Form 10QSB
period 2000-09-30
KENTEX PETROLEUM INC
filed 2000-10-11
CIK 1104485

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------

                               Commission File No.
                                   -----------
                                     0-30955


                             KENTEX PETROLEUM, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

          NEVADA                                             87-0645378
         --------                                           ------------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)



                         5525 South 900 East, Suite 110
                           Salt Lake City, Utah 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)262-8844

                              None, Not Applicable;

                                   -----------
          (Former Name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X   No             (2)  Yes         No      X
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 October 2, 2000
                                    2,357,997
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                             KENTEX PETROLEUM, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                    September 30, 2000 and December 31, 1999



                                                            09/30/2000          12/31/1999
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS


Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         4,482        $        0
     Accrued Liabilities                                               0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                 4,482                 0

         Total Liabilities                                         4,482                 0
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 2,357,997 shares and
         2,301,333 shares, respectively                            2,358             2,301
     Paid-in Capital                                           2,073,802         2,073,859
     Accumulated Deficit                                      (2,080,642)       (2,076,160)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (4,482)                0

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========



                             KENTEX PETROLEUM, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
     For the Three and Nine Month Period Ended September 30, 2000, 1999 and for the Period from Reactivation [May 8, 1999] through September 30, 2000

                                             Three Months Ended     Nine Months Ended        Reactivation through,
                                              2000          1999    2000        1999          September 30, 2000



Revenues                                $      -       $      -      $   -      $  -         $     -

Operating expenses

    General and Administrative                 225          230      1,584         1,410          36,244

Total operating expenses                       225          230      1,584         1,410          36,244

Loss before income taxes and
    discontinued operations                   (225)        (230)    (1,584)       (1,410)        (36,244)

Income taxes                                   -              -      2,898           -             2,898

Net (loss)                                    (225)        (230)    (4,482)       (1,410)        (39,142)
                                         ---------------------------------------------------------------
Basic and diluted (loss) per common share    (0.01)    $  (0.01)    $(0.01)        (0.01)          (0.01)
                                         ---------------------------------------------------------------
Weighted Average Shares Outstanding      2,357,997       41,816  2,357,997        41,771       1,792,750
                                         ===============================================================



                             KENTEX PETROLEUM, INC.
                          [A Development Stage Company]
                            Statements of Cash Flows
     For the Three and Nine Month Period Ended September 30, 2000, 1999 and for the Period from Reactivation [May 8, 1999] through September 30, 2000

                                              Three Months Ended     Nine Months Ended        Reactivation through,
                                              2000          1999     2000        1999         September 30, 2000
Cash Flows From Operating Activities


  Net (loss)                            $      (225)  $     (230)   $(4,482)    $ (1,410)             (39,142)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Shares issued for services                   -             -         -            -                     0
    Increase/(Decrease) in current liabilities   -             -         -            -                34,660
    Increase/(Decrease) in loans from           225          230      4,482        1,410                4,482
    shareholder
      Net cash flows from operating activities   -             -         -            -                     -

Cash Flows Provided by Financing Activities      -             -         -            -                     -

      Net Increase In Cash                       -             -         -            -                     -

      Beginning Cash Balance                     -             -         -            -                     -

      Ending Cash Balance                $       -             -         -            -                     -



NOTES TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1999, balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 2000, or for over the past ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 2000, or for over the past ten years. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $225, stemming from general and administrative expenses.

Liquidity

     At September 30, 2000, the Company had total current assets of $0 and total liabilities of $4,482.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 KENTEX PETROLEUM, INC.



Date:10/04/2000             /S/ JAMES DOOLIN
                            James Doolin, President and Director



Date:10/04/2000             /S/ LUKE BRADLEY
                            Luke Bradley, Vice President and Director