Form 10KSB
period 2000-12-31
KENTEX PETROLEUM INC
filed 2001-02-13
CIK 1104485

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2000
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------
                             --------------    ------------------

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




                 5525 SOUTH 900 EAST, SUITE 110 Salt Lake City,
                                   Utah 84117
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 262-8844


                             KENTEX PETROLEUM, INC.
                                  -------------

          (Former Name or Former Address, if changed since last Report)
                        311 South State Street, Suite 410
                           Salt Lake City, Utah 84111


Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered:                     None
Securities Registered under Section 12(g) of the Exchange Act: $0.001 par value common stock


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2000 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2000 - $141. There are approximately 141,479 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  JUNE 15, 2000
                                    2,357,997

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------
    Organization, Charter Amendments and General History
     ----------------------------------------------------

      Kentex Petroleum, Inc., a Nevada corporation (the "Company"), was organized under the laws of the State of Nevada on February 10, 1983. Copies of the Company's Articles of Incorporation and Bylaws are attached hereto and are incorporated herein by reference. See the Index to Exhibits, Part III, Item 1.

    Material Changes of Control Since Inception and Related Business History
    ------------------------------------------------------------------------

     The Company currently has four beneficial holders, who collectively own 93.5% of its outstanding common stock; Outback Capital, Inc., Camisado Ventures, Ltd., Jenson Services, Inc., and New York New York, Ltd. See the caption, "Security Ownership of Certain Beneficial Owners and Management," Item 4.

     On May 8, 1999, John Myung, the Company's President, Treasurer and Director resigned and designated James Doolin as a Director of the Company.

     On May 30, 1999, Alan Reedy, the Company's Secretary and Director resigned and designated Jason Jenson as a Director of the Company.

     On September 27, 1999, Jason Jenson, the Company's Director resigned and designated Shane Thueson as a Director of the Company.

     On September 28, 1999, Luke Bradley was appointed a director of the Company by a quorom of the Company's directors.

     On September 28, 1999, James Doolin was elected President, Luke Bradley was elected Vice President and Shane Thueson was elected Secretary. The Company's officers were elected by the entire membership of the directors.


Business.
---------

     The Company was organized by the directors principally for the purpose of engaging in any lawfull activity. In March of 1983, the Company completed a merger. The Company then began pursuing opportunities in the development and production of oil well facilities including entering into leases and partnerships and acting as general partner of ventures. These operations proved to be unsuccessful and ended over ten years ago, and since there have been no further operations

     Other than the above-referenced matters and seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations for over ten years. The Company may begin the search for the acquisition of assets, property or business that may benefit the Company and its stockholders, once the Board of Directors sets guidelines of industries in which the Company may have an interest.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries to the Company.

Risk Factors.
------------

     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Extremely Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenue for over the past ten years or to the date hereof. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis. Although management intends to apply any proceeds it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any use or allocation of such proceeds will allow it to achieve its business objectives.

     Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

     Unspecified Industry and Acquired Business; Unascertainable Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. To the extent that the Company may acquire a business in a high risk industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition.

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     There has been no "established public market" for the Company's common stock during the last five years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Reg.
Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Principal Products or Services and their Markets.
-------------------------------------------------

     None; not applicable

Competition.
------------

     None; not applicable

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts.
-----------------------------------------------------------------------------

     None; not applicable

Need for any Governmental Approval of Principal Products of Services.
---------------------------------------------------------------------

     None; not applicable

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. The Company is deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Research and Development.
------------------------

     None; not applicable

Cost and Effects of Compliance with Environmental Laws.
------------------------------------------------------

     None; not applicable

Number of Employees.
-------------------

     None; not applicable


Item 2.  Description of Property.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its majority shareholder, Duane S. Jenson, and are currently provided at no cost. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Nevada. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended December 31, 2000, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There has been no "public market" for shares of common stock of the Company. However, the Company intends to submit for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 410.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

On September 28, 1999, the Company issued 18,000 shares of "restricted" and "unregistered" common stock to each of the Company's three officers in compensation for services to the Company.

On September 28, 1999, the Company also issued 5,640 shares of "restricted" and "unregistered" common stock to Jenson Services, Inc. in compensation for $1,410 of expenses incurred on behalf Company.

On October 5, 1999, the Company issued 702,000 shares of "restricted" and "unregistered" common stock to Outback Capital, Inc., for $7,020 of expenses incurred on behalf of the Company.

On October 5, 1999, the Company issued 546,000 shares of "restricted" and "unregistered" common stock to Camisado Ventures, Ltd., for $5,460 of expenses incurred on behalf of the Company.

On October 5, 1999, the Company issued 702,000 shares of "restricted" and "unregistered" common stock to New York New York, Ltd., for $7,020 of expenses incurred on behalf of the Company.

On November 15, 1999, the Company issued 250,000 shares of "restricted" and "unregistered" common stock to Jenson Services, Inc., for $250 of expenses incurred on behalf of the Company.

There have been no other sales of the Company's unregistered securities in the past five years.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of December 31, 2000, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than maintaing its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At December 31, 2000, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended December 31, 2000, the Company had a net loss of $4,878. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended December 31, 2000 and 1999

          Independent Auditors' Report

          Balance Sheets - December 31, 2000

          Statements of Operations for the years ended
          December 31, 2000 and 1999

          Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999

          Statements of Cash Flows for the years ended
          December 31, 2000 and 1999

          Notes to the Financial Statements

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                December 31, 2000



                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                                                              Page

Independent Auditors' Report                                                                                                    1

Balance Sheet -- December 31, 2000                                                                                              2

Statements of Operations for the twelve month and eight month periods ended
December 31, 2000 and 1999 and for the period from Reactivation [May 8,
1999] through December 31, 2000                                                                                                 3

Statements of Stockholders' Deficit for the period from Reactivation [May 8,
1999] through December 31, 2000                                                                                                 4

Statements of Cash Flows for the twelve month and eight month periods ended
December 31, 2000 and 1999 and for the period from Reactivation [May 8,                                                         5
1999] through December 31, 2000

Notes to Financial Statements                                                                                                6 -- 8



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Kentex Petroleum, Inc.[a development stage company]


We have audited the accompanying balance sheet of Kentex Petroleum, Inc. [a development stage company] as of December 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the twelve month and eight month periods ended December 31, 2000 and 1999 and for the period from Reactivation [May 8, 1999] through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentex Petroleum, Inc. [a development stage company] as of December 31, 2000, and the results of operations and cash flows for the periods ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses from operations, no assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /S/MANTYLA MCREYNOLDS
                                                              Mantyla McReynolds

Salt Lake City, Utah
January 26, 2001

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                                  Balance Sheet
                                December 31, 2000


                                     ASSETS


Assets                                                                         $               -0-
                                                                                 ------------------
                       Total Assets                                            $               -0-
                                                                                 ==================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Shareholder loan - NOTE 5                                                    $              4,878
                                                                                 ------------------
                      Total Liabilities                                                       4,878


Stockholders' Deficit:
  Capital Stock -- 100,000,000 shares authorized having a
   par value of $.001 per share; 2,357,997 shares issued
   and outstanding - NOTE 4                                                                   2,358
  Additional Paid-in Capital                                                              2,073,802
  Accumulated Deficit                                                                    (2,041,500)
  Deficit accumulated during development stage                                              (39,538)
                                                                                 ------------------
                Total Stockholders' Deficit                                                  (4,878)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $                -0-
                                                                                 ==================








                 See accompanying notes to financial statements.




                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                            Statements of Operations
 For the twelve month and eight month periods ended December 31, 2000 and 1999 and for the period from Reactivation [May 8, 1999] through December 31, 2000


                                                                      Reactivation       Reactivation
                                                                        through             through
                                                                        December           December
                                                      2000              31, 1999           31, 2000
                                                  -------------     ----------------    ---------------
Revenues                                       $           -0-  $               -0-  $             -0-

General & Administrative Expenses                        4,878               34,660             39,538
                                                  -------------     ----------------    ---------------

               Operating Loss                           (4,878)             (34,660)           (39,538)

                                                  -------------     ----------------    ---------------
        Net Loss Before Income Taxes                    (4,878)             (34,660)           (39,538)

Current Year Provision for Income Taxes                    -0-                  -0-                -0-
                                                  -------------     ----------------    ---------------

Net Loss                                                (4,878)             (34,660)           (39,538)
                                               $                $                    $
                                                  =============     ================    ===============



Basic and Diluted Loss Per Share               $          (.01) $              (.05) $            (.03)
                                                  =============     ================    ===============

Weighted Average Shares Outstanding                  2,357,997              829,694          1,432,598
                                                  =============     ================    ===============





                 See accompanying notes to financial statements.


                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
    For the Period from Reactivation [May 8, 1999] through December 31, 2000


                                                             Additional                             Net
                               Common          Common          Paid-in        Accumulated      Stockholders'
                               Shares           Stock          Capital          Deficit           Deficit
                            ------------     ----------     ------------      -----------      -------------
Balance, May 8, 1999
(Reactivation)                10,423,368         10,423        2,031,077       (2,041,500)                -0-
Issued stock to shareholder for
debt, September 28, 1999       1,410,000          1,410                                                1,410
Issued stock to Directors for
services, September 30, 1999  13,500,000         13,500                                               13,500
Reverse split 1 for 250 shares,
October 5, 1999              (25,232,035)       (25,232)          25,232                                 -0-
Issued post split shares for
expenses, October 5, 1999      1,950,000          1,950           17,550                              19,500
Issued post-split shares for
expenses, November 15, 1999      250,000            250                                                  250
Net loss for the Year Ended
 December 31, 1999                                                               (34,660)            (34,660)
                            ------------     ----------     ------------      -----------      -------------
Balance, December 31, 1999     2,301,333 $        2,301 $      2,073,859 $    (2,076,160) $                0
                            ------------     ----------     ------------      -----------      -------------
Issued shares attributable to
rounding in 1999 reverse split    56,664             57              (57)                                  0
Net loss for the Year Ended
December 31, 2000                                                                 (4,878)            (4,878)
                               2,357,997          2,358        2,073,802      (2,081,038)            (4,878)
                            ============     ==========     ============      ===========      =============














                 See accompanying notes to financial statements.


                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the years ended December 31, 2000 and 1999, and for the period from Reactivation
                     [May 8, 1999] through December 31, 2000

                                                                         Reactivation     Reactivation
                                                                           through           through
                                                                           December         December
                                                             2000          31, 1999         31, 2000
                                                            ------      ------------     -------------
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                              $        (4,878)$      (34,660)  $       (39,538)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Increase in shareholder loan                               4,878                            4,878
     Stock issued for services/expenses                                       34,660            34,660
                                                          -----------    ------------     -------------
       Net Cash Used for Operating Activities                    -0-             -0-               -0-

           Net Increase/(Decrease) in Cash                       -0-             -0-               -0-

Beginning Cash Balance                                           -0-             -0-               -0-
                                                          -----------    ------------     -------------

Ending Cash Balance                                   $          -0-  $          -0-   $           -0-
                                                          ===========    ============     =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest              $          -0-  $          -0-   $           -0-
  Cash paid during the year for income taxes          $          -0-  $          -0-   $           -0-
















                 See accompanying notes to financial statements.


                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2000

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (a)    Organization

               Kentex Petroleum, Inc. (Company) was originally an oil and gas company incorporated under the laws of the State of Nevada in February, 1983. The Company engaged in various operations through 1990. These operating activities were unsuccessful and the Company became dormant. In May of 1999, the Company became active again as new directors and officers were elected. The Company is now in the development stage as it is seeking new business opportunities.

               The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of December 31, 2000 is $0 due to the valuation allowance established as described in Note 3.

               (c)    Net Loss Per Common Share

               Loss per common share is based on the weighted-average number of shares outstanding. Diluted loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2000.

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2000
                                   [Continued]

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               [continued]

               (e)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses since Reactivation through December 31, 2000 amounting to $39,538, has no assets, and has a net working capital deficiency at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to recommence its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2015. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                             NOL
Description                                Balance          Tax           Rate
--------------------------------------- -------------- ------------- ----------
   Federal Income Tax                       $1,070,702      $364,039      34%
   State Income Tax                                -0-           -0-      -0-
   Valuation allowance                                      (364,039)
                                                        -------------
        Deferred tax asset 12/31/99                               $0

                                     Kentex Petroleum, Inc.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        December 31, 2000
                                           [Continued]

NOTE 4         COMMON STOCK/RELATED PARTY TRANSACTION

               The Company issued shares of common stock during 1999 as compensation or as reimbursement for expenses paid on behalf of the Company. The table below summarizes the various transactions.


Purpose for Issuance      Recipient                                 Number of
                                                                      Shares
-----------------------   -----------------     --------------- ---------------
Reimbursed expenses       Shareholder                Pre-split       1,410,000
Compensation/services     Directors                  Pre-split      13,500,000
Reimbursed expenses       Consultant /
                          Shareholder                Post-split      2,200,000
                                                                ---------------
                                                                    17,110,000
                                                                ===============


               On October 5, 1999, the Company resolved to reverse split the then outstanding 25,333,368 shares of common stock on the basis of 1 for 250. With the reverse split, the Company retained the current authorized capital and par value, with appropriate adjustments in the stated capital and capital surplus accounts. However, the split provided that no stockholder of record owning 100 shares or more, computed on a per stock certificate basis, on the effective date should be reduced to less than 100 shares and no stockholder owning less than 100 shares on the effective date would be affected by the reverse split; additional shares would be issued by the Company to provide the minimum 100 shares, all fractional shares to be rounded up to the nearest whole share. In 2000, the Company issued 56,664 shares of common stock to cover rounding in the reverse split.

NOTE 5         RELATED PARTY TRANSACTIONS

               A shareholder has paid general and administrative expenses on behalf of the Company, through December 31, 2000, of $4,878. The Company has recorded a liability for this amount which is payable on demand and is non-interest bearing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     None; not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                        Date of         Date of
                    Positions           Election or     Termination
Name                  Held              Designation     or Resignation
----                  ----              -----------   --------------
JAMES P. DOOLIN      DIRECTOR &         MAY-08-99           *
                     PRESIDENT

LUKE BRADLEY         DIRECTOR &         SEP-28-99           *
                     VICE PRESIDENT

SHANE THUESON        DIRECTOR &         SEP-27-99           *
                     SECRETARY



     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     James P. Doolin, President and a director is 23 years of age. Mr Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree. Mr. Doolin has been working as an investment consultant since 1998.

     Luke Bradley, Vice President and a director is 23 years of age. Mr. Bradley is currently attending the University of Utah, in Salt Lake City. He will be graduating in June of 2001, with a bachelor of science, finance degee. Mr. Bradley is the owner/manager of Tweeqd, Inc., a Utah corporation, a clothing company in Salt Lake City, Utah.

     Shane Thueson, Secretary and a director is 24 years of age. Mr. Thueson graduated from Brigham Young University, in Provo, Utah. He graduated with a bachelor of arts, history degree. Mr. Thueson is currently working with a movie production firm in Los Angeles, California.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     There are no family relationships.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Each of the Company's directors has filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                           SUMMARY COMPENSATION TABLE
                             Long Term Compensation
                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

James P.
Doolin,      12/31/99   0     0     0    18,000  0     0   0
Director,    12/31/00   0     0     0      0     0     0   0
President

Luke
Bradley
Director,    12/31/99   0     0     0    18,000  0     0   0
Vice         12/31/00   0     0     0      0     0     0   0
President

Shane E.
Thueson,     12/31/99   0     0     0    18,000  0     0   0
Director,    12/31/00   0     0     0      0     0     0   0
Secretary

Jason Jenson 12/31/99   0     0     0      0     0     0   0
Director

John Myung   12/31/98   0     0     0      0     0     0   0
Director,
President

Alan Reedy   12/31/98   0     0     0      0     0     0   0
Director,
Secretary


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended
December 31, 1999 and 2000. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.



Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than ten percent of the Company's common stock as of the date hereof:

                           Number of Shares Percentage

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
CAMISODO VENTURES, LTD.             546,000                     23%
OUTBACK CAPITAL, INC.               702,000                     30%
NEW YORK NEW YORK, LTD.             702,000                     30%
JENSON SERVICES, INC. *             255,640                     11%


   * Duane Jenson is the President of Jenson Services, Inc., and may be deemed the beneficial owner of Jenson Services, Inc.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof:

                          Number of Shares       Percentage of

Name and Address         Beneficially Owned        of Class
----------------         ------------------      -------------
JAMES P. DOOLIN                 18,000                  0%
LUKE BRADLEY                    18,000                  0%
SHANE THUESON                   18,000                  0%

TOTAL OFFICERS & DIRECTORS      54,000                  2%


Changes in Control.
-------------------

     To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None; not applicable.

Exhibits
--------

Exhibit
Number                             Description
-------                            -----------

  27                                 Financial Data Schedule

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KENTEX PETROLEUM, INC.



Date:2/12/01                        /S/ JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       KENTEX PETROLEUM, INC.



Date:2/12/01                        /S/ JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:2/12/01                        /S/ LUKE BRADLEY
                                       Luke Bradley
                                       Vice President and Director