Form 10QSB
period 2001-06-30
KENTEX PETROLEUM INC
filed 2001-07-17
CIK 1104485

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

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

(1)  Yes  X   No             (2)  Yes    X    No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 June 30, 2001
                                    2,357,997
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                             KENTEX PETROLEUM, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                      June 30, 2001 and December 31, 2000



                                                            06/30/2001          12/31/2000
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS


Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         7,123        $    4,878
     Accrued Liabilities                                               0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                 7,123             4,878

         Total Liabilities                                         7,123             4,878
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 2,357,997 shares and
         2,357,997 shares, respectively                            2,358             2,358
     Paid-in Capital                                           2,073,802         2,073,802
     Accumulated Deficit                                      (2,041,500)       (2,041,500)
     Deficit accumulated during development stage                (41,783)          (39,538)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (7,123)           (4,878)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========

                             KENTEX PETROLEUM, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Period Ended June 30, 2001, 2000 and
      for the Period from Reactivation [May 8, 1999] through June 30, 2001

                                             Three Months Ended     Six Months Ended        Reactivation through,
                                              2001          2000    2001        2000          June 30, 2001



Revenues                                $      -       $      -      $   -      $  -         $     -

Operating expenses

    General and Administrative                 229        1,139      2,245         4,257          41,783

Total operating expenses                       229        1,139      2,245         4,257          41,783

Net Income Before Taxes                       (229)      (1,139)    (2,245)       (4,257)        (41,783)

Income taxes                                   -              -          -             -               -

Net (loss)                                    (229)      (1,139)    (2,245)       (4,257)        (41,783)
                                         ---------------------------------------------------------------
Basic and diluted (loss) per common share    (0.01)    $  (0.01)    $(0.01)        (0.01)          (0.03)
                                         ---------------------------------------------------------------
Weighted Average Shares Outstanding      2,357,997    2,301,333  2,357,997     2,301,333       1,656,236
                                         ===============================================================



                             KENTEX PETROLEUM, INC.
                          [A Development Stage Company]
                            Statements of Cash Flows
        For the Three and Six Month Period Ended June 30, 2001, 2000 and
      for the Period from Reactivation [May 8, 1999] through June 30, 2001

                                              Three Months Ended     Six Months Ended        Reactivation through,
                                              2001          2000     2001        2000            June 30, 2001
Cash Flows From Operating Activities


  Net (loss)                            $      (229)  $   (1,139)   $(2,245)    $(4,257)               (41,783)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Shares issued for services                   -             -         -            -                 34,660
    Increase/(Decrease) in current liabilities   -             -         -            -                      -
    Increase/(Decrease) in loans from           229        1,139      2,245       4,257                  7,123
    shareholder
      Net cash flows from operating activities   -             -         -            -                     -

Cash Flows Provided by Financing Activities      -             -         -            -                     -

      Net Increase In Cash                       -             -         -            -                     -

      Beginning Cash Balance                     -             -         -            -                     -

      Ending Cash Balance                $       -             -         -            -                     -




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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 2001, or for over the past ten years. The Company has executed a Memorandum of Understanding, which outlines the terms of a Reorganization whereby the Company acquires 100% of the outstanding common shares of 24-7 Digital, Inc. ("24-7"), a California corporation. As a result of the Reorganization, the shareholders of 24-7 will own approximately 89.4% of the outstanding capital stock of the Company. No definitive agreements have been signed and there are no assurances that the Company will execute the above mentioned Reorganization.

Results of Operations.

     The Company has had no operations during the quarterly period ended June 30, 2001, or for over the past ten years. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $229, stemming from general and administrative expenses.

Liquidity

     At June 30, 2001, the Company had total current assets of $0 and total liabilities of $7,123.

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

                                 KENTEX PETROLEUM, INC.



Date:07/17/01               /S/JAMES DOOLIN
                            James Doolin, President and Director