Form 10QSB
period 2001-09-30
KENTEX PETROLEUM INC
filed 2001-11-05
CIK 1104485

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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

                               September 30, 2001
                                    2,357,997
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                             KENTEX PETROLEUM, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                    September 30, 2001 and December 31, 2000



                                                            09/30/2001          12/31/2000
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS


Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         7,352        $    4,878
     Accrued Liabilities                                               0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                 7,352             4,878

         Total Liabilities                                         7,352             4,878
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 2,357,997 shares and
         2,357,997 shares, respectively                            2,358             2,358
     Paid-in Capital                                           2,073,802         2,073,802
     Accumulated Deficit                                      (2,083,512)       (2,083,283)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (7,352)           (4,878)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========

                             KENTEX PETROLEUM, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
     For the Three and Nine Month Period Ended September 30, 2001, 2000 and
    for the Period from Reactivation [May 8, 1999] through September 30, 2001
                                             Three Months Ended     Nine Months Ended        Reactivation through,
                                              2001          2000      2001        2000         September 30, 2001



Revenues                                $      -       $      -      $   -      $  -         $     -

Operating expenses

    General and Administrative                 229          225      2,474         1,584          42,012

Total operating expenses                       229          225      2,474         1,584          42,012

Loss before income taxes and
    discontinued operations                   (229)        (225)    (2,474)       (1,584)        (42,012)

Income taxes                                   -              -         -          2,898           2,898

Net (loss)                                    (229)        (225)    (2,474)       (4,482)        (44,910)
                                         ---------------------------------------------------------------
Basic and diluted (loss) per common share    (0.01)    $  (0.01)    $(0.01)        (0.01)          (0.01)
                                         ---------------------------------------------------------------
Weighted Average Shares Outstanding      2,357,997      2,357,997  2,357,997       2,357,997       1,792,750
                                         ===============================================================

                             KENTEX PETROLEUM, INC.
                          [A Development Stage Company]
                            Statements of Cash Flows
     For the Three and Nine Month Period Ended September 30, 2001, 2000 and for the Period from Reactivation [May 8, 1999] through September 30, 2001

                                              Three Months Ended     Nine Months Ended        Reactivation through,
                                              2001          2000     2001        2000         September 30, 2001
Cash Flows From Operating Activities


  Net (loss)                            $      (229)  $     (225)   $(2,474)    $ (4,482)             (44,910)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Shares issued for services                   -             -         -            -                     0
    Increase/(Decrease) in current liabilities   -             -         -            -                34,660
    Increase/(Decrease) in loans from           229          225      2,474        4,482               10,250
    shareholder
      Net cash flows from operating activities   -             -         -            -                     -

Cash Flows Provided by Financing Activities      -             -         -            -                     -

      Net Increase In Cash                       -             -         -            -                     -

      Beginning Cash Balance                     -             -         -            -                     -

      Ending Cash Balance                $       -             -         -            -                     -



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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 2001, or for over the past ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 2001, or for over the past ten years. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $229, stemming from general and administrative expenses.

Liquidity

     At September 30, 2001, the Company had total current assets of $0 and total liabilities of $7,352.

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

                                 KENTEX PETROLEUM, INC.



Date:10/22/2001             /S/ JAMES DOOLIN
                            James Doolin, President and Director