Form 10KSB
period 2001-12-31
KENTEX PETROLEUM INC
filed 2002-02-12
CIK 1104485

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2001
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2001 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2001 - $141. There are approximately 141,479 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 JANUARY 1, 2002
                                    2,357,997

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended December 31, 2001, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of December 31, 2001, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than maintaing its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At December 31, 2001, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended December 31, 2001, the Company had a net loss of $ 2,698. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended December 31, 2001 and 2000

          Independent Auditors' Report

          Balance Sheets - December 31, 2001

          Statements of Operations for the years ended
          December 31, 2001 and 2000

          Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000

          Statements of Cash Flows for the years ended
          December 31, 2001 and 2000

          Notes to the Financial Statements

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                December 31, 2001

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                                                              Page

Independent Auditors' Report                                                                                                    1

Balance Sheet -- December 31, 2001                                                                                              2

Statements of Operations for the years ended December 31, 2001 and 2000 and
for the period from Reactivation [May 8, 1999] through December 31, 2001                                                        3

Statements of Stockholders' Deficit for the period from Reactivation [May 8,
1999] through December 31, 2001                                                                                                 4

Statements of Cash Flows for the years ended December 31, 2001 and 2000 and
for the period from Reactivation [May 8, 1999] through December 31, 2001                                                        5

Notes to Financial Statements                                                                                                6 -- 9


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Kentex Petroleum, Inc.[a development stage company]


We have audited the accompanying balance sheet of Kentex Petroleum, Inc. [a development stage company] as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000 and for the period from Reactivation [May 8, 1999] through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentex Petroleum, Inc. [a development stage company] as of December 31, 2001, and the results of operations and cash flows for the periods ended December 31, 2001 and 2000, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, no assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /S/MANTYLA MCREYNOLDS
                                                              Mantyla McReynolds

Salt Lake City, Utah
January 31, 2002


                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                                  Balance Sheet
                                December 31, 2001


                                             ASSETS


Assets                                                                         $                 0
                                                                                 ------------------
                       Total Assets                                            $                 0
                                                                                 ==================



                              LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Shareholder loan - NOTE 5                                                    $             7,576
                                                                                 ------------------
                 Total Current Liabilities                                                   7,576
                                                                                 ------------------
                     Total Liabilities                                                       7,576

Stockholders' Deficit:
  Capital Stock -- 100,000,000 shares authorized having a
   par value of $.001 per share; 2,357,997 shares issued
   and outstanding - NOTE 4                                                                  2,358
  Additional Paid-in Capital                                                             2,073,802
  Accumulated Deficit                                                                   (2,041,500)
  Deficit accumulated during development stage                                             (42,236)
                                                                                 ------------------
                Total Stockholders' Deficit                                                 (7,576)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $                0
                                                                                 ==================







                         See accompanying notes to financial statements.




                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                            Statements of Operations
 For the years ended December 31, 2001 and 2000 and for the period from Reactivation
                     [May 8, 1999] through December 31, 2001


                                                                                          Reactivation
                                                                                             through
                                                                                            December
                                                      2001                2000              31, 2001
                                                  -------------     ----------------     ---------------
Revenues                                      $              0  $                 0  $                0

General & Administrative Expenses                         2,698               4,878              42,236
                                                  -------------     ----------------     ---------------

               Operating Loss                           (2,698)              (4,878)            (42,236)

                                                  -------------     ----------------     ---------------
        Net Loss Before Income Taxes                    (2,698)              (4,878)            (42,236)

Current Year Provision for Income Taxes                      0                    0                   0
                                                  -------------     ----------------     ---------------

Net Loss                                      $         (2,698) $            (4,878) $          (42,236)
                                                  =============     ================     ===============



Basic and Diluted Loss Per Share              $          (0.01) $             (0.01) $           (0.02)
                                                  =============     ================     ==============

Weighted Average Shares Outstanding                  2,357,997             2,357,997         1,781,535
                                                  =============     ================     ==============






                         See accompanying notes to financial statements.



                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
    For the Period from Reactivation [May 8, 1999] through December 31, 2001


                                                             Additional                             Net
                               Common          Common          Paid-in        Accumulated      Stockholders'
                               Shares           Stock          Capital          Deficit           Deficit
                            ------------     ----------     ------------      -----------      -------------
Balance, May 8, 1999
(Reactivation)                10,423,368        10,423        2,031,077       (2,041,500)                  0
Issued stock to shareholder for
debt, September 28, 1999       1,410,000          1,410                                                1,410
Issued stock to Directors for
services, September 30, 1999  13,500,000         13,500                                               13,500
Reverse split 1 for 250 shares,
October 5, 1999             (25,232,035)       (25,232)           25,232                                   0
Issued post split shares for
expenses, October 5, 1999      1,950,000          1,950           17,550                              19,500
Issued post-split shares for
expenses, November 15, 1999      250,000            250                                                  250
Net loss for the Year Ended
 December 31, 1999                                                               (34,660)           (34,660)
                            ------------     ----------     ------------      -----------
Balance, December 31, 1999     2,301,333 $        2,301 $      2,073,859 $    (2,076,160) $                0
Issued shares attributable to
rounding in 1999 reverse split    56,664             57             (57)                                   0
Net loss for the Year Ended
December 31, 2000                                                                 (4,878)            (4,878)
Balance, December 31, 2000     2,357,997          2,358        2,073,802      (2,081,038)            (4,878)
Net loss for the Year Ended
December 31, 2001                                                                 (2,698)            (2,698)
Balance, December 31, 2001     2,357,997          2,358        2,073,802      (2,083,736)            (7,576)
                            ============     ==========     ============      ===========      =============













                         See accompanying notes to financial statements.


                                     Kentex Petroleum, Inc.
                                  [A Development Stage Company]
                                    Statements of Cash Flows
      For the years ended December 31, 2001 and 2000, and for the period from Reactivation
                             [May 8, 1999] through December 31, 2001

                                                                                          Reactivation
                                                                                             through
                                                                                            December
                                                             2001            2000           31, 2001
                                                          ----------     ------------     -------------
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                              $      (2,698) $        (4,878)  $       (42,236)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Increase in shareholder loan                              2,698            4,878             7,576
     Stock issued for services/expenses                                                          34,660
                                                          ----------     ------------     -------------
       Net Cash Used for Operating Activities                     0                0                 0

           Net Increase/(Decrease) in Cash                        0                0                 0

Beginning Cash Balance                                            0                0                 0
                                                          ----------     ------------     -------------

Ending Cash Balance                                   $           0  $             0   $             0
                                                          ==========     ============     =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest              $           0  $             0   $             0
  Cash paid during the year for income taxes          $           0  $             0   $             0























                         See accompanying notes to financial statements.



                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2001

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

               The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of
               December 31, 2001 is $0 due to the valuation allowance established as described in Note 3.

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

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2001
                                   [Continued]


NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES [continued]


               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2001.


               (e)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses since Reactivation through December 31, 2001 amounting to $42,236, has no assets, and has a net working capital deficiency at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to recommence its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2001
                                   [Continued]

NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2021. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                             NOL
Description                                Balance          Tax           Rate
--------------------------------------- -------------- ------------- -----------
   Federal Income Tax                       $1,040,702      $353,839      34%
   Valuation allowance                                     (353,839)
                                                       -------------
        Deferred tax asset 12/31/01                               $0

               The valuation allowance has increased $917 from $352,922 at December 31, 2000.

NOTE 4         COMMON STOCK/RELATED PARTY TRANSACTION

               The Company issued shares of common stock during 1999 as compensation or as reimbursement for expenses paid on behalf of the Company. The table below summarizes the various transactions.


                                                       Pre-split      Post-split
Purpose for Issuance         Recipient                    Shares          Shares
--------------------------   -----------------   --------------- ---------------
Reimbursed expenses          Shareholder               1,410,000           5,640
Compensation/services        Directors                13,500,000          54,000
Reimbursed expenses          Consultant /
                             Shareholder                               2,200,000
                                                 --------------- ---------------
                                                      14,910,000       2,259,640
                                                 =============== ===============

               On October 5, 1999, the Company resolved to reverse split the then outstanding 25,333,368 shares of common stock on the basis of 1 for 250. With the reverse split, the Company retained the current authorized capital and par value, with appropriate adjustments in the stated capital and capital surplus accounts. However, the split provided that no stockholder of record owning 100 shares or more, computed on a per stock certificate basis, on the effective date should be reduced to less than 100 shares and no stockholder owning less than 100 shares on the effective date would be

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2001
                                   [Continued]

NOTE 4          COMMON STOCK/RELATED PARTY TRANSACTION[continued]

               affected by the reverse split; additional shares would be issued by the Company to provide the minimum 100 shares, all fractional shares to be rounded up to the nearest whole share. In 2000, the Company issued 56,664 shares of common stock to cover rounding in the reverse split.

NOTE 5         RELATED PARTY TRANSACTIONS

               A shareholder has paid general and administrative expenses on behalf of the Company, through December 31, 2001, of $7,576. The Company has recorded a liability for this amount which is payable on demand and is non-interest bearing.

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

Business Experience.
--------------------

     James P. Doolin, President and a director is 25 years of age. Mr Doolin graduated from the University of Utah, in Salt Lake City. He graduated with a bachelor of science, finance degree. Mr. Doolin has been working as an investment consultant since 1998.

     Luke Bradley, Vice President and a director is 25 years of age. Mr. Bradley is currently attending the University of Utah, in Salt Lake City. He will be graduating in June of 2002, with a bachelor of science, finance degee. Mr. Bradley has been working for a promotional merchandising firm in Salt Lake City, Utah.

     Shane Thueson, Secretary and a director is 26 years of age. Mr. Thueson graduated from Brigham Young University, in Provo, Utah. He graduated with a bachelor of arts, history degree. Mr. Thueson is currently working with a movie production firm in Los Angeles, California.

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

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                           SUMMARY COMPENSATION TABLE
                             Long Term Compensation
                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

James P.
Doolin,      12/31/99   0     0     0    18,000  0     0   0
Director,    12/31/00   0     0     0      0     0     0   0
President    12/31/01   0     0     0      0     0     0   0

Luke
Bradley
Director,    12/31/99   0     0     0    18,000  0     0   0
Vice         12/31/00   0     0     0      0     0     0   0
President    12/31/01   0     0     0      0     0     0   0

Shane E.
Thueson,     12/31/99   0     0     0    18,000  0     0   0
Director,    12/31/00   0     0     0      0     0     0   0
Secretary    12/31/01   0     0     0      0     0     0   0

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended
December 31, 1999, 2000 and 2001. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than ten percent of the Company's common stock as of the date hereof:

                           Number of Shares Percentage

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
CAMISODO VENTURES, LTD.             546,000                     23%
OUTBACK CAPITAL, INC.               702,000                     30%
NEW YORK NEW YORK, LTD.             702,000                     30%
JENSON SERVICES, INC. *             255,640                     11%

TOTAL                             2,205,640                     94%


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

                                       KENTEX PETROLEUM, INC.



Date:02/08/02                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       KENTEX PETROLEUM, INC.



Date:02/08/02                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:02/11/02                          /S/LUKE BRADLEY
                                       Luke Bradley
                                       Vice President and Director