Form 10QSB
period 2002-09-30
KENTEX PETROLEUM INC
filed 2002-11-14
CIK 1104485

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

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



                       4685 South Highland Dr., Suite 202
                            Salt Lake City, UT 84117
                            ------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)278-9424

                         5525 South 900 East, Suite 110
                           Salt Lake City, Utah 84117
                           --------------------------
          (Former Name or Former Address, if changed since last Report)


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

                                 November 6, 2002
                                    2,357,997
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                             KENTEX PETROLEUM, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                    September 30, 2002 and December 31, 2001



                                                            09/30/2002          12/31/2001
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS


Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $        10,415        $    7,576
     Accrued Liabilities                                               0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                10,415             7,576

         Total Liabilities                                        10,415             7,576
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 2,357,997                                    2,358             2,358
     Paid-in Capital                                           2,073,802         2,073,802
     Accumulated Deficit                                      (2,086,575)       (2,083,736)
                                                          --------------        ----------
         Total Stockholders' Deficit                             (10,415)           (7,576)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========



                             KENTEX PETROLEUM, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
     For the Three and Nine Month Period Ended September 30, 2002, 2001 and for the Period from Reactivation [May 8, 1999] through September 30, 2002

                                        Three Months Three Months  Nine Months  Nine Months  Reactivation through,
                                            Ended       Ended         Ended       Ended       September 30, 2002
                                          9/30/2002   9/30/2001     9/30/2002    9/30/2001
                                          ---------   ---------     ---------    ---------    ------------------

Revenues                                $        0     $      0      $   0      $      0      $        0
                                          ---------   ---------     ---------    ---------    ----------
Operating expenses

    General and Administrative                 580          229      2,839         2,474          45,075
                                          ---------   ---------     ---------    ---------    ----------

Total operating expenses                       580          229      2,839         2,474          45,075
                                          ---------   ---------     ---------    ---------    ----------

Loss before income taxes and
    discontinued operations                   (580)        (229)    (2,839)       (2,474)        (45,075)

Income taxes                                     0            0          0             0               0

Net (loss)                                    (580)        (229)    (2,839)       (2,474)        (45,075)
                                         ---------------------------------------------------------------
Basic and diluted (loss) per common share    (0.01)    $  (0.01)    $(0.01)        (0.01)          (0.01)
                                         ---------------------------------------------------------------
Weighted Average Shares Outstanding      2,357,997    2,357,997  2,357,997     2,357,997       1,908,347
                                         ===============================================================



                             KENTEX PETROLEUM, INC.
                          [A Development Stage Company]
                            Statements of Cash Flows
     For the Three and Nine Month Period Ended September 30, 2002, 2001 and for the Period from Reactivation [May 8, 1999] through September 30, 2002

                                      Three Months Three Months  Nine Months  Nine Months  Reactivation through,
                                            Ended       Ended         Ended       Ended       September 30, 2002
                                          9/30/2002   9/30/2001     9/30/2002    9/30/2001
                                          ---------   ---------     ---------    ---------    ------------------
Cash Flows From Operating Activities


  Net (loss)                            $      (580)  $    (229)    $(2,839)    $ (2,474)             (45,075)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Shares issued for services                   0            0           0            0                    0
    Increase/(Decrease) in current liabilities   0            0           0            0               34,660
    Increase/(Decrease) in loans from           580         229       2,839        2,474               10,415
    shareholder                           ---------   ---------     ---------    ---------         ----------

      Net cash flows from operating activities    0           0           0            0                    0
                                          =========   =========     =========    =========         ==========

Cash Flows Provided by Financing Activities       0           0           0            0                    0

      Net Increase In Cash                        0           0           0            0                    0

      Beginning Cash Balance                      0           0           0            0                    0

      Ending Cash Balance                $        0           0           0            0                    0



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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 2002, or for over the past ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 2002, or for over the past ten years. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $580, stemming from general and administrative expenses.

Liquidity

     At September 30, 2002, the Company had total current assets of $0 and total liabilities of $10,415.

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

                                 KENTEX PETROLEUM, INC.



Date:11/06/2002             /S/ JAMES DOOLIN
                            James Doolin, President and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Kentex Petroleum, Inc., (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), James P. Doolin, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By/S/ James P. Doolin
President and Director
November 6, 2002