Form 10KSB
period 2002-12-31
KENTEX PETROLEUM INC
filed 2003-03-27
CIK 1104485

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2002
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------


                               Commission File No.
                               -------------------
                                     0-30955


                             KENTEX PETROLEUM, INC.
                             ----------------------
                 (Name of Small Business Issuer in its Charter)

          NEVADA                                             87-0645378
          ------                                             ----------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


                         4685 HIGHLAND DRIVE, SUITE 202
                           SALT LAKE CITY, UTAH 84117
                           --------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 278-9424


                             None; Not Applicable.
                             ---------------------
          (Former Name or Former Address, if changed since last Report)


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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2002 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2002 - $141. There are approximately 141,479 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               December 31, 2002
                                    2,357,997

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---


                                     PART I

Item 1.  Description of Business.
---------------------------------

Business Development.
---------------------
    Organization, Charter Amendments and General History
    -----------------------------------------------------

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

     On December 31, 2002, James Doolin, President and Director, Luke Bradley, Vice President and Director and Shane Thueson, Secretary and Director accepted the appointment of Sarah Jenson as President and Director, Victoria Jenson as Vice President and Director and Lisa Howells as Secretary/Treasurer and Director, and in seriatum, resigned from their respective positions with the Company.

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

Principal Products or Services and their Markets.
-------------------------------------------------

     None; Not applicable.

Competition.
------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; Not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts.
----------------

     None; Not applicable.

Need for any Governmental Approval of Principal Products of Services.
---------------------------------------------------------------------

     None; Not applicable.

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

Sarbanes-Oxley Act.
-------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Research and Development.
------------------------

     None; Not applicable.

Cost and Effects of Compliance with Environmental Laws.
------------------------------------------------------

     None; Not applicable.

Number of Employees.
-------------------

     None; Not applicable.

Item 2.  Description of Property.
---------------------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of a shareholder, Duane S. Jenson, and are currently provided at no cost. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Nevada. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.

Item 3.  Legal Proceedings.
---------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     During the year ended December 31, 2002, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

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

Holders.
--------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 410.

Dividends.
----------

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of December 31, 2002, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than maintaing its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At December 31, 2002, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended December 31, 2002, the Company had a net loss of $3,012. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
----------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Item 7.  Financial Statements.
------------------------------

Independent Auditors' Report

Balance Sheet -- December 31, 2002

Statements of Operations for the years ended December 31, 2002 and 2001 and for the period from Reactivation [May 8, 1999] through December 31, 2002

Statements of Stockholders' Deficit for the period from Reactivation [May 8, 1999] through December 31, 2002.

Statements of Cash Flows for the years ended December 31, 2002 and 2001 and for the period from Reactivation [May 8, 1999] through December 31, 2002

Notes to Financial Statements

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                December 31, 2002



                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                    Page

Independent Auditors' Report                                                         1

Balance Sheet -- December 31, 2002                                                   2

Statements of Operations for the years ended December 31, 2002 and 2001 and
for the period from Reactivation [May 8, 1999] through December 31, 2002             3

Statements of Stockholders' Deficit for the period from Reactivation [May 8,
1999] through December 31, 2002.                                                     4

Statements of Cash Flows for the years ended December 31, 2002 and 2001 and
for the period from Reactivation [May 8, 1999] through December 31, 2002             5

Notes to Financial Statements                                                      6 -- 9

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Kentex Petroleum, Inc.[a development stage company]


     We have audited the accompanying balance sheet of Kentex Petroleum, Inc. [a development stage company] as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001 and for the period from Reactivation [May 8, 1999] through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentex Petroleum, Inc. [a development stage company] as of December 31, 2002, and the results of operations and cash flows for the periods ended December 31, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

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



                                             Mantyla McReynolds

Salt Lake City, Utah
March 21, 2003



                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                                  Balance Sheet
                                December 31, 2002


                                                       ASSETS


Assets                                                                                             $                  0
                                                                                                   ---------------------
                             Total Assets                                                          $                  0
                                                                                                   =====================



                                        LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Shareholder loan - NOTE 5                                                                        $             10,588
                                                                                                   ---------------------
                       Total Current Liabilities                                                                 10,588
                                                                                                   ---------------------
                           Total Liabilities                                                                     10,588

Stockholders' Deficit:
  Capital Stock -- 100,000,000 shares authorized having a
   par value of $.001 per share; 2,357,997 shares issued
   and outstanding - NOTE 4                                                                                       2,358
  Additional Paid-in Capital                                                                                  2,073,802
  Accumulated Deficit                                                                                        (2,041,500)
  Deficit accumulated during development stage                                                                  (45,248)
                                                                                                   ---------------------
                      Total Stockholders' Deficit                                                               (10,588)
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Deficit                                          $                  0
                                                                                                   =====================



                 See accompanying notes to financial statements.


                                        2


                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                            Statements of Operations
 For the years ended December 31, 2002 and 2001 and for the period from Reactivation
                                       [May 8, 1999] through December 31, 2002


                                                                                                               Reactivation
                                                                                                                  through
                                                                                                                 December
                                                                  2002                    2001                   31, 2002
                                                            -----------------      -------------------      -------------------
Revenues                                                    $              0       $                0       $                0

General & Administrative Expenses                                      3,012                    2,698                   45,248
                                                            -----------------      -------------------      -------------------

                    Operating Loss                                    (3,012)                  (2,698)                 (45,248)
Other Income or Expense                                                    0                        0                        0
                                                            -----------------      -------------------      -------------------
             Net Loss Before Income Taxes                             (3,012)                  (2,698)                 (45,248)

Current Year Provision for Income Taxes                                    0                        0                        0
                                                            -----------------      -------------------      -------------------

Net Loss                                                    $         (3,012)      $           (2,698)      $          (45,248)
                                                            =================      ===================      ===================



Basic and Diluted Loss Per Share                            $          (0.01)      $            (0.01)      $           (0.02)
                                                            =================      ===================      ==================

Weighted Average Shares Outstanding                                 2,357,997                2,357,997               2,084,534
                                                            =================      ===================      ==================



                 See accompanying notes to financial statements.

                                        3


                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
    For the Period from Reactivation [May 8, 1999] through December 31, 2002


                                                                           Additional                                     Net
                                      Common              Common             Paid-in            Accumulated          Stockholders'
                                      Shares               Stock             Capital              Deficit               Deficit
                                  --------------       ------------      --------------       ---------------      ----------------
Balance, May 8, 1999
(Reactivation)                        10,423,368       $    10,423       $   2,031,077        $   (2,041,500)      $             0
Issued stock to shareholder for
debt, September 28, 1999               1,410,000             1,410                                                           1,410
Issued stock to Directors for
services, September 30, 1999          13,500,000            13,500                                                          13,500
Reverse split 1 for 250 shares,
October 5, 1999                      (25,232,035)          (25,232)             25,232                                           0
Issued post split shares for
expenses, October 5, 1999              1,950,000             1,950              17,550                                      19,500
Issued post-split shares for
expenses, November 15, 1999              250,000               250                                                             250
Net loss for the Year Ended
 December 31, 1999                                                                                  (34,660)               (34,660)
                                  --------------       ------------      --------------       ---------------
Balance, December 31, 1999             2,301,333             2,301           2,073,859           (2,076,160)                     0
Issued shares attributable to
rounding in 1999 reverse split            56,664                57                 (57)                                          0
Net loss for the Year Ended
December 31, 2000                                                                                    (4,878)                (4,878)
Balance, December 31, 2000             2,357,997             2,358           2,073,802           (2,081,038)                (4,878)
Net loss for the Year Ended
December 31, 2001                                                                                    (2,698)                (2,698)
Balance, December 31, 2001             2,357,997             2,358           2,073,802           (2,083,736)                (7,576)
Net loss for the Year Ended
December 31, 2002                                                                                    (3,012)                (3,012)
Balance, December 31, 2002             2,357,997       $     2,358       $   2,073,802        $  (2,086,748)       $       (10,588)
                                  ==============       ============      ==============       ===============      ================



                 See accompanying notes to financial statements.


                                        4


                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the years ended December 31, 2002 and 2001, and for the period from Reactivation
                     [May 8, 1999] through December 31, 2002

                                                                                                                Reactivation
                                                                                                                  through
                                                                                                                  December
                                                                          2002                 2001               31, 2002
                                                                     ---------------      --------------      ----------------
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                                             $       (3,012)      $      (2,698)      $       (45,248)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Increase in shareholder loan                                             3,012               2,698                10,588
     Stock issued for services/expenses                                           0                   0                34,660
                                                                     ---------------      --------------      ----------------
             Net Cash Used for Operating Activities                               0                   0                     0

                 Net Increase/(Decrease) in Cash                                  0                   0                     0

Beginning Cash Balance                                                            0                   0                     0
                                                                     ---------------      --------------      ----------------

Ending Cash Balance                                                  $            0       $           0       $             0
                                                                     ===============      ==============      ================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                             $            0       $           0       $             0
  Cash paid during the year for income taxes                         $            0       $           0       $             0



                 See accompanying notes to financial statements.

                                        5

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2002

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

     The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The following summarizes the more significant of such policies:

                  (b)      Income Taxes

     The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of December 31, 2002 is $0 due to the valuation allowance established as described in Note 3.

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

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2002
                                   [Continued]

NOTE 1            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  [continued]


                  (d)    Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2002.


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


NOTE 2            LIQUIDITY/GOING CONCERN

     The Company has accumulated losses since Reactivation through December 31, 2002 amounting to $45,248, has no assets, and has a net working capital deficiency at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Financing for the Company's limited activities to date has been provided primarily by the issuance of stock and by advances from a stockholder(see NOTE
4). The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management continues to develop its planned principal operations or may find a well- capitalized merger candidate to commence its operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2002
                                   [Continued]

NOTE 3            INCOME TAXES

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2022. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                                        NOL
Description                                           Balance            Tax              Rate
------------------------------------------------ ----------------- ---------------  -----------------
   Federal Income Tax                                     $383,080        $130,247         34%
   Valuation allowance                                                    (130,247)
                                                                   ---------------
        Deferred tax asset 12/31/02                                             $0
                  The valuation allowance has decreased $223,592 from $353,839 at December 31,
                  2001.


NOTE 4            COMMON STOCK/RELATED PARTY TRANSACTION

     The Company issued shares of common stock during 1999 as compensation or as reimbursement for expenses paid on behalf of the Company. The table below summarizes the various transactions.

                                                                       Pre-split          Post-split
Purpose for Issuance               Recipient                              Shares              Shares
-------------------------------    ---------------------      ------------------  ------------------
Reimbursed expenses                Shareholder                         1,410,000               5,640
Compensation/services              Directors                          13,500,000              54,000
Reimbursed expenses                Consultant /
                                   Shareholder                                             2,200,000
                                                              ------------------  ------------------
                                                                      14,910,000           2,259,640
                                                              ==================  ==================

     On October 5, 1999, the Company resolved to reverse split the then outstanding 25,333,368 shares of common stock on the basis of 1 for 250. With the reverse split, the Company retained the current authorized capital and par value, with appropriate adjustments in the stated capital and capital surplus accounts. However, the split provided that no stockholder of record owning 100 shares or more, computed on a per stock certificate basis, on the effective date should be reduced to less than 100 shares and no stockholder owning less than 100 shares on the effective date would be

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2002
                                   [Continued]

NOTE 4            COMMON STOCK/RELATED PARTY TRANSACTION[continued]

     affected by the reverse split; additional shares were issued by the Company to provide the minimum 100 shares, all fractional shares to be rounded up to the nearest whole share. In 2000, the Company issued 56,664 shares of common stock to cover rounding in the reverse split.


NOTE 5            RELATED PARTY TRANSACTIONS

     A shareholder has paid general and administrative expenses on behalf of the Company, through December 31, 2001, of $10,588. The Company has recorded a liability for this amount which is payable on demand and is non-interest bearing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     None; Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.'
--------------------------------------------------

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


                                        Date of         Date of
                    Positions           Election or     Termination
Name                  Held              Designation     or Resignation
----                  ----              -----------   --------------
SARAH E. JENSON      DIRECTOR &         DEC-31-02           *
                     PRESIDENT

VICTORIA JENSON      DIRECTOR &         DEC-31-02           *
                     VICE PRESIDENT

LISA HOWELLS         DIRECTOR &         DEC-31-02           *
                     SECRETARY,
                     TREASURER

JAMES P. DOOLIN      DIRECTOR &         MAY-08-99           DEC-31-02
                     PRESIDENT

LUKE BRADLEY         DIRECTOR &         SEP-28-99           DEC-31-02
                     VICE PRESIDENT

SHANE THUESON        DIRECTOR &         SEP-27-99           DEC-31-02
                     SECRETARY



     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Sarah E. Jenson, President and a director is 31 years of age. Mrs. Jenson graduated from the University of Utah, in Salt Lake City with a Bachelors of Science degree in 1995. Mrs. Jenson has been working as a Personal Trainer for the past 7 years.

     Victoria Jenson, Vice President and director is 35 years of age. For the past 3 years, Mrs. Jenson has been owner/operator of The Bikini Team, Inc., a Utah LLC, which provide model and talent services for Salt Lake City area events and corporations.

     Lisa Howells, Secretary and director is 40 years of age. Mrs. Howells holds a B.S. degree in Marketing from the Universit of Phoenix. Until 3 years ago she, served as the Executive Assistant to the CEO of a large public refrigerated truck transport company in Salt Lake City, Utah. She also served in the finance department with the same company.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     Sarah Jenson and Victoria Jenson are sister-in-laws. Other than the aforementioned, there are no family relationships between any of the officers and directors of the Company.

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

Item 10. Executive Compensation.
------------ -------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                           SUMMARY COMPENSATION TABLE
                             Long Term Compensation
                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Sarah E.     12/31/02  0      0     0      0     0     0   0
Jenson,
President,
Director

Victoria     12/31/02  0      0     0      0     0     0   0
Jenson
Vice Pres.,
Director

Lisa         12/31/02  0      0     0      0     0     0   0
Howells,
Sec.,Tres
Director

James P.     12/31/02   0     0     0      0     0     0   0
Doolin,      12/31/01   0     0     0      0     0     0   0
Director,    12/31/00   0     0     0      0     0     0   0
President

Luke
Bradley      12/31/02   0     0     0      0     0     0   0
Director,    12/31/01   0     0     0      0     0     0   0
Vice         12/31/00   0     0     0      0     0     0   0
President

Shane E.     12/31/02   0     0     0      0     0     0   0
Thueson,     12/31/01   0     0     0      0     0     0   0
Director,    12/31/00   0     0     0      0     0     0   0
Secretary

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended
December 31, 2002, 2001 or 2000. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

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

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof:

                          Number of Shares       Percentage of

Name                     Beneficially Owned        of Class
----------------         ------------------      -------------
SARAH E. JENSON                   0                     0%
8842 Highfield Rd.
Park City, UT  84098

VICTORIA JENSON
89 Lone Hollow Dr.
Sandy, UT  84092                  0                     0%

LISA HOWELLS                      0                     0%
8495 S. Terrace Dr.
Sandy, UT  94093

JAMES P. DOOLIN                 18,000                  0%
LUKE BRADLEY                    18,000                  0%
SHANE THUESON                   18,000                  0%

TOTAL OFFICERS & DIRECTORS      54,000                  2%

Changes in Control.
-------------------

     To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None; Not applicable.

Exhibits
--------
     None; Not applicable.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KENTEX PETROLEUM, INC.



Date:  3/26/03                         By/S/Sarah Jenson
                                       Sarah E. Jenson
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       KENTEX PETROLEUM, INC.



Date:  3/26/03                         By/S/Sarah  Jenson
                                       Sarah E. Jenson
                                       President and Director


Date:  3/26/03                         Lisa Howells
                                       Lisa Howells
                                       Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Sarah Jenson, President and Director of Kentex Petroleum, Inc. (the "registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  3/26/03                      Signature:  By/S/Sarah Jenson
        -----------------                       ------------------
                                     Sarah Jenson
                                     President and Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Lisa Howells, Secretary/Treasurer and Director of Kentex Petroleum, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  3/26/03                      Signature: By/S/Lisa Howells
        -----------------                       -----------------
                                                Lisa Howells
                                                Secretary/Tresurer and Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Kentex Petroleum, Inc. (the "Registrant") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Sarah Jenson, President and Director and Lisa Howells, Secretary, Treasurer and Director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


By/S/Sarah Jenson
-----------------
Sarah E. Jenson
President and Director
Dated this 26th day of March, 2003.


By/S/ Lisa Howells
-----------------
Lisa Howells
Secretary, Treasurer and Director
Dated this 26th day of March, 2003