Form 10KSB
period 2003-12-31
KENTEX PETROLEUM INC
filed 2004-03-29
CIK 1104485

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2003
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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2003 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2003 - $141. There are approximately 141,479 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               December 31, 2003
                                    2,357,997

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     During the year ended December 31, 2003, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of December 31, 2003, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than maintaing its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At December 31, 2003, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended December 31, 2003, the Company had a net loss of $2,872. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
----------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Item 7.  Financial Statements.
------------------------------

Independent Auditors' Report

Balance Sheet -- December 31, 2003

Statements of Operations for the years ended December 31, 2003 and 2002 and for the period from Reactivation [May 8, 1999] through December 31, 2003

Statements of Stockholders' Deficit for the period from Reactivation [May 8, 1999] through December 31, 2003.

Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the period from Reactivation [May 8, 1999] through December 31, 2003

Notes to Financial Statements

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                December 31, 2003



                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                    Page

Independent Auditors' Report                                                         1

Balance Sheet -- December 31, 2003                                                   2

Statements of Operations for the years ended December 31, 2003 and 2002 and
for the period from Reactivation [May 8, 1999] through December 31, 2003             3

Statements of Stockholders' Deficit for the period from Reactivation [May 8,
1999] through December 31, 2003.                                                     4

Statements of Cash Flows for the years ended December 31, 2003 and 2002 and
for the period from Reactivation [May 8, 1999] through December 31, 2003             5

Notes to Financial Statements                                                      6 -- 9

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Kentex Petroleum, Inc.[a development stage company]


     We have audited the accompanying balance sheet of Kentex Petroleum, Inc. [a development stage company] as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002 and for the period from Reactivation [May 8, 1999] through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentex Petroleum, Inc. [a development stage company] as of December 31, 2003, and the results of operations and cash flows for the periods ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

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



                                             Mantyla McReynolds

Salt Lake City, Utah
March 5, 2004



                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                                  Balance Sheet
                                December 31, 2003


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
                                                                                                   =====================



                                        LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Shareholder loan - NOTE 5                                                                        $             13,460
                                                                                                   ---------------------
                       Total Current Liabilities                                                                 13,460
                                                                                                   ---------------------
                           Total Liabilities                                                                     13,460

Stockholders' Deficit:
  Capital Stock -- 100,000,000 shares authorized having a
   par value of $.001 per share; 2,357,997 shares issued
   and outstanding - NOTE 4                                                                                       2,358
  Additional Paid-in Capital                                                                                  2,073,802
  Accumulated Deficit                                                                                        (2,041,500)
  Deficit accumulated during development stage                                                                  (48,120)
                                                                                                   ---------------------
                      Total Stockholders' Deficit                                                               (13,460)
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Deficit                                          $                  0
                                                                                                   =====================



                 See accompanying notes to financial statements.


                                        2


                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                            Statements of Operations
 For the years ended December 31, 2003 and 2002 and for the period from Reactivation
                     [May 8, 1999] through December 31, 2003


                                                                                                               Reactivation
                                                                                                                  through
                                                                                                                 December
                                                                  2003                    2002                   31, 2003
                                                            -----------------      -------------------      -------------------
Revenues                                                    $              0       $                0       $                0

General & Administrative Expenses                                      2,872                    3,012                   48,120
                                                            -----------------      -------------------      -------------------

                    Operating Loss                                    (2,872)                  (3,012)                 (48,120)
Other Income or Expense                                                    0                        0                        0
                                                            -----------------      -------------------      -------------------
             Net Loss Before Income Taxes                             (2,872)                  (3,012)                 (48,120)

Current Year Provision for Income Taxes                                    0                        0                        0
                                                            -----------------      -------------------      -------------------

Net Loss                                                    $         (2,872)      $           (3,012)      $          (48,120)
                                                            =================      ===================      ===================



Basic and Diluted Loss Per Share                            $          (0.01)      $            (0.01)      $           (0.02)
                                                            =================      ===================      ==================

Weighted Average Shares Outstanding                                 2,357,997                2,357,997               2,143,318
                                                            =================      ===================      ==================



                 See accompanying notes to financial statements.

                                        3


                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
    For the Period from Reactivation [May 8, 1999] through December 31, 2003


                                                                           Additional                                     Net
                                      Common              Common             Paid-in            Accumulated          Stockholders'
                                      Shares               Stock             Capital              Deficit               Deficit
                                  --------------       ------------      --------------       ---------------      ----------------
Balance, May 8, 1999
(Reactivation)                        10,423,368       $    10,423       $   2,031,077        $   (2,041,500)      $             0
Issued stock to shareholder for
debt, September 28, 1999               1,410,000             1,410                                                           1,410
Issued stock to Directors for
services, September 30, 1999          13,500,000            13,500                                                          13,500
Reverse split 1 for 250 shares,
October 5, 1999                      (25,232,035)          (25,232)             25,232                                           0
Issued post split shares for
expenses, October 5, 1999              1,950,000             1,950              17,550                                      19,500
Issued post-split shares for
expenses, November 15, 1999              250,000               250                                                             250
Net loss for the Year Ended
 December 31, 1999                                                                                  (34,660)               (34,660)
                                 ---------------      -------------      -------------        --------------       ----------------
Balance, December 31, 1999             2,301,333             2,301           2,073,859           (2,076,160)                     0
Issued shares attributable to
rounding in 1999 reverse split            56,664                57                 (57)                                          0
Net loss for the Year Ended
December 31, 2000                                                                                    (4,878)                (4,878)
                                 ---------------      -------------      -------------        --------------       ----------------
Balance, December 31, 2000             2,357,997             2,358           2,073,802           (2,081,038)                (4,878)
Net loss for the Year Ended
December 31, 2001                                                                                    (2,698)                (2,698)
                                 ---------------      -------------      -------------        --------------       ----------------
Balance, December 31, 2001             2,357,997             2,358           2,073,802           (2,083,736)                (7,576)
Net loss for the Year Ended
December 31, 2002                                                                                    (3,012)                (3,012)
                                 ---------------      -------------      -------------        --------------       ----------------
Balance, December 31, 2002             2,357,997       $     2,358       $   2,073,802        $  (2,086,748)       $       (10,588)
Net loss for the Year Ended
December 31, 2003                                                                                    (2,872)                (2,872)
                                 ---------------      -------------      -------------        --------------       ----------------
Balance, December 31, 2003             2,357,997       $     2,358       $   2,073,802        $  (2,089,620)       $       (13,460)
                                 ===============      =============      =============        ==============       ================

                 See accompanying notes to financial statements.


                                        4


                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the years ended December 31, 2003 and 2002, and for the period from Reactivation
                     [May 8, 1999] through December 31, 2003

                                                                                                                Reactivation
                                                                                                                  through
                                                                                                                  December
                                                                          2003                 2002               31, 2003
                                                                     ---------------      --------------      ----------------
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                                             $       (2,872)      $      (3,012)      $       (48,120)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Increase in shareholder loan                                             2,872               3,012                13,460
     Stock issued for services/expenses                                           0                   0                34,660
                                                                     ---------------      --------------      ----------------
             Net Cash Used for Operating Activities                               0                   0                     0

                 Net Increase/(Decrease) in Cash                                  0                   0                     0

Beginning Cash Balance                                                            0                   0                     0
                                                                     ---------------      --------------      ----------------

Ending Cash Balance                                                  $            0       $           0       $             0
                                                                     ===============      ==============      ================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                             $            0       $           0       $             0
  Cash paid during the year for income taxes                         $            0       $           0       $             0
                                                                     ===============      ==============      ================


                 See accompanying notes to financial statements.

                                        5

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2003

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

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2003
                                   [Continued]

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


NOTE 2            LIQUIDITY/GOING CONCERN

     The Company has accumulated losses since Reactivation through December 31, 2003 amounting to $48,120, has no assets, and has a net working capital deficiency at December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2003
                                   [Continued]

NOTE 3            INCOME TAXES

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2023. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                                        NOL
Description                                           Balance            Tax              Rate
------------------------------------------------ ----------------- ---------------  -----------------
   Federal Income Tax                                     $48,120         $7,218           15%
   Valuation allowance                                                    (7,218)
                                                                   ---------------
        Deferred tax asset 12/31/03                                           $0
                  The valuation allowance has decreased $123,029 from $130,247 at December 31,
                  2002.  The decrease is due to expiration of net operating loss carry forwards.


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


NOTE 5            RELATED PARTY TRANSACTIONS

     A shareholder has paid general and administrative expenses on behalf of the Company, through December 31, 2003, of $13,460. The Company has recorded a liability for this amount which is payable on demand and is non-interest bearing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     None; Not applicable.


                                    PART III

Code of Ethics.
---------------

     The Company is in the process of adopting a Code of Ethics for our executive officers. We expect to adopt such a Code of Ethics at our next Board of Directors meeting.

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

Business Experience.
--------------------

     Sarah E. Jenson, President and a director is 32 years of age. Mrs. Jenson graduated from the University of Utah, in Salt Lake City with a Bachelors of Science degree in 1995. Mrs. Jenson has been working as a Personal Trainer for the past 8 years.

     Victoria Jenson, Vice President and director is 36 years of age. For the past 3 years, Mrs. Jenson has been owner/operator of The Bikini Team, Inc., a Utah Corporation, which provide model and talent services for Salt Lake City area events and corporations.

     Lisa Howells, Secretary and director is 41 years of age. Mrs. Howells holds a B.S. degree in Marketing from the Universit of Phoenix. Until 4 years ago she, served as the Executive Assistant to the CEO of a large public refrigerated truck transport company in Salt Lake City, Utah. She also served in the finance department with the same company.

Committees
----------

     There are no established committees.

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

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                           SUMMARY COMPENSATION TABLE
                             Long Term Compensation
                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Sarah E.     12/31/03  0      0     0      0     0     0   0
Jenson,      12/31/02  0      0     0      0     0     0   0
President,
Director

Victoria     12/31/03  0      0     0      0     0     0   0
Jenson       12/31/02  0      0     0      0     0     0   0
Vice Pres.,
Director

Lisa         12/31/03  0      0     0      0     0     0   0
Howells,     12/31/02  0      0     0      0     0     0   0
Sec.,Tres
Director

James P.     12/31/02   0     0     0      0     0     0   0
Doolin,      12/31/01   0     0     0      0     0     0   0
Director,
President

Luke
Bradley      12/31/02   0     0     0      0     0     0   0
Director,    12/31/01   0     0     0      0     0     0   0
Vice
President

Shane E.     12/31/02   0     0     0      0     0     0   0
Thueson,     12/31/01   0     0     0      0     0     0   0
Director,
Secretary

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended
December 31, 2003, 2002 or 2001. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None; Not applicable.

Exhibits
--------
     None; Not applicable.

Item 14.  Controls and Procedures.
----------------------------------

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participatin of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon cetain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 15.  Principal Accounting Fees and Services.
-------------------------------------------------

     The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2003 and 2002:

        Fee category                            2003            2002
        ------------                            ----            ----

        Audit fees                            $ 1,602         $ 1,499

        Audited-related fees                  $   870         $   618

        Tax fees                              $   175         $   135

        All other fees                        $     0         $     0
                                                -----           -----
        Total fees                            $ 2,252         $ 2,647

     Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
---------------------------------

     The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal acountant are performed pursuant to a written engagement letter between us and the principal accountant.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KENTEX PETROLEUM, INC.



Date:  3/22/04                         By/S/Sarah E. Jenson
                                       Sarah E. Jenson
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       KENTEX PETROLEUM, INC.



Date:  3/22/04                         By/S/ Sarah  E. Jenson
                                       Sarah E. Jenson
                                       President and Director


Date:  3/22/04                         By/S/ Lisa Howells
                                       Lisa Howells
                                       Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Sarah E. Jenson, President of Kentex Petroleum, Inc. (the "Registrant"), certify that:

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"), and presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures; and

          c) disclosed in this Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter, that has materialy affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Dated:  3-22-04                          Signature: By/S/ Sarah E. Jenson
        -----------------                          -----------------------
                                                   Sarah E. Jenson
                                                   President

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Lisa  Howells,   Secretary  and  Treasurer  of  Kentex Petroleum, Inc.
Corporation (the "Registrant"), certify that:

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"), and presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures; and

          c) disclosed in this Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter, that has materialy affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Dated:  3-22-04                     Signature:  By/S/ Lisa Howells
        -----------------                       -----------------
                                                Lisa Howells
                                                Secretary,Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Kentex Petroleum, Inc. (the "Registrant") on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Sarah E. Jenson, President and director and Lisa Howells, Secretary,Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


By/S/ Sarah E. Jenson
-----------------
Sarah E. Jenson
President and Director
Dated this __rd day of March, 2004


By/S/ Lisa Howells
-----------------
Lisa Howells
Secretary, Treasurer and Director
Dated this __rd day of March, 2004