Form 10QSB
period 2004-03-31
KENTEX PETROLEUM INC
filed 2004-04-28
CIK 1104485

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004

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

                                 April 26, 2004
                                    2,357,997
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                                            KENTEX PETROLEUM, INC.
                                                BALANCE SHEETS
                                     March 31, 2004 and December 31, 2003

                                                                           3/31/2004             12/31/2003
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets                                                                $                0    $                0

                                                                        -----------------     -----------------
           Total Assets                                               $                0    $                0
                                                                        =================     =================

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                         $           13,816    $           13,460
      Accounts Payable                                                                 0                     0
      Accrued Interest                                                                 0                     0
                                                                        -----------------     -----------------
           Total Current Liabilities                                              13,816                13,460

           Total Liabilities                                                      13,816                13,460
                                                                        -----------------     -----------------

Stockholders' Deficit:
      Common Stock, $.001 par value;
           authorized 100,000,000 shares; issued and
           outstanding, 2,357,997 shares                                           2,358                 2,358
      Paid-in Capital                                                          2,073,802             2,073,802
      Accumulated Deficit, prior to development stage                         (2,041,500)           (2,041,500)
      Deficit accumulated during development stage                               (48,521)              (48,120)
                                                                        -----------------     -----------------
           Total Stockholders' Deficit                                           (13,861)              (13,460)

                                                                        -----------------     -----------------
           Total Liabilities and Stockholders' Deficit                $                0    $                0
                                                                        =================     =================


                              KENTEX PETROLEUM, INC.
                             STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended March 31, 2004, 2003 and
       for the Period from Reactivation [May 8, 1999] through March 31, 2004

..                                                                                      From the Beginning of
                                                    Three Months      Three Months       Reactivation on
                                                       Ended             Ended         May 8, 1999 through
                                                     3/31/2004         3/31/2003          March 31, 2004
                                                   ---------------   ---------------   ---------------------
                                                    [Unaudited]       [Unaudited]          [Unaudited]
REVENUE
     Income                                      $              0  $              0  $                    0
                                                   ---------------   ---------------   ---------------------
NET REVENUE                                                     0                 0                       0

Operating Expenses
     General and Administrative                               401               405                  48,521

                                                   ---------------   ---------------   ---------------------
Total Operating Expenses                                      401               405                  48,521

                                                   ---------------   ---------------   ---------------------
Net Income Before Taxes                          $           (401) $           (405) $              (48,521)
                                                   ===============   ===============   =====================

Income/Franchise taxes                                          0                 0                       0

Net loss                                                     (401)             (405)                (48,521)

Loss Per Share                                   $          (0.01) $          (0.01) $                (0.02)
                                                   ===============   ===============   =====================

Weighted Average Shares Outstanding                     2,357,997         2,357,997               2,357,997
                                                   ===============   ===============   =====================

                               KENTEX PETROLEUM, INC.
                              STATEMENTS OF CASH FLOWS
             For the Three Month Periods Ended March 31, 2004, 2003 and
        for the Period from Reactivation [May 8, 1999] through March 31, 2004

                                                                                         From the Beginning of
                                                      Three Months      Three Months        Reactivation on
                                                          Ended             Ended         May 8, 1999 through
                                                        3/31/2004         3/31/2003         March 31, 2004
                                                      --------------    --------------   ----------------------

                                                       [Unaudited]       [Unaudited]          [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------------------
  Net Loss                                          $          (401)  $          (405)                 (48,521)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Shares issued for services                                    0                 0                   34,660
    Increase/(Decrease) in accounts payable                       0                 0                        0
    Increase/(Decrease) in Shareholder Loans                    401               405                   13,861
                                                      --------------    --------------   ----------------------
                                                                                         ----------------------
      Net Cash Used For Operating Activities                      0                 0                        0
                                                      ==============    ==============   ======================

Cash Flows Provided by Financing Activities
------------------------------------------------------


      Net Cash Provided by Financing Activities                   0                 0                        0

      Net Increase In Cash                                        0                 0                        0

      Beginning Cash Balance                                      0                 0                        0

      Ending Cash Balance                         $               0 $               0 $                      0
                                                      --------------    --------------   ----------------------



NOTES TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2003, balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2004, or for over the past ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended March 31, 2004, or for over the past ten years. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $401, stemming from general and administrative expenses.

Liquidity.

     At March 31, 2004, the Company had total current assets of $0 and total liabilities of $13,861.

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

                                 KENTEX PETROLEUM, INC.



Date:  4-26-04              By/S/ Sarah E. Jenson
                            Sarah E. Jenson, President and Director



Date:  4-26-04              By/S/ Lisa Howells
                            Lisa Howells, Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Sarah E. Jenson, President and Director of Kentex Petroleum, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Kentex Petroleum, Inc. Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:  4-26-04
                                               By/S/ Sarah E. Jenson
                                               ----------------------
                                               Sarah E. Jenson
                                               President and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Lisa Howells, Secretary, Treasurer and Director of Kentex Petroleum, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Kentex Petroleum, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:  4-26-04
                                               Lisa Howells
                                               ------------------
                                               Lisa Howells
                                               Sec., Tres., and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Kentex Petroleum, Inc., (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Sarah E. Jenson, President and Director and Lisa Howells, Secretary/Treasurer and Director of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Sarah E. Jenson
--------------------
Sarah E. Jenson
President and Director

Dated this 26th day of April, 2004



By/S/ Lisa Howells
------------------
Lisa Howells
Secretary/Treasurer and Director

Dates this 26th day of April, 2004