Form 10QSB
period 2004-09-30
KENTEX PETROLEUM INC
filed 2004-10-28
CIK 1104485

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

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

                                 October 10, 2004
                                    2,357,997
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                                            KENTEX PETROLEUM, INC.
                                                BALANCE SHEETS
                                   September 30, 2004 and December 31, 2003

                                                                            9/30/2004             12/31/2003
                                                                         -----------------     -----------------
                                                                           [Unaudited]
                                                    ASSETS

Assets                                                                 $                0    $                0

                                                                         -----------------     -----------------
           Total Assets                                                $                0    $                0
                                                                         =================     =================

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                          $           16,336    $           13,460
      Accounts Payable                                                             10,000                     0
      Accrued Interest                                                                  0                     0
                                                                         -----------------     -----------------
           Total Current Liabilities                                               26,336                13,460

           Total Liabilities                                                       26,336                13,460
                                                                         -----------------     -----------------

Stockholders' Deficit:
      Common Stock, $.001 par value;
           authorized 50,000,000 shares; issued and
           outstanding, 2,357,997 shares                                            2,358                 2,358
      Paid-in Capital                                                           2,073,802             2,073,802
      Accumulated Deficit, prior to development stage                          (2,041,500)           (2,041,500)
      Deficit accumulated during development stage                                (60,996)              (48,120)
                                                                         -----------------     -----------------
           Total Stockholders' Deficit                                            (26,336)              (13,460)

                                                                         -----------------     -----------------
           Total Liabilities and Stockholders' Deficit                 $                0    $                0
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

                                    KENTEX PETROLEUM, INC.
                                   STATEMENTS OF OPERATIONS
            For the Three and Nine Month Periods Ended Septmber 30, 2004, 2003 and
           for the Period from Reactivation [May 8, 1999] through September 30, 2004

..                                                                                                  From the Beginning of
                                          Three Months    Three Months   Nine Months  Nine Months  Reactivation on
                                             Ended           Ended         Ended        Ended      May 8, 1999 through
                                           9/30/2004       9/30/2003     9/30/2004    9/30/2003    September 30, 2004
                                          -------------   ------------   ----------   ----------   -----------------

                                            [Unaudited]    [Unaudited]   [Unaudited]  [Unaudited]    [Unaudited]
REVENUE
     Income                             $            0  $           0 $          0 $          0  $                0
                                          -------------   ------------   ----------   ----------   -----------------
NET REVENUE                                          0              0            0            0                   0

Operating Expenses
     General and Administrative                 10,668            330       12,876        2,417              60,996

                                          -------------   ------------   ----------   ----------   -----------------
Total Operating Expenses                        10,668            330       12,876        2,417              60,996

                                          -------------   ------------   ----------   ----------   -----------------
Net Income Before Taxes                 $      (10,668) $        (330)$    (12,876)$     (2,417) $          (60,996)
                                          =============   ============   ==========   ==========   =================

Income/Franchise taxes                               0              0            0            0

Net loss                                       (10,668)          (330)     (12,876)      (2,417)

Loss Per Share                          $        (0.01) $       (0.01)$      (0.01)$      (0.01)
                                          =============   ============   ==========   ==========

Weighted Average Shares Outstanding          2,357,997      2,357,997    2,357,997    2,357,997
                                          =============   ============   ==========   ==========





                                        KENTEX PETROLEUM, INC.
                                       STATEMENTS OF CASH FLOWS
                For the Three and Nine Month Periods Ended Septmber 30, 2004, 2003 and
              for the Period from Reactivation [May 8, 1999] through September 30, 2004

                                                                                                         From the Beginning of
                                              Three Months   Three Months  Nine Months    Nine Months     Reactivation on
                                                 Ended          Ended         Ended          Ended       May 8, 1999 through
                                               9/30/2004      9/30/2003     9/30/2004      9/30/2003     September 30, 2004
                                              ------------   ------------  -------------  -------------  ------------------

                                               [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------------------------
  Net Loss                                  $     (10,668) $        (330)$      (12,876)$       (2,417)            (60,996)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Shares issued for services                          0              0              0              0              34,660
    Increase/(Decrease) in accounts payable        10,000              0         10,000              0              10,000
    Increase/(Decrease) in Shareholder Loans          668            330          2,876          2,417              16,336
                                              ------------   ------------  -------------  -------------  ------------------
      Net Cash Used For Operating Activities            0              0              0              0                   0
                                              ============   ============  =============  =============

Cash Flows Provided by Financing Activities
----------------------------------------------------------


      Net Cash Provided by Financing Activities         0              0              0              0

      Net Increase In Cash                              0              0              0              0

      Beginning Cash Balance                            0              0              0              0

      Ending Cash Balance                  $            0 $            0 $            0 $            0
                                              ------------   ------------  -------------  -------------



Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 2004, or for over the past ten years. The Company has executed non-binding letter of intent to merge with an operating entity. No final agreement has been reached. If a definitive agreement is reached we will promptly file a current report on Form 8-K disclosing the terms of the transaction. If completed, our operations would become those of the operating entity.

     If no final agreement can be reached, the Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     If no definitive merger agreement is reached the Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $75,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 2004, or for over the past ten years. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $668, stemming from general and administrative expenses and $10,000 in accrued legal expense.

Liquidity.

     At September 30, 2004, the Company had total current assets of $0 and total liabilities of $26,336.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

See Part I, Item I above.

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 KENTEX PETROLEUM, INC.



Date: 10-21-04              By/S/ Sarah Jenson
                            Sarah E. Jenson, President and Director



Date: 10-22-04              By/S/ Lisa Howells
                            Lisa Howells, Secretary, Treasurer and Director

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



Dated: 10-21-04                      Signature:  By/S/ Sarah Jenson
                                               ---------------------------
                                               Sarah E. Jenson
                                               President and Director

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



Dated:  10-22-04                     Signature:  By/S/Lisa Howells
                                               ---------------------
                                               Lisa Howells
                                               Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Kentex Petroleum, Inc., (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Sarah E. Jenson, President of the Company, and Lisa Howells, Secretary, Treasurer and Director certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Sarah Jenson
------------------------------
Sarah E. Jenson
President and Director
Dated this 21st day of October, 2004.


By/S/ Lisa Howells
------------------------------
Lisa Howells
Secretary, Treasurer and Director
Dates this 22nd day of October, 2004.