Form 10KSB
period 2004-12-31
KENTEX PETROLEUM INC
filed 2005-03-31
CIK 1104485

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2004
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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2004 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2004 - $141. There are approximately 141,479 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               December 31, 2004
                                    2,357,997

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

     The closing of the merger with VidRev Technologies, Inc., as discussion under the caption "Material Changes of Control" below, would result in the Company filing with the Nevada Secretary of State Amended and Restated Articles of Incorporation reflecting the change of the Company's name to "VidRev Technologies, Inc." See Current Reports on Form 8-K, Part III, Item 13 of this Report.

    Material Changes of Control Since Inception and Related Business History
    ------------------------------------------------------------------------

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

     On December 20, 2004, Kentex Petroleum, Inc. and VidRev Technologies, Inc., a Florida corporation ("VidRev"), executed an Agreement and Plan of Merger (the "Merger Agreement"), by which VidRev agreed to merge with and into the Company, with the Company being the surviving corporation. The Boards of Directors and the majority stockholders of the Company voted to adopt the Merger Agreement on December 9, 2004, and December 14, 2004, respectively. The closing of the merger is subject to the Company's prior filing with the Securities and Exchange Commission (the "Commission") of a joint Information Statement/Prospectus on Form S-4 with respect to the merger and the issuance of the Company's shares to the stockholders of VidRev, and the Commission's declaration of effectiveness of such S-4 Registration Statement. The Form S-4 was filed on January 3, 2005 and has not been declared effective. Subsequent to the date of this report management is currently considering withdrawing the Form S-4 filing and may file a preliminary Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended. However, management cannot make assurances that the merger will be consummated or the filing of the 14(c) will be made.

     The closing of the merger would result in a change of control. See Part III
Item 13, Exhibits and Reports on Form 8-K whereby the Company's Current Report on Form 8-K, as filed on 12/20/2004, is incorporated herein by reference.

     Duane Jenson benefically owns 1,634,640 or 69.3% of its outstanding common stock. See the caption, "Security Ownership of Certain Beneficial Owners and Management," Item 4.

Business.
---------

     The Company was organized by the directors principally for the purpose of engaging in any lawful activity. In March of 1983, the Company completed a merger. The Company then began pursuing opportunities in the development and production of oil well facilities including entering into leases and partnerships and acting as general partner of ventures. These operations proved to be unsuccessful and ended over ten years ago, and since there have been no further operations

     If the merger with VidRev is completed it would result in Kentex's operations becoming those of VidRev. For a discussion regarding the potential merger see "Material Changes of Control Since Inception and Related Business History" above and Part III Item 13, Exhibits whereby the Company's Registration Statement on Form SB-2, as filed on 1/26/2005, is incorporated herein by reference.

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

Risk Factors.
------------

        Risk Factors Relating to VidRev.
        --------------------------------

     For Risk Factors relating to VidRev See Part III Item 13, Exhibits whereby the Company's Registration Statement on Form SB-2, as filed on 1/26/2005, is incorporated herein by reference. The Company has received comments from the Securities and Exchange Commission regarding the submission and anticipates filing an amendment accordingly.

        Risk Factors in the event VidRev merger is not completed.
        ---------------------------------------------------------

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

Principal Products or Services and their Markets.
-------------------------------------------------

     None; Not applicable. However, if the merger with VidRev is completed it would result in Kentex's operations becoming those of VidRev's. See Part III
Item 13, Exhibits whereby the Company's Registration Statement on Form SB-2, as filed on 1/26/2005, is incorporated herein by reference. The Company has received comments from the Securities and Exchange Commission regarding the submission and anticipates filing an amendments accordingly.

Competition.
------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years. If we complete the VidRev merger we will be subject to the competitive environment as outlined in the Form SB-2, as filed on 1/26/2005, and incorporated herein by reference.

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

     For a Description of Property relating to VidRev See Part III Item 13, Exhibits whereby the Company's Registration Statement on Form SB-2, as filed on 1/26/2005, is incorporated herein by reference. The Company has received comments from the Securities and Exchange Commission regarding the submission and anticipates filing an amendment accordingly.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     On December 20, 2004, Kentex Petroleum, Inc. and VidRev Technologies, Inc., a Florida corporation ("VidRev"), executed an Agreement and Plan of Merger (the "Merger Agreement"), by which VidRev agreed to merge with and into the Company, with the Company being the surviving corporation. The Board of Directors and the majority stockholders of the Company voted to adopt the Merger Agreement on December 9, 2004, and December 14, 2004, respectively. Subsequent to the date of this report management is currently considering withdrawing the Form S-4 filing and may file a preliminary Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended. However, management cannot make assurances that the merger will be consummated or the filing of the 14(c) will be made.

     During the year ended December 31, 2004, no additional matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Equity Compensation Plans.
---------------------------

     None; Not Applicable. However, subject to the closing of the Merger Agreement, the Company will adopt a 2005 Stock Option Plan in substantially the same form as attached to the Merger Agreement. See the Current Report on Form 8-K contained in the Exhibit Index of Part III, Item 13 of this report.

Purchases of Equity Securities by the Small Business Issuer and
Affiliated Purchasers.
-----------------------

None; Not Applicable.

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     There have been no sales of the Company's unregistered securities in the past five years or since November 1999.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     On December 20, 2004, Kentex Petroleum, Inc. and VidRev Technologies, Inc., a Florida corporation ("VidRev"), executed an Agreement and Plan of Merger (the "Merger Agreement"), by which VidRev agreed to merge with and into the Company, with the Company being the surviving corporation. The Board of Directors and the majority stockholders of the Company voted to adopt the Merger Agreement on December 9, 2004, and December 14, 2004, respectively. The closing of the merger is subject to the Company's prior filing with the Securities and Exchange Commission (the "Commission") of a joint Information Statement/Prospectus on Form S-4 with respect to the merger and the issuance of the Company's shares to the stockholders of VidRev, and the Commission's declaration of effectiveness of such S-4 Registration Statement. The Form S-4 was filed on January 3, 2005 and has not been declared effective. Subsequent to the date of this report management is currently considering withdrawing the Form S-4 filing and may file a preliminary Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended. However, management cannot make assurances that the merger will be consummated or the filing of the 14(c) will be made.

     The closing of the merger would result in a change of control. See Part III
Item 13, Exhibits and Reports on Form 8-K whereby the Company's Current Report on Form 8-K, as filed on 12/20/2004, is incorporated herein by reference.

     In the event the merger is consummated with VidRev a discussion on the Plan of Operations relating to VidRev please See Part III Item 13, Exhibits whereby the Company's Registration Statement on Form SB-2, as filed on 1/26/2005, is incorporated herein by reference. The Company has received comments from the Securities and Exchange Commission regarding the submission and anticipates filing an amendments accordingly.

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

     During the next 12 months, if the VidRev transaction is not completed, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of December 31, 2004, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At December 31, 2004, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended December 31, 2004, the Company had a net loss of $30,084 as compared to $2,872 for the same period ended December 31, 2003. The increase in expenses is a direct result of legal expenses related to the VidRev transaction. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
----------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Item 7.  Financial Statements.
------------------------------

Independent Auditors' Report

Balance Sheet -- December 31, 2004

Statements of Operations for the years ended December 31, 2004 and 2003 and for the period from Reactivation [May 8, 1999] through December 31, 2004

Statements of Stockholders' Deficit for the period from Reactivation [May 8, 1999] through December 31, 2004.

Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period from Reactivation [May 8, 1999] through December 31, 2004

Notes to Financial Statements

                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
Financial Statements and Report of Registered Independent Public Accounting Firm
                                December 31, 2004



                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                                                              Page

Report of Independent Registered Public Accounting Firm                                                                         1

Balance Sheet -- December 31, 2004                                                                                              2

Statements of Operations for the years ended December 31, 2004 and 2003 and for
the period from Reactivation [May 8, 1999] through December 31, 2004                                                            3

Statements of Stockholders' Deficit for the period from Reactivation [May 8, 1999]
through December 31, 2004.                                                                                                      4

Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for
the period from Reactivation [May 8, 1999] through December 31, 2004                                                            5

Notes to Financial Statements                                                                                                6 -- 11


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Kentex Petroleum, Inc.[a development stage company]


We have audited the accompanying balance sheet of Kentex Petroleum, Inc. [a development stage company] as of December 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003 and for the period from Reactivation [May 8, 1999] through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentex Petroleum, Inc. [a development stage company] as of December 31, 2004, and the results of its operations and cash flows for the periods ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

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



                                                              Mantyla McReynolds

Salt Lake City, Utah
February 21, 2005


                                     Kentex Petroleum, Inc.
                                  [A Development Stage Company]
                                          Balance Sheet
                                        December 31, 2004


                                             ASSETS


Assets                                                                           $               0
                                                                                 ------------------
                       Total Assets                                              $               0
                                                                                 ==================



                              LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Accounts Payable                                                               $           25,000
  Shareholder loan - NOTE 5                                                                  18,544
                                                                                 ------------------
                 Total Current Liabilities                                                   43,544
                                                                                 ------------------
                     Total Liabilities                                                       43,544

Stockholders' Deficit:
  Capital Stock -- 100,000,000 shares authorized having a
   par value of $.001 per share; 2,357,997 shares issued
   and outstanding - NOTE 4                                                                   2,358
  Additional Paid-in Capital                                                              2,073,802
  Accumulated Deficit                                                                   (2,041,500)
  Deficit accumulated during development stage                                             (78,204)
                                                                                 ------------------
                Total Stockholders' Deficit                                                (43,544)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                              $              0
                                                                                 ==================





                         See accompanying notes to financial statements.




                                     Kentex Petroleum, Inc.
                                  [A Development Stage Company]
                                    Statements of Operations
      For the years ended December 31, 2004 and 2003 and for the period from Reactivation
                            [May 8, 1999] through December 31, 2004


                                                                                          Reactivation
                                                                                             through
                                                                                            December
                                                      2004                2003              31, 2004
                                                  -------------     ----------------     ---------------
Revenues                                          $          0      $             0      $            0

General & Administrative Expenses                        30,084                2,872              78,204
                                                  -------------     ----------------     ---------------

               Operating Loss                          (30,084)              (2,872)            (78,204)
Other Income or Expense                                       0                    0                   0
                                                  -------------     ----------------     ---------------
        Net Loss Before Income Taxes                   (30,084)              (2,872)            (78,204)

Current Year Provision for Income Taxes                       0                    0                   0
                                                  -------------     ----------------     ---------------

Net Loss                                          $    (30,084)     $        (2,872)     $      (78,204)
                                                  =============     ================     ===============



Basic and Diluted Loss Per Share                  $      (0.01)     $         (0.01)     $       (0.04)
                                                  =============     ================     ==============

Weighted Average Shares Outstanding                   2,357,997            2,357,997          2,181,386
                                                  =============     ================     ==============






                         See accompanying notes to financial statements.




                                     Kentex Petroleum, Inc.
                                  [A Development Stage Company]
                               Statements of Stockholders' Deficit
            For the Period from Reactivation [May 8, 1999] through December 31, 2004


                                                             Additional                             Net
                               Common          Common          Paid-in        Accumulated      Stockholders'
                               Shares           Stock          Capital          Deficit           Deficit
                            ------------     ----------     ------------      -----------     --------------
Balance, May 8, 1999 (Reactivation)
                                          10,423,368    $     10,423    $  2,031,077    $ (2,041,500)   $          0

Issued stock to shareholder for debt,
September 28, 1999 ..................      1,410,000           1,410                                           1,410

Issued stock to Directors for
services, September 30, 1999 ........     13,500,000          13,500                                          13,500

Reverse split 1 for 250 shares,
October 5, 1999 .....................    (25,232,035)        (25,232)         25,232                               0

Issued post split shares for
expenses, October 5, 1999 ...........      1,950,000           1,950          17,550                          19,500

Issued post-split shares for
expenses, November 15, 1999 .........        250,000             250                                             250

Net loss for the Year Ended
 December 31, 1999 ..................                                                        (34,660)        (34,660)
                                         ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1999 ..........      2,301,333           2,301       2,073,859      (2,076,160)              0

Issued shares attributable to
rounding in 1999 reverse split ......         56,664              57             (57)                              0

Net loss for the Year Ended
December 31, 2000 ...................                                                         (4,878)         (4,878)
                                         ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2000 ..........      2,357,997           2,358       2,073,802      (2,081,038)         (4,878)

Net loss for the Year Ended
December 31, 2001 ...................                                                         (2,698)         (2,698)
                                         ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2001 ..........      2,357,997           2,358       2,073,802      (2,083,736)         (7,576)

Net loss for the Year Ended
December 31, 2002 ...................                                                         (3,012)         (3,012)
                                        ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2002 ..........      2,357,997           2,358       2,073,802      (2,086,748)        (10,588)

Net Loss for the Year Ended
December 31, 2003 ...................                                                         (2,872)         (2,872)
                                        ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2003 ..........      2,357,997           2,358       2,073,802      (2,089,620)        (13,460)

Net Loss for the Year Ended
December 31, 2004 ...................                                                        (30,084)        (30,084)
                                        ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2004 ..........      2,357,997    $      2,358    $  2,073,802    $ (2,119,704)   $    (43,544)
                                        ============    ============    ============    ============    ============



                         See accompanying notes to financial statements.





                             Kentex Petroleum, Inc.
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the years ended December 31, 2004 and 2003, and for the period from Reactivation
                     [May 8, 1999] through December 31, 2004

                                                                                          Reactivation
                                                                                             through
                                                                                            December
                                                             2004            2003           31, 2004
                                                         ------------     -----------     -------------
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                                 $   (30,084)     $   (2,872)     $    (78,204)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Increase in Accounts Payable                              25,000               0            25,000
     Increase in shareholder loan                               5,084           2,872            18,544
     Stock issued for services/expenses                             0               0            34,660
                                                         ------------     -----------     -------------
       Net Cash Used for Operating Activities                       0               0                 0

           Net Increase/(Decrease) in Cash                          0               0                 0

Beginning Cash Balance                                              0               0                 0
                                                         ------------     -----------     -------------

Ending Cash Balance                                      $         0      $        0      $          0
                                                         ============     ===========     =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                 $         0      $        0      $          0
  Cash paid during the year for income taxes             $         0      $        0      $          0







                         See accompanying notes to financial statements.

                                     Kentex Petroleum, Inc.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        December 31, 2004

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

     The  financial  statements  of the Company have been prepared in accordance
     with  U.S.  generally  accepted   accounting   principles.   The  following
     summarizes the more significant of such policies:

               (b)    Income Taxes

     The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

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

               (d)    Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2004.

                                     Kentex Petroleum, Inc.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        December 31, 2004
                                           [Continued]

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

               (f)    Revenue Recognition

     The Company shall recognize revenues in accordance with the Securities & Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Accordingly the Company shall recognize revenues when earned which shall be as products or services are delivered to customers. The Company shall also record accounts receivable for revenue earned but not yet collected. An allowance for bad debts shall be provided based on estimated losses. For revenue received in advance of services, the Company shall record a current liability as deferred revenue until the earnings process is complete.

               (g)    Impact Of New Accounting Standards

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows.

     In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The Company has adopted the annual disclosures for its fiscal year ending November 30, 2004 and the

                                     Kentex Petroleum, Inc.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        December 31, 2004
                                           [Continued]

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES [continued]

     interim disclosures for its fiscal quarter ending March 31, 2004. The adoption of the revised SFAS No. 132 will have no impact on the Company's results of operation or financial condition.

     In March 2004, the Financial Accounting Standards Board published an Exposure Draft Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees. Under this proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The comment period for the exposure draft ended November 30, 2004.

NOTE 2         LIQUIDITY/GOING CONCERN

     The Company has accumulated losses since Reactivation through December 31, 2004 amounting to $78,204, has no assets, and has a net working capital deficiency at December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Financing for the Company's limited activities to date has been provided primarily by the issuance of stock and by advances from a stockholder(see
     NOTE 4). The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management continues to develop its planned principal operations or may find a well-capitalized merger candidate to commence its operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     Kentex Petroleum, Inc.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        December 31, 2004
                                           [Continued]

NOTE 3         INCOME TAXES

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2024. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                             NOL
Description                                Balance          Tax           Rate
--------------------------------------- -------------- ------------- -----------
   Federal Income Tax                          $78,204       $14,839     18.97%
   Valuation allowance                                      (14,839)
                                                       -------------
        Deferred tax asset 12/31/04                               $0

     The valuation allowance has increased $7,621 from $7,218 at December 31, 2003. The increase is due to the benefits of current year net operating loss carry forwards. Deferred tax assets recognized for deductible temporary differences and loss carryforwards total $14,839.

     The Company has the following carryforwards available at December 31, 2004:

                                        Operating Losses
                                    Amount  Expires
                                    34,660         2019
                                     4,878         2020
                                     2,698         2021
                                     3,012         2022
                                     2,872         2023
                                    30,084         2024

     The effective tax rate for continuing operations differs from the statutory tax rate as follows:

                                                       Years ended December 31,
                                                          2004          2003
               Federal Statutory Income Tax Rate           19%           15%
               Valuation Allowance                        (19%)         (15%)
                    Effective income tax rate               0%            0%

                                     Kentex Petroleum, Inc.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        December 31, 2004
                                           [Continued]



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

NOTE 5         RELATED PARTY TRANSACTIONS

     A shareholder has paid general and administrative expenses on behalf of the Company, through December 31, 2004, of $18,544. The Company has recorded a liability for this amount which is payable on demand and is non-interest bearing.

                                     Kentex Petroleum, Inc.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        December 31, 2004
                                           [Continued]

NOTE 6         CONTINGENCIES, RISKS, AND UNCERTAINTIES

     On December 20, 2004, Kentex Petroleum, Inc. adopted the Agreement and Plan of Merger with VidRev Technologies, Inc. The merger may be finalized once a Certificate of Merger is filed with the Secretary of State of the State of Nevada and the Secretary of State of the State of Florida. This will be filed once all of the conditions to the merger have been met or waived by all parties involved. As of the date of this audit report, the merger has not been finalized.

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

Victoria Jenson      Director &         DEC-31-02           *
                     Vice Presidnet

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

Business Experience.
--------------------

     Sarah E. Jenson, President and a director is 33 years of age. Mrs. Jenson graduated from the University of Utah, in Salt Lake City with a Bachelors of Science degree in 1995. Mrs. Jenson has been working as a Personal Trainer for the past 8 years.

     Victoria Jenson, Vice President and director is 37 years of age. Until last year Mrs. Jenson has been owner/operator of a model and talent services for Salt Lake City area events and corporations.

     Lisa Howells, Secretary and director is 42 years of age. Mrs. Howells holds a B.S. degree in Marketing from the University of Phoenix. Until 5 years ago she served as the Executive Assistant to the CEO of a large public refrigerated truck transport company in Salt Lake City, Utah. She also served in the finance department with the same company.

Committees
----------

     There are no established committees. The Company does not currently have a financial expert serving on an audit committee as one does not currently exist because there are currently no material operations.

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

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                           SUMMARY COMPENSATION TABLE
                             Long Term Compensation
                       Annual Compensation Awards Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Sarah E.     12/31/04  0      0     0      0     0     0   0
Jenson,      12/31/03  0      0     0      0     0     0   0
President,   12/31/02  0      0     0      0     0     0   0
Director

Victoria     12/31/04  0      0     0      0     0     0   0
Jenson       12/31/03  0      0     0      0     0     0   0
Vice Pres.,  12/31/02  0      0     0      0     0     0   0
Director

Lisa         12/31/04  0      0     0      0     0     0   0
Howells,     12/31/03  0      0     0      0     0     0   0
Sec.,Tres    12/31/02  0      0     0      0     0     0   0
Director

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended
December 31, 2004, 2003 or 2002. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than ten percent of the Company's common stock as of the date hereof:

                           Number of Shares Percentage

Name                            Beneficially Owned           of Class
----------------                ------------------           --------
Travis T. Jenson                     364,000                     15.4%
Duane S. Jenson*                   1,634,640                     69.3%

     * Includes shares held by Jenson Services of which Duane Jenson is the CEO of Jenson Services, Inc., and may be deemed the beneficial owner of Jenson
Services, Inc. shares

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof:

                          Number of Shares       Percentage of
Name                     Beneficially Owned        of Class
----------------         ------------------      -------------
Sarah E. Jenson                  364,000*               15.4%
8842 Highfield Rd.
Park City, UT  84098

Victoria Jenson                        0                  0%
89 Lone Hollow Dr.
Sandy, UT  84092

Lisa Howells                     182,000**               7.7%
8495 S. Terrace Dr.
Sandy, UT  94093

Total Officers & Directors       546,000                 23.1%

     * Shares are owned by Travis Jenson, Sarah's husband and she may be deemed a beneficial owner of such shares.

     **Shares are owned by Thomas Howells, Lisa's husband and she may be deemed a beneficial owner of such shares.

Changes in Control.
-------------------

     On December 20, 2004, Kentex Petroleum, Inc. and VidRev Technologies, Inc., a Florida corporation ("VidRev"), executed an Agreement and Plan of Merger (the "Merger Agreement"), by which VidRev agreed to merge with and into the Company, with the Company being the surviving corporation. The Board of Directors and the majority stockholders of the Company voted to adopt the Merger Agreement on December 9, 2004, and December 14, 2004, respectively. The closing of the merger is subject to the Company's prior filing with the Securities and Exchange Commission (the "Commission") of a joint Information Statement/Prospectus on Form S-4 with respect to the merger and the issuance of the Company's shares to the stockholders of VidRev, and the Commission's declaration of effectiveness of such S-4 Registration Statement. The Form S-4 was filed on January 3, 2005 and has not been declared effective. Subsequent to the date of this report management is currently considering withdrawing the Form S-4 filing and may file a preliminary Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended. However, management cannot make assurances that the merger will be consummated or the filing of the 14(c) will be made.

     The closing of the merger would result in a change of control. See Part III
Item 13, Exhibits and Reports on Form 8-K whereby the Company's Current Report on Form 8-K, as filed on 12/20/2004, is incorporated herein by reference.

     Except as discussed above to the knowledge of the Company's management, there are no additional present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     Current Report on Form 8-K*,  as filed on 12/20/2004.

     The 8-K contains a complete discussion of the material terms and exhibits relating to an Agreement and Plan of Merger (the "Merger Agreement"), by which VidRev agreed to merge with and into the Company, with the Company being the surviving corporation. The 8-K contains expanded disclosure as required on the following Items:

        Item 1.01 Entry into a Material Definitive Agreement
        Item 5.01 Changes in Control of Registrant
        Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers
        Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
        Item 7.01 Regulation FD Disclosure
        Item 9.01 Financial Statements and Exhibits.

     On December 20, 2004, Kentex Petroleum, Inc. and VidRev Technologies, Inc., a Florida corporation ("VidRev"), executed an Agreement and Plan of Merger (the "Merger Agreement"), by which VidRev agreed to merge with and into the Company, with the Company being the surviving corporation. The Board of Directors and the majority stockholders of the Company voted to adopt the Merger Agreement on December 9, 2004, and December 14, 2004, respectively. The closing of the merger is subject to the Company's prior filing with the Securities and Exchange Commission (the "Commission") of a joint Information Statement/Prospectus on Form S-4 with respect to the merger and the issuance of the Company's shares to the stockholders of VidRev, and the Commission's declaration of effectiveness of such S-4 Registration Statement. The Form S-4 was filed on January 3, 2005 and has not been declared effective. Subsequent to the date of this report management is currently considering withdrawing the Form S-4 filing and may file a preliminary Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended. However, management cannot make assurances that the merger will be consummated or the filing of the 14(c) will be made.

     * The Company's Current Report on Form 8-K, as filed on 12/20/2004, is incorporated herein by reference.

Exhibits
--------

EX 31.1 Certification of Steve Fry,  the Company's President,  pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Thomas J. Howells, the Company's Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32   Certification  of Steve Fry and Thomas Howells pursuant to section 906 of the Sarbanes-Oxley Act of 2002


        Registration Statement on Form SB-2 as filed on 1/26/05*

     * These exhibits are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.
-------------------------------------------------

     The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2004 and 2003:

        Fee category                            2004            2003
        ------------                            ----            ----

        Audit fees                            $ 1,246         $ 1,602

        Audited-related fees                  $ 1,965         $   870

        Tax fees                              $     0         $   175

        All other fees                        $     0         $     0
                                                -----           -----
        Total fees                            $ 3,211         $ 2,252

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
---------------------------------

     The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KENTEX PETROLEUM, INC.



Date:  3/30/05                         By/S/Sarah E. Jenson
                                       Sarah E. Jenson
                                       President and Director



     In accordance with the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       KENTEX PETROLEUM, INC.



Date:  3/30/04                         By/S/ Sarah  E. Jenson
                                       Sarah E. Jenson
                                       President and Director


Date:  3/31/04                         By/S/ Lisa Howells
                                       Lisa Howells
                                       Secretary, Treasurer and Director