Form 10QSB
period 2005-03-31
KENTEX PETROLEUM INC
filed 2005-05-16
CIK 1104485

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005

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

                                  May 10, 2005
                                    2,357,997

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of Kentex Petroleum, Inc., a Nevada corporation (the "Company") required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                                            KENTEX PETROLEUM, INC.
                                                BALANCE SHEETS
                                     March 31, 2005 and December 31, 2004

                                                                            3/31/2005             12/31/2004
                                                                         -----------------     -----------------
                                                                           [Unaudited]
                                                    ASSETS

Assets                                                                 $                0    $                0

                                                                         -----------------     -----------------
           Total Assets                                                $                0    $                0
                                                                         =================     =================

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                          $           40,527    $           18,544
      Accounts Payable                                                             10,390                25,000
                                                                         -----------------     -----------------
           Total Current Liabilities                                               50,917                43,544

           Total Liabilities                                                       50,917                43,544
                                                                         -----------------     -----------------

Stockholders' Deficit:
      Common Stock, $.001 par value;
           authorized 50,000,000 shares; issued and
           outstanding, 2,357,997 shares                                            2,358                 2,358
      Paid-in Capital                                                           2,073,802             2,073,802
      Accumulated Deficit, prior to development stage                          (2,041,500)           (2,041,500)
      Deficit accumulated during development stage                                (85,577)              (78,204)
                                                                         -----------------     -----------------
           Total Stockholders' Deficit                                            (50,917)              (43,544)

                                                                         -----------------     -----------------
           Total Liabilities and Stockholders' Deficit                 $                0    $                0
                                                                         =================     =================



NOTES TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2004, balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

                              KENTEX PETROLEUM, INC.
                             STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended March 31, 2005, 2004 and
      for the Period from Reactivation [May 8, 1999] through March 31, 2005

                                                                                      From the Beginning of
                                                   Three Months      Three Months       Reactivation on
                                                      Ended             Ended         May 8, 1999 through
                                                    3/31/2005         3/31/2004         March 31, 2005
                                                  ---------------   ---------------   --------------------
                                                   [Unaudited]       [Unaudited]          [Unaudited]
REVENUE
     Income                                     $              0  $              0  $                   0
                                                  ---------------   ---------------   --------------------
NET REVENUE                                                    0                 0                      0

Operating Expenses
     General and Administrative                            7,373               401                 85,577

                                                  ---------------   ---------------   --------------------
Total Operating Expenses                                   7,373               401                 85,577

                                                  ---------------   ---------------   --------------------
Net Income Before Taxes                         $         (7,373) $           (401) $             (85,577)
                                                  ===============   ===============   ====================

Income/Franchise taxes                                         0                 0

Net loss                                                  (7,373)             (401)

Loss Per Share                                  $          (0.01) $          (0.01)
                                                  ===============   ===============

Weighted Average Shares Outstanding                    2,357,997         2,357,997
                                                  ===============   ===============




                               KENTEX PETROLEUM, INC.
                              STATEMENTS OF CASH FLOWS
             For the Three Month Periods Ended March 31, 2005, 2004 and
       for the Period from Reactivation [May 8, 1999] through March 31, 2005

                                                                                        From the Beginning of
                                                     Three Months      Three Months       Reactivation on
                                                         Ended             Ended        May 8, 1999 through
                                                       3/31/2005         3/31/2004         March 31, 2005
                                                     --------------    --------------   ---------------------
                                                        [Unaudited]      [Unaudited]        [Unaudited]

Cash Flows Used For Operating Activities
-----------------------------------------------------
  Net Loss                                         $        (7,373)  $          (401)   $            (85,577)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Shares issued for services                                   0                 0                  34,660
    Increase/(Decrease) in accounts payable                (14,610)                0                  10,390
    Increase/(Decrease) in Shareholder Loans                21,983               401                  40,527
                                                     --------------    --------------   ---------------------
      Net Cash Used For Operating Activities                     0                 0                       0
                                                     ==============    ==============

Cash Flows Provided by Financing Activities
-----------------------------------------------------


      Net Cash Provided by Financing Activities                  0                 0

      Net Increase In Cash                                       0                 0

      Beginning Cash Balance                                     0                 0

      Ending Cash Balance                         $              0 $               0
                                                     --------------    --------------


                   Notes to Consolidated Financial Statements
                                 March 31, 2005


NOTE 1 - PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 - GOING CONCERN

     The Company does not have significant assets, nor has it established operations and has accumulated losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY PAYABLES

     A shareholder has paid general and administrative expenses on behalf of the Company, through March 31, 2005, of $40,527. During the period ended March 31, 2005, a shareholder paid $21,983 in expenses on behalf of the Company.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2005, or for over the past ten years. On December 20, 2004, the Company and VidRev Technologies, Inc., a Florida corporation ("VidRev"), executed an Agreement and Plan of Merger (the "Merger Agreement"), by which VidRev agreed to merge with and into the Company, with the Company being the surviving corporation. The Board of Directors and the majority stockholders of the Company voted to adopt the Merger Agreement on December 9, 2004, and December 14, 2004, respectively. On January 3, 2005 we filed a Registration Statement on Form S-4 to register the shares to be issued in conjunction with the Merger Agreement. Based on a comment letter and discussions with the Securities and Exchange Commission we are currently considering withdrawing the Form S-4 filing and may file a preliminary Information Statement on Schedule 14C. On January 25, 2005 we filed a Registration Statement on Form SB-2 and we have subsequently received comments from the Securities and Exchange Commission. We are in the process of responding to the comments. However, management cannot make assurances that the merger will be consummated or the filing of the
Schedule 14C will be made.

     Additionally, Article VI of the Agreement and Plan of Merger allows either VidRev or the Company to terminate the Merger if it has not been consummated by June 30, 2005. There can be assurances that the Merger will be consummated by June 30, 2005. On December 20, 2004 we filed a Current Report on Form 8-K with respect to the above referenced transaction. See Part II, Item 6 of this Quarterly Report.

     If we are not able to complete the above referenced merger, the Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended March 31, 2005, or for over the past ten years. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $6,983, stemming from general and administrative expenses as well as legal expense.

Liquidity.

     At March 31, 2005, the Company had total current assets of $0 and total liabilities of $50,527.

Item 3. Controls and Procedures.

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

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

See Part I, Item 2 above.

Item 6.Exhibits and Reports on Form 8-K.

(a) Exhibits

EX 31   Certification of Sarah Jenson,  the Company's President,  pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.1 Certification of Lisa Howells, the Company's Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32   Certification  of Sarah Jenson andLisa Howells pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)Current Reports on Form 8-K.

     Current Report on Form 8-K as filed on December 20, 2004 regarding merger of VidRev, is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 KENTEX PETROLEUM, INC.



Date: 5-13-05              By/S/ Sarah Jenson
                            Sarah E. Jenson, President and Director



Date: 5-13-05              By/S/ Lisa Howells
                            Lisa Howells, Secretary, Treasurer and Director