Form 10QSB
period 2005-06-30
KENTEX PETROLEUM INC
filed 2005-08-12
CIK 1104485

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005

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

                                  July 15, 2005
                                    2,357,997

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of Kentex Petroleum, Inc., a Nevada corporation (the "Company") required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                                            KENTEX PETROLEUM, INC.
                                                BALANCE SHEETS
                                     June 30, 2005 and December 31, 2004

                                                                           6/30/2005             12/31/2004
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets                                                                $                0    $                0

                                                                        -----------------     -----------------
           Total Assets                                               $                0    $                0
                                                                        =================     =================

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                         $           26,789    $           18,544
      Accounts Payable                                                             1,363                25,000
                                                                        -----------------     -----------------
           Total Current Liabilities                                              28,152                43,544

           Total Liabilities                                                      28,152                43,544
                                                                        -----------------     -----------------

Stockholders' Deficit:
      Common Stock, $.001 par value;
           authorized 50,000,000 shares; issued and
           outstanding, 2,357,997 shares                                           2,358                 2,358
      Paid-in Capital                                                          2,073,802             2,073,802
      Accumulated Deficit, prior to development stage                         (2,041,500)           (2,041,500)
      Deficit accumulated during development stage                               (62,812)              (78,204)
                                                                        -----------------     -----------------
           Total Stockholders' Deficit                                           (28,152)              (43,544)

                                                                        -----------------     -----------------
           Total Liabilities and Stockholders' Deficit                $                0    $                0
                                                                        =================     =================

                             KENTEX PETROLEUM, INC.
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended June 30, 2005, 2004 and
      for the Period from Reactivation [May 8, 1999] through June 30, 2005

                                                                                                       From the Beginning of
                                          Three Months    Three Months    Six Months     Six Months     Reactivation on
                                             Ended           Ended          Ended          Ended       May 8, 1999 through
                                           6/30/2005       6/30/2004      6/30/2005      6/30/2004       June 30, 2005
                                          -------------   ------------   -------------  -------------  ------------------
                                            [Unaudited]    [Unaudited]    [Unaudited]    [Unaudited]      [Unaudited]
REVENUE
     Income                             $            0  $           0  $            0 $            0 $                 0
                                          -------------   ------------   -------------  -------------  ------------------
NET REVENUE                                          0              0               0              0                   0

Operating Expenses
     General and Administrative                  2,235          1,807           9,608          2,208              87,812

                                          -------------   ------------   -------------  -------------  ------------------
Total Operating Expenses                         2,235          1,807           9,608          2,208              87,812

Other Income
     Forgiveness of Debt                        25,000                         25,000                             25,000

                                          -------------   ------------   -------------  -------------  ------------------
Net Income Before Taxes                 $       22,765  $      (1,807) $       15,392 $       (2,208)$           (62,812)
                                          =============   ============   =============  =============  ==================

Income/Franchise taxes                               0              0               0              0

Net Income / (loss)                             22,765         (1,807)         15,392         (2,208)

Loss (loss) Per Share                   $         0.01  $       (0.01) $         0.00 $        (0.01)
                                          =============   ============   =============  =============

Weighted Average Shares Outstanding          2,357,997      2,357,997       2,357,997      2,357,997
                                          =============   ============   =============  =============

                             KENTEX PETROLEUM, INC.
                            STATEMENTS OF CASH FLOWS
        For the Three and Six Month Periods Ended June 30, 2005, 2004 and
      for the Period from Reactivation [May 8, 1999] through June 30, 2005

                                                                                                       From the Beginning of
                                             Three Months  Three Months   Six Months     Six Months     Reactivation on
                                                Ended         Ended         Ended          Ended       May 8, 1999 through
                                              6/30/2005     6/30/2004     6/30/2005      6/30/2004       June 30, 2005
                                             ------------  ------------  -------------  -------------  ------------------
                                              [Unaudited]   [Unaudited]   [Unaudited]    [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities
-------------------------------------------
Net Income / (loss)                        $      22,765 $      (1,807)$       15,392 $       (2,208)            (66,812)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Shares issued for services                         0             0              0              0              34,660
    Increase/(Decrease) in accounts payable       (9,027)            0        (23,637)             0               1,363
    Increase/(Decrease) in Shareholder Loans     (13,738)        1,807          8,245          2,208              26,789
                                             ------------  ------------  -------------  -------------  ------------------
      Net Cash Used For Operating Activities           0             0              0              0                   0
                                             ============  ============  =============  =============

Cash Flows Provided by Financing Activities
-------------------------------------------


      Net Cash Provided by Financing Activities        0             0              0              0

      Net Increase In Cash                             0             0              0              0

      Beginning Cash Balance                           0             0              0              0

      Ending Cash Balance                  $           0 $           0 $            0 $            0
                                             ------------  ------------  -------------  -------------

                          Notes to Financial Statements
                                 June 30, 2005


NOTE 1 - PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

NOTE 3 - RELATED PARTY PAYABLES

     A shareholder has paid general and administrative expenses on behalf of the Company, through June 30, 2005, of $26,789. During the period ended June 30, 2005, a shareholder paid $1,262 in expenses on behalf of the Company.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 2005.

     Effective as of June 28, 2005, Kentex Petroleum, Inc., a Nevada corporation (the "Company"), and VidRev Technologies, Inc., a Florida corporation ("VidRev"), executed a Termination Agreement by which they mutually terminated the Agreement and Plan of Merger (the "Merger Agreement") by which VidRev was to merge with and into the Company, with the Company being the surviving corporation. As part of the Termination Agreement, the Company also agreed to withdraw the Registration Statements on Forms S-4 and SB-2 that it had filed with the Securities and Exchange Commission pursuant to the Merger Agreement. Each party will bear its own expenses in connection with the negotiation, execution and delivery of the Merger Agreement and the Termination Agreement. The Company and VidRev agreed to terminate the Merger Agreement because of the apparent impossibility of meeting all conditions to closing, including effectiveness of the Company's Registration Statement on Form S-4, in a timely manner. On December 20, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the material terms of the Merger Agreement. A copy of the Termination Agreement with respect thereto is attached hereto and incorporated by reference.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended June 30, 2005, or for over the past ten years. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $2,235, stemming from general and administrative expenses as well as legal expense. The Company also recognized $25,000 in foregiveness of debt that was associated with the termination of the VidRev merger.

Liquidity.

     At June 30, 2005, the Company had total current assets of $0 and total liabilities of $28,152.

Item 3. Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

(a) Exhibits

EX 31   Certification of Sarah Jenson,  the Company's President,  pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.1 Certification of Lisa Howells, the Company's Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32   Certification  of Sarah Jenson andLisa Howells pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)Current Reports on Form 8-K.

     Current Report on Form 8-K as filed on June 29, 2005 regarding termination of VidRev agreement, is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 KENTEX PETROLEUM, INC.



Date: 8-9-05              By/S/ Sarah Jenson
                            Sarah E. Jenson, President and Director



Date: 8-9-05              By/S/ Lisa Howells
                            Lisa Howells, Secretary, Treasurer and Director