Form 10QSB/A
period 2004-09-30
KENTEX PETROLEUM INC
filed 2005-10-05
CIK 1104485

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB/A


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

                               September 15, 2004
                                    2,357,997

     This amended Quarterly Report on Form 10-QSB is being filed for the sole purpose to correct the authorized capital on the Balance Sheet.

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



Item 6.Exhibits and Reports on Form 8-K.

(a) Exhibits

EX 31   Certification of Sarah Jenson,  the Company's President,  pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.1 Certification of Lisa Howells, the Company's Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32   Certification  of Sarah Jenson and Lisa Howells pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)Current Reports on Form 8-K.

None; not applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 KENTEX PETROLEUM, INC.



Date: 9-28-05              By/S/ Sarah Jenson
                            Sarah E. Jenson, President and Director



Date: 9-28-05              By/S/ Lisa Howells
                            Lisa Howells, Secretary, Treasurer and Director