Form 10QSB/A
period 2005-03-31
KENTEX PETROLEUM INC
filed 2005-10-05
CIK 1104485

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

                               September 15, 2005
                                    2,357,997


     This Amended Quarterly Report on Form 10-QSB is being filed for the sole purpose of correcting the authorized capital on the Balance Sheet.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of Kentex Petroleum, Inc., a Nevada corporation (the "Company") required to be filed with this 10-QSB/A Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

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