Form 10QSB/A
period 2005-06-30
KENTEX PETROLEUM INC
filed 2005-10-05
CIK 1104485

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

                                                                                                       From the Beginning of
                                             Three Months  Three Months   Six Months     Six Months     Reactivation on
                                                Ended         Ended         Ended          Ended       May 8, 1999 through
                                              6/30/2005     6/30/2004     6/30/2005      6/30/2004       June 30, 2005
                                             ------------  ------------  -------------  -------------  ------------------
                                              [Unaudited]   [Unaudited]   [Unaudited]    [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities
-------------------------------------------
Net Income / (loss)                        $      22,765 $      (1,807)$       15,392 $       (2,208)            (62,812)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Shares issued for services                         0             0              0              0              34,660
    Increase/(Decrease) in accounts payable       (9,027)            0        (23,637)             0               1,363
    Increase/(Decrease) in Shareholder Loans     (13,738)        1,807          8,245          2,208              26,789
                                             ------------  ------------  -------------  -------------  ------------------
      Net Cash Used For Operating Activities           0             0              0              0                   0
                                             ============  ============  =============  =============

Cash Flows Provided by Financing Activities
-------------------------------------------


      Net Cash Provided by Financing Activities        0             0              0              0

      Net Increase In Cash                             0             0              0              0

      Beginning Cash Balance                           0             0              0              0

      Ending Cash Balance                  $           0 $           0 $            0 $            0
                                             ------------  ------------  -------------  -------------

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