Form 10QSB
period 2005-09-30
KENTEX PETROLEUM INC
filed 2005-11-07
CIK 1104485

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------

                               Commission File No.
                               -------------------
                                    000-30955

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

(1)  Yes  X   No             (2)  Yes    X     No
         ----     ----                  ----         ----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                   ----    ----

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                   ----    ----
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                October 15, 2005
                                    2,357,997

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of Kentex Petroleum, Inc., a Nevada corporation (the "Company") required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                                            KENTEX PETROLEUM, INC.
                                                BALANCE SHEETS
                                   September 30, 2005 and December 31, 2004

                                                                           9/30/2005             12/31/2004
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets                                                                $                0    $                0

                                                                        -----------------     -----------------
           Total Assets                                               $                0    $                0
                                                                        =================     =================

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                         $           28,867    $           18,544
      Accounts Payable                                                               317                25,000
                                                                        -----------------     -----------------
           Total Current Liabilities                                              29,184                43,544

           Total Liabilities                                                      29,184                43,544
                                                                        -----------------     -----------------

Stockholders' Deficit:
      Common Stock, $.001 par value;
           authorized 100,000,000 shares; issued and
           outstanding, 2,357,997 shares                                           2,358                 2,358
      Paid-in Capital                                                          2,073,802             2,073,802
      Accumulated Deficit, prior to development stage                         (2,041,500)           (2,041,500)
      Deficit accumulated during development stage                               (63,844)              (78,204)
                                                                        -----------------     -----------------
           Total Stockholders' Deficit                                           (29,184)              (43,544)

                                                                        -----------------     -----------------
           Total Liabilities and Stockholders' Deficit                $                0    $                0
                                                                        =================     =================

                             KENTEX PETROLEUM, INC.
                            STATEMENTS OF OPERATIONS
        For the Three and Nine Month Periods Ended September 30, 2005, 2004 and for the Period from Reactivation [May 8, 1999] through September 30, 2005

                                                                                                      From the Beginning of
                                          Three Months    Three Months   Nine Months    Nine Months     Reactivation on
                                             Ended           Ended          Ended          Ended       May 8, 1999 through
                                           9/30/2005       9/30/2004      9/30/2005      9/30/2004     September 30, 2005
                                          -------------   ------------   -------------  -------------  ------------------
                                            [Unaudited]    [Unaudited]    [Unaudited]    [Unaudited]      [Unaudited]
REVENUE
     Income                             $            0  $           0  $            0 $            0 $                 0
                                          -------------   ------------   -------------  -------------  ------------------
NET REVENUE                                          0              0               0              0                   0

Operating Expenses
     General and Administrative                  1,032         10,688          10,640         12,876              88,844

                                          -------------   ------------   -------------  -------------  ------------------
Total Operating Expenses                         1,032         10,688          10,640         12,876              88,844

Other Income
     Forgiveness of Debt                             0              0          25,000                             25,000

                                          -------------   ------------   -------------  -------------  ------------------
Net Income Before Taxes                 $       (1,032) $     (10,668) $       14,360 $      (12,876)$           (63,844)

Income/Franchise taxes                               0              0               0              0

Net Income / (loss)                             (1,032)       (10,668)         14,360        (12,876)

Loss (loss) Per Share                   $        (0.01) $       (0.01) $         0.00 $        (0.01)
                                          =============   ============   =============  =============

Weighted Average Shares Outstanding          2,357,997      2,357,997       2,357,997      2,357,997
                                          =============   ============   =============  =============

                             KENTEX PETROLEUM, INC.
                            STATEMENTS OF CASH FLOWS
        For the Three and Nine Month Periods Ended September 30, 2005, 2004 and for the Period from Reactivation [May 8, 1999] through September 30, 2005

                                                                                                       From the Beginning of
                                             Three Months  Three Months  Nine Months    Nine Months     Reactivation on
                                                Ended         Ended         Ended          Ended       May 8, 1999 through
                                              9/30/2005     9/30/2004     9/30/2005      9/30/2004      September 30, 2005
                                             ------------  ------------  -------------  -------------  ------------------
                                              [Unaudited]   [Unaudited]   [Unaudited]    [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities
-------------------------------------------
Net Income / (loss)                        $      (1,032)$     (10,668)$       14,360 $      (12,876)            (63,844)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Shares issued for services                         0             0              0              0              34,660
    Increase/(Decrease) in accounts payable       (1,046)       10,000        (24,683)        10,000                 317
    Increase/(Decrease) in Shareholder Loans       2,078           668         10,323          2,876              28,867
                                             ------------  ------------  -------------  -------------  ------------------
      Net Cash Used For Operating Activities           0             0              0              0                   0
                                             ============  ============  =============  =============

Cash Flows Provided by Financing Activities
-------------------------------------------


      Net Cash Provided by Financing Activities        0             0              0              0

      Net Increase In Cash                             0             0              0              0

      Beginning Cash Balance                           0             0              0              0

      Ending Cash Balance                  $           0 $           0 $            0 $            0
                                             ============  ============  =============  =============

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

NOTE 3 - RELATED PARTY PAYABLES

     A shareholder has paid general and administrative expenses on behalf of the Company, through September 30, 2005, of $28,867. During the period ended September 30, 2005, a shareholder paid $1,032 in expenses on behalf of the Company.

 Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

     Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity's management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

     Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

     Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

     Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

     None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Item 3.   Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Vice President, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.
----------------------------------------
(a) Exhibits

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

                                 KENTEX PETROLEUM, INC.



Date: 10-31-05              By/S/ Sarah Jenson
                            Sarah E. Jenson, President and Director



Date: 10-31-05              By/S/ Lisa Howells
                            Lisa Howells, Secretary, Treasurer and Director