Form 10KSB
period 2005-12-31
KENTEX PETROLEUM INC
filed 2006-03-16
CIK 1104485

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 000-30955

Kentex Petroleum, Inc.

(Name of Small Business Issuer in its Charter)

Nevada	87-0645378
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (801) 278-9424

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.001 par value common stock

Title of Class

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           (1) Yes ☒ No (2) Yes ☒ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State Issuer’s revenues for its most recent fiscal year: December 31, 2005 - $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

December 31, 2005 - $141. There are approximately 141,479 shares of common voting stock of the Company not held by affiliates. Because there has been no “established public market” for the Company’s common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None, Not applicable.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

February 28, 2006

2,358,197

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format Yes ☒ No ☐

PART I

Item 1. Description of Business

Business Development

Organization

Kentex Petroleum, Inc., (our “Company,” “we,” “us,” “our” and words of similar import) was organized under the laws of the State of Nevada on February 10, 1983. Copies of the Company’s Articles of Incorporation and Bylaws are attached hereto and are incorporated herein by reference.

Our Company was organized by the directors principally for the purpose of engaging in any lawful activity. In March of 1983, the Company completed a merger. The Company then began pursuing opportunities in the development and production of oil well facilities including entering into leases and partnerships and acting as general partner of ventures. These operations proved to be unsuccessful and ended over ten years ago, and since there have been no further operations

We were reactivated with the State of Nevada on May 8, 1999.

On October 5, 1999 we reverse split our common stock on a basis of 1 for 250.

On September 28, 1999, James Doolin was elected President, Luke Bradley was elected Vice President and Shane

Thueson was elected Secretary. The Company’s officers were elected by the entire membership of the directors.

On September 30, 1999 the Officers and Directors were issued 13,500,000 shares of our common stock resulting in control of our Company. Subsequent to the issuance on October 5, 1999 we reverse split our common stock on a basis of 1 for 250.

On or about June 2, 2000, the Company issued approximately 2,200,000 or 93.5% of its outstanding common stock to Outback Capital, Inc., Camisado Ventures, Ltd., New York New York, Ltd. and Jenson Services, Inc., for expense of approximately $20,000, paid in connection with the termination of previous oil and gas operation.

On December 31, 2002, James Doolin, President and Director, Luke Bradley, Vice President and Director and Shane Thueson, Secretary and Director accepted the appointment of Sarah Jenson as President and Director, Victoria Jenson as Vice President and Director and Lisa Howells as Secretary/Treasurer and Director, and in seriatum, resigned from their respective positions with the Company.

On or about June 22, 2004, control of the issuer was obtained by Duane Jenson and Jenson Services, a Utah corporation owned by Duane S. Jenson through the acquisition of 1,404,000 shares resulting in a total of 1,634,640 shares or 69.3% of our outstanding common which stock beneficially owned by Mr. Jenson. These shares were acquired from existing shareholders and had nominal value as a result of our lack of trading market and no operations and assets at the time of original issuance and are subject to a registration agreement restricting the resale of these securities. See the caption, “Security Ownership of Certain Beneficial Owners and Management,” Item 11.

On December 20, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the material terms of the Merger Agreement. Effective as of June 28, 2005, Kentex Petroleum, Inc., a Nevada corporation (the “Company”), and VidRev Technologies, Inc., a Florida corporation (“VidRev”), executed a Termination Agreement by which they mutually terminated the Agreement and Plan of Merger (the “Merger Agreement”) by which VidRev was to merge with and into the Company, with the Company being the surviving corporation. As part of the Termination Agreement, the Company also agreed to withdraw the Registration Statements on Forms S-4 and SB-2 that it had filed with the Securities and Exchange Commission pursuant to the Merger Agreement. The Company and VidRev agreed to terminate the Merger Agreement because of the apparent impossibility of meeting all conditions to closing, including effectiveness of the Company’s Registration Statement on Form S-4, in a timely manner. A copy of the Termination Agreement with respect thereto is attached hereto and incorporated by reference. See Part III, Item 13.

Business

We are currently seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations for over ten years. Our Company’s plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected. The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries.

Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity’s management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

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

Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited. See the heading “Business Experience,” Part III, Item 9.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our Company’s directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company’s common stock to these persons;

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

Risk Factors

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company’s present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

Extremely Limited Assets; No Source of Revenue

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

Our Company May Be Deemed to Be a “Blank Check” Company Until We Adopt a Business Plan.

The limited business operations of our Company, as now contemplated, involve those of a “blank check” company. The only activities to be conducted by our Company are winding down the business and to manage our current limited assets and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for securities of our Company or pursuant to a reorganization or merger through which securities of our Company will be issued or exchanged.

Discretionary Use of Proceeds; “Blank Check” Company.

Because our Company is not currently engaged in any substantive business activities, as well as management’s broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or business, our Company may be deemed to be a “blank check” company. Although management intends to apply any proceeds we may receive through the issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. Our Company can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.

Our Company Will Seek Out Business Opportunities.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; our Company may also advertise our availability as a vehicle to bring a company to the public market through a “reverse” reorganization or merger.

Absence of Substantive Disclosure Relating to Prospective Acquisitions

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

Unspecified Industry and Acquired Business; Unascertainable Risks

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

Uncertain Structure of Acquisition

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because our Company has virtually no resources as of the date of this Annual Report, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor’s ‘Going Concern’ Opinion.

The Independent Auditor’s Report issued in connection with the audited financial statements of our Company for the calendar years ended December 31, 2005, 2004, 2003, 2002 and 2001, expresses “substantial doubt about its ability to continue as a going concern,” due to our Company’s status as a start up and our lack of profitable operations. See Part II, Item 7, of this Annual Report.

Losses Associated With Startup.

Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on “Blank Check” Companies

Federal Restrictions.

Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse reorganizations.

The Wulff Letter, as discussed below under Part II, Item 5, under the heading “Restrictions on Sales of Certain Restricted Securities,” can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter. The shares of common stock in our Company held by Messrs. Thomas Howells, Travis Jenson, Duane Jenson and Jenson Services are subject to resale under a Registration Agreement that is discussed below under this heading.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or shell company, we will have to fully comply with Rule 419 of the Securities and Exchange Commission and deposit all funds in escrow pending advice about the proposed transaction to our stockholder fully disclosing all information required by Regulation 14 of the Securities and Exchange Commission and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The foregoing is only a brief summary of Rule 419. We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

* The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse reorganization.

* Management or others who own or are to receive shares that may be covered by the Wulff Letter may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

* Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition candidate, especially when taking into account the dilution that results from the shareholdings that are retained by our shareholders.

* These costs and expenses, if agreed upon, would no doubt further dilute our shareholders, as any acquisition candidate may not be willing to leave as many shares with our shareholders in any such transaction.

* An acquisition candidate may demand that outstanding Wulff Letter shares be cancelled, and the holders of these shares could refuse to do so without just compensation, including our current sole director.

* Finder’s and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them came within the Wulff Letter interpretations and no registration rights were granted, which would substantially restrict our ability to attract such potential candidates.

State Restrictions.

A total of 36 states prohibit or substantially restrict the registration and sale of “blank check” companies within their borders. Additionally, 36 states use “merit review powers” to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. Our Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while our Company has no substantive business operations and is deemed to a “blank check” Company, these legal restrictions may have a material adverse impact on the Company’s ability to raise capital because potential purchasers of the Company’s securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of our Company’s common stock within the borders of regulating states.

By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of “blank check” or “blind pool” companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from “manual listing” registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies. Because our Company does not intend to make any offering of our securities in the foreseeable future, management does not believe that any state restriction on “blank check” offerings will have any effect on our Company.

In most jurisdictions, “blank check” and “blind pool” companies are not eligible for participation in the Small Corporate Offering Registration (“SCOR”) program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states’ securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a “blank check” or “blind pool” company.

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our Company’s ability to register, offer and sell and/or to develop a secondary market for shares of our Company’s common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if our Company acquires a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.

Members of our Company’s management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that our Company has no business operations, the members of management currently devote one hour a week to the activities of our Company, until such time as our Company has identified a suitable acquisition target.

No Market for Common Stock; No Market for Shares.

On January 18, 2006, our common stock was approved for trading on the OTC Bulletin Board of the NASD under the symbol “KNTX”. There is currently no established trading market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of our Company is likely to be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company’s common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 5.

Risks of “Penny Stock”

Our Company’s common stock may be deemed to be “penny stock” as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker- dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Company’s common stock to resell their shares to third parties or to otherwise dispose of them.

There has been no “established public market” for the Company’s common stock. Subsequent to the date of this report our Company obtained a trading symbol “KNTX” on the OTC Bulletin Board of the NASD. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the “pink sheets” or the OTC Bulletin Board of the NASD.

Principal Products or Services and their Markets

None; Not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions

Management believes that there are literally thousands of “blank check” companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO’s, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; Not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts

None; Not applicable.

Need for any Governmental Approval of Principal Products of Services

Because our Company currently produces no products or services, we are not presently subject to any governmental regulation in this regard. However, in the event that our Company engages in a merger or acquisition transaction with an entity that engages in such activities, we will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for “blank check” companies like our Company, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K12G3.

If we are acquired by a non-”reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-”reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a “blank check” or “blind pool” company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

Research and Development

None; Not applicable.

Cost and Effects of Compliance with Environmental Laws

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by our Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

Number of Employees

None; Not applicable.

Item 2. Description of Property

The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of a shareholder, Duane S. Jenson, and are currently provided at no cost. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Nevada. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

Except as set forth below, no matter was submitted to a vote of our Company’s security holders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

On December 20, 2004, Kentex Petroleum, Inc. and VidRev Technologies, Inc., a Florida corporation (“VidRev”), executed an Agreement and Plan of Merger (the “Merger Agreement”), by which VidRev agreed to merge with and into the Company, with the Company being the surviving corporation. The Board of Directors and the majority stockholders of the Company voted to adopt the Merger Agreement on December 9, 2004, and December 14, 2004, respectively. Effective as of June 28, 2005, Kentex and VidRev executed a Termination Agreement by which they mutually terminated the Agreement and Plan of Merger

During the year ended December 31, 2005, no additional matter was submitted to a vote of the Company’s securities holders, whether through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

There has been no “established public market” for shares of common stock of the Company. Subsequent to the date of this report our Company obtained a trading symbol “KNTX” on the OTC Bulletin Board of the NASD; however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained. For any market that develops for our Company’s common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144. See the caption “Recent Sales of Unregistered Securities,” of this Item, below. Also see the caption “Restrictions on Sales of Certain Restricted Securities” for a discussion on shares subject to a registration agreement.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 410.

Dividends

Our Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of our Company cannot be ascertained with any certainty, and if and until our Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our Company’s ability to pay dividends on our securities.

Equity Compensation Plans

Our Company does not have any Equity Compensation Plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Sales of Restricted Securities

There have been no sales of the Company’s unregistered securities in the past five years or since November 1999.

Restrictions on Sales of Certain “Restricted Securities”

Generally, “restricted securities” can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the “current public information” requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in “broker’s transactions” only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an “affiliate” of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144. All “restricted securities” of the Company have been held for in excess of one year.

In January, 2000, Richard K. Wulff, the Chief of the Securities and Exchange Commission’s Office of Small Business, wrote a letter to Ken Worm, the Assistant Director of the OTC Compliance Unit of NASD Regulation, Inc. Many members of the securities community have come to refer to that letter as the “Wulff letter.”

The Wulff letter was written in response to a request for guidance from Mr. Worm. In his request, Mr. Worm had referred to several situations in which non-affiliate stockholders of “blank check” issuers had sought to treat their shares as “free-trading” or unrestricted securities. As defined in the Wulff letter, a blank check company is “a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.”

Citing the concerns of the United States Congress and the Securities and Exchange Commission over potential fraud and market manipulations involving blank check companies, the Wulff letter stated that affiliates of blank check issuers, as well as transferees of their securities, are “underwriters” with respect to such securities. Accordingly, transactions in these companies’ securities by promoters, affiliates or their transferees do not fall within the scope of the Rule 144 “safe harbor” resales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the Section 4(1) exemption from registration for resales under the Securities Act of 1933, as amended (the “Securities Act”), that exempts sales by persons other than “an issuer, underwriter or a dealer.” As a result, it is the position of the Securities and Exchange Commission that these securities may be resold by these persons only pursuant to registration under the Securities Act. According to the Wulff letter, this restriction would continue to apply even after the blank check company completes a merger or acquisition transaction with an operating entity.

The securities of the Company that are owned by Duane S. Jenson, Jenson Services, Travis T. Jenson, and Thomas J. Howells, collectively amounting to 2,175,000 shares or approximately 92.4% of our outstanding voting securities, these persons have agreed not to publicly resell these securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a “no action” letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2005, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2005.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our Company’s plan of operation for the next 12 months is to: (i)consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our Company’s only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to our Company. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to our Company than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At December 31, 2005, the Company’s had no assets. See the Index to Financial Statements, Item 7 of this Report.

During the period ended December 31, 2005, the Company had a net income of $12,733 as compared to a net loss of $30,084 for the same period ended December 31, 2004. The increase in income was a direct result of forgiveness of debt related to the VidRev transaction that was terminated. Except as described above, we have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity

The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. During calendar 2005, expenses were paid by a principal stockholder in the amount of $12,252; and during calendar 2004, additional expenses by a principal stockholder totaled $5,084. The aggregate amount of $30,796 outstanding as of December 31, 2005, is unsecured and is due on demand. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Item 7. Financial Statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Kentex Petroleum, Inc.[a development stage company]

We have audited the accompanying balance sheet of Kentex Petroleum, Inc. [a development stage company] as of December 31, 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004 and for the period from Reactivation [May 8, 1999] through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentex Petroleum, Inc. [a development stage company] as of December 31, 2005, and the results of its operations and cash flows for the periods ended December 31, 2005 and 2004 and for the period from Reactivation [May 8, 1999] through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, no assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 4, 2006

KENTEX PETROLEUM, INC.

(A Development Stage Company)

BALANCE SHEET

December 31, 2005

ASSETS

Assets	0
Total Assets	0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable	$15
Loans from stockholders	30,796
Total Current Liabilities	30,811
Total Liabilities	30,811

Stockholders’ Deficit:
Capital Stock 100,000,000 shares authorized having a
par value of $.001 per share; 2,358,197 shares issued
and outstanding – Note 4	2,358
Additional Paid-in Capital	2,073,802
Accumulated Deficit	(2,041,500)
Deficit accumulated in development stage	(65,471)
Total Stockholders’ Deficit	(30,811)
Total Liabilities and Stockholders’ Deficit	$0

See accompanying notes to financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

For the Years Ended December 31, 2005 and 2004 and

for the Period from Reactivation (May 8, 1999) through December 31, 2005

.			Period from
			Reactivation
			through
	2005	2004	12/31/2005

Revenues	$0	$0	$0

General and Administrative	12,267	30,084	90,471

Operating Income (Loss)	(12,267)	(30,084)	(90,471)

Other Income – Note 6	25,000	0	25,000

Net (Loss) Before Income Taxes	12,733	(30,084)	(65,471)

Current Year Provision for Income Taxes	0	0	0

Net Income (Loss)	$12,733	$(30,084)	$(65,471)

Loss Per Common Share	Nil	$(0.1)	$(0.03)
Weighted Average Shares Outstanding	2,357,998	2,357,997	2,207,925

See accompanying notes to financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Period from Reactivation (May 8, 1999) through December 31, 2005

					Deficit
					Accumulated
			Additional		in	Net
	Common	Common	Paid-In	Accumulated	Development	Stockholders’
	Shares	Stock	Capital	Deficit	Stage	Deficit

Balance, May 8, 1999,
(Reactivation Date)	10,423,368	$10,423	$2,031,077	$(2,041,500)	$0	$0

Issued Stock to shareholder for debt,
September 28, 1999	1,410,000	1,410		0	0	1,410

Issued Stock to Directors for services,
September 30, 1999	13,500,000	13,5000				13,500

Reverse split, 1 for 250 shares,
October 5, 1999	(25,232,035)	(25,232)	25,232			0

Issued post split shares for expenses,
October 5, 1999	1,950,000	1,950	17,550			19,500

Issued post-split shares for expenses,
November 15, 1999	250,000	250				250

Net loss for the Year Ended
December 31, 1999					(34,660)	(34,660)

Balance, December 31, 1999	2,301,333	2,301	2,073,859	(2,041,500)	(34,660)	0

Issued Shares attributable to rounding
in 1999 reverse split	56,664	57	(57)			0

Net loss for the Year Ended
December 31, 2000					(4,878)	(4,878)

Balance, December 31, 2000	2,357,997	2,358	2,073,802	(2,041,500)	(39,538)	(4,878)

Net loss for the Year Ended
December 31, 2001					(2,698)	(2,698)

Balance, December 31, 2001	2,357,997	2,358	2,073,802	(2,041,500)	(42,236)	(7,576)

Net loss for the Year Ended
December 31, 2002					(3,012)	(3,012)

Balance, December 31, 2002	2,357,997	2,358	2,073,802	(2,041,500)	(45,248)	(10,588)

Net loss for the Year Ended
December 31, 2003					(2,872)	(2,872)

Balance, December 31, 2003	2,357,997	2,358	2,073,802	(2,041,500)	(48,120)	(13,460)

Net loss for the Year Ended
December 31, 2004					(30,084)	(30,084)

Balance, December 31, 2004	2,357,997	$2,358	$2,073,802	$(2,041,500)	$(78,204)	$(43,544)

Issued shares, December 31, 2005	200	0	0

Net loss for the Year Ended
December 31, 2005					12,733	12,733

Balance, December 31, 2005	2,358,197	$2,358	$2,073,802	$(2,041,500)	$(65,471)	$(30,811)

See accompanying notes to financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004 and

for the Period from Reactivation (May 8, 1999) through December 31, 2005

			Period from
			Reactivation
			through
	2005	2004	12/31/2005

Cash Flows Used For Operating Activities
Net Income (Loss)	$12,733	$(30,084)	$(65,471)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Forgiveness of Debt	(25,000)	—	(25,000)
Increase (Decrease) in Accounts Payable	15	25,000	25,015
Increase (Decrease) in Shareholder Loan	12,252	5,084	30,796
Stock issued for Services/Expenses	—	—	34,660
Net Cash (used in) Operating Activities	—	—	—

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock	—	—	—
Principal payments on loans	—	—	—
Net Cash Provided by Financing Activities	—	—	—

Net Increase/(Decrease) In Cash	—	—	—

Beginning Cash Balance	—	—	—

Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	$—	$—	$—

See accompanying notes to financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

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

The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The following summarizes the more significant of such policies:

(b) Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

(c) Net Loss Per Common Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted income or loss per share calculations are the same.

(d) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2005.

(e) Impact of New Accounting Standards

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

(f) Revenue Recognition

In December 2004, the FASB issued SFAS 123 (R), “Share-Based Payment.” SFAS 123 (R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123 (R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123 (R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the Company’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company’s shares or other equity instruments. This statement is effective for public companies qualifying as SEC small business issuers or nonpublic entities, as of the first interim period or fiscal year beginning after December 15, 2005. For all other public companies, the statement is effective as of the first interim period or fiscal year beginning after June 15, 2005. Management does not expect adoption of SFAS 123 (R) to have a material impact on the Company’s financial statements.

In November 2004, FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” SFAS 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of accounting changes and corrections of error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted. Management does not expect adoption of SFAS 154 to have a material impact on the Company’s financial statements.

(g) Revenue Recognition

The Company shall recognize revenues in accordance with the Securities & Exchange Commission Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.” SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Accordingly the Company shall recognize revenues when earned which shall be as products or services are delivered to customers. The Company shall also record accounts receivable for revenue earned but not yet collected. An allowance for bad debts shall be provided based on estimated losses. For revenue received in advance of service the Company shall record a current liability as deferred revenue until the earnings process is complete.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated losses since Reactivation through December 31, 2005 amounting to $65,471, has no assets, and has a net working capital deficiency at December 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Financing for the Company’s limited activities to date has been provided primarily by the issuance of stock and by advances from a stockholder (see NOTE 5). The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Management continues to develop its planned principal operations or may find a well-capitalized merger candidate to commence its operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 INCOME TAXES

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2025. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because the valuation allowance for deferred tax assets decreased by $3,473 from $14,839 as of December 31, 2004. Deferred tax assets recognized for deductible temporary difference and loss carry forwards total $0, net of a valuation allowance of $11,366, as detailed below.

Deferred Tax Asset	Deductible Amount	Rate	Tax
Net Operating Loss Carryforward
Federal	65,471	17%	11,366
Valuation Allowance			(11,366)
Deferred Tax Asset			0

The company has the following carryforwards available at December 31, 2005:

Operating Losses

Amount	Expires
34,660	2019
4,878	2020
2,698	2021
3,012	2022
2,872	2023
5,084	2024
12,267	2025
65,471	Total

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

	Years ended December 31,
	2005	2004
Federal Statutory Income Tax Rate	15%	15%
Valuation Allowance	(15%)	(15%)
Effective income tax rate	0%	0%

NOTE 4 COMMON STOCK/RELATED PARTY TRANSACTION

The Company issued shares of common stock during 1999 as compensation or as reimbursement for expenses paid on behalf of the Company. During December 2005, the Company issued 200 shares of common stock when the transfer agent presented and honored a certificate that was not on the shareholder listing. The table below summarizes the various transactions.

		Pre-split	Post-split
Purpose for Issuance	Recipient	Shares	Shares
Reimbursed Expenses	Shareholder	1,410,000	5,640
Compensation/services	Directors	13,500,000	54,000
Reimbursed expenses	Consultant / Shareholders		2,200,000
		14,910,000	2,259,640

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

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder has paid general and administrative expenses on behalf of the Company, through December 31, 2005, of $30,796. The Company has recorded a liability for this amount which is payable on demand and is non-interest bearing.

NOTE 6 OTHER INCOME

During 2005, the Company’s attorney and a related party forgave $25,000 of debt owed to them since a proposed merger with another company had fallen through.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; Not applicable.

Item 8(a). Controls and Procedures.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 8(b). Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Each of the Company’s directors has filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3.

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Sarah E. Jenson	President &	12/31/02	*
Director
Victoria Jenson	Vice President &	12/31/02	*
Director
Lisa Howells	Secretary, Treasurer &	12/31/02	*
Director
James P. Doolin	President &	05/08/99	12/31/02
Director
Luke Bradley	Vice President &	09/28/99	12/31/02
Director
Shane Thueson	Secretary &	09/27/99	12/31/02
Director

* These persons presently serve in the capacities indicated.

Business Experience

Sarah E. Jenson, President and a director is 34 years of age. Mrs. Jenson graduated from the University of Utah, in Salt Lake City with a Bachelors of Science degree in 1995. Mrs. Jenson has been working as a Personal Trainer for the past 8 years.

Victoria Jenson, Vice President and director is 38 years of age. Until last year Mrs. Jenson has been owner/operator of a model and talent services for Salt Lake City area events and corporations.

Lisa Howells, Secretary and director is 43 years of age. Mrs. Howells holds a B.S. degree in Marketing from the University of Phoenix. Until 5 years ago, she served as the Executive Assistant to the CEO of a large public refrigerated truck transport company in Salt Lake City, Utah. She also served in the finance department with the same company.

Committees

There are no established committees. The Company does not currently have a financial expert serving on an audit committee as one does not currently exist because there are currently no material operations.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

Sarah Jenson and Victoria Jenson are sister-in-laws. Other than the aforementioned, there are no family relationships between any of the officers and directors of the Company.

Involvement in Certain Legal Proceedings

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

Code of Ethics

The Company has not adopted a Code of Ethics for our executive officers as of the date of this report. We expect to adopt such a Code of Ethics at our next Board of Directors meeting.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Years or Periods Ended	$ Salary	$ Bonus	Other Annual Compen-sation	Restricted Stock Awards $	Option/ SAR’s	LTIP Payouts $	All Other Compen-sations $
Sarah E. Jenson	12/31/05	0	0	0	0	0	0	0
President,	12/31/04	0	0	0	0	0	0	0
Director	12/31/03	0	0	0	0	0	0	0
	12/31/02	0	0	0	0	0	0	0

Victoria Jenson	12/31/05	0	0	0	0	0	0	0
Vice President,	12/31/04	0	0	0	0	0	0	0
Director	12/31/03	0	0	0	0	0	0	0
	12/31/02

Lisa Howells	12/31/05	0	0	0	0	0	0	0
Secretary, Treasurer,	12/31/04	0	0	0	0	0	0	0
Director	12/31/03	0	0	0	0	0	0	0
	12/31/02	0	0	0	0	0	0	0

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company’s management during the years ended December 31, 2004, 2003 or 2002. No employee, director, or executive officer have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director. No additional amounts are payable to the Company’s directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.

The following table sets forth the share holdings of those persons who own more than ten percent of the Company’s common stock as of the date hereof:

Number of Shares Percentage
Name	Beneficially Owned	of Class
Travis T. Jenson	364,000	15.4%
Duane S. Jenson*	1,634,640	69.3%

* Includes shares held by Jenson Services of which Duane Jenson is the CEO of Jenson Services, Inc., and may be deemed the beneficial owner of Jenson Services, Inc. shares

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of the date hereof:

	Number of Shares	Percentage
Name	Beneficially Owned	of Class
Sarah E. Jenson	364,000*	15.4%
8842 Highfield Rd.
Park City, Utah 84098

Victoria Jenson	0	0%
89 Lone Hollow Dr.
Sandy, Utah 84092

Lisa Howells	182,000**	7.7%
9706 South Ruskin Circle
Sandy, Utah 84092

Total Officers & Directors	546,000	23.1%

* Shares are owned by Travis Jenson, Sarah’s husband and she may be deemed a beneficial owner of such shares.

**Shares are owned by Thomas Howells, Lisa’s husband and she may be deemed a beneficial owner of such shares.

Changes in Control

There are no additional present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

Transactions with Management and Others

For a description of transactions between members of management, five percent stockholders, “affiliates”, promoters and finders, see the caption “Sales of Restricted Securities” of Part II Item 5.

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K

Reports on Form 8-K

Current Report on Form 8-K as filed on June 29, 2005 regarding termination of VidRev agreement, is incorporated herein by reference.

Form 8-K as filed on January 19, 2006 disclosing under Item 8.01 the announcement of obtaining a trading symbol “KNTX” on the OTC Bulletin Board of the NASD.

Exhibits

EX 31.1 Certification of Sarah Jenson, the Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Lisa Howells, the Company’s Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32 Certification of Sarah Jenson and Lisa Howells pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2005 and 2004:

Fee Category	2005	2004
Audit Fees	$3,874	$1,246
Audit-related Fees	$3,356	$1,965
Tax Fees	$317	$0
All Other Fees	$0	$0
Total Fees	$7,547	$3,211

Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

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

KENTEX PETROLEUM, INC.

Date:	3/14/06	By:	/s/Sarah E. Jenson
Sarah E. Jenson, President and Director

In accordance with the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

KENTEX PETROLEUM, INC.

Date:	3/14/06	By:	/s/Sarah E. Jenson
Sarah E. Jenson, President and Director

Date:	3/14/06	By:	/s/Lisa Howells
Lisa Howells, Secretary, Treasurer and Director