Form 10QSB
period 2006-03-31
KENTEX PETROLEUM INC
filed 2006-05-12
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-30955

KENTEX PETROLEUM, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0645378
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

(801) 278-9424

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: April 20, 2006 - 2,358,197 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

March 31, 2006

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

BALANCE SHEETS

March 31, 2006 and December 31, 2005

	3/31/2006	12/31/2005
	[Unaudited]
ASSETS

Assets	—	—

Total Assets	—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable	$227	$15
Loans from stockholders	34,693	30,796
Total Current Liabilities	34,920	30,811
Total Liabilities	34,920	30,811

Stockholders’ Deficit:
Common Stock 100,000,000 shares authorized having a
par value of $.001 per share; 2,358,197 shares issued
and outstanding	2,358	2,358
Additional Paid-in Capital	2,073,802	2,073,802
Accumulated Deficit	(2,041,500)	(2,041,500)
Deficit accumulated during development stage	(69,580)	(65,471)
Total Stockholders’ Deficit	(34,920)	(30,811)
Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three Month Periods Ended March 31, 2006 and 2005 and

for the Period from Reactivation (May 8, 1999) through March 31, 2006

(Unaudited)

.			From the Beginning of
	For the Three Months Ended		Reactivation on
	March 31,		May 8, 1999 through
	2006	2005	March 31, 2006

Revenues	$—	$—	$—
General and Administrative	4,109	7,373	94,580
Operating Income (Loss)	(4,109)	(7,373)	(94,580)
Other Income	—	—	25,000
Net (Loss) Before Income Taxes	(4,109)	(7,373)	(69,580)
Current Year Provision for Income Taxes	—	—	—
Net Income (Loss)	$(4,109)	$(7,373)	$(69,580)
Loss Per Common Share	$(0.01)	$(0.01)	$(0.03)
Weighted Average Shares Outstanding	2,357,998	2,357,997	2,213,294

The accompanying notes are an integral part of these financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2006 and 2005 and

for the Period from Reactivation (May 8, 1999) through March 31, 2006

(Unaudited)

			From the Beginning of
	For the Three Months Ended		Reactivation on
	March 31,		May 8, 1999 through
	2006	2005	March 31, 2006

Cash Flows Used For Operating Activities
Net Income (Loss)	$(4,109)	$(7,373)	$(69,580)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Forgiveness of Debt			(25,000)
Increase/(Decrease) in accounts payable	212	(14,610)	25,227
Increase/(Decrease) in Shareholder Loan	3,897	21,983	34,693
Shares issued for services	—	—	34,660
Net Cash (used in) Operating Activities	—	—	—

Net Increase/(Decrease) In Cash	—	—	—

Beginning Cash	—	—	—

Ending Cash	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2006

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2005. The results of operation for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 LIQUIDITY/GOING CONCERN

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a related party liability of $34,693 as of March 31, 2006. The unsecured loan bears no interest and is due on demand. For the three months ended March 31, 2006, a shareholder paid $3,897 in expenses on behalf of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Our Company’s plan of operation for the next 12 months is to:(i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected

Our Company’s only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

As of the filing of this report we have not identified any operations nor are we in discussions with any potential operations.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The Company has had no operations during the quarterly period ended March 31, 2006, nor do we have operations as of the date of this filing. General and administrative expenses were $4,109 for the March 31, 2006 period compared to $7,373 for the March 31, 2005 period. General and administrative expenses for the three months ended March 31, 2006 were comprised mainly of accounting and filing fees. We had net loss of $4,109 for the March 31, 2006 period compared to a net loss of $7,373 for the March 31, 2005 period.

Liquidity and Capital Resources

Our total assets as of March 31, 2006, were $0, and we have no assets as of the date of this filing. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

Forward-Looking Statements

The foregoing discussion contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, Kentex Petroleum, Inc.’s actual results may vary materially from those anticipated, estimated, projected or intended.

Item 3. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6.Exhibits.

(a) Exhibits

31.1 302 Certification of Sarah Jenson

31.2 302 Certification of Lisa Howells

32 906 Certification

(b) Reports on Form 8-K

On or about January 19, 2006 the Company filed a Current Report on Form 8-K disclosing under Item 8.01 the announcement of obtaining a trading symbol “KNTX” on the OTC Bulletin Board of the NASD.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTEX PETROLEUM, INC.

Date:	05/09/06	By:	/s/Sarah E. Jenson
Sarah E. Jenson, President and Director

Date:	05/09/06	By:	/s/Lisa Howells
Lisa Howells, Secretary, Treasurer and Director