Form 10QSB
period 2006-06-30
KENTEX PETROLEUM INC
filed 2006-08-09
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 0-30955

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: August 1, 2006 - 2,358,197 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

June 30, 2006

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

BALANCE SHEETS

June 30, 2006 and December 31, 2005

	6/30/2006	12/31/2005
	[Unaudited]	[Audited]
ASSETS

Assets	—	—

Total Assets	—	—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$—	$15
Loans from stockholders	35,600	30,796
Total Current Liabilities	35,600	30,811
Total Liabilities	35,600	30,811

Stockholders' Deficit:
Common Stock 100,000,000 shares authorized having a
par value of $.001 per share; 2,358,197 shares issued
and outstanding	2,358	2,358
Additional Paid-in Capital	2,073,802	2,073,802
Accumulated Deficit	(2,041,500)	(2,041,500)
Deficit accumulated during development stage	(70,260)	(65,471)
Total Stockholders' Deficit	(35,600)	(30,811)
Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended June 30, 2006 and 2005 and

for the Period from Reactivation (May 8, 1999) through June 30, 2006

(Unaudited)

					From the
					Beginning of
					Reactivation on
	For the Three Months Ended		For the Six Months Ended		May 8, 1999
	June 30,		June 30,		through
	2006	2005	2006	2005	June 30, 2006

Revenues	$—	$—	$—	$—	$—
General and Administrative	680	2,235	4,789	9,608	95,260
Operating Income (Loss)	(680)	(2,235)	(4,789)	(9,608)	(95,260)
Other Income	—	25,000	—	25,000	25,000
Net (Loss) Before Income Taxes	(680)	22,765	(4,789)	15,392	(70,260)
Current Year Provision for Income Taxes	—	—			—
Net Income (Loss)	$(680)	$22,765	$(4,789)	$15,392	$(70,260)
Loss Per Common Share	$(0.01)	$0.01	$(0.01)	$0.00	$(0.03)
Weighted Average Shares Outstanding	2,358,197	2,357,997	2,358,197	2,357,997	2,218,645

The accompanying notes are an integral part of these financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2006 and 2005 and

for the Period from Reactivation (May 8, 1999) through June 30, 2006

(Unaudited)

			From the
			Beginning of
			Reactivation on
	For the Six Months Ended		May 8, 1999
	June 30,		through
	2006	2005	June 30, 2006

Cash Flows Used For Operating Activities
Net Income (Loss)	$(4,789)	$15,392	$(70,260)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Forgiveness of Debt			(25,000)
Increase/(Decrease) in accounts payable	(15)	(23,637)	25,000
Increase/(Decrease) in Shareholder Loan	4,804	8,245	35,600
Shares issued for services	—	—	34,660
Net Cash (used in) Operating Activities	—	—	—

Net Increase/(Decrease) In Cash	—	—	—

Beginning Cash	—	—	—

Ending Cash	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2006

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2005. The results of operation for the period ended June 30, 2006 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a related party liability of $35,600 as of June 30, 2006. The unsecured loan bears no interest and is due on demand. For the six months ended June 30, 2006, a shareholder paid $4,804 on behalf of the Company.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The Company has had no operations during the quarterly period ended June 30, 2006, nor do we have operations as of the date of this filing. In the quarterly period ended June 30, 2006, we had sales of $0, compared to the quarterly period ended June 30, 2005, with sales of $0. General and administrative expenses were $680 for the June 30, 2006 period compared to $2,235 for the June 30, 2005 period. General and administrative expenses for the three months ended June 30, 2006 were comprised mainly of accounting fees. We had net loss of $680 for the June 30, 2006 period compared to a net income of $22,765, resulting from forgiveness of debt, for the June 30, 2005 period.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The Company has had no operations during the six month period ended June 30, 2006, nor do we have operations as of the date of this filing. General and administrative expenses were $4,789 for the June 30, 2006 period compared to $9,608 for the June 30, 2005 period. General and administrative expenses for the six months ended June 30, 2006 were comprised mainly of accounting and filing fees. We had net loss of $4,789 for the June 30, 2006 period compared to a net income of $15,392, resulting from forgiveness of debt, for the June 30, 2005 period.

Liquidity and Capital Resources

Our total assets as of June 30, 2006, were $0, and we have no assets as of the date of this filing. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

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

None; not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTEX PETROLEUM, INC.

Date:	08/01/06	By:	/s/Sarah E. Jenson
Sarah E. Jenson, President and Director

Date:	08/01/06	By:	/s/Lisa Howells
Lisa Howells, Secretary, Treasurer and Director