Form 10QSB
period 2006-09-30
KENTEX PETROLEUM INC
filed 2006-11-13
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: November 6, 2006 - 2,361,675 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

September 30, 2006

C O N T E N T S

Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

BALANCE SHEETS

September 30, 2006 and December 31, 2005

	9/30/2006	12/31/2005
	[Unaudited]	[Audited]
ASSETS

Assets	—	—

Total Assets	—	—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$370	$15
Loans from stockholders	36,280	30,796
Total Current Liabilities	36,650	30,811
Total Liabilities	36,650	30,811

Stockholders' Deficit:
Common Stock 100,000,000 shares authorized having a
par value of $.001 per share; 2,361,675 shares issued
and outstanding - Note 4	2,362	2,362
Additional Paid-in Capital	2,073,798	2,073,798
Accumulated Deficit	(2,041,500)	(2,041,500)
Deficit accumulated during development stage	(71,310)	(65,471)
Total Stockholders' Deficit	(36,650)	(30,811)
Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended September 30, 2006 and 2005 and

for the Period from Reactivation (May 8, 1999) through September 30, 2006

(Unaudited)

					From the
					Beginning of
.					Reactivation on
	For the Three Months Ended		For the Nine Months Ended		May 8, 1999
	September 30,		September 30,		through
	2006	2005	2006	2005	September 30, 2006

Revenues	$—	$—	$—	$—	$—
General and Administrative	1,050	1,032	5,839	10,640	96,310
Operating Income (Loss)	(1,050)	(1,032)	(5,839)	(10,640)	(96,310)
Other Income	—	—	—	25,000	25,000
Net (Loss) Before Income Taxes	(1,050)	(1,032)	(5,839)	14,360	(71,310)
Current Year Provision for Income Taxes	—	—			—
Net Income (Loss)	$(1,050)	$(1,032)	$(5,839)	$14,360	$(71,310)
Net Income (Loss) Per Common Share	$(0.01)	$(0.01)	$(0.01)	$—	$(0.03)
Weighted Average Shares Outstanding	2,361,675	2,361,475	2,361,675	2,361,475	2,226,393

The accompanying notes are an integral part of these financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2006 and 2005 and

for the Period from Reactivation (May 8, 1999) through September 30, 2006

(Unaudited)

			From the
			Beginning of
			Reactivation on
	For the Nine Months Ended		May 8, 1999
	September 30,		through
	2006	2005	September 30, 2006

Cash Flows Used For Operating Activities
Net Income (Loss)	$(5,839)	$14,360	$(71,310)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Forgiveness of Debt	—	(25,000)	(25,000)
Increase/(Decrease) in accounts payable	355	317	25,370
Increase/(Decrease) in Shareholder Loan	5,484	10,323	36,280
Shares issued for services	—	—	34,660
Net Cash (used in) Operating Activities	—	—	—

Net Increase/(Decrease) In Cash	—	—	—

Beginning Cash	—	—	—

Ending Cash	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2006

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2005. The results of operation for the period ended September 30, 2006 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a related party liability of $36,280 as of September 30, 2006. The unsecured loan bears no interest and is due on demand. For the nine months ended September 30, 2006, a shareholder paid $5,484 on behalf of the Company.

NOTE 4 SUBSEQUENT EVENT

On or about October 11, 2006, the Company’s Board of Directors authorized 3,478 shares of common voting stock for issuance, resulting from the October 5, 1999, reverse split that had not been previously reconciled as the certificates had previously been issued through the Company’s previous transfer agent, Oxford Transfer, but were not reflected on the current shareholders list. These shares were delivered to DTC, all fully paid and nonassessable. The accompanying financial statements have been retroactively restated with regards to outstanding shares of common stock to show the affects of this change.

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

As of the filing of this Quarterly Report, we have not identified any operations; nor are we in discussions with any potential operations.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

We had had no operations during the quarterly period ended September 30, 2006; nor do we have operations as of the date of this filing. In the quarterly period ended September 30, 2006, we had sales of $0, compared to the quarterly period ended September 30, 2005, with sales of $0. General and administrative expenses were $1,050 for the September 30, 2006, period compared to $1,032 for the September 30, 2005, period. General and administrative expenses for the three months ended September 30, 2006, were comprised mainly of accounting fees. We had net loss of $1,050 for the September 30, 2006 period compared to a net loss of $1,032 for the September 30, 2005 period.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

We had no operations during the nine month period ended September 30, 2006; nor do we have operations as of the date of this filing. General and administrative expenses were $5,839 for the September 30, 2006, period compared to $10,640 for the September 30, 2005, period. General and administrative expenses for the nine months ended September 30, 2006, were comprised mainly of accounting and filing fees. We had net loss of $5,839 for the September 30, 2006, period compared to a net income of $14,360, resulting from forgiveness of debt, for the September 30, 2005, period.

Liquidity and Capital Resources

Our total assets as of September 30, 2006, were $0, and we have no assets as of the date of this filing. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

Forward-Looking Statements

The foregoing discussion contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

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

None; see Item 5, below.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

On or about October 11, 2006, our Board of Directors authorized 3,478 shares of common voting stock for issuance, resulting from the October 5, 1999, reverse split that had not been previously reconciled as the certificates had previously been issued through our previous transfer agent, Oxford Transfer, but were not reflected on the current shareholders list. These shares were delivered to DTC, all fully paid and nonassessable.

Item 6.Exhibits.

(a) Exhibits

31.1 302 Certification of Sarah Jenson

31.2 302 Certification of Lisa Howells

32 906 Certification

(b) Reports on Form 8-K

None; not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTEX PETROLEUM, INC.

Date:	11/09/06	By:	/s/Sarah E. Jenson
Sarah E. Jenson, President and Director

Date:	11/09/06	By:	/s/Lisa Howells
Lisa Howells, Secretary, Treasurer and Director