Form 10KSB
period 2006-12-31
KENTEX PETROLEUM INC
filed 2007-02-15
CIK 1104485

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 000-30955

Kentex Petroleum, Inc.

(Name of Small Business Issuer in its Charter)

Nevada	95-3848122
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (801) 278-9424

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.001 par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes ☒ No (2) Yes ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State Issuer’s revenues for its most recent fiscal year: December 31, 2006 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days.

December 31, 2006 - $181. There are approximately 181,035 shares of common voting stock of the Issuer not held by affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.001 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None; not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

January 31, 2007: Common – 2,361,675

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format Yes ☐ No ☒

PART I

Item 1. Description of Business

Business Development

Organization

Kentex Petroleum, Inc., (our “Company,” “we,” “us,” “our” and words of similar import) was organized under the laws of the State of Nevada on February 10, 1983. Copies of our Articles of Incorporation and Bylaws were filed as exhibits to the Company’s 10-SB Registration Statement filed with the Securities and Exchange Commission on July 6, 2000, and are incorporated herein by reference. See Part III, Item 13.

Our Company was organized by the directors principally for the purpose of engaging in any lawful activity. In March of 1983, we completed a merger. The Company then began pursuing opportunities in the development and production of oil well facilities including entering into leases and partnerships and acting as general partner of ventures. These operations proved to be unsuccessful and ended over ten years ago, and since there have been no further operations

We were reactivated with the State of Nevada on May 8, 1999.

On October 5, 1999 we reverse split our common stock on a basis of 1 for 250.

On September 28, 1999, James Doolin was elected President, Luke Bradley was elected Vice President and Shane Thueson was elected Secretary. The Company’s officers were elected by the entire membership of the directors.

On September 30, 1999, the officers and directors were issued 13,500,000 shares of our common stock resulting in control of our Company. Subsequent to the issuance of these shares, on October 5, 1999, we reverse split our common stock on a basis of 1 for 250.

On or about June 2, 2000, the Company issued approximately 2,200,000 or 93.5% of its outstanding common stock to Outback Capital, Inc., Camisado Ventures, Ltd., New York New York, Ltd. and Jenson Services, Inc., for expenses of approximately $20,000, paid in connection with the termination of previous oil and gas operation.

On December 31, 2002, James Doolin, President and Director, Luke Bradley, Vice President and Director and Shane Thueson, Secretary and Director accepted the appointment of Sarah Jenson as President and Director, Victoria Jenson as Vice President and Director and Lisa Howells as Secretary/Treasurer and Director, and in seriatum, resigned from their respective positions with the Company.

On or about June 22, 2004, control of the Company was obtained by Duane S. Jenson and Jenson Services, a Utah corporation owned by Duane S. Jenson, through the acquisition of 1,404,000 shares resulting in a total of 1,634,640 shares or 69.3% of our outstanding common which stock beneficially owned by Mr. Jenson. These shares were acquired from existing shareholders and had nominal value as a result of our lack of trading market and no operations and assets at the time of original issuance and are subject to a Registration Agreement restricting the resale of these securities. See the caption, “Security Ownership of Certain Beneficial Owners and Management,” Part III, Item 11.

On or about January 18, 2006, the Company received notification that the NASD had approved the Form 211 application for addition to the OTC Bulletin Board under the ticker symbol “KNTX”, effective January 19, 2006. See Part III, Item 13: Exhibits and Reports on Form 8-K.

On December 19, 2006, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing that the Company executed a Letter of Intent to acquire Northern Oil and Gas, Inc., a Nevada corporation, and issued a Press Release in that respect on December 19, 2006. See Part III, Item 13: Exhibits and Reports on Form 8-K. The closing is subject to the execution and delivery of a definitive agreement and various other conditions. No assurance can be given that this acquisition will be completed. The information contained herein does not assume that this acquisition will be completed. The Company will file a Current Report on form 8-K12G3 subsequent to any such event. See the caption herein titled, “Effect of Existing or Probable Governmental Regulations on Business.”

The Company is filing this Annual Report reflecting the Employer Identification Number that has been utilized for tax reporting purposes and will no longer reflect the supplemental number obtained at reactivation, as shown on previous reports that have been filed with the Securities and Exchange Commission.

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

Our Company May Be Deemed to Be a “Blank Check” Company Until We Adopt a Business Plan

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

Discretionary Use of Proceeds; “Blank Check” Company

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

Our Company Will Seek Out Business Opportunities

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

Uncertain Structure of Acquisition

On December 19, 2006, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing that the Company executed a Letter of Intent to acquire Northern Oil and Gas, Inc., a Nevada corporation, and issued a Press Release in that respect on December 19, 2006. See Part III, Item 13: Exhibits and Reports on Form 8-K. The closing is subject to the execution and delivery of a definitive agreement and various other conditions. No assurance can be given that this acquisition will be completed. The information contained herein does not assume that this acquisition will be completed. The Company will file a Current Report on form 8-K12G3 subsequent to any such event.

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

Auditor’s ‘Going Concern’ Opinion

The Independent Auditor’s Report issued in connection with the audited financial statements of our Company for the calendar years ended December 31, 2006, 2005, 2004, 2003 and 2002, expresses “substantial doubt about its ability to continue as a going concern,” due to our Company’s status as a start up and our lack of profitable operations. See Part II, Item 7, of this Annual Report.

Losses Associated With Startup

Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on “Blank Check” Companies

Federal Restrictions

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

The Wulff Letter, as discussed below under Part II, Item 5, under the heading “Restrictions on Sales of Certain Restricted Securities,” can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter. The shares of common stock in our Company held by Messrs. Thomas Howells, Travis Jenson, Duane S. Jenson and Jenson Services are subject to resale under a Registration Agreement that is discussed below under this heading.

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

State Restrictions

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

Management to Devote Insignificant Time to Activities of Our Company

Members of our Company’s management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that our Company has no business operations, the members of management currently devote one hour a week to the activities of our Company, until such time as our Company has identified a suitable acquisition target.

No Established Market for Common Stock; No Market for Shares

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

There has been no “established public market” for the Company’s common stock. On January 19, 2006, our Company obtained a trading symbol “KNTX” on the OTC Bulletin Board of the NASD. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the “pink sheets” or the OTC Bulletin Board of the NASD.

Principal Products or Services and their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

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

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts, including Duration

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

Research and Development Costs During the Last Two Fiscal Years

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

Number of Total Employees and Number of Full Time Employees

None; not applicable.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their internet site www.sec.gov.

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

During the year ended December 31, 2006, no matter was submitted to a vote of the Company’s securities holders, whether through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The Company’s common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) on January 19, 2006 under the symbol “KNTX”. There is currently no established “public market” for shares of common stock of the Company. Management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained.

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

The bid and offer price for the shares of common stock of our Company for the quarterly periods from January 19, 2006 through December 31, 2006 are as follows:

	Closing Bid		Closing Ask
2006	High	Low	High	Low
January 18 – March 31	NONE	NONE	NONE	NONE
April 3 – June 30	NONE	NONE	NONE	NONE
July 3 – September 29.20		.20	NONE	NONE
October 2 – December 29.20		.20	NONE	NONE

These prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

The number of record holders of the Company’s common stock as of the date of this Annual Report is approximately 384, not including an indeterminate number who may hold shares in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

Our Company does not have any Equity Compensation Plans.

Recent Sales of Unregistered Securities

We have had no recent sales of restricted securities.

Sales of Restricted Securities

There have been no sales of the Company’s unregistered securities in the past five years or since November 1999, other than the shares issued to DTC on October 11, 2006, in the amount of 3,478 shares, in reconciliation of rounding on the 1999 reverse split.

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

The securities of the Company that are owned by Duane S. Jenson, Jenson Services, Travis T. Jenson, and Thomas J. Howells, collectively amounting to 2,180,640 shares or approximately 92% of our outstanding voting securities, these persons have agreed not to publicly resell these securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a “no action” letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2006, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

On December 19, 2006, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing that the Company executed a Letter of Intent to acquire Northern Oil and Gas, Inc., a Nevada corporation, and issued a Press Release in that respect on December 19, 2006. See Part III, Item 13: Exhibits and Reports on Form 8-K. The closing is subject to the execution and delivery of a definitive agreement and various other conditions. No assurance can be given that this acquisition will be completed. The information contained herein does not assume that this acquisition will be completed. The Company will file a Current Report on Form 8-K12G3 subsequent to any such event.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At December 31, 2006, the Company had no assets. See the Index to Financial Statements, Item 7 of this Report.

During the period ended December 31, 2006, the Company had a net loss of $7,756, resulting from operations, of which approximately $1,095 is directly attributed to legal expenses arising out of the proposed Northern Oil and Gas transaction and has subsequently been satisfied by funds paid by Northern Oil and Gas as a condition of the Letter of Intent. During this same period ending December 31, 2005, we had a net income of $12,733, as a direct result of forgiveness of debt related to the VidRev transaction that was terminated. Except as described above, we have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements for the year ended December 31, 2006.

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

Liquidity

The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. During calendar 2006, expenses were paid by a principal stockholder in the amount of $6,676; and during calendar 2005, additional expenses by a principal stockholder totaled $12,252. The aggregate amount of $37,472 outstanding as of December 31, 2006, is unsecured and is due on demand.

Item 7. Financial Statements

KENTEX PETROLEUM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2006

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	18
Balance Sheet	19
Statements of Operations	20
Statement of Stockholders’ Deficit	21
Statements of Cash Flows	22
Notes to Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Kentex Petroleum, Inc.[a development stage company]

We have audited the accompanying balance sheet of Kentex Petroleum, Inc. [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005 and for the period from Reactivation [May 8, 1999] through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentex Petroleum, Inc. [a development stage company] as of December 31, 2006, and the results of its operations and cash flows for the periods ended December 31, 2006 and 2005 and for the period from Reactivation [May 8, 1999] through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

Mantyla McReynolds, LLC

Salt Lake City, Utah

January 31, 2007

KENTEX PETROLEUM, INC.

(A Development Stage Company)

BALANCE SHEET

December 31, 2006

December 31, 2006

ASSETS

Assets	—

Total Assets	—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$1,095
Loans from stockholders	37,472
Total Current Liabilities	38,567
Total Liabilities	38,567

Stockholders' Deficit:
Common Stock 100,000,000 shares authorized having a
par value of $.001 per share; 2,361,675 shares issued
and outstanding - Note 4	2,362
Additional Paid-in Capital	2,073,798
Accumulated Deficit	(2,041,500)
Deficit accumulated during development stage	(73,227)
Total Stockholders' Deficit	(38,567)
Total Liabilities and Stockholders' Deficit	$—

See accompanying notes to financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006 and 2005 and

for the Period from Reactivation (May 8, 1999) through December 31, 2006

				From the
				Beginning of
.				Reactivation on
	For the Years Ended			May 8, 1999
	December 31,			through
	2006	2005		December 31, 2006

Revenues	$—		$—	$—
General and Administrative	7,756		12,267	98,227
Operating Income (Loss)	(7,756)		(12,267)	(98,227)
Other Income	—		25,000	25,000
Net (Loss) Before Income Taxes	(7,756)		12,733	(73,227)
Current Year Provision for Income Taxes	—		—	—
Net Income (Loss)	$(7,756)		$12,733	$(73,227)
Income/(Loss) Per Common Share – Basic and Diluted	$(0.01)	$	nil	$(0.03)
Weighted Average Shares Outstanding	2,361,675		2,361,675	2,230,847

See accompanying notes to financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Period from Reactivation (May 8, 1999) through December 31, 2006

					Deficit
					Accumulated
			Additional		in	Not
	Common	Common	Paid-In	Accumulated	Development	Stockholders'
	Shares	Stock	Capital	Deficit	Stage	Deficit
Balance, May 8, 1999, (Reactivation Date)	10,423,368	$10,423	$2,031,077	$(2,041,500)	$—	$—
Issued Stock to shareholder for debt,
September 28, 1999	1,410,000	1,410		—	—	1,410
Issued Stock to Directors for services,
September 30, 1999	13,500,000	13,500				13,500
Reverse split, 1 for 250 shares,
October 5, 1999	(25,232,035)	(25,232)	25,232			—
Issued post split shares for expenses,
October 5, 1999	1,950,000	1,950	17,550			19,500
Issued post-split shares for expenses,
November 15, 1999	250,000	250				250
Net loss for the Year Ended
December 31, 1999					(34,660)	(34,660)
Balance, December 31, 1999	2,301,333	2,301	2,073,859	(2,041,500)	(34,660)	—
Issued Shares attributable to rounding
in 1999 reverse split	56,664	57	(57)			—
Net loss for the Year Ended
December 31, 2000					(4,878)	(4,878)
Balance, December 31, 2000	2,357,997	2,358	2,073,802	(2,041,500)	(39,538)	(4,878)
Net loss for the Year Ended
December 31, 2001					(2,698)	(2,698)
Balance, December 31, 2001	2,357,997	2,358	2,073,802	(2,041,500)	(42,236)	(7,576)
Net loss for the Year Ended
December 31, 2002					(3,012)	(3,012)
Balance, December 31, 2002	2,357,997	2,358	2,073,802	(2,041,500)	(45,248)	(10,588)
Net loss for the Year Ended
December 31, 2003					(2,872)	(2,872)
Balance, December 31, 2003	2,357,997	2,358	2,073,802	(2,041,500)	(48,120)	(13,460)
Net loss for the Year Ended
December 31, 2004					(30,084)	(30,084)
Balance, December 31, 2004	2,357,997	2,358	2,073,802	(2,041,500)	(78,204)	(43,544)
Issued Shares, December 31, 2005	200	—	—
Net income for the Year Ended
December 31, 2005					12,733	12,733
Balance, December 31, 2005	2,358,197	2,358	2,073,802	(2,041,500)	(65,471)	(30,811)
Issued Shares for reconciliation, October 11, 2006	3,478	4	(4)
Net loss for the Year Ended
December 31, 2006					(7,756)	(7,756)
Balance, December 31, 2006	2,361,675	$2,362	$2,073,798	$2,041,500	$(73,227)	$(38,567)

See accompanying notes to financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006 and 2005 and

for the Period from Reactivation (May 8, 1999) through December 31, 2006

			From the
			Beginning of
			Reactivation on
	For the Years Ended		May 8, 1999
	December 31,		through
	2006	2005	December 31, 2006

Cash Flows Provided By/(Used In) Operating Activities
Net Income (Loss)	$(7,756)	$12,733	$(73,227)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Forgiveness of Debt		(25,000)	(25,000)
Increase in accounts payable	1,080	15	26,095
Increase/(Decrease) in Shareholder Loan	6,676	12,252	37,472
Shares issued for services	—	—	34,660
Net Cash Provided By/(Used In) Operating Activities	—	—	—

Net Increase/(Decrease) In Cash	—	—	—

Beginning Cash	—	—	—

Ending Cash	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	$—	$—	$—

See accompanying notes to financial statements.

KENTEX PETROLEUM, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

(d) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2006.

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

(f) Impact of New Accounting Standards

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFA 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company as of October 1, 2006. The Company does not anticipate the adoption of SFAS 155 will have any impact on its financial statements.

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets," an amendment of SFAS 140. This clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequent accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early. The Company does not anticipate the adoption of SFAS 156 will have a material impact of its financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC") issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its financial statements.

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

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated losses since Reactivation through December 31, 2006 amounting to $73,227, has no assets, and has a net working capital deficiency at December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 INCOME TAXES

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2026. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

The valuation allowance for deferred tax assets increased by $1,939 from $11,368 as of December 31, 2006. Deferred tax assets recognized for deductible temporary difference and loss carry forwards total $0, net of a valuation allowance of $13,307, as detailed below.

Deferred Tax Asset	Deductible Amount	Rate	Tax
Net Operating Loss Carryforward
Federal	73,227	18%	13,307
Valuation Allowance			(13,307)
Deferred Tax Asset			0

The company has the following carryforwards available at December 31, 2006:

Operating Losses

Amount	Expires
34,660	2019
4,878	2020
2,698	2021
3,012	2022
2,872	2023
5,084	2024
12,267	2025
7,756	2026
73,227	Total

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

	Years ended December 31,
	2006	2005
Federal Statutory Income Tax Rate	18%	18%
Valuation Allowance	(18%)	(18%)
Effective income tax rate	0%	0%

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

NOTE 5 RELATED PARTY TRANSACTIONS

A shareholder has paid general and administrative expenses on behalf of the Company, through December 31, 2006, of $37,472. The Company has recorded a liability for this amount which is payable on demand and is non-interest bearing.

NOTE 6 COMMITMENT

On December 19, 2006, the Company executed a Letter of Intent to acquire Northern Oil and Gas, Inc., a Nevada corporation ("Northern"), and issued a Press Release in that respect on December 19, 2006. In connection with this acquisition, Northern Oil and Gas, Inc. has deposited $25,000 in a trust account with the Company’s attorney. This deposit is in place to cover any attorney or other legal fees that arise because of the acquisition. The deposit is fully refundable if the acquisition is not completed. The Company holds no rights to the deposit and therefore has not recorded it in the financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; not applicable.

Item 8(a)T. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 8(b). Other Information

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

		Date of Election	Date of Termination
Name	Positions Held	or Designation	or Resignation
Sarah E. Jenson	President &	12/31/02	*
Director
Victoria Jenson	Vice President &	12/31/02	*
Director
Lisa Howells	Secretary, Treasurer &	12/31/02	*
Director

* These persons presently serve in the capacities indicated.

Business Experience

Sarah E. Jenson, President and a director is 35 years of age. Mrs. Jenson graduated from the University of Utah, in Salt Lake City with a Bachelors of Science degree in 1995. Mrs. Jenson has been working as a Personal Trainer for the past 9 years.

Victoria Jenson, Vice President and director is 39 years of age. Until two year ago, Mrs. Jenson was an owner/operator of a model and talent services for Salt Lake City area events and corporations.

Lisa Howells, Secretary and director is 44 years of age. Mrs. Howells holds a B.S. degree in Marketing from the University of Phoenix. Until 6 years ago, she served as the Executive Assistant to the CEO of a large public refrigerated truck transport company in Salt Lake City, Utah. She also served in the finance department with the same company.

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

Compliance with Section 16(a) of the Exchange Act

Each of the Company’s directors and control persons has filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission, and each of the Company’s directors has subsequently filed a Form 4. There have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 4.

Code of Ethics

The Company has not adopted a Code of Ethics for our executive officers as of the date of this Report. We expect that upon the successful acquisition of operation we anticipate that the new management will adopt a code of ethics appropriate to the new endeavor.

Corporate Governance

Director Independence

The Company does not have any directors that are independent. All of the directors also serve as officers.

Board Meetings and Committees; Annual Meeting Attendance

The Board of Directors held one special meeting with 100% attendance and no annual meeting during the year ended December 31, 2006.

Nominating Committee

There are no established committees because there are currently no material operations.

Audit Committee

There are no established committees because there are currently no material operations.

Audit Committee Financial Expert

The Company does not currently have a financial expert serving on an audit committee as one does not currently exist because there are currently no material operations.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	All Other Compen-sations ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Sarah E. Jenson	12/31/06	0	0	0	0	0	0	0	0
President,	12/31/05	0	0	0	0	0	0	0	0
Director	12/31/04	0	0	0	0	0	0	0	0

Victoria Jenson	12/31/06	0	0	0	0	0	0	0	0
Vice President	12/31/05	0	0	0	0	0	0	0	0
Director	12/31/04	0	0	0	0	0	0	0	0

Lisa Howells	12/31/06	0	0	0	0	0	0	0	0
Secretary/Treasurer	12/31/05	0	0	0	0	0	0	0	0
Director	12/31/04	0	0	0	0	0	0	0	0

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company’s management during the year ended December 31, 2006. Furthermore, no member of our Company’s management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Outstanding Equity Awards

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director. No additional amounts are payable to the Company’s directors for committee participation or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of the Company’s common stock as of December 31, 2006 and to the date hereof:

Ownership of Principal Shareholders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Duane S. Jenson*	1,634,640	69.2
	156 E. Park Way
	Midway, UT 84049
Common	Travis T. Jenson	364,000	15.4
	9103 Jeremy Ranch Road
	Park City, UT 84098
Common	Thomas J. Howells	182,000	7.7
	9706 South Ruskin Circle
	Sandy, UT 84092

* Includes shares held by Jenson Services of which Duane S. Jenson is the CEO of Jenson Services, Inc., and may be deemed the beneficial owner of Jenson Services, Inc. shares

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2006 and to the date hereof:

Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Sarah Jenson*	364,000	15.4
	9103 Jeremy Ranch Road
	Park City, UT 84098
Common	Victoria Jenson	0	0
	89 Lone Hollow Drive
	Sandy, UT 84092
Common	Lisa Howells**	182,000	7.7
	9706 South Ruskin Circle
	Sandy, UT 84092

* Shares are owned by Travis Jenson, Sarah’s husband and she may be deemed a beneficial owner of such shares.

**Shares are owned by Thomas Howells, Lisa’s husband and she may be deemed a beneficial owner of such shares.

Changes in Control

On December 19, 2006, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing that the Company executed a Letter of Intent to acquire Northern Oil and Gas, Inc., a Nevada corporation, and issued a Press Release in that respect on December 19, 2006. See Part III, Item 13: Exhibits and Reports on Form 8-K. The closing would result in a change in control however such closing is subject to the execution and delivery of a definitive agreement and various other conditions. No assurance can be given that this acquisition will be completed. The information contained herein does not assume that this acquisition will be completed. The Company will file a Current Report on Form 8-K12G3 subsequent to any such event.

There are no additional present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Parents of the Issuer

There are no parents of the Issuer.

Transactions with Promoters and Control Persons

There were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits

Exhibits

Form 8-K as filed on January 19, 2006 disclosing under Item 8.01 the announcement of obtaining a trading symbol “KNTX” on the OTC Bulletin Board of the NASD. Incorporated herein by reference.

Form 8-K as filed on December 19, 2006, disclosing under Item 7.01 the execution of the Letter of Intent to acquire Northern Oil and Gas, Inc. Incorporated herein by reference.

3.1 Articles of Incorporation*

3.1(i) Certificate of Amendment of the Articles of Incorporation*

3.1(ii) Certificate of Amendment of the Articles of Incorporation*

3.2 Bylaws*

*See the Company’s 10-SB Registration Statement filed with the Securities and Exchange Commission on July 6, 2000, and are incorporated herein by reference.

EX 31.1 Certification of Sarah Jenson, the Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Lisa Howells, the Company’s Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32 Certification of Sarah Jenson and Lisa Howells pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2006 and 2005:

Fee Category	2006	2005
Audit Fees	$5,367	$3,874
Audit-related Fees	$0	$3,356
Tax Fees	$370	$317
All Other Fees	$0	$0
Total Fees	$5,737	$7,547

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-KSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTEX PETROLEUM, INC.

Date:	02/13/07	By:	/s/Sarah E. Jenson
Sarah E. Jenson, President and Director

In accordance with the Securities Exchange Act this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

KENTEX PETROLEUM, INC.

Date:	02/13/07	By:	/s/Sarah E. Jenson
Sarah E. Jenson, President and Director

Date:	02/13/07	By:	/s/Lisa Howells
Lisa Howells, Secretary, Treasurer and Director