Form 10QSB
period 2007-03-31
NORTHERN OIL & GAS, INC.
filed 2007-05-14
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File No. 000-30955

NORTHERN OIL AND GAS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0645378
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

130 Lake Street West
Wayzata, Minnesota 55391
(Address of Principal Executive Offices)

(952) 476-9800
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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: April 1, 2007 - 22,664,123 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

NORTHERN OIL AND GAS, INC.
FORM 10-QSB

March 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN OIL AND GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$924,148	$61,935
Restricted Cash	-	788,000
Prepaid Expenses	62,528	1,000
Total Current Assets	986,676	850,935

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties - Unproved, Using Full Cost Accounting:
Leasehold Interest - Montana	1,245,000	-
Leasehold Interest - North Dakota	556,493	-
Total Oil and Natural Gas Properties - Unproved	1,801,493	-
Office Equipment and Furniture, Net	8,412	-
Total Property and Equipment, Net	1,809,905	-

OTHER ASSETS
Deposit - MSP Leasehold	-	165,000
Deposit - Southfork Leasehold	-	65,000
Deposit - KNTX Shell	-	25,000
Total Other Assets	-	255,000

Total Assets	$2,796,581	$1,105,935

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$33,339	$-
Investor Subscriptions Net of Issuance Costs	-	778,067
Convertible Notes Payable	-	365,000
Total Current Liabilities	33,339	1,143,067

LONG-TERM LIABILITIES	-	-

Total Liabilities	33,339	1,143,067

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, Par Value $.0001; 100,000 Authorized, 0 Outstanding	-	-
Common Stock, Par Value $.001; 100,000,000 Authorized, 22,664,123 Outstanding (2006 - Par Value $.0001; 18,000,000 Shares Outstanding)	22,664	1,800
Additional Paid-in Capital	3,104,271	38,575
Subscriptions Receivable	-	(1,400)
Deficit Accumulated during Development Stage	(363,693)	(76,107)
Total Stockholders’ Equity (Deficit)	2,763,242	(37,132)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,796,581	$1,105,935

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND
FOR THE PERIOD FROM INCEPTION (OCTOBER 5, 2006) THROUGH MARCH 31, 2007
(UNAUDITED)

		From
		Inception on
		October 5,
	Three Months	2006
	Ended	Through
	March 31,	March 31,
	2007	2007

REVENUES	$-	$-

EXPENSES
Share - Based Compensation Expense	216,986	255,561
General and Administrative Expense	80,733	118,532
Total Expenses	297,719	374,093

LOSS FROM OPERATIONS	(297,719)	(374,093)

OTHER INCOME	10,133	10,400

LOSS BEFORE INCOME TAXES	(287,586)	(363,693)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(287,586)	$(363,693)

Net Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	20,196,836	19,110,760

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND
FOR THE PERIOD FROM INCEPTION (OCTOBER 5, 2006) THROUGH MARCH 31, 2007
(UNAUDITED)

		From
		Inception on
		October 5,
	Three Months	2006
	Ended	Through
	March 31,	March 31,
	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(287,586)	$(363,693)
Adjustments to Reconcile Net Loss to Net Cash Used for Operating Activities:
Depreciation	260	260
Share – Based Compensation Expense	216,986	255,561
Increase in Prepaid Expenses	(61,528)	(62,528)
Increase in Accounts Payable	33,339	33,339
Net Cash Used For Operating Activities	(98,529)	(137,061)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Office Equipment and Furniture	(8,672)	(8,672)
Acquisition of Leasehold Interests in Oil and Gas Properties	(841,481)	(1,096,481)
Net Cash Used For Investing Activities	(850,153)	(1,105,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Convertible Notes Payable (Related Party)	(165,000)	-
Proceeds from the Issuance of Common Stock – Net of Issuance Costs	1,187,895	2,166,362
Net Cash Provided by Financing Activities	1,022,895	2,166,362

NET INCREASE IN CASH AND CASH EQUIVALENTS	74,213	924,148

CASH AND CASH EQUIVALENTS – BEGINNING	849,935	-

CASH AND CASH EQUIVALENTS – ENDING	$924,148	$924,148

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through issuance of common stock	$705,012	$705,012

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1	ORGANIZATION AND NATURE OF BUSINESS

Effective March 20, 2007, immediately following the merger described below, Kentex Petroleum, Inc. (“Kentex”) completed a so-called short-form merger with its wholly owned subsidiary Northern Oil and Gas, Inc. in which Northern Oil and Gas, Inc. merged into Kentex, and Kentex was the surviving entity. As part of this short-form merger, Kentex changed its name to Northern Oil and Gas, Inc. (“the Company”).

Management has determined that the Company should focus on projects in the oil and gas industry primarily based in the Rocky Mountain Region of the U.S., specifically the Williston Basin. This is based upon a belief that this industry is an economically viable and fast growing sector in which to conduct business operations. The Company has targeted specific prospects and intends to engage in the drilling for oil and gas. The Company is currently a development stage company.

The Company has two employees at this time, CEO Michael Reger and CFO Ryan Gilbertson. Michael Reger has a great deal of experience in the oil and gas industry. The Company will seek to retain independent contractors to assist in operating and managing the prospects as well as to carry out the principal and necessary functions incidental to the oil and gas business. With the intended acquisition of oil and natural gas, the Company intends to establish itself with an industry partner or partners. Once the Company can establish a revenue base with cash flow, it will seek opportunities more aggressive in nature.

On March 20, 2007, Kentex Petroleum, Inc. (“Kentex”) acquired Northern Oil and Gas, Inc. (“NOG”) through the merger of a wholly owned subsidiary with and into NOG. As a result of the merger, NOG became a wholly-owned subsidiary of Kentex. The merger has been accounted for as a reverse acquisition using the purchase method of accounting. Although the merger was structured such that NOG became a wholly-owned subsidiary of Kentex, NOG has been treated as the acquiring company for accounting purposes under Statement of Financial Accounting Standards No. 141, Business Combinations: due to the following factors: (1) NOG’s stockholders received the larger share of the voting rights in the merger; (2) NOG received the majority of the members of the board of directors; and (3) NOG’s senior management prior to the merger dominated the senior management of the combined company.

Prior to the Merger, Kentex was a “shell company,” meaning that it had no material assets or operations other than to acquire another business or company; and NOG was and is a recently formed developmental stage company that has just commenced operations. Privately-held companies desiring to “go public” in a manner other than an Initial Public Offering (“IPO”) often seek a reorganization or merger with a thinly capitalized publicly-held company. This process avoids the high cost of the registration of securities for public sale, including attendant legal and accounting expenses, and the usually lengthy process involved in the registration of securities.

As an independent oil and gas producer, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices of natural gas and oil. Historically, the energy markets have been very volatile and it is likely that oil and gas prices will continue to be subject to wide fluctuations in the future. A substantial or extended decline in natural gas and oil prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and access to capital, and on the quantities of natural gas and oil reserves that can be economically produced.

NOTE 2	BASIS OF PRESENTATION

The financial information included herein is unaudited, except the balance sheet as of December 31, 2006, which has been derived from our audited financial statements as of December 31, 2006. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2006.

As a result of the reverse acquisition discussed in Note 1, the historical financial statements presented for periods prior to the acquisition date are the financial statements of NOG. The operations of Kentex have been included in the financial statements from the date of acquisition. The common stock per share information in the condensed financial statements for the three months ended March 31, 2007 and for the period from inception (October 5, 2006) through March 31, 2007 and related notes have been retroactively adjusted to give effect to the reverse merger on March 20, 2007.

NOTE 3	SIGNIFICANT ACCOUNTING PRACTICES

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

As of March 31, 2007 the company has no production or reserves, therefore we have minimal accounting practices at this time. In the future, as operations occur, we will publish our accounting practices as such. To this point we have essentially been a “checkbook” company with no operations and no material revenues.

Net Income (Loss) Per Common Share

Net Income (loss) per common share is based on the Net Income (loss) less preferred dividends divided by weighted average number of common shares outstanding.

Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the period ended March 31, 2007 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

As of the period ended March 31, 2007 there were no potentially dilutive shares.

NOTE 4	ACQUISITION OF OIL AND GAS PROPERTIES

NOG acquired from Montana Oil Properties, Inc. (MOP) certain oil leases in Sheridan County Montana for a total purchase price of $825,000 and 400,000 shares of NOG restricted common stock for 21,354 +/- net acres. MOP retained an overriding Royalty Interest equal to 7.5%. The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both are uncles of our CEO, Michael Reger.

On February 12, 2007, South Fork Exploration, LLC (SFE), a Montana Limited Liability Company assigned an 80% net revenue interest in leases for 3,016 +/- net acres in Mountrail County, North Dakota to Northern Oil and Gas, Inc. NOG paid $271,481 in cash and issued 271,440 shares of restricted common stock. Additionally NOG has the right to purchase up to a total of 5,000 acres for the same consideration per acre up to August, 1, 2007. At this point The Company anticipates closing on or near the full acreage amount. SFE’s president is J. R. Reger, brother of NOG CEO Michael Reger. J. R. Reger is also a shareholder in NOG.

NOTE 5	PREFERRED AND COMMON STOCK

There are currently no shares of Preferred stock outstanding. There have been 100,000 shares authorized, and there are no rights and privileges currently defined for preferred stock.

On October 5th, 2006 the Company issued for cash and subscriptions receivable, 18,000,000 shares of par value common stock.

At December 31st, 2006, a total of 18,000,000 common shares were issued and outstanding.

In October 2006, the Company began a private placement offering of a maximum of 4,000,000 shares for sale for $1.05 (the “Offering”). A minimum of 2,000,000 shares was needed to close on the Offering. As of December 31, 2006, the Company had sold 750,476 shares for total consideration of $788,000. These funds were kept in a separate escrow account and were released upon the attainment of the minimum in the offering of 2,000,000 shares. Therefore these funds are recorded as a liability on the Balance Sheet as of 12-31-06 but have subsequently moved to stockholders’ equity. The Offering was a private placement made under Rule 506 promulgated under the Securities Act of 1933, as amended. The securities offered and sold (or deemed to be offered and sold, in the case of underlying shares of common stock) in the Offering have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure about the private placement contained in this report does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as required under applicable law and related reporting requirements, and as permitted under Rule 135c under the Securities Act.

On February 1, 2007, the Offering closed with $2,626,650.60 being raised and 2,501,573 common shares being issued.

NOTE 6	RELATED PARTY TRANSACTIONS

NOG has purchased a leasehold interest from South Fork Exploration LLC (SFE). SFE’s president is J.R. Reger, the brother of Michael Reger, CEO of NOG. J.R. Reger is also a shareholder in NOG. See Note 4.

NOG purchased a leasehold interest from Montana Oil Properties, Inc. (MOP). MOP is controlled by Mr. Tom Ryan and Mr. Steven Reger, both are uncles of the Company’s CEO, Michael Reger. See Note 4.

NOTE 7	STOCK OPTIONS/STOCK BASED COMPENSATION

The Company’s board of directors approved a stock option plan in October 2006 (“2006 Stock Option Plan”) to provide incentives to employees, directors, officers and consultants and under which 2,000,000 shares of common stock have been reserved for issuance. The options can be either incentive stock options or non-statutory stock options and are valued at the fair market value of the stock on the date of grant. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of non-statutory options may not be less than 100% of the fair market value of the stock on the date of grant. As of March 31, 2007, 1,100,000 options were granted at a price of $1.05 per share. 500,000 options were granted to each Michael Reger and Ryan Gilbertson, and 100,000 options were granted to Douglas Polinsky. As stated above, these options have an exercise price of $1.05 per share. These options will vest at a rate of 50% on June 15, 2007 and 50% on December 15, 2007.

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment. This statement requires us to record an expense associated with the fair value of stock-based compensation. We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate. We have used a basket of comparable companies to determine the volatility input. We believe this fairly represents the volatility we may trade on were we a public company at the time of issuance. The total fair value of the options will be recognized as compensation over the 1 year vesting period. For expense purposes these options have been valued using the Black-Scholes formula with the following inputs; Interest Rate of 4.75%, Volatility 64%, Time 10 Years, Stock Price $1.05. The volatility number was selected by creating a basket of 4 companies we believe accurately represent our market position upon becoming publicly traded. The Company received no cash consideration for these option grants, their vesting is contingent upon the Grantee’s continued employment with the company.

Currently Outstanding Options

•	1,100,000 with an Exercise price of $1.05 and a term of 10 years

•	No options were exercised or forfeited during the period from inception to 3-31-07

•	No options are exercisable as of 3-31-07

•	The company recorded compensation expense related to these options of $38,575 for the period from inception through December 31, 2006 and $216,986 for the three months ended March 31, 2007.

•	The remaining cost of the options will be recognized in 2007 as a compensation expense of $624,439

NOTE 8	GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a history of net losses that are likely to continue in the future. As of March 31, 207, the Company had positive working capital of $953,337.

Management believes that the cash position is sufficient to sustain current operations through 2007. They plan to mitigate capital expenditures through the use of farm-out agreements utilizing various partners’ drilling capital to develop the properties in exchange for working interest. It should also be noted that the Company pays no salaries at this time. However should the Company decide to enter into agreements to develop properties with its own capital, it would need to raise additional funds. There can be no assurances such funds would be available and in the event they were not the Company may be unable to continue to operate. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Except as discussed below, a discussion of our past financial results is not pertinent to the business plan of the Company on a going forward basis, due to the change in our business which occurred upon consummation of the merger on March 20, 2007.

Overview and Outlook

We are an oil and gas exploration and production company. Our properties are located in Montana and North Dakota. Our corporate strategy is to build value in the Company through the development and acquisition of natural gas and oil assets that exhibit consistent, predictable, and long-lived production.

We initially secured the rights to mineral leases on approximately 37,000 gross acres, 26,000 net acres.

Our goal is to consolidate numerous oil and natural gas producing properties within this region and enhance their value by, for example, applying new technology for drilling for and/or producing oil and natural gas more efficiently or securing additional capital to facilitate the operations. The steps we need to take to implement our strategy include:

•	Raise the necessary capital required to acquire, explore for and produce oil, conventional natural gas and unconventional natural gas;

•	Assemble a group of talented and experienced employees, partners and consultants to execute the strategic objectives;

•
Create value by executing an ‘asset roll up’ business plan, subsequently optimizing the value of each newly acquired property. Executing this phase of the strategy should in turn provide asset value for the acquisition and enhancement of additional properties, and create synergies among these assets, further improving their value.

•	Identify and utilize industry partners to mitigate risk and leverage resources and acreage through joint ventures, farmout agreements and strategic pooling of acreage.

Results of Operations for the period ended December 31, 2006 and the quarter ended March 31, 2007.

The Company is in the early stage of developing its properties in Montana and North Dakota and currently has no production or revenues from these properties. Its operations to date have been limited to technical evaluation of the properties and the design of development plans to exploit the oil and gas resources on those properties as well as seeking financing opportunities to acquire additional oil and gas properties.

Oil and Gas revenues for the period ended December 31, 2006, and the quarter ended March 31, 2007, was $0. We will not have any significant production revenue unless and until we are able to establish commercial production in connection with new drilling activities planned for 2007 or in connection with other acquisition activities.

Our expenses to date have consisted principally of general and administrative costs. We expect these costs to increase moderately as we proceed with our development plans. In the future we expect to incur increased geologic, geophysical, and engineering costs. Total expenses for the period ended December 31, 2006 were $76,373.93, and for the quarter ended March 31, 2007 were $297,719. We had a net loss of $76,106.85 for the period ended December 31, 2006, and a net loss of $287,586 for the quarter ended March 31, 2007.

Operation Plan

During the next twelve months we plan to seek financing opportunities to commence a growth plan that will include the acquisition of additional oil and gas properties as well as begin a larger scale development project on the existing acreage.

The Company has several other projects that are in various stages of discussions and is continually evaluating oil and gas opportunities in the Continental U.S.

To accelerate the development program we plan to take on Joint Venture (JV) or Working Interest (WI) partners that will contribute to the capital costs of drilling and completion and then share in revenues derived from production. This economic strategy may allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations.

Because of our limited operating history we have yet to generate any revenues from the sale of oil or natural gas. Our activities have been limited to the negotiation of WI agreements, mineral lease acquisition and preliminary analysis of reserves and production capabilities. Consequently, we have incurred the expenses of start-up.

Our future financial results will depend primarily on: (i) the ability to continue to source and screen potential projects; (ii) the ability to discover commercial quantities of natural gas and oil; (iii) the market price for oil and gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding to increase our currently limited capital resources.

2007 Drilling Projects

The Company has currently planned 6 wells for calendar year 2007

Teigan Trust (Kodiak Oil and Gas)

The Teigan Trust well is currently being drilled. The well is being drilled in partnership with Kodiak Oil and Gas Inc. (AMEX:KOG). We are participating on a head-up basis with Kodiak pursuant to our net interest in the spacing unit created for the well. This well is a step out from the currently producing Larsh well drilled by Kodiak in 2006. We control the entire spacing unit directly to the east of the Teigan well, setting up further offset drilling possibilities if the Teigan proves successful.

Rincon Exploration

On April 20, 2007 we announced a farm out agreement with Rincon Exploration whereby we will contribute acreage to a spacing unit to be created for a Red River Formation test well. Rincon and other partners will bear our share of the costs to the casing point of the well. We will retain an undivided interest of 25% in our share of the spacing unit. This well is expected to be drilled in June 2007. 3-D seismic driven Red River exploration has been very successful in the area to date. The location of the well will be T34N-R57E, Section 1: SE/4.

Brigham Exploration (NASD: BEXP) Joint Venture

On April 23, 2007 Brigham Exploration announced a Williston Basin Joint Venture with us under which Brigham will bear a portion of our costs on a series of wells and begin a continuous drilling program in 2008. Under the terms of the agreement Brigham expects to drill 4 wells in 2007. Two of these wells will be on our acreage position in Mountrail County ND targeting the Bakken Shale. The approximately 12,000 gross acres included in the Joint Venture are spread between 19 sections in close proximity to the high producing EOG Resources (NYSE:EOG) wells in the Parshall field. Based on current data obtained from the North Dakota Industrial Commission, Department of Mineral Resources, EOG has drilled six Bakken wells in the area with three additional wells currently drilling and another 12 wells permitted to be drilled. The average initial production rate of these wells is 1,049 barrels of oil and 278 Mcf of gas. Drilling under the Brigham Joint Venture is expected to commence in the early third quarter with at least 2 wells drilled in 2007 targeting the Bakken in Mountrail County. On 640 spacing, there are 19 gross wells that could be drilled by Brigham and Northern to fully develop the Joint Venture acreage.

In Sheridan County, Brigham has announced that they expect to drill at least 2 wells under the JV with the first commencing in the early third quarter. We will be carried on the first 2 wells with Brigham covering 90% of the cost and the Company earning up to a 37% working interest for our 10% portion of the drilling costs. Beginning in 2008, Brigham will be subject to a 120 day continuous drilling provision whereby it will be required to drill every 120 days in order to retain future drilling opportunity. The first well will likely be a Mission Canyon development well offsetting another operator’s Mission Canyon well that has been a producer of approximately 200,000 barrels of oil to date. The Mission Canyon Target is found at approximately 7,600 feet and it is likely that Brigham will drill this well horizontally with 3,000 feet of lateral displacement. The second 2007 well may also be a Mission Canyon test or possibly a test of a Red River structure, which has established quality Red River production. The Red River Target is encountered at a depth of approximately 11,600 feet and quality Red River producers in the area have made 250,000 to over 1,000,000 barrels of oil. Based on existing production combined with the over 85 mile 3-D seismic database Brigham owns, we believe the Sheridan County acreage provides excellent potential for the discovery and development of significant oil and natural gas reserves. On 160 acre spacing there are 137 possible net wells that could be drilled to fully develop the acreage position.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our oil reserves in our existing properties, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2007.

March 31, 2007
(Unaudited)
Current Assets	$986,676

Current Liabilities	$33,339

Working Capital	$953,337

Satisfaction of our cash obligations for the next 12 months.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing and JV or WI partnerships. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our acreage acquisitions. This would materially impact our ability to continue operations. However, due to the low overhead of the Company, we are not dependant on new capital if we do not wish to accelerate our drilling programs and/or buy up working interests in potential wells during the next 18 months. We currently are funded to meet our minimum drilling commitments and expected G&A expenses for the next 18 months.

Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain planned expansion, primarily acreage acquisition. Consequently, we may seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in the oil and gas exploration industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The financial statements included in our filings have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. Management may use borrowings and security sales to improve the Company’s cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Summary of product research and development that we will perform for the term of our plan.

We do not anticipate performing any significant product research and development under our plan of operation until such time as we can raise adequate working capital to sustain our operations.

Expected purchase or sale of any significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time or anticipated to be needed in the next twelve months.

Significant changes in the number of employees.

We currently have 2 full time employees (the Officers of the Company). As drilling production activities commence, we may hire additional technical, operational and administrative personnel as appropriate. We do not expect a significant change in the number of full time employees over the next 12 months. We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3A(T). Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 3, 2007, we issued 45,000 shares of common stock to Ibis Consulting Group, LLC and 100,000 shares to Insight Capital Consultants Corporation, pursuant to consulting agreements with them. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that each recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits and risks of its investment. Each recipient had the opportunity to speak with our officers and directors on several occasions prior to their investment decision.

Item 6. Exhibits.

(a) Exhibits

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32	906 Certification

(b) Reports on Form 8-K

None; not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date: May 10, 2007	By:	/s/ Michael Reger
Michael Reger, Chief Executive Officer and Director

Date: May 10, 2007	By:	/s/ Ryan Gilbertson
Ryan Gilbertson, Chief Financial Officer and Director