Form 10QSB
period 2007-06-30
NORTHERN OIL & GAS, INC.
filed 2007-08-15
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: June 30, 2007 - 22,809,123 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

NORTHERN OIL AND GAS, INC.
FORM 10-QSB

June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN OIL AND GAS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006
ASSETS
	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$580,805	$61,935
Restricted Cash	-	788,000
Receivable	51,776	-
Deferred Offering Costs	111,839	-
Prepaid Expenses	24,375	1,000
Total Current Assets	768,795	850,935

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties – Unproved, Using Full Cost Accounting:
Leasehold Interest – Montana	1,342,474	-
Leasehold Interest – North Dakota	556,493	-
Total Oil and Natural Gas Properties – Unproved	1,898,967	-
Office Equipment and Furniture, Net	13,562	-
Total Property and Equipment, Net	1,912,529	-

OTHER ASSETS
Deposit – MSP Leasehold	-	165,000
Deposit – Southfork Leasehold	-	65,000
Deposit – KNTX Shell	-	25,000
Deposit – Gallatin Resources Leasehold	10,000	-
Total Other Assets	10,000	255,000

Total Assets	$2,691,324	$1,105,935

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$113,649	$-
Investor Subscriptions Net of Issuance Costs	-	778,067
Convertible Notes Payable	-	365,000
Total Current Liabilities	113,649	1,143,067

LONG-TERM LIABILITIES	-	-

Total Liabilities	113,649	1,143,067

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Par Value $.0001; 100,000 Authorized, 0 Outstanding	-	-
Common Stock, Par Value $.001; 100,000,000 Authorized, 22,809,123 Outstanding (2006 - Par Value $.0001; 18,000,000 Shares Outstanding)	22,809	1,800
Additional Paid-In Capital	4,013,369	38,575
Subscriptions Receivable	-	(1,400)
Deficit Accumulated during Exploration Stage	(1,458,503)	(76,107)
Total Stockholders' Equity (Deficit)	2,577,675	(37,132)

Total Liabilities and Stockholders' Equity (Deficit)	$2,691,324	$1,105,935

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND
FOR THE PERIOD FROM INCEPTION (OCTOBER 5, 2006) THROUGH JUNE 30, 2007
(UNAUDITED)

			From
			Inception on
			October 5,
	Three Months	Six Months	2006
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2007	2007	2007

REVENUES	$-	$-	$-

EXPENSES
Share – Based Compensation Expense	219,398	436,384	474,959
General and Administrative Expense	889,072	969,805	1,007,604
Total Expenses	1,108,470	1,406,189	1,482,563

LOSS FROM OPERATIONS	(1,108,470)	(1,406,189)	(1,482,563)

OTHER INCOME	13,660	23,793	24,060

LOSS BEFORE INCOME TAXES	(1,094,810)	(1,382,396)	(1,458,503)

INCOME TAX PROVISION (BENEFIT)	-	-	-

NET LOSS	$(1,094,810)	$(1,382,396)	$(1,458,503)

Net Loss Per Common Share – Basic and Diluted	$(0.05)	$(0.06)	$(0.07)

Weighted Average Shares Outstanding – Basic	22,758,134	21,484,560	20,344,630

Weighted Average Shares Outstanding - Diluted	22,758,134	21,484,560	20,344,630

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND
FOR THE PERIOD FROM INCEPTION (OCTOBER 5, 2006) THROUGH JUNE 30, 2007
(UNAUDITED)

		From
		Inception on
		October 5,
	Six Months	2006
	Ended	Through
	June 30,	June 30,
	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,382,396)	$(1,458,503)
Adjustments to Reconcile Net Loss to Net Cash Used for Operating Activities:
Depreciation	520	520
Issuance of Stock for Consulting Fees	688,750	688,750
Share – Based Compensation Expense	436,384	474,959
Increase in Receivables	(51,776)	(51,776)
Increase in Prepaid Expenses	(23,375)	(24,375)
Increase in Accounts Payable	113,649	113,649
Net Cash Used For Operating Activities	(218,244)	(256,776)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Office Equipment and Furniture	(14,082)	(14,082)
Oil and Gas Properties	(948,955)	(1,203,955)
Net Cash Used For Investing Activities	(963,037)	(1,218,037)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Convertible Notes Payable (Related Party)	(165,000)	-
Deferred Offering Costs	(111,839)	(111,839)
Proceeds from the Issuance of Common Stock - Net of Issuance Costs	1,188,990	2,167,457
Net Cash Provided by Financing Activities	912,151	2,055,618

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(269,130)	580,805

CASH AND CASH EQUIVALENTS - BEGINNING	849,935	-

CASH AND CASH EQUIVALENTS - ENDING	$580,805	$580,805

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$-	$-
Cash Paid During the Period for Income Taxes	$-	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$705,012	$705,012
Payment of Consulting Fees through Issuance of Common Stock	$688,750	$688,750

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1	ORGANIZATION AND NATURE OF BUSINESS

Effective March 20, 2007, immediately following the merger described below, Kentex Petroleum, Inc. (“Kentex”) completed a so-called short-form merger with its wholly-owned subsidiary, Northern Oil and Gas, Inc., in which Northern Oil and Gas, Inc. merged into Kentex, and Kentex was the surviving entity. As part of this short-form merger, Kentex changed its name to Northern Oil and Gas, Inc. (“the Company”).

Management has determined that the Company should focus on projects in the oil and gas industry primarily based in the Rocky Mountain and Finger Lakes Regions of the U.S., specifically the Williston and Appalachia Basins. This is based upon a belief that the company is able to create value via strategic acreage acquisitions and convert the value or portion thereof into production by utilizing experienced industry partners specializing in the specific areas of interest. The Company has targeted specific prospects and intends to engage in the drilling for oil and gas. The Company is currently an exploration stage company.

The Company has two employees at this time, CEO Michael Reger and CFO Ryan Gilbertson. Michael Reger has a great deal of experience in the oil and gas industry. The Company will seek to retain independent contractors to assist in operating and managing the prospects as well as to carry out the principal and necessary functions incidental to the oil and gas business. With the intended acquisition of oil and natural gas, the Company intends to continue to establish itself with industry partners best suited to the areas of operation. Once the Company can establish a revenue base with cash flow, it may seek opportunities more aggressive in nature.

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

Prior to the Merger, Kentex was a “shell company,” meaning that it had no material assets or operations other than to acquire another business or company; and NOG was a recently formed exploration stage company that has just commenced operations. Privately-held companies desiring to “go public” in a manner other than an Initial Public Offering (“IPO”) often seek a reorganization or merger with a thinly capitalized publicly-held company. This process avoids the high cost of the registration of securities for public sale, including attendant legal and accounting expenses, and the usually lengthy process involved in the registration of securities.

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

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2006.

As a result of the reverse acquisition discussed in Note 1, the historical financial statements presented for periods prior to the acquisition date are the financial statements of NOG. The operations of Kentex have been included in the financial statements from the date of acquisition. The common stock per share information in the condensed financial statements for the six months ended June 30, 2007 and for the period from inception (October 5, 2006) through June 30, 2007 and related notes have been retroactively adjusted to give effect to the reverse merger on March 20, 2007.

NOTE 3	SIGNIFICANT ACCOUNTING PRACTICES

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

As of June 30, 2007 the company has no production or reserves, therefore, we have minimal accounting practices at this time. In the future, as operations occur, we will publish our accounting practices as such. To this point we have essentially been a “checkbook” company with no operations and no material revenues.

Receivable
The Company has a receivable from Kodiak Oil & Gas Corp. for a refund of drilling cost overpayment at June 30, 2007.

Deferred Offering Costs
The Company has capitalized costs directly attributable to capital raising activities. These capitalized costs will be charged against the gross proceeds of the offering or expensed if the offering is aborted.

Full Cost Method
The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Currently, we own approximately 21,354 acres of total net leasehold, in Sheridan County, MT, and control approximately 3,016 net acres in Mountrail County, ND (See Note 4). Capitalized amounts for these properties as of June 30, 2007 consist of $1,815,293 of acquisition costs and $83,674 of exploration costs. Of these leaseholds, all acres are undeveloped and unproved. We plan to commence drilling two wells on each of the leaseholds early in the fourth quarter of 2007. See Note 4 for an explanation of activities on these properties.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full costs pool.

Costs capitalized will be depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers. The costs of unproved properties are withheld from the depletion base until such time as they are either developed

Full Cost Method - Continued
or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

The following table sets forth a summary of unproved oil and gas property costs, consisting of acquisition and exploration costs, not being amortized as of June 30, 2007.
	For the Six Months ended June 30, 2007	For the Period from Inception (October 5, 2006) through December 31, 2006
Property Acquisition Costs	$1,815,293	$-
Exploration Costs	83,674	-
Total	$1,898,967	$-

The Company will begin amortizing costs when each project location is evaluated post drilling, which is currently estimated to be late in the fourth quarter of 2007 or early first quarter of 2008.

The Company’s unproved properties consist of leasehold acquisition and exploration costs in the following areas:
	Total	Montana	North Dakota
2006 (From Inception on October 5, 2006)	$-	$-	$-
2007 (Six Months Ended June 30)	1,898,967	1,342,474	556,493
Total	$1,898,967	$1,342,474	$556,493

Net Income (Loss) Per Common Share

Net Income (loss) per common share is based on the Net Income (loss) less preferred dividends divided by weighted average number of common shares outstanding.

Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the period ended June 30, 2007 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

As of the period ended June 30, 2007 there were 550,000 potentially dilutive shares from stock options that became exercisable on June 15, 2007 (See Note 7).
NOTE 4	OIL AND GAS PROPERTIES

Acquisition

NOG acquired from Montana Oil Properties, Inc. (MOP) certain oil leases in Sheridan County Montana for a total purchase price of $825,000 and 400,000 shares of NOG restricted common stock for approximately 21,354 net acres. MOP retained an overriding Royalty Interest equal to 7.5%. The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both are uncles of our CEO, Michael Reger.

On February 12, 2007, South Fork Exploration, LLC (SFE), a Montana Limited Liability Company assigned an 80% net revenue interest in leases for approximately 3,016 net acres in Mountrail County, North Dakota to Northern Oil and Gas, Inc. NOG paid $271,481 in cash and issued 271,440 shares of restricted common stock. Additionally NOG had the right to purchase up to a total of 5,000 acres for the same consideration per acre up to August, 1, 2007. The Company has determined that it will allow the balance of the acreage option to lapse due to the specific location of the additional acreage. SFE’s president is J. R. Reger, brother of NOG CEO Michael Reger. J. R. Reger is also a shareholder in NOG.

NOG has entered into a letter agreement with Gallatin Resources, LLC to acquire certain oil and gas leases on approximately 10,000 net mineral acres in the Appalachia Basin. The acreage is located in the "Finger Lakes" region of Yates County, New York. The letter agreement gives the company the option to acquire the subject leases until August 17, 2007, in exchange for consideration of $1.5 million and 275,000 shares of common stock. Carter Stewart, one of the Company’s directors, owns a 25% interest in Gallatin Resources, LLC.
Rincon Exploration

On April 20, 2007 we announced a farm out agreement with Rincon Exploration whereby we will contribute acreage to a spacing unit to be created for a Red River Formation test well. Rincon and other partners will bear our share of the costs to the casing point of the well. We will retain an undivided interest of 25% in our share of the spacing unit. This well is expected to be drilled by the forth quarter 2007. 3-D seismic driven Red River exploration has been very successful in the area to date. The location of the well will be T34N-R57E, Section 1: SE/4.

Brigham Exploration (NASD: BEXP) Joint Venture

On April 23, 2007 Brigham Exploration announced a Williston Basin Joint Venture with us under which Brigham will bear a portion of our costs on a series of wells and begin a continuous drilling program in 2008. Under the terms of the agreement Brigham expects to drill 4 wells in 2007. 2 of these wells will be on our acreage position in Mountrail County ND targeting the Bakken Shale. The approximately 12,000 gross acres included in the Joint Venture are spread between 19 sections in close proximity to the high producing EOG Resources (NYSE:EOG) wells in the Parshall field. Based on current data obtained from the North Dakota Industrial Commission, Department of Mineral Resources, EOG has drilled six Bakken wells in the area with three additional wells currently drilling and another 12 wells permitted to be drilled. The average initial production rate of these wells is 1,049 barrels of oil and 278 Mcf of gas. Drilling under the Brigham Joint Venture is expected to commence in the early forth quarter with at least 2 wells drilled in 2007 targeting the Bakken in Mountrail County. On 640 spacing, there are 19 gross wells that could be drilled by Brigham and Northern to fully explore and develop the Joint Venture acreage.

NOTE 5	PREFERRED AND COMMON STOCK

There are currently no shares of Preferred stock outstanding. There have been 100,000 shares authorized, and there are no rights and privileges currently defined for preferred stock.

On October 5, 2006 the Company issued for cash and subscriptions receivable, 18,000,000 shares of par value common stock.

At December 31, 2006, a total of 18,000,000 common shares were issued and outstanding.

In October 2006, the Company began a private placement offering of a maximum of 4,000,000 shares for sale for $1.05 (the “Offering”). A minimum of 2,000,000 shares was needed to close on the Offering. As of December 31, 2006, the Company had sold 750,476 shares for total consideration of $788,000. These funds were kept in a separate escrow account and were released upon the attainment of the minimum in the offering of 2,000,000 shares. Therefore these funds were recorded as a liability on the Balance Sheet as of December 31, 2006 but have subsequently moved to stockholders’ equity. The Offering was a private placement made under Rule 506 promulgated under the Securities Act of 1933, as amended. The securities offered and sold (or deemed to be offered and sold, in the case of underlying shares of common stock) in the Offering have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure about the private placement contained in this report does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as required under applicable law and related reporting requirements, and as permitted under Rule 135c under the Securities Act.

On February 1, 2007, the Offering closed with $2,626,650.60 being raised and 2,501,573 common shares being issued.

On May 3, 2007 the Company issued 100,000 shares to Insight Capital Consultants Corporation and 45,000 shares of commons stock to Ibis Consulting Group, LLC pursuant to consulting agreements with them. The stock issued was valued at $688,750 and expensed to general and administrative expense. The shares were valued based on the market price of the Company’s stock on the date of issuance.

NOTE 6	RELATED PARTY TRANSACTIONS

NOG has purchased a leasehold interest from South Fork Exploration, LLC (SFE). SFE’s president is J.R. Reger, the brother of Michael Reger, CEO of NOG. J.R. Reger is also a shareholder in NOG. See Note 4.

NOG purchased a leasehold interest from Montana Oil Properties, Inc. (MOP). MOP is controlled by Mr. Tom Ryan and Mr. Steven Reger, both are uncles of the Company’s CEO, Michael Reger. See Note 4.

NOTE 7	STOCK OPTIONS/STOCK BASED COMPENSATION

The Company’s board of directors approved a stock option plan in October 2006 (“2006 Stock Option Plan”) to provide incentives to employees, directors, officers, and consultants and under which 2,000,000 shares of common stock have been reserved for issuance. The options can be either incentive stock options or non-statutory stock options and are valued at the fair market value of the stock on the date of grant. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of non-statutory options may not be less than 100% of the fair market value of the stock on the date of grant. As of June 30, 2007, 1,100,000 options were granted at a price of $1.05 per share. 500,000 options were granted to each Michael Reger and Ryan Gilbertson, and 100,000 options were granted to Douglas Polinsky. As stated above, these options have an exercise price of $1.05 per share. These options will vest at a rate of 50% on June 15, 2007 and 50% on December 15, 2007.

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment. This statement requires us to record an expense associated with the fair value of stock-based compensation. We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate. We have used a basket of comparable companies to determine the volatility input. We believe this fairly represents the volatility we may trade on were we a public company at the time of issuance. The total fair value of the options will be recognized as compensation over the one year vesting period. For expense purposes these options have been valued using the Black-Scholes formula with the following inputs; Interest Rate of 4.75%, Volatility 64%, Time 10 Years, Stock Price $1.05. The volatility number was selected by creating a basket of four companies we believe accurately represent our market position upon becoming publicly-traded. The Company received no cash consideration for these option grants, their vesting is contingent upon the Grantee’s continued employment with the Company.

Currently Outstanding Options

•	1,100,000 with an Exercise price of $1.05 and a term of ten years.
•

•	No options were exercised or forfeited during the period from inception to June 30, 2007.
•	550,000 of these options are exercisable as of June 30, 2007.
•	The company recorded compensation expense related to these options of $38,575 for the period from inception through December 31, 2006 and $436,384 for the six months ended June 30, 2007.
•	The remaining cost of the options will be recognized in 2007 as a compensation expense of $405,041.

NOTE 8	GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a history of net losses that are likely to continue in the future. As of June 30, 2007, the Company had positive working capital of $655,146.

Management believes that the cash position is sufficient to sustain current operations through 2007. They plan to mitigate capital expenditures through the use of farm-out agreements utilizing various partners’ drilling capital to develop the properties in exchange for working interest. It should also be noted that the company pays no salaries at this time. However, should the Company decide to enter into agreements to develop properties with its own capital, it would need to raise additional funds. There can be no assurances such funds would be available and in the event they were not the Company may be unable to continue to operate. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

We initially secured the rights to mineral leases on approximately 47,000 gross acres, 36,000 net acres.

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

Results of Operations for the period ended December 31, 2006 and the six months ended June 30, 2007.

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

Oil and Gas revenues for the twelve months ended December 31, 2006, and the quarter ended June 30, 2007, was $0. We will not have any significant production revenue unless and until we are able to establish commercial production in connection with new drilling activities planned for 2007 or in connection with other acquisition activities.

Our expenses to date have consisted principally of general and administrative costs. We expect these costs to increase moderately as we proceed with our development plans. In the future we expect to incur increased geologic, geophysical, and engineering costs. Total expenses for the period ended December 31, 2006 were $76,373.93, and for the quarters ended June 30, 2007 were $1,406,189. We had a net loss of $76,106.85 for the twelve months ended December 31, 2006, and a net los of $1,406,189 for the quarters ended June 30, 2007.

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

2007 Drilling Projects

The Company has currently planned at least 5-6 wells for the remainder of calendar year 2007.

Rincon Exploration

On April 20, 2007 we announced a farm out agreement with Rincon Exploration whereby we will contribute acreage to a spacing unit to be created for a Red River Formation test well. Rincon and other partners will bear our share of the costs to the casing point of the well. We will retain an undivided interest of 25% in our share of the spacing unit. This well is now expected to be drilled in August 2007. 3-D seismic driven Red River exploration has been very successful in the area to date. The location of the well will be T34N-R57E, Section 1: SE/4.

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

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2007.

June 30, 2007 (Unaudited)

Current Assets	$768,795

Current Liabilities	$113,649

Working Capital	$655,146

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

Going Concern

The consolidated financial statements included in our filings have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. Management may use borrowings and security sales to improve the Company’s cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 3, 2007, we issued 100,000 shares to Insight Capital Consultants Corporation and 45,000 shares of common stock to Ibis Consulting Group, LLC, pursuant to consulting agreements with them. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that each recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits and risks of its investment. Each recipient had the opportunity to speak with our officers and directors on several occasions prior to their investment decision.

Item 6. Exhibits.

(a) Exhibits

10.1
Letter Agreement between the Company and Gallatin Resources, LLC dated June 25, 2007. (Incorporated by reference to Exhibit 10.7 to the Form SB-2, Amendment Number 1, filed by the Company on July 23, 2007, File No. 333-143648.

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32	906 Certification

(b) Reports on Form 8-K
None; not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date: August 14, 2007	By:	/s/Michael Reger
Michael Reger, Chief Executive Officer and Director

Date: August 14, 2007	By:	/s/Ryan Gilbertson
Ryan Gilbertson, Chief Financial Officer and Director