Form 10QSB
period 2007-09-30
NORTHERN OIL & GAS, INC.
filed 2007-11-13
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  September 30, 2007 - 27,699,578 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

NORTHERN OIL AND GAS, INC.
FORM 10-QSB

September 30, 2007

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN OIL AND GAS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
ASSETS
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$11,440,348	$61,935
Restricted Cash	-	788,000
Prepaid Drilling Costs	210,000	-
Prepaid Lease Payments	150,000	-
Prepaid Expenses	21,088	1,000
Total Current Assets	11,821,436	850,935

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties – Unproved, Using Full Cost Accounting:
Leasehold Interest – Montana	1,345,326	-
Leasehold Interest – North Dakota	2,333,073	-
Leasehold Interest – New York	2,800,500	-
Total Oil and Natural Gas Properties – Unproved	6,478,899	-
Office Equipment and Furniture, Net	13,302	-
Total Property and Equipment, Net	6,492,201	-

OTHER ASSETS
Deposit – MSP Leasehold	-	165,000
Deposit – Southfork Leasehold	-	65,000
Deposit – KNTX Shell	-	25,000
Total Other Assets	-	255,000

Total Assets	$18,313,637	$1,105,935

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$-	$-
Investor Subscriptions Net of Issuance Costs	-	778,067
Convertible Notes Payable	-	365,000
Total Current Liabilities	-	1,143,067

LONG-TERM LIABILITIES	-	-

Total Liabilities	-	1,143,067

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, Par Value $.001; 100,000,000 Authorized, 27,699,578 Outstanding (2006 – Par Value $.0001; 18,000,000 Shares Outstanding)	27,699	1,800
Additional Paid-In Capital	19,797,989	38,575
Subscriptions Receivable	-	(1,400)
Deficit Accumulated during Exploration Stage	(1,512,051)	(76,107)
Total Stockholders' Equity (Deficit)	18,313,637	(37,132)

Total Liabilities and Stockholders' Equity (Deficit)	$18,313,637	$1,105,935

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND
FOR THE PERIOD FROM INCEPTION (OCTOBER 5, 2006) THROUGH SEPTEMBER 30, 2007
(UNAUDITED)
			From
			Inception on
			October 5,
	Three Months	Nine Months	2006
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2007	2007	2007

REVENUES	$-	$-	$-

EXPENSES
Share – Based Compensation Expense	219,397	655,781	694,356
General and Administrative Expense	90,090	846,145	883,944
Total Expenses	309,487	1,501,926	1,578,300

LOSS FROM OPERATIONS	(309,487)	(1,501,926)	(1,578,300)

OTHER INCOME	42,189	65,982	66,249

LOSS BEFORE INCOME TAXES	(267,298)	(1,435,944)	(1,512,051)

INCOME TAX PROVISION (BENEFIT)	-	-	-

NET LOSS	$(267,298)	$(1,435,944)	$(1,512,051)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.06)	$(0.07)

Weighted Average Shares Outstanding – Basic	22,967,845	22,269,979	21,229,098

Weighted Average Shares Outstanding - Diluted	22,967,845	22,269,979	21,229,098

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND
FOR THE PERIOD FROM INCEPTION (OCTOBER 5, 2006) THROUGH SEPTEMBER 30, 2007
(UNAUDITED)
		From
		Inception on
		October 5,
	Nine Months	2006
	Ended	Through
	September 30,	September 30,
	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,435,944)	$(1,512,051)
Adjustments to Reconcile Net Loss to Net Cash Used for
Operating Activities:
Depreciation	780	780
Issuance of Stock for Consulting Fees	475,000	475,000
Share – Based Compensation Expense	655,781	694,356
Increase in Prepaid Expenses	(20,088)	(21,088)
Net Cash Used For Operating Activities	(324,471)	(363,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Office Equipment and Furniture	(14,082)	(14,082)
Prepaid Drilling Costs	(210,000)	(210,000)
Prepaid Lease Payments	(150,000)	(150,000)
Oil and Gas Properties	(3,561,087)	(3,816,087)
Net Cash Used For Investing Activities	(3,935,169)	(4,190,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Convertible Notes Payable (Related Party)	(165,000)	-
Proceeds from the Issuance of Common Stock – Net of Issuance Costs	15,015,053	15,993,520
Net Cash Provided by Financing Activities	14,850,053	15,993,520

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,590,413	11,440,348

CASH AND CASH EQUIVALENTS – BEGINNING	849,935	-

CASH AND CASH EQUIVALENTS – ENDING	$11,440,348	$11,440,348

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$-	$-
Cash Paid During the Period for Income Taxes	$-	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$2,662,812	$2,662,812
Payment of Consulting Fees through Issuance of Common Stock	$475,000	$475,000

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2007

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

As a result of the reverse acquisition discussed in Note 1, the historical financial statements presented for periods prior to the acquisition date are the financial statements of NOG.  The operations of Kentex have been included in the financial statements from the date of acquisition.  The common stock per share information in the condensed financial statements for the nine months ended September 30, 2007 and for the period from inception (October 5, 2006) through September 30, 2007 and related notes have been retroactively adjusted to give effect to the reverse merger on March 20, 2007.

NOTE 3         SIGNIFICANT ACCOUNTING PRACTICES

As of September 30, 2007 the company has no production or reserves, therefore, we have minimal accounting practices at this time.  In the future, as operations occur, we will publish our accounting practices as such.  To this point we have essentially been a “checkbook” company with no operations and no material revenues.

Prepaid Drilling Costs
The Company has paid $210,000 to Brigham Exploration for future drilling costs under the Company's Joint Venture with Brigham (See Note 4), on property in Mountrail County, North Dakota.  Drilling is expected to start in the fourth quarter of 2007.

Prepaid Lease Payment
The Company has paid South Fork Exploration, LLC $150,000 for future lease payments at September 30, 2007.  The Company will begin being charged lease amounts in the fourth quarter of 2007.

NOTE 3         SIGNIFICANT ACCOUNTING PRACTICES – Continued

Full Cost Method
The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Currently, we own approximately 21,354 acres of total net leasehold, in Sheridan County, MT, control approximately 8,016 net acres in Mountrail County, ND and control approximately 10,000 net mineral acres in Yates County, New York (See Note 4).  Capitalized amounts for these properties as of September 30, 2007 consist of $6,395,225 of acquisition costs and $83,674 of exploration costs.  Of these leaseholds, all acres are undeveloped and unproved.  We plan to commence drilling two wells on each of the leaseholds early in the fourth quarter of 2007.  See Note 4 for an explanation of activities on these properties.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full costs pool.

Costs capitalized will be depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

The following table sets forth a summary of unproved oil and gas property costs, consisting of acquisition and exploration costs, not being amortized as of September 30, 2007.

	For the Nine Months ended September 30, 2007	For the Period from Inception (October 5, 2006) through December 31, 2006
Property Acquisition Costs	$6,395,225	$-
Exploration Costs	83,674	-
Total	$6,478,899	$-

The Company will begin amortizing costs when each project location is evaluated post drilling, which is currently estimated to be late in the fourth quarter of 2007 or early first quarter of 2008.

The Company’s unproved properties consist of leasehold acquisition and exploration costs in the following areas:

	Total	Montana	North Dakota	New York
2006 (From Inception on October 5, 2006)	$-	$-	$-	$-
2007 (Nine Months Ended September 30)	6,478,899	1,345,326	2,333,073	2,800,500
Total	$6,478,899	$1,345,326	$2,333,073	$2,800,500

NOTE 3         SIGNIFICANT ACCOUNTING PRACTICES – Continued

Net Income (Loss) Per Common Share

Net Income (loss) per common share is based on the Net Income (loss) less preferred dividends divided by weighted average number of common shares outstanding.

Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the period ended September 30, 2007 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

As of the period ended September 30, 2007 there were 550,000 potentially dilutive shares from stock options that became exercisable on June 15, 2007 (See Note 7).

In addition there are 4,818,183 warrants that were issued in conjunction with the September 12, 2007 private placement.  These warrants are presently exercisable and represent potentially dilutive shares.  The warrants have a blended exercise price of $5.50.  If all warrants were exercised the company would receive proceeds of $26,500,006.

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

On September 12, 2007 NOG acquired from Montana Oil and Gas Properties, LLC (MOP) leasehold interests on approximately 5,000 additional net acres in Mountrail County, North Dakota.  The leasehold assets acquired in this transaction consist of acreage immediately to the south of the Parshall Field, a successful major field development by EOG Resources targeting the middle Bakken zone.  Total consideration for this acreage will be $2,500,000 in cash and 115,000 shares of restricted common stock.  The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both are uncles of our CEO, Michael Reger.

NOG entered into a letter agreement with Gallatin Resources, LLC to acquire certain oil and gas leases on approximately 10,000 net mineral acres in the Appalachia Basin.  The acreage is located in the "Finger Lakes" region of Yates County, New York.  On September 21, 2007 the company closed on this acquisition.  Total consideration for this acreage was $1,420,000 in cash and 275,000 shares of restricted common stock.  Carter Stewart, one of the Company’s directors, owns a 25% interest in Gallatin Resources, LLC.

The Company has also completed other miscellaneous acquisitions in North Dakota.

NOTE 4         OIL AND GAS PROPERTIES – Continued

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

NOTE 5         COMMON STOCK

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

NOTE 5         COMMON STOCK – Continued

On February 1, 2007, the Offering closed with $2,626,650.60 being raised and 2,501,573 common shares being issued.

On May 3, 2007 the Company issued 100,000 shares of common stock to Insight Capital Consultants Corporation pursuant to a consulting agreement with them.  The stock issued was valued at $475,000 and expensed to general and administrative expense.  The shares were valued based on the market price of the Company’s stock on the date of issuance.

In September 2007 the company completed a private placement of 4,545,455 shares of common stock to accredited investors at a subscription price of $3.30 per share for total gross proceeds of $15,000,000.  In addition to common stock, investors purchasing shares in the private placement received a warrant to purchase common stock.  For each share of common stock purchased in this transaction, the purchaser received the right to purchase one-half share of NOG common stock at a price of $5.00 per share for a period of 18 months from the date of closing and the right to purchase one-half share of NOG common stock at a price of $6.00 for a period of 48 months from the date of closing.  FIG Partners, LLC Energy Research and Capital Partners served as the exclusive placement agent for which it received consideration in cash and warrants.  The total number of shares that are issuable upon exercise of warrants, including the placement agent's warrant is 4,818,183.  In addition, four of NOG's founders executed restriction agreements under which they agree not to sell shares of beneficial interest in NOG for a period of 18 months from the closing of this private placement, except under certain limited circumstances.  Approximately 13,289,000 shares of common stock are subject to the lock-up agreement.

NOTE 6         RELATED PARTY TRANSACTIONS

NOG has purchased leasehold interests from South Fork Exploration, LLC (SFE).  SFE’s president is J.R. Reger, the brother of Michael Reger, CEO of NOG.  J.R. Reger is also a shareholder in NOG.  See Note 4.

NOG purchased leasehold interests from Montana Oil Properties, Inc. (MOP).  MOP is controlled by Mr. Tom Ryan and Mr. Steven Reger, both are uncles of the Company’s CEO, Michael Reger.  See Note 4.

NOG has purchased leasehold interests from Gallatin Resources, LLC.  Carter Stewart, one of NOG’s directors, owns a 25% interest in Gallatin Resources, LLC.

NOTE 7         STOCK OPTIONS/STOCK BASED COMPENSATION

The Company’s board of directors approved a stock option plan in October 2006 (“2006 Stock Option Plan”) to provide incentives to employees, directors, officers, and consultants and under which 2,000,000 shares of common stock have been reserved for issuance.  The options can be either incentive stock options or non-statutory stock options and are valued at the fair market value of the stock on the date of grant.  The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value.  The exercise price of non-statutory options may not be less than 100% of the fair market value of the stock on the date of grant.  As of September 30, 2007, 1,100,000 options were granted at a price of $1.05 per share. 500,000 options were granted to each Michael Reger and Ryan Gilbertson, and 100,000 options were granted to Douglas Polinsky.  As stated above, these options have an exercise price of $1.05 per share.  These options will vest at a rate of 50% on June 15, 2007 and 50% on December 15, 2007.

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

Currently Outstanding Options

•	1,100,000 with an Exercise price of $1.05 and a term of ten years.
•	No options were exercised or forfeited during the period from inception to September 30, 2007.
•	550,000 of these options are exercisable as of September 30, 2007.
•	The company recorded compensation expense related to these options of $38,575 for the period from inception through December 31, 2006 and $655,781 for the nine months ended September 30, 2007.
•	The remaining cost of the options will be recognized in 2007 as a compensation expense of $185,644.

The Company has agreed to grant an additional 500,000 of options under this 2006 Incentive Stock Option Plan to five directors upon their election at the next annual meeting of shareholders.

NOTE 8         PRIOR PERIOD ADJUSTMENT

During the third quarter of 2007 the company rescinded stock it had previously issued to Ibis Consulting Group, LLC.

The effect of the adjustment on the Condensed Statement of Operations for the second quarter 2007 is as follows:
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	From Inception December 5, 2006 Through June 30, 2007
Net Loss (As Reported)	$(1,094,810)	$(1,382,396)	$(1,458,503)
Adjustment	213,750	213,750	213,750
Net Loss (As Restated)	(881,060)	$(1,168,646)	$(1,244,753)

As Reported
Net Loss Per Common Share Basic and Diluted	$(.05)	$(.06)	$(.07)
Weighted Average Shares Outstanding – Basic	$22,758,134	$21,484,560	$20,344,630
Weighted Average Shares Outstanding – Diluted	$22,758,134	$21,484,560	$20,344,630

As Restated
Net Loss Per Common Share Basic and Diluted	$(.04)	$(.05)	$(.06)
Weighted Average Shares Outstanding – Basic	$22,728,958	$21,469,892	$20,334,760
Weighted Average Shares Outstanding – Diluted	$22,728,958	$21,469,892	$20,334,760

The effect of the adjustment on the Balance Sheet reported for the second quarter of 2007 is as follows:

	As Previously Reported	Increase (Decrease)	As Restated
Common Stock	$22,809	$(45)	$22,764
Additional Paid-In Capital	$4,013,369	$(213,705)	$3,799,664
Deficit Accumulated During Exploration Stage	$(1,458,503)	$213,750	$(1,244,753)

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Except as discussed below, a discussion of our past financial results is not pertinent to the business plan of the Company on a going forward basis, due to the change in our business which occurred upon consummation of the merger on March 20, 2007.

Overview and Outlook

We are an oil and gas exploration and production company.  Our properties are located in Montana, North Dakota and New York.  Our corporate strategy is to build value in the Company through the development and acquisition of oil and gas assets that exhibit economically producible hydrocarbons.

We currently control the rights to mineral leases on approximately 70,000 gross acres of land, 40,000 net acres of land.

Our goal is to explore for and develop hydrocarbons within the mineral leases we control as well as continue to expand our acreage position.  In order to accomplish our objectives we may need to achieve the following;

•	Raise the necessary capital required to acquire, explore for and produce oil, conventional natural gas and unconventional natural gas;
•	Assemble a group of talented and experienced employees, partners and consultants to execute the strategic objectives;
•
Create value by executing an ‘asset roll up’ business plan, subsequently optimizing the value of each newly acquired property. Executing this phase of the strategy should in turn provide asset value for the acquisition and enhancement of additional properties, and create synergies among these assets, further improving their value; and

•	Identify and utilize industry partners to mitigate risk and leverage resources and acreage through joint ventures, farm-out agreements and strategic pooling of acreage.

Results of Operations for the period ended December 31, 2006 and the quarter ended September 30, 2007.

The Company is in the early stage of developing its properties in Montana, North Dakota and New York and currently has no production or revenues from these properties.  Its operations to date have been limited to technical evaluation of the properties and the design of development plans to exploit the oil and gas industry resources on those properties as well as seeking opportunities to acquire additional oil and gas properties.

Oil and gas revenues for the twelve months ended December 31, 2006, and the quarter ended September 30, 2007, were $0.  We will not have any significant production revenue unless and until we are able to establish commercial production in connection with new drilling activities planned for 2007 and 2008, or in connection with other acquisition activities.

Our expenses to date have consisted principally of general and administrative costs.  We expect these costs to increase moderately as we proceed with our development plans.  In the future we expect to incur increased geologic, geophysical, and engineering costs.  Total expenses for the period from inception (October 5, 2006) through December 31, 2006, were $76,374 and for the nine-month period ended September 30, 2007, were $1,501,926.  We had a net loss of $76,107 for the period from inception (October 5, 2006) through December 31, 2006, and a net loss of $1,435,944 for the nine-month period ended September 30, 2007.

Operation Plan

During the next twelve months we plan to commence in earnest the development of our oil and gas properties in conjunction with our drilling partners.

The Company has several other projects that are in various stages of discussions and is continually evaluating oil and gas opportunities in the Continental U.S.

To accelerate the development program we may take on further Joint Venture (“JV”) or Working Interest (“WI”) partners that will contribute to the capital costs of drilling and completion and then share in revenues derived from production.  This economic strategy may allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations.

Because of our limited operating history we have yet to generate any revenues from the sale of oil and/or gas.  Our activities have been limited to the negotiation of WI agreements, mineral lease acquisition and preliminary analysis of reserves and production capabilities. Consequently, we have incurred the expenses of start-up.

Our future financial results will depend primarily on: (i) the ability to continue to source and screen potential projects; (ii) the ability to discover commercial quantities of oil and gas; (iii) the market price for oil and gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources.  There can be no assurance that we will be successful in any of these respects, that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding to increase our currently limited capital resources.

2007 Drilling Projects

The Company plans on the commencement of five wells in the remainder of 2007, with various drilling partners including EOG Resources, Brigham Exploration, Slawson Exploration, and Marathon Oil.

Rincon Exploration

On April 20, 2007, we announced a farm out agreement with Rincon whereby we will contribute acreage to a spacing unit to be created for a Red River Formation test well.  Rincon and other partners will bear our share of the costs to the casing point of the well.  We will retain an undivided interest of 25% in our share of the spacing unit.  We expect that this well will be expected to be drilled in November 2007.  To date, the 3-D seismic driven Red River exploration has been very successful in the area to date.  The location of the well will be T34N-R57E, Section 1: SE/4.

Brigham Exploration (NASD: BEXP) Joint Venture

On April 23, 2007 Brigham Exploration announced a Williston Basin Joint Venture with us under which Brigham will bear a portion of our costs on a series of wells and begin a continuous drilling program in 2008.  Under the terms of the agreement Brigham expects to drill four wells in 2007.  Two of these wells will be on our acreage position in Mountrail County ND targeting the Bakken Shale.  The approximately 12,000 gross acres included in the Joint Venture are spread between 19 sections in close proximity to the high producing EOG Resources (NYSE:EOG) wells in the Parshall field.  Drilling under the joint venture is expected to commence in the fourth quarter of 2007, with one well drilled in 2007 targeting the Bakken Shale in Mountrail County. On 640 spacing, there are 19 gross wells that could be drilled by Brigham and Northern to fully develop the Joint Venture acreage.

In Sheridan County, Montana, Brigham has announced that they expect to drill at least one well under the JV commencing prior to year end 2007.  Brigham will cover ninety percent (90%) of the cost of drilling the first two wells, with the Company earning up to a thirty-seven percent (37%) working interest for our ten percent (10%) portion of the overall drilling costs.  Beginning in 2008, Brigham will be subject to a 120 day continuous drilling provision whereby it will be required to drill every 120 days in order to retain future drilling opportunities.   The targets include The Mission Canyon and Red River.  The Red River Target is encountered at a depth of approximately 11,600 feet and quality Red River producers in the area have made 250,000 to over 1,000,000 barrels of oil.  Based on existing production combined with the over 85 mile 3-D seismic database Brigham owns, we believe the Sheridan County acreage provides excellent potential for the discovery and development of significant oil and gas reserves.  On 160 acre spacing there are 137 possible net wells that could be drilled to fully develop the acreage position.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of common stock and by short term borrowings.  In the future, we anticipate we will be able to provide the necessary liquidity by the revenues generated from the sales of our oil and gas reserves in our existing properties, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2007.

September 30, 2007 (Unaudited)

Current Assets	$11,821,436

Current Liabilities	0

Working Capital	$11,821,436

Satisfaction of our cash obligations for the next 12 months.

We currently are funded to meet our minimum drilling commitments and expected G&A expenses for significantly beyond the next 24 months.  However, we anticipate the continuing acquisition of acreage will require additional funds which we anticipate obtaining through the expected oil and gas sales commencing in 2008, from our substantial position in the rapidly developing Parshall Field as well as our other prospects.

Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services.  In the future, if we deem it necessary to raise capital for continued acreage acquisition or drilling capital, we may access the debt or equity markets.  There can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease acreage acquisition and/or drilling expenditures.  No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our stockholders.

Over the next twelve months we believe that existing capital and anticipated funds from operations will be sufficient to sustain planned expansion, primarily acreage acquisition.

Our lack of operating history makes predictions of future operating results difficult.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in the oil and gas exploration industry.  Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth.  To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so would have a material adverse effect on our business prospects, financial condition and results of operations.

Summary of product research and development that we will perform for the term of our plan.

We do not anticipate performing any significant product research and development under our plan of operation until such time as we can raise adequate working capital to sustain our operations.

Expected purchase or sale of any significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time or anticipated to be needed in the next twelve months.

Significant changes in the number of employees.

Effective November 1, 2007, we currently have three full-time employees, including our CEO, CFO and our non-executive internal operations manager.  As drilling production activities commence, we may hire additional technical, operational and administrative personnel as appropriate.  We do not expect a significant change in the number of full time employees over the next 12 months.  We are using, and will continue to use, extensively the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3A(T). Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our CEO and CFO, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our CEO and CFO have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  In addition, we reviewed our internal controls of financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that have materially affected our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 3, 2007, we issued 100,000 shares to Insight Capital Consultants Corporation and 45,000 shares of common stock to Ibis Consulting Group, LLC, (“Ibis”) pursuant to consulting agreements with them.  Subsequently, we rescinded the issuance of the shares to Ibis consulting ab intio due to the cancellation of our agreement with them.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that each recipient, immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of its investment.  Each recipient had the opportunity to speak with our officers and directors on several occasions prior to their investment decision.

On September 10, 2007 Northern Oil & Gas, Inc. (the “Company”) completed a private placement of 4,545,455 shares of common stock to accredited investors at a subscription price of $3.30 per share for total gross proceeds of $15,000,000.

In addition to common stock, investors purchasing shares in the private placement also received a warrant to purchase common stock. For each share of common stock purchased in this transaction, the purchaser received the right to purchase one-half share of Northern common stock at a price of $5.00 per share for a period of 18 months from the date of closing and the right to purchase one-half share of Northern common stock at a price of $6.00 for a period of 48 months from the date of closing.

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-QSB

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	November ___, 2007	By:	/s/Michael Reger
Michael Reger, Chief Executive Officer and Director

Date:	November ___, 2007	By:	/s/Ryan Gilbertson
Ryan Gilbertson, Chief Financial Officer and Director

EXHIBIT INDEX
Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002