Form 10-K
period 2007-12-31
NORTHERN OIL & GAS, INC.
filed 2008-03-31
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission File No.  - 000-30955
__________________

NORTHERN OIL AND GAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-3848122
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

315 Manitoba Avenue – Suite 200, Wayzata, Minnesota 55391
(Address of Principal Executive Offices)  (Zip Code)

952-476-9800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☐                                                                Accelerated Filer  ☐

Non-Accelerated Filer  ☐                                                                  Smaller Reporting Company ☒
             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported on the OTC Bulletin Board) was approximately $48,479,146.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2008, the registrant had 28,900,970 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

NORTHERN OIL AND GAS, INC.

NORTHERN OIL AND GAS, INC.

2007 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

Overview

Northern Oil and Gas, Inc. (the “Company,” “we,” “us,” “our” and words of similar import) is a growth-oriented independent energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties.  Prior to March 20, 2007, our name was “Kentex Petroleum, Inc.,” a Nevada corporation incorporated on October 5, 2006.  The Company took its present form on March 20, 2007, when Northern Oil and Gas, Inc.  (“NOG”), a Nevada corporation engaged in the Company’s current business, merged with and into our subsidiary, with NOG remaining as the surviving corporation (as more fully discussed below).  NOG then merged into us, and we were the surviving corporation.  We then changed our name to Northern Oil and Gas, Inc.  References made herein to “Kentex” refer to the Company’s status and operations prior to March 20, 2007.

The Company was originally organized under the laws of the State of Nevada on February 10, 1983, principally for the purpose of engaging in any lawful activity.  In March of 1983, Kentex completed a merger and began pursuing opportunities in the development and production of oil well facilities including entering into leases and partnerships and acting as general partner of ventures.  These operations proved to be unsuccessful and ended over ten years ago, where, up until the merger of Kentex with and into NOG (as more fully discussed below) there had been no further operations or assets in Kentex.

On or about January 18, 2006, Kentex received notification that the NASD had approved the Form 211 application for addition to the OTC Bulletin Board under the ticker symbol “KNTX”, effective January 19, 2006.

On December 19, 2006, Kentex filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing that Kentex executed a Letter of Intent to acquire NOG, and issued a Press Release in that respect on December 19, 2006.

On March 20, 2007, Kentex acquired Northern Oil and Gas, Inc., a Nevada corporation (“NOG”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Kentex Acquisition Corp., a Nevada corporation and our wholly owned subsidiary (the “Merger Sub”), and NOG.  The Merger Agreement provided that, effective March 20, 2007, Kentex Acquisition Corp. merged with and into NOG, with NOG as the surviving corporation (the “Merger”).  We issued 21,173,013 shares of our common stock in exchange for 100% of the outstanding shares of NOG.  Upon closing of the Merger, the former stockholders of NOG thereafter controlled approximately 94% of our outstanding shares of common stock.

Additional material terms of the Merger are as follows:

1.	NOG paid to certain Kentex shareholders and consultants $415,000 under a Principal Shareholders Agreement that was a condition of the Merger Agreement.

2.
As part of the Principal Shareholders Agreement, immediately following the closing, these same shareholders of Kentex also agreed to exchange approximately 1,680,000 additional shares of Kentex in consideration of the issuance of approximately 1,310,075 shares of newly “restricted securities” that are shares of common stock of Kentex, in consideration of compromising certain claims for (i) expenses advanced to Kentex by any of them; (ii) any other claims that any of them may have against Kentex; (iii) their agreement to enter into a Lock-Up/Leak-Out Agreement covering the resale of these shares as negotiated by NOG; and (iv) the granting of certain registration rights regarding an aggregate of 250,000 of these shares, and demand registration rights to cover all of these shares in the event it is subsequently determined that no resale of these person’s shares can be made unless made pursuant to an effective registration statement.

3.
All shares of Kentex held by pre-Merger officers, directors, affiliates and consultants are subject to a twenty-four (24) month Lock-Up/Leak-Out Agreement.  This Lock-Up/Leak-Out Agreement provides that, after such shares become available for resale pursuant to SEC Rule 144, sales may only be made during the leak-out period in accordance with leak-out provisions, which include a price floor, broker’s transactions and a manner of sale requirement, and allow no more than 1/12th of the holdings to be sold on a cumulative basis for a period of twelve (12) months.  For example, in the second month of the leak-out period, 2/12th of the shares governed by the Lock-Up/Leak-Out Agreement would be available for resale.

4.
Up to 250,000 of the Kentex shares retained by the pre-Merger shareholders carry so-called “piggyback” registration rights, which give the shareholders the right to include such shares in any registration statement filed by the Company with the Securities and Exchange Commission (the “SEC”) within twelve (12) months after the closing of the Merger.  Such shares will also be subject to a Lock-Up/Leak-Out Agreement commencing on the date of the effectiveness of such a registration statement and expiring twelve (12) months following the date of the closing of the Merger.  For example, if the registration statement becomes effective six (6) months following the closing of the Merger, one-sixth (1/6) of the shares governed by the Lock-Up/Leak-Out Agreement would be available on a cumulative basis for the remaining six (6) months of the leak-out period.  This Lock-Up/Leak-Out Agreement will also include manner of sale and broker’s transactions requirements and a price floor.

5.
In conjunction with more restrictive lock-up agreements executed by the founders of the Company on August 26, 2007, the principal pre-merger shareholders agreed to extend the provisions of the lock-up to limit the amount of open market sales to the 250,000 shares granted registration rights until August 2008.  Beginning in August 2008, the pre-merger shareholders are entitled to sell one-sixth (1/6) of their remaining shares per month subject to the same manner of sale and price floor requirements as previously agreed to.

Prior to the Merger, Kentex was a thinly capitalized publicly-held “shell company”—meaning that it had no material assets or operations other than to acquire another business or companies—and NOG was a recently formed developmental stage company that had just commenced operations.  Privately-held companies desiring to “go public” in a manner other than an initial public offering (commonly referred to as an “IPO”) often seek a reorganization or merger with a shell company to avoid the high cost of registering securities for public sale, including attendant legal and accounting expenses, and the usually lengthy process involved in the registration of securities.  A transaction like the Merger between the Merger Sub and NOG, whereby a majority of the shares of Kentex were issued to NOG shareholders, is described as a “reverse” merger because the acquired company (NOG) usually have substantially greater assets than the acquiring publicly-held company (Kentex), and the stockholders of the acquired company are usually issued a controlling interest in the acquiring company by reason of the perceived difference in the relative values of the companies.

As a result of the Merger, NOG was deemed to be the acquiring company for financial reporting purposes and the transaction has been accounted for as a reverse merger.  The financial statements presented in the Company’s December 31, 2006, 10-KSB report were the historical financial statements of Kentex Petroleum, Inc, the predecessor company.

Immediately following the Merger, the Company completed a so-called short-form Merger with NOG, in which NOG merged into the Company, and the Company was the surviving entity.  As a part of this short-form Merger, the Company changed its name to “Northern Oil and Gas, Inc”.

On March 17, 2008 the Company received an approval letter to begin trading on the American Stock Exchange (the “AMEX”).  Our common stock commenced trading on the AMEX on March 26, 2008 under the symbol “NOG.”

As a result of the reverse merger with NOG described above, our main business focus has been directed to oil and gas exploration and development.  Unless specifically stated otherwise, our primary operations are now those formerly operated by NOG as well as other business activities since March, 2007, since the Company itself did not engage in any substantial business activities prior to the Merger.

Business

We are a growth-oriented independent energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties, and have focused our activities primarily on projects based in the Rocky Mountain Region of the United States, specifically the Williston Basin.  This is based upon a belief that we are able to create value via strategic acreage acquisitions and convert that value or portion thereof into production by utilizing experienced industry partners specializing in the specific areas of interest.  We have targeted specific prospects and began drilling for oil in the Williston Basin region in the fourth fiscal quarter of 2007.  As of March 31, 2008, we have completed five successful discoveries, consisting of four targeting the Bakken formation and one targeting a Red River Structure.

As an exploration company, our business strategy is to identify and exploit resources in and adjacent to existing or indicated producing areas that can be quickly developed and put in production at low cost.  We also intend to take advantage of our expertise in aggressive land acquisition to develop exploratory projects with extremely attractive growth potential in focus areas and to participate with other companies in those areas to explore for oil and natural gas using state-of-the-art three-dimensional (3-D) seismic technology.  We believe our competitive advantage lies in our ability to acquire property in the most exciting new plays in a nimble and efficient fashion.  We are focused on low overhead.  We believe we are in a position to most efficiently exploit and identify high production oil and gas properties.  We intend to continue to actively pursue the acquisition of properties that fit our profile.

Because we recently acquired most of our acreage positions and did not commence drilling activities until the fourth fiscal quarter of 2007, we did not perform any reservoir engineering calculations in the 2007 fiscal year. We anticipate initiating and performing our initial reservoir engineering calculations throughout the first and second fiscal quarters of 2008.  Although we began oil production in the fourth fiscal quarter of 2007, we did not receive payment or recognize revenue from sales in the 2007 fiscal year. As such, we will recognize revenue when we are able to make the appropriate accounting determinations.

Acreage Acquisitions and Recent Developments

During the fiscal year ended December 31, 2007, we focused our operations on acquiring leaseholds and drilling exploratory and developmental wells primarily in the Rocky Mountain Region of the United States.  Our principal assets are located in the Williston Basin region of the northern United States and Yates County, New York, and include the following primary positions as of December 31, 2007:

▪	Approximately 21,354 net acres located in Sheridan County, Montana, representing a stacked pay prospect;

▪
Approximately 13,000 net acres located in Mountrail County North Dakota, within and surrounding to the north south and west the Parshall Field currently being developed by EOG Resources to target the Bakken Shale;

▪
Approximately 7,500 net acres located in Burke and Divide Counties of North Dakota, in which we are targeting the Winnepegosis Shale on acreage in close proximity to a recent Continental Resources Discovery in the formation; and

▪
Approximately 10,000 net acres located in the “Finger Lakes” region of Yates County, New York, in which we are targeting natural gas production from the Trenton/Black River, Marcellus and Queenstown-Medina formations.

We have also completed other miscellaneous acreage acquisitions in North Dakota.

Subsequent to December 31, 2007, we have increased our position in Mountrail County, North Dakota to approximately 22,000 net acres and have acquired approximately 1,500 net acres in and around Marathon Oil production in Dunn County, North Dakota.

Sheridan County Acquisition

In February 2007, NOG acquired from Montana Oil Properties, Inc. (“MOP”), a Montana corporation, certain oil leases covering approximately 21,354 net acres in Sheridan County, Montana, for a total purchase price of $825,000 and 400,000 shares of NOG restricted common stock.  Recently, we successfully completed a Red River discovery that is producing at a rate of approximately 300 barrels of oil per day.  The Company hopes to spud a second Red River test well in April 2008.

Mountrail County Acquisition

On February 12, 2007, NOG acquired 3,016 acres from SFE.  NOG paid SFE $271,481 in cash and issued 271,440 shares of restricted common stock for 3,016 net acres in Mountrail County, North Dakota in close proximity and within the Parshall Field.  Under a joint venture entered into with Brigham Exploration, we have successfully completed two producing Bakken discoveries on this acreage block.  SFE’s president is J.R. Reger, brother of Michael Reger, the Company’s Chief Executive Officer.  J.R. Reger is also a shareholder in the Company.

On September 12, 2007 we purchased from MOP leases covering approximately 4,650 net mineral acres in Mountrail County, North Dakota.  The total consideration paid for this acreage was $2,500,000 in cash and 115,000 shares of restricted common stock.  $1,000,000 of the cash purchase price was paid by September 12, 2007, and the balance was paid January 2, 2008. The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both uncles of Michael Reger, the Company’s Chief Executive Officer.  On September 5, 2007, the Company obtained a fairness opinion relating to the transaction from FIG Partners, LLC, an independent energy research and investment banking firm, confirming the fairness of the transaction.

On October 24, 2007, we purchased from MOP additional leases covering approximately 4,197 net mineral acres in Mountrail County, North Dakota.  The total purchase price consisted of $2,098,785 in cash and 132,500 shares of restricted common stock.  As of December 31, 2007, we had paid $500,000 to MOP, and the remainder of the purchase price was paid in our first fiscal quarter of 2008.

Burke and Divide County Acquisitions

In September 2007, NOG commenced a continuous lease program with SFE to acquire approximately 7,500 acres in Burke and Divide Counties of North Dakota.  Under the terms of the program, NOG has paid SFE $426,000 in cash as of March 31, 2008.  $308,000 was paid in the fourth quarter of 2007, and $118,000 was paid on January 15, 2008. SFE’s president is J.R. Reger, brother of Michael Reger, the Company’s Chief Executive Officer.  J.R. Reger is also a shareholder in the Company.

Yates County, New York Acquisition

On September 21, 2007, the Company acquired approximately 10,000 net mineral acres in the Appalachia Basin from Gallatin Resources, LLC.  The acreage is located in the “Finger Lakes” region in Yates County, New York.  The Company paid Gallatin Resources $1,420,000 cash and 275,000 shares of common stock.  Mr. Carter Stewart, one of the Company’s directors, owns a 25% interest in Gallatin Resources, LLC.  On July 15, 2007, the Company obtained a fairness opinion relating to the transaction from FIG Partners, LLC, an independent energy research and investment banking firm, confirming the fairness of the transaction.

Seismic studies associated with acreage leased by the Company show a highly fractured fault system in the Trenton/Black River formation as well as shallow exploration and development opportunities in the Queenstown-Medina sand and Marcellus shale.  We believe this Appalachia Basin prospect presents us with the potential of highly productive gas wells in the Trenton-Black River as well as a multi-year exploration and development program in the more shallow resource formations.  With companies such as Talisman Energy, Chesapeake Energy and Range Resources active in the region, we believe there are ample opportunities for partnerships to develop this acreage.  In February 2008 Chesapeake Energy permitted two well locations on the border of our acreage targeting the Trenton/Black River structure.

Drilling Projects

As of December 31, 2007, we had two wells producing oil. We currently have completed six successful discoveries, of which five are Bakken producers and one is a Red River producer. We are currently selling oil from a total of six separate wells. We have not yet received sales or payment data from our operating partners or purchasers regarding this production.

As of March 31, 2008, we are currently participating in the drilling of three additional wells which are expected to commence production in the second calendar quarter of 2008. Our acreage has been included in approximately 40 proposed drilling locations thus far in 2008. We expect most, if not all, of these wells and potentially more will be drilled in 2008 although we have no control over the timing of such wells in our position as a non-operator.

We control approximately 31,000 net acres in the North Dakota Bakken Play, with 22,000 of these being in Mountrail County.  Approximately 3,000 of these 31,000 acres are included in a joint venture with Brigham Exploration.  Upon full development of the acreage not exposed to the joint venture, we anticipate that we will be able to drill up to 44 net wells based on 640-acre spacing.  In the event the Bakken field continues to be downspaced to 320-acre units, we could control as many as 88 net Bakken wells.  EOG resources recently announced calculations of 9 million barrels of oil in place per 640-acre section in the Parshall Field, of which they believe they will recover 900,000 barrels with a single lateral well.  The Brigham Joint Venture acreage exposes us to up to an additional two net wells. In 2008, we expect to drill wells with several operators including Marathon Oil, EOG Resources, Continental Resources, Hess Corporation, Slawson Exploration, Brigham Exploration, Behm Energy, Murex Petroleum and Hunt Oil.

In Sheridan County, Montana our conventional drilling program targeting the Red River and Mission Canyon foundations has produced a successful Red River discovery producing approximately 300 barrels of oil per day.  We expect to drill the next Red River test in partnership with Austin, Texas based Brigham Exploration in April 2008.  We currently expect to drill three additional wells on the leasehold in 2008, although there can be no assurance we will do so.

Brigham Exploration Joint Venture

On April 23, 2007 Brigham Exploration announced a Williston Basin joint venture with us under which Brigham will bear a portion of our costs on a series of wells and begin a continuous drilling program in 2008.

Approximately 3,000 net acres in Mountrail County, North Dakota and 22,000 net acres in Sheridan County, Montana are included under the terms of the joint venture.  The Mountrail County, North Dakota acreage is in close proximity to the high producing EOG wells in the Parshall field.  On 640-acre spacing, we estimate 19 net wells could be drilled by Brigham and the Company to fully explore and develop this acreage. On the Sheridan County, Montana acreage, using 160-acre spacing, we estimate 137 net wells could be drilled.

Drilling under the Brigham joint venture commenced in the early fourth quarter of 2007.  On the Mountrail County, North Dakota acreage, we successfully completed the Bergstrom Family Trust 26, a Bakken well that produced at an early rate of approximately 200 barrels of oil per day.  We participated for a 6.25% working interest that converts to 24% working interest at payout.  We also completed the Hallingstad 27, a Bakken well that produced at an early rate of approximately 500 barrels of oil per day.  We participated for a 8.4% working interest that converts to 20.5% working interest at payout.  On the Sheridan County, Montana acreage, we successfully completed the Richardson #25, a Red River test well that is currently producing at approximately 300 barrels of oil per day.  The Company participated for a 10% working interest that converts to 37% working interest at payout, which is expected to occur in the second fiscal quarter of 2008. We did not recognize any revenue from these wells in 2007.

Commencing in 2008, Brigham will be subject to a 120 day continuous drilling provision requiring Brigham to drill every 120 days to retain future drilling opportunity.  Under the joint venture acreage in Mountrail County North Dakota, Brigham expects to operate a third Bakken well expected to be commenced in mid-2008. On the joint venture acreage in Sheridan County Montana, Brigham expects to drill a second Red River well in the second fiscal quarter of 2008.

Marathon Oil Corporation

In the fourth quarter of 2007, we participated with Marathon Oil for a 3% working interest in the Reiss 34 20H, a horizontal Bakken well in Dunn County North Dakota that produced at an early rate of 700 barrels of oil per day.     We are currently drilling a second well with Marathon and we expect to be included in at least two additional wells with Marathon during the 2008 calendar year.  The MRO program is an excellent example of how we are able to participate in wells with a small working interest in order to accumulate data as the completion techniques continue to evolve.

Kodiak Oil and Gas, Inc.

In the second calendar quarter of 2007, we participated on a “heads-up” basis with Kodiak Oil and Gas, Inc. in the Teigen Trust #9-13.  This well was a step out from the currently producing Larsh well drilled by Kodiak in 2006.  This well was a dry hole.  Our total costs in connection with such participation were $87,991 in fiscal year 2007.

Additional Potential Drilling Projects

In addition to the acreage included in the Brigham Exploration joint venture, we control approximately 50,000 net acres not presently subject to any drilling agreements.  We will continue to evaluate potential partners to develop those positions, or may choose not to dilute our interest and, instead, participate in the drilling of wells on those positions along with leaseholders that share spacing units with the Company. As of March 31, 2008, approximately 40 wells have been permitted on Northern’s acreage including 31 Bakken well permits in Mountrail County North Dakota, 3 Bakken well permits in Divide County North Dakota and 6 Bakken permits in Dunn County North Dakota.

Operations

The Company has attempted to structure its operations in such a way as to mitigate capital expenditures and streamline selling, general, and administrative expense.  Overhead and staff will be kept to a bare minimum and the majority of operational duties will be outsourced to consultants and independent contractors.  The Company currently has four employees and expects to eventually have an additional one to two employees, commensurate with the development of its business.  We believe that most operational responsibilities can be handled by our current employees, and other consultants to be engaged as needed.  All of our employees have entered into individual employment agreements with the Company and our three initial employees each received stock options as their primary compensation in calendar year 2007, which we believe aligns their interests with the other shareholders.

Production Methods

As previously mentioned, the Company may utilize experienced drilling and operating partners through formal “farm-out” agreements in which we contribute our leasehold interests in exchange for working interests in wells drilled on the Company’s acreage, while a drilling partner funds the drilling and operation of the actual well.  Pursuant to those arrangements, our partners will provide the expertise, equipment and a significant portion of the capital required to drill wells on our acreage. In the approximately 40 wells in which our acreage has been included thus far in calendar year 2008, we have entered into no agreements and intend to participate on a “heads-up” basis commensurate with our working interest.

We do not manage our commodities marketing activities internally, but our operating partners generally market and sell oil and natural gas produced from wells in which we have an interest.  Our operating partners coordinate the transportation of our oil production from our wells to appropriate pipelines pursuant to arrangements that such partners negotiate and maintain with various parties purchasing the production.  We understand that our partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short-term contracts.  The price at which production is sold generally is tied to the spot market for crude oil.  Williston Basin Light Sweet Crude from the Bakken source rock is generally 41-42 API oil and is readily accepted into the pipeline infrastructure at a price proximal to West Texas Immediate spot price.

Competition

The oil and natural gas industry is intensely competitive, and we compete with numerous other oil and gas exploration and production companies.  Many of these companies have substantially greater resources than we have.  Not only do they explore for and produce oil and natural gas, but many also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis.  The operations of other companies may be able to pay more for exploratory prospects and productive oil and natural gas properties.  They may also have more resources to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.  In addition, during periods of low oil and natural gas market prices, these companies may have a greater ability to continue exploration activities.

Our larger or integrated competitors may have the resources to be better able to absorb the burden of existing, and any changes to federal, state, and local laws and regulations more easily than we can, which would adversely affect our competitive position.  Our ability to discover reserves and acquire additional properties in the future will be dependent upon our ability and resources to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.  In addition, we may be at a disadvantage in producing oil and natural gas properties and bidding for exploratory prospects, because we have fewer financial and human resources than other companies in our industry.  Should a larger and better financed company decide to directly compete with us, and be successful in its efforts, our business could be adversely affected.

Marketing and Customers

The market for oil and natural gas that we will produce depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation.  The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Our oil production is expected to be sold at prices tied to the spot oil markets.  Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices. We rely on our operating partners to market and sell our production

Principal Agreements Affecting Our Ordinary Business

The Company does not own any physical real estate, but, instead, our acreage is comprised of leasehold interests subject to the terms and provisions of lease agreements that provide the Company the right to drill and maintain wells in specific geographic areas.  All of our lease arrangements that comprise our acreage positions are established using industry-standard terms that have been established and engrained in the oil and gas industry for many years, and many of our leases were acquired from other parties that obtained the original leasehold interest prior to our acquisition.

In general, our lease agreements stipulate five year terms with minimum net revenue interests. Bonuses and royalty payments are made on a case-by-case basis consistent with industry standard pricing. Once a well is drilled and production established, the well is considered “held by production,” meaning the lease continues as long as oil is being produced.  Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production.  The vast majority of our North Dakota leases have over four years remaining on the terms.  We have very few leases with less than three years remaining in North Dakota.  In Montana and New York we generally have 30 months to three years remaining on our leases, with very few exceptions.  We believe that given the pace of drilling in the recent period there should be very few, if any, instances in which we are unable to accomplish the goals of our drilling program due to time constraints on the leases

Some of our acreage is subject to joint venture and drilling agreements, and we expect that we will continue to evaluate potential partners and arrangements to develop our positions.  The provisions of each relationship are and will be subject to separately negotiated arrangements, such as those described above under the heading Business—Drilling Projects.  We do not rely on any material patents, trademarks, license, franchises, labor contracts or other similar arrangements during our ordinary course of business.

Research and Development

We do not anticipate performing any significant product research and development under our plan of operation.

Governmental Regulation and Environmental Matters

Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as whole.

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies.  For example, some states in which we may operate require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas.  Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.  Failure to comply with any such rules and regulations can result in substantial penalties.  The regulatory burden on the oil and gas industry will most likely increase our cost of doing business and may affect our profitability.  Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.  Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health.  The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue.  These laws and regulations may:

▪	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

▪	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

▪	impose substantial liabilities for pollution resulting from its operations.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities.  Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both.  In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements.  Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites.  It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance.  Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products.  In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species.  Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat.  ESA provides for criminal penalties for willful violations of the Act.  Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act.  Although we believe that our operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject the Company to significant expenses to modify our operations or could force the Company to discontinue certain operations altogether.

Employees

The Company currently has four full time employees.  Our Chief Executive Officer—Michael Reger—and our Chief Financial Officer—Ryan Gilbertson—are responsible for all material policy-making decisions, and are assisted in the implementation of the Company’s business by our internal operations manager. We also recently employed an in-house legal counsel to serve as our General Counsel.  We believe the addition of in-house legal counsel approximates the projected cost we would pay to outside legal counsel based on previous expenditures while allowing us to better control the availability and effectiveness of the Company’s legal needs as we expand our business activities.  All employees have entered into written employment agreements with the Company.  As drilling production activities increase, we may hire additional technical, operational or administrative personnel as appropriate.  We do not expect a significant change in the number of full time employees over the next 12 months.  We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Office Locations

We recently moved our executive office to 315 Manitoba Avenue, Suite 200, Wayzata, Minnesota 55391.  Our office space consists of 3,044 square feet leased pursuant to a standard five-year office lease agreement.  We believe this new office space is sufficient to meet our needs for the foreseeable future.

Financial Information about Segments and Geographic Areas

Due to our limited operating history and our limited oil and gas production, we have not estimated, accrued or classified revenue based on segments or geographic areas. Production commenced at our first well in December 2007. As of December 31, 2007, we have not received exact production data from our two wells that were actually producing at year end. As such, we will recognize revenue when we are able to make the appropriate accounting determinations.

Available Information – Reports to Security Holders

Our Website address is www.northernoil.com.  We make available on this Website under “Investor Relations,” free of charge, our annual reports on Form 10-K (formerly Form 10-KSB), quarterly reports on Form 10-Q (formerly Form 10-QSB), current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities Exchange Commission (“SEC”).  These filings are also available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Electronic filings with the SEC are also available on the SEC internet website at http://www.sec.gov.

We have also posted to our Website our Audit Committee Charter, Compensation Committee Charter, Nominating Committee Charter and our Code of Business Conduct and Ethics, in addition to all pertinent Company contact information.

Item 1A.  Risk Factors

Cautionary Statement Concerning Forward-Looking Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our Company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our Company.  All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements.  When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “target,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes.  Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

We have based these forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  You should consider carefully the statements in this “Item 1A. Risk Factors” and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

Risks Related to our Business

Set forth below are various risks and uncertainties that could adversely impact our business, financial condition, results of operation and cash flow.

We have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We have a limited operating history.  Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industries.  As a result of our recent acquisition of mineral leases we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis, exploratory drilling and fund raising activities.  There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.  Our future operating results will depend on many factors, including:

▪	our ability to raise adequate working capital;
▪	success of our development and exploration;
▪	demand for natural gas and oil;
▪	the level of our competition;
▪	our ability to attract and maintain key management and employees; and
▪
our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above, along with continually developing ways to enhance our production efforts, when commenced.  Despite our best efforts, we may not be successful in our exploration or development efforts, or obtain required regulatory approvals.  There is a possibility that some, or all, of our wells may never produce natural gas or oil.

We are highly dependent on Michael Reger, our Chief Executive Officer and Chairman and Ryan Gilbertson, Chief Financial Officer.  The loss of either of them, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of Michael Reger and Ryan Gilbertson, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff.  If we were to lose their services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for them.  Mr. Reger and Mr. Gilbertson recently entered into employment agreements with the Company, however, their employment is “at-will”.  Between them they control directly or indirectly approximately 23% of our outstanding shares as of March 31, 2008.

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws, including filing required reports and other information required on a timely basis.  It may be expensive to implement and effect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations, and we may not have the resources to do so.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Our lack of diversification will increase the risk of an investment in the Company, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our business focus is on the oil and gas industry in a limited number of properties, initially in Montana and North Dakota.  Larger companies have the ability to manage their risk by diversification.  However, we will lack diversification, in terms of both the nature and geographic scope of our business.  As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile.  If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire additional properties, to discover reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment.  These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business.  We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them.  In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships.  If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Competition in obtaining rights to explore and develop oil and gas reserves and to market our production may impair our business.

The oil and gas industry is highly competitive.  Other oil and gas companies may seek to acquire oil and gas leases and other properties and services we will need to operate our business in the areas in which we expect to operate.  This competition is increasingly intense as prices of oil and natural gas on the commodities markets have risen in recent years.  Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors.  Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage.  In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our results of operation and financial condition.

We may be unable to obtain additional capital that we will require to implement our business plan, which could restrict our ability to grow.

We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues generated from our properties in Montana and North Dakota alone may not be sufficient to fund both our continuing operations and our planned growth.  We will require additional capital to continue to operate our business beyond the initial phase of our current properties, and to further expand our exploration and development programs to additional properties.  We may be unable to obtain additional capital required.

Future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned expansion of operations going forward.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders.  This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.  The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a significant demonstrated operating history, the location of our oil and natural gas properties and prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and/or the loss of key management.  Further, if oil and/or natural gas prices on the commodities markets decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes, which may adversely impact our financial condition.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions expanding our business.  If we fail to effectively manage our growth, our financial results could be adversely affected.  Growth may place a strain on our management systems and resources.  We must continue to refine and expand our business capabilities, our systems and processes and our access to financing sources.  As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure that we will be able to:

▪	meet our capital needs;
▪	expand our systems effectively or efficiently or in a timely manner;
▪	allocate our human resources optimally;
▪	identify and hire qualified employees or retain valued employees; or
▪	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting the business of the Company.  We have a small management team, and the loss of a key individual or inability to attract suitably qualified staff could materially adversely impact our business.

Our success depends on the ability of our management and employees to interpret market and geological data correctly and to interpret and respond to economic market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments.  Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found.  We have sought to and will continue to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed.  If we are unable to attract and retain key personnel, our business may be adversely affected.

Our hedging activities could result in financial losses or could reduce our net income, which may adversely affect your investment in our common stock.

In order to manage our exposure to price risks in the marketing of our oil and natural gas production, we may enter into oil and natural gas price hedging arrangements with respect to a portion of our expected production.

While intended to reduce the effects of volatile oil and natural gas prices, such transactions may limit our potential gains and increase our potential losses if oil and natural gas prices were to rise substantially over the price established by the hedge.  In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which:

▪	our production is less than expected;
▪	there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement; or
▪	the counterparties to our hedging agreements fail to perform under the contracts.

Risks Related To Our Industry

Our exploration for oil and gas is risky and may not be commercially successful, and the advanced technologies we use cannot eliminate exploration risk, which could impair our ability to generate revenues from our operations.

Our future success will depend on the success of our exploratory drilling program.  Oil and gas exploration involves a high degree of risk.  These risks are more acute in the early stages of exploration.  Our ability to produce revenue and our resulting financial performance are significantly affected by the prices we receive for oil and natural gas produced from wells on our acreage.  Especially in recent years, the prices at which oil and natural gas trade in the open market have experienced significant volatility, and will likely continue to fluctuate in the foreseeable future due to a variety of influences including, but not limited to, the following:

▪	domestic and foreign demand for oil and natural gas by both refineries and end users;
▪	the introduction of alternative forms of fuel to replace or compete with oil and natural gas;
▪	domestic and foreign reserves and supply of oil and natural gas;
▪	competitive measures implemented by our competitors and domestic and foreign governmental bodies;
▪
political climates in nations that traditionally produce and export significant quantities of oil and natural gas (including military and other conflicts in the Middle East and surrounding geographic region) and regulations and tariffs imposed by exporting and importing nations;

▪	weather conditions; and
▪	domestic and foreign economic volatility and stability.

Oil and natural gas prices have generally increased over the past five years.  A reversing of that general trend could significantly impact the price paid for the oil and natural gas we produce, which could significantly limit our ability to acquire additional acreage and pursue development and production efforts on our existing acreage.  A significant decrease in oil and natural gas prices could also adversely impact our ability to raise additional capital to pursue future drilling activities.

Our expenditures on exploration may not result in new discoveries of oil or natural gas in commercially viable quantities.  It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof.

Even when used and properly interpreted, three-dimensional (3-D) seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators.  They do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible.  In addition, the use of three-dimensional (3-D) seismic data becomes less reliable when used at increasing depths.  We could incur losses as a result of expenditures on unsuccessful wells.  If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations.

We may not be able to develop oil and gas reserves on an economically viable basis, and our reserves and production may decline as a result.

If we succeed in discovering oil and/or natural gas reserves, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable.  On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and natural gas reserves.  Without the addition of reserves through acquisition, exploration or development activities, our reserves and production will decline over time as reserves are produced.  Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs.  Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs.  In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells.  These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions.  While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case.  Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

Estimates of oil and natural gas reserves that we make may be inaccurate and our actual revenues may be lower than our financial projections.

We will make estimates of oil and natural gas reserves, upon which we will base our financial projections.  We will make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions.  Economic factors beyond our control, such as interest rates, will also impact the value of our reserves.  The process of estimating oil and natural gas reserves is complex, and will require us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property.  As a result, our reserve estimates will be inherently imprecise.  Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those we estimate.  If actual production results vary substantially from our reserve estimates, this could materially reduce our revenues and result in the impairment of our oil and natural gas interests.

Drilling new wells could result in new liabilities, which could endanger our interests in our properties and assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills, among others.  The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future operating results.  We may become subject to liability for pollution, blow-outs or other hazards.  We intend to obtain insurance with respect to these hazards; however, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities.  The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets.  Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable.  Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

Decommissioning costs are unknown and may be substantial.  Unplanned costs could divert resources from other projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we use for production of oil and natural gas reserves.  Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.”  We have not yet determined whether we will establish a cash reserve account for these potential costs in respect of any of our properties or facilities, or if we will satisfy such costs of decommissioning from the proceeds of production in accordance with the practice generally employed in oilfield operations.  If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs.  The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

Our inability to obtain necessary facilities could hamper our operations.

Oil and gas exploration and development activities are dependent on the availability of drilling and related equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited.  To the extent that we conduct our activities in remote areas, needed facilities may not be proximate to our operations, which will increase our expenses.  Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities.  The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays.  Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

We may have difficulty distributing our production, which could harm our financial condition.

In order to sell the oil and natural gas that we are able to produce, we may have to make arrangements for storage and distribution to the market.  We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate.  This could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities.  These factors may affect our ability to explore and develop properties and to store and transport our oil and natural gas production and may increase our expenses.

Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we will operate, or labor disputes may impair the distribution of oil and/or natural gas and in turn diminish our financial condition or ability to maintain our operations.

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control.  World prices for oil and natural gas have fluctuated widely in recent years, and rose to record levels on a nominal basis in 2006.  We expect that prices will fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally.  Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry.  Prices may not remain at current levels.  Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

Increases in our operating expenses will impact our operating results and financial condition.

Exploration, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the oil and natural gas that we produce.  These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs.  If these costs exceed our expectations, this may adversely affect our results of operations.  In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets.  We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures.  We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them.  As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Environmental risks may adversely affect our business.

All phases of the oil and gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state and municipal laws and regulations.  Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations.  The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities.  Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material.  Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs.  The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge.  The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

Our insurance may be inadequate to cover liabilities we may incur.

Our involvement in the exploration for and development of oil and gas properties may result in our becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards.  Although we expect to obtain insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities.  In addition, such risks may not, in all circumstances, be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons.  The payment of such uninsured liabilities would reduce the funds available to us.  If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability for such events.

Our business will suffer if we cannot obtain or maintain necessary licenses.

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities.  Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors.  Our inability to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operations.

Challenges to our properties may impact our financial condition.

Title to oil and gas interests is often not capable of conclusive determination without incurring substantial expense.  While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist.  In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all.  If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate.  If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired. To mitigate tile problems it is common industry practice to obtain a Title Opinion from a qualified oil and gas attorney prior to the drilling operations of a well.

We will rely on technology to conduct our business and our technology could become ineffective or obsolete.

We rely on technology, including geographic and seismic analysis techniques and economic models, to develop our reserve estimates and to guide our exploration, development and production activities.  We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence.  The costs of doing so may be substantial, and may be higher than the costs that we anticipate for technology maintenance and development.  If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired.  Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would were our technology more efficient.

Risks Related to our Common Stock

There has been a limited trading market for our common stock.

There has been a limited trading market for our common stock on the Over-the-Counter Bulletin Board.  The lack of an active market may impair the ability of our investors to sell their shares of common stock at the time they wish to sell them or at a price that they consider reasonable.  The lack of an active market may also reduce the fair market value of the shares of our common stock.  An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.  We have begun trading on the American Stock exchange, which we expect to generally increase liquidity for our stockholders, although no assurances can be given that liquidity will in fact improve.

The market price of our common stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including:

▪
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

▪	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;
▪	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
▪	fluctuations in revenue from our oil and gas business as new reserves come to market;
▪	changes in the market for oil and natural gas commodities and/or in the capital markets generally;
▪	changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels;
▪	quarterly variations in our revenues and operating expenses;
▪	changes in the valuation of similarly situated companies, both in our industry and in other industries;
▪	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
▪	changes in the accounting methods used in or otherwise affecting our industry;
▪	additions and departures of key personnel;
▪	announcements of technological innovations or new products available to the oil and gas industry;
▪	announcements by relevant governments pertaining to incentives for alternative energy development programs;
▪	fluctuations in interest rates and the availability of capital in the capital markets; and
▪	significant sales of our common stock, including sales by selling stockholders following the registration of shares under a prospectus.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause the price of our common stock to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, including the coming to market of oil and natural gas reserves that we are able to discover and develop, expenses that we incur, the prices of oil and natural gas in the commodities markets and other factors.  If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

Stockholders will experience dilution upon the exercise of options.

As of December 31, 2007, we had authorized the issuance of up to 2,000,000 shares of common stock underlying options that may be granted, of which options for 1,660,000 shares of common stock had already been granted, and of those granted, 660,000 remain outstanding, pursuant to the Company’s 2006 Incentive Stock Option Plan.  If the holders of those remaining outstanding options exercise those options, stockholders may experience dilution in the net tangible book value of our common stock.  Further, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price.

Because our common stock was deemed a low-priced “Penny” stock at times during 2007, an investment in our common stock may be considered high risk and subject to marketability restrictions.

Our common stock traded at or below $5.00 at times during calendar year 2007, which qualified our common stock as a “penny stock,” as defined in Rule 3a51-1 under the Securities Exchange Act.  At such times as the trading price of our common stock is less than $5.00 per share, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10.  Those rules require broker-dealers, before effecting transactions in any penny stock, to:

▪	Deliver to the customer, and obtain a written receipt for, a disclosure document;
▪	Disclose certain price information about the stock;
▪	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
▪	Send monthly statements to customers with market and price information about the penny stock; and
▪	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

There can be no assurance that our common stock will continue to trade above $5.00 per share.  Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities.  These additional procedures could also limit our ability to raise additional capital in the future.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business.  Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all.  Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

Item 1B. Unresolved Staff Comments

    None.

Item 2.  Properties

Leasehold Properties

Our primary assets are located in the Williston Basin and as of December 31, 2007, include three principal positions—namely:

▪	Approximately 21,354 net acres located in Sheridan County, Montana, representing a stacked pay prospect;

▪
Approximately 13,000 net acres located in Mountrail County North Dakota, within and surrounding to the north and south the Parshall Field currently being developed by EOG Resources to target the Bakken Shale; and

▪
Approximately 7,500 net acres located in Burke and Divide Counties of North Dakota, in which we are targeting the Winnepegosis Shale using acreage in close proximity to a recent Continental Resources Discovery in the formation.

These properties target the same Bakken Shale resource formation.  We believe the Bakken formation represents one of the most oil rich, exciting plays in the Continental United States.  The North Dakota Geological Survey currently estimates the reserves in the Bakken formation to be 300 billion barrels, of which approximately 50% is thought to be currently recoverable, making it one of the largest resource plays in the Continental United States.  We possess three-dimensional (3-D) seismic data covering our acreage in Montana and North Dakota, which we hope to utilize to effectively target the most effective well locations on our acreage to most efficiently develop our properties. We commenced drilling on the Bakken properties in late 2007.

In addition, we control approximately 10,000 net acres located in the “Finger Lakes” region of Yates County, New York, in which we are targeting natural gas production from the Trenton/Black River, Marcellus and Queenstown-Medina formations.  We possess two-dimension (2-D) seismic data veering this position.  Two wells were recently permitted to be drilled by Chesapeake Energy proximal to our acreage.  We expect these wells to be drilled in 2008.  This property is outside of our core focus area and is subject to divestiture although no assurances can be given that we could complete a transaction.

Subsequent to December 31, 2007, we have increased our position in Mountrail County, North Dakota to approximately 22,000 net acres and have acquired approximately 1,500 net acres in and around Marathon Oil production in Dunn County, North Dakota.

We have a continuing working relationship with Montana Oil Properties, Inc., a top land leasing group out of Billings, Montana, with over 50 years of experience in land procurement in the region.  We believe this relationship will continue to produce opportunities for land acquisition and allow us to acquire the most promising prospects with great agility.

For a detailed description of our leasehold acquisition activities during fiscal year 2007, see “Business–Acreage Acquisitions and Recent Developments” in Item 1 of this report.

Reserves

As we have completed our first wells in the fourth quarter of 2007, we have not yet performed any reservoir engineering calculations. We anticipate initiating and performing our initial reservoir engineering calculations throughout the first and second fiscal quarters of 2008.

Production

As of December 31, 2007 we had two wells that had just begun to produce oil.  We have not yet received sales or payment data from our operating partners or purchasers regarding this production.  As of March 31, 2008 we are selling oil from a total of six separate wells.

Well Data

As of March 31, 2008, we have six productive oil wells that either we have drilled through our Brigham joint venture or on a “heads-up” basis directly proportionate to our working interest.  Three wells are located in Mountrail County, North Dakota, two wells are located in Dunn County, North Dakota and one well is located in Sheridan County, Montana.

Undeveloped and Developed Acreage

As of March 31, 2008, the Company owned rights to an aggregate of approximately 62,000 net mineral acres.  The majority of our current acreage remains undeveloped.  In 2007 we commenced drilling of 2 separate wells on an aggregate of approximately 960 net mineral acres in North Dakota and Montana. For a detailed description of our drilling activity, see “Business–Drilling Projects” in Item 1 of this report.

Drilling Activity

For a description of our Drilling Activity, see “Business–Drilling Projects” in Item 1 of this report.

Present Activities and Recent Developments

For a description of our Present Activities and Recent Developments, see “Business – Acquisitions in 2007 and Recent Developments” in Item 1 of this report.  We consider each of our significant properties to be suitable for its intended use.

Delivery Commitments

The Company does not currently have any delivery commitments for product obtained from its wells.

Item 3.  Legal Proceedings

Currently, no legal proceedings or claims are pending against or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.  To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.  No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth fiscal quarter of 2007.

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this annual report.  The following are our executive officers as of March 31, 2008.

Name	Age	Positions
Michael L. Reger	31	Director, Chief Executive Officer and Secretary
Ryan R. Gilbertson	32	Director and Chief Financial Officer

Michael L. Reger has served as our Chief Executive Officer, Secretary and a Director since the reverse merger with NOG in March 2007.  Mr. Reger has been primarily involved in the acquisition of oil & gas mineral rights for his entire professional life and is a director of Reger Oil based in Billings, Montana.  Mr. Reger holds a BA in Finance and an MBA in Finance/Management from the University of St. Thomas in St. Paul, Minnesota. The Reger family has a history of acreage acquisition in the Williston Basin dating to 1952.

Ryan R. Gilbertson has served as our Chief Financial Officer and a Director since the reverse merger with NOG in March 2007.  Mr. Gilbertson is a Principal of Crystal Bay Capital, a boutique investment banking firm focused on small to mid-size companies.  Mr. Gilbertson’s last position prior to founding Crystal Bay Companies was Director of Equity Derivative Trading and Strategy at Piper Jaffray in Minneapolis from March 2004 to August 2006. Prior to Piper Jaffray, Ryan was a portfolio manager at Telluride Asset Management, a multi-strategy hedge fund based in Wayzata, Minnesota. Ryan holds a BA from Gustavus Adolphus College.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) on January 19, 2006, under the symbol “KNTX”, but there was no active trading prior to approximately December 2006.  Effective April 3, 2007, after the Merger and name change, the Company’s symbol was changed to “NOGS.OB.”

The bid and offer price for the shares of common stock of our Company for the quarterly periods set forth below are as follows, although data prior to March 2007 is not applicable to the current structure of the Company:

	Closing Bid
Fiscal Year Ended December 31, 2007	High	Low
First Quarter	$ 5.00	$ 1.10
Second Quarter	5.50	3.40
Third Quarter	6.50	4.40
Fourth Quarter	7.90	4.92

Closing Bid
Fiscal Year Ended December 31, 2006	High	Low
First Quarter	NONE	NONE
Second Quarter	NONE	NONE
Third Quarter	$ 0.20	$ 0.20
Fourth Quarter	0.20	0.20

The prices set forth above were obtained from the National Quotation Bureau, Inc. and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.  Stock price data before March 20, 2007, is for the prior “shell company”—Kentex—and therefore may not be relevant to any analysis of the post-Merger Company.  Kentex common stock did not commence quotation until the third quarter of fiscal year 2006.

The last reported sales price for our common stock on the AMEX on March 28, 2008 was $7.05 per share.

Holders

As of March 31, 2008, 28,900,970 shares of our common stock were outstanding, held by approximately 500 shareholders of record.  The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors.  We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, and do not anticipate paying any dividends upon our common stock in the foreseeable future.  We intend to reinvest any earnings in the development and expansion of our business.  Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors or our Compensation Committee, based upon either the Board’s or the Committee’s assessment of:

▪	our financial condition and performance;
▪	earnings;
▪	need for funds;
▪	capital requirements;
▪	prior claims of preferred stock to the extent issued and outstanding; and
▪	other factors, including income tax consequences, restrictions and any applicable laws.

There can be no assurance, therefore, that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Incentive Stock Option Plan	660,000	$4.55	340,000

Equity compensation plans not approved by security holders
None	-	-	-
Total	660,000	$4.55	340,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On September 12, 2007, we issued 115,000 shares of restricted common stock to MOP as partial consideration for our acquisition of leases covering approximately 4,650 net mineral acres in Mountrail County, North Dakota.  On October 24, 2007, we issued an additional 132,500 shares of restricted common stock to MOP as partial consideration for our acquisition of leases covering approximately 4,197 net mineral acres in Mountrail County, North Dakota.  The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both are uncles of our Chief Executive Officer, Michael Reger.

On September 21, 2007, we issued 275,000 shares of restricted common stock to Gallatin Resources, LLC as partial consideration for our acquisition of leases covering approximately 10,000 net mineral acres in the Yates County, New York, which is located in the Appalachia Basin.  Mr. Carter Stewart, one of the Company’s directors, owns a 25% interest in Gallatin Resources, LLC.

In November 2007, we issued an aggregate of 62,000 shares of restricted common stock to Insight Capital Consultants Corporation and 17,500 shares of common stock to Wall Street Resources, Inc. as consideration for consulting services.  During November 2007, we also issued an aggregate of 44,000 shares of restricted common stock to four separate individuals who provided consulting services to the Company on various business matters.  Further, on November 26, 2007, we issued 75,000 shares of restricted common stock to Chad Winter upon commencement of his employment with the Company.

    All of the foregoing shares were issued pursuant to the exemption from registration provided in Section 4(2) of the Act.  In each instance, the recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and reports filed pursuant to the Exchange Act.  We reasonably believe that each recipient, immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of its investment.  Each recipient had the opportunity to speak with our officers and directors on several occasions prior to their investment decision.

Item 6.  Selected Financial Data

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements.  When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “target,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes.  Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

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

We have based these forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  You should consider carefully the statements in this “Item 1A. Risk Factors” and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Except as discussed below, a discussion of our past financial results is not pertinent to the business plan of the Company on a going forward basis, due to the change in our business which occurred upon consummation of the merger on March 20, 2007.

Overview and Outlook

We are an oil and gas exploration and production company.  Our properties are located in Montana, North Dakota and New York.  Our corporate strategy is to build shareholder value through the development and acquisition of oil and gas assets that exhibit economically producible hydrocarbons.

We currently control the rights to mineral leases on approximately 115,000 gross acres of land, 62,000 net acres of land.

Our goal is to explore for and develop hydrocarbons within the mineral leases we control as well as continue to expand our acreage position.  In order to accomplish our objectives we may need to achieve the following;

▪	Raise the necessary capital required to acquire, explore for and produce oil, conventional natural gas and unconventional natural gas;

▪	Assemble a group of talented and experienced employees, partners and consultants to execute the strategic objectives;

▪
Create value by executing an ‘asset roll up’ business plan, subsequently optimizing the value of each newly acquired property.  Executing this phase of the strategy should in turn provide asset value for the acquisition and enhancement of additional properties, and create synergies among these assets, further improving their value; and

▪	Identify and utilize industry partners to mitigate risk and leverage resources and acreage through joint ventures, farm-out agreements and strategic pooling of acreage.

Results of Operations for the period ended December 31, 2006 and December 31, 2007.

We are in the early stage of developing our properties in Montana, North Dakota and New York and currently have limited quantities of production from these properties.  Our operations to date have been limited to technical evaluation of the properties and the design of development plans to exploit the oil and gas industry resources on those properties as well as seeking opportunities to acquire additional oil and gas properties.

Although we had oil production in the fourth fiscal quarter of 2007 we did not receive payment from this production in the fiscal year.  As such, we will begin to recognize revenue when we are able to make the appropriate accounting determinations. As of March 31, 2008, we have established production from six total wells in which we hold small working interest, two of which had established production as of December 31, 2007. This production approximates 100 barrels of oil per day and we expect will increase to approximately 180 barrels of oil per day when two of the wells reach “payout.”  As of March 31, 2008 we intend to participate in the drilling of approximately 40 gross oil wells in 2008.

Our expenses to date have consisted principally of general and administrative costs.  We expect these costs to increase moderately as we proceed with our development plans.  In the future we expect to incur increased geologic, geophysical, and engineering costs.  Total expenses for the period from inception (October 5, 2006) through December 31, 2006, were $76,374 and for the twelve-month period ended December 31, 2007, were $4,513,189. We had a net loss of $76,107 for the period from inception (October 5, 2006) through December 31, 2006, and a net loss of $4,305,293 for the twelve-month period ended December 31, 2007.  Of this amount approximately $500,000 was a cash expense, the balance was related to share issuance costs which is expected to decrease substantially in 2008.

Operation Plan

During the next twelve months we plan to commence in earnest the development of our oil and gas properties in conjunction with our drilling partners.  We have several other projects that are in various stages of discussions and are continually evaluating oil and gas opportunities in the Continental United States

To accelerate the development program we may take on further joint venture or “working interest” partners that will contribute to the capital costs of drilling and completion and then share in revenues derived from production.  This economic strategy may allow us to utilize our own financial assets toward the growth of our leased acreage holdings, pursue the acquisition of strategic oil and gas producing properties or companies and generally expand our existing operations.

Because of our limited operating history we have recognized no revenues from the sale of oil and/or gas.  Our activities have been primarily limited to the negotiation of working interest agreements, mineral lease acquisition and preliminary analysis of reserves and production capabilities.  Consequently, we have incurred the expenses of start-up.

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

2008 Drilling Projects

In 2008, we intend to continue drilling efforts on our existing acreage covering an aggregate of 62,000 net mineral acres in Mountrail County, North Dakota and Sheridan County, Montana, and to commence drilling or participate in at least 40 new wells. For a detailed description of our drilling activity, see “Business–Drilling Projects” in Item 1 of this report.

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

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2007.

Current Assets	$ 10,502,630
Current Liabilities	$ 224,247
Working Capital	$ 10,278,383

Satisfaction of our cash obligations for the next 12 months.

We currently are funded to meet our minimum drilling commitments and expected general and administrative expenses for the first half of 2008.  The accelerated pace of development in the Bakken play may require us to access the capital markets at some point in 2008.  We intend to utilize one or more debt facilities to cover our projected shortfall, however there can be no assurance such capital will be available to us on favorable terms or at all.  We anticipate the continuing acquisition of acreage may require additional funds which we anticipate obtaining through the expected oil and gas sales commencing in 2008, from our substantial position in the rapidly developing Parshall Field as well as our other prospects.  A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our acreage acquisitions.  This would materially impact our ability to continue operations.  However, due to our low overhead, we are not dependant on new capital if we do not wish to accelerate our drilling programs and/or buy up working interests in potential wells during the next 24 months.

Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services.  As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development revenues from the sale of oil and gas, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

Over the next 24 months we believe that existing capital and anticipated funds from operations may not be sufficient to sustain planned expansion, primarily acreage acquisition.  Consequently, we may seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.  No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our stockholders.

We may incur operating losses over the next twelve months.  Our lack of operating history makes predictions of future operating results difficult.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration industry.  Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth.  To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The financial statements included in our filings have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.  Management may use borrowings and security sales to improve the Company’s cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.  The audited financial statements for Kentex for the fiscal year ended December 31, 2006, contained a statement by the auditors indicating their uncertainty that Kentex would be able to continue as a “going concern.”  The “going concern” disclosure is not presented in the report of our auditors filed herewith, and we believe that the “going concern” disclosure will not be required in our next published financials due to capital raised by the Company in September 2007.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of December 31, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  All internal control systems, no matter how well designed, have inherent limitations.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended December 31, 2007, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

We are incorporating by reference information in Items 10 through 14 below from the definitive proxy statement for our 2008 Annual Meeting of Stockholders, which we intend to file with the SEC not later than 120 days subsequent to December 31, 2007.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2008 Annual Meeting of Stockholders, which we intend to file with the SEC not later than 120 days subsequent to December 31, 2007.  We provided the information required by this item with respect to our executive officers in Part I of this report pursuant to Item 401(b) of Regulation S-K.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2008 Annual Meeting of Stockholders, which we intend to file with the SEC not later than 120 days subsequent to December 31, 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2008 Annual Meeting of Stockholders, which we intend to file with the SEC not later than 120 days subsequent to December 31, 2007.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2008 Annual Meeting of Stockholders, which we intend to file with the SEC not later than 120 days subsequent to December 31, 2007.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2008 Annual Meeting of Stockholders, which we intend to file with the SEC not later than 120 days subsequent to December 31, 2007.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

1.	Financial Statements
See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules
All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

3.	Exhibits
The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of the annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	March 31, 2008	By:	/s/ Michael Reger
Michael Reger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Michael L. Reger	Chief Executive Officer, Director and Secretary	March 31, 2008
Michael L. Reger

/s/ Ryan R. Gilbertson	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Director	March 31, 2008
Ryan R. Gilbertson

/s/ Loren J. O’Toole	Director	March 31, 2008
Loren J. O’Toole

/s/ Carter Stewart	Director	March 31, 2008
Carter Stewart

/s/ Jack King	Director	March 31, 2008
Jack King

/s/ Robert Grabb	Director	March 31, 2008
Robert Grabb

/s/ Lisa Bromiley Meier	Director	March 31, 2008
Lisa Bromiley Meier

NORTHERN OIL AND GAS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Northern Oil and Gas, Inc.

We have audited the accompanying balance sheets of Northern Oil and Gas, Inc. [an exploration stage company] as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2007 and for the period from inception [October 5, 2006] through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Oil and Gas, Inc., as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and for the period from inception [October 5, 2006] through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Mantyla McReynolds LLC
Salt Lake City, Utah
March 24, 2008

NORTHERN OIL AND GAS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2007	2006
Current Assets
Cash and Cash Equivalents	$10,112,660	$61,935
Restricted Cash	-	788,000
Prepaid Drilling Costs	364,290	-
Prepaid Expenses	25,680	1,000
Total Current Assets	10,502,630	850,935
Property and Equipment
Oil and Natural Gas Properties – Unproved, Using Full Cost Accounting:
Leasehold Interest – Montana	1,366,966	-
Leasehold Interest – North Dakota	3,417,738	-
Leasehold Interest - New York	2,802,807	-
Total Oil and Natural Gas Properties – Unproved	7,587,511	-
Office Equipment and Furniture, Net	41,323	-
Total Property and Equipment, Net	7,628,834	-
Other Assets
Deposit – MSP Leasehold	-	165,000
Deposit – Southfork Leasehold	-	65,000
Deposit – KNTX Shell	-	25,000
Total Other Assets	-	255,000

Total Assets	$18,131,464	$1,105,935

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$113,254	$-
Accrued Expenses	110,993
Investor Subscriptions Net of Issuance Costs	-	778,067
Convertible Notes Payable	-	365,000
Total Current Liabilities	224,247	1,143,067
Long-Term Liabilities	-	-
Total Liabilities	224,247	1,143,067
Stockholders' Equity (Deficit)
Preferred Stock, Par Value $.001; 100,000 Authorized, 0 Outstanding	-	-
Common Stock, Par Value $.001; 100,000,000 Authorized, 28,695,922
Outstanding (2006 – Par Value $.0001; 18,000,000 Shares Outstanding)	28,696	1,800
Additional Paid-In Capital	22,259,921	38,575
Subscriptions Receivable	-	(1,400)
Deficit Accumulated during Exploration Stage	(4,381,400)	(76,107)
Total Stockholders' Equity (Deficit)	17,907,217	(37,132)
Total Liabilities and Stockholders' Equity (Deficit)	$18,131,464	$1,105,935

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	From Inception on October 5, 2006 Through December 31, 2007
Revenues	$-	$-
Expenses
Share – Based Compensation Expense	2,366,417	2,404,992
General and Administrative Expense	2,146,772	2,184,571
Total Expenses	4,513,189	4,589,563
Loss from Operations	(4,513,189)	(4,589,563)
Other Income	207,896	208,163
Loss Before Income Taxes	(4,305,293)	(4,381,400)
Income Tax Provision (Benefit)	-	-
Net Loss	$(4,305,293)	$(4,381,400)
Net Loss Per Common Share – Basic and Diluted	$(0.18)	(0.19)
Weighted Average Shares Outstanding
Basic	23,667,119	22,566,222
Diluted	23,667,119	22,566,222

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated	Total
			Additional	Stock	Deficit During	Stockholders'
	Common Stock		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Balance at Inception (October 5, 2006)	-	$-	$-	$-	$-	$-
Common Stock Issued	18,000,000	1,800	-	(1,400)	-	400
Compensation Related Stock Option Grants	-	-	38,575	-	-	38,575
Net Income (Loss)	-	-	-	-	(76,107)	(76,107)
Balance – December 31, 2006	18,000,000	1,800	38,575	(1,400)	(76,107)	(37,132)
Payment on Stock Subscriptions Receivable	-	-	-	1,400	-	1,400
Sale of 2,501,573 Common Shares for $1.05 Per Share	2,501,573	250	2,626,402	-	-	2,626,652
Private Placement Costs	-	-	(9,933)	-	-	(9,933)
Issued 400,000 Common Shares to Montana Oil and
Gas, Inc. for Leasehold Interest	400,000	40	419,960	-	-	420,000
Issued 271,440 Shares to Southfork Exploration, LLC
for Leasehold Interest	271,440	27	284,985	-	-	285,012
Balance Immediately Prior to Reverse Acquisition
with Kentex	21,173,013	2,117	3,359,989	-	(76,107)	3,285,999
Reverse Acquisition with Kentex:
Recapitalization of NOG with Kentex Common
Stock Issued in the Acquisition (Par Value
Changed to $.001 Per Share)	-	19,056	(19,056)	-	-	-
Acquisition of Kentex	1,491,110	1,491	(1,491)	-	-	-
Legal Fees	-	-	(25,000)	-	-	(25,000)
Introduction Fee	-	-	(12,500)	-	-	(12,500)
Payment to Kentex Stockholders	-	-	(377,500)	-	-	(377,500)
Other Professional Fees	-	-	(36,062)	-	-	(36,062)
Totals of Reverse Acquisition	1,491,110	20,547	(471,609)	-	-	(451,062)
Balance Immediately After Reverse Acquisition
with Kentex	22,664,123	22,664	2,888,380	-	(76,107)	2,834,937
Shares Issued Pursuant to Consulting Agreements	73,500	74	380,656	-	-	380,730
Issued 100,000 Shares to Insight Capital Consultants	100,000	100	474,900	-	-	475,000
Compensation Related Stock Option Grants	-	-	2,366,417	-	-	2,366,417
Sale of 4,545,455 Common Shares for $3.30 Per Share (Unit Placement)	4,545,455	4,545	14,995,457	-	-	15,000,002
Private Placement Costs Net of Warrants Granted to Agent	-	-	(1,191,000)	-	-	(1,191,000)
Issued 115,000 Common Shares to Montana Oil and
Gas Properties, LLC for Leasehold Interest	115,000	115	577,185	-	-	577,300
Issued 275,000 Common Shares to Gallatin
Resources, LLC for Leasehold Interest	275,000	275	1,380,225	-	-	1,380,500
Issued 75,000 Shares as Compensation	75,000	75	388,425	-	-	388,500
Repurchase of 152,156 Common Shares	(152,156)	(152)	(1,049,724)	-	-	(1,049,876)
Issued Pursuant to Excecise of Options	1,000,000	1000	1,049,000	-	-	1,050,000
Net Income (Loss)	-	-	-	-	(4,305,293)	(4,305,293)
Balance – December 31, 2007	28,695,922	$28,696	$22,259,921	$-	$(4,381,400)	$17,907,217

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31, 2007	From Inception on October 5, 2006 Through December 31, 2007
Cash Flows from Operating Activities
Net Loss	$(4,305,293)	$(4,381,400)
Adjustments to Reconcile Net Loss to Net Cash Used for Operating Activities:
Depreciation	3,446	3,446
Issuance of Stock for Consulting Fees	855,730	855,730
Issuance of Stock for Compensation	388,500	388,500
Share – Based Compensation Expense	2,366,417	2,404,992
Increase in Prepaid Expenses	(24,556)	(25,556)
Increase in Accounts Payable	113,254	113,254
Increase in Accrued Expenses	110,993	110,993
Net Cash Used For Operating Activities	(491,509)	(530,041)

Cash Flows from Investing Activities
Purchases of Office Equipment and Furniture	(44,769)	(44,769)
Prepaid Drilling Costs	(364,290)	(364,290)
Oil and Gas Properties	(4,669,699)	(4,924,699)
Net Cash Used For Investing Activities	(5,078,758)	(5,333,758)

Cash Flows from Financing Activities
Repayments of Convertible Notes Payable (Related Party)	(165,000)	-
Proceeds from the Issuance of Common Stock – Net of Issuance Costs	14,997,992	15,976,459
Net Cash Provided by Financing Activities	14,832,992	15,976,459

Net Increase in Cash and Cash Equivalents	9,262,725	10,112,660

Cash and Cash Equivalents - Beginning of Period	849,935	-

Cash and Cash Equivalents – End of Period	$10,112,660	$10,112,660

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$-	$-
Cash Paid During the Period for Income Taxes	$-	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$2,662,812	2,662,812
Payment of Consulting Fees through Issuance of Common Stock	$855,730	855,730
Payment of Compensation through Issuance of Common Stock	$388,500	388,500
Cashless Exercise of Stock Options	$1,050,000	1,050,000

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Nature Of Business

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

Management has determined that the Company should focus on projects in the oil and gas industry primarily based in the Rocky Mountains and specifically the Williston Basin Bakken Shale formation. This is based upon a belief that the Company is able to create value via strategic acreage acquisitions and convert the value or portion thereof into production by utilizing experienced industry partners specializing in the specific areas of interest.  The Company has targeted specific prospects and has engaged in the drilling for oil and gas.  The Company is currently an exploration stage company.

The Company has four employees at this time, Chief Executive Officer Michael Reger, Chief Financial Officer Ryan Gilbertson, General Counsel James Sankovitz and Chad Winter.  The Company will seek to retain independent contractors to assist in operating and managing the prospects as well as to carry out the principal and necessary functions incidental to the oil and gas business.  With the continued acquisition of oil and natural gas properties, the Company intends to continue to establish itself with industry partners best suited to the areas of operation.  As the company continues to establish a revenue base with cash flow, it may seek opportunities more aggressive in nature.

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

Prior to the Merger, Kentex was a “shell company,” meaning that it had no material assets or operations other than to acquire another business or company; and NOG was a recently formed exploration stage company that had just commenced operations.  Privately-held companies desiring to “go public” in a manner other than an Initial Public Offering (“IPO”) often seek a reorganization or merger with a thinly capitalized publicly-held company.  This process avoids the high cost of the registration of securities for public sale, including attendant legal and accounting expenses, and the usually lengthy process involved in the registration of securities.

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

Note 2.  Significant Accounting Practices

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  As of December 31, 2007 we controlled approximately 21,354 net acres of leaseholds in Sheridan County, Montana, controlled approximately 13,000 net acres in Mountrail County, North Dakota, controlled approximately 7,500 net acres in Burke and Divide Counties, North Dakota and controlled approximately 10,000 net acres in Yates County, New York.  Capitalized amounts for these properties as of December 31, 2007, consist of $7,401,467 of acquisition costs and $186,044 of exploration costs.  Of these leaseholds, all acres are undeveloped and unproved.  See Note 3 for an explanation of activities on these properties.  Subsequent to December 31, 2007 we have increased our position in Mountrail County to approximately 22,000 net acres and have acquired approximately 1,500 acres in Dunn County, North Dakota.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

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

The following table sets forth a summary of unproved oil and gas property costs, consisting of acquisition and exploration costs, not being amortized as of December 31, 2007.

	For the Year ended December 31, 2007	For the Period from Inception (October 5, 2006) through December 31, 2006
Property Acquisition Costs	$7,401,467	$-
Exploration Costs	186,044	-
Total	$7,587,511	$-

The Company will begin amortizing costs when each project location is evaluated post drilling, which is currently estimated to be in the second quarter of 2008.

The Company’s unproved properties consist of leasehold acquisition and exploration costs in the following areas:

	Total	Montana	North Dakota	New York
2006 (From Inception on October 5, 2006)	$-	$-	$-	$-
2007 (Year Ended December 31)	7,587,511	1,366,966	3,417,738	2,802,807
Total	$7,587,511	$1,366,966	$3,417,738	$2,802,807

Prepaid Drilling Costs

The Company has paid $377,761 to Brigham Exploration for future drilling costs under the Company's Joint Venture with Brigham (See Note 3).  During the 2007 fiscal year, Brigham Exploration incurred drilling costs related to this project.  Our share of these drilling costs was $13,471.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to five years.  Depreciation expense was $3,446 for the year ended December 31, 2007.

The Company’s Property and Equipment and Accumulated Depreciation at December 31, 2007 are as follows:

Office Furniture and Equipment	$32,402
Leasehold Improvements	12,367
Total Property and Equipment (At Cost)	44,769
Less: Accumulated Depreciation	3,446
Total	$41,323

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.  SFAS No. 157 is intended to increase consistency and comparability among fair value estimates used in financial reporting.  As such, SFAS No. 157 applies to all other accounting pronouncements that require (or permit) fair value measurements, except for the measurement of share-based payments.  SFAS No. 157 does not apply to accounting standards that require (or permit) measurements that are similar to, but not intended to represent, fair value.  Fair value, as defined in SFAS No. 157, is the price to sell an asset or transfer a liability and therefore represents an exit price, not an entry price.  The exit price is the price in the principal market in which the reporting entity would transact.  Further, that price is not adjusted for transaction costs.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years except for certain nonfinancial assets and nonfinancial liabilities which have been deferred one year.  SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied.  We do not expect adoption of SFAS No. 157 to be material to our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We do not anticipate a material impact upon adoption of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) changes the accounting for and reporting of business combination transactions in the following way:  Recognition with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.  SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made in 2009 and forward.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB 51" (SFAS 160).  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SAFS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We do not anticipate a material impact upon adoption.

In March 2008, the FSAB issued FASS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not anticipate a material impact upon adoption.

Cash and Equivalents

Our cash positions represent assets held in Checking, Money Market Accounts and other short term instruments.  These assets are generally available to us on a daily or weekly basis and are highly liquid in nature.  Due to the balances being greater than $100,000, we do not have FDIC coverage on the entire amount of bank deposits.  The company believes this risk is minimal.

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment.  This statement requires us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

The average risk-free interest rate is determined using the U. S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option.

Options Granted November 1, 2007

On November 1, 2007, the Board of Directors granted 560,000 options to board members and one employee.  The total fair value of the options was recognized as compensation in 2007 as the optionees were immediately vested.  In computing the expected volatility, we used the combined historical volatility of NOGS common stock for a one month period and the blended historical volatility for two of NOGS peer companies over a period of four years and eleven months. In computing the exercise price we used the average closing/last trade price of the Company’s common stock for the five highest volume trading days during the 30-day trading period ending on the last trading day preceding the date of the grants.

The following assumptions were used for the Black-Scholes model:

November 1,
2007
Risk free rates	4.36%
Dividend yield	0%
Expected volatility	56%
Weighted average expected stock option life	5 Years

The “fair market value” at the date of grant for stock options granted using the formula relied upon for calculating the exercise price is as follows:

Weighted average fair value per share	$2.72
Total options granted	560,000
Total weighted average fair value of options granted	$1,524,992

Options Granted December 15, 2006

For the options granted in 2006 we used a basket of comparable companies to determine the volatility input.  We believe this fairly represents the volatility we may trade on were we a public company at the time of issuance.  The total fair value of the options were recognized as compensation over the 1 year vesting period.  In December 2007, our Chief Executive Officer Michael Reger and our Chief Financial Officer Ryan Gilbertson exercised 500,000 of these options each for a total of 1,000,000 of the 1,100,000 options exercised.

The following assumptions were used for the Black-Scholes model:

December 31,
2006
Risk free rates	4.75%
Dividend yield	0%
Expected volatility	64%
Weighted average expected stock option life	10 Years

The weighted average fair value at the date of grant for stock options granted is as follows:

Weighted average fair value per share	$0.80
Total options granted	1,100,000
Total weighted average fair value of options granted	$880,000

Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  FASB Statement No. 109 requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

Use of Estimates

The preparation of financial statements under generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Net Income (Loss) Per Common Share

Net Income (loss) per common share is based on the Net Income (loss) less preferred dividends divided by weighted average number of common shares outstanding.

Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the periods ended December 31, 2006 and 2007 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

As of the period ended December 31, 2007 there were 660,000 potentially dilutive shares from stock options that became exercisable during 2007.

In addition there are 4,818,183 warrants that were issued in conjunction with the September 12, 2007 private placement.  These warrants are presently exercisable and represent potentially dilutive shares.  These warrants have a blended exercise price of $5.50.  If all warrants were exercised the Company would receive proceeds of $26,500,006.

Note 3.  Oil and Gas Properties

Acquisitions

In February 2007, NOG acquired from Montana Oil Properties, Inc. (MOP) certain oil leases in Sheridan County, Montana for a total purchase price of $825,000 and 400,000 shares of NOG restricted common stock for approximately 21,354 net acres.  The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both are uncles of our Chief Executive Officer, Michael Reger.

On February 12, 2007, South Fork Exploration, LLC (SFE), a Montana Limited Liability Company assigned leases covering approximately 3,016 net acres in Mountrail County, North Dakota to NOG.  NOG paid $271,481 in cash and issued 271,440 shares of restricted common stock.  SFE’s president is J.R. Reger, brother of our Chief Executive Officer, Michael Reger.  J.R. Reger is also a shareholder of the Company.

On September 12, 2007 the Company acquired from MOP leasehold interests on approximately 4,650 net acres in Mountrail County, North Dakota.  The total consideration paid for this acreage was $2,500,000 in cash and 115,000 shares of restricted common stock.  $1,000,000 of the cash purchase price was paid by September 12, 2007, and the balance was paid January 2, 2008. As of December 31, 2007, no accrual was made for the balance amount pursuant to the optionality of the lease agreement.  The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both are uncles of our Chief Executive Officer, Michael Reger.

NOG entered into a letter agreement with Gallatin Resources, LLC to acquire certain oil and gas leases on approximately 10,000 net mineral acres in the Appalachia Basin.  The acreage is located in the “Finger Lakes” region of Yates County, New York.  On September 21, 2007, the Company closed on this acquisition.  Total consideration for this acreage was $1,420,000 in cash and 275,000 shares of restricted common stock.  Carter Stewart, one of the Company’s directors, owns a 25% interest in Gallatin Resources, LLC.

In September 2007, NOG commenced a continuous lease program with SFE to acquire approximately 7,500 acres in Burke and Divide Counties of North Dakota.  Under the terms of the program, NOG has paid SFE $426,000 in cash as of March 31, 2008.  $308,000 was paid in the fourth quarter of 2007, and $118,000 was paid on January 15, 2008. As of December 31, 2007, no accrual was made for the balance amount pursuant to the optionality of the lease agreement.  SFE’s president is J.R. Reger, brother of Michael Reger, the Company’s Chief Executive Officer.  J.R. Reger is also a shareholder in the Company.

On October 24, 2007, MOP assigned to the Company leases covering approximately 4,197 net acres in Mountrail County, North Dakota.  The total purchase price for this assignment is $2,098,785 in cash and 132,500 shares of restricted common stock.  As of December 31, 2007, we paid $500,000 to MOP and the balance was paid in February 2008.  As of December 31, 2007, no accrual was made for the balance amount pursuant to the optionality of the lease agreement.  The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both are uncles of our Chief Executive Officer, Michael Reger.

The Company has also completed other miscellaneous acquisitions in North Dakota.

Rincon Exploration

On April 20, 2007, we announced a farm out agreement with Rincon Exploration whereby we will contribute acreage to a spacing unit to be created for a Red River Formation test well.  Rincon and other partners would bear our share of the costs to the casing point of the well.  We would retain an undivided interest of 25% in our share of the spacing unit. On December 31, 2007, Rincon’s option to drill this Red River Location expired.  We have not determined whether we will attempt to drill this location in the future.

Brigham Exploration Joint Venture

On April 23, 2007 Brigham Exploration announced a Williston Basin joint venture with us under which Brigham will bear a portion of our costs on a series of wells and begin a continuous drilling program in 2008.

Approximately 3,000 net acres in Mountrail County, North Dakota and 22,000 net acres in Sheridan County, Montana are included under the terms of the joint venture.  The Mountrail County, North Dakota acreage is in close proximity to the high producing EOG wells in the Parshall field.  On 640-acre spacing, we estimate 19 net wells could be drilled by Brigham and the Company to fully explore and develop this acreage.  On the Sheridan County, Montana acreage, using 160-acre spacing, we estimate 137 net wells could be drilled.

Drilling under the Brigham joint venture commenced in the early fourth quarter of 2007.  On the Mountrail County, North Dakota acreage, we successfully completed the Bergstrom Family Trust 26 on or around December 27, 2007, a Bakken well that is producing approximately 120 barrels of oil per day.  We participated for a 6.25% working interest that converts to 24% working interest at payout.  We also completed the Hallingstad 27 on or around February 1, 2008, a Bakken well that is producing more than 400 barrels of oil per day.  We participated for a 8.4% working interest that converts to 20.5% working interest at payout.  On the Sheridan County, Montana acreage, we successfully completed the Richardson #25 on or around December 15, 2007, a Red River test well that is currently producing at approximately 300 barrels of oil per day.  The Company participated for a 10% working interest that converts to 37% working interest at payout, which is expected to occur in the second fiscal quarter of 2008.  Brigham expects to spud a second Red River well under the joint venture in the second fiscal quarter of 2008.

Note 4.  Preferred and Common Stock

There are currently no shares of Preferred stock outstanding.  There have been 100,000 shares authorized, and there are no rights and privileges currently defined for preferred stock.

On October 5, 2006 the Company issued for cash and subscriptions receivable, 18,000,000 shares of par value common stock.

At December 31, 2006, a total of 18,000,000 common shares were issued and outstanding.

In October 2006, the Company began a private placement offering of a maximum of 4,000,000 shares for sale for $1.05 (the “Offering”).  A minimum of 2,000,000 shares was needed to close on the Offering.  As of December 31, 2006, the Company had sold 750,476 shares for total consideration of $788,000.  These funds were deposited in a separate escrow account and were released upon the attainment of the minimum in the offering of 2,000,000 shares.  Therefore these funds were recorded as a liability on the Balance Sheet as of December 31, 2006, but have subsequently converted to stockholders’ equity.  The Offering was a private placement made under Rule 506 promulgated under the Securities Act of 1933 (the “Act”), as amended.  The securities offered and sold (or deemed to be offered and sold, in the case of underlying shares of common stock) in the Offering have been registered for resale under the Act as of October 10, 2007.

On February 1, 2007, the Offering closed with $2,626,652 being raised and 2,501,573 common shares being issued.

On May 3, 2007, the Company issued 100,000 shares of common stock to Insight Capital Consultants Corporation pursuant to a consulting agreement with them.  The stock issued was valued at $475,000 and expensed to general and administrative expense.  The shares were valued based on the market price of the Company’s stock on the date of issuance.

In September 2007, the Company completed a private placement of 4,545,455 shares of common stock to accredited investors at a subscription price of $3.30 per share for total gross proceeds of $15,000,002.  In addition to common stock, investors purchasing shares in the private placement received a warrant to purchase common stock.  For each share of common stock purchased in this transaction, the purchaser received the right to purchase one-half share of the Company’s common stock at a price of $5.00 per share for a period of 18 months from the date of closing and the right to purchase one-half share of the Company’s common stock at a price of $6.00 for a period of 48 months from the date of closing.  FIG Partners, LLC Energy Research and Capital Partners served as the exclusive placement agent for which it received consideration in cash and warrants.  The total number of shares that are issuable upon exercise of warrants, including the placement agent's warrant is 4,818,183.  In addition, four of our founders executed restriction agreements under which they agree not to sell shares of beneficial interest in the Company for a period of 18 months from the closing of this private placement, except under certain limited circumstances.  Approximately 13,289,000 shares of common stock are subject to the lock-up agreement.

In November 2007, the Company issued 73,500 shares of common stock to various consultants pursuant to consulting agreements.  The company also issued 75,000 shares of common stock to employee Chad Winter pursuant to a written employment agreement.  These 148,500 shares were valued at $769,230 at the time of issuance and expensed as general and administrative expenses.  The shares were valued at the calculated fair value of the Company’s stock on the date of the issuance.

In December 2007, Mike Reger and Ryan Gilbertson exercised a combined 1,000,000 stock options granted to them in 2006.

Note 5.  Related Party Transactions

NOG has purchased leasehold interests from South Fork Exploration, LLC (SFE).  SFE’s president is J.R. Reger, the brother of Michael Reger, CEO of NOG.  J.R. Reger is also a shareholder in NOG.  See Note 3.

NOG purchased leasehold interests from MOP.  MOP is controlled by Mr. Tom Ryan and Mr. Steven Reger, both are uncles of the Company’s CEO, Michael Reger.  See Note 3.

NOG has purchased leasehold interests from Gallatin Resources, LLC.  Carter Stewart, one of NOG’s directors, owns a 25% interest in Gallatin Resources, LLC.  See Note 3.

Note 6.  Stock Options/Stock Based Compensation

The Company’s Board of Directors approved a stock option plan in October 2006 (“2006 Stock Option Plan”) to provide incentives to employees, directors, officers, and consultants and under which 2,000,000 shares of common stock have been reserved for issuance.  The options can be either incentive stock options or non-statutory stock options and are valued at the fair market value of the stock on the date of grant.  The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value.  The exercise price of non-statutory options may not be less than 100% of the fair market value of the stock on the date of grant.  On December 15, 2006, 1,100,000 options were granted at a price of $1.05 per share.  500,000 options were granted to each Michael Reger and Ryan Gilbertson, and 100,000 options were granted to Douglas Polinsky.  As stated above, these options have an exercise price of $1.05 per share.  These options became fully vested on December 15, 2007.  In December 2007, Mike Reger and Ryan Gilbertson exercised their options under this plan (See Note 4).

On November 1, 2007 the Board of Directors granted an additional 560,000 of options under this 2006 Incentive Stock Option Plan.  The Company granted 500,000 options to members of the board and 60,000 options to Chad Winter.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment.  This statement requires us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options will be recognized as compensation over the vesting period (see Note 2 for calculation of fair value).  The Company received no cash consideration for these option grants.

The following table presents the impact on our statement of operations of stock-based compensation expense for the year ended December 31, 2007 and for the period from inception (October 5, 2006) through December 31, 2007:

		From Inception
		October 5,
	Year Ended	2006 through
	December 31,	December 31,
	2007	2007
Expenses	2,366,417	2,404,992
Stock-based compensation expense before taxes	2,366,417	2,404,992
Income tax benefit	-	-
Stock-based compensation expense after taxes	$2,366,417	$2,404,992

Changes in stock options for the years ended December 31, 2007 and 2006 were as follows:

2006:	Number Of Shares	Weighted Average Exercise Price		Remaining Contractual Term (in Years)	Intrinsic Value
Beginning balance	-	$
Granted	1,100,000		1.05
Outstanding at December 31	1,100,000		1.05	9.9	-
Exercisable	1,100,000		1.05	9.9	-
Weighted average fair value of options granted during year			$.80

2007:
Beginning balance	1,100,000	$
Granted	560,000		5.18
Exercised	1,000,000		1.05
Outstanding at December 31	660,000		4.55	9.7	1,581,200
Exercisable	660,000		4.55	9.7	1,581,200
Ending vested	660,000		4.55	9.7	1,581,200
Weighted average fair value of options granted during year			$2.72

NOTE 6.                      Stock Options/Stock Based Compensation – Continued

The following table summarized information about stock options outstanding at December 31, 2007:

	Outstanding Options			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
1.05	100,000	8.9	1.05	100,000	1.05
5.18	560,000	9.8	5.18	560,000	5.18
Total	660,000	9.7	4.55	660,000	$4.55

Currently Outstanding Options to Purchase Common Stock
•	No options were forfeited during the period from inception to December 31, 2007
•
The company recorded compensation expense related to these options of $38,575 for the period from inception through December 31, 2006 and $2,366,417 for the year ended December 31, 2007. There is no further compensation expense that will be recognized in future years, relating to all options that have been granted as of December 31, 2007, since the entire fair value compensation has been recognized during 2006 and 2007.

Note 7.  Income Taxes

The following is a reconciliation of the reported amount of income tax expense (benefit) for the periods ended December 31, 2007 and 2006 to the amount of income tax expenses that would result from applying the statutory rate to pretax income.

	2007	2006
Loss Before Income Taxes	$(4,305,293)	$(76,107)
Federal Statutory Rate	x 34%	x 25%
Taxes (Benefit) computed at Federal Statutory Rate	(1,460,000)	(19,027)
State Taxes (Benefit), Net of Federal Taxes	-	-
Effects of:
Other	(12,341)	11,368
Increase in Valuation Allowance	1,472,341	7,659
Reported Provision (Benefit)	$-	$-

At December 31, 2007, the Company has a net operating loss carryforward for Federal income tax purposes of $1,950,000 which expires in varying amounts during the tax years 2026 and 2027.

The components of the Company’s deferred tax asset were as follows:

	December 31,
	2007	2006
Net Operating Loss (NOL) Carryover	$665,000	$7,659
Share Based Compensation	815,000	-
Total Deferred Tax Assets	1,480,000	7,659
Less: Valuation Allowance	(1,480,000)	(7,659)
Net Deferred Tax Asset	$-	$-

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109” (FIN 48).  We adopted FIN 48 on January 1, 2007.  Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Upon the adoption of FIN 48, we had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on our financial statements, and we have recorded no additional interest or penalties.  The adoption of FIN 48 did not impact our effective tax rates.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the year ended December 31, 2007, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at December 31, 2007 relating to unrecognized benefits.

The tax year 2006 remains open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 8.	Operating Leases

Vehicles

The Company leases two vehicles under noncancelable operating leases.  Total rent expense under the agreements was approximately $22,000 for the year ended December 31, 2007.

Minimum future lease payments under these vehicle leases are as follows:

Year Ending December 31	Amount
2008	$26,000
2009	26,000
2010	15,000
Total	$67,000

Building

Effective February 2008, the Company entered into an operating lease agreement to lease 3,044 square feet of office space.  The lease requires initial gross monthly lease payments of $11,415.  The monthly payments increase by 4% on each anniversary date.  The lease expires in December 2012.

The Company was required to prepay $68,490, the first six months rent.  Minimum future lease payments under the building lease are as follows:

Year Ending December 31	Amount
2008	$136,980
2009	$142,459
2010	$148,151
2011	$154,087
2012	$160,236
Total	741,913

Prior to this lease the Company was paying $1,250 on a month-to- month lease.

Note 9.	Quarterly Results of Operations (UNAUDITED)

Quarterly data for the year end December 31, 2007 and the period from inception (October 5, 2006) to December 31. 2006 is as follows:

	Quarter Ended
	March 31	June 30,	September 30,	December 31,
2007:
Revenue	$-	$-	$-	$-
Expenses	297,719	894,720	309,487	3,011,263
Income from Operations	(297,719)	(894,720)	(309,487)	(3,011,263)
Other Income	10,133	13,660	42,189	141,914
Income Tax Expense	-	-	-	-
Net Loss	(287,586)	(881,060)	(267,298)	(2,869,349)
Net Loss Per Common Share - Basic and Diluted	(0.01)	(0.04)	(0.01)	(0.12)

2006:
Revenue	$-	$-	$-	$-
Expenses	-	-	-	76,374
Income from Operations	-	-	-	(76,374)
Other Income	-	-	-	267
Income Tax Expense	-	-	-	-
Net Loss	-	-	-	(76,107)
Net Loss Per Common Share - Basic and Diluted	-	-	-	(0.004)

* The second quarter 2007 financial statements were adjusted, from what was reported, as the company rescinded stock it had previously issued to Ibis Consulting Group, LLC.

NOTE 10.	Subsequent Events

On January 2, 2008, the Company issued 7,500 shares of restricted common stock to Roepke Communications in connection with a consulting agreement.  The shares were issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.

On January 7, 2008, the Company issued an aggregate of 147,548 shares of restricted common stock to MOP, of which 132,500 shares were issued as partial consideration for our acquisition of leases covering approximately 4,197 net mineral acres in Mountrail County, North Dakota pursuant to an agreement dated October 24, 2007, and the remaining 15, 048 shares were issued as partial consideration for our acquisition of leases covering approximately 4,650 net mineral acres in Mountrail County, North Dakota pursuant to an agreement dated September 12, 2007.  The shares were issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.  The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both are uncles our Chief Executive Officer, Michael Reger.

On March 14, 2008, the Company issued 20,000 shares of restricted common stock to James Sankovitz in connection with the initiation of his employment as an in-house legal counsel.  The shares were issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and are subject to vesting following Mr. Sankovitz's employment for a period of time or upon the occurrence of certain events specified in his employment agreement.

On March 18, 2008, the Company issued 30,000 shares of restricted common stock to MOP.  The shares were issued as partial consideration for our acquisition of leases covering approximately 1,600 net mineral acres in Mountrail County, North Dakota pursuant to an agreement dated January 18, 2008.  The shares were issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.  The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both are uncles of our Chief Executive Officer, Michael Reger.

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
2.1	Agreement and Plan of Merger, March 20, 2007, with exhibits	Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities Exchange Commission on March 22, 2007 (File No. 000-30955)
2.2	Written Action of the Board of Directors of Kentex Petroleum, Inc., constituting the plan and agreement of short-form merger with Northern Oil and Gas, Inc., dated March 20, 2007	Incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form SB-2 filed with the Securities Exchange Commission on June 11, 2007, as amended (File No. 333-143648)
3.1	Articles of Incorporation of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10-SB filed with the Securities Exchange Commission on July 6, 2000 (File No. 000-30955)
3.2	Certificate of Amendment to the Articles of Incorporation of Northern Oil and Gas, Inc., dated March 27, 1984	Incorporated by reference to Exhibit 3.3(i) to the Registrant’s Registration Statement on Form 10-SB filed with the Securities Exchange Commission on July 6, 2000 (File No. 000-30955)
3.3	Certificate of Amendment to the Articles of Incorporation of Northern Oil and Gas, Inc., dated October 5, 1999	Incorporated by reference to Exhibit 3.3(i) to the Registrant’s Registration Statement on Form 10-SB filed with the Securities Exchange Commission on July 6, 2000 (File No. 000-30955)
3.4	Written Action of the Board of Directors of Kentex Petroleum, Inc., authorizing name change to Northern Oil and Gas, Inc., dated March 20, 2007	Incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form SB-2 filed with the Securities Exchange Commission on June 11, 2007, as amended (File No. 333-143648)
3.5	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 6, 2007)(File No. 000-30955)
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2 filed with the Securities Exchange Commission on June 11, 2007, as amended (File No. 333-143648)
10.1	Montana Lease Acquisition Agreement with Montana Oil Properties, dated October 5, 2007	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities Exchange Commission on March 22, 2007 (File No. 000-30955)
10.2	North Dakota Lease Acquisition Agreement with Southfork Exploration, LLC, dated November 15, 2006	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities Exchange Commission on March 22, 2007 (File No. 000-30955)
10.3	Northern Oil and Gas, Inc. Incentive Stock Option Plan adopted November 3, 2006	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities Exchange Commission on March 22, 2007 (File No. 000-30955)
10.4	Form of Nonqualified Stock Option Agreement Under the Northern Oil and Gas, Inc. Incentive Stock Option Plan	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities Exchange Commission on March 22, 2007 (File No. 000-30955)

Exhibit Number	Description	Reference
10.5	Form of Convertible Promissory Note between Company and Messrs. Reger, Gilbertson and Polinsky	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities Exchange Commission on March 22, 2007 (File No. 000-30955)
10.6	Form of Principal Shareholders Agreement, including Exhibits	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities Exchange Commission on March 22, 2007 (File No. 000-30955)
10.7	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 14, 2007 (File No. 000-30955)
10.8	Form of Warrant	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 14, 2007 (File No. 000-30955)
10.9	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 14, 2007 (File No. 000-30955)
10.10	Placement Agency Agreement	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 14, 2007 (File No. 000-30955)
10.11	Form of Lock-Up/Leak-Out Agreement	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 14, 2007 (File No. 000-30955)
10.12	Letter Agreement between the Company and Gallatin Resources, LLC, dated June 25, 2007	Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2 filed with the Securities Exchange Commission on October 10, 2007 (File No. 333-146596)
10.13	Letter Agreement between the Company and Montana Oil & Gas Properties, LLC, dated August 13, 2007	Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form SB-2 filed with the Securities Exchange Commission on October 10, 2007 (File No. 333-146596)
10.14	Employment Agreement by and between Northern Oil and Gas, Inc. and Michael L. Reger, dated January 16, 2008	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2008 (File No. 000-30955)
10.15	Employment Agreement by and between Northern Oil and Gas, Inc. and Ryan R. Gilbertson, dated January 16, 2008	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on January 22, 2008 (File No. 000-30955)
10.16	Irrevocable Proxy Provided by Joseph A. Geraci II, Kimerlie Geraci Lantern Advisers, LLC, Isles Capital, LLC and Mill City Ventures, LP, dated February 21, 2008	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on March 19, 2008 (File No. 000-30955)
14.1	Code of Business Conduct and Ethics, effective as of November 30, 2007	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 6, 2007 (File No. 000-30955)
23.1	Consent of Independent Registered Public Accounting Firm Mantyla McReynolds LLC	Filed herewith

Exhibit Number	Description	Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

EXHIBIT 23.1
MANTYLA MCREYNOLDS LLC
 5872 South 900 East, Suite 250
Salt Lake City, Utah 84121
Telephone:  801.269.1818
Facsimile:  801.266.3481

The Board of Directors
Northern Oil and Gas, Inc.:

We hereby consent to the incorporation by reference in Registration Statement No. 333-148333 on Form S-8 and Registration Statement Nos. 333-146596 and 333-143648 on Form SB-2 of Northern Oil and Gas, Inc. (the “Company”) of our report dated March 24, 2008, with respect to the consolidated balance sheets of Northern Oil and Gas, Inc. (formerly Kentex Petroleum, Inc.), an exploration stage company, as of December 31, 2006 and December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception on October 5, 2006, through December 31, 2007 and the fiscal year ended December 31, 2007, which report appears in the December 31, 2007 annual report on Form 10-K of Northern Oil and Gas, Inc.

/s/ Mantyla McReynolds LLC

Salt Lake City, Utah
March 31, 2008

EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Michael L. Reger, Chief Executive Officer of Northern Oil and Gas, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Northern Oil and Gas, Inc. for the year ended December 31, 2007;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: March 31, 2008	By: /s/Michael L. Reger
Michael L. Reger Chief Executive Officer

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Ryan R. Gilbertson, Chief Financial Officer of Northern Oil and Gas, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Northern Oil and Gas, Inc. for the year ended December 31, 2007;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: March 31, 2008	By: /s/ Ryan R. Gilbertson
Ryan R. Gilbertson Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Northern Oil and Gas, Inc., (the “Company”) on Form 10-K for the period ended December 31, 2007, as filed with the United States Securities and Exchange Commission on the date hereof, (the “Report”), each of the undersigned officers of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	March 31, 2008	By:	/s/ Michael L. Reger
Michael L. Reger Chief Executive Officer and Director

Date:	March 31, 2008	By:	/s/ Ryan R. Gilbertson
Ryan R. Gilbertson Chief Financial Officer and Director

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.