Form 10-K/A
period 2007-12-31
NORTHERN OIL & GAS, INC.
filed 2008-04-21
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K/A
                                   (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission File No.  - 000-33999
__________________

NORTHERN OIL AND GAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-3848122
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2008 Annual Meeting of Stockholders were incorporated by reference into Part III of the original Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and are incorporated herein by reference.

NORTHERN OIL AND GAS, INC.

TABLE OF CONTENTS

		Page

Explanatory Note		2

Part II
Item 9A(T).	Controls and Procedures	2

Part IV
Item 15.	Exhibits and Financial Statement Schedules	3

Signatures		3

 EXPLANATORY NOTE:

Northern Oil and Gas, Inc. (the "Company") is filing this Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 to include a sentence at the end of the evaluation of disclosure controls and procedures clarifying that our management determined that our disclosure controls and procedures were effective as of December 31, 2007.  Except as expressly set forth in this Form 10-K/A, the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 has not been amended, updated or otherwise modified.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events.  Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K.  With this Amendment, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

PART II

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

As of December 31, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2007.

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

2

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

NORTHERN OIL AND GAS, INC.

Date:	April 21, 2008	By:	/s/ Michael Reger
Michael Reger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Michael L. Reger	Chief Executive Officer, Director and Secretary	April 21, 2008
Michael L. Reger

/s/ Ryan R. Gilbertson	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Director	April 21, 2008
Ryan R. Gilbertson

/s/ Loren J. O’Toole	Director	April 21, 2008
Loren J. O’Toole

/s/ Carter Stewart	Director	April 21, 2008
Carter Stewart

3

/s/ Jack King	Director	April 21, 2008
Jack King

/s/ Robert Grabb	Director	April 21, 2008
Robert Grabb

/s/ Lisa Bromiley Meier	Director	April 21, 2008
Lisa Bromiley Meier

4

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

5

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: April 21, 2008	By: /s/Michael L. Reger
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: April 21, 2008	By: /s/ Ryan R. Gilbertson
Ryan R. Gilbertson Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Northern Oil and Gas, Inc., (the “Company”) on Form 10-K for the period ended December 31, 2007, as filed with the United States Securities and Exchange Commission on the date hereof, (the “Report”), each of the undersigned officers of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	April 21, 2008	By:	/s/ Michael L. Reger
Michael L. Reger Chief Executive Officer and Director

Date:	April 21, 2008	By:	/s/ Ryan R. Gilbertson
Ryan R. Gilbertson Chief Financial Officer and Director

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.