Form 10-Q
period 2008-03-31
NORTHERN OIL & GAS, INC.
filed 2008-05-15
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-33999

NORTHERN OIL AND GAS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	95-3848122
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer I.D. No.)

315 Manitoba Avenue – Suite 200
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
Yes ☐ No ☒

As of May 14, 2008, there were 31,269,150 shares of our common stock, par value $0.001, outstanding.

NORTHERN OIL AND GAS, INC.
FORM 10-Q

March 31, 2008

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

ASSETS
	March 31,	December 31,
	2008	2007
	(UNAUDITED)
CURRENT ASSETS
Cash and Cash Equivalents	$1,967,740	$10,112,660
Short-term Investments	3,659,450	-
Trade Receivables	220,015	-
Other Current Assets	115,633	389,970
Total Current Assets	5,962,838	10,502,630

PROPERTY AND EQUIPMENT, AT COST
Oil and Natural Gas Properties, Full Cost Method (including unevaluated costs of
$13,209,500 at 3/31/08 and $7,587,511 at 12/31/2007)	14,752,693	7,587,511
Other Property and Equipment	247,003	44,769
Total Property and Equipment	14,999,696	7,632,280
Less - Accumulated Depreciation and Depletion	52,646	3,446
Total Property and Equipment, Net	14,947,050	7,628,834

Total Assets	$20,909,888	$18,131,464

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$481,696	$113,254
Checks Issued, not Cashed	177,741	-
Accrued Expenses	15,175	110,993
Short Term Loan	1,519,487	-
Total Current Liabilities	2,194,099	224,247

LONG-TERM LIABILITIES	-	-

Total Liabilities	2,194,099	224,247

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001; 100,000,000 Authorized, 28,900,970
Outstanding (2007 – Par Value $.001; 28,695,922 Shares Outstanding)	28,901	28,696
Additional Paid-In Capital	23,190,679	22,259,921
Retained Deficit	(4,568,677)	(4,381,400)
Obligations to Issue Stock	205,960	-
Accumulated Other Comprehensive Income (Loss)	(141,074)	-
Total Stockholders' Equity	18,715,789	17,907,217

Total Liabilities and Stockholders' Equity	$20,909,888	$18,131,464

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended
	March, 31
	2008	2007
REVENUES
Oil and Gas Sales	$285,729	$-
Gain on Derivatives	1,300	-
	287,029	-

OPERATING EXPENSES
Production Expenses	13,492	-
General and Administrative Expense	507,883	297,459
Depletion and Depreciation	49,200	260
Total Expenses	570,575	297,719

LOSS FROM OPERATIONS	(283,546)	(297,719)

OTHER INCOME	96,269	10,133

LOSS BEFORE INCOME TAXES	(187,277)	(287,586)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS	$(187,277)	$(287,586)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding – Basic	28,849,731	20,196,836

Weighted Average Shares Outstanding - Diluted	28,849,731	20,196,836

                    The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(187,277)	$(287,586)
Adjustments to Reconcile Net Loss to Net Cash Used for Operating Activities:
Depletion and Depreciation	49,200	260
Issuance of Stock for Consulting Fees	49,875	-
Market Value adjustment of Derivative Instruments	(1,300)	-
Share – Based Compensation Expense	-	216,986
Increase in Trade Receivables	(220,015)
Increase in Prepaid Expenses	(88,653)	(61,528)
Increase in Accounts Payable	368,442	33,339
Decrease in Accrued Expenses	(95,818)	-
Net Cash Used For Operating Activities	(125,546)	(98,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(202,234)	(8,672)
Prepaid Drilling Costs	364,290	-
Increase in Short-term Investment, net	(3,800,524)	-
Oil and Gas Properties	(6,118,134)	(841,481)
Net Cash Used For Investing Activities	(9,756,602)	(850,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Checks Issued, not Cashed	177,741	-
Increase in Margin Loan	1,519,487
Repayments of Convertible Notes Payable (Related Party)	-	(165,000)
Cash Paid for Listing Fee	(65,000)
Proceeds from the Issuance of Common Stock – Net of Issuance Costs	-	1,187,895
Proceeds from Exercise of Stock Options	105,000	-
Net Cash Provided by Financing Activities	1,737,228	1,022,895

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,144,920)	74,213

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	10,112,660	849,935

CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,967,740	$924,148

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$-	$-
Cash Paid During the Period for Income Taxes	$-	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$1,047,048	$705,012
Payment of Consulting Fees through Issuance of Common Stock	$49,875	$-

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2008

NOTE 1         ORGANIZATION AND NATURE OF BUSINESS

Northern Oil and Gas, Inc. (the “Company,” “we,” “us,” “our” and words of similar import) is a growth-oriented independent energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties.  Prior to March 20, 2007, our name was “Kentex Petroleum, Inc.”  The Company took its present form on March 20, 2007, when Kentex completed a so-called short-form merger with its wholly-owned subsidiary, Northern Oil and Gas, Inc. (“NOG”), a Nevada corporation engaged in the Company’s current business, in which NOG merged into Kentex and Kentex was the surviving entity.  As part of the short-form merger, Kentex changed its name to “Northern Oil and Gas, Inc.” A more complete description of this transaction is set forth in Part I, Item 1 under the heading “Business—Overview” and in Note 1 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2008. The Company’s common stock trades on the American Stock Exchange under the symbol “NOG”.

The Company will continue to focus on projects in the oil and gas industry primarily based in the Rocky Mountains and specifically the Williston Basin Bakken Shale formation. This is based upon a belief that the Company is able to create value via strategic acreage acquisitions and convert the value or portion thereof into production by utilizing experienced industry partners specializing in the specific areas of interest.  The Company has targeted specific prospects and has engaged in the drilling for oil and gas.

The Company had four employees as of March 31, 2008.  Our land acquisition and field operations, along with various other services, are outsourced through the use of consultants and drilling partners.  The Company will continue to retain independent contractors to assist in operating and managing the prospects as well as to carry out the principal and necessary functions incidental to the oil and gas business.  With the continued acquisition of oil and natural gas properties, the Company intends to continue to establish itself with industry partners best suited to the areas of operation.  As the Company continues to establish a revenue base with cash flow, it may seek more aggressive opportunities.

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

NOTE 2         BASIS OF PRESENTATION

The financial information included herein is unaudited, except the balance sheet as of December 31, 2007, which has been derived from our audited financial statements as of December 31, 2007.  However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2007, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  SFAS No. 141(R) changes the accounting for and reporting of business combination transactions in the following way:  Recognition with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.  SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made in 2009 and forward.

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

NOTE 3         SIGNIFICANT ACCOUNTING PRACTICES

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical evaluation expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  As of March 31, 2008, we controlled approximately 21,354 net acres of leaseholds in Sheridan County, Montana with primary targets including the Red River and Mission Canyon formations, 31,000 net acres, primarily in Mountrail County, North Dakota, targeting the Bakken Shale and 10,000 net acres in Yates County, New York that is prospective for Marcellus Shale and Trenton-Black River natural gas production. See Note 6 for an explanation of activities on these properties.

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

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying period-end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the Balance Sheet (following SEC Staff Accounting Bulletin No. 106).  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.

Other Property and Equipment

Property and equipment that are not oil and gas property are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to five years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  We have not recognized any impairment losses on non oil and gas long-lived assets.  Depreciation expense was $8,031 for the three months ended March 31, 2008.

Impairment

SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets, requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting (which we use) are excluded from this requirement bud continue to be subject to the full cost method's impairment rules.

Cash, Cash Equivalents and Short Term Investments

Our cash positions represent assets held in Checking, Money Market Accounts and other short term instruments.  These assets are generally available to us on a daily or weekly basis and are highly liquid in nature.  Due to the balances being greater than $100,000, we do not have FDIC coverage on the entire amount of bank deposits.  The company believes this risk is minimal.

Derivative Instruments and Price Risk Management

The Company uses derivative instruments to manage market risks resulting from fluctuations in the prices of oil and natural gas.  The Company may periodically enter into derivative contracts, including price swaps, caps and floors, which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of oil or natural gas without the exchange of underlying volumes.  The notional amounts of these financial instruments would be based on expected production from existing wells. The company has, and may continue to use exchange traded futures contracts to hedge the delivery price of oil at a future date.

The Company has elected not to designate any derivative contracts as accounting hedges under SFAS No. 133.  As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Under the mark-to-market accounting method, realized and unrealized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the statement of operations rather than as a component of other comprehensive income or other income (expense).

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of SFAS No. 123(R), Share Based Payment.  This statement requires us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

The average risk-free interest rate is determined using the U. S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option.

Options Granted November 1, 2007

On November 1, 2007, the Board of Directors granted 560,000 options to board members and one employee.  The total fair value of the options was recognized as compensation in 2007 as the optionees were immediately vested.  In computing the expected volatility, we used the combined historical volatility of the Company’s common stock for a one month period and the blended historical volatility for two of our peer companies over a period of four years and eleven months.  In computing the exercise price we used the average closing/last trade price of the Company’s common stock for the five highest volume trading days during the 30-day trading period ending on the last trading day preceding the date of the grants.

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

Revenue Recognition and Gas Balancing

We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of March 31, 2008 and December 31, 2007, our gas production was in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest equaled our entitled interest in gas production from those wells.

Net Income (Loss) Per Common Share

Net Income (Loss) per common share is based on the Net Income (Loss) less preferred dividends divided by weighted average number of common shares outstanding.

Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the period ended March 31, 2008 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

As of March 31, 2008 there were 560,000 potentially dilutive shares from stock options that became exercisable in 2007.

In addition there are 4,818,183 warrants that were issued in conjunction with the September 12, 2007 private placement.  These warrants are presently exercisable and represent potentially dilutive shares.  These warrants have a blended exercise price of $5.50.  If all warrants were exercised the Company would receive proceeds of $26,500,006.  As of April 25, 2008, 2,071,817 warrants were exercised resulting in proceeds to the company of approximately $9,800,000.

NOTE 4         SHORT-TERM INVESTMENTS

Short-term investments primarily consist of investment grade securities that either mature within the next 12 months or have other characteristics of short-term investments, such as auction dates within at least six months of the prior auction date or being available to be used for current operations even if some maturities may extend beyond one year.  All auction rate securities are classified as short-term investments.

All marketable debt and equity securities that are included in short-term investments are considered available-for-sale and are carried at fair value.  The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (loss).  Fair values are based on quoted market prices provided to us by our prime broker.  When securities are sold, their cost is determined based on the first-in first-out method.  The realized gains and losses related to these securities are included in investment income in the statements of operations.  Although we have elected to mark the value of certain auction market securities at less than par, we expect to eventually receive full value as the market returns to a more stable condition.  We continue to earn interest on these securities and our prime broker has allowed us to borrow up to 100% of their value at a rate less than the interest they bear.

The following is a summary of our short-term available-for-sale investments as of March 31, 2008:

	Cost at March 31, 2008	Unrealized (Loss)	Fair Market Value at March 31, 2008
Muncipal Bonds	$2,800,000	$(109,650)	$2,690,350
Auction Market Securities	1,000,524	(31,424)	969,100
Total Short-Term Investments	$3,800,524	$(141,074)	$3,659,450

NOTE 5         PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008, consisted of the following:

Oil and Gas Properties, Full Cost Method
Unevaluated Costs, Not Subject to Amortization or Ceiling Test	$13,209,500
Evaluated Costs	1,543,193
14,752,693
Office Equipment, Furniture, and Software	247,003
14,999,696
Less: Accumulated Depreciation, Depletion, and Amortization	(52,646)
Property and Equipment	$14,947,050

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Three-Month Period Ended March 31,
	2008	2007
Depletion of Costs for Evaluated Oil and Gas Properties	$40,636	$-
Depreciation of Office Equipment, Furniture, and Software	8,564	260
Total Depreciation, Depletion, and Amortization Expense	$49,200	$260

NOTE 6         OIL AND GAS PROPERTIES

Acquisition – Related Party Transactions

In February 2007, NOG acquired from Montana Oil Properties, Inc. (“MOP”) certain oil leases in Sheridan County, Montana for a total purchase price of $825,000 and 400,000 shares of NOG restricted common stock, valued at $1.05 per share based on the current offering price for the security, for approximately 21,354 net acres.  The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan; both are relatives of our Chief Executive Officer, Michael Reger.

On February 12, 2007, South Fork Exploration, LLC (“SFE”), a Montana Limited Liability Company assigned leases covering approximately 3,016 net acres in Mountrail County, North Dakota to NOG.  NOG paid $271,481 in cash and issued 271,440 shares of restricted common stock, valued at $1.05 per share based on the current offering price for the security.  SFE’s president is J. R. Reger, brother of our Chief Executive Officer Michael Reger.  J. R. Reger is also a shareholder of the company.

On September 12, 2007 the Company acquired from MOP leasehold interests on approximately 4,650 net acres in Mountrail County, North Dakota.  The total consideration paid for this acreage was $2,704,728.50 in cash and 130,048 shares of restricted common stock.  The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both are relatives of our Chief Executive Officer, Michael Reger.

The Company entered into an agreement with Gallatin Resources, LLC to acquire certain oil and gas leases on approximately 10,000 net mineral acres in the Appalachia Basin.  The acreage is located in the "Finger Lakes" region of Yates County, New York.  On September 21, 2007 the company closed on this acquisition.  Total consideration for this acreage was $1,420,000 in cash and 275,000 shares of restricted common stock valued at $4.75 per share based on current market pricing.  Carter Stewart, one of the Company’s directors, owns a 25% interest in Gallatin Resources, LLC.

In September 2007, we commenced a continuous lease program with SFE to acquire approximately 7,500 acres in Burke and Divide Counties of North Dakota.  As of March 31, 2008, the Company has paid SFE $520,600 for all acreage secured under the program. SFE’s president is J.R. Reger, brother of Michael Reger, the Company’s Chief Executive Officer.  J.R. Reger is also a shareholder in the Company.

On October 24, 2007, MOP assigned to the Company leases covering approximately 4,868 net acres in Mountrail County, North Dakota.  The total purchase price for this assignment is $2,434,325 in cash and 153,746 shares of restricted common stock.  As of March 31, 2008, 21,246 of the restricted common stock has not been issued.  The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both are relatives of our Chief Executive Officer, Michael Reger.

On January 18, 2008, MOP assigned to the Company leases covering approximately 1,600 net acres in Mountrail County, North Dakota.  The total purchase price for this assignment is $800,000 in cash and 30,000 shares of restricted common stock.  As of March 31, 2008, we paid $200,000 to MOP.  As of March 31, 2008, no accrual was made for the balance amount pursuant to the optionality of the lease agreement.  The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both are relatives of our Chief Executive Officer, Michael Reger.

The Company has also completed other miscellaneous acquisitions in North Dakota.

Brigham Exploration (NASD: BEXP) Joint Venture

On April 23, 2007 Brigham Exploration announced a Williston Basin joint venture with us under which Brigham will bear a portion of our costs on a series of wells and begin a continuous drilling program in 2008.

Approximately 3,000 net acres  in Mountrail County, North Dakota and 22,000 net acres in Sheridan County, Montana are included under the terms of the joint venture.  The Mountrail County, North Dakota acreage is in close proximity to the high producing EOG wells in the Parshall field.  On 640-acre spacing,  4.6 net wells could be drilled by Brigham and the Company to fully explore and develop this acreage.  On the Sheridan County, Montana acreage, using 160-acre spacing, 137 net wells could be drilled.

Drilling under the Brigham joint venture commenced in the early fourth quarter of 2007.  On the Mountrail County, North Dakota acreage, we successfully completed the Bergstrom Family Trust 26 on or around December 27, 2007, a Bakken well that is producing approximately 120 barrels of oil per day.  We participated for a 6.25% working interest that converts to 24% working interest at payout.  We also completed the Hallingstad 27 on or around February 1, 2008, a Bakken well that is produced at an initial rate of more than 400 barrels of oil per day.  We participated for a 8.4% working interest that converts to 20.5% working interest at payout.  On the Sheridan County, Montana acreage, we successfully completed the Richardson #25 on or around December 15, 2007, a Red River test well that began production at a rate of approximately 300 barrels of oil per day.  The Company participated for a 10% working interest that converts to 37% working interest at payout, which is expected to occur in the second fiscal quarter of 2008.  On April 26, 2008, Brigham commenced the drilling of the Richardson #30, the next well in the joint venture.  The Richardson #30 offsets the productive Richardson #25.  Northern has the option to participate with up to a 25% working interest that will convert to 32% at payout as well as retain a 1% ORRI.  Northern has not yet made its election of working interest in this well.

NOTE 7        PREFERRED AND COMMON STOCK

The Company has neither authorized nor issued any shares of preferred stock.

In October 2006, NOG began a private placement offering of a maximum of 4,000,000 shares for sale for $1.05 (the “Offering”).  A minimum of 2,000,000 shares was needed to close on the Offering.  The Offering was a private placement made under Rule 506 promulgated under the Securities Act of 1933 (the “Act”), as amended.  The securities offered and sold (or deemed to be offered and sold, in the case of underlying shares of common stock) in the Offering have been registered for resale under the Act as of October 10, 2007.

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

In November 2007, the Company issued 73,500 shares of common stock to various consultants pursuant to consulting agreements.  The Company also issued 75,000 shares of common stock to employee Chad Winter pursuant to a written employment agreement.  The 148,500 shares were valued at $769,230 at the time and expensed as a general and administrative expense.  The shares were valued at the calculated fair value of the Company’s stock on the date of the issuance.

In December 2007, Michael Reger and Ryan Gilbertson, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, exercised a combined 1,000,000 stock options granted to them in 2006.

In January 2008, the Company issued 7,500 shares of restricted common stock to Roepke Communications, Inc. pursuant to a consulting agreement.  The shares were valued at $49,875 and expensed to general and administrative expense.  The shares were valued based on the market price of the Company’s stock on the date of issuance.

In March 2008, Douglas Polinsky exercised 100,000 stock options granted to him in 2006.  The shares related to this exercise were not issued until April 2008.

Restricted Stock Awards

In March 2008, the Company issued 20,000 shares of restricted common stock to employee James Sankovitz pursuant to a written employment agreement.  The issuance of restricted stock is intended to retain and motivate the employee.  The fair value of the award was $140,500 or $7.03 per share, the average market value of a share of Common Stock on the date the stock was issued. The fair value will be expensed over the one-year term of the award.  Vesting of the shares is contingent on the employee maintaining employment with the Company and other restrictions included in the employment agreement.

NOTE 8         RELATED PARTY TRANSACTIONS

The Company has purchased leasehold interests from South Fork Exploration, LLC (SFE).  SFE’s president is J.R. Reger, the brother of Michael Reger, CEO of NOG.  J.R. Reger is also a shareholder in NOG.  See Note 6.

The Company also has purchased leasehold interests from MOP.  MOP is controlled by Mr. Tom Ryan and Mr. Steven Reger, both are relatives of the Company’s CEO, Michael Reger.  See Note 6.

The Company also has purchased leasehold interests from Gallatin Resources, LLC.  Carter Stewart, one of NOG’s directors, owns a 25% interest in Gallatin Resources, LLC.

NOTE 9         STOCK OPTIONS/STOCK BASED COMPENSATION

NOG’s board of directors approved a stock option plan in October 2006 (“2006 Stock Option Plan”) to provide incentives to employees, directors, officers, and consultants and under which 2,000,000 shares of common stock have been reserved for issuance.  The 2006 Stock Option Plan was assumed by the Company in connection with the merger with NOG in March 2007.  The options can be either incentive stock options or non-statutory stock options and are valued at the fair market value of the stock on the date of grant.  The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value.  The exercise price of non-statutory options may not be less than 100% of the fair market value of the stock on the date of grant.  On December 15, 2006, 1,100,000 options were granted at a price of $1.05 per share. 500,000 options were granted to each Michael Reger and Ryan Gilbertson, and 100,000 options were granted to Douglas Polinsky.  As stated above, these options have an exercise price of $1.05 per share.  These options became fully vested on December 15, 2007.  In December 2007, Michael Reger and Ryan Gilbertson, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, exercised their options under this plan.  In March 2008, Douglas Polinsky exercised his options under this plan.

On November 1, 2007 the Board of Directors granted an additional 560,000 of options under the 2006 Stock Option Plan.  The Company granted 500,000 options, in aggregate, to members of the board and 60,000 options to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.

The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R), Share Based Payment.  This statement requires us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options will be recognized as compensation over the service period (see Note 2 for calculation of fair value).  The Company received no cash consideration for these option grants.

Currently Outstanding Options:
•	100,000 options were exercised in the three months ended March 31, 2008.
•	No options were forfeited during the three months ended March 31, 2008.
•	560,000 options are exercisable as of March 31, 2008.
•
The Company recorded compensation expense related to these options of $2,366,417 for the year ended December 31, 2007.  There is no further compensation expense that will be recognized in future years relating to an options that had been granted as of March 31, 2008, because the entire fair value compensation has been recognized.

NOTE 10       DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company has purchased a commodity swap contract to (i) reduce the effects of volatility in price changes on the oil commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow.

As of March 31, 2008, the Company holds one open commodity derivative contract.  The futures contract settlement date is December 2008 for 10,000 barrels of oil at $98.50 per barrel.  The fair market value gain of the contract as of March 31, 2008 is $1,300 based on the NYMEX reference price.

NOTE 11       FAIR VALUE

Effective January 1, 2008, the fair values of the Company's derivative financial instruments also reflect the Company's estimate of the default risk of the parties in accordance with Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" (SFAS 157).  The fair value of the Company's derivative financial instruments is determined based on counterparties’ valuation models that utilize market-corroborated inputs. The fair value of the Company's short-term investments are based on either quoted market prices or counterparties valuation models that utilize market corroborative inputs.  The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of March 31, 2008.  The current asset amounts represent the fair values expected to be included in the results of operations for the subsequent year.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Short-term Investments	$2,690,350	$969,100	$-
Current derivative assets	-	1,300	-
Total	$2,690,350	$970,400	$-

NOTE 12       SUBSEQUENT EVENTS

In April 2008, the Company entered into a land bank arrangement with Deephaven MCF Acquisition, LLC, an affiliate of Deephaven Capital Management LLC, pursuant to which the Company may acquire leases having an aggregate value of up to $8.1 million.  Under the arrangement, Deephaven will acquire certain qualifying leases in the Bakken Shale play in Mountrail County, North Dakota, which leases can then be acquired by the Company at any time during the initial year that Deephaven owns such leases.

In April 2008, the Company received gross proceeds of $310,800 from the exercise of outstanding stock options granted on November 1, 2007.  The option exercise resulted in the issuance of 60,000 shares of the Company’s common stock.

On or about April 24, 2008 and April 25, 2008 the Company received gross proceeds of approximately $9.8 million from the exercise of outstanding warrants previously issued in connection with the Company’s September 2007 institutional private placement.  The warrants resulted in the issuance of an aggregate of 2,071,817 shares of the Company’s common stock.  FIG Partners, Energy Research and Capital Group acted as the agent on the Company’s behalf in facilitating the early exercise of the warrants for a $0.25 discount off of the $5.00 exercise price almost one year prior to their expiration date, and received a commission equal to eight hundred seventy-five one thousandths of one percent (0.875%) of the gross proceeds in connection with the warrant exercises.  The company believes the issuance of the shares upon exercise of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D, Rule 506.

On May 9, 2008 the Company received gross proceeds of $818,183 from the exercise of outstanding warrants exercisable for $6.00 per share previously issued in connection with the Company’s September 2007 institutional private placement.  The warrants resulted in the issuance of an aggregate of 136,363 shares of the Company’s common stock.   The company believes the issuance of the shares upon exercise of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D, Rule 506.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following updates information as to our financial condition and plan of operation provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The following also analyzes our results of operations for three month period ended March 31, 2008 and March 31, 2007.

Except as discussed below, a discussion of our past financial results is not pertinent to the business plan of the Company on a going forward basis, due to the change in our business which occurred upon consummation of the merger on March 20, 2007.

Overview and Outlook

We are a growth-oriented independent energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties, and have focused our activities primarily on projects based in the Rocky Mountain Region of the United States, specifically the Williston Basin.  We have targeted specific prospects and began drilling for oil in the Williston Basin region in the fourth fiscal quarter of 2007.  As of March 31, 2008, we have completed six successful discoveries, consisting of five targeting the Bakken formation and one targeting a Red River Structure. Subsequent to March 31, 2008, we are participating in the drilling of six Bakken wells and one Red River well.  We expect to be included in over 40 Gross Bakken wells in 2008 based on permits to drill currently approved on our acreage.

As an exploration company, our business strategy is to identify and exploit resources in and adjacent to existing or indicated producing areas that can be quickly developed and put in production at low cost based on the activity of larger drillers in the area.  We also intend to take advantage of our expertise in aggressive land acquisition to develop exploratory projects with attractive growth potential in focus areas and to participate with other companies in those areas to explore for oil and natural gas using state-of-the-art three-dimensional (3-D) seismic technology.  We believe our competitive advantage lies in our ability to acquire property in the most exciting new plays in a nimble and efficient fashion.  We are focused on low overhead.  We believe we are in a position to most efficiently exploit and identify high production oil and gas properties.  We intend to continue to actively pursue the acquisition of properties that fit our profile.

We currently control the rights to mineral leases on approximately 62,000 net acres of land. Our principal assets are located in the Williston Basin region of the northern United States and Yates County, New York, and include the following primary positions as of March 31, 2008:

▪	Approximately 21,354 net acres located in Sheridan County, Montana, representing a stacked pay prospect;

▪
Approximately 22,000 net acres located in Mountrail County North Dakota, within and surrounding to the north, south and west the Parshall Field currently being developed by EOG Resources to target the Bakken Shale;

▪
Approximately 7,500 net acres located in Burke and Divide Counties of North Dakota, in which we are targeting the Winnepegosis Shale on acreage in close proximity to recent Continental Resources Discoveries in the formation;

▪	Approximately1,500 net acres in and around Marathon Oil production in Dunn County, North Dakota; and

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

Raise the necessary capital required to acquire, explore for and produce oil and natural gas.

Assemble a group of talented and experienced employees, partners and consultants to execute the Company’s strategic objectives;

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

Results of Operations for the fiscal year ended December 31, 2007 and the quarter ended March 31, 2008.

The Company is in the early stage of developing its properties in Montana, North Dakota and New York.  During the fiscal year ended December 31, 2007, our operations were limited primarily to technical evaluation of the properties and the design of development plans to exploit the oil and gas resources on those properties, as well as seeking opportunities to acquire additional oil and gas properties.  Accordingly, we had minimal production due to our wells commencing production near the end of the fourth quarter of 2007.  We completed drilling of our first wells and began selling limited quantities of oil and gas in the fourth quarter of 2007.   In the first quarter of 2008, we increased production and expect to continue to grow production consistently throughout 2008.

As of March 31, 2008, we recognized production revenues from a total four wells, of which two wells are located in Mountrail County, North Dakota, one well is located in Dunn County, North Dakota and one well is located in Sheridan County, Montana.  As of March 31, 2008, we intend to participate in the drilling of approximately 40 gross oil wells in 2008.

We did not recognize any oil and gas revenues for the twelve months ended December 31, 2007.  We realized our first meaningful revenues from production late in the quarter ended March 31, 2008, as we were able to establish commercial production in connection with new drilling activities commenced in 2007.  Revenues from oil and gas sales were $285,729.   Excluding hedging activities, our average realized sales price for oil produced during the quarter ended March 31, 2008 was approximately $92.10/Bbl.  We expect that our revenues will continue to increase quarter-over-quarter during 2008 as we continue to drill new wells and establish commercial production from our existing and new wells.   In the second quarter of 2008 we will begin to realize the full revenue benefit of wells put into production late in the first quarter as well as additional wells currently being drilled or completed.

Our expenses through 2007 consisted principally of general and administrative costs.  Our capital expenditures for the quarter ended March 31, 2008 included approximately $1,550,244 relating to drilling and production activities.  We expect these costs to continue to increase as we proceed with our development plans.  In the future we expect to incur increased geologic, geophysical, and engineering costs.  In 2008 we expect to allocate approximately $11 million in capital to the drilling of Bakken wells, $1 million to the drilling of conventional targets and approximately $8 million in continued acreage acquisition, primarily in the North Dakota Bakken play.  This number is an acreage capital increase of $3mm based on the continued ability of the company to accumulate acreage in the rapidly growing North Dakota Bakken play. Total expenses for the fiscal year ended December 31, 2007 were $4,513,189 and for the quarter ended March 31, 2008 were $570,575.  We incurred a net loss of $4,305,293 for the fiscal year ended December 31, 2007 and a net loss of $187,277 for the quarter ended March 31, 2008.  Approximately $500,000 of the loss experienced during the fiscal year ended December 31, 2007 was a cash expense, and the balance was related to share issuance costs which are expected to decrease substantially in 2008.  Approximately $125,546 of the loss experienced during the quarter ended March 31, 2008 consisted of cash expenses, and the balance was related to share issuance costs.   We expect the cash general and administrative expenses to run approximately $400,000 per quarter going forward, excluding any one-time charges.

Overview of First Quarter 2008 Operational Results

Mountrail County, North Dakota

We realized production revenues totaling $89,564 from two wells in Mountrail County, North Dakota during the quarter ended March 31, 2008.  We began selling meaningful amounts of oil from these wells only during the last weeks of the first quarter of 2008.  As of March 31, 2008, we capitalized approximately $843,422 in drilling costs for these two wells.

Dunn County, North Dakota

We realized production revenues totaling $69,453 from one well in Dunn County, North Dakota during the quarter ended March 31, 2008. We began selling oil from this well during November 2007.  We began selling minimal quantities natural gas from this well during January 2008. As of March 31, 2008, we have capitalized approximately $153,087 in drilling costs for this well.

Sheridan County, Montana

We realized production revenues totaling $126,712 from one well in Sheridan County, Montana during the quarter ended March 31, 2008. As of March 31, 2008, we capitalized approximately $288,653 in drilling costs for this well.

First Quarter 2008 Operational Results

Production Volumes

The following table illustrates our revenues from the sale of oil and natural gas for the quarter ended March 31, 2008.

Three Months Ended March 31, 2008
Oil revenue:
Oil revenue	$285,692
Unrealized oil derivative gains (losses)	$1,300
Oil revenue including unrealized oil derivative gains (losses)	$286,992
Natural gas revenue:
Natural gas revenue	$37
Unrealized natural gas derivative gains (losses)	$0
Natural gas revenue including unrealized natural gas derivative gains (losses)	$37
Oil and natural gas revenue:
Oil and natural gas revenue	$285,729
Unrealized oil and natural gas derivative gains (losses)	$1,300
Oil and natural gas revenue including unrealized derivative gains (losses)	$287,029
Total revenue	$287,029

The following table illustrates the average prices at which we sold oil and natural gas for the quarter ended March 31, 2008.

Three Months Ended March 31, 2008
Average oil prices:
Oil price (per Bbl)	$92.10
Average natural gas prices:
Natural Gas price (per Mcf)	$10.96

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs at the end of the fiscal quarter.

Three Months Ended March 31, 2008
Depletion of oil and natural gas properties	$40,636

Operation Plan

During the fourth quarter of the fiscal year ended December 31, 2007, we commenced in earnest the development of our oil and gas properties in conjunction with our drilling partners.  These activities continued to build in the quarter ended March 31, 2008, and are anticipated to grow throughout 2008.  The Company has several projects that are in various stages of discussions and is continually evaluating oil and gas opportunities in the Continental United States.  We will continue to participate on a heads-up basis in the continuing development of our substantial Bakken acreage holdings.  We will continue to acquire acreage in the play as it may become available as well as continually evaluate additional opportunities both in the Bakken and beyond.

Our future financial results will depend primarily on the following factors, among others:

Our ability to continue to source and screen potential projects;

Our ability to discover commercial quantities of oil and gas;

The market price for oil and gas; and

Our ability to fully implement our exploration and development program, which is dependent on the availability of capital resources.

There can be no assurance that we will be successful in any of these respects, that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding to increase our currently limited capital resources.

Drilling Projects

As of March 31, 2008, we had completed six successful discoveries. Subsequent to March 31, 2008 we are participating in the drilling of seven additional wells, all of which are expected to commence production in the second calendar quarter of 2008.  Our acreage has been included in approximately 40 proposed drilling locations as of March 31, 2008.  We expect most, if not all, of these wells and potentially more will be drilled in 2008, although we have no control over the timing of such wells in our position as a non-operator.

Brigham Exploration Joint Venture

We control approximately 31,000 net acres in the North Dakota Bakken play, with 22,000 of these being located in Mountrail County.  Approximately 3,000 of these 31,000 acres are included in a joint venture with Brigham Exploration.  Upon full development of the acreage not exposed to the joint venture, we anticipate that we will be able to drill up to 44 net wells based on 640-acre spacing.  In the event the Bakken field continues to be downspaced to 320-acre units, we could control as many as 88 net Bakken wells.  EOG Resources recently announced calculations of 9 million barrels of oil in place per 640-acre section in the Parshall Field, of which they believe they will recover 900,000 barrels with a single lateral well.  The Brigham Joint Venture acreage exposes us to up to an additional two net wells. In 2008, we expect to drill wells with several operators including Marathon Oil, EOG Resources, Continental Resources, Hess Corporation, Slawson Exploration, Brigham Exploration, Behm Energy, Murex Petroleum and Hunt Oil.  Based on the numbers referenced by EOG resources we may be exposed to approximately 40 million barrels of oil based on 640 acre spacing, excluding the Brigham JV acreage.  On down spacing we would be exposed up to a potential 80 million barrels of oil.

Drilling under the Brigham joint venture commenced in the early fourth quarter of 2007.  On the Mountrail County, North Dakota acreage, we successfully completed the Bergstrom Family Trust 26, a Bakken well that produced at an early rate of approximately 200 barrels of oil per day.  We participated for a 6.25% working interest that converts to 24% working interest at payout.  We also completed the Hallingstad 27, a Bakken well that produced at an early rate of approximately 500 barrels of oil per day.  We participated for a 8.4% working interest that converts to 20.5% working interest at payout.  On the Sheridan County, Montana acreage, we successfully completed the Richardson #25, a Red River test well that went on production at a consistent rate of approximately 300 barrels of oil per day. The Company participated for a 10% working interest that converts to 37% working interest at payout, which is expected to occur in the second fiscal quarter of 2008. We did not recognize any revenue from these wells in 2007.   Brigham began drilling an offset location to this well on April 26, 2008.

Commencing in 2008, Brigham is subject to a 120 day continuous drilling provision requiring Brigham to drill every 120 days to retain future drilling opportunity.  Under the joint venture acreage in Mountrail County North Dakota, Brigham expects to operate a third Bakken well expected to be commenced in mid-2008.  On the Sheridan county acreage Brigham has begun the drilling of the second Red River Test, and offset to the Richardson #25.

Marathon Oil Corporation

In the fourth quarter of 2007, we participated with Marathon Oil for a 3% working interest in the Reiss 34 20H, a horizontal Bakken well in Dunn County North Dakota that produced at an early rate of 700 barrels of oil per day.   We have successfully completed a second well with Marathon and we expect to be included in at least two additional wells with Marathon during the 2008 calendar year.  The MRO program is an excellent example of how we are able to participate in wells with a small working interest in order to accumulate data as the completion techniques continue to evolve.

Continental Resources and others

We have been included in three permits to drill wells with Continental resources and expect these wells to be drilled in 2008.  In addition we have been included in permits, and expect to participate in a number of wells operated by EOG Resources, Hess Corporation, Whiting Petroleum, Sinclair Oil, and privately held Slawson Exploration in 2008.

Additional Potential Drilling Projects

In Sheridan County, Montana our conventional drilling program targeting the Red River and Mission Canyon foundations has produced a successful Red River discovery.  We commenced drilling of our second Red River well offsetting our initial discovery on April 26, 2008.  We currently expect to participate in the drilling of up to two additional wells on the leasehold in 2008, although there can be no assurance we will do so.

In addition to the acreage included in the Brigham Exploration joint venture, we control approximately 50,000 net acres not presently subject to any drilling agreements.  We will continue to evaluate potential partners to develop those positions, or may choose not to dilute our interest and, instead, participate in the drilling of wells on those positions along with leaseholders that share spacing units with the Company. As of March 31, 2008, approximately 40 wells have been permitted on Northern’s acreage, including 31 Bakken well permits in Mountrail County North Dakota, 3 Bakken well permits in Divide County North Dakota and 6 Bakken permits in Dunn County North Dakota.

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

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2008.

March 31, 2008 (Unaudited)

Current Assets	$5,962,838

Current Liabilities	$2,194,099

Working Capital	$3,768,739

Satisfaction of our cash obligations for the next 12 months.

We currently are funded to meet our minimum drilling commitments and expected general and administrative expenses for the next 12 months.  However, we anticipate the continuing acquisition of acreage will require additional funds which we anticipate obtaining through the expected oil and gas sales during 2008, from our substantial position in the rapidly developing Parshall Field as well as our other prospects.

Since inception, we have financed cash flow requirements through short term debt financing, our recent land bank arrangement and the issuance of common stock for cash and services as well as proceeds from the exercise of warrants to purchase common equity.  In the future, if we deem it necessary to raise capital for continued acreage acquisition or drilling capital, we may access the debt or equity markets.  There can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease acreage acquisition and/or drilling expenditures.  No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our stockholders.

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

Significant financing arrangements following the quarter ended March 31, 2008.

On April 14, 2008, we entered into an Agreement setting forth a land bank arrangement with Deephaven MCF Acquisition, LLC (“Deephaven”), an affiliate of Deephaven Capital Management LLC, pursuant to which the Company may acquire leases having an aggregate value of up to $8.1 million.  Under the arrangement, Deephaven will acquire certain qualifying leases in the Bakken Shale formation in Mountrail County, North Dakota, which leases can then be acquired by the Company at any time during the initial year that Deephaven owns such leases.

The Company utilized approximately $5.1 million of the potential $8.1 million facility available under the Agreement upon initiation of the facility.  The Agreement provides that the Company will act as Deephaven’s agent to continue to identify additional leases for acquisition by Deephaven until August 1, 2008, and Deephaven will purchase any additional qualifying leases during that period having an aggregate cost of up to $3.0 million, in addition to those already purchased on April 14, 2008.

On or about April 24, 2008 and April 25, 2008, we received gross proceeds of approximately $9.8 million from the exercise of outstanding warrants previously issued in connection with the Company’s September 2007 institutional private placement.  The warrants resulted in the issuance of an aggregate of 2,071,817 shares of the Company’s common stock, par value $0.001.

Expected purchase or sale of any significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time or anticipated to be needed in the next twelve months.

Significant changes in the number of employees.

As of March 31, 2008, we had four full-time employees.  As drilling production activities commence, we may hire additional technical, operational and administrative personnel as appropriate.  We do not expect a significant change in the number of full time employees over the next 12 months.  We are using, and will continue to use, extensively the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Cautionary Statement Concerning Forward-Looking Statements

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

We have based these forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of March 31, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 2, 2008 we issued 7,500 shares of restricted common stock to Roepke Communications in connection with a consulting agreement. The shares were issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.

On January 7, 2008, we issued an aggregate of 147,548 shares of restricted common stock to MOP, of which 132,500 shares were issued as partial consideration for our acquisition of leases covering approximately 4,197 net mineral acres in Mountrail County, North Dakota pursuant to an agreement dated October 24, 2007 and the remaining 15,048 shares were issued as partial consideration for our acquisition of leases covering approximately 4,650 net mineral acres in Mountrail County, North Dakota pursuant to an agreement dated September 12, 2007.  The shares were issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.  The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both are uncles of our Chief Executive Officer, Michael Reger.

On March 14, 2008, we issued 20,000 shares of restricted common stock to James Sankovitz in connection with the initiation of his employment as an in-house legal counsel.  The shares were issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and are subject to vesting following Mr. Sankovitz’s employment for a period of time or upon the occurrence of certain events specified in his employment agreement.

On March 18, 2008, we issued 30,000 shares of restricted common stock to MOP. The shares were issued as partial consideration for our acquisition of leases covering approximately 1,600 net mineral acres in Mountrail County, North Dakota pursuant to an agreement dated January 18, 2008.  The shares were issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.  The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both are uncles of our Chief Executive Officer, Michael Reger.

We did not receive any proceed from the issuance of the foregoing securities.

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	May 15, 2008	By:	/s/Michael Reger
Michael Reger, Chief Executive Officer and Director

Date:	May 15, 2008	By:	/s/Ryan Gilbertson
Ryan Gilbertson, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002