Form 10-Q
period 2008-08-08
NORTHERN OIL & GAS, INC.
filed 2008-08-08
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

As of August 4th, 2008, there were 34,014,431shares of our common stock, par value $0.001, outstanding.

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2008

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS
	June 30,
	2008	December 31,
	(Unaudited)	2007
CURRENT ASSETS
Cash and Cash Equivalents	$12,367,173	$10,112,660
Short-term Investments	3,389,350	-
Trade Receivables	916,770	-
Prepaid Drilling Costs	804,343	364,290
Prepaid Expenses	127,450	25,680
Total Current Assets	17,605,086	10,502,630

PROPERTY AND EQUIPMENT, AT COST
Oil and Natural Gas Properties, Full Cost Method (including unevaluated costs of
$16,592,550 at 6/30/08 and $7,587,511 at 12/31/2007)	20,653,774	7,587,511
Other Property and Equipment	247,003	44,769
Total Property and Equipment	20,900,777	7,632,280
Less - Accumulated Depreciation and Depletion	172,135	3,446
Total Property and Equipment, Net	20,728,642	7,628,834

Total Assets	$38,333,728	$18,131,464

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$426,307	$113,254
Accrued Expenses	3,885	110,993
Accrued Drilling Costs	1,048,458	-
Derivative Liabilities	847,200	-
Margin Loan	999,907	-
Total Current Liabilities	3,325,757	224,247

LONG-TERM LIABILITIES	-	-

Total Liabilities	3,325,757	224,247

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001; 100,000,000 Authorized, 32,281,098
Outstanding (2007 – Par Value $.001; 28,695,922 Shares Outstanding)	32,282	28,696
Additional Paid-In Capital	39,842,362	22,259,921
Retained Deficit	(4,285,212)	(4,381,400)
Additional Paid in Capital, Shares to be Issued	321,713	-
Accumulated Other Comprehensive Income (Loss)	(903,174)	-
Total Stockholders' Equity	35,007,971	17,907,217

Total Liabilities and Stockholders' Equity	$38,333,728	$18,131,464

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June, 30		June, 30
	2008	2007	2008	2007
REVENUES
Oil and Gas Sales	$764,528	$-	$1,050,257	$-
Gain on Derivatives	-	-	1,300	-
	764,528	-	1,051,557	-

OPERATING EXPENSES
Production Expenses	8,020	-	9,418	-
Severance Taxes	38,242	-	50,336	-
General and Administrative Expense	410,736	894,460	918,619	1,191,919
Depletion and Depreciation	119,489	260	168,689	520
Total Expenses	576,487	894,720	1,147,062	1,192,439

INCOME (LOSS) FROM OPERATIONS	188,041	(894,720)	(95,505)	(1,192,439)

OTHER INCOME	95,424	13,660	191,693	23,793

INCOME (LOSS) BEFORE INCOME TAXES	283,465	(881,060)	96,188	(1,168,646)

INCOME TAX PROVISION (BENEFIT)	-	-	-	-

NET INCOME (LOSS)	$283,465	$(881,060)	$96,188	$(1,168,646)

Net Income (Loss) Per Common Share – Basic and Diluted	$0.01	$(0.04)	$0.00	$(0.05)

Weighted Average Shares Outstanding – Basic	30,864,339	22,728,958	29,857,035	21,469,892

Weighted Average Shares Outstanding - Diluted	34,379,541	22,728,958	29,857,035	21,469,892

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Six Months Ended June 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$96,188	$(1,168,646)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used for Operating Activities:
Depletion and Depreciation	168,689	520
Issuance of Stock for Consulting Fees	49,875	475,000
Market Value adjustment of Derivative Instruments	10,052	-
Share – Based Compensation Expense	35,125	436,384
Increase in Trade Receivables	(916,770)	(51,776)
Increase in Prepaid Expenses	(101,770)	(23,375)
Increase in Accounts Payable	313,053	113,649
Decrease in Accrued Expenses	(107,108)	-
Net Cash Used For Operating Activities	(452,666)	(218,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Office Equipment and Furniture	(202,234)	(14,082)
Increase in Prepaid Drilling Costs	(440,053)	-
Increase in Accrued Drilling Costs	1,048,458	-
Increase in Short-term Investment, net	(3,550,524)	-
Oil and Gas Properties	(11,779,327)	(948,955)
Net Cash Used For Investing Activities	(14,923,680)	(963,037)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Margin Loan	999,907	-
Repayments of Convertible Notes Payable (Related Party)	-	(165,000)
Cash Paid for Listing Fee	(65,000)	-
Sale of Calls	95,148	-
Deferred Offering Costs	-	(111,839)
Proceeds from the Issuance of Common Stock – Net of Issuance Costs	15,667,004	1,188,990
Proceeds from Exercise of Stock Options	933,800	-
Net Cash Provided by Financing Activities	17,630,859	912,151

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,254,513	(269,130)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	10,112,660	849,935

CASH AND CASH EQUIVALENTS – END OF PERIOD	$12,367,173	$580,805

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$-	$-
Cash Paid During the Period for Income Taxes	$-	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$1,286,936	$705,012
Payment of Consulting Fees through Issuance of Common Stock	$49,875	$475,000

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2008

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

The Company will continue to focus on projects in the oil and gas industry primarily based in the Rocky Mountains and specifically the Williston Basin Bakken Shale formation. The Company has begun to develop its substantial leasehold in the Bakken play and will continue to do so as well as target additional opportunities in emerging plays utilizing its first mover leasing advantage. We participate on a heads up basis in the drilling of wells on our leasehold.  We own working interest in wells, and do not lease land to operators.  To this point we have participated only in wells operated by others but have a substantial inventory of high working interest locations that we will likely drill in 2009 and beyond.  We believe the advantage gained by participating as a non-operating partner in the 60-70 gross oil wells we will drill in 2008 will give us valuable data on completions and help to control well costs as we begin to develop our high working interest sections in 2009.

The Company participates on a heads up basis proportionate to its working interest in a declared drilling unit.  Although to this point we have participated with only minority interests ranging from 1% to 37%, we expect to participate in the drilling of incrementally higher working interest drilling units, eventually operating our substantial inventory of high working interest drilling units with a range of 40% to 100% ownership.  We control 60,000 net acres in the growing North Dakota Bakken Play.  This exposes us to 93 net wells based on 640 acre spacing units.  To be more specific, if we drill a well and participate with a 25% working interest, this counts towards this total as a quarter of one well.  To drill our complete inventory of 93 net drilling locations, we expect to participate in approximately 450 gross Bakken wells.

 Our land acquisition and field operations, along with various other services, are primarily outsourced through the use of consultants and drilling partners.  The Company will continue to retain independent contractors to assist in operating and managing the prospects as well as to carry out the principal and necessary functions incidental to the oil and gas business.  With the additional acquisition of oil and natural gas properties, the Company intends to continue to use both in-house employees and outside consultants to develop and exploit its leasehold interests.

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

NOTE 3         SIGNIFICANT ACCOUNTING PRACTICES

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical evaluation expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  As of June 30, 2008, we controlled approximately 21,354 net acres of leaseholds in Sheridan County, Montana with primary targets including the Red River and Mission Canyon formations, approximately 60,000 net acres, primarily in Mountrail County, North Dakota, targeting the Bakken Shale and 10,000 net acres in Yates County, New York that is prospective for Marcellus Shale and Trenton-Black River natural gas production. See Note 6 for an explanation of activities on these properties.

Proceeds from property sales generally will be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full costs pool.

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

Other Property and Equipment

Property and equipment that are not oil and gas property are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to five years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  We have not recognized any impairment losses on non oil and gas long-lived assets.  Depreciation expense was $21,111 for the six months ended June 30, 2008.

Impairment

SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets, requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting (which we use) are excluded from this requirement but continue to be subject to the full cost method's impairment rules.

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

NOTE 3        SIGNIFICANT ACCOUNTING PRACTICES – Continued

Derivative Instruments and Price Risk Management

The Company uses derivative instruments to manage market risks resulting from fluctuations in the prices of oil and natural gas.  The Company may periodically enter into derivative contracts, including price swaps, caps and floors, which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of oil or natural gas without the exchange of underlying volumes.  The notional amounts of these financial instruments would be based on expected production from existing wells. The Company has, and may continue to use exchange traded futures contracts and option contracts to hedge the delivery price of oil at a future date.

Derivatives are recorded on the balance sheet at fair value and changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.  The Company's derivatives consist primarily of cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a forecasted transaction.  Period to period changes in the fair value of derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified to earnings in the periods in which the contracts are settled.  The ineffective portion of the cash flow hedges is recognized in current period earnings as income or loss from derivative.  Gains and losses on derivative instruments that do not qualify for hedge accounting are included in income or loss from derivative in the period in which they occur.  The resulting cash flows from derivatives are reported as cash flows from operating activities.

At the inception of a derivative contract or upon identification of hedged production to which a derivative contract applies, the Company may designate the derivative as a cash flow hedge.  For all derivatives designated as cash flow hedges, the Company formally documents the relationship between the derivative contract and the hedged items, as well as the risk management objective for entering into the derivative contract.  To be designated as a cash flow hedge transaction, the relationship between the derivative and the hedged items must be highly effective in achieving the offset of changes in cash flows attributable to the risk both at the inception of the derivative and on an ongoing basis.  The Company measures hedge effectiveness on a quarterly basis and hedge accounting is discontinued prospectively if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item.  Gains and losses deferred in accumulated other comprehensive income related to cash flow hedge derivatives that become ineffective remain unchanged until the related production is delivered.  If the Company determines that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the derivative are recognized in earnings immediately.  See Note 10 for a description of the derivative contracts which the Company executes.

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

NOTE 3         SIGNIFICANT ACCOUNTING PRACTICES – Continued

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

Revenue Recognition and Gas Balancing

We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of June 30, 2008 and December 31, 2007, our gas production was in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest equaled our entitled interest in gas production from those wells.

Net Income (Loss) Per Common Share

Net Income (Loss) per common share is based on the Net Income (Loss) less preferred dividends divided by weighted average number of common shares outstanding.

Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.

As of June 30, 2008 there were 400,000 potentially dilutive shares from stock options that became exercisable in 2007.

NOTE 3         SIGNIFICANT ACCOUNTING PRACTICES – Continued

In addition, as of June 30, 2008, there were 1,733,334 warrants what were issued in conjunction with the September 12, 2007 private placement that remained outstanding and exercisable.  These warrants are presently exercisable and represent potentially dilutive shares.  Each of these warrants has an exercise price of $6.00.  If all warrants were exercised the company would receive proceeds of $10,400,004.  As of July 31, 2008, all of these warrants had been exercised and the Company received the entire aggregate exercise price for such warrants.   As of August 1, 2008, the Company has received gross proceeds of $26,915,872.75 from the exercise of warrants and options in fiscal year 2008.

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

All marketable debt and equity securities that are included in short-term investments are considered available-for-sale and are carried at fair value.  The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (loss).  Fair values are based on quoted market prices provided to us by our prime broker.  When securities are sold, their cost is determined based on the first-in first-out method.  The realized gains and losses related to these securities are included in investment income in the statements of operations.  Although we have elected to mark the value of certain auction market securities at less than par, we expect to eventually receive full value as the market returns to a more stable condition.  We continue to earn interest on these securities and our prime broker has allowed us to borrow up to 100% of their value at a rate generally less than the interest they bear.

The following is a summary of our short-term available-for-sale investments as of June 30, 2008:

	Cost at June 30, 2008	Unrealized (Loss)	Fair Market Value at June 30, 2008
Municipal Bonds	$2,550,000	$(140,250)	$2,409,750
Auction Market Securities	1,000,524	(20,924)	979,600
Total Short-Term Investments	$3,550,524	$(161,174)	$3,389,350

NOTE 5         PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008, consisted of the following:

June 30, 2008
Oil and Gas Properties, Full Cost Method
Unevaluated Costs, Not Subject to Amortization or Ceiling Test	$16,592,550
Evaluated Costs	4,061,224
20,653,774
Office Equipment, Furniture, and Software	247,003
20,900,777
Less: Accumulated Depreciation, Depletion, and Amortization	(172,135)
Property and Equipment	$20,728,642

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Six-Month Period Ended June 30,
	2008	2007
Depletion of Costs for Evaluated Oil and Gas Properties	$147,578	$-
Depreciation of Office Equipment, Furniture, and Software	21,111	260
Total Depreciation, Depletion, and Amortization Expense	$168,689	$260

NOTE 6         OIL AND GAS PROPERTIES

Recent Acquisitions – Related Party Transactions

In September 2007, we commenced a continuous lease program with South Fork Exploration, LLC. (“SFE”) to acquire acreage in and around Burke and Divide Counties of North Dakota.  As of June 30, 2008, the Company has paid SFE $615,600 for all acreage secured under the program. SFE’s president is J.R. Reger, brother of Michael Reger, the Company’s Chief Executive Officer.  J.R. Reger is also a shareholder in the Company.

On January 18, 2008, Montana Oil Properties, Inc. (“MOP”) assigned to the Company leases covering approximately 1,600 net acres in Mountrail County, North Dakota.  The total purchase price for this assignment is $800,000 in cash and 30,000 shares of restricted common stock.  As of June 30, 2008, MOP delivered an additional 885 acres.  The total purchase price for this assignment was $442,291 in cash and 16,587 shares of restricted stock.  Of the 16,587 of restricted stock, 2,558 shares have not been issued.  The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both are relatives of our Chief Executive Officer, Michael Reger.

Recent Acquisitions – Non-Related Party

On February 15, 2008, the Company entered into an agreement to acquire from Antares Exploration Fund, L.P. (“Antares”), leasehold interests covering up to 5,700 net acres in Mountrail County, North Dakota for an aggregate purchase price of $5,700,000.  On April 14, 2008, we entered into an Agreement setting forth a land bank arrangement with Deephaven MCF Acquisition, LLC (“Deephaven”), an affiliate of Deephaven Capital Management, LLC.  On April 14, 2008, pursuant to the land bank arrangement, Deephaven closed on the acquisition from Antares of leases covering 5,132 net acres for the Company's benefit, which leases can then be acquired by the Company at any time during the initial year that Deephaven owns such leases.  On April 14, 2008 and June 26, 2008, the Company closed on the purchase directly from Antares of an additional 277 net acres and 223 net acres in Mountrail County, North Dakota, respectively.  The foregoing transactions have resulted in the Company controlling an aggregate of 5,632.99 net acres purchased from Antares pursuant to the February 15, 2008 agreement.

On May 21, 2008, the Company entered into an agreement to acquire from Ritter, Laber & Associates, Inc. leasehold interest on approximately 3,209 net acres in Mountrail and Burke Counties, North Dakota.  The total purchase price for this assignment was $3,049,367 in cash.  As of June 30, 2008 the Company paid a deposit of $50,000 in cash.  On July 1, 2008, the transaction closed and the Company paid the remaining balance of $2,999,367 in cash.

On June 13, 2008, the Company entered into an agreement to acquire from Woodstone Resources, LLC leasehold interests on approximately 23,210 net acres in Dunn County, North Dakota.  On July 10, 2008, the Company closed on this acquisition.  The total purchase price for this assignment was $9,284,000 in cash.  As of June 30, 2008, the Company paid a deposit of $1,500,000 in cash.  On July 10, 2008, the Company paid the remaining balance of $7,784,000.

The Company has also completed other miscellaneous acquisitions in North Dakota and Montana.

NOTE 7         PREFERRED AND COMMON STOCK

The Company has neither authorized nor issued any shares of preferred stock.

In March 2008, an optionee exercised 100,000 stock options granted to them in 2006.  The shares related to this exercise were not issued until April 2008.

In April 2008, an employee exercised 60,000 stock options granted in 2007.

In May 2008, a board member exercised 100,000 stock options granted in 2007.

In April and June 2008 3,084,853 shares were issued related to the exercise of warrants issued in 2007.

NOTE 7        PREFERRED AND COMMON STOCK – Continued

Restricted Stock Awards

In March 2008, the Company issued 20,000 shares of restricted common stock to employee James Sankovitz pursuant to a written employment agreement.  The issuance of restricted stock is intended to retain and motivate the employee.  The fair value of the award was $140,500 or $7.03 per share, the average market value of a share of Common Stock on the date the stock was issued. The fair value will be expensed over the one-year term of the award.  The Company expensed $35,125 related to this award in the quarter ended June, 30, 2008.  Vesting of the shares is contingent on the employee maintaining employment with the Company and other restrictions included in the employment agreement.

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

NOTE 9         STOCK OPTIONS/STOCK BASED COMPENSATION

On November 1, 2007 the Board of Directors granted an additional 560,000 of options under the 2006 Stock Option Plan.  The Company granted 500,000 options, in aggregate, to members of the board and 60,000 options to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  In April 2008, an employee exercised 60,000 options under this plan.  In May 2008, a member of the Board of Directors exercised 100,000 options under this plan.

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

Currently Outstanding Options:
•	260,000 options were exercised in the six months ended June 30, 2008.
•	No options were forfeited during the six months ended June 30, 2008.
•	400,000 options are exercisable as of June 30, 2008.
•
The Company recorded compensation expense related to these options of $2,366,417 for the year ended December 31, 2007.  There is no further compensation expense that will be recognized in future years relating to options that had been granted as of June 30, 2008, because the entire fair value compensation has been recognized.

NOTE 10       DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes commodity swap and option contracts to (i) reduce the effects of volatility in price changes on the oil commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow.  The Company has hedged 20,000 barrels of production thru the end of 2008 at approximately $105 per barrel of oil however no production has been hedged into 2009 or beyond.

NOTE 10       DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT – Continued

Crude Oil Derivative Contracts Cash-flow hedges

The Company's cash-flow hedges consisted of crude oil futures contracts.  The contracts are used to establish floor prices on anticipated future oil production. There were no net premiums received or paid when the Company entered into these contracts.

Derivative positions including written call options that are not designated as hedges are reflected at fair value on the balance sheet. These positions were entered into as investment vehicles, they are not classified as cash flow hedges. At each balance sheet date, the value of derivatives not qualifying as hedging contracts is adjusted to reflect current fair value and any gains or losses are recognized as gain (loss) on derivatives.  Futures contracts that cannot be matched with production for cash flow purposes are included as investment vehicles.

The following table provides a summary of the fair value of these derivatives and of certain futures contracts not designated as hedges included in other current liabilities:

	June 30,	December 31,
	2008	2007
Fair value of undesignated derivatives	$105,200	$-

The following table provides a summary of the impact on earnings from the changes in the fair values of these derivative contracts as recorded as an increase or decrease in other income, for the three and six months ended June 30, 2007 and June 30, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Increase in earnings due to changes in fair value of derivatives entered into as investment vehicles	$18,336	$-	$18,336	$-

The following table reflects open commodity derivative contracts at June 30, 2008, the associated volumes and the corresponding weighted average NYMEX reference price.

			Notional
	Derivative		Amount -	NYMEX
Settlement Period	Instrument	Hedge Strategy	Oil (Barrels)	Reference Price
Futures Contracts
12/01/08 - 12/31/08	Sold Future	Cash flow	20,000	$104.35
Options Contracts
07/16/08	Written Call 140 Strike	Undesignated	20,000	$4.75

NOTE 11       FAIR VALUE

Effective January 1, 2008, the fair values of the Company's derivative financial instruments also reflect the Company's estimate of the default risk of the parties in accordance with Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" (SFAS 157).  The fair value of the Company's derivative financial instruments is determined based on counterparties’ valuation models that utilize market-corroborated inputs. The fair value of the Company's short-term investments are based on either quoted market prices or counterparties valuation models that utilize market corroborative inputs.  The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of June 30, 2008.  The current liability amounts represent the fair values expected to be included in the results of operations for the subsequent year.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Short-term Investments	$2,409,750	$979,600	$-
Current derivative liabilities	-	(847,200)	-
Total	$2,409,750	$132,400	$-

NOTE 12                      COMPREHENSIVE INCOME

For the periods indicated, comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$283,465	$(881,060)	$96,188	$(1,168,646)
Unrealized losses on marketable securities	(20,100)	-	(161,174)	-
Net unrealized loss on hedges	(742,000)	-	(742,000)	-
Other Comprehensive Income (loss) net	$(478,635)	$(881,060)	$(806,986)	$(1,168,646)

NOTE 13      SUBSEQUENT EVENTS

In July, 2008 the Company received additional gross proceeds of $10,400,004 from the exercise of outstanding warrants exercisable for $6.00 per share previously issued in connection with the Company’s September 2007 institutional private placement.  The warrants resulted in the issuance of an aggregate of 1,733,334 shares of the Company’s common stock.   As of August 1, 2008, the Company has received gross proceeds of $26,915,872.75 from the exercise of warrants and options in fiscal year 2008.  The Company believes the issuance of the shares upon exercise of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D, Rule 506.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following updates information as to our financial condition and plan of operation provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The following also analyzes our results of operations for six month periods ended June 30, 2008 and June 30, 2007.

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

Overview and Outlook

We are a growth-oriented independent energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties, and have focused our activities primarily on projects based in the Rocky Mountain Region of the United States, specifically the Williston Basin.  We have targeted specific prospects and began drilling for oil in the Williston Basin region in the fourth fiscal quarter of 2007.  As of August 5, 2008, we have completed 13 successful discoveries, consisting of eleven targeting the Bakken formation and two targeting a Red River Structure.  As of August 5, 2008, we are participating in the drilling of thirteen Bakken wells.  We are included in approximately 70 gross Bakken wells expected to be drilled between now and early 2009.

The Company participates on a heads up basis proportionate to its working interest in a declared drilling unit.  Although to this point we have participated with only minority interests ranging from 1% to 37%, we expect to participate in the drilling of incrementally higher working interest drilling units, eventually operating our substantial inventory of high working interest drilling units with a range of 40% to 100% ownership.  We control 60,000 net acres in the growing North Dakota Bakken Play.  This exposes us to 93 net wells based on 640 acre spacing units.  To be more specific, if we drill a well and participate with a 25% working interest, this counts towards this total as a quarter of one well.  We control approximately 50 spacing units where we own in excess of 40% of the acreage, this gives us a substantial inventory of potential drilling locations that we could drill and operate on our own timing.  To drill our complete inventory of 93 net drilling locations we expect to participate in approximately 450 gross wells.

We expect to participate in approximately 60 gross oil wells in 2008 with an average working interest of 8% yielding approximately 5 net wells.  Based on the current pace of development we expect to fully develop our  Bakken position in 2011.  Based on reported results from our operating partners, we expect our position to have the potential to yield approximately 46 Million gross barrels of oil.  This is based on an assumption of 500,000 barrels of recoverable oil per well, operators have stated a range of approximately 250,000 to 900,000 barrels of recoverable oil.  The pace of development is subject to change and it is possible that results may not be as favorable as we expect.  However we may also experience substantially higher reserves due to secondary recovery and enhanced completion techniques.  Based on currently planned wells, we expect to exit 2008 at a run rate of approximately 1,100 gross barrels of daily oil production.  After paying landowner royalties ranging from 12% to 20% this equates to approximately 900 barrels of daily production net to us.  At current price levels our target exit rate will produce approximately $35 million in annualized cash flows entering 2009.  We expect this number to grow substantially through 2009 as we continue to add production.

As an exploration company, our business strategy is to identify and exploit resources in and adjacent to existing or indicated producing areas that can be quickly developed and put in production at low cost based on the activity of larger drillers in the area.  We also intend to take advantage of our expertise in aggressive land acquisition to develop exploratory projects with attractive growth potential in focus areas and to participate with other companies in those areas to explore for oil and natural gas using state-of-the-art three-dimensional (3-D) seismic technology.  We believe our competitive advantage lies in our ability to acquire property in the most exciting new plays in a nimble and efficient fashion.  We are focused on low overhead, our expected cash expense burn rate is approximately $2 million for fiscal year 2008.  We believe we are in a position to most efficiently exploit and identify high production oil and gas properties.  We intend to continue to actively pursue the acquisition of properties that fit our profile.

We currently control the rights to mineral leases on approximately 91,354 net acres of land.  Our principal assets are located in the Williston Basin region of the northern United States and Yates County, New York, and include the following primary positions as of June 30, 2008:

▪	Approximately 21,354 net acres located in Sheridan County, Montana, representing a stacked pay prospect;

▪
Approximately 25,000 net acres located in Mountrail County North Dakota, within and surrounding to the north, south and west the Parshall Field currently being developed by EOG Resources and others to target the Bakken Shale;

▪
Approximately 10,000 net acres located in Burke and Divide Counties of North Dakota, in which we are targeting the Winnepegosis and Bakken Shales on acreage in close proximity to recent discoveries by Continental Resources and others in the formation;

▪	Approximately 25,000 net acres in and around Marathon Oil production in Dunn County, North Dakota; and

▪
Approximately 10,000 net acres located in the “Finger Lakes” region of Yates County, New York, in which we are targeting natural gas production from the Trenton/Black River, Marcellus and Queenstown-Medina formations.

We have also completed other miscellaneous acreage acquisitions in North Dakota and Montana.

Results of Operations for the fiscal year ended December 31, 2007 and the six months ended June 30, 2008.

The Company is in the early stage of developing its properties in Montana, North Dakota and New York.  During the fiscal year ended December 31, 2007, our operations were limited primarily to technical evaluation of the properties and the design of development plans to exploit the oil and gas resources on those properties, as well as seeking opportunities to acquire additional oil and gas properties.  Accordingly, we had minimal production due to our wells commencing production near the end of the fourth quarter of 2007.  We completed drilling of our first wells and began selling limited quantities of oil and gas in the fourth quarter of 2007.   In the first two quarters of 2008, we increased production and expect to continue to grow production consistently throughout the remainder of 2008.

As of June 30, 2008, we recognized production revenues from a total ten wells, of which five wells are located in Mountrail County, North Dakota, three wells are located in Dunn County, North Dakota and two wells are located in Sheridan County, Montana.  Subsequent to quarter end we added production from an additional 3 wells in the Bakken formation.  We expect to participate in the drilling of approximately 70 gross oil wells between now and early 2009.  Our revenue has increased approximately 165% over the first quarter of 2008.

We did not recognize any oil and gas revenues for the twelve months ended December 31, 2007.  We realized our first meaningful revenues from production late in the quarter ended March 31, 2008, as we were able to establish commercial production in connection with new drilling activities commenced in 2007.    Revenues from oil and gas sales in the quarter ended June 30, 2008 were $764,528.   Our average realized sales price for oil produced during the quarter ended June 30, 2008 was approximately $120 per barrel.  We expect that our revenues will continue to increase quarter-over-quarter during 2008 as we continue to drill new wells and establish commercial production from our existing and new wells.   In the late second quarter of 2008 we began to realize the full revenue benefit of wells put into production late in the first quarter as well as additional wells drilled or completed in the second quarter.  We expect to continue to realize the additional revenue benefit of wells as they continue to be put into production in 2008.

Our operating expenses for the three months ended June 30, 2008 consisted principally of general and administrative costs. General and administrative costs for the three months ended June 30, 2008 were $410,736 compared to $507,883 for the three months ended March 31, 2008 representing a decline of approximately 19% or $97,147 primarily due to the absence of certain one-time charges in conjunction with the hiring of additional staff.  Our drilling, acreage and production capital expenditures for the three months ended June 30, 2008 were $4,305,996.  We expect these costs to continue to increase as we proceed with our development plans.  In the future we expect to incur increased geologic, geophysical, and engineering costs.

Total expenses for the fiscal year ended December 31, 2007 were $4,513,189, for the quarter ended March 31, 2008 were $570,575 and for the three months ended June 30, 2008 were $576,487.  We incurred a net loss of $4,305,293 for the fiscal year ended December 31, 2007, a net loss of $187,277 for the quarter ended March 31, 2008, net income of $283,465 for the quarter ended June 30, 2008 and net income of $96,188 for the six months ended June 30, 2008.  Approximately $500,000 of the loss experienced during the fiscal year ended December 31, 2007 was a cash expense, and the balance was related to share issuance costs which are expected to decrease substantially in 2008.  Approximately $125,546 of the loss experienced during the quarter ended March 31, 2008 consisted of cash expenses, and the balance was related to share issuance costs.  We expect the cash general and administrative expenses to run approximately $500,000 per quarter going forward, excluding any one-time charges.

Overview of Second Quarter 2008 Operational Results

In the quarter ended March 31, 2008, we began selling meaningful amounts of oil from wells that became operational in the fourth quarter of 2007.  In the quarter ended June 30, 2008, we continued to realize additional sales of oil from wells that were productive during the prior fiscal quarter and began selling meaningful amounts of oil from additional wells that became operational during the second fiscal quarter.  We expect our revenue to continue to increase along with our oil production as we continue to participate in additional wells during the remainder of 2008.  There is typically a lag from drilling until revenue recognition of two-to-three months.

Mountrail County, North Dakota

We realized production revenues totaling $412,325 from five wells in Mountrail County, North Dakota during the quarter ended June 30, 2008, of which three wells came into production during the second fiscal quarter of 2008.  As of June 30, 2008, we capitalized approximately $2,723,529 in drilling costs for these five wells.

Dunn County, North Dakota

We realized production revenues totaling $108,110 from three wells in Dunn County, North Dakota during the quarter ended June 30, 2008.  We began selling oil from our first well in Dunn County during November 2007 and added an additional well in Dunn County during the second quarter of 2008.  As of June 30, 2008, we have capitalized approximately $617,305 in drilling costs for these three wells.

Sheridan County, Montana

We realized production revenues totaling $244,093from two well in Sheridan County, Montana during the quarter ended June 20, 2008.  One of these wells was productive during the first quarter of 2008, and the other well in Sheridan County became productive during the second quarter of 2008.  As of June 30, 2008, we capitalized approximately $632,399 in drilling costs for these two wells.

Second Quarter 2008 Operational Results

Production Volumes

The following table illustrates our revenues from the sale of oil and natural gas for the quarter ended June 30, 2008 compared to the quarter ended March 31, 2008.

	Three Months Ended March 31, 2008	Three Months Ended June 30, 2008
Oil revenue:
Oil revenue	$285,692	$762,763
Unrealized oil derivative gains (losses)	$1,300	$0
Oil revenue including unrealized oil derivative gains (losses)	$286,992	$762,763
Natural gas revenue:
Natural gas revenue	$37	$1,765
Unrealized natural gas derivative gains (losses)	$0	$0
Natural gas revenue including unrealized natural gas derivative gains (losses)	$37	$1,765
Oil and natural gas revenue:
Oil and natural gas revenue	$285,729	$764,528
Unrealized oil and natural gas derivative gains (losses)	$1,300	$0
Oil and natural gas revenue including unrealized derivative gains (losses)	$287,029	$764,528
Total revenue	$287,029	$764,528

The following table illustrates the average prices at which we sold oil and natural gas for the quarter ended June 30, 2008 compared to the quarter ended March 31, 2008.

	Three Months Ended March 31, 2008	Three Months Ended June 30, 2008
Average oil prices:
Oil price (per Bbl)	$92.10	$120.12
Average natural gas prices:
Natural Gas price (per Mcf)	$10.96	$13.31

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs at the end of the first two fiscal quarters of 2008.

	Three Months Ended March 31, 2008	Three Months Ended June 30, 2008
Depletion of oil and natural gas properties	$40,636	$106,942

Operation Plan

During the fourth quarter of the fiscal year ended December 31, 2007, we commenced in earnest the development of our oil and gas properties in conjunction with our drilling partners.  These activities continued to build in the quarters ended March 31, 2008 and June 30, 2008, and are anticipated to continue to grow throughout the remainder of 2008 and beyond.  The Company has several projects that are in various stages of discussions and is continually evaluating oil and gas opportunities in the Continental United States.  We will continue to participate on a heads-up basis in the continuing development of our substantial Bakken acreage holdings.  We do not typically lease land to operators or dilute working interest in any way.  We own our proportionate share of wells and we will continue to develop higher working interest sections going forward.  We will continue to acquire acreage in the play as it may become available as well as continually evaluate additional opportunities both in the Bakken and beyond.

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

Drilling Projects

As of June 30, 2008, we had completed ten successful discoveries, compared to six successful discoveries completed as of March 31, 2008.  Subsequent to June 30, 2008, we have completed thirteen successful discoveries and as of August 5, 2008, are participating in the drilling of thirteen additional wells, all of which are expected to commence production in the third calendar quarter of 2008.  Our acreage has been included in approximately 70 proposed drilling locations as of June 30, 2008.  We expect most, if not all, of these wells and potentially more will be drilled between now and early 2009, although we have no control over the timing of such wells in our position as a non-operator in these particular wells.  During the fiscal year 2009, we will drill wells on some of our high working interest locations potentially ranging up to 100% working interest.

Upon full development of our North Dakota acreage position, we anticipate that we will be able to drill up to 93 net wells based on 640-acre spacing.  In the event the Bakken field continues to be down spaced to 320-acre units, we could control as many as 186 net Bakken wells.  EOG Resources previously announced calculations of 9 million barrels of oil in place per 640-acre section in the Parshall Field, of which they believe they will recover 900,000 barrels with a single lateral well. Based on the numbers referenced by EOG resources we may be exposed to approximately 80 million gross barrels of oil based on 640 acre spacing, excluding the Brigham joint venture acreage.  On continued down spacing to 320 acre drilling units, we could be exposed up to a potential 160 million barrels of oil.  In addition we believe significant amounts of oil may be recoverable from a second producing reservoir in the Three Forks/Sanish formation, this formation has the potential to increase reserves and productivity significantly.  We are currently participating in a well operated by Continental Resources and have several planned that will be targeting this formation.  With the addition of the Three Forks/Sanish formation, our potential reserves may increase substantially.

Upon full development of our Montana acreage position, we anticipate that we would be able to drill up to 137 net wells based on 160-acre spacing although the inventory of high-grade prospects is substantially lower than this number currently.  Our full Montana acreage position is subject to the Brigham joint venture as long as Brigham continues to drill on it. Should Brigham let 120 days pass without the spud of a new well the joint venture shall terminate.

The following table summarizes our producing wells as of August 5, 2008:

State/County	Operator	Well Name	Northern Oil and Gas Working Interest
NORTH DAKOTA – MOUNTRAIL	BRIGHAM EXPLORATION	BERGSTROM TRUST 26-1H	6.25%/24% BIAPO
NORTH DAKOTA – MOUNTRAIL	BRIGHAM EXPLORATION	HALLINGSTAD 27-1H	8.5%/20% BIAPO
NORTH DAKOTA – MOUNTRAIL	BRIGHAM EXPLORATION	RICHARDSON 25-1	37.00%
NORTH DAKOTA – MOUNTRAIL	BRIGHAM EXPLORATION	RICHARDSON 30-1	12.5%/20% BIAPO

State/County	Operator	Well Name	Northern Oil and Gas Working Interest
NORTH DAKOTA – MOUNTRAIL	BRIGHAM EXPLORATION	JOHNSON 33-1H	16.25%
NORTH DAKOTA – MOUNTRAIL	MUREX PETROLEUM	RICK CLAIR 25-36H	6.25%
NORTH DAKOTA – MOUNTRAIL	WHITING OIL & GAS	BRAAFLAT 11-11H	1.00%
NORTH DAKOTA – MOUNTRAIL	SINCLAIR OIL	NELSON 1-26H	3.00%
NORTH DAKOTA – MOUNTRAIL	SLAWSON EXPLORATION	PATHFINDER 1-9H	3.00%
NORTH DAKOTA – DUNN	MARATHON OIL COMPANY	REISS 34-20H	1.00%
NORTH DAKOTA – DUNN	MARATHON OIL COMPANY	KENT CARLSON 24-36H	6.25%
NORTH DAKOTA – DUNN	MARATHON OIL COMPANY	VOIGT 11-15H	1.00%
NORTH DAKOTA – DUNN	BURLINGTON RESOURCES	BONNEY 34-3H	3.00%

Brigham Exploration

On April 23, 2007 we entered into a joint venture agreement with Brigham Exploration. Under the terms of the agreement, we contributed 3,000 net acres of our approximate 60,000 net acres located in North Dakota and approximately 21,350 net acres of our Sheridan County, Montana acreage.

Drilling under the Brigham joint venture commenced in the early fourth quarter of 2007.  On the Mountrail County, North Dakota acreage, we successfully completed the Bergstrom Family Trust 26, a Bakken well that produced at an early rate of approximately 200 gross barrels of oil per day.  We participated for a 6.25% working interest that converts to 24% working interest at payout.  We also completed the Hallingstad 27, a Bakken well that produced at an early rate of approximately 500 gross barrels of oil per day.  We participated for an 8.4% working interest that converts to 20.5% working interest at payout.

On the Sheridan County, Montana acreage, we successfully completed the Richardson #25, a Red River test well that went on production at a consistent rate of approximately 300 barrels of oil per day.  The Company participated for a 10% working interest that converts to 37% working interest at payout, which is expected to occur in the second fiscal quarter of 2008. We did not recognize any revenue from these wells in 2007.  We also completed the Richardson #30 in late June 2008, an offset to the productive Richardson #25 Red River Well.  The Richardson #30 began production at a rate of approximately 175 barrels of oil per day.  The Company participated for a 12.5% working interest that converts to 21.25% working interest at payout as well as retaining a 1% over-riding royalty interest.

Commencing in 2008, Brigham is subject to a 120 day continuous drilling provision requiring Brigham to drill every 120 days to retain future drilling opportunity.  Under the joint venture acreage in Mountrail County North Dakota, Brigham expects to operate a fourth Bakken well in the second half of 2008. On the Sheridan county acreage, Brigham expects to operate a third conventional well in the second half of 2008.

Murex Petroleum

In the second quarter of 2007, our acreage was included in the Rick Clair 25-36H, a horizontal Bakken well in Mountrail County North Dakota that produced at an early rate of 1400 gross barrels of oil per day.

Whiting Oil & Gas

In the second quarter of 2007, we participated with Whiting Oil & Gas in the Braaflat 11-11H, a horizontal Bakken well in Mountrail County North Dakota that produced at an early rate of 1600 gross barrels of oil per day.  We expect to be included in additional Whiting wells later in 2008 and into 2009.

Sinclair Oil

In the second quarter of 2007, we participated with Sinclair Oil in the Nelson 1-26H a horizontal Bakken well in Mountrail County North Dakota that produced at an early rate of 750 gross barrels of oil per day.

Slawson Exploration

In the second quarter of 2007, we participated with Slawson Exploration in the Pathfinder 1-9H, a horizontal Bakken well in Mountrail County North Dakota that produced at an early rate of 1,500 gross barrels of oil per day.

Marathon Oil Corporation

In the fourth quarter of 2007, we participated with Marathon Oil for a 3% working interest in the Reiss 34 20H, a horizontal Bakken well in Dunn County North Dakota that produced at an early rate of 700 gross barrels of oil per day.  In the second quarter of 2008, we have successfully completed two additional wells, the Kent Carlson 24-36H and the Voigt 11-15H. The Kent Carlson 24-36H is a horizontal Bakken well located in Dunn County North Dakota. We participated for a 6.25% working interest.  The Voigt 11-15H, is a horizontal Bakken well located in Dunn County North Dakota. We participated for a 1% working interest. We expect to be included in at least three additional wells with Marathon during the second half of 2008.  The Marathon Oil program is an excellent example of how we attempt to participate in wells with a small working interest in order to accumulate data as the completion techniques continue to evolve.

Burlington Resources

In the second quarter of 2007, we participated with Burlington Resources in the Bonney 34-3H, a horizontal Bakken well in Dunn County North Dakota that produced at an early rate of 400 gross barrels of oil per day.

The following table summarizes wells that are currently drilling or completing as of August 5, 2008:

State/County	Operator	Well Name	Northern Oil and Gas Working Interest
NORTH DAKOTA – MOUNTRAIL	EOG RESOURCES	WAYZETTA 1-13H	6.25%
NORTH DAKOTA – MOUNTRAIL	EOG RESOURCES	PARSHALL 11-28H	2.00%
NORTH DAKOTA – MOUNTRAIL	SLAWSON EXPLORATION	PROWLER 1-16H	5.00%
NORTH DAKOTA – MOUNTRAIL	SLAWSON EXPLORATION	PAYARA 1-21H	5.00%
NORTH DAKOTA – DUNN	MARATHON OIL COMPANY	CLIVE PELTON 34-23H	3.00%
NORTH DAKOTA – DUNN	MARATHON OIL COMPANY	ECKELBERG 41-26H	3.00%
NORTH DAKOTA – DIVIDE	CONTINENTAL RESOURCES	SKACHENKO 1-31H	6.25%
NORTH DAKOTA – DIVIDE	CONTINENTAL RESOURCES	ELVEIDA 1-33H	10.00%
NORTH DAKOTA – DIVIDE	CONTINENTAL RESOURCES	ARVID 1-34H	6.25%
NORTH DAKOTA – MOUNTRAIL	HESS CORPORATION	EN-NESET-0706H-1	3.00%
NORTH DAKOTA – MOUNTRAIL	HESS CORPORATION	EN-PERSON-1102H-1	12.50%
NORTH DAKOTA – MOUNTRAIL	HESS CORPORATION	RS-AGRIBANK-1102H-1	7.50%
NORTH DAKOTA – MOUNTRAIL	HESS CORPORATION	BL-Blanchard- ###-##-####H-1	2.50%

The following table summarizes wells that are currently permitted on our acreage as of August 5, 2008:

State/County	Operator	Well Name	Northern Oil and Gas Working Interest
NORTH DAKOTA – MOUNTRAIL	EOG RESOURCES	AUSTIN 19-30H	5.00%
NORTH DAKOTA – MOUNTRAIL	EOG RESOURCES	MODEL 1-05H	3.00%
NORTH DAKOTA – MOUNTRAIL	EOG RESOURCES	MODEL 2-08H	3.00%
NORTH DAKOTA – MOUNTRAIL	EOG RESOURCES	MODEL 4-19H	3.00%
NORTH DAKOTA – MOUNTRAIL	EOG RESOURCES	RUUD 1-18H	3.00%
NORTH DAKOTA – MOUNTRAIL	EOG RESOURCES	AUSTIN 23-32H	3.00%
NORTH DAKOTA – MOUNTRAIL	EOG RESOURCES	SHELL 1-08H	3.00%
NORTH DAKOTA – MOUNTRAIL	EOG RESOURCES	AUSTIN 3-4H	1.00%
NORTH DAKOTA – MOUNTRAIL	EOG RESOURCES	PARSHALL 12-27H	2.00%
NORTH DAKOTA – MOUNTRAIL	EOG RESOURCES	MODEL 1-09H	3.00%
NORTH DAKOTA – MOUNTRAIL	WHITING OIL&GAS	FEDERAL 11-9H	1.00%
NORTH DAKOTA – MOUNTRAIL	SLAWSON EXPLORATION	BANDIT 1-29H	27.00%
NORTH DAKOTA – MOUNTRAIL	SLAWSON EXPLORATION	PEACEMAKER 1-8H	15.00%
NORTH DAKOTA – MOUNTRAIL	SLAWSON EXPLORATION	HEDGEHOG 1-6H	5.00%
NORTH DAKOTA – MOUNTRAIL	SLAWSON EXPLORATION	TOMCAT 1-2H	5.00%
NORTH DAKOTA – MOUNTRAIL	SLAWSON EXPLORATION	SENTRY 10-1H	5.00%
NORTH DAKOTA – MOUNTRAIL	SLAWSON EXPLORATION	NIGHTCRAWLER 1-17H	5.00%
NORTH DAKOTA – MOUNTRAIL	SLAWSON EXPLORATION	VOYAGER 1-28H	5.00%
NORTH DAKOTA – MOUNTRAIL	SLAWSON EXPLORATION	POLARIS 1-21H	5.00%

State/County	Operator	Well Name	Northern Oil and Gas Working Interest
NORTH DAKOTA – MOUNTRAIL	SLAWSON EXPLORATION	PANTHER 1-29H	7.50%
NORTH DAKOTA – MOUNTRAIL	BRIGHAM EXPLORATION	AFSETH 34-1H	6.25%
NORTH DAKOTA – MOUNTRAIL	BRIGHAM EXPLORATION	HALLINGSTAD 35-1H	15.00%
NORTH DAKOTA – MOUNTRAIL	WINDSOR ENERGY	WOLF 1-4H	16.00%
NORTH DAKOTA – DUNN	TRACKER RESOURCES	KNUTSON #4-1H	8.00%
NORTH DAKOTA – MOUNTRAIL	XTO - HEADINGTON	SMOUSE 41-28	30.00%
NORTH DAKOTA – MCKENZIE	ENCORE OPERATING	ROLFSON 14-33H	5.00%
NORTH DAKOTA – BURKE	SAMSON OIL	GUSTAFSON 29-161-92H	25.00%
NORTH DAKOTA – MOUNTRAIL	MUREX PETROLEUM	CHAD ALLEN 25-36H	6.25%
NORTH DAKOTA – RICHLAND	CRUSADER ENERGY	OILERS 1H-10	7.50%
NORTH DAKOTA – DUNN	MARATHON OIL COMPANY	KENT CARLSON 14-36H	6.25%
NORTH DAKOTA – DUNN	MARATHON OIL COMPANY	KOVAOFF 21-17H	2.00%
NORTH DAKOTA – MOUNTRAIL	MARATHON OIL COMPANY	SHOBE 24-20H	7.50%
NORTH DAKOTA – DUNN	MARATHON OIL COMPANY	STROMMEN 14-8H	3.00%
NORTH DAKOTA – DIVIDE	CONTINENTAL RESOURCES	SHONNA 1-15H	15.00%
NORTH DAKOTA – DIVIDE	CONTINENTAL RESOURCES	ELLS 1-6H	12.50%
NORTH DAKOTA – DIVIDE	CONTINENTAL RESOURCES	VIOLA 1-7H	7.50%
NORTH DAKOTA – DIVIDE	CONTINENTAL RESOURCES	ROSSOW 1-10H	10.00%
NORTH DAKOTA – MOUNTRAIL	ST. MARY	S.M. CLARK 4-6H	2.00%
NORTH DAKOTA – MOUNTRAIL	HESS CORPORATION	EN-HYNEK-0112H-1	12.50%
NORTH DAKOTA – SHERIDAN	KODIAK OIL&GAS	MEAGHER 16-30	8.50%
NORTH DAKOTA – SHERIDAN	KODIAK OIL&GAS	BONEYARD 13-20	8.50%

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

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2008 and June 30, 2008.

	March 31, 2008 (Unaudited)	June 30, 2008 (Unaudited)

Current Assets	$5,962,838	$17,605,086

Current Liabilities	$2,194,099	$3,325,757

Working Capital	$3,768,739	$14,279,329

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

Since inception, we have financed cash flow requirements through short term debt financing, our recent land bank arrangement and the issuance of common stock for cash and services as well as proceeds from the exercise of warrants to purchase common equity.  In the future, if we deem it necessary to raise capital for continued acreage acquisition or an accelerated drilling program, we may access the debt or equity markets.  There can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease acreage acquisition and/or drilling expenditures.  No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our stockholders.

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

Significant financing arrangements following the quarter ended June 30, 2008.

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

As of June 30, 2008, we received gross proceeds of approximately $15,582,069 from the exercise of outstanding warrants previously issued in connection with the Company’s September 2007 institutional private placement.  The warrants resulted in the issuance of an aggregate of 3,084,853 shares of the Company’s common stock, par value $0.001, as of June 30, 2008.  Subsequent to June 30, 2008, the Company received additional gross proceeds of $10,400,004 from the exercise of outstanding warrants exercisable for $6.00 per share previously issued in connection with the Company’s September 2007 institutional private placement.  The warrants resulted in the issuance of an aggregate of 1,733,334 shares of the Company’s common stock. As of August 1, 2008, the Company has received gross proceeds of $26,915,872.75 from the exercise of warrants and options in fiscal year 2008.

Expected purchase or sale of any significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment as such items are not required by us at this time or anticipated to be needed in the next twelve months.

Significant changes in the number of employees.

As of June 30, 2008, we had four full-time employees.  As drilling production activities commence, we may hire additional technical, operational and administrative personnel as appropriate.  We do not expect a significant change in the number of full time executive employees over the next 12 months.  We are using, and will continue to use, extensively the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

As of June 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2008, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On or about April 24, 2008 and April 25, 2008, the Company received gross proceeds of approximately $9.8 million from the exercise of outstanding warrants previously issued in connection with the Company’s September 2007 institutional private placement.  The warrants resulted in the issuance of an aggregate of 2,071,817 shares of the Company’s common stock.  FIG Partners, Energy Research and Capital Group acted as the agent on the Company’s behalf in facilitating the early exercise of the warrants for a $0.25 discount from the $5.00 exercise price almost one year prior to their expiration date, and received a commission equal to eight hundred seventy-five one thousandths of one percent (0.875%) of the gross proceeds in connection with the warrant exercises.  The Company believes the issuance of the shares upon exercise of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D, Rule 506.

Between May 9, 2008 and June 30, 2008, the Company received gross proceeds of $4,054,548 from the exercise of outstanding warrants to purchase shares of our common stock exercisable for $6.00 per share, which were previously issued in connection with the Company’s September 2007 institutional private placement.  The warrants resulted in the issuance of an aggregate of 675,758 shares of the Company’s common stock.  The Company believes the issuance of the shares upon exercise of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D, Rule 506.

On June 2, 2008, we provided notice to all holders of the remaining outstanding warrants to purchase shares of our common stock exercisable for $5.00 per share indicating that the Company determined to call such warrants for cancellation pursuant to the terms of such warrants.  Between June 11, 2008 and June 20, 2008, the Company received gross proceeds of $1,686,390 from the exercise of such outstanding warrants, which had been previously issued in connection with the Company’s September 2007 institutional private placement.  The warrants resulted in the issuance of an additional aggregate of 337,278 shares of the Company’s common stock.  The Company believes the issuance of the shares upon exercise of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D, Rule 506.

On June 30, 2008, we issued 35,275 shares of restricted common stock to MOP as partial consideration for our acquisition of leases covering approximately 7,217 net mineral acres in Mountrail County, North Dakota pursuant to an agreement dated January 17, 2008.  The shares were issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.  The principals of MOP are Mr. Steven Reger and Mr. Tom Ryan, both are uncles of our Chief Executive Officer, Michael Reger.  The issuance of the foregoing shares of common stock was approved by our Audit Committee, which consists of independent directors having no relation to the principals of MOP.  We did not receive any proceed from the issuance of the foregoing securities.

On June 30, 2008, we provided notice to all holders of the remaining outstanding warrants to purchase shares of our common stock exercisable for $6.00 per share indicating that the Company determined to call such warrants for cancellation pursuant to the terms of such warrants.  Subsequent to June 30, 2008, the Company received additional gross proceeds of $10,400,004 from the exercise of outstanding warrants exercisable for $6.00 per share previously issued in connection with the Company’s September 2007 institutional private placement.  The warrants resulted in the issuance of an aggregate of 1,733,334 shares of the Company’s common stock. As of August 1, 2008, the Company has received gross proceeds of $26,915,872.75 from the exercise of warrants and options in fiscal year 2008.  The Company believes the issuance of the shares upon exercise of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D, Rule 506.

As of August 1, 2008, all outstanding warrants to purchase shares of the Company’s common stock had been exercised by the holders thereof, and no outstanding warrants remained available for exercise.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)           We held our Annual Meeting of Shareholders on May 19, 2008.

(b)           The following persons, who together constitute all of the members of our Board of Directors, were elected at the Annual Meeting of Shareholders to serve until the 2009 Annual Meeting of Shareholders and until he or she is succeeded by another qualified director who has been elected:

Ryan R. Gilbertson                                                     Robert Grabb                                                   Jack King
Lisa Bromiley Meier                                                   Loren J. O’Toole                                                Michael L. Reger
      Carter Stewart
(c)           Matters Voted Upon

Proposal 1: Election of Directors

The following votes were recorded with respect to this proposal:

	Votes For	Votes Withheld
Ryan R. Gilbertson	17,624,239	3,392
Robert Grabb	17,624,239	3,392
Jack King	17,624,239	3,392
Lisa Bromiley Meier	17,624,239	3,392
Loren J. O’Toole	17,624,239	3,392
Michael L. Reger	17,624,239	3,392
Carter Stewart	17,624,239	3,392

Proposal 2: Ratification of Appointment of Independent Registered Public Accountants

The following votes were recorded with respect to the ratification of the appointment of Mantyla McReynolds LLC as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

Votes For	17,617,149
Votes Against	9,699
Votes Abstaining	783
Broker No Votes	----

(d)           Not applicable

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	August 8, 2008	By:	/s/Michael Reger
Michael Reger, Chief Executive Officer and Director

Date:	August 8, 2008	By:	/s/Ryan Gilbertson
Ryan Gilbertson, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002