Form 10-Q/A
period 2008-06-30
NORTHERN OIL & GAS, INC.
filed 2008-10-16
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q/A
(Filed October 16, 2008)

For the Period Ended June 30, 2008

C O N T E N T S

EXPLANATORY NOTE:

Northern Oil and Gas, Inc. (the "Company") is filing this Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 3008 containing the following clarifications and revisions:

We have provided the following additional disclosures in the “Outlook and Overview” portion of Part I – Item 2 - Management’s Discussion and Analysis or Plan of Operation:

o
We have explained why we chose to use 500,000 barrels of oil as our assumption in estimating the potential oil yield from our current acreage and have provided a sensitivity analysis regarding our assumptions and their impact on our potential yield; and

o	We have provided further detail explaining our basis for projecting approximately $35 million in annualized cash flows entering 2009.

We have removed the reference to our Chief Executive Officer and Chief Financial Officer on the titles to Exhibits 31.1 and 31.2.

Except as expressly set forth in this Form 10-Q/A, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 3008 has not been amended, updated or otherwise modified.

This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events.  Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-Q.  With this Amendment, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS

	June 30, 2008	December 31, 2207
	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$ 12,367,173	$ 10,112,660
Short-term Investments	3,389,350	-
Trade Receivables	916,770	-
Prepaid Drilling Costs	804,343	364,290
Prepaid Expenses	127,450	25,680
Total Current Assets	17,605,086	10,502,630

PROPERTY AND EQUIPMENT, AT COST
Oil and Natural Gas Properties, Full Cost Method (including unevaluated costs of
$16,592,550 at 6/30/08 and $7,587,511 at 12/31/2007)	20,653,774	7,587,511
Other Property and Equipment	247,003	44,769
Total Property and Equipment	20,900,777	7,632,280
Less - Accumulated Depreciation and Depletion	172,135	3,446
Total Property and Equipment, Net	20,728,642	7,628,834

Total Assets	$ 38,333,728	$ 18,131,464

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$ 426,307	$ 113,254
Accrued Expenses	3,885	110,993
Accrued Drilling Costs	1,048,458	-
Derivative Liabilities	847,200	-
Margin Loan	999,907	-
Total Current Liabilities	3,325,757	224,247

LONG-TERM LIABILITIES	-	-

Total Liabilities	3,325,757	224,247

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001; 100,000,000 Authorized, 32,281,098
Outstanding (2007 – Par Value $.001; 28,695,922 Shares Outstanding)	32,282	28,696
Additional Paid-In Capital	39,842,362	22,259,921
Retained Deficit	(4,285,212)	(4,381,400)
Additional Paid in Capital, Shares to be Issued	321,713	-
Accumulated Other Comprehensive Income (Loss)	(903,174)	-
Total Stockholders' Equity	35,007,971	17,907,217

Total Liabilities and Stockholders' Equity	$ 38,333,728	$ 18,131,464

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June, 30		June, 30
	2008	2007	2008	2007
REVENUES
Oil and Gas Sales	$ 764,528	$ -	$ 1,050,257	$ -
Gain on Derivatives	-	-	1,300	-
	764,528	-	1,051,557	-

OPERATING EXPENSES
Production Expenses	8,020	-	9,418	-
Severance Taxes	38,242	-	50,336	-
General and Administrative Expense	410,736	894,460	918,619	1,191,919
Depletion and Depreciation	119,489	260	168,689	520
Total Expenses	576,487	894,720	1,147,062	1,192,439

INCOME (LOSS) FROM OPERATIONS	188,041	(894,720)	(95,505)	(1,192,439)

OTHER INCOME	95,424	13,660	191,693	23,793

INCOME (LOSS) BEFORE INCOME TAXES	283,465	(881,060)	96,188	(1,168,646)

INCOME TAX PROVISION (BENEFIT)	-	-	-	-

NET INCOME (LOSS)	$ 283,465	$ (881,060)	$ 96,188	$ (1,168,646)

Net Income (Loss) Per Common Share – Basic and Diluted	$ 0.01	$ (0.04)	$ 0.00	$ (0.05)

Weighted Average Shares Outstanding – Basic	30,864,339	22,728,958	29,857,035	21,469,892

Weighted Average Shares Outstanding - Diluted	34,379,541	22,728,958	29,857,035	21,469,892

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Six Months Ended June 30,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ 96,188	$ (1,168,646)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used for Operating Activities:
Depletion and Depreciation	168,689	520
Issuance of Stock for Consulting Fees	49,875	475,000
Market Value adjustment of Derivative Instruments	10,052	-
Share – Based Compensation Expense	35,125	436,384
Increase in Trade Receivables	(916,770)	(51,776)
Increase in Prepaid Expenses	(101,770)	(23,375)
Increase in Accounts Payable	313,053	113,649
Decrease in Accrued Expenses	(107,108)	-
Net Cash Used For Operating Activities	(452,666)	(218,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Office Equipment and Furniture	(202,234)	(14,082)
Increase in Prepaid Drilling Costs	(440,053)	-
Increase in Accrued Drilling Costs	1,048,458	-
Increase in Short-term Investment, net	(3,550,524)	-
Oil and Gas Properties	(11,779,327)	(948,955)
Net Cash Used For Investing Activities	(14,923,680)	(963,037)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Margin Loan	999,907	-
Repayments of Convertible Notes Payable (Related Party)	-	(165,000)
Cash Paid for Listing Fee	(65,000)	-
Sale of Calls	95,148	-
Deferred Offering Costs	-	(111,839)
Proceeds from the Issuance of Common Stock – Net of Issuance Costs	15,667,004	1,188,990
Proceeds from Exercise of Stock Options	933,800	-
Net Cash Provided by Financing Activities	17,630,859	912,151

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,254,513	(269,130)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	10,112,660	849,935

CASH AND CASH EQUIVALENTS – END OF PERIOD	$ 12,367,173	$ 580,805

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$ -	$ -
Cash Paid During the Period for Income Taxes	$ -	$ -

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$ 1,286,936	$ 705,012
Payment of Consulting Fees through Issuance of Common Stock	$ 49,875	$ 475,000

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

			Notional
	Derivative		Amount -	NYMEX
Settlement Period	Instrument	Hedge Strategy	Oil (Barrels)	Reference Price
Futures Contracts
12/01/08 - 12/31/08	Sold Future	Cash flow	20,000	$104.35
Options Contracts
07/16/08	Written Call 140 Strike	Undesignated	20,000	4.75

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

We expect to participate in approximately 60 gross oil wells in 2008 with an average working interest of 8% yielding approximately 5 net wells.  Based on the current pace of development we expect to fully develop our  Bakken position in 2011.  We expect our position to have the potential to yield approximately 46 Million gross barrels of oil.  This is based on assumptions of 92 net wells and 500,000 barrels of recoverable oil per well. Operators have stated a range of approximately 250,000 to 900,000 barrels of recoverable oil. Our assumption of 500,000 barrels of recoverable oil per well was derived from reported results from our operating partners and reservoir engineering data from our producing wells.  The pace of development and our assumptions are subject to change and it is possible that results may not be as favorable as we expect.  However we may also experience substantially higher reserves due to secondary recovery and enhanced completion techniques.  Based on currently planned wells, we expect to exit 2008 at a run rate of approximately 1,100 gross barrels of daily oil production.  After paying landowner royalties ranging from 12% to 20% this equates to approximately 900 barrels of daily production net to us.

At $110 dollar oil prices,  our target exit rate of 900 barrels per day will produce approximately $35 million in annualized cash flows entering 2009.  We expect this number to grow substantially through 2009 as we continue to add production.  Any fluctuation in the per barrel price of oil, the actual daily production from our wells or the number of wells in production entering 2009 would correspondingly increase or decrease our actual annualized cash flow at any point in time.  For instance, in the event that the price of oil decreases by ten percent from $110 per barrel, our annualized cash flows entering 2009 would equal approximately $32.5 million.  Conversely, in the event that the price of oil increases by ten percent from $110 per barrel, our annualized cash flows entering 2009 would equal approximately $40 million.

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

	Three Months Ended March 31, 2008	Three Months Ended June 30, 2008
Oil revenue:
Oil revenue	$ 285,692	$ 762,763
Unrealized oil derivative gains (losses)	$ 1,300	$ 0
Oil revenue including unrealized oil derivative gains (losses)	$ 286,992	$ 762,763
Natural gas revenue:
Natural gas revenue	$ 37	$ 1,765
Unrealized natural gas derivative gains (losses)	$ 0	$ 0
Natural gas revenue including unrealized natural gas derivative gains (losses)	$ 37	$ 1,765
Oil and natural gas revenue:
Oil and natural gas revenue	$ 285,729	$ 764,528
Unrealized oil and natural gas derivative gains (losses)	$ 1,300	$ 0
Oil and natural gas revenue including unrealized derivative gains (losses)	$ 287,029	$ 764,528
Total revenue	$ 287,029	$ 764,528

The following table illustrates the average prices at which we sold oil and natural gas for the quarter ended June 30, 2008 compared to the quarter ended March 31, 2008.

	Three Months Ended March 31, 2008	Three Months Ended June 30, 2008
Average oil prices:
Oil price (per Bbl)	$ 92.10	$ 120.12
Average natural gas prices:
Natural Gas price (per Mcf)	$ 10.96	$ 13.31

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs at the end of the first two fiscal quarters of 2008.

	Three Months Ended March 31, 2008	Three Months Ended June 30, 2008
Depletion of oil and natural gas properties	$ 40,636	$ 106,942

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

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2008 and June 30, 2008.

	March 31, 2008 (Unaudited)	June 30, 2008 (Unaudited)

Current Assets	$ 5,962,838	$ 17,605,086

Current Liabilities	$ 2,194,099	$ 3,325,757

Working Capital	$ 3,768,739	$ 14,279,329

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

PART II - OTHER INFORMATION

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this amend to our Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	October 16, 2008	By:	/s/Michael Reger
Michael Reger, Chief Executive Officer and Director

Date:	October 16, 2008	By:	/s/Ryan Gilbertson
Ryan Gilbertson, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002