Form 10-K
NORTHERN OIL & GAS, INC.
filed 2009-03-16
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHTINGTON, DC  20549

FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
Yes ☒                      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☐                                                                Accelerated Filer  ☒

Non-Accelerated Filer  ☐                                                                           Smaller Reporting Company ☐
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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the American Stock Exchange) was approximately $261,247,772.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 13, 2008, the registrant had 34,120,103 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

NORTHERN OIL AND GAS, INC.

NORTHERN OIL AND GAS, INC.

2008 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

Overview

Northern Oil and Gas, Inc. (the “Company,” “we,” “us,” “our” and words of similar import) is a growth-oriented independent energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties.  Prior to March 20, 2007, our name was “Kentex Petroleum, Inc.,” a Nevada corporation incorporated on October 5, 2006.  The Company took its present form on March 20, 2007, when Northern Oil and Gas, Inc.  (“Northern”), a Nevada corporation engaged in the Company’s current business, merged with and into our subsidiary, with Northern remaining as the surviving corporation (as more fully discussed below).  Northern then merged into us, and we were the surviving corporation.  We then changed our name to Northern Oil and Gas, Inc.  References made herein to “Kentex” refer to the Company’s status and operations prior to March 20, 2007.

The Company was originally organized under the laws of the State of Nevada on February 10, 1983, principally for the purpose of engaging in any lawful activity.  On or about January 18, 2006, Kentex received notification that the NASD had approved the Form 211 application for addition to the OTC Bulletin Board under the ticker symbol “KNTX”, effective January 19, 2006.

On March 20, 2007, Kentex acquired Northern, pursuant to a merger by and among us, Kentex Acquisition Corp., a Nevada corporation and our wholly owned subsidiary (the “Merger Sub”), and Northern.  Kentex Acquisition Corp. merged with and into Northern, with Northern as the surviving corporation (the “Merger”).  We issued 21,173,013 shares of our common stock in exchange for 100% of the outstanding shares of Northern.  Upon closing of the Merger, the former stockholders of Northern thereafter controlled approximately 94% of our outstanding shares of common stock.  Immediately following the Merger, the Company completed a so-called short-form Merger with Northern, in which Northern merged into the Company, and the Company was the surviving entity.  As a part of this short-form Merger, the Company changed its name to “Northern Oil and Gas, Inc”.  As a result of the Merger, Northern was deemed to be the acquiring company for financial reporting purposes and the transaction has been accounted for as a reverse merger.  The financial statements presented in the Company’s December 31, 2006, Form 10-KSB report were the historical financial statements of Kentex Petroleum, Inc, the predecessor company.  Additional material terms of the Merger are detailed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2006.

On March 17, 2008 the Company received an approval letter to begin trading on the American Stock Exchange (the “AMEX”).  Our common stock commenced trading on the AMEX on March 26, 2008 under the symbol “NOG.”

Following the Merger, our main business focus has been directed to oil and gas exploration and development.  Unless specifically stated otherwise, our primary operations are now those formerly operated by Northern as well as other business activities since March, 2007.

Business

We are a growth-oriented independent energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties, and have focused our activities primarily on projects based in the Rocky Mountain Region of the United States, specifically the Williston Basin.  We believe that we are able to create value via strategic acreage acquisitions and convert that value or portion thereof into production by utilizing experienced industry partners specializing in the specific areas of interest.  We have targeted specific prospects and began drilling for oil in the Williston Basin region in the fourth fiscal quarter of 2007.  As of March

16, 2009, we had completed 46 successful discoveries, consisting of 43 targeting the Bakken/Three Forks formation and three targeting a Red River Structure.

As an exploration company, our business strategy is to identify and exploit resources that can be quickly developed and put in production at low cost and are both repeatable and scalable.  We also intend to take advantage of our expertise in aggressive land acquisition to develop exploratory projects with extremely attractive growth potential in focus areas and to participate with other companies in those areas to explore for oil and natural gas using state-of-the-art three-dimensional (3-D) seismic technology.  We believe our competitive advantage lies in our ability to acquire property in the most exciting new plays in a nimble and efficient fashion.  We are focused on low overhead.  We believe we are in a position to most efficiently exploit and identify high production oil and gas properties.  We intend to continue to carefully pursue the acquisition of properties that fit our profile.

Because we did not commence drilling activities until the fourth fiscal quarter of 2007, we did not perform any reservoir engineering calculations in the 2007 fiscal year.  Although we began oil production in the fourth fiscal quarter of 2007, we did not receive payment or recognize revenue from sales in the 2007 fiscal year.  As such, we first began to recognize revenue from our oil and gas operations in 2008.  As such, many metrics of comparison from 2007 to 2008 are not applicable.

Reserves

We completed our initial reservoir engineering calculations in the first fiscal quarter of 2008 and completed our most recent reservoir engineering calculation in February 2009.  Our year end calculations take into consideration the development of approximately 1.5% of our total drillable acreage inventory. The table below summarizes our estimated proved reserves by core area as of December 31, 2008, and our December 2008 average daily production.  The value of our reserves is calculated by determining the present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated lease operating expenses, production taxes and future development costs.  In accordance with SEC regulations, our reserve report values our production based upon the $38.60 price of oil on December 31, 2008.  Oil prices have increased and we have added significant production since December 31, 2008.  The table below uses price and costs without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, or Federal income taxes, and discounted using an annual discount rate of 10%.  The values below are generally referred to in our industry as the “Pre-tax PV10%” values of our reserves and may be considered a non-GAAP financial measure as defined by the SEC.

Proved Reserves(1)

Core Area	Oil(2)	Natural Gas	Total	Pre-Tax PV10% Value(3)	December 2008 Average Daily Production
	(barrels)	(cubic feet)	(barrels of oil equivalent)		(barrels per day)
North Dakota	664,923	205,492	699,172	$10,785,589	420
Montana	62,742	10,959	64,569	1,000,467	40
Total	727,665	216,451	763,741	$11,768,056	460

_____________________
(1)
Oil and gas reserve quantities and related discounted future net cash flows have been derived from oil and gas prices as of December 31, 2008, including the effect of dirrerentials, pursuant to current SEC and FASB guidelines.

(2)	Oil includes natural gas liquids.

(3)
Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure.  Pre-tax PV10% is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting future income taxes.  We believe pre-tax PV10% is a useful measure for investors for evaluating the relative monetary significance of our oil and natural gas properties.  We further believe investors may utilize our pre-tax PV10% as a basis for comparison of the relative size and value of our reserves to other companies because many factors that are unique to each individual company impact the amount of future income taxes to be paid.  Our management uses this measure when assessing the potential return on investment related to our oil and gas properties and acquisitions.  However, pre-tax PV10% is not a substitute for the standardized measure of discounted future net cash flows.  Our pre-tax PV10% and the standardized measure of discounted future net cash flows do not purport to present the fair value of our oil and natural gas reserves.

The daily production data provided in the foregoing table does not reflect substantial improved production from well completions and increased flow rates on existing wells since December 31, 2008.  We believe that production from existing wells in December 2008 was intentionally choked back by several operators in response to commodity price decreases and winter season selling differentials.  Our average daily production as of March 13, 2009, was approximately 850 net barrels of oil per day, reflecting additional well completions and increased flow rates from pre-existing wells despite restricted flow rates from certain of our wells.

Our reserve report does not account for any value in potential reserves relating to any acreage not subject to drilling activities, such as our New York acreage and any undeveloped acreage in North Dakota or Montana.  Further, our reserve report did not indicate any significant quantities of natural gas present in any wells drilling or completed as of December 31, 2008.  We have elected not to complete an assessment of proven undeveloped locations (“PUD’s”) at this time due to the rapid increase in drilling adjacent to and in our acreage units.  We intend to complete a reserve report including PUD’s by the end of the second quarter of 2009, at which time we believe we will be able to obtain a more accurate PUD’s estimation.  Estimates of ultimate recovery from our Bakken wells have ranged from 350,000 to over 1,000,000 barrels of oil.  Our current acreage position will allow us to drill up to 110 net wells based on 640-acre spacing units.

Recent Developments

During the 2008 fiscal year, we continued to focus our operations on acquiring leaseholds and drilling exploratory and developmental wells primarily in the Rocky Mountain Region of the United States.  We acquired approximately 50,000 additional net acres during 2008, primarily in Mountrail and Dunn Counties of North Dakota but also in Burke, Divide and other counties of North Dakota.  As of December 31, 2008, 36 gross wells had been completed in which we had an interest.  Our principal assets continue to be located in the Williston Basin region of the northern United States and Yates County, New York, and included the following primary positions as of December 31, 2008:

▪
Approximately 30,000 net acres located in Mountrail County North Dakota, within and surrounding to the north south and west the Parshall Field currently being developed by EOG Resources and others to target the Bakken Shale;

▪	Approximately 25,000 net acres located in Dunn County, North Dakota, in which we are targeting the Bakken Shale and Three Forks/Sanish formations;

▪	Approximately 22,000 net acres located in Sheridan County, Montana, representing a stacked pay prospect over which we have significant proprietary 3-D seismic data;

▪
Approximately 10,000 net acres located in Burke and Divide Counties of North Dakota, targeting the Bakken Shale and Three Forks/Sanish formations near significant drilling activities by Marathon Oil Corporation;

▪
Approximately 10,000 net acres located in the “Finger Lakes” region of Yates County, New York, in which we are targeting natural gas production from the Trenton/Black River, Marcellus and Queenstown-Medina formations; and

Approximately 5,000 net acres located in McKenzie, Williams and Mercer Counties North Dakota, in which we are targeting the Bakken Shale.

In addition to purchasing interests in oil, gas and mineral leases with the intention of increasing our acreage positions in desired prospects, during fiscal year 2008 we also utilized “farm-in” arrangements whereby we purchase oil, gas and mineral leases under specific wells that are drilling or expected to drill in short order, while allowing the assignee of such rights to retain an overriding royalty interest or a working interest that converts at pay-out in the related production.  Recent declines in crude oil process have made farm-in arrangements more cost-effective to our company as an acquirer.

A complete discussion of our significant acquisitions during the past two years is included under the heading “Properties – Acreage Acquisitions” in Item 2 of this report

Production Methods

We primarily engage in oil and gas exploration and production through participating on a “heads-up” basis alongside third-party interests in wells drilled and completed in spacing units that include our acreage.  We typically depend on drilling partners to propose, permit and initiate the drilling of wells.  Prior to commencing drilling, our partners are required to provide all owners of oil, gas and mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit.  In the 2008 fiscal year, we participated in the drilling of all wells that included any of our acreage.  We will assess each drilling opportunity on a case-by-case basis going forward and participate in wells that we expect to be economically feasible based upon our estimates of ultimate recoverable oil and gas from each project, as well as other factors.

The Company may utilize experienced drilling and operating partners through formal “farm-out” agreements in which we contribute our leasehold interests in exchange for working interests in wells drilled on the Company’s acreage, while a drilling partner funds the drilling and operation of the actual well.  Pursuant to those arrangements, our partners will provide the expertise, equipment and a significant portion of the capital required to drill wells on our acreage.  However we generally intend to participate in the drilling of wells including our acreage on a “heads-up” basis commensurate with our working interest.

We also have utilized “farm-in” arrangements whereby we would purchase oil, gas and mineral leases under specific wells that were drilling or expected to drill in short order, while allowing the assignee of such rights to retain an overriding royalty interest in the related production.  In some cases these farm-in arrangements have become more cost-effective to acquire as crude oil prices have declined and the owners of oil, gas and mineral rights desire to participate in drilling wells less aggressively.  Farm-in arrangements allow us to ensure an accelerated return on capital by deploying our acquisition budget to acreage that is expected to provide production in the very near future.

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

Proved Reserves

Our estimated proved reserves as of December 31, 2008, are summarized in the table below based upon a reserve report prepared in February 2009 by Ryder Scott Company, LP.  Our February 2009 reserve report did not include an analysis of our Proved Undeveloped Properties.

	Oil (barrels)	Natural Gas (cubic feet)	Total (barrels of oil equivalent)	% of Total Proved	Future Capital Expenditures
North Dakota
PDP(1)	418,673	104,866	436,151	57%	$ 3,272,580
PDNP(2)	246,250	100,626	263,021	34%	3,326,230
Total Proved	664,923	205, 492	699,172	91%	$ 6,598,810

Montana:
PDP	62,742	10,959	64,569	9%	814,541
PDNP	–	–	–	–	–
Total Proved	727,665	216,451	763,741	100%	$ 7,413,352

____________________
(1)	”PDP” consists of our proved developed producing reserves.
(2)	”PDNP” consists of our proved developed nonproducing reserves.

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

Our oil production is expected to be sold at prices tied to the spot oil markets.  Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices. We rely on our operating partners to market and sell our production.

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

In general, our lease agreements stipulate five year terms with minimum net revenue interests. Bonuses and royalty payments are made on a case-by-case basis consistent with industry standard pricing. Once a well is drilled and production established, the well is considered “held by production,” meaning the lease continues as long as oil is being produced.  Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production.  The vast majority of our North Dakota leases have over four years remaining on the terms.  We have very few leases with less than three years remaining in North Dakota.  In Montana and New York we generally have 30 months to three years remaining on our leases, with very few exceptions.  We believe that given the pace of drilling in the recent period there should be very few, if any, instances in which we are unable to accomplish the goals of our drilling program due to time constraints on the leases

Some of our acreage is subject to joint venture and drilling agreements, and we expect that we will continue to evaluate potential partners and arrangements to develop our positions.  The provisions of each relationship are and will be subject to separately negotiated arrangements.  We do not rely on any material patents, trademarks, licenses, franchises, labor contracts or other similar arrangements during our ordinary course of business.

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

Employees

The Company currently has five full time employees.  Our Chief Executive Officer—Michael Reger—and our Chief Financial Officer—Ryan Gilbertson—are responsible for all material policy-making decisions, and are assisted in the implementation of the Company’s business by our Vice President of Operations and our General Counsel.  All employees have entered into written employment agreements with the Company.  As drilling production activities continue to increase, we may hire additional technical, operational or administrative personnel as appropriate.  We do not expect a significant change in the number of full time employees over the next 12 months, assuming our currently-projected drilling plan.  We are using and will continue to use the services of independent consultants and contractors to perform various professional services, particularly in the area of land services, reservoir engineering, drilling, water hauling, pipeline construction, well design, well-site monitoring and surveillance, permitting and environmental assessment.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Office Locations

Our executive offices are located at 315 Manitoba Avenue, Suite 200, Wayzata, Minnesota 55391.  Our office space consists of 3,044 square feet leased pursuant to a five-year office lease agreement that commenced in February, 2008.  We believe our current office space is sufficient to meet our needs for the foreseeable future.

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

The global financial crisis may significantly impact our business and financial condition for the foreseeable future.

The continued credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have an impact on our flexibility to react to changing economic and business conditions.  The economic situation could have an impact on operators upon whom we are dependent for drilling our wells, our lenders or customers, causing them to fail to meet their obligations to us.  Additionally, market conditions could have an impact on our commodity hedging arrangements if our counterparties are unable to perform their obligations or seek bankruptcy protection.  We believe, however, that we are funded to meet our 2009 drilling program and additional capital would be required in the event we accelerate our drilling or commodity prices decline substantially resulting in revenues significantly less than we currently expect.

We may be unable to obtain additional capital that we will require to implement our business plan, which could restrict our ability to grow.

We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues generated from our properties in Montana and North Dakota alone may not be sufficient to fund both our continuing operations and our planned growth.  We may require additional capital to continue to operate our business beyond the initial phase of our current properties, and to further expand our exploration and development programs to additional properties.  We may be unable to obtain additional capital required.

Future acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) may require a substantial amount of additional capital and cash flow.

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

We have minimal operating history, which may raise substantial doubt as to our ability to successfully develop profitable business operations.

We have a limited operating history.  Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industries.  We first generated revenues from operations in the fiscal year ended December 31, 2008, and have been primarily focused on exploratory drilling and fund raising activities.  There is nothing at this time on which to base an assumption that our business operations will prove to be successful in the long-term.  Our future operating results will depend on many factors, including:

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

To achieve profitable operations in the future, we must, alone or with others, successfully execute on the factors stated above, along with continually developing ways to enhance our production efforts, when commenced.  Despite our best efforts, we may not be successful in our exploration or development efforts, or obtain required regulatory approvals.  There is a possibility that some, or all, of our wells may never produce natural gas or oil.

We are highly dependent on Michael Reger, our Chief Executive Officer and Chairman and Ryan Gilbertson, Chief Financial Officer.  The loss of either of them, upon whose knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of Michael Reger and Ryan Gilbertson, whose knowledge, leadership and technical expertise would be difficult to replace, and on our ability to retain and attract experienced engineers, geoscientists and other technical and professional staff.  If we were to lose their services, our ability to execute our business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for them.  Mr. Reger and Mr. Gilbertson recently entered into employment agreements with the Company, however, they may terminate their employment with the Company at any time.

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

Our ability to successfully acquire additional properties, to increase our reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment.  These realities are subject to change and may impair our ability to grow.

To continue to develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business.  We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them.  In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships.  If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

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

Our current credit facility with CIT Capital USA, Inc. imposes specific hedging requirements for our future production.  At the current time, we have hedged approximately 20% of our expected 2009 production and less than 5% of our 2010 and 2011 production.  While intended to reduce the effects of volatile oil and natural gas prices, such transactions may limit our potential gains and increase our potential losses if oil and natural gas prices were to rise substantially over the price established by the hedge.  In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which:

▪	our production is less than expected;
▪	there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement; or
▪	the counterparties to our hedging agreements fail to perform under the contracts.

Risks Related To Our Industry

Oil and natural gas prices are very volatile.  A protracted period of oil and natural gas prices similar to or below the prices in effect at December 31, 2008 may adversely affect our business, financial condition, results of operations or cash flows.

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices.  The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  The prices we receive for our production and the levels of our production depend on numerous factors beyond our control.  These factors include, but are not limited to, the following:

▪	changes in global supply and demand for oil and gas;
▪	the actions of the Organization of Petroleum Exporting Countries;
▪	the price and quantity of imports of foreign oil and gas;
▪	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;
▪	the level of global oil and gas exploration and production activity;
▪	the level of global oil and gas inventories;
▪	weather conditions;
▪	technological advances affecting energy consumption;
▪	domestic and foreign governmental regulations;

▪	proximity and capacity of oil and gas pipelines and other transportation facilities;
▪	the price and availability of competitors’ supplies of oil and gas in captive market areas; and
▪	the price and availability of alternative fuels.

Furthermore, the recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide.  The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets has lead to a worldwide economic recession.  The slowdown in economic activity caused by such recession has reduced worldwide demand for energy and resulted in lower oil and natural gas prices.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically and therefore potentially lower our reserve bookings.  A substantial or extended decline in oil or natural gas prices may result in impairments of our proved oil and gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.  To the extent commodity prices received from production are insufficient to fund planned capital expenditures, we will be required to reduce spending or borrow any such shortfall.  Lower oil and natural gas prices may also reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders, and is subject to regular redeterminations, as well as special redeterminations described in the credit agreement.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our future success will depend on the success of our development, exploitation, production and exploration activities.  Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production.  Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations.  Our cost of drilling, completing and operating wells is often uncertain before drilling commences.  Overruns in budgeted expenditures are common risks that can make a particular project uneconomical.  Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;
•	pressure or irregularities in geological formations;
•	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and CO2;
•	equipment failures or accidents; and
•	adverse weather conditions, such as freezing temperatures, hurricanes and storms.

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

As of December 31, 2008, we had authorized the issuance of up to 2,000,000 shares of common stock underlying options that may be granted, of which options for 1,660,000 shares of common stock had already been granted, and of those granted, 400,000 remain outstanding, pursuant to our 2006 Incentive Stock Option Plan.  On January 30, 2009, our Board of Directors also adopted the 2009 Equity Incentive Plan, pursuant to which we may issue up to 3,000,000 shares of our common stock either upon exercise of stock options granted under such plan or through restricted stock awards under such plan.  If the holders of outstanding options exercise those options or our Compensation Committee determines to grant restricted stock awards under our incentive plan, stockholders may experience dilution in the net tangible book value of our common stock.  Further, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Leasehold Properties

Our principal assets continue to be located in the Williston Basin region of the northern United States and Yates County, New York, and included the following primary positions as of December 31, 2008:

▪
Approximately 30,000 net acres located in Mountrail County North Dakota, within and surrounding to the north south and west the Parshall Field currently being developed by EOG Resources to target the Bakken Shale

▪	Approximately 25,000 net acres located in Dunn County, North Dakota, in which we are targeting the Bakken Shale and Three Forks/Sanish formations

▪	Approximately 22,000 net acres located in Sheridan County, Montana, representing a stacked pay prospect

▪
Approximately 10,000 net acres located in Burke and Divide Counties of North Dakota, targeting the Bakken Shale and Three Forks/Sanish formations near significant drilling activities by Marathon Oil Corporation

▪
Approximately 10,000 net acres located in the “Finger Lakes” region of Yates County, New York, in which we are targeting natural gas production from the Trenton/Black River, Marcellus and Queenstown-Medina formations

▪	Approximately 5,000 net acres located in McKenzie, Williams and Mercer Counties North Dakota, in which we are targeting the Bakken Shale.

These properties target the same Bakken Shale resource formation.  We believe the Bakken formation represents one of the most oil rich, exciting plays in the Continental United States.  The North Dakota Geological Survey currently estimates the reserves in the Bakken formation to be 300 billion barrels, of which approximately 50% is thought to be currently recoverable, making it one of the largest resource plays in the Continental United States.  We possess three-dimensional (3-D) seismic data covering our acreage in Montana and North Dakota, which we hope to utilize to effectively target the most effective well locations on our acreage to most efficiently develop our properties. We commenced drilling on the Bakken properties in late 2007.   Based on 640-acre spacing, our current acreage position would allow us to participate in up to 110 net wells.

In addition, we control approximately 10,000 net acres located in the “Finger Lakes” region of Yates County, New York, in which we are targeting natural gas production from the Trenton/Black River, Marcellus and Queenstown-Medina formations.  We possess two-dimension (2-D) seismic data veering this position.  Two wells were recently drilled by Chesapeake Energy proximal to our acreage.  We understand the results of these wells to be positive and bode well for the future potential of our acreage.  This property is outside of our core focus area and is subject to divestiture although no assurances can be given that we could complete a transaction.

Acreage Acquisitions

The discussion that follows summarizes our primary recent acquisitions.  We have made various additional acquisitions of acreage through numerous small transactions pursuant to which we purchased oil, gas and mineral leases.

Montana Acquisition

In February 2007, we acquired leasehold interests in approximately 22,000 net mineral acres in Sheridan County, Montana.  We paid a combination of cash and stock as consideration for such acquisition, including the issuance of an aggregate of 400,000 restricted shares of our common stock.

North Dakota Acquisitions

At various points in late 2007 and throughout 2008, we acquired leasehold interests in approximately 21,498 net mineral acres of land via bulk purchases in the core development area of Mountrail County, North Dakota.  We paid a combination of cash and stock as consideration for such acquisitions, including the issuance of an aggregate of 633,027 restricted shares of our common stock.  In addition to these major acquisitions we completed a series of small transactions pursuant to which we purchased leasehold interests in approximately 8,000 net mineral acres in Mountrail County.

On June 11, 2008, we entered into a purchase agreement pursuant to which we ultimately acquired leasehold interests in approximately 23,210 net mineral acres primarily in Dunn County, North Dakota.  We also completed various additional acquisitions of oil and gas leasehold interests through numerous small transactions with several parties in fiscal years 2007 and 2008.

At various points in 2007 and 2008, we purchased leasehold interests in approximately 10,000 net mineral acres in and around Burke and Divide Counties of North Dakota for cash consideration.

We have also completed other miscellaneous non-material acquisitions in North Dakota, and utilized a combination of stock and cash consideration for some of the acquisitions.

New York Acquisition

In September 2007, we acquired leasehold interests in approximately 10,000 net mineral acres in the Appalachia Basin of New York.  We paid a combination of cash and stock as consideration for such acquisition, including the issuance of an aggregate of 275,000 restricted shares of our common stock.

Certain of the foregoing acquisitions were purchased using the services of, or purchased from, parties considered to be related to our company or our Chief Executive Officer, Michael L. Reger.  All transactions involving related parties were approved by our Board of Directors or Audit Committee and we obtained independent verification of the fairness of consideration paid in each transaction.

Undeveloped and Developed Acreage

The following table summarizes our estimated gross and net developed and undeveloped acreage by county at December 31, 2008.   Net acreage represents our percentage ownership of gross acreage.  The following table does not include acreage in which our interest is limited to royalty and overriding royalty interests.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
North Dakota	6,011	2,339	173,989	67,661	180,000	70,000
Montana	1,644	640	23,356	21,360	25,000	22,000
New York	0	0	10,000	10,000	10,000	10,000
Total:	7,655	2,979	207,345	99,021	215,000	102,000

Production History

The following table presents information about our produced oil and gas volumes during the year ended December 31, 2008.  Comparative information is not available for any prior years because as of December 31, 2007 we had only two wells that had just begun to produce oil and had not yet received sales or payment data from our operating partners or purchasers regarding that production.  As of December 31, 2008, we were selling oil and natural gas from a total of 36 gross wells.  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Three Months Ended March 31, 2008	Three Months Ended June 30, 2008	Three Months Ended September 30, 2008	Three Months Ended December 31, 2008	Year-End December 31, 2008

Net Production:
Oil (Bbl)	3,143	6,354	13,111	28,272	50,880
Natural Gas (Mcf)	4	114	412	3,439	3,969
Barrel of Oil Equivalent (Boe)	3,144	6,373	13,180	28,845	51,542
Average Sales Prices:
Oil (per Bbl)	$90.89	$120.04	$108.72	$48.61	$75.63
Effect of oil hedges on average price (per Bbl)	$0.41	--	--	$27.50	$15.31
Oil net of hedging (per Bbl)	$91.30	$120.12	$103.50	$76.11	$90.94
Natural Gas (per Mcf)	$9.25	$15.48	$13.96	$7.25	$8.19
Natural Gas (per Mcf)	$9.25	$15.48	$13.96	$7.25	$8.19
Effect of natural gas hedges on average price (per Mcf)	--	--	--	--	--
Average Production Costs:
Oil (per Bbl)	$0 .44	$1.25	$1.37	$1.50	$1.37
Natural Gas (per Mcf)	$0 .50	$0.45	$0.27	$0.32	$0.32
Barrel of Oil Equivalent (Boe)	$0 .44	$1.26	$1.37	$1.51	$1.38

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the year ended December 31, 2008.

	Three Months Ended March 31, 2008	Three Months Ended June 30, 2008	Three Months Ended September 30, 2008	Three Months Ended December 31, 2008	Year-Ended December 31, 2008

Depletion of oil and natural gas properties	$40,636	$106,942	$190,501	$447,425	$785,504

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at December 31, 2008 and 2007.  A net well represents our percentage ownership of a gross well. No wells have been permitted or drilled on any of our Yates County, New York acreage.  The following table does not include wells in which our interest is limited to royalty and overriding royalty interests. The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.

	December 31,
	2008		2007
	Gross	Net	Gross	Net
North Dakota	34	1.54	2	0.0875
Montana	2	0.50	0	0
Total	36	2.04	2	0.0875

Dry Holes

In the second quarter of 2007, we participated in the Teigen Trust #9-13 with a 6.25% working interest, a well identified, proposed and drilled by Kodiak Oil and Gas, Inc.   The well was intended to target the Mission Canyon formation, but produced a dry hole.  We did not have any dry holes in 2008.

Drilling Activity

We are engaged in numerous drilling activities on properties presently owned and intend to drill or develop other properties acquired in the future.  The following table sets forth our drilling activity for the last three years.  The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities of reserves found or economic value.  Productive wells are those that produce commercial quantities of hydrocarbons, whether or not they produce a reasonable rate of return.

As of March 16, 2009 we have total of 65 wells that are either drilling, completing or producing, including 46 producing wells and 19 drilling or completing wells.  The following table sets forth wells that have completed drilling and are producing oil as of March 16, 2009:

Well Name	County	Operator	Northern Oil Working Interest
Bergstrom Trust 26-1H	Mountrail, ND	Brigham Exploration	6.2500%(1)
Hallingstad 27-1H	Mountrail, ND	Brigham Exploration	8.4375%(2)
Richardson 25-1	Sheridan, MT	Brigham Exploration	37.0000%
Richardson 30-1	Sheridan, MT	Brigham Exploration	12.5000%(3)

Well Name	County	Operator	Northern Oil Working Interest
Johnson 33-1H	Mountrail, ND	Brigham Exploration	12.5000%(4)
Friedrick Trust 31-1	Sheridan, MT	Brigham Exploration	23.3175%
Bonney 34-3H	Dunn, ND	Burlington Resources	2.7344%
Shonna 1-15H	Divide, ND	Continental Resources	14.8438%
Skachenko 1-31H	Dunn, ND	Continental Resources	6.2500%
Elveida 1-33H	Divide, ND	Continental Resources	9.8631%
Arvid 1-34H	Divide, ND	Continental Resources	4.8622%
Thorvald 1-6H	Dunn, ND	Continental Resources	6.7000%
Landblom 1-35 H	Divide, ND	Continental Resources	0.3125%
Oilers 1H-10	Richland, MT	Crusader Energy	6.5972%
Wayzetta 1-13H	Mountrail, ND	EOG Resources	6.2500%
Austin 19-30H	Mountrail, ND	EOG Resources	3.0925%(5)
Clearwater 1-2H	Mountrail, ND	EOG Resources	3.6431%
En-Neset-0706H-1	Mountrail, ND	Hess Corporation	2.8000%
En-Person-1102H-1	Mountrail, ND	Hess Corporation	12.1809%
Rs-Agribank-1102H-1	Mountrail, ND	Hess Corporation	4.7880%(6)
En-Hynek-0112H-1	Mountrail, ND	Hess Corporation	0.7811%
Bl-Blanchard-155-96-1522H-1	Williams, ND	Hess Corporation	2.5000%
Reiss 34-20H	Dunn, ND	Marathon Oil Company	2.4509%
Kent Carlson 24-36H	Dunn, ND	Marathon Oil Company	6.2500%
Voigt 11-15H	Dunn, ND	Marathon Oil Company	0.7919%
Clive Pelton 34-23H	Dunn, ND	Marathon Oil Company	1.1719%
Kovaloff 21-17H	Dunn, ND	Marathon Oil Company	0.6250%
Strommen 14-8H	Dunn, ND	Marathon Oil Company	2.5008%
Eckelberg 41-26H	Dunn, ND	Marathon Oil Company	0.3900%
Mark Sandstrom 14-32H	Mountrail, ND	Marathon Oil Company	3.8691%
Jay Sandstrom 34-31H	Mountrail, ND	Marathon Oil Company	0.4771%
Jodi Carlson 24-12H	Dunn, ND	Marathon Oil Company	1.2500%
Norton 24-12H	Dunn, ND	Marathon Oil Company	1.2500%
Rick Clair 25-36H	Mountrail, ND	Murex Petroleum	6.2500%
Gladys 1-9H	McKenzie, ND	Newfield Exploration	2.6042%
Nelson 1-26H	Mountrail, ND	Sinclair Oil	2.6042%
Pathfinder 1-9H	Mountrail, ND	Slawson Exploration	2.6000%
Voyager 1-28H	Mountrail, ND	Slawson Exploration	4.9609%
Prowler 1-16H	Mountrail, ND	Slawson Exploration	3.4375%
Payara 1-21H	Mountrail, ND	Slawson Exploration	2.3125%
Peacemaker 1-8H	Mountrail, ND	Slawson Exploration	14.4220%
Jericho 1-5H	Mountrail, ND	Slawson Exploration	42.0000%
Pet-Inc Federal 20-44	McKenzie, ND	St. Mary Land and Exploration	7.2006%
Moi 22-15H	Billings, ND	Whiting Oil & Gas	2.3438%
Braaflat 11-11H	Mountrail, ND	Whiting Oil and Gas	0.0100%
Federal 11-9H	Mountrail, ND	Whiting Oil and Gas	.390625%
___________________________
(1)	Upon achieving payout, our working interest will increase to 24.5%.
(2)	Upon achieving payout, our working interest will increase to 20.5%.
(3)	Upon achieving payout, our working interest will increase to 21.25%. Additionally, we have a 1.0% overriding royalty interest on all production from this well.
(4)	Upon achieving payout, our working interest will decrease to 8.125%.
(5)	Upon achieving payout, our working interest will increase to 4.02%.
(6)	Upon achieving payout, our working interest will decrease to 3.1122%.

The following table sets forth wells that have commenced drilling but are not producing oil as of March 16, 2009:

Well Name	County	Operator	Northern Oil Working Interest
Armstrong 1-24H	Billings, ND	Continental Resources	1.2188%
Sidonia 1-06H	Mountrail, ND	EOG Resources	9.6486%
Austin 3-4H	Mountrail, ND	EOG Resources	0.3906%
Parshall 12-27H	Mountrail, ND	EOG Resources	0.3125%
Parshall 11-28H	Mountrail, ND	EOG Resources	0.3125%
Fladeland11-30H	Mountrail, ND	Fidelity Exploration	1.1405%
Rs-F. Armour ###-##-####H	Mountrail, ND	Hess Corporation	0.2344%
En-Enget 158-93-1009-1H	Mountrail, ND	Hess Corporation	2.5000%
Bangen 41-27H	Mountrail, ND	Marathon Oil Company	5.7813%
Shobe 24-20H	Mountrail, ND	Marathon Oil Company	0.7440%
Chad Allen	Mountrail, ND	Murex Petroleum	6.2500%
Wisness 1-4H	Mckenzie	Newfield Exlportation	5.0000%
Bandit 1-29H	Mountrail, ND	Slawson Exploration	26.2500%
Nightcrawler 1-17H	Mountrail, ND	Slawson Exploration	2.9200%
Lee 28-1H	Dunn, ND	Tracker Resources	6.2500%
Lacey 11-12H	Mountrail, ND	Whiting Oil % Gas	0.4000%
Braaflat 11-1H	Mountrail, ND	Whiting Oil & Gas	0.4000%
Wolf 1-4H	Mountrail, ND	Windsor Energy	15.8116%
Sig 21x-6	Divide, ND	XTO Energy	1.4372%

Including the wells set forth in the foregoing tables, we estimate that approximately 240 sections in which we have acreage interests have been included in permits to drill wells within North Dakota and Montana.  We do not know if or when applicable operators will chose to commence drilling activities for any contemplated well that is not yet drilling.

Brigham Exploration Joint Ventures

On April 23, 2007 we entered into a joint venture agreement with Brigham Exploration. Under the terms of the agreement, we contributed 3,000 net acres of our approximately 70,000 net acres located in North Dakota and approximately 22,000 net acres of our Sheridan County, Montana acreage.  Commencing in 2008, Brigham was subject to a 120 day continuous drilling provision requiring Brigham to drill every 120 days to retain future drilling opportunities on our Sheridan County Acreage.  Drilling under the Brigham joint venture commenced in the early fourth quarter of 2007.  During 2008, Brigham drilled and successfully completed two wells in North Dakota and two wells in Montana under the joint venture.  Subsequent to December 31, 2008, we have completed a third Red River producer with Brigham under this Joint Venture.

Slawson Exploration Drilling Arrangement

On October 30, 2008, we executed a drilling agreement with Slawson Exploration covering certain of our acreage in Mountrail County, North Dakota for a single well drilling arrangement.  Under that agreement, we agreed to sell 120 net acres in Section 5, Township 151 North, Range 92 West for $3,000 per net acre.  Once the transaction was completed, we controlled a 42% working interest in the section to be drilled.  Drilling commenced for the Jericho 1-5H well on January 31, 2009, as a horizontal Bakken well drilled on the 640 acre spacing unit.  The Jericho 1-5H was completed in early March 2009.  We expect to utilize this arrangement with Slawson to further develop our high working interest sections throughout 2009.  We do not, however, anticipate selling down working interest but rather drilling units where both Slawson and our company have significant leasehold interest.

Research and Development

We do not anticipate performing any significant product research and development under our plan of operation.

Reserves

We completed our most recent reservoir engineering calculation in February 2009.  A discussion of our reserve estimations and a table summarizing the results of our most recent reserve report are included under the heading “Business – Reserves” in Item 1 of this report.

Delivery Commitments

We do not currently have any delivery commitments for product obtained from our wells.

Item 3.  Legal Proceedings

As of March 16, 2009, our company was a party to one litigation claim arising in the ordinary course of business and seeking the quieting of title for a leasehold interest acquired from a third party.  To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.  No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

On or about December 19, 2008, we instituted a FINRA dispute Resolution matter against UBS Financial Services, Inc. (“UBS”) relating to certain unauthorized trades conducted by UBS in connection with our commodities hedging account at that institution.  The matter relates to what we allege to be UBS’s improper attribution of an unauthorized long trade to our hedging account.  When our management brought the error to UBS’s attention, UBS acknowledged to two members of our management that the contracts were erroneously allocated to our account due to an error and explained that the mistake would be corrected and that an amended statement would be issued.  Ultimately UBS liquidated the contracts without any instruction from our company.  In addition to this event, UBS subsequently admitted that it had committed other errors in trading for our hedging account. We are seeking damages from UBS in excess of $870,000, plus attorneys’ fees.  We recently received UBS’s response to our Statement of Claim and the matter currently is in the discovery stage of proceedings.  We are confident that given the facts, and given UBS’s financial ability to do so, we will recover damages in this action.

Our management believes that all litigation matters in which we are involved are not likely to have a material adverse effect on our financial position, cash flows or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth fiscal quarter of 2007.

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this annual report.  The following are our executive officers as of March 16, 2009.

Name	Age	Positions
Michael L. Reger	32	Chairman, Chief Executive Officer and Secretary
Ryan R. Gilbertson	33	Director and Chief Financial Officer

Michael L. Reger has served as our Chief Executive Officer, Secretary and a Director since March 2007.  Mr. Reger has been primarily involved in the acquisition of oil, gas and mineral rights for his entire professional life and is a director of Reger Oil based in Billings, Montana.  Mr. Reger holds a Bachelor of Arts in Finance and an MBA in Finance/Management from the University of St. Thomas in St. Paul, Minnesota.  The Reger family has a history of acreage acquisition in the Williston Basin dating to 1952.

Ryan R. Gilbertson has served as our Chief Financial Officer and a Director since March 2007.  Mr. Gilbertson’s last position prior to co-founding Northern was at Piper Jaffray in Minneapolis from March 2004 to August 2006.  Prior to Piper Jaffray, Ryan was a portfolio manager at Telluride Asset Management, a multi-strategy hedge fund based in Wayzata, Minnesota. Ryan holds a BA from Gustavus Adolphus College in International Business/Finance.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) on January 19, 2006, under the symbol “KNTX”, but there was no active trading prior to approximately December 2006.  Effective April 3, 2007, after the Merger and name change, our trading symbol was changed to “NOGS.OB.”  Our common stock commenced trading on the AMEX on March 26, 2008 under the symbol “NOG.”

The high and low bid and offer prices for shares of common stock of our company for each quarter during 2007 is set forth below, although data prior to March 2007 is not applicable to the current structure of the Company.  The high and low sales prices for shares of common stock of our company for each quarter during 2008 is set forth below.  The difference in reference price used for the tables below results from transitioning the listing of our common stock from the OTC Bulletin Board to the AMEX in the first quarter of 2008.

	Sales Price
2008 fiscal year	High	Low
First Quarter	$7.30	$5.65
Second Quarter	16.40	6.95
Third Quarter	14.00	5.14
Fourth Quarter	8.13	2.05

	Closing Bid
2007 fiscal year	High	Low
First Quarter	$5.00	$1.10
Second Quarter	5.50	3.40
Third Quarter	6.50	4.40
Fourth Quarter	7.90	4.92

Prices set forth above for the 2007 fiscal year were obtained from the National Quotation Bureau, Inc. and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.  Stock price data before March 20, 2007, is for the prior “shell company”—Kentex—and therefore may not be relevant to any analysis of the post-Merger Company.  Kentex common stock did not commence quotation until the third quarter of fiscal year 2006.

The closing price for our common stock on the AMEX on March 13, 2008 was $2.61 per share.

Comparison Chart

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following graph compares on a cumulative basis changes since completion of our reverse merger on April 13, 2007 in (a) the total stockholder return on our common stock with (b) the total return on the Standard & Poor’s Composite 500 Index and (c) the total return on the Amex Oil Index.  Such changes have been measured by dividing (a) the sum of (i) the amount of dividends for the measurement period, assuming dividend reinvestment, and (ii) the difference between the price per share at the end of and the beginning of the measurement period, by (b) the price per share at the beginning of the measurement period.  The graph assumes $100 was invested on April 13, 2007 in our common stock, the Standard & Poor’s Composite 500 Index and the Amex Oil Index.  We have not included any graph for any period prior to April 13, 2007, because there was no active trading in our common stock prior to April 13, 2007 and, as such, data is not available for any period prior to such date.

	4/13/07	12/31/07	12/31/08
Northern Oil and Gas, Inc.	$100	$173.75	$65.00
Standard & Poor’s Composite 500 Index	100	101.07	62.17
Amex Oil Index	100	122.70	77.07

Holders

As of March 9, 2009, we had 34,120,103 shares outstanding of our common stock, held by approximately 437 shareholders of record.  The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors.  We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, and do not anticipate paying any dividends upon our common stock in the foreseeable future.  We intend to reinvest any earnings in the development and expansion of our business.  Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors or our Compensation Committee, based upon either the Board’s or the Committee’s assessment of:

▪	our financial condition and performance;
▪	earnings;
▪	need for funds;
▪	capital requirements;
▪	prior claims of preferred stock to the extent issued and outstanding; and
▪	other factors, including income tax consequences, restrictions and any applicable laws.

There can be no assurance, therefore, that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Incentive Stock Option Plan	400,000	$ 5.18	340,000

Equity compensation plans not approved by security holders
None	-	-	-
Total	400,000	$ 5.18	340,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 23, 2008, we issued 15,902 shares of restricted common stock to Twin City Technical, LLC as partial consideration for our acquisition of leases covering approximately 808 net mineral acres in North Dakota.  Additionally, on December 23, 2008, we issued 7,072 shares of restricted common stock to Missouri River Royalty Corporation as partial consideration for our acquisition of leases covering approximately 130 net mineral acres in

North Dakota.  On December 23, 2008, we issued 4,465 shares of restricted common stock to Turmoil, LLC as partial consideration for our acquisition of leases covering approximately 224 net mineral acres in North Dakota.  On December 23, 2008, we issued 500 shares of restricted common stock to David Bickerstaff as consideration for services provided to our company.  All of the foregoing transactions were approved by our board of directors.  None of the foregoing shares of our common stock were issued for cash consideration and, as such, we did not receive any proceed from the issuance of the foregoing securities.

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

Item 6.  Selected Financial Data

The financial statement information set forth below is derived from our balance sheets as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007 and for the period from inception [October 5, 2006] through December 31, 2006 included elsewhere in this report.  Financial statement information for the years ended December 31, 2005 and 2004 and the balance sheet information at December 31, 2006, 2005 and 2004 are derived from audited financial statements presented in our December 31, 2006 Form 10-KSB report and not included in this report, which financial statements were the historical financial statements of Kentex Petroleum, Inc, our company prior to the acquisition of Northern on March 20, 2007.

	Year Ended December 31, 2008	Year Ended December 31, 2007	From Inception on October 5, 2006 through December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004
Statements of Income Information:
Revenues
Oil and Gas Sales	$3,542,994	--		--		--		--
Gain on Derivatives	778,885	--		--		--		--
Total Revenues	$4,321,879	--		--		--		--

Operating Expenses
Production Expenses	$70,954	--		--		--		--
Severance Taxes	203,182	--		--		--		--
General and Administrative Expense	2,091,289	$4,509,743		$76,374		$12,267		$30,084
Depletion Oil and Gas Properties	785,504	--		--		--		--
Depreciation and Amortization	67,060	3,446		--		--		--
Accretion of Discount on Asset Retirement Obligations	1,030	--		--		--		--
Total Expenses	$3,219,019	$4,513,189		$76,374		$12,267		$30,084

Income (loss) from operations	$1,102,860	$(4,513,189)	$	(76,374)	$	(12,267)	$	(30,084)

Other Income	383,891	207,896		267		25,000		--

Income (loss) Before income taxes	$1,486,751		$(4,305,293)	$	(76,107)	$	(12,733)	$	(30,084)

Income tax provision (Benefit)	(873,000)		--		--		--		--

Net income (loss)	$2,359,751		$(4,305,293)	$	(76,107)	$	(12,733)	$	(30,084)

Net Income (Loss) Per Common Share – Basic and Diluted	0.07		(0.18)		(0.01)		(0.01)		(0.01)

Weighted Average Shares Outstanding – Basic	31,920,747		23,667,119		18,000,000		2,357,998		2,357,997

Weighted Average Shares Outstanding - Diluted	32,653,552		23,667,119		18,000,000		2,357,998		2,357,997

Balance Sheet Information:
Total Assets	$62,875,539		$18,131,464		$1,105,935		--		--
Total Liabilities	$13,411,065		$224,247		$1,143,067		$30,811		$43,544
Stockholder's Equity (Deficit)	$49,464,474		$17,907,217		$37,132	$	(30,811)	$	(43,544)

Statement of Cashflow Information:
Net cash used provided by (used for) operating activities	$2,506,492	$	(491,509)	$	(38,532)		--		--
Net cash used provided by (used for) investing activities	$(40,357,962)		$(5,078,758)	$	(255,000)		--		--
Net cash used provided by (used for) financing activities	$28,519,526		$14,832,992		$1,143,467		--		--

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We currently control the rights to mineral leases on approximately 215,000 gross acres of land, 102,000 net acres of land.  Our goal is to continue to explore for and develop hydrocarbons within the mineral leases we control as well as continue to expand our acreage position should opportunities present themselves.  In order to accomplish our objectives we will need to achieve the following;

▪	Continue to develop our substantial inventory of high quality core Bakken acreage with results consistent with those to-date;

▪	Retain and attract talented personnel;

▪	Continue to be a low-cost producer of hydrocarbons; and

▪	Continue to manage our financial obligations to access the appropriate capital needed to develop our position of primarily undrilled acreage.

The following table sets forth selected operating data for the periods indicated.  Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.
	Year End December 31, 2008	Year End December 31, 2007

Net Production:
Oil (Bbl)	50,880	--
Natural Gas (Mcf)	3,969	--

Net Sales:
Oil Sales	$3,510,596	--
Natural Gas	32,397	--
Gain on Derivatives	778,885	--
Total Revenues	$4,321,879	--

Average Sales Prices:
Oil (per Bbl)	$75.63	--
Effect of oil hedges on average price (per Bbl)	$15.31	--
Oil net of hedging (per Bbl)	$90.94	--
Natural Gas (per Mcf)	$8.19	--
Effect of natural gas hedges on average price (per Mcf)	--	--
Natural gas net of hedging (per Mcf)	$8.19	--

Operating Expenses:
Production Expenses	$70,954	--
Severance Taxes	$203,182	--
General and Administrative Expense	$2,091,289	$4,509,743
Depletion Oil and Gas Properties	$785,504	--

Results of Operations for the periods ended December 31, 2007 and December 31, 2008.

Our first well commenced drilling in the fourth quarter of 2007, and we did not realize revenue from that well until the first quarter of 2008.  During 2008 we significantly increased our drilling activities, generated income and achieved net earnings in the third and fourth quarters of 2008 and for the 2008 fiscal year as a whole.  To-date, we have developed approximately 1.5% of our total drillable acreage inventory and we expect to continue to add substantial volumes of production on a quarter-over-quarter basis going forward into the foreseeable future.

As of March 16, 2009, we have established production from 46 total wells in which we hold working interests, only two of which had established production as of December 31, 2007.  Our production at December 31, 2008 approximated 460 barrels of oil per day, however several wells operated by others were producing on tight chokes and have subsequently been released increasing our approximate daily production, with the addition of other completions, to approximately 950 barrels of oil per day.  This compares to approximately 100 barrels of oil per day as of December 31, 2007.

We drilled with a 100% success rate in 2008 with 59 Bakken or Three Forks wells completed or completing and three successful Red River discoveries at December 31, 2008.  As of March 16, 2009, we expect to participate in the drilling of approximately 60 gross oil wells in 2009.

Our expenses in the 2007 fiscal year consisted principally of general and administrative costs.  Our costs increased moderately as we proceeded with our development plans in 2008.  In the future we expect to incur increased geologic, geophysical, and engineering costs as we continue to develop our acreage.  Total expenses for the twelve-month period ended December 31, 2007, were $4,513,189 and for the twelve-month period ended December 31, 2008, were $3,219,019.  We had a net loss of $4,305,293 for the twelve-month period ended December 31, 2007, and net income of $2,359,751 (representing approximately $0.07 per share) for the twelve-month period ended December 31, 2008.

Results of Operations for the periods ended December 31, 2006 and December 31, 2007.

During 2006, we had no significant operations.  Following the Merger on March 20, 2007, our operations in 2007 were limited primarily to technical evaluation of the properties and the design of development plans to exploit the oil and gas industry resources on those properties as well as seeking opportunities to acquire additional oil and gas properties.  Our first well commenced drilling in the fourth quarter of 2007, and we did not realize revenue from that well until the first quarter of 2008.

Although we had oil production in the fourth fiscal quarter of 2007 we did not receive payment from this production in the fiscal year.  As of December 31, 2007, we had established production from two wells in which we hold small working interests, compared to no similar activities as of December 31, 2006. This production approximated to 100 barrels of oil per day.

Our expenses in fiscal years 2006 and 2007 consisted principally of general and administrative costs.  Total expenses for the period from inception (October 5, 2006) through December 31, 2006, were $76,374 and for the twelve-month period ended December 31, 2007, were $4,513,189.  We had a net loss of $76,107 for the period from inception (October 5, 2006) through December 31, 2006, and a net loss of $4,305,293 for the twelve-month period ended December 31, 2007.  Of this amount approximately $500,000 consisted of cash expense, the balance was related to share issuance costs which were eliminated in 2008.

Operation Plan

During the next twelve months we plan to continue in earnest the development of our oil and gas properties primarily in the Williston Basin Bakken play.  We expect to drill 60 gross (six to seven net wells) in 2009 with a total Bakken drilling budget of $26 million.

We recognized no revenues from the sale of oil and/or gas in 2007, but recognized $4,321,879 in revenues in 2008.  Our future financial results will depend primarily on: (i) the ability to continue to source and screen potential projects; (ii) the ability to discover commercial quantities of oil and gas; (iii) the market price for oil and gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources.  There can be no assurance that we will be successful in any of these respects, that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding to increase our currently limited capital resources.

2009 Drilling Projects

In 2009, we intend to continue drilling efforts on our existing acreage covering an aggregate of 90,000 net mineral acres in North Dakota and Montana, and to commence drilling or participate in at least 60 new gross wells. For a detailed description of our drilling activity, see “Properties – Drilling Activity” in Item 2 of Part I of this report.

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

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2008.  We note, however, that approximately $2.3 million of Auction Rate Securities are not classified as current assets and we have subsequently entered into a credit facility with CIT Capital USA, Inc. that we believe will address both our short-term and long-term liquidity needs.

Current Assets            $   5,193,213

Current Liabilities       $ 13,411,065

Working Capital          $(8,217,852)

CIT Capital USA, Inc. Credit Facility

During the second half of the 2008 fiscal year, we contemplated and pursued a variety of means to fund our growing capital commitments from our drilling activities.  We historically have required continuous access to new capital to fund our participation in wells given the time delay between our pre-payment of drilling expenses and our receipt of revenues from completed wells.  In light of these needs and our management’s desire to minimize shareholder dilution to the extent practicable, we aggressively pursued a debt facility to provide funding for future drilling and operating needs.

On February 27, 2009, we completed the closing of a revolving credit facility with CIT Capital USA Inc. (“CIT”) that will provide up to a maximum principal amount of $25 million of working capital for exploration and production operations (the “Facility”).  The borrowing base of funds available under the Facility will be redetermined semi-annually based upon the net present value, discounted at 10% per annum, of the future net revenues expected to accrue from its interests in proved reserves estimated to be produced from its oil and gas properties.  $11 million of financing is initially available under the Facility.  An additional $14 million of financing could become available upon subsequent borrowing base redeterminations based on the deployment of funds from the Facility.  The Facility terminates on February 27, 2012.

We have the option to designate the reference rate of interest for each specific borrowing under the Facility as amounts are advanced.  Borrowings based upon the London interbank offering rate (LIBOR) will be outstanding for a period of one, three or six months (as designated by us) and bear interest at a rate equal to 5.50% over the one-month, three-month or six-month LIBOR rate to be no less than 2.50%.  Any borrowings not designated as being based upon LIBOR will have no specified term and generally will bear interest at a rate equal to 4.50% over the greater of (a) the current three-month LIBOR rate plus 1.0% or (b) the current prime rate as published by JP Morgan Chase Bank, N.A.  We have the option to designate either pricing mechanism.  Payments are due under the Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified loan period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Facility.

The applicable interest rate increases under the Facility and the lenders may accelerate payments under the Facility, or call all obligations due under certain circumstances, upon an event of default.  The Facility references various events constituting a default on the Facility, including, but not limited to, failure to pay interest on any loan under the Facility, any material violation of any representation or warranty under the Credit Agreement in connection with the Facility, failure to observe or perform certain covenants, conditions or agreements under the Facility, a change in control of our company, default under any other material indebtedness we might have, bankruptcy and similar proceedings and failure to pay disbursements from lines of credit issued under the Facility.

The Facility required that we enter into a swap agreement with Macquarie Bank Limited (“Macquarie”) to hedge a total of 118,000 barrels of production in total over the next 36 months.  The swap covers 5,500 barrels of oil per month for March 2009 through December 2009, 3,000 barrels of oil per month during entire 2010 calendar year, 2,000 barrels of oil per month during the entire 2011 calendar year and 1,500 barrels of oil per month for January 2012 through February 2012.  The constant price of the swap is fixed at $51.25.  The hedged production is estimated to be equal to approximately 10% of 2009 total production and less than 5% of production volumes in 2010 through 2012.

All of our obligations under the Facility and the swap agreements with Macquarie are secured by a first priority security interest in any and all assets of the Company pursuant to the terms of a Guaranty and Collateral Agreement and perfected by a mortgage, notice of pledge and security and similar documents.

Satisfaction of Our Cash Obligations for the Next 12 Months

With the addition of the CIT Facility, we believe we will be funded to meet our drilling commitments and expected general and administrative expenses for the next twelve months.  Nonetheless, any strategic acquisition of assets may require us to access the capital markets at some point in 2009.  We believe there may be distressed situations that will arise in 2009 that may make the acquisition of assets a viable strategy, and we will evaluate any potential opportunities as they arise.  Given our non-leveraged asset base and anticipated growing cash flows, we believe we are in a position to take advantage of any distressed sales that may occur.  However, there can be no assurance that any additional capital will be available to us on favorable terms or at all.

Over the next 24 months it is possible that our existing capital, the CIT Facility and anticipated funds from operations may not be sufficient to sustain continued acreage acquisition.  Consequently, we may seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.  No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our stockholders.

Though we achieved profitability in 2008, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration industry.  Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth.  To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Effects of Inflation and Pricing

The oil and gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

Going Concern

The financial statements included in our filings have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.  Management may use borrowings and security sales to improve the Company’s cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.  The audited financial statements for Kentex for the fiscal year ended December 31, 2006, contained a statement by the auditors indicating their uncertainty that Kentex would be able to continue as a “going concern.”  The “going concern” disclosure is not presented in the report of our auditors filed herewith, and we believe that the “going concern” disclosure will not be required in our next published financials due to equity capital raised by the Company in 2007 and 2008.

Contractual Obligations and Commitments

As of December 31, 2008, we did not have any material long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations requiring future payments except our office lease that expires on January 31, 2013, and contains a base rent of approximately $142,459 in 2009 and escalating up to approximately $160,236 during the final lease year.

Summary of Product Research and Development That We Will Perform For the Term of Our Plan

We do not anticipate performing any significant product research and development under our plan of operation until such time as we can raise adequate working capital to sustain our operations.

Expected Purchase or Sale of Any Significant Equipment

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Crude oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for oil and gas have been volatile, and these markets will likely continue to be volatile in the future.  The prices we receive for our production depend on numerous factors beyond our control.  Our revenue during 2008 generally would have increased or decreased along with any increases or decreases in oil prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices.

We have previously entered into derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil and natural gas price volatility.  Our derivative contracts have historically qualified for cash flow hedge accounting, whereby accounting rules allow the aggregate change in fair market value to be recorded as accumulated other comprehensive income (loss).  Recognition of derivative settlement gains and losses in the statements of income occurs in the period that hedged production volumes are sold.  We did not have any outstanding hedges as of December 31, 2008.

Our Facility with CIT, however, required that we hedge certain amounts of production through February 2012.  For a detailed description of the hedging program, see “Liquidity and Capital Resources – CIT Capital USA, Inc. Credit Facility” in Item 7 of Part II of this report.  In general, we do not expect to use hedges beyond the extent required by our lenders.

Interest Rate Risk

We did not have outstanding any credit facilities or other obligations that would subject us to significant interest rate risk at December 31, 2008.  Our Facility entered into with CIT on February 27, 2009, will, however, subject us to interest rate risk on borrowings under that facility.

Our Facility with CIT allows us to fix the interest rate of borrowings under our Facility for all or a portion of the principal balance for a period up to six months.  To the extent the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not impact results of operations or cash flows.  Conversely, for the portion of our borrowings that has a floating interest rate, interest rate changes will not affect the fair market value but will impact future results of operations and cash flows.

Item 8.  Financial Statements and Supplementary Data

Our Financial Statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

As of December 31, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2008.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria. There have been no changes in internal control over financial reporting since December 31, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Mantyla McReynolds LLC, an independent registered public accounting firm, as stated in their report which is included herein on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Northern Oil and Gas, Inc.:

We have audited Northern Oil and Gas, Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows of the Company, and our report dated March 16, 2009 expressed an unqualified opinion.

Mantyla McReynolds LLC
Salt Lake City, Utah
March 16, 2009

Item 9B.  Other Information

None.

PART III

We are incorporating by reference information in Items 10 through 14 below from the definitive proxy statement for our 2009 Annual Meeting of Stockholders, which we intend to file with the SEC not later than 120 days subsequent to December 31, 2008.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2009 Annual Meeting of Stockholders, which we intend to file with the SEC not later than 120 days subsequent to December 31, 2008.  We provided the information required by this item with respect to our executive officers in Part I of this report pursuant to Item 401(b) of Regulation S-K.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2009 Annual Meeting of Stockholders, which we intend to file with the SEC not later than 120 days subsequent to December 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2009 Annual Meeting of Stockholders, which we intend to file with the SEC not later than 120 days subsequent to December 31, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2009 Annual Meeting of Stockholders, which we intend to file with the SEC not later than 120 days subsequent to December 31, 2008.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2009 Annual Meeting of Stockholders, which we intend to file with the SEC not later than 120 days subsequent to December 31, 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

1.	Financial Statements
See Index to Financial Statements on page F-1.

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

NORTHERN OIL AND GAS, INC.

Date:	March 16, 2009	By:	/s/ Michael Reger
Michael Reger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Michael L. Reger	Chief Executive Officer, Director and Secretary	March 16, 2009
Michael L. Reger

/s/ Ryan R. Gilbertson	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Director	March 16, 2009
Ryan R. Gilbertson

/s/ Loren J. O’Toole	Director	March 16, 2009
Loren J. O’Toole

/s/ Carter Stewart	Director	March 16, 2009
Carter Stewart

/s/ Jack King	Director	March 16, 2009
Jack King

/s/ Robert Grabb	Director	March 16, 2009
Robert Grabb

/s/ Lisa Bromiley Meier	Director	March 16, 2009
Lisa Bromiley Meier

NORTHERN OIL AND GAS, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2008 and 2007	F-3
Statements of Operations for the Years Ended December 31, 2008, December 31, 2007 and From Inception on Oct 5, 2006 Through December 31, 2006	F-4
Statements of Stockholders’ Equity for the Years Ended December 31, 2008, December 31, 2007 and From Inception on Oct 5, 2006 Through December 31, 2006	F-5
Statements of Cash Flows for the Years Ended December 31, 2008, December 31, 2007 and From Inception on Oct 5, 2006 Through December 31, 2006	F-6
Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Northern Oil and Gas, Inc.:

We have audited the accompanying balance sheets of Northern Oil and Gas, Inc. (the Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualifed opinion.

Mantyla McReynolds LLC
Salt Lake City, Utah
March 16, 2009

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS
	December 31,
	2008	2007

CURRENT ASSETS
Cash and Cash Equivalents	$780,716	$10,112,660
Trade Receivables	2,028,941	-
Other Receivable	874,453	-
Prepaid Drilling Costs	4,549	364,290
Prepaid Expenses	71,554	25,680
Deferred Tax Asset	1,433,000	-
Total Current Assets	5,193,213	10,502,630

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method (including unevaluated cost of
$42,621,297 at 12/31/2008 and $7,587,511 at 12/31/2007)	55,680,567	7,587,511
Other Property and Equipment	408,400	44,769
Total Property and Equipment	56,088,967	7,632,280
Less - Accumulated Depreciation and Depletion	856,010	3,446
Total Property and Equipment, Net	55,232,957	7,628,834

LONG-TERM INVESTMENTS	2,416,369	-

DEFERRED TAX ASSET	33,000	-

Total Assets	$62,875,539	$18,131,464

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,934,810	$113,254
Line of Credit	1,650,720	-
Accrued Expenses	1,270,075	110,993
Accrued Drilling Costs	8,419,729	-
Other Liabilities	135,731	-
Total Current Liabilities	13,411,065	224,247

LONG-TERM LIABILITIES	-	-

Total Liabilities	13,411,065	224,247

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001; 100,000,000 Authorized, 34,120,103
Outstanding (2007 – 28,695,922 Shares Outstanding)	34,121	28,696
Additional Paid-In Capital	51,692,776	22,259,921
Accumulated Deficit	(2,021,649)	(4,381,400)
Accumulated Other Comprehensive Income (Loss)	(240,774)	-
Total Stockholders' Equity	49,464,474	17,907,217

Total Liabilities and Stockholders' Equity	$62,875,539	$18,131,464

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007 AND THE PERIOD
FROM INCEPTION (OCTOBER 5, 2006) THROUGH DECEMBER 31, 2006

			From
			Inception on
			October 5,
			2006
			Through
	Year Ended December 31,		December 31,
	2008	2007	2006
REVENUES
Oil and Gas Sales	$3,542,994	$-	$-
Gain on Derivatives	778,885	-	-
Total Revenues	4,321,879	-	-

OPERATING EXPENSES
Production Expenses	70,954	-	-
Severance Taxes	203,182	-	-
General and Administrative Expense	2,091,289	4,509,743	76,374
Depletion of Oil and Gas Properties	785,504	-	-
Depreciation and Amortization	67,060	3,446	-
Accretion of Discount on Asset Retirement Obligations	1,030	-	-
Total Expenses	3,219,019	4,513,189	76,374

INCOME (LOSS) FROM OPERATIONS	1,102,860	(4,513,189)	(76,374)

OTHER INCOME	383,891	207,896	267

INCOME (LOSS) BEFORE INCOME TAXES	1,486,751	(4,305,293)	(76,107)

INCOME TAX PROVISION (BENEFIT)	(873,000)	-	-

NET INCOME (LOSS)	$2,359,751	$(4,305,293)	$(76,107)

Net Income (Loss) Per Common Share – Basic and Diluted	$0.07	$(0.18)	$(0.01)

Weighted Average Shares Outstanding – Basic	31,920,747	23,667,119	18,000,000

Weighted Average Shares Outstanding - Diluted	32,653,552	23,667,119	18,000,000

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007 AND THE PERIOD FROM INCEPTION (OCTOBER 5, 2006) THROUGH DECEMBER 31, 2006

					Accumulated
					Other		Total
			Additional	Stock	Comprehensive		Stockholders'
	Common Stock		Paid-In	Subscriptions	Income	Accumulated	Equity
	Shares	Amount	Capital	Receivable	(Loss)	Deficit	(Deficit)

Balance at Inception (October 5, 2006)	-	$-	$-	$-	$-	$-	$-

Common Stock Issued	18,000,000	1,800	-	(1,400)	-	-	400

Compensation Related Stock Option Grants	-	-	38,575	-	-	-	38,575

Net Income (Loss)	-	-	-	-	-	(76,107)	(76,107)

Balance – December 31, 2006	18,000,000	1,800	38,575	(1,400)	-	(76,107)	(37,132)

Payment on Stock Subscriptions Receivable	-	-	-	1,400	-	-	1,400

Sale of 2,501,573 Common Shares for $1.05 Per Share	2,501,573	250	2,626,402	-	-	-	2,626,652

Private Placement Costs	-	-	(9,933)	-	-	-	(9,933)

Issued 400,000 Common Shares to Montana Oil and
Gas, Inc. for Leasehold Interest	400,000	40	419,960	-	-	-	420,000

Issued 271,440 Shares to Southfork Exploration, LLC
for Leasehold Interest	271,440	27	284,985	-	-	-	285,012

Balance Immediately Prior to Reverse Acquisition
with Kentex	21,173,013	2,117	3,359,989	-	-	(76,107)	3,285,999

Reverse Acquisition with Kentex:
Recapitalization of NOG with Kentex Common
Stock Issued in the Acquisition (Par Value
Changed to $.001 Per Share)	-	19,056	(19,056)	-	-	-	-
Acquisition of Kentex	1,491,110	1,491	(1,491)	-	-	-	-
Legal Fees	-	-	(25,000)	-	-	-	(25,000)
Introduction Fee	-	-	(12,500)	-	-	-	(12,500)
Payment to Kentex Stockholders	-	-	(377,500)	-	-	-	(377,500)
Other Professional Fees	-	-	(36,062)	-	-	-	(36,062)
Totals of Reverse Acquisition	1,491,110	20,547	(471,609)	-	-	-	(451,062)

Balance Immediately After Reverse Acquisition
with Kentex	22,664,123	22,664	2,888,380	-	-	(76,107)	2,834,937

Shares Issued Pursuant to Consulting Agreements	73,500	74	380,656	-	-	-	380,730

Issued 100,000 Shares to Insight Capital Consultants	100,000	100	474,900	-	-	-	475,000

Compensation Related Stock Option Grants	-	-	2,366,417	-	-	-	2,366,417

Sale of 4,545,455 Common Shares for $3.30 Per Share	4,545,455	4,545	14,995,457	-	-	-	15,000,002
(unit placement)
Private Placement Costs net of Warrants Granted to Agent	-	-	(1,191,000)	-	-	-	(1,191,000)

Issued 115,000 Common Shares to Montana Oil and
Gas Properties, LLC for Leasehold Interest	115,000	115	577,185	-	-	-	577,300

Issued 275,000 Common Shares to Gallatin
Resources, LLC for Leasehold Interest	275,000	275	1,380,225	-	-	-	1,380,500

Issued 75,000 Shares as Compensation	75,000	75	388,425	-	-	-	388,500

Repurchase of 152,156 Common Shares	(152,156)	(152)	(1,049,724)	-	-	-	(1,049,876)

Issued Pursuant to Exercise of Options	1,000,000	1,000	1,049,000	-	-	-	1,050,000

Net Income (Loss)	-	-	-	-	-	(4,305,293)	(4,305,293)

Balance – December 31, 2007	28,695,922	$28,696	$22,259,921	$-	$-	$(4,381,400)	$17,907,217

Issued 7,500 Shares to Roepke Communications for services	7,500	8	49,867	-	-	-	49,875

Issued 215,381 Common Shares to Montana Oil and
Gas Properties, LLC for Leasehold Interest	215,381	215	1,165,077	-	-	-	1,165,292

Issued 20,000 Common Shares of Restricted Stock for employee services	20,000	20	(20)	-	-	-	-

Listing Fee Paid to American Stock Exchange	-	-	(65,000)	-	-	-	(65,000)

Issued Pursuant to Exercise of Options	260,000	260	933,540	-	-	-	933,800

Issued Pursuant to Exercise of Warrants	4,818,186	4,818	25,977,244	-	-	-	25,982,062

Warrant Exercise Costs	-	-	(77,204)	-	-	-	(77,204)

Stock Grant Compensation	-	-	105,375	-	-	-	105,375

Issued 7,675 Common Shares to Missouri River Royalty
Corp. for Leasehold Interest	14,747	15	146,876	-	-	-	146,891

Issued 67,500 Common Shares to Deephaven
for Leasehold Interest	67,500	68	557,145	-	-	-	557,213

Issued 15,902 Common Shares to Twin City
Technical, LLC for Leasehold Interest	15,902	16	167,315	-	-	-	167,331

Issued 4,465 Common Shares to TurmOil, Inc
for Leasehold Interest	4,465	4	46,491.00	-	-	-	46,495

Issued 500 Common Shares to David Bickerstaff
for Leasehold Interest	500	1	1,149	-	-	-	1,150

Unrealized Losses on Auction Rate Securities	-	-	-	-	(240,774)	-	(240,774)

Income Tax Benefit from Options Exercised			425,000				425,000

Net Income (Loss)	-	-	-	-	-	2,359,751	2,359,751

Balance – December 31, 2008	34,120,103	$34,121	$51,692,776	$-	$(240,774)	$(2,021,649)	$49,464,474

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD
FROM INCEPTION (OCTOBER 5, 2006) THROUGH DECEMBER 31, 2006

			From
			Inception on
			October 5,
			2006
			Through
	Year Ended December 31,		December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$2,359,751	$(4,305,293)	$(76,107)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
(Used for) Operating Activities
Depletion of Oil and Gas Properties	785,504	-	-
Depreciation and Amortization	67,060	3,446	-
Accretion of Discount on Asset Retirement Obligations	1,030	-	-
Income Tax Benefit	(873,000)	-	-
Issuance of Stock for Consulting Fees	49,875	855,730	-
Loss on Sale of Available for Sale Securities	381	-	-
Issuance of Stock for Compensation	-	388,500	-
Market Value Adjustment of Derivative Instruments	(95,148)	-	-
Lease Incentives Received	91,320	-	-
Amortization of Deferred Rent	(17,026)	-	-
Share – Based Compensation Expense	105,375	2,366,417	38,575
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(2,028,941)	-	-
Increase in Other Receivables	(874,453)	-	-
Increase in Prepaid Expenses	(45,874)	(24,556)	(1,000)
Increase in Accounts Payable	1,821,556	113,254	-
Increase in Accrued Expenses	1,159,082	110,993	-
Net Cash Provided by (Used For) Operating Activities	2,506,492	(491,509)	(38,532)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Office Equipment and Furniture	(363,631)	(44,769)	-
Decrease (Increase) in Prepaid Drilling Costs	359,741	(364,290)	-
Proceeds from Sale of Oil and Gas Properties	468,609	-	-
Increase in Accrued Drilling Costs	8,419,729	-	-
Deposits	-	-	(255,000)
Purchase of Available for Sale Securities	(3,800,524)	-	-
Proceeds from sale of Available for Sale Securities	975,000	-	-
Increase in Oil and Gas Properties	(46,416,886)	(4,669,699)	-
Net Cash Used For Investing Activities	(40,357,962)	(5,078,758)	(255,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Line of Credit	1,650,720	-
Proceeds from (Repayments of) Convertible Notes Payable (Related Party)	-	(165,000)	365,000
Cash Paid for Listing Fee	(65,000)	-	-
Proceeds from Derivatives	95,148	-	-
Proceeds from Investor Subscriptions - Net of Issuance Costs	-	-	778,067
Proceeds from the Issuance of Common Stock – Net of Issuance Costs	25,904,858	14,997,992	400
Proceeds from Exercise of Stock Options	933,800	-	-
Net Cash Provided by Financing Activities	28,519,526	14,832,992	1,143,467

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,331,944)	9,262,725	849,935

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	10,112,660	849,935	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$780,716	$10,112,660	$849,935

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$27,485	$-	$-
Cash Paid During the Period for Income Taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$2,084,372	$2,662,812	$-
Payment of Consulting Fees through Issuance of Common Stock	$49,875	$855,730	$-
Payment of Compensation through Issuance of Common Stock	$-	$388,500	$-
Cashless Exercise of Stock Options	$-	$1,050,000	$-
Capitalized Asset Retirement Obligations	$60,407	$-	$-

The accompanying notes are an integral part of these financial statements

NORTHERN OIL AND GAS, INC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

The Company will continue to focus on projects in the oil and gas industry primarily based in the Rocky Mountains and specifically the Williston Basin Bakken Shale formation. The Company has begun to develop its substantial leasehold in the Bakken play and will continue to do so as well as target additional opportunities in emerging plays utilizing its first mover leasing advantage.  We participate on a heads up basis in the drilling of wells on our leasehold.  We own working interest in wells, and do not lease land to operators.  To this point we have participated only in wells operated by others but have a substantial inventory of high working interest locations that we will likely drill in 2009 and beyond.  We believe the advantage gained by participating as a non-operating partner in the 46 gross oil wells completed in 2008 has given us valuable data on completions and will help to control well costs and enhance results as we begin to develop our high working interest sections in mid-2009.

The Company participates on a heads up basis proportionate to its working interest in a declared drilling unit.  Although to this point we have participated with only minority interests ranging from 1% to 42%, we expect to participate in the drilling of incrementally higher working interest drilling units, eventually operating our substantial inventory of high working interest drilling units with a range of 40% to 100% ownership.  We control approximately 70,000 net acres in the growing North Dakota Bakken Play.  This exposes us to 110 net wells based on 640 acre spacing units.  To be more specific, if we drill a well and participate with a 25% working interest, this counts towards this total as a quarter of one well.  Down spacing in the field will potentially expose us to significantly more wells as development continues on “held by production” acreage. Further, the productivity of the Three Forks/Sanish and secondary recovery expose us to substantially more potential reserves.

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

As an independent oil and gas producer, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices of natural gas and oil.  Historically, the energy markets have been very volatile and it is likely that oil and gas prices will continue to be subject to wide fluctuations in the future.  A substantial or extended decline in natural gas and oil prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and access to capital, and on the quantities of natural gas and oil reserves that can be economically produced. As of December 31, 2008 the substantial decline in oil prices has not affected the Company’s financial position in a material amount.

NOTE 2                 SIGNIFICANT ACCOUNTING PRACTICES

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Cash, Cash Equivalents, and Long-Term Investments

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.  Cash equivalents consist primarily of interest-bearing bank accounts and money market funds.  Our cash positions represent assets held in checking and money market accounts.  These assets are generally available to us on a daily or weekly basis and are highly liquid in nature.  Due to the balances being greater than $250,000, we do not have FDIC coverage on the entire amount of bank deposits.  The company believes this risk is minimal.  In addition, we are subject to SIPC protection on a vast majority of our financial assets, specifically $657,363 of cash and cash equivalents and all of our long-term investments.

Other Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to five years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  We have not recognized any impairment losses on non oil and gas long-lived assets.  Depreciation expense was $67,070 for the year ended December 31, 2008.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Revenue Recognition and Gas Balancing

We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of December 31, 2008 and 2007, our gas production was in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest equaled our entitled interest in gas production from those wells.

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”  This statement requires us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

The average risk-free interest rate is determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the stock option.

Options Granted November 1, 2007

On November 1, 2007, the Board of Directors granted 560,000 options to board members and one employee.  The total fair value of the options was recognized as compensation in 2007 as the optionees were immediately vested.  In computing the expected volatility, we used the combined historical volatility of the Company’s common stock for a one-month period and the blended historical volatility for two of our peer companies over a period of four years and eleven months.  In computing the exercise price we used the average closing/last trade price of the Company’s common stock for the five highest volume trading days during the 30-day trading period ending on the last trading day preceding the date of the grants.

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

Options Granted December 15, 2006

For the options granted in 2006 we used a basket of comparable companies to determine the volatility input.  We believe this fairly represents the volatility we may trade on were we a public company at the time of issuance.  The total fair value of the options was recognized as compensation over the one-year vesting period.  All of the options granted in 2006 have been exercised as of December 31, 2008.

The following assumptions were used for the Black-Scholes model:

December 31,
2006
Risk Free Rates	4.75%
Dividend Yield	0%
Expected Volatility	64%
Weighted Average Expected Stock Option Life	10 Years

The weighted average fair value at the date of grant for stock options granted is as follows:

Weighted Average Fair Value Per Share	$.80
Total options granted	1,100,000
Total Weighted Average Fair Value of Options Granted	$880,000

Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes.”  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  SFAS 109 requires the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered on the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods, or Services.”

Net Income (Loss) Per Common Share

Net Income (Loss) per common share is based on the Net Income (Loss) divided by weighted average number of common shares outstanding.

Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the period ended December 31, 2007 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.

As of December 31, 2008 we controlled approximately 22,000 net acres of leaseholds in Sheridan County, Montana with primary targets including the Red River and Mission Canyon. We controlled approximately 70,000 net acres in North Dakota, primarily in Mountrail County, targeting the Bakken Shale and approximately 10,000 net acres in Yates County, New York that is prospective for Marcellus Shale and Trenton-Black River natural gas production.  See Note 5 for an explanation of activities on these properties.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the year ended December 31, 2008 the Company sold acreage for $468,609.  The proceeds for these sales were applied to reduce the capitalized costs of oil and gas properties.

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs, asset retirement costs under Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (SFAS 143) are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying period-end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the Balance Sheet (following SEC Staff Accounting Bulletin No. 106).  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense. The unamortized cost of the Company’s oil and gas properties did not exceed the ceiling limit as of December 31, 2008.  Therefore, the Company was not required to writedown the net capitalized costs of its oil and gas properties at December 31, 2008.  To this point the company has not realized any impairment of its properties due to our low basis in the acreage and productivity and economics of our producing wells, even in the current lower price environment.

Use of Estimates

The preparation of financial statements under generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to proved oil and natural gas reserve volumes, future development costs, estimates relating to certain oil and natural gas revenues and expenses, and deferred income taxes.  Actual results may differ from those estimates.

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

Derivatives are recorded on the balance sheet at fair value and changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.  The Company’s derivatives consist primarily of cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a forecasted transaction.  Period to period changes in the fair value of derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified to earnings in the periods in which the contracts are settled.  The ineffective portion of the cash flow hedges is recognized in current period earnings as income or loss from derivative.  Gains and losses on derivative instruments that do not qualify for hedge accounting are included in income or loss from derivative in the period in which they occur.  The resulting cash flows from derivatives are reported as cash flows from operating activities.

At the inception of a derivative contract or upon identification of hedged production to which a derivative contract applies, the Company may designate the derivative as a cash flow hedge.  For all derivatives designated as cash flow hedges, the Company formally documents the relationship between the derivative contract and the hedged items, as well as the risk management objective for entering into the derivative contract.  To be designated as a cash flow hedge transaction, the relationship between the derivative and the hedged items must be highly effective in achieving the offset of changes in cash flows attributable to the risk both at the inception of the derivative and on an ongoing basis.  The Company measures hedge effectiveness on a quarterly basis and hedge accounting is discontinued prospectively if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item.  Gains and losses deferred in accumulated other comprehensive income related to cash flow hedge derivatives that become ineffective remain unchanged until the related production is delivered.  If the Company determines that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the derivative are recognized in earnings immediately.  See Note 14 for a description of the derivative contracts which the Company executed during 2008.

Impairment

SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets, requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting (which we use) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial and Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  SFAS 141(R) changes the accounting for and reporting of business combination transactions in the following way:  Recognition with certain exceptions of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.  SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made in 2009 and forward.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB 51.”  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SAFS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We do not anticipate a material impact upon adoption.

In March 2008, the FSAB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not anticipate a material impact upon adoption.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expends disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS 157 were originally to be effective beginning January 1, 2008.  Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in consolidated financial statements on a non-recurring basis.  We are currently evaluating the input of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

NOTE 3     LONG-TERM INVESTMENTS

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

The following is a summary of our long-term investments as of December 31, 2008:
	Cost at December 31, 2008	Unrealized (Loss)	Fair Market Value at December 31, 2008
Auction Rate Municipal Bonds	$2,550,000	$(395,250)	$2,154,750
Auction Rate Preferred Stock	275,143	(13,524)	261,618
Total Long-Term Investments	$2,825,143	$(408,774)	$2,416,369

For the year ended December 31, 2008 there were minimal gains or losses recognized on the sale of investments.  In November 2008 we received, in a settlement from UBS AG (“UBS”), rights which allow us to put back the auction rate securities at par value to UBS.  We expect to liquidate these investments at par no later than June 2010, in the meantime they continue to pay interest at various rates.  We also have the ability to borrow up to 75% of the loan-to-market value of eligible auction rate securities on a no-net cost basis.  As of December 31, 2008, we have borrowed $1,650,720 under the agreement, with an additional $468,030 of borrowings available under the agreement.

The Company reviews these investments on a quarterly basis to determine if it is probable that the Company will realize some portion of the unrealized loss in accordance with SFAS No. 115, and FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and to determine the classification of the impairment as temporary or other-than-temporary.   In determining if the difference between cost and estimated fair value of the auction rate securities was deemed either temporary or other-than-temporary impairment, the Company evaluated each type of long-term investment using a set of criteria including decline in value, duration of the decline, period until anticipated recovery, nature of investment, probability of recovery, financial condition and near-term prospects of the issuer, the Company’s intent and ability to retain the investment, attributes of the decline in value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities. The Company determined the decline in the fair values in all of the investments in the auction rate securities were temporary as of December 31, 2008, primarily based on estimated cash flows of the investments, the settlement agreement entered into with UBS, and the Company’s ability and intent to hold such investments until settlement.

NOTE 4     PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007, consisted of the following:

	December 31,
	2008	2007
Oil and Gas Properties, Full Cost Method
Unevaluated Costs, Not Subject to Amortization or Ceiling Test	$42,621,297	$7,587,511
Evaluated Costs	13,059,270	-
	55,680,567	7,587,511
Office Equipment, Furniture, Leasehold Improvements and Software	408,400	44,769
	56,088,967	7,632,280
Less: Accumulated Depreciation, Depletion, and Amortization
Property and Equipment	856,010	3,446
Total	$55,232,957	$7,628,834

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Year Ended December 31,
	2008	2007
Depletion of Costs for Evaluated Oil and Gas Properties	$785,504	-
Depreciation of Office Equipment, Furniture, and Software	67,060	3,446
Total Depreciation, Depletion, and Amortization Expense	$852,564	$3,446

NOTE 5                 OIL AND GAS PROPERTIES

Acquisitions

Montana Acquisition

In February 2007, the Company acquired leasehold interests in approximately 22,000 net mineral acres in Sheridan County, Montana.  The Company paid a combination of cash and stock as consideration for such acquisition, including the issuance of an aggregate of 400,000 restricted shares of its common stock.

North Dakota Acquisitions

At various points in late 2007 and throughout 2008, the Company acquired leasehold interests in approximately 21,498 net mineral acres of land via bulk purchases in the core development area of Mountrail County, North Dakota.  The Company paid a combination of cash and stock as consideration for such acquisitions, including the issuance of an aggregate of 633,027 restricted shares of its common stock.  In addition to these major acquisitions the Company completed a series of small transactions pursuant to which it purchased leasehold interests in approximately 8,000 net mineral acres in Mountrail County.

On June 11, 2008, the Company entered into a purchase agreement pursuant to which it ultimately acquired leasehold interests in approximately 23,210 net mineral acres primarily in Dunn County, North Dakota.  The Company also completed various additional acquisitions of oil and gas leasehold interests through numerous small transactions with several parties in fiscal years 2007 and 2008.

At various points in 2007 and 2008, the Company purchased leasehold interests in approximately 10,000 net mineral acres in and around Burke and Divide Counties of North Dakota for cash consideration.

The Company has also completed other miscellaneous non-material acquisitions in North Dakota, and utilized a combination of stock and cash consideration for some of the acquisitions.

New York Acquisition

In September 2007, the Company acquired leasehold interests in approximately 10,000 net mineral acres in the Appalachia Basin of New York.  The Company paid a combination of cash and stock as consideration for such acquisition, including the issuance of an aggregate of 275,000 restricted shares of its common stock.

Certain of the foregoing acquisitions were purchased using the services of, or purchased from, parties considered to be related to the Company or the Company’s Chief Executive Officer, Michael L. Reger.  See Note 7.  All transactions involving related parties were approved by the Company’s Board of Directors or Audit Committee and the Company obtained independent verification of the fairness of consideration paid in each transaction.

NOTE 6                 PREFERRED AND COMMON STOCK

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

In September 2007, the Company completed a private placement of 4,545,455 shares of common stock to accredited investors at a subscription price of $3.30 per share for total gross proceeds of $15,000,002.  In addition to common stock, investors purchasing shares in the private placement received a warrant to purchase common stock.  For each share of common stock purchased in this transaction, the purchaser received the right to purchase one-half share of the Company’s common stock at a price of $5.00 per share for a period of 18 months from the date of closing and the right to purchase one-half share of the Company’s common stock at a price of $6.00 for a period of 48 months from the date of closing.  FIG Partners, LLC Energy Research and Capital Partners served as the exclusive placement agent for which it received consideration in cash and warrants.  The total number of shares that are issuable upon exercise of warrants, including the placement agent's warrant is 4,818,183.  All warrants issued as part of this private placement were exercised in 2008.  In addition, four of our founders executed restriction agreements under which they agree not to sell shares of beneficial interest in the Company for a period of 18 months from the closing of this private placement, except under certain limited circumstances.  Approximately 13,289,000 shares of common stock are subject to the lock-up agreement.

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

In December 2007, Mike Reger and Ryan Gilbertson each exercised 500,000 stock options granted to them in 2006.

In 2008 optionees exercised 260,000 stock options granted in 2006 and 2007, resulting in cash proceeds to the Company of $933,800.  A tax benefit of $425,000 related to fully vested stock option awards exercised was recorded as an increase to additional paid-in capital

Restricted Stock Awards

In March 2008, the Company issued 20,000 shares of restricted common stock to employee James Sankovitz pursuant to a written employment agreement.  The issuance of restricted stock is intended to retain and motivate the employee.  The fair value of the award was $140,500 or $7.03 per share, the average market value of a share of Common Stock on the date the stock was issued. The fair value will be expensed over the one-year term of the award.  The Company expensed $105,375 related to this award in the year ended December 31, 2008.  Vesting of the shares is contingent on the employee maintaining employment with the Company and other restrictions included in the employment agreement.

NOTE 7                 RELATED PARTY TRANSACTIONS

The Company has purchased leasehold interests from South Fork Exploration, LLC (SFE).  SFE’s president is J.R. Reger, the brother of the Company’s CEO, Michael Reger.  J.R. Reger is also a shareholder in the Company.  See Note 5.

The Company has also purchased leasehold interests from MOP.  MOP is controlled by Mr. Tom Ryan and Mr. Steven Reger, both are relatives of the Company’s CEO, Michael Reger.  See Note 5.

The Company has also purchased leasehold interests from Gallatin Resources, LLC.  Carter Stewart, one of NOG’s directors, owns a 25% interest in Gallatin Resources, LLC.

All transactions involving related parties were approved by the Company’s Board of Directors or Audit Committee and the Company obtained independent verification of the fairness of consideration paid in each transaction.

NOTE 8     STOCK OPTIONS/STOCK-BASED COMPENSATION

The Company’s Board of Directors approved a stock option plan in October 2006 (“2006 Stock Option Plan”) to provide incentives to employees, directors, officers, and consultants and under which 2,000,000 shares of common stock have been reserved for issuance.  The options can be either incentive stock options or non-statutory stock options and are valued at the fair market value of the stock on the date of grant.  The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value.  The exercise price of non-statutory options may not be less than 100% of the fair market value of the stock on the date of grant.  On December 15, 2006, 1,100,000 options were granted at a price of $1.05 per share.  500,000 options were granted to each Michael Reger and Ryan Gilbertson, and 100,000 options were granted to Douglas Polinsky.  As stated above, these options have an exercise price of $1.05 per share.  These options became fully vested on December 15, 2007.  All options granted in 2006 have been exercised as of December 31, 2008.

On November 1, 2007 the Board of Directors granted an additional 560,000 of options under this 2006 Stock Option Plan.  The Company granted 500,000 options in aggregate, to members of the board and 60,000 options to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  160,000 options granted in 2007 have been exercised as of December 31, 2008.

The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R), “Share Based Payment.”  This statement requires us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options will be recognized as compensation over the vesting period (see Note 2 for calculation of fair value).  The Company received no cash consideration for these option grants.  There have been no stock options granted in 2008 under the 2006 Stock Option Plan, and all exercises of options during 2008 related to prior period grants.

The following table presents the impact on our statement of operations of stock-based compensation expense for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
Expenses	$-	2,366,417
Stock-Based Compensation Expense Before Taxes	-	2,366,417
Income tax benefit	-	-
Stock-Based Compensation Expense After Taxes	$-	$2,366,417

Changes in stock options for the years ended December 31, 2008 and 2007 were as follows:

2007:	Number Of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
Beginning Balance	1,100,000	$-
Granted	560,000	5.18		-
Exercised	1,000,000	1.05		-
Outstanding at December 31	660,000	4.55	9.7	1,581,200
Exercisable	660,000	4.55	9.7	1,581,200
Ending Vested	660,000	4.55		1,581,200
Weighted average fair value of options granted during year		$2.72

2008:
Beginning Balance	660,000	$-		-
Granted	-	-		-
Exercised	260,000	3.59		-
Outstanding at December 31	400,000	5.18	8.8	-
Exercisable	400,000	5.18	8.8	-
Ending vested	400,000	5.18	8.8	-
Weighted average fair value of options granted during year		$-

Currently Outstanding Options
•	No options were forfeited during the years ended December 31, 2008 and 2007.
•
The company recorded compensation expense related to these options of $2,366,417 for the year ended December 31, 2007.  There is no further compensation expense that will be recognized in future years, relating to all options that have been granted as of December 31, 2008, since the entire fair value compensation has been recognized during 2006 and 2007.

NOTE 9                 ASSET RETIREMENT OBLIGATION

The company has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities.  Under the provisions of SFAS 143, the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

The company has no assets that are legally restricted for purposes of settling asset retirement obligations.  The following table summarizes the company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the year ended December 31, 2008.

Beginning Asset Retirement Obligation	$-
Liabilities Incurred for New Wells Placed in Production	60,407
Accretion of Discount on Asset Retirement Obligations	1,030
Ending Asset Retirement Obligation	$61,437

NOTE 10                      INCOME TAXES

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with SFAS No. 109, “Accounting for Income Taxes”.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The components of the benefit for income taxes are:
			For the Period from Inception (October 5, 2006) through
	Years Ended December 31,		December 31, 2006
	2008	2007
Current Income Taxes	$-	$-	$-
Deferred Income Taxes
Federal	(715,000)	-	-
State	(158,000)	-	-
Total Benefit	$(873,000)	$-	$-

The following is a reconciliation of the reported amount of income tax expense (benefit) for the years ended December 31, 2008 and 2007 to the amount of income tax expenses that would result from applying the statutory rate to pretax income.

Reconciliation of reported amount of income tax expense:
	2008	2007	2006
Income (Loss) Before Taxes and NOL	1,486,751	$(4,305,293)	$(76,107)
Federal Statutory Rate	x 34%	x 34%	x25%
Taxes (Benefit) Computed at Federal Statutory Rate	505,000	(1,460,000)	(19,027)
State Taxes (Benefit), Net of Federal Taxes	104,000	-	-
Effects of:
Permanent and Other Differences	(2,000)	(12,341)	11,368
Increase (Decrease) in Valuation	(1,480,000)	1,472,341	7,659
Reported Provision (Benefit)	(873,000)	$-	$-

At December 31, 2008 and 2007, the Company has a net operating loss carryforward for Federal income tax purposes of $8,726,000 and $1,950,000, respectively, which expires in varying amounts during the tax years 2027 and 2028.

The components of the Company’s deferred tax assets and liabilities are as follows:
	December 31,
	2008	2007
Deferred Tax Assets
Current:
Share Based Compensation	$774,000	$815,000
Unrealized Investment Losses	168,000	-
Accrued Payroll	520,000	-
Current	1,462,000	815,000

Non-Current
Net Operating Loss Carryforwards (NOLs)	3,588,000	665,000
Depletion	257,000	-
Sale of Land Lease Rights	117,000	-
Non-Current	3,962,000	665,000

Total Deferred Tax Assets	5,424,000	1,480,000
Less: Valuation Allowance	-	(1,480,000)
Net Deferred Tax Asset	$5,424,000	$-

Deferred Tax Liabilities
Current:
Other	$(29,000)	$-
Current	(29,000)	-

Non-Current
Fixed Assets	(931,000)	-
Dry Well Write Off	(36,000)	-
Intangible Drilling Costs	(2,962,000)	-
Non-Current	(3,929,000)	-

Net Deferred Tax Liability	(3,958,000)	-

Total Deferred Tax Asset (Liability)	$1,466,000	$-

Deferred Tax Assets (Liability)
Current Portion	$1,433,000	$-
Long-Term Portion	$33,000	$-

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized.  At December 31, 2007, a valuation allowance was maintained on the Company’s deferred tax assets since they were not more likely than not to be realized.  This assessment was made based on historical activity and the results of operations as of December 31, 2007.  In 2008, using objective and verifiable data, which became available during the fourth quarter, the Company calculated that it will utilize the existing deferred tax assets.  As a result, the Company has determined that a valuation allowance is no longer necessary for its deferred tax assets and the valuation allowance was released as of December 31, 2008.

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

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the year ended December 31, 2008 and 2007, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at December 31, 2008 and 2007 relating to unrecognized benefits.

The tax years 2007 and 2006 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

NOTE 11	OPERATING LEASES

Vehicles

The Company leases vehicles under noncancelable operating leases.  Total rent expense under the agreements was approximately $31,000 and $22,000 for the years ended December 31, 2008 and 2007, respectively.

Minimum future lease payments under these vehicle leases are as follows:

Year Ending December 31,	Amount
2009	$52,000
2010	41,000
2011	20,000
Total	$113,000

Building

Effective February 2008, the Company entered into an operating lease agreement to lease 3,044 square feet of office space.  The lease requires initial gross monthly lease payments of $11,415.  The monthly payments increase by 4% on each anniversary date.  The lease expires in December 2012.  Total rent expense under the agreement was approximately $114,000 for the year ended December 31, 2008.

The Company was required to prepay $68,490, the first six months rent.  Minimum future lease payments under the building lease are as follows:

Year Ending December 31,	Amount
2009	$142,459
2010	148,151
2011	154,087
2012	160,236
Total	$604,933

The Company received $91,320 of landlord incentives under the lease agreement.  The Company has recorded a deferred rent liability for this amount that is being amortized over the term of the lease.

Prior to this lease the Company was paying $1,250 on a month-to-month lease.

NOTE 12   FAIR VALUE

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of December 31, 2008.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-Term Investments (See Note 3)	$-	$-	$2,416,369

Level 3 assets consist of municipal bonds and floating rate preferred stock (see Note 3) with an auction reset feature (“auction rate securities” or ARS).  The underlying assets for the municipal bonds are student loans which are substantially backed by the federal government.  Auction-rate securities are long-term floating rate bonds or floating rate perpetual preferred stock tied to short-term interest rates.  After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every twenty-eight days), based on market demand for a reset period.  Auction-rate securities are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction”.  If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security's prospectus.

In February 2008, auctions began to fail for these securities and each auction since then has failed.  Consequently, the investments are not currently liquid.  In the event the Company needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature.  In October 2008, the Company received an offer (the “Offer”) from UBS AG (“UBS”), one of its investment providers, to sell at par value auction-rate securities originally purchased from UBS ($2,825,143) at anytime during a two-year period beginning June 30, 2010.  The Offer was non-transferable and expired on November 14, 2008. On October 28, the Company elected to participate in the Offer.   Based on this, along with the underlying maturities of the securities, a portion of which is greater than 30 years, we have classified auction rate securities as long-term assets on our balance sheet.  In addition to the Offer, UBS is providing no net cost loans up to 75% of the loan-to-market value of eligible auction rate securities until June 30, 2010.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process.  While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  At December 31, 2008, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS investments.  The investment advisors utilized a discounted cash flow approach to arrive at this valuation. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  Based on this Level 3 valuation, the Company valued the ARS investments at $2,416,369, which represents a decline in value of $408,774 from par.

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

Based on the cash balance of $780,716, the expected positive operating cash flows, and the Company’s ability to obtain no net cost loans up to 75% of the loan-to-market value, as determined by UBS, on eligible auction rate securities, the Company does not anticipate the current inability to liquidate the auction rate securities to adversely affect the Company’s ability to conduct its business.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) Level 3 Financial Assets
Balance at January 1, 2008	$-
Purchases	3,800,524
Unrealized Loss Included in Other Comprehensive Income (Loss)	(141,074)
Balance at March 31, 2008	3,659,450
Sales/Maturities	(250,000)
Unrealized Loss Included in Other Comprehensive Income (Loss)	(20,100)
Balance at June 30, 2008	3,389,350
Unrealized Loss Included in Other Comprehensive Income (Loss)	(68,375)
Balance at September 30, 2008	3,320,975
Sales/Maturities	(725,000)
Realized Loss on Sales/Maturities	(381)
Unrealized Loss Included in Other Comprehensive Income (Loss)	(179,225)
Balance at December 31, 2008	$2,416,369

NOTE 13                      FINANCIAL INSTRUMENTS

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable and line of credit. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and line of credit approximate fair value because of their immediate or short-term maturities.

The Company’s accounts receivable relate to oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  The Company’s accounts receivable at December 31, 2008 and 2007 do not represent significant credit risks as they are dispersed across many counterparties.

NOTE 14                      DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes commodity swap and option contracts to (i) reduce the effects of volatility in price changes on the oil commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow.

Crude Oil Derivative Contracts Cash-flow Hedges

The Company's cash-flow hedges consisted of crude oil futures contracts.  The Company hedged 20,000 barrels of production thru the end of 2008 at approximately $105 per barrel of oil.  The contracts were used to establish floor prices on anticipated future oil production. There were no net premiums received or paid when the Company entered into these contracts.  At settlement any realized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the statement of operations.

All cash flow hedges were settled during 2008 and the Company reported a gain on derivatives of $778,885 in revenues.  As of the end of 2008, no production has been hedged into 2009 or beyond, although it is expected that the Company will continue to enter into hedges concerning anticipated future oil production.

Crude Oil Derivative Contracts Investment Vehicles

The Company held derivative positions in the form of written call options that were not designated as hedges.  These positions were entered into as investment vehicles.  Also, futures contracts that cannot be matched with production for cash flow hedges were included as investment vehicles.

The following table provides a summary of the impact on earnings from these nondesignated derivative contracts.  Future contracts settled and expiration of written call options were recorded as other income, for the years ended December 31, 2007 and 2008:

	Year Ended December 31,
	2008	2007
Increase in earnings due to settlement or expiration of derivatives entered into as investment vehicles	$123,536	-

There are no investment vehicle positions held as of December 31, 2007 and 2008.

NOTE 15                      EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2008, 2007, and 2006:

	2008			2007			2006
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic EPS	$ 2,359,751	31,920,747	$ 0.07	$ (4,305,293)	23,667,119	$(0.18)	$ (76,107)	18,000,000	$(0.01)
Dilutive effect of options	-	732,805		-	-		-	-
Diluted EPS	$ 2,359,751	32,653,552	$ 0.07	$ (4,305,293)	23,667,119	$(0.18)	$ (76,107)	18,000,000	$(0.01)

For the year ended December 31, 2008, options to purchase 7,476 shares of common stock were not considered in calculating diluted earnings per share because the exercise prices were greater than the average market price of common shares during the year and, therefore, the effect would be anti-dilutive.

NOTE 16   COMPREHENSIVE INCOME

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income.  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to stockholders of the Company.

For the periods indicated, comprehensive income (loss) consisted of the following:

			For the Period from Inception (October 5, 2006) through
	Years Ended December 31,		December 31, 2006
	2008	2007
Net Income (Loss)	$2,359,751	$(4,305,293)	$(76,107)
Unrealized Losses on Marketable Securities (net of tax of $168,000)	(240,774)	-	-
Comprehensive Income (Loss) Net	$2,118,977	$(4,305,293)	$(76,107)

NOTE 17                      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years ended December 31, 2008 and 2007 is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,		December 31,
2008:
Revenue	$287,029	$764,528		$1,362,655	$1,907,667
Expenses	570,575	576,487		645,957	1,426,000
Income (Loss) from Operations	(283,546)	188,041		716,698	481,667
Other Income	96,269	95,424		155,121	37,077
Income Tax Provision (Benefit)	-	-		-	(873,000)
Net Income (Loss)	(187,277)	283,465		871,819	1,391,744
Net Income (Loss) Per Common Share - Basic and Diluted	(0.01)	0.01		0.03	0.04

2007:
Revenue	$-	$-		$-	$-
Expenses	297,719	894,720	*	309,487	3,011,263
Loss from Operations	(297,719)	(894,720)	*	(309,487)	(3,011,263)
Other Income	10,133	13,660		42,189	141,914
Income Tax Expense	-	-		-	-
Net Loss	(287,586)	(881,060)	*	(267,298)	(2,869,349)
Net Loss Per Common Share - Basic and Diluted	(0.01)	(0.04)	*	(0.01)	(0.10)

*	The second quarter 2007 financial statements were adjusted, from what was reported, as the company rescinded stock it had previously issued to Ibis Consulting Group, LLC.

NOTE 18                      SUBSEQUENT EVENTS

On February 27, 2009, the company entered into a revolving credit facility with CIT Capital USA, Inc. (CIT) that will provide up to a maximum principal amount of $25 million of working capital for exploration and production operations.  The borrowing base of funds available under the Facility will be redetermined semi-annually based upon the net present value, discounted at 10% per annum, of the future net revenues expected to accrue from its interests in proved reserves estimated to be produced from its oil and gas properties.  $11 million of financing is initially available under the Facility.  An additional $14 million of financing could become available upon subsequent borrowing base redeterminations based on the deployment of funds from the Facility.  The Facility is subject to certain covenants and contains a floating interest rate.  The Facility terminates on February 27, 2012.

INDEX TO EXHIBITS

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger dated March 20, 2007, with exhibits	Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on March 22, 2007 (File No. 000-30955).
2.2	Written Action of the Board of Directors of Kentex Petroleum, Inc., constituting the plan and agreement of short-form merger with Northern Oil and Gas, Inc., dated March 20, 2007	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 11, 2007, as amended, File No. 333-143648
3.1	Articles of Incorporation of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 6, 2000 (File No. 000-30955).
3.2	Certificate of Amendment of the Articles of Incorporation of Northern Oil and Gas, Inc. dated March 27, 1984	Incorporated by reference to Exhibit 3.3(i) to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 6, 2000 (File No. 000-30955).
3.3	Certificate of Amendment of the Articles of Incorporation of Northern Oil and Gas, Inc. dated October 5, 1999	Incorporated by reference to Exhibit 3.3(ii) to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 6, 2000 (File No. 000-30955).
3.4	Written Action of the Board of Directors of Kentex Petroleum, Inc. authorizing name change to Northern Oil and Gas, Inc., dated March 20, 2007	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 11, 2007, as amended, File No. 333-143648.
3.5	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2007 (File No. 000-30955).
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 11, 2007, as amended, File No. 333-143648.
10.1	Montana Lease acquisition agreement with Montana Oil Properties dated October 5, 2007	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on March 22, 2007 (File No. 000-30955).
10.2	North Dakota lease acquisition agreement with Southfork Exploration, LLC, dated November 15, 2006	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on March 22, 2007 (File No. 000-30955).
10.3	Form of Principal Shareholders Agreement, including exhibits	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on March 22, 2007 (File No. 000-30955).
10.4	Form of Warrant	Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2007 (File No. 000-30955).

Exhibit No.	Description	Reference
10.5	Form of Registration Rights Agreement	Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2007 (File No. 000-30955).
10.6	Placement Agency Agreement	Incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2007 (File No. 000-30955).
10.7	Form of Lock-Up/Leak-Out Agreement	Incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2007 (File No. 000-30955).
10.8	Amended and Restated Employment Agreement by and between Northern Oil and Gas, Inc. and Michael L. Reger, dated January 30, 2009	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on February 2, 2009 (File No. 000-30955).
10.9	Amended and Restated Employment Agreement by and between Northern Oil and Gas, Inc. and Ryan R. Gilbertson, dated January 30, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on February 2, 2009 (File No. 000-30955).
10.10	Irrevocable Proxy Provided by Joseph A. Geraci II, Kimerlie Geraci, Lantern Advisers, LLC, Isles Capital, LLC and Mill City Ventures, LP, dated February 21, 2008	Incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on March 19, 2008 (File No. 000-30955).
10.11	Agreement by and between Northern Oil and Gas, Inc. and Deephaven MCF Acquisition LLC dated April 14, 2008	Incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 16, 2008 (File No. 000-30955).
10.12	Second Amendment to Agreement by and between Northern Oil and Gas, Inc. and Deephaven MCF Acquisition LLC dated April 14, 2008	Incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 29, 2008 (File No. 000-30955).
10.13	Registration Rights Agreement By and Among Northern Oil and Gas, Inc. and Deephaven MCF Acquisition LLC dated April 14, 2008	Incorporate by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 16, 2008 (File No. 000-30955).
10.14	Lease Purchase Agreement By and Between Northern Oil and Gas, Inc. and Woodstone Resources, L.L.C.	Incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 17, 2008 (File No. 000-30955).
10.15	Northern Oil and Gas, Inc. 2009 Equity Compensation Plan	Incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on February 2, 2009 (File No. 000-30955).
10.16	Credit Agreement dated as of February 27, 2009 among Northern Oil and Gas, Inc., as Borrower, CIT Capital USA Inc., as Administrative Agent, and The Lenders Party Hereto	Incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on March 2, 2009 (File No. 000-30955).

Exhibit No.	Description	Reference
10.17
Form of Note Under that Certain Credit Agreement dated as of February 27, 2009 among Northern Oil and Gas, Inc., as Borrower, CIT Capital USA Inc., as Administrative Agent, and The Lenders Party Hereto
Incorporate by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on March 2, 2009 (File No. 000-30955).
10.18	Guaranty and Collateral Agreement dated as of February 27, 2009 made by Northern Oil and Gas, Inc. in favor of CIT Capital USA Inc., as Administrative Agent	Incorporate by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on March 2, 2009 (File No. 000-30955).
10.19	Guaranty and Collateral Agreement dated as of February 27, 2009 made by Northern Oil and Gas, Inc. in favor of CIT Capital USA Inc., as Administrative Agent	Incorporate by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on March 2, 2009 (File No. 000-30955).
10.20	Warrant to Purchase Shares of Northern Oil and Gas, Inc. Common Stock Issued to CIT Group/Equity Investments, Inc. on February 27, 2009	Incorporate by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on March 2, 2009 (File No. 000-30955).
14.1	Code of Business Conduct and Ethics, effective as of November 30, 2007	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on December 6, 2007 (File No. 000-30955).
23.1	Consent of Independent Registered Public Accounting Firm Mantyla McReynolds LLC	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith