Form 10-K/A
period 2008-12-31
NORTHERN OIL & GAS, INC.
filed 2009-04-30
CIK 1104485

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

As of March 13, 2009, the registrant had 34,120,103 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated herein by reference.

NORTHERN OIL AND GAS, INC.

 EXPLANATORY NOTE:

Northern Oil and Gas, Inc. is filing this Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2008 to include the information required pursuant to Part III of Form 10-K.  We previously disclosed that portions of the proxy statement related to the registrant’s 2008 Annual Meeting of Stockholders were incorporated by reference into Part III of the original Annual Report on Form 10-K (the “Original Filing”) filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009.  Part III of the Original Filing is hereby replaced in its entirety with the information provided below

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events.  Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K.  Except as expressly set forth in this Form 10-K/A, our Annual Report on Form 10-K for the year ended December 31, 2008 has not been amended, updated or otherwise modified.  With this Amendment, the principal executive officer and principal financial officer of our company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our board of directors represents the interests of our shareholders as a whole and is responsible for directing the management of the business and affairs of Northern Oil and Gas, Inc., as provided by Nevada law.  The daily operations of our business are managed by our executive management team.  Our management and directors are identified below.

Name	Age	Position(s)
Michael L. Reger	33	Chairman of the Board, Chief Executive Officer and Secretary
Ryan R. Gilbertson	33	Director and Chief Financial Officer
Robert Grabb	57	Director
Jack E. King	57	Director
Lisa Meier	36	Director
Loren J. O’Toole	78	Director
Carter Stewart	51	Director

Mr. Reger has served as Chairman of the Board, Chief Executive Officer and Secretary of our company since March 20, 2007 and has been primarily involved in the acquisition of oil and gas mineral rights for his entire career.  Mr. Reger began working the oil and gas leasing business for his family’s company, Reger Oil in 1992.  Mr. Reger holds a BA in Finance and an MBA in Finance/Management from the University of St. Thomas in St. Paul, Minnesota. The Reger family has a history of acreage acquisition in the Williston Basin dating to 1952.  Mr. Reger co-founded our predecessor—Northern Oil and Gas, Inc.—with Ryan R. Gilbertson.

Mr. Gilbertson has served as a director and Chief Financial Officer of our company March 20, 2007 and co-founded our predecessor—Northern Oil and Gas, Inc.— with Michael Reger.  Prior to co-founding Northern, Mr. Gilbertson held positions with Piper Jaffray in Minneapolis as well as Telluride Asset Management where he was a portfolio manager.  He brings extensive experience in financial structuring and capital markets.  Mr. Gilbertson holds a BA from Gustavus Adolphus College in Management/Finance.

Mr. Grabb is a Registered Petroleum geologist and has served as a director since May 3, 2007.  He was most recently an integral member of the Newfield Exploration (NYSE: NFX) Geologic Team that conceptualized and commercialized the resource plays that have driven Newfield’s growth.  Mr. Grabb holds B.S. and M.S. Degrees in geology from Montana State University.  Mr. Grabb is also a member of the American Association of Petroleum Geologists and the Society of Petroleum Engineers.

Mr. King has served as a director since May 3, 2007 and is with Hancock Resources, a prominent independent oil and gas exploration and development corporation based in Billings, Montana.  Mr. King’s 30 years in the industry began in petroleum land management in the Northern Rockies.  Throughout his career, Mr. King has managed several independent oil and gas companies.  Currently Mr. King sits on the boards of The Montana Petroleum Association, The Montana Community Foundation, and The Montana Board of Oil and Gas Conservation Commission, which is Montana’s oil and gas regulatory Board appointed by the Governor. Mr. King holds a degree in Economics from the University of Montana.

Mrs. Meier has served as a director since September 12, 2007 and was appointed Chief Financial Officer and Treasurer of Platinum Energy Resources, Inc. in August 2008, a public independent oil and gas exploration and production company.  She served as Chief Financial Officer of Flotek Industries, Inc., a public oilfield service company, from April 2004 to August 2008.  During that time, Mrs. Meier led the turn-around of Flotek by successfully completing ten acquisitions, raising capital through public debt and equity offerings and negotiating multiple credit facilities, and listing the company on the American Stock Exchange and later the New York Stock Exchange.  Mrs. Meier was awarded Best CFO of the Year 2007 by the Houston Business Journal.  Prior to joining Flotek, Mrs. Meier worked in the energy audit practice of PricewaterhouseCoopers, LLP and worked for three Fortune 500 companies.  Mrs. Meier served in various accounting, finance, SEC reporting and risk management positions.  Mrs. Meier is a Certified Public Accountant. Mrs. Meier is a member of the American Institute of Certified Public Accountants, Financial Executives International and National Association of Corporate Directors.  Mrs. Meier holds B.B.A. and Masters of Accountancy degrees from the University of Texas.

Mr. O’Toole founded the law firm of O’Toole and O’Toole, based in Plentywood, Montana and has served as a director since May 3, 2007.  The O’Toole law firm is a leader in the legal profession specializing in oil and gas throughout the Rocky Mountain Region.  Mr. O’Toole has over 50 years of experience in oil and gas.

Mr. Stewart has served as a director since May 3, 2007 and is a Registered Petroleum Geologist who has been generating prospects in the Williston Basin for 26 years. Mr. Stewart is the founder of Stewart Geological, Inc. and a principal in Gallatin Resources, LLC.  Stewart Geological, Inc. is currently participating in wells in Montana, Wyoming, North Dakota, New York and Alberta, Canada.  Mr. Stewart has been directly involved in the drilling of over 500 wells during his career, in several different locations within the United States and Canada.  He holds a Degree in Geology from the University of Montana, 1981.

Code of Business Conduct and Ethics

The board of directors has adopted the Northern Oil and Gas, Inc. Code of Business Conduct and Ethics that applies to our directors and employees.  A current copy of our Code of Business Conduct and Ethics appear on our website at http://www.northernoil.com/governance.php and are available in print upon written request to Northern Oil and Gas, Inc., 315 Manitoba Ave., Suite 200, Wayzata, Minnesota 55391, Attention:  Corporate Secretary.

Directors

Our directors are elected each year at the annual meeting by our shareholders.  We do not have a classified board of directors.  Seven directors were elected at our 2008 Annual Shareholder Meeting.  Each director’s term lasts until the 2009 Annual Meeting of Shareholders and until he or she is succeeded by another qualified director who has been elected.

Independence

A majority of our board consists of “independent” directors as defined in Section 803(a)(2) of the American Stock Exchange listed company guide, including Robert Grabb, Jack King, Lisa Meier and Loren J. O’Toole.  In this regard, the board of directors has affirmatively determined that a majority of its members has no material relationship with our company either directly or as a partner, shareholder or officer of an organization that has a relationship with our company.    There are no familial relationships between any director or executive officer.

Committees

The board of directors has standing Audit, Compensation and Nominating Committees.  Our Audit and Compensation Committees consist solely of independent directors.  Consistent with Section 804 of the American Stock Exchange listed company guide, our Nominating Committee Charter requires that our Nominating Committee be comprised of at least three members, one of whom need not be independent in the event that such individual is not a current officer or employee (or an immediate family member of an officer of employee) and the board of directors, under exceptional and limited circumstances, determines that membership on the Nominating Committee by such individual is required by the best interests of our company and its shareholders.  Our Nominating Committee currently consists of two independent directors and one director who is not independent—namely, Carter Stewart—whose membership on our Nominating Committee was permitted by the board of directors due to his extensive experience in the oil and natural gas industry and his unique knowledge of individuals and companies that constitute candidates for future employment or engagement by our company.

The following table shows the current membership of the Committees and identifies our independent directors:

Name	Audit Committee	Compensation Committee	Nominating Committee	Independent Directors
Ryan R. Gilbertson
Robert Grabb                                                                                                                                                        X                                                         X                                                                    X*                                                              X
Jack King                                                                                                                                                                                                                 X                                                                X
Lisa Meier                                                                                                                                                             X*                                                       X*                                                                                                                                     X
Loren J. O’Toole                                                                                                                                     X                                                          X                                                                                                                                       X
Michael L. Reger
Carter Stewart                                                                                                                                                                                                          X
____________________
*      Denotes Committee Chairman.

We have adopted written charters for each of our committees.  Current copies of all committee charters appear on our website at http://www.northernoil.com/governance.php and are available in print upon written request to Northern Oil and Gas, Inc., 315 Manitoba Ave., Suite 200, Wayzata, Minnesota 55391, Attention:  Corporate Secretary.

Audit Committee and Financial Expert

The Audit Committee’s primary function is to assist our board of directors in its general oversight of our company’s financial reporting, internal control and audit functions.  The Audit Committee’s main duties include recommending a firm of independent certified public accountants to audit the annual financial statements, reviewing the independent auditor’s independence, the financial statements and their audit report and reviewing management’s administration of the system of internal accounting controls.  Ms. Meier serves the Audit Committee’s designated financial expert and an “independent” director as defined in Section 803(a)(2) of the American Stock Exchange listed company guide.

Our Audit Committee Charter also requires that Audit Committee review and approve all material transactions between our company and its directors, officers and 5% or greater shareholders, as well as all material transactions between our company and any relative or affiliate of any of the foregoing.

To assist the Audit Committee in fulfilling its duties, our management provides the Committee with information and reports as needed and requested.  Our Audit Committee also is provided access to our general counsel and the ability to retain outside legal counsel or other experts at its discretion if it deems such action to be necessary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports.  To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met, except that one report on Form 4 setting forth the indirect sale by Joseph A. Geraci II of 2,500 shares of common stock held by Mill City Ventures LP on May 29, 2008, among other things, was not filed on a timely basis.

Item 11.  Executive Compensation

The following discussion of executive compensation addresses the material compensation awarded to our four named executive officers, including the following individuals:

Michael L. Reger                                Chief Executive Officer, Chairman of the Board and Secretary

Ryan R. Gilbertson                                 Chief Financial Officer and Director

Chad D. Winter                                   Vice President of Operations

James R. Sankovitz                                 General Counsel

Mr. Winter joined our company on November 1, 2007 and Mr. Sankovitz joined our company on March 11, 2008.  Messrs. Winter and Sankovitz are not considered executive officers (though they both qualify as a “named executive officer” pursuant to Item 402(m)(2) of Regulation S-K) because their positions doe not entail any specific policy-making function or authority.  None of our named executive officers received any salary during fiscal years 2006 or 2007.

Summary Compensation Table

The table below shows compensation for our named executive officers for services in all capacities to our company during fiscal years 2006, 2007 and 2008.  Information provided for fiscal year 2007 reflects compensation paid by our predecessor—Northern Oil and Gas, Inc.  Compensation, as reflected in this table and the tables which follow, is presented on the basis of rules of the SEC and does not, in the case of certain stock-based awards or accruals, necessarily represent the amount of compensation realized or which may be realized in the future.  For more information regarding our salary policies and executive compensation plans, please review the information under the caption “Compensation Committee Report.”

Name and Principal Position(a)	Year	Salary ($)	Bonus ($)(b)	Stock Awards ($)(c)	All Other Compensation ($)(d)	Total Compensation ($)

Michael L. Reger                                                                            2006                                                -0-                                                  -0-                            $ 400,000                                                        -0-                                                         $ 400,000
Chairman, Chief Executive                                                      2007                                                -0-                                      $ 120,000                                         -0-                                           $     1,367                                                         $ 121,367
Officer and Secretary                                                              2008                                    $ 185,000                                       $ 470,000                                         -0-                                           $  155,833                                                         $ 810,833

Ryan R. Gilbertson                                                                         2006                                                -0-                                                  -0-                           $ 400,000                                                       -0-                                                          $ 400,000
Chief Financial Officer                                                             2007                                                -0-                                      $ 120,000                                        -0-                                           $     1,955                                                          $ 121,955
                                                                                                          2008                                    $ 185,000                                       $ 470,000                                        -0-                                           $  156,964                                                         $ 811,964

Chad D. Winter                                                                               2006                                                ---                                                 ---                                         ---                                                       ---                                                                      ---
Vice Pres. of Operations                                                          2007                                              -0-                                                  -0-                             $ 551,892                                                       -0-                                                          $ 551,892
                                                                                                           2008                                   $ 105,000                                                  -0-                                    $  -0-                                            $       677                                                           $ 105,677

James R. Sankovitz                                                                         2006                                                ---                                                 ---                                          ---                                                        ---                                                                     ---
General Counsel                                                                       2007                                                ---                                                  ---                                         ---                                                        ---                                                                     ---
                                                                                                          2008                                    $ 100,000                                                 -0-                             $ 105,375                                              $    1,802                                                         $ 207,177

______________

(a)
Mr. Reger joined our company as Chief Executive Officer, Chairman of the Board and Secretary and Mr. Gilbertson joined us as Chief Financial Officer and a director on March 20, 2007.  Mr. Winter joined our company in November 2007 and Mr. Sankovitz joined our company in March 2008.  Mr. Reger, Mr. Gilbertson and Mr. Winter were not paid any salary during the fiscal year ended December 31, 2007.

(b)	For 2007, the amount reported for Messrs. Reger and Gilbertson represents a year-end cash bonus.

For 2008, the amounts reported for Messrs. Reger and Gilbertson include a $100,000 signing bonus upon execution of employment agreements and a $370,000 year-end bonus approved by the Compensation Committee but not paid in cash (see Issuance of Promissory Notes in Lieu of 2008 Cash Bonus in Item 11 of this Part III).

(c)
We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment.  This statement requires us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  A more complete description of the assumptions and processes involved in determining the value of stock based compensation can be found in Note 8 – Stock Options/Stock Based Compensation of our Notes to the Financial Statements in our Form 10-K for the year ended December 31, 2008.

For 2006, amounts reported for Messrs. Reger and Gilbertson represents the value of 500,000 stock options issued under the Incentive Stock Option Plan of our predecessor—Northern Oil and Gas, Inc.—to both Mr. Reger and Mr. Gilbertson in consideration of their services for our predecessor.  250,000 options vested on June 15, 2007, and the balance vested on December 15, 2007.  Such options were exercisable at $1.05 per share for a period of ten (10) years, expiring on December 15, 2016.

For 2007, $163,392 of such amount reported for Mr. Winter represents the value of shares issuable upon the exercise of options to purchase 60,000 shares of common stock granted to Mr. Winter under our Incentive Stock Option Plan and the remaining $388,500 represents the value of 75,000 shares of common stock issued to Mr. Winter upon commencement of his employment with our company.  The stock options issued to Mr. Winter were completely exercisable at the time of grant at $5.18 per share, and expire on November 1, 2017

For 2008, the amount reported for Mr. Sankovitz reflects the amount accrued by our company for 20,000 shares of restricted common stock issued to Mr. Sankovitz upon commencement of his employment with our company, which shares were subject to vesting in a single lump sum on January 2, 2009.

(d)
Reflects personal use of company-leased vehicles for Messrs. Reger and Gilbertson in 2007 and for Messrs. Winter and Sankovitz in 2008.  For 2008, the amount reported includes $2,098 for Mr. Reger’s personal use of a company-leased vehicle and $3,229 for Mr. Gilbertson’s personal use of a company-leased vehicle.

For 2008, the amounts reported for Messrs. Reger and Gilbertson include $153,735 accrued by our company as an additional bonus to pay tax obligations associated with year-end bonuses in consideration of their willingness to accept such bonuses in the form of unsecured notes rather than cash.

Compensation Discussion and Analysis

Our Compensation Committee is responsible for establishing director and executive officer compensation, policies and programs to insure that they are consistent with our compensation philosophy and corporate governance guidelines.  The Compensation Committee is authorized to make plan awards to our employees to recognize individual and company-wide achievements as the Committee deems appropriate.  Our Compensation Committee has annually reviewed and approved base salary and incentive compensation levels, employment agreements, and benefits of executive officers and other key executives.

We have implemented a compensation program that is designed to reward our management for maximizing shareholder value and ensuring the long-term stability of our company.  Our compensation program is intended to reward individual accomplishments, team success and corporate results.  It also recognizes the varying responsibilities and contributions of each employee and is intended to foster an ownership mentality among our management team.

Stock-Based Incentives

Our Chief Executive Officer—Michael L. Reger—and Chief Financial Officer—Ryan R. Gilbertson—both hold a significant number of shares of our outstanding common stock.  See Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of Part III of this report.  In addition, our Vice President of Operations—Chad D. Winter—and our General Counsel—James R. Sankovitz—both received stock grants upon commencement of their employment.  As such, we have traditionally utilized stock incentives as a means to align the interests of our management with the interests of our shareholders and motivate our management to enhance shareholder value.  Stock issuances to-date have been designed to serve as both short-term rewards and long-term incentives.

Comparable Company Analysis

The Compensation Committee examined the compensation policies and practices of numerous exploration and production companies having a similar size and similar business objectives to our company in determining 2008 bonus and 2009 base salary values.  The companies examined included Kodiak Oil & Gas Corp., Double Eagle Petroleum Co., Gasco Energy, Inc., Gastar Exploration Ltd., Union Drilling, Inc., Bronco Drilling Company, Venoco Inc. and FX Energy, Inc.  The Compensation Committee attempted to establish a 2008 bonus and 2009 base salary consistent with the levels of comparable executive officers at the foregoing companies.

Performance Objectives

Our Compensation Committee establishes predetermined and agreed upon annual performance objectives to measure management’s achievements.  The primary factors utilized to guide performance include production, quarter growth and profitability targets.  Our company and its executive officers exceeded all performance objectives established for the fiscal year ended December 31, 2008.  Our Compensation Committee has established new performance objectives for 2009 based upon the results achieved in 2008 and our management’s intended development plans for 2009.  Our Compensation Committee will continue to monitor our company’s performance as well as market conditions throughout the year.

Issuance of Promissory Notes in Lieu of 2008 Cash Bonus

On January 30, 2009, our Compensation Committee and Audit Committee approved the issuance of non-negotiable, unsecured subordinated promissory notes in the principal amount of $370,000 to both Mr. Reger and Mr. Gilbertson in lieu of paying cash bonuses earned in 2008.  The notes bear interest at a rate of twelve percent (12.0%) per annum and originally required monthly interest-only payments to Messrs. Reger and Gilbertson.  Any unpaid principal amount and all accrued but unpaid interest on the notes is due and payable in full in a single lump sum on February 1, 2010.  The notes are subordinate to any secured debt of the Company.

In connection with the CIT Facility completed February 27, 2009, Messrs. Reger and Gilbertson agreed to subordinate any and all payments under these promissory notes to the debts and payments under the CIT Facility.  We paid accrued interest of $3,406 to both Mr. Reger and Mr. Gilbertson prior to the closing of the CIT Facility, and may only make future payments on the notes on a semi-annual basis upon re-determination of our reserve calculations and provided we otherwise remain in compliance with the CIT Facility.  In consideration of their willingness to accept bonus compensation in the form of unsecured notes rather than cash, the Compensation Committee agreed to provide an additional bonus to Messrs. Reger and Gilbertson to pay tax obligations associated with year-end bonuses in consideration of their willingness to accept such bonuses in the form of unsecured notes rather than cash funds.  The Compensation Committee determined that such additional bonus was appropriate in light of the increased risk assumed by Messrs. Reger and Gilbertson in accepting unsecured notes from our company and the incremental benefit our company would receive by deferring the payment of such bonuses in cash and, instead, having the ability to utilize available cash for drilling and other activities.

2009 Equity Incentive Plan

On January 30, 2009, our board of directors approved the 2009 Equity Incentive Plan (the “Plan”), pending shareholder approval.  The Plan is designed to enable our company to attract, retain and motivate capable and loyal employees, non-employee directors, consultants and advisors.  The Plan is administered by our Compensation Committee.

A total of 3,000,000 shares of our common stock are reserved for issuance pursuant to awards granted under the Plan.  The maximum number of shares for which any person may be granted awards under the Plan is 500,000 shares annually.  The maximum number of shares for which awards may be granted under the Plan to all persons in any calendar year shall be limited to ten percent (10%) of the total outstanding shares of our common stock.  All outstanding options granted under the Plan immediately vest and become immediately exercisable in full and all grants of restricted stock issued under the Plan become immediately fully-vested and free of all forfeiture and transfer restrictions upon a “change in control” of the Company.

On February 23, 2009, our Compensation Committee approved the issuance of 45,000 fully vested shares of common stock to both Mr. Winter and Mr. Sankovitz in recognition of their prior services to the Company.  In addition, the Compensation Committee approved the issuance of 30,000 restricted shares of common stock to both Mr. Winter and Mr. Sankovitz vesting in two equal installments on January 1, 2010 and January 1, 2011 to serve as incentives for future services of Mr. Winter and Mr. Sankovitz.

Employment Contracts, Termination of Employment and Change-in-Control

In January 2008, we entered into employment agreements with Mr. Reger and Mr. Gilbertson covering their service as our Chief Executive Officer and Chief Financial Officer, respectively.  In November 2007 and March 2008, we entered into employment agreements with Chad D. Winter and James R. Sankovitz, respectively, as a condition to their employment with our company.  On January 30, 2009, our board of directors and Compensation Committee approved certain amendments to all employment agreements, which were effectuated through adopting amended and restated employment agreements.

General Employment Agreement Provisions

The current employment agreements entitle Messrs. Reger and Gilbertson to each receive an annual base salary as determined by our Compensation Committee, but which shall increase each year a minimum of four percent (4.0%) over the prior year’s annual salary.  Messrs. Winter and Sankovitz each receive an annual base salary of $155,000.  All officers are eligible to receive bonus compensation at the discretion of our Compensation Committee or board of directors based upon meeting or exceeding established performance objectives.  The employment agreements also contain provisions prohibiting our named executive officers from competing with our company or soliciting any employees of our company for a period of one year following termination of their employment in the event either officer terminates his employment with our company.

The current employment agreements have a three-year term commencing January 30, 2009, which term automatically renews for an additional three-year term each year unless otherwise terminated by either the company or the employee.  Notwithstanding the specified term, each employee’s employment with our company is entirely “at-will,” meaning that either the employee or our company may terminate such employment relationship at any time for any reason or for no reason at all, subject to the provisions of the then-applicable employment agreements.

Change-in-Control and Similar Provisions

The current employment agreements of each named executive officer contain change-in-control provisions entitling the employees to certain payments under specified circumstances.   A “change-in-control” is defined as any one or more of the following:

The consummation of a reorganization, merger, share exchange, consolidation or similar transaction, or the sale or disposition of all or substantially all of the assets of our company, unless, in any case, the persons beneficially owning the voting securities of our company immediately before that transaction beneficially own, directly or indirectly, immediately after the transaction, at least seventy-five percent (75%) of the voting securities of our company or any other corporation or other entity resulting from or surviving the transaction in substantially the same proportion as their respective ownership of the voting securities of our company immediately prior to the transaction;

Individuals who constitute the incumbent board of directors cease for any reason to constitute at least a majority of the board of directors; or

Our shareholders approve a complete liquidation or dissolution of our company.

Upon a change-in-control of our company, each employee’s employment agreement will immediately cease and our employees will be entitled to certain specified compensation.

In the event of a change-in-control, upon the earlier to occur of their death or six (6) months following the “change in control” we must pay Messrs. Reger and Gilbertson a lump sum payment equal to twice their then-applicable annual salary in lieu of any and all other benefits and compensation to which they otherwise would be entitled and must pay Messrs. Winter and Sankovitz a lump sum payment equal to their then-applicable annual salary in lieu of any and all other benefits and compensation to which they otherwise would be entitled.  Messrs. Reger, Gilbertson, Winter and Sankovitz also are entitled to the pre-payment of the remaining lease term of their company vehicle and use of such vehicle through the remaining lease term of such vehicle, along with a lump sum payment of the estimated insurance premiums for such vehicle through the remaining lease terms upon a change-in-control.

In addition to the cash payments referenced above, upon any change-in-control our company or its successor must pay and/or issue (as appropriate) to both Messrs. Winter and Sankovitz that amount of cash and/or that number of shares of our common stock or shares of capital stock or ownership interests of any other entity which they would have been entitled to receive in connection with the change-in-control had they owned an aggregate of 30,000 fully-paid and non-assessable shares of our common stock prior to the change-in-control.

Assuming a change-in-control had occurred as of December 31, 2008, and assuming then-applicable base salaries, Messrs. Reger and Gilbertson each would have been entitled to receive a lump sum cash payment of $370,000, Mr. Winter would have been entitled to receive a lump sum cash payment of $105,000 and Mr. Sankovitz would have been entitled to receive a lump sum cash payment of $120,000.  Assuming current base salaries, Messrs. Reger and Gilbertson each would have been entitled to receive a lump sum cash payment of $570,000 and Messrs. Winter and Sankovitz each would have been entitled to receive a lump sum cash payment of $310,000.  In addition, Messrs. Reger and Gilbertson each would have been entitled to payment of approximately $30,000 toward their vehicle lease and related insurance and Messrs. Winter and Sankovitz each would have been entitled to payment of approximately $40,000 toward their vehicle lease and related insurance.  At December 31, 2008, the value of stock or similar change-in-control compensation to be awarded to both Messrs. Winter and Sankovitz would have approximated $78,000.

Our Compensation Committee carefully reviewed and considered the foregoing change-in-control provisions before approving the current employment agreements of each of our named executive officers.  In addition, our Compensation Committee Chairperson—Lisa Meier—was involved in reviewing and negotiating draft employment agreements in advance of the full Committee review and approval.

Grants of Plan-Based Awards

The following table sets forth grants of equity-based awards during the year ended December 31, 2008.  No stock options were granted in 2008.

Name	Grant Date	Number of Shares of Common Stock	Grant Date Fair Value of Stock
Michael L. Reger		-0-	----
Ryan R. Gilbertson		-0-	----
Chad D. Winter		-0-	----
James R. Sankovitz	3/22/2008	20,000 (a)	$ 142,000
____________________
(a)	Consists of common stock issued to Mr. Sankovitz upon commencement of his employment with our company, which shares are subject to vesting in a single lump sum on January 2, 2009.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards to our named executive officers as of December 31, 2008.

Stock Awards
Name	Number of Shares That Had Not Vested	Market Value of Shares That Had Not Vested
Michael L. Reger	-0-	----
Ryan R. Gilbertson	-0-	----
Chad D. Winter	-0-	----
James R. Sankovitz	20,000 (a)	$ 52,000
____________________
(a)	Consists of common stock issued to Mr. Sankovitz upon commencement of his employment with our company, which shares were subject to vesting in a single lump sum on January 2, 2009.

Option Exercises

The following table sets forth stock options exercised by each named executive officers during the year ended December 31, 2008.

Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Michael L. Reger	-0-	----
Ryan R. Gilbertson	-0-	----
Chad D. Winter	60,000	$ 235,000
James R. Sankovitz	-0-	----

Defined Benefit Plans

We did not maintain any defined benefit plans as of December 31, 2008.

Non-Employee Director Compensation

Our directors receive no fees or cash compensation for their services.  Directors are, however, reimbursed for their actual out-of-pocket expenses associated with attending meetings and carrying out their obligations as directors.  On November 1, 2007, each of our outside directors received an option to purchase 100,000 shares of common stock pursuant to our Incentive Stock Option Plan.  The options were fully vested at the time of grant and are exercisable at $5.18 per share, which represents the fair market value of our common stock on the date of grant, calculated based on the average close/last trade price of our common stock reported for the five highest volume trading days during the 30-day trading period ending on the last trading day preceding the date of grant (rounded to the nearest penny).

COMPENSATION COMMITTEE REPORT

Compensation Committee Activities

The Compensation Committee of our board consists of three independent directors.  As the Compensation Committee, we authorize and evaluate programs and, where appropriate, establish relevant performance criteria to determine management compensation.  Our Compensation Committee Charter grants the Compensation Committee full authority to review and approve annual base salary and incentive compensation levels, employment agreements, and benefits of executive officers and other key executives.

In January 2008, we established formal performance objectives for the purpose of determining the extent and propriety of awarding bonuses to Michael L. Reger and Ryan R. Gilbertson as our Chief Executive Officer and Chief Financial Officer, respectively, pursuant to such officers’ employment agreements.  Such objectives were established following several discussions between our Committee Chairperson and executive management and after considering the various 2008 business goals (including, but not limited to, production and profitability objectives).

We intend to annually adopt performance criteria to measure the performance of our executive management and determine the appropriateness of awarding year-end cash bonuses based on performance company performance.  Though we did not work with executive compensation consultants to establish the current compensation philosophy, we may work with consultants in the future to establish long-term incentive programs.

Employment Agreements

All employees, including the officers named in the summary compensation table, have entered into written employment agreements with our company.  All such agreements provide that year-end cash bonuses are at the discretion of the Compensation Committee or board of directors, to be determined according to our company’s achievement of specified predetermined and mutually agreed upon performance objectives each year.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks.

Review of Compensation Discussion and Analysis

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis presented on the preceding pages.  Based on its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The name of each person who serves as a member of our Compensation Committee is set forth below.

Loren J. O’Toole                                         Robert Grabb                                Lisa Meier

AUDIT COMMITTEE REPORT

The Audit Committee of the board consists of three members who are neither officers nor employees of our company, and who meet American Stock Exchange independence requirements.  Information as to these persons, as well as their duties, is provided under the caption “Our board of directors and Committees.”  The Committee met five times during 2008, and reviewed a wide range of issues, including the objectivity of the financial reporting process and the adequacy of internal controls.  The Committee ratified the selection of Mantyla McReynolds LLC (“Mantyla McReynolds”) as our independent registered public accountants, and considered factors relating to their independence.  In addition, the Committee received reports and reviewed matters regarding ethical considerations and business conduct, and monitored compliance with laws and regulations.  Prior to filing our annual report on Form 10-K, the Committee also met with our management and internal auditors and reviewed the current audit activities, plans and results of selected internal audits.  The Committee also met privately with the internal auditors and with representatives of Mantyla McReynolds to encourage confidential discussions as to any accounting or auditing matters.

The Audit Committee has reviewed and discussed with management and representatives of Mantyla McReynolds the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  The Committee has also discussed with Mantyla McReynolds the matters required to be discussed by Statement on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU §380), and has received the written disclosure and letter from Mantyla McReynolds required by Independence Standards Board Standard No. 1 (“Independence Discussions with Audit Committees”) delineating all relationships they have with us and has discussed with them their independence.  Based on the review and discussions referred to above, the members of the Committee recommended to the board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2008, for filing with the SEC.  The Committee also determined that Mantyla McReynolds’s fees and services are consistent with the maintenance of their independence as our independent registered public accountants.

The name of each person who serves as a member of our Audit Committee is set forth below.

Loren J. O’Toole                                   Robert Grabb                          Lisa Meier

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 28, 2009, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 34,120,103 shares of common stock outstanding as of April 28, 2009.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after April 28, 2009 through the exercise of any option or other right.  The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has converted options into shares of our common stock.

Name(1)	Number of Shares	Percent of Common Stock(2)
Certain Beneficial Owners:
Palo Alto Investors LLC (3) 470 University Ave Palo Alto, CA 94301	1,930,700	5.66%
Gilder, Gagnon, Howe & Co. LLC (4) 1775 Broadway, 26th Floor New York, NY 10019	1,761,899	5.16%
Joseph A. Geraci, II (5) 80 South 8th Street, Suite 900 Minneapolis, MN 55402	1,741,300	5.10%
Directors and Executive Officers:
Michael L. Reger (6)	4,199,991	12.31%
Ryan R. Gilbertson (7)	1,909,413	5.60%
Robert Grabb (8)	180,000	*
Lisa Meier (8)	110,000	*
Loren J. O’Toole (8)	110,000	*
Carter Stewart (9)	109,875	*
Jack King (8)	100,000	*
James R. Sankovitz (10)	20,000	*
Chad D. Winter (10)	-0-
Directors and Officers as a Group (11)	6,339,279	19.52%
____________________________
*	Less than 1%.
1.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each member of management and each director is care of our company.

2.	Figures are rounded to the nearest tenth of a percent.
3.
As set forth on Schedule 13G filed with the SEC on April 28, 2009, the shares reported include shares held by investment limited partnerships and investment funds of which Palo Alto Investors LLC (“PAI") is the investment adviser and/or general partner.  Each of PAI, its parent holding company and control persons disclaim beneficial ownership of the shares reported except to the extent of that person's pecuniary interest therein

4.
As set forth on Amendment No. 1 to Schedule 13G filed with the SEC on February 17, 2009, the shares reported include 1,625,189 shares held in customer accounts over which partners and/or employees of Gilder, Gagnon, Howe & Co. LLC have discretionary authority to dispose of or direct the disposition of the shares, 122,385 shares held in accounts owned by the partners of Gilder, Gagnon, Howe & Co. LLC and their families, and 14,325 shares held in the account of the profit-sharing plan of Gilder, Gagnon, Howe & Co. LLC.

5.
Includes 1,687,400 shares held by entities controlled by Mr. Geraci for which he may be deemed the beneficial owner and 53,900 shares held by Mr. Geraci’s spouse.  Excludes 213,000 shares held by Lantern Advisers, LLC, because Mr. Geraci disclaims beneficial ownership of such shares.  All shares beneficially held by Mr. Geraci are subject to an Irrevocable Proxy appointing our Corporate Secretary as proxy to vote such shares of common stock on all matters considered by our shareholders.

6.	Includes 1,000 shares held by Mr. Reger’s spouse, which may be deemed to be beneficially owned by him.
7.	Includes 1,450,000 shares held by entities owned and/or controlled by Mr. Gilbertson, which may be deemed to be beneficially owned by him.
8.	Includes 100,000 shares issuable upon exercise of currently exercisable options granted pursuant to our Incentive Stock Option Plan.
9.	Includes 61,875 shares held by entities owned and/or controlled by Mr. Stewart, which may be deemed to be beneficially owned by him.
10.
Excludes 45,000 shares authorized for issuance pursuant to the Northern Oil and Gas, Inc. 2009 Equity Incentive Plan, which plan was adopted by our board of directors on January 30, 2009 and is subject to shareholder approval.

11.
Includes shares held indirectly held by Messrs. Reger, Gilbertson and Stewart as set forth in Notes 5, 6 and 8 above and an aggregate of 400,000 shares of common stock which directors presently have the right to acquire upon exercise of currently exercisable options granted pursuant to our Incentive Stock Option Plan.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008, we had authorized the issuance of up to 2,000,000 shares of common stock underlying options that may be granted, of which options for 1,660,000 shares of common stock had already been granted, and of those granted, 400,000 remain outstanding, pursuant to our 2006 Incentive Stock Option Plan.  The following table details the outstanding grants under that plan as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under plan
2006 Equity Incentive Stock Option Plan	400,000	$5.18	340,000

On January 30, 2009, our board of directors also adopted the 2009 Equity Incentive Plan, pursuant to which we may issue up to 3,000,000 shares of our common stock either upon exercise of stock options granted under such plan or through restricted stock awards under such plan, pending shareholder approval.  If the holders of outstanding options exercise those options or our Compensation Committee determines to grant restricted stock awards under our incentive plan, stockholders may experience dilution in the net tangible book value of our common stock.  Further, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As an oil and gas exploration company, our business strategy is to identify and exploit resources in and adjacent to existing or indicated producing areas that can be quickly developed and put in production at low cost.  We are focused on low overhead and, thus, have relied upon various relationships with third-parties that assist us in identifying and acquiring property in the most exciting new plays in a nimble and efficient fashion.  As a consequence, we have entered into, and may in the future enter into, certain transactions and arrangements with parties that have a direct or indirect relationship with one or more members of our management or Board of Directors.

A majority of the members of our board of directors have qualified as “independent” as defined in Section 803(a)(2) of the American Stock Exchange listed company guide since September 2007, and our board of directors has approved any and all transactions involving any material obligation by our company to any party.  See Directors—Independence and Committees in Item 10 of Part III of this report for a complete discussion regarding our Audit Committee and the independence of our directors.  Our Audit Committee Charter, as amended March 18, 2008, and the American Stock Exchange listed company guide require that Audit Committee review and approve all material transactions between our company and its directors, officers and 5% or greater shareholders, as well as all material transactions between our company and any relative or affiliate of any of the foregoing.  We anticipate that our Audit Committee will review and approve or ratify future transactions involving any executive officer, director, 5% or greater shareholder or any relative or affiliate of any of the foregoing.

In September 2007, we commenced a continuous lease program with South Fork Exploration, LLC (“SFE”), a Montana limited liability Company owned and managed by J.R. Reger, brother of our Chief Executive Officer and Chairman—Michael Reger.  Under the terms of the program, we paid SFE an aggregate of $815,100 in 2008. J.R. Reger is also a shareholder of our company.

On January 30, 2009, our Compensation Committee and Audit Committee approved the issuance of non-negotiable, unsecured subordinated promissory notes in the principal amount of $370,000 to both Mr. Reger and Mr. Gilbertson in lieu of paying cash bonuses earned in 2008.  For a complete discussion of the transaction, see Issuance of Promissory Notes in Lieu of 2008 Cash Bonus in Item 11 of this Part III.
Except as disclosed above, we had no transactions during 2008, and none are currently proposed, in which we were a participant and in which any related person had a direct or indirect material interest.

Item 14.  Principal Accountant Fees and Services

The Audit Committee previously selected the firm of Mantyla McReynolds LLC (“Mantyla McReynolds”) as independent registered public accountants to audit our financial statements for fiscal year 2008, and our shareholders ratified that selection at our 2008 Annual Meeting.  Mantyla McReynolds continues to serve as our independent registered public accountants and has been engaged to audit our financial statements for fiscal year 2009.

Registered Public Accountant Fees

Mantyla McReynolds served as our independent auditor for the two most recently completed years.  Aggregate fees for professional services rendered by Mantyla McReynolds for the years ended December 31, 2008 and December 31, 2007 were as follows:

	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2008
Audit Fees	$ 38,389	$140,142
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees (a)	0	0
Total	0	$3,007
	$ 38,389	$ 143,149

___________________
(a)	All other fees in 2008 consisted of fees for contract reviews and the potential accounting impact.

Audit fees were for professional services rendered for the audits of the financial statements, reviews of income tax provisions, audits of statutory financial statements, consents and the review of documents we filed with the SEC.  The percentage of hours spent by Mantyla McReynolds on these services that were attributable to work performed by persons not employed by Mantyla McReynolds on a full-time permanent basis did not exceed 50 percent.

The Audit Committee of the board of directors has determined that the provision of services covered by the foregoing fees is compatible with maintaining the principal accountant’s independence.  See Audit Committee Report.

Pre-Approval Policies and Procedures of Audit Committee

Our Audit Committee has adopted pre-approval policies and procedures to ensure the continued independence of our auditor.  As a general rule, we will only engage our auditors for non-audit-related work if those services enhance and support the attest function of the audit or are an extension to the audit or audit-related services.

Our Audit Committee annual evaluates our auditors’ independence, professional capability and fees based on a variety of factors.  The Committee annually obtains from the auditor a formal written statement delineating all relationships between the auditor and our company, consistent with Independence Standards Board Standard 1, and engages in a dialogue with the auditor with respect to any disclosed relationships or services that may impact the objectivity and independence of the auditor.

The Audit Committee takes appropriate action to oversee the independence of the auditor, which includes review and approval of the auditors’ annual audit plan and audit scope including a description of key functions and/or locations to be audited, a general description of each of the non-audit services provided or to be provided, and an estimate of audit and non-audit fees and costs for the year and actual versus estimated for the preceding year.  The Committee ascertains whether resources are reasonably allocated as to risk and exposure, and makes any recommendations that might be required to more appropriately allocate the auditors’ efforts.

The Audit Committee appraises the efficiency and effectiveness of the audit efforts and of financial accounting and reporting systems through scheduled meetings with the auditors and ensures that management places no restrictions on the scope of audits or examinations.  The lead audit partner will review with the Committee the services the auditor expects to provide and the related fees, as appropriate.  In addition, management will provide the Committee with a periodic updates of any non-audit services that the auditor has been asked to provide or may be asked to provide in the future.

The Committee pre-approved all of the services we received from Mantyla McReynolds during 2008.

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

NORTHERN OIL AND GAS, INC.

Date:	April 30, 2009	By:	/s/ Michael Reger
Michael Reger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Michael L. Reger	Chief Executive Officer, Director and Secretary	April 30, 2009
Michael L. Reger

/s/ Ryan R. Gilbertson	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Director	April 30, 2009
Ryan R. Gilbertson

/s/ Loren J. O’Toole	Director	April 30, 2009
Loren J. O’Toole

/s/ Carter Stewart	Director	April 30, 2009
Carter Stewart

/s/ Jack King	Director	April 30, 2009
Jack King

/s/ Robert Grabb	Director	April 30, 2009
Robert Grabb

/s/ Lisa Meier	Director	April 30, 2009
Lisa Meier

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith