Form 10-Q
period 2009-03-31
NORTHERN OIL & GAS, INC.
filed 2009-05-11
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
(Registrant’s Telephone Number)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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
Yes ☐ No ☒

As of May 8, 2009, there were 34,120,103 shares of our common stock, par value $0.001, outstanding.

NORTHERN OIL AND GAS, INC.
FORM 10-Q

March 31, 2009

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

ASSETS
	March 31,	December 31,
	2009	2008
	(UNAUDITED)
CURRENT ASSETS
Cash and Cash Equivalents	$640,104	$780,716
Trade Receivables	1,752,399	2,028,941
Other Receivables	935,884	874,453
Prepaid Drilling Costs	245,283	4,549
Prepaid Expenses	122,273	71,554
Deferred Tax Asset	1,975,000	1,433,000
Total Current Assets	5,670,943	5,193,213

PROPERTY AND EQUIPMENT, AT COST
Oil and Natural Gas Properties, Full Cost Method (including unevaluated costs of
$39,482,967 at 3/31/09 and $42,621,297 at 12/31/2008)	58,041,025	55,680,567
Other Property and Equipment	412,927	408,400
Total Property and Equipment	58,453,952	56,088,967
Less - Accumulated Depreciation and Depletion	1,260,343	856,010
Total Property and Equipment, Net	57,193,609	55,232,957

LONG - TERM INVESTMENTS	2,561,624	2,416,369

DEBT ISSUANCE COSTS	1,629,768	-

DEFERRED TAX ASSET	33,000	33,000

Total Assets	$67,088,944	$62,875,539

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,977,145	$1,934,810
Line of Credit	1,642,057	1,650,720
Accrued Expenses	327,768	1,270,075
Accrued Drilling Costs	3,840,271	8,419,729
Subordinated Notes	500,000	-
Derivative Liability	292,015	-
Other Liabilities	18,573	135,731
Total Current Liabilities	10,597,829	13,411,065

LONG-TERM LIABILITIES
Revolving Line of Credit	6,000,000	-
Derivative Liability	706,708	-
Other Noncurrent Liabilities	136,208	-
Total Long-Term Liabilities	6,842,916	-

Total Liabilities	17,440,745	13,411,065

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001; 100,000,000 Authorized, 34,392,103
Outstanding (2008 – 34,120,103 Shares Outstanding)	34,393	34,121
Additional Paid-In Capital	52,700,022	51,692,776
Accumulated Deficit	(2,328,974)	(2,021,649)
Accumulated Other Comprehensive Income (Loss)	(757,242)	(240,774)
Total Stockholders' Equity	49,648,199	49,464,474

Total Liabilities and Stockholders' Equity	$67,088,944	$62,875,539

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended
	March, 31
	2009	2008
REVENUES
Oil and Gas Sales	$640,734	$285,729
Gain on Derivatives	17,534	1,300
	658,268	287,029

OPERATING EXPENSES
Production Expenses	94,389	1,398
Severance Taxes	58,315	12,094
General and Administrative Expense	568,635	507,883
Depletion of Oil and Gas Properties	381,654	40,636
Depreciation and Amortization	22,679	8,564
Accretion of Discount on Asset Retirement Obligations	1,394	-
Total Expenses	1,127,066	570,575

LOSS FROM OPERATIONS	(468,798)	(283,546)

OTHER INCOME (EXPENSE)	(43,527)	96,269

LOSS BEFORE INCOME TAXES	(512,325)	(187,277)

INCOME TAX PROVISION (BENEFIT)	(205,000)	-

NET LOSS	$(307,325)	$(187,277)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding – Basic	34,223,925	28,849,731

Weighted Average Shares Outstanding - Diluted	34,223,925	28,849,731

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(307,325)	$(187,277)
Adjustments to Reconcile Net Loss to Net Cash Used for Operating Activities:
Depletion of Oil and Gas Properties	381,654	40,636
Depreciation and Amortization	62,910	8,564
Accretion of Discount on Asset Retirement Obligations	1,394	-
Income Tax Benefit	(205,000)	-
Issuance of Stock for Consulting Fees	-	49,875
Issuance of Stock for Compensation	127,090	-
Market Value adjustment of Derivative Instruments	-	(1,300)
Amortization of Deferred Rent	(4,643)	-
Share - Based Compensation Expense	49,885	-
Changes in Working Capital and Other Items:
Decrease (Increase) in Trade Receivables	276,542	(220,015)
Increase in Other Receivables	(61,431)	-
Increase in Prepaid Expenses	(50,719)	(88,653)
Increase in Accounts Payable	2,042,335	368,442
Decrease in Accrued Expenses	(942,307)	(95,818)
Net Cash Provided By (Used For) Operating Activities	1,370,385	(125,546)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Office Equipment and Furniture	(4,527)	(202,234)
Decrease (Increase) in Prepaid Drilling Costs	(240,734)	364,290
Decrease on Accrued Drilling Costs	(4,579,458)	-
Increase in Short-term Investment, net	-	(3,800,524)
Increase in Oil and Gas Properties	(2,203,969)	(6,118,134)
Net Cash Used For Investing Activities	(7,028,688)	(9,756,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Checks Issued, not Cashed	-	177,741
Increase in Margin Loan	-	1,519,487
Payments on Line of Credit	(8,663)	-
Advances on Revolving Credit Facility	6,000,000	-
Cash Paid for Listing Fee	-	(65,000)
Increase in Subordinated Notes, net	500,000	-
Debt Issuance Costs Paid	(973,646)	-
Proceeds from Exercise of Stock Options	-	105,000
Net Cash Provided by Financing Activities	5,517,691	1,737,228

NET DECREASE IN CASH AND CASH EQUIVALENTS	(140,612)	(8,144,920)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	780,716	10,112,660

CASH AND CASH EQUIVALENTS – END OF PERIOD	$640,104	$1,967,740

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$14,048.00	$-
Cash Paid During the Period for Income Taxes	$-	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$-	$1,047,048
Payment of Consulting Fees through Issuance of Common Stock	$-	$49,875
Payment of Compensation through Issuance of Common Stock	$261,280	$-
Capitalized Asset Retirement Obligations	$22,299	$-
Fair Value of Warrants Issued for Debt Issuance Costs	$221,153	$-
Payment of Debt Issuance Costs through Issuance of Common Stock	$475,200	$-

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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

The Company will continue to focus on projects in the oil and gas industry primarily based in the Rocky Mountains and specifically the Williston Basin Bakken Shale formation. The Company has begun to develop its substantial leasehold in the Bakken play and will continue to do so as well as target additional opportunities in emerging plays utilizing its first mover leasing advantage.  We participate on a heads up basis in the drilling of wells on our leasehold.  We own working interest in wells, and do not lease land to operators.  To this point we have participated only in wells operated by others but have a substantial inventory of high working interest locations that we will likely drill in 2009 and beyond.  We believe the advantage gained by participating as a non-operating partner in the 53 gross oil wells completed in 2008 and the first quarter 2009 has given us valuable data on completions and will help to control well costs and enhance results as we begin to develop our high working interest sections in mid-2009.

The Company participates on a heads up basis proportionate to its working interest in a declared drilling unit.  Although to this point we have participated with minority interests ranging from 1% to 42%, we expect to participate in the drilling of incrementally higher working interest drilling units, eventually operating our substantial inventory of high working interest drilling units with a range of 40% to 100% ownership.  We control approximately 70,000 net acres in the growing North Dakota Bakken Play.  This exposes us to 110 net wells based on 640 acre spacing units.  To be more specific, if we drill a well and participate with a 25% working interest, this counts towards this total as a quarter of one well.  Down spacing in the field will potentially expose us to significantly more wells as development continues on “held by production” acreage. Further, the productivity of the Three Forks/Sanish and secondary recovery expose us to substantially more potential reserves.

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

NOTE 2                 SIGNIFICANT ACCOUNTING PRACTICES

The financial information included herein is unaudited, except the balance sheet as of December 31, 2008, which has been derived from our audited financial statements as of December 31, 2008.  However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission.  The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Cash, Cash Equivalents, and Long-Term Investments

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.  Cash equivalents consist primarily of interest-bearing bank accounts and money market funds.  Our cash positions represent assets held in checking and money market accounts.  These assets are generally available to us on a daily or weekly basis and are highly liquid in nature.  Due to the balances being greater than $250,000, we do not have FDIC coverage on the entire amount of bank deposits.  The Company believes this risk is minimal.  In addition, we are subject to SIPC protection on a vast majority of our financial assets.

Other Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to five years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  We have not recognized any impairment losses on non oil and gas long-lived assets.  Depreciation expense was $22,679 for the three months ended March 31, 2009.

Debt Issuance Costs

In February 2009, the Company entered into a revolving credit facility with CIT Capital USA, Inc. (CIT) (see Note 8).  The Company incurred costs related to this facility that were capitalized on the Balance Sheet as Debt Issuance Costs.  Included in the Debt Issuance Costs are direct costs paid to third parties for broker fees and legal fees, 180,000 shares of restricted common stock paid as additional compensation for broker fees, and the fair value of 300,000 warrants issued to CIT.  The fair value of the warrants was calculated using the Black-Sholes valuation model based on factors present at the time of closing.  CIT can exercise these warrants at any time until the warrants expire in February 2012.  The exercise price of the warrants is $5.00 per warrant.  The total amount capitalized for Debt Issuance Costs is $1,670,000.  The capitalized costs will be amortized for three years over the term of the facility using the effective interest method.  The amortization for the three months ended March 31, 2009 was $40,231.

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

Revenue Recognition and Gas Balancing

We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of March 31, 2009 and December 31, 2008, our gas production was in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest equaled our entitled interest in gas production from those wells.

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

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods, or Services.”

Net Income (Loss) Per Common Share

Net Income (Loss) per common share is based on the Net Income (Loss) divided by weighted average number of common shares outstanding.

Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the three months ended March 31, 2009 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

As of March 31, 2009 there were 400,000 potentially dilutive shares from stock options that became exercisable in 2007.

In addition, as of March 31, 2009, there were 300,000 warrants that were issued in conjunction with the February 2009 revolving credit facility with CIT Capital USA, Inc. that remained outstanding and exercisable.  These warrants are presently exercisable and represent potentially dilutive shares.  Each of these warrants has an exercise price of $5.00.

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  The Company capitalized $278,352 of internal costs for the three months ended March 31, 2009.

As of March 31, 2009 we controlled approximately 22,000 net acres of leaseholds in Sheridan County, Montana with primary targets including the Red River and Mission Canyon. We controlled approximately 70,000 net acres in North Dakota, primarily in Mountrail County, targeting the Bakken Shale and approximately 10,000 net acres in Yates County, New York that is prospective for Marcellus Shale and Trenton-Black River natural gas production.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the year ended December 31, 2008 the Company sold acreage for $468,609.  The proceeds for these sales were applied to reduce the capitalized costs of oil and gas properties. There were no property sales for the three months ended March 31, 2009.

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

Derivative Instruments and Price Risk Management

The Company uses derivative instruments from time to time to manage market risks resulting from fluctuations in the prices of oil and natural gas.  The Company may periodically enter into derivative contracts, including price swaps, caps and floors, which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of oil or natural gas without the exchange of underlying volumes.  The notional amounts of these financial instruments would be based on expected production from existing wells.  The Company has, and continues to use exchange traded futures contracts and option contracts to hedge the delivery price of oil at a future date.

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

At the inception of a derivative contract or upon identification of hedged production to which a derivative contract applies, the Company may designate the derivative as a cash flow hedge.  For all derivatives designated as cash flow hedges, the Company formally documents the relationship between the derivative contract and the hedged items, as well as the risk management objective for entering into the derivative contract.  To be designated as a cash flow hedge transaction, the relationship between the derivative and the hedged items must be highly effective in achieving the offset of changes in cash flows attributable to the risk both at the inception of the derivative and on an ongoing basis.  The Company measures hedge effectiveness on a quarterly basis and hedge accounting is discontinued prospectively if it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item.  Gains and losses deferred in accumulated other comprehensive income related to cash flow hedge derivatives that become ineffective remain unchanged until the related production is delivered.  If the Company determines that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the derivative are recognized in earnings immediately.  See Note 13 for a description of the derivative contracts which the Company executed during 2009.

Impairment

SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting (which we use) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities."  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Pursuant to the transition provisions of the Statement, the Company adopted SFAS No. 161 on January 1, 2009.  The required disclosures are presented in Note 13 on a prospective basis. This Statement does not impact the financial results as it is disclosure-only in nature.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its quarter ending June 30, 2009.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delayed the effective date of SFAS No. 157 “Fair Value Measurements” from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the Financial Statements. See Note 11 for SFAS No. 157 disclosures.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed".  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, "Fair Value Measurements."  SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of SFAS 157-e during second quarter 2009, but does not believe this guidance will have a significant impact on the Company's financial position, cash flows, or disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Financial Statements.

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

The following is a summary of our long-term investments as of March 31, 2009:
	Cost at March 31, 2009	Unrealized (Loss)	Fair Market Value at March 31, 2009
Auction Rate Municipal Bonds	$2,550,000	$(247,786)	$2,302,214
Auction Rate Preferred Stock	275,143	(15,733)	259,410
Total Long-Term Investments	$2,825,143	$(263,519)	$2,561,624

For the three months ended March 31, 2009 there were no realized gains or losses recognized on the sale of investments.  In November 2008 we received, in a settlement from UBS AG (“UBS”), rights which allow us to put back the auction rate securities at par value to UBS.  We expect to liquidate these investments at par no later than June 2010, in the meantime they continue to pay interest at various rates.  We also have the ability to borrow up to 75% of the loan-to-market value of eligible auction rate securities on a no-net cost basis.  As of March 31, 2009, we have borrowed $1,642,057 under the agreement, with an additional $476,693 of borrowings available under the agreement.

The Company reviews these investments on a quarterly basis to determine if it is probable that the Company will realize some portion of the unrealized loss in accordance with SFAS No. 115, and FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and to determine the classification of the impairment as temporary or other-than-temporary.   In determining if the difference between cost and estimated fair value of the auction rate securities was deemed either temporary or other-than-temporary impairment, the Company evaluated each type of long-term investment using a set of criteria including decline in value, duration of the decline, period until anticipated recovery, nature of investment, probability of recovery, financial condition and near-term prospects of the issuer, the Company’s intent and ability to retain the investment, attributes of the decline in value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities. The Company determined the decline in the fair values in all of the investments in the auction rate securities were temporary as of March 31, 2009, primarily based on estimated cash flows of the investments, the settlement agreement entered into with UBS, and the Company’s ability and intent to hold such investments until settlement.

NOTE 4                 PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009, consisted of the following:
March 31, 2009
Oil and Gas Properties, Full Cost Method
Unevaluated Costs, Not Subject to Amortization or Ceiling Test	$39,482,967
Evaluated Costs	18,558,058
58,041,025
Office Equipment, Furniture, Leasehold Improvements and Software	412,927
58,453,952
Less: Accumulated Depreciation, Depletion, and Amortization
Property and Equipment	1,260,343
Total	$57,193,609

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Three Month Period Ended March 31,
	2009	2008
Depletion of Costs for Evaluated Oil and Gas Properties	$381,654	40,636
Depreciation of Office Equipment, Furniture, and Software	22,679	8,564
Total Depreciation, Depletion, and Amortization Expense	$404,333	$49,200

NOTE 5                 PREFERRED AND COMMON STOCK

The Company has neither authorized nor issued any shares of preferred stock.

No stock of the Company was issued in the three months ended March 31, 2009.

Restricted Stock Awards

In March 2008, the Company issued 20,000 shares of restricted common stock to employee James Sankovitz pursuant to a written employment agreement.  The issuance of restricted stock is intended to retain and motivate the employee.  The fair value of the award was $140,500 or $7.03 per share, the average market value of a share of Common Stock on the date the stock was issued. The fair value was expensed over the one-year term of the award.  The Company expensed $35,125 related to this award in the three months ended March 31, 2009.  The shares are fully vested at March 31, 2009.  Vesting of the shares was contingent on the employee maintaining employment with the Company and other restrictions included in the employment agreement.

In February 2009, the Company granted 60,000 shares of restricted common stock to employees James Sankovitz and Chad Winter pursuant to written agreements.  The grants of restricted stock are intended to retain and motivate the employees.  The fair value of the awards was $170,400 or $2.84 per share, the market value of a share of common stock on the date the stock was granted.  30,000 of the shares become fully vested on January 1, 2010 and 30,000 of the shares become fully vested on January 1, 2011.  The fair value will be expensed evenly over the term of the award.  The Company expensed $14,760 related to those awards in the three months ended March 31, 2009.  Vesting of the awards is contingent on the employees maintaining employment with the Company and other restrictions in the agreement.

Obligations to Issue Stock

In February 2009, the Company agreed to issue 92,000 shares of Common Stock to three employees of the company.  The employees are fully vested in the shares on the date of the grant.  The fair value of the stock to be issued was $261,280 or $2.84 per share, the market value of a share of common stock on the date the stock was obligated to be issued.  The entire amount of this stock award was expensed in the three months ended March 31, 2009.  The shares will be issued as soon as possible following receipt of approval by the Company's shareholders and approval of the shares for listing on the American Stock Exchange.

On February 27, 2009, the Company closed on a revolving credit facility with CIT Capital USA, Inc. (CIT).  As part of this credit facility agreement the Company entered into an engagement with Cynergy Advisors, LLC (Cynergy).  As part of the compensation for the work performed on obtaining the financing, Cynergy is due 180,000 shares of restricted Common Stock of the Company.  The fair value of the restricted stock to be issued is $475,200 or $2.64 per share, the market value of a share of Common Stock on the date the financing closed.  The fair value of this stock was capitalized as Debt Issuance Costs and will be amortized for three years over the term of the financing.  The shares will be issued as soon as possible.

NOTE 6                 RELATED PARTY TRANSACTIONS

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

NOTE 7                 STOCK OPTIONS/STOCK BASED COMPENSATION

On November 1, 2007 the Board of Directors granted 560,000 of options under the 2006 Stock Option Plan.  The Company granted 500,000 options, in aggregate, to members of the board and 60,000 options to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  160,000 options granted in 2007 have been exercised as of March 31, 2009.

The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R), “Share Based Payment.”  This statement requires us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options will be recognized as compensation over the vesting period.  The Company received no cash consideration for these option grants.  There have been no stock options granted in 2008 or 2009 under the 2006 Stock Option Plan, and all exercises of options during 2008 related to prior period grants.

Currently Outstanding Options

	No options were exercised in the three months ended March 31, 2009.
	No options were forfeited or granted during the three months ended March 31, 2009.
	400,000 options are exercisable and outstanding as of March 31, 2009.

There is no further compensation expense that will be recognized in future years, relating to all options that have been granted as of March 31, 2009, since the entire fair value compensation has been recognized.

NOTE 8  REVOLVING CREDIT FACILITY

In February 2009, the Company completed the closing of a revolving credit facility with CIT Capital USA Inc. (“CIT”) that will provide up to a maximum principal amount of $25 million of working capital for exploration and production operations (the “Facility”).  The borrowing base of funds available under the Facility will be redetermined semi-annually based upon the net present value, discounted at 10% per annum, of the future net revenues expected to accrue from its interests in proved reserves estimated to be produced from its oil and gas properties.  $11 million of financing is initially available under the Facility.  An additional $14 million of financing could become available upon subsequent borrowing base redeterminations based on the deployment of funds from the Facility.  The Facility terminates on February 27, 2012, with all outstanding borrowings due at that time.   The Company had borrowed $6 million under the facility at March 31, 2009.

The Company has the option to designate the reference rate of interest for each specific borrowing under the Facility as amounts are advanced.  Borrowings based upon the London interbank offering rate (LIBOR) will be outstanding for a period of one, three or six months (as designated by us) and bear interest at a rate equal to 5.50% over the one-month, three-month or six-month LIBOR rate to be no less than 2.50%.  Any borrowings not designated as being based upon LIBOR will have no specified term and generally will bear interest at a rate equal to 4.50% over the greater of (a) the current three-month LIBOR rate plus 1.0% or (b) the current prime rate as published by JP Morgan Chase Bank, N.A.  The Company has the option to designate either pricing mechanism.  Payments are due under the Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified loan period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Facility. At March 31, 2009 the weighted average interest rate on the outstanding borrowings was approximately 6.2%.

The applicable interest rate increases under the Facility and the lenders may accelerate payments under the Facility, or call all obligations due under certain circumstances, upon an event of default.  The Facility references various events constituting a default on the Facility, including, but not limited to, failure to pay interest on any loan under the Facility, any material violation of any representation or warranty under the Credit Agreement in connection with the Facility, failure to observe or perform certain covenants, conditions or agreements under the Facility, a change in control of the Company, default under any other material indebtedness the Company might have, bankruptcy and similar proceedings and failure to pay disbursements from lines of credit issued under the Facility.  The Company was not in default on the Facility as of March 31, 2009, and is not expected to be in default in the future.

The Facility required that the Company enter into swap agreements with Macquarie Bank Limited (“Macquarie”) for each month of the thirty-six (36) month period following the date on which each such swap agreement is executed, the notional volumes for which (when aggregated with other commodity swap agreements and additional fixed-price physical off-take contracts then in effect other than basis differential swaps on volumes already hedged pursuant to other swap agreements), as of the date such swap agreement is executed, is not less than 50% of, nor exceeds 80% of, the reasonably anticipated projected production from the Company’s proved developed producing reserves.  The hedged production is estimated to be equal to approximately 20% of 2009 total production and less than 10% of production volumes in 2010-12.  See Note 13 for additional disclosure concerning these swap agreements.

All of the Company’s obligations under the Facility and the swap agreements with Macquarie are secured by a first priority security interest in any and all assets of the Company pursuant to the terms of a Guaranty and Collateral Agreement and perfected by a mortgage, notice of pledge and security and similar documents.

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

The following table summarizes the company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three months ended March 31, 2009.

Beginning Asset Retirement Obligation	$61,437
Liabilities Incurred for New Wells Placed in Production	22,299
Accretion of Discount on Asset Retirement Obligations	1,394
Ending Asset Retirement Obligation	$85,131

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

The income tax expense (benefit) for the three months ended March 31, 2009 and 2008 consists of the following:

	Three Months Ended March 31,
	2009	2008
Current Income Taxes	$-	$-
Deferred Income Taxes
Federal	(175,000)	-
State	(30,000)	-
Total Benefit	$(205,000)	$-

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

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three months ended March 31, 2009, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at March 31, 2009 relating to unrecognized benefits.

The tax years 2008, 2007 and 2006 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

NOTE 11                      FAIR VALUE

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of March 31, 2009.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Derivative Liabilities	$-	$(292,015)	$-
Non-Current Derivative Liabilities	-	(706,708)	-
Long-Term Investments (See Note 3)	-	-	2,561,624
Total	$-	$(998,723)	$2,561,624

Level 2 liabilities consist of derivative liabilities (see Note 13).  Under SFAS 157, the fair value of the Company's derivative financial instruments is determined based on the counterparties' valuation models that utilize market corroborated inputs.  The fair value of all derivative contracts is reflected on the balance sheet.  The current liability amounts represent the fair values expected to be included in the results of operations for the subsequent year.

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

In February 2008, auctions began to fail for these securities and each auction since then has failed.  Consequently, the investments are not currently liquid.  In the event the Company needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature.  In October 2008, the Company received an offer (the “Offer”) from UBS AG (“UBS”), one of its investment providers, to sell at par value auction-rate securities originally purchased from UBS ($2,825,143) at anytime during a two-year period beginning June 30, 2010.  The Offer was non-transferable and expired on November 14, 2008. On October 28, 2008 the Company elected to participate in the Offer.   Based on this, along with the underlying maturities of the securities, a portion of which is greater than 30 years, the Company has classified auction rate securities as long-term assets on our balance sheet.  In addition to the Offer, UBS is providing no net cost loans up to 75% of the loan-to-market value of eligible auction rate securities until June 30, 2010.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process.  While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  At March 31, 2009, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS investments.  The investment advisors utilized a discounted cash flow approach to arrive at this valuation. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of March 31, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  Based on this Level 3 valuation, the Company valued the ARS investments at $2,561,624, which represents a decline in value of $263,519 from par.

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

Based on the CIT financing, the expected positive operating cash flows, and the Company’s ability to obtain no net cost loans up to 75% of the loan-to-market value, as determined by UBS, on eligible auction rate securities, the Company does not anticipate the current inability to liquidate the auction rate securities to adversely affect the Company’s ability to conduct its business.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) Level 3 Financial Assets
Balance at January 1, 2009	$2,416,369
Unrealized Gain Included in Other Comprehensive Income (Loss)	145,255
Balance at March 31, 2009	2,561,624

NOTE 12                      FINANCIAL INSTRUMENTS

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the line of credit. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and the line of credit approximate fair value because of their immediate or short-term maturities.

The Company’s accounts receivable relate to oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  The Company’s accounts receivable at March 31, 2009 and December 31, 2008 do not represent significant credit risks as they are dispersed across many counterparties.

NOTE 13                      DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes commodity swap contracts to (i) reduce the effects of volatility in price changes on the oil commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow.

Crude Oil Derivative Contracts Cash-flow Hedges

The Company's cash-flow hedges consisted of crude oil futures contracts.  As of March 31, 2009 the Company hedged 112,500 barrels of production thru February 2012 at approximately $51.25 per barrel of oil.  The contracts were used to establish floor prices on anticipated future oil production. There were no net premiums received or paid when the Company entered into these contracts.  At settlement any realized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the statement of operations.

NOTE 14                      COMPREHENSIVE INCOME

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income.  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to stockholders of the Company.

For the periods indicated, comprehensive income (loss) consisted of the following:

	Three Month Period Ended March 31,
	2009	2008
Net Income (Loss)	$(307,325)	$(187,277)
Unrealized Gains on Marketable Securities (net of tax of $63,000)	82,255	-
Unrealized Loss on Derivative Liabilities (net of tax of $400,000)	(598,723)	-
Comprehensive Income (Loss) Net	$(823,793)	$(187,277)

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following updates information as to our financial condition and plan of operation provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The following also analyzes our results of operations for three month periods ended March 31, 2009 and March 31, 2008.

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

During the quarter ended March 31, 2009, we continued the development of our oil and gas properties primarily in the Williston Basin Bakken play.  We drilled and completed17 gross wells (approximately 0.98 net wells) during the quarter with total capital expenditures of approximately $5,096,000.

Production History

The following table presents information about our produced oil and gas volumes during the three months ended March 31, 2008 compared to the three months ended March 31, 2009.  As of March 31, 2009, we were selling oil and natural gas from a total of 53 gross wells (approximately 3.15 net wells), compared to 4 gross wells (approximately 0.27 net wells) at March 31, 2008.  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

Three Months Ended March 31,
	2009	2008
Net Production:
Oil (Bbl)	27,560	3,143
Natural Gas (Mcf)	2,043	4
Barrel of Oil Equivalent (Boe)	27,901	3,144

Average Sales Prices:
Oil (per Bbl)	$ 37.52	$ 90.89
Effect of oil hedges on average price (per Bbl)	$ 0.64	$ 0.41
Oil net of hedging (per Bbl)	$ 38.16	$ 91.30
Natural Gas (per Mcf)	$ 5.94	$ 9.25
Effect of natural gas hedges on average price (per Mcf)	--	--
Natural gas net of hedging (per Mcf)	$ 5.94	$ 9.25

Average Production Costs:
Oil (per Bbl)	$ 3.42	$ 0.44
Natural Gas (per Mcf)	$ 0.31	$ 0.50
Barrel of Oil Equivalent (Boe)	$ 3.41	$ 0.44

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2009.

	Three Months Ended March 31,
	2009	2008

Depletion of oil and natural gas properties	$381,654	$40,636

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at March 31, 2008 and March 31, 2009.  A net well represents our percentage ownership of a gross well. No wells have been permitted or drilled on any of our Yates County, New York acreage.  The following table does not include wells in which our interest is limited to royalty and overriding royalty interests.  The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.

	March 31,
	2009		2008
	Gross	Net	Gross	Net
North Dakota	50	2.42	3.17
Montana	3.73		1.10
Total:	53	3.15	4.27

Results of Operations for the periods ended March 31, 2008 and March 31, 2009.

Our first well commenced drilling in the fourth quarter of 2007, and we did not realize revenue from that well until the first quarter of 2008.  During 2008 we significantly increased our drilling activities, generated income and achieved net earnings in the third and fourth quarters of 2008 and for the 2008 fiscal year as a whole.  To-date, we have developed less than four percent (4.0%) of our total drillable acreage inventory and we expect to continue to add substantial volumes of production on a quarter-over-quarter basis going forward into the foreseeable future.

As of March 31, 2009, we had established production from 53 total wells in which we hold working interests, only four of which had established production as of March 31, 2008.  Our production at March 31, 2009 approximated 792 barrels of oil per day, however several wells operated by others were producing on tight chokes due to commodity prices.  This compares to approximately 50 barrels of oil per day as of March 31, 2008.

During the first quarter we experienced lower than expected production due to several high rate wells being placed on tight chokes.  As of May 8, 2009 we have seen some of these wells return to normal production levels and expect to see additional increases in production due to rising commodity prices and differentials returning to historical levels.

We drilled with a 100% success rate in the quarter ended March 31, 2009.  We have 50 Bakken or Three Forks wells completed and 3 successful Red River discoveries at March 31, 2009.  As of March 31, 2009, we expect to participate in the drilling of approximately 60-70 gross oil wells (six to seven net) in 2009.

Total expenses for the three-month period ended March 31, 2008, were $570,575 and for the three-month period ended March 31, 2009, were $1,127,066.  We had a net loss of $187,277 for the three-month period ended March 31, 2008, and a net loss of $307,325 (representing approximately $0.01 per share) for the three-month period ended March 31, 2009.

Operation Plan

During the quarter ended March 31, 2009, we continued the development of our oil and gas properties primarily in the Williston Basin Bakken play.  We recognized $640,734 in revenues from sales of oil and natural gas for the three months ended March 31, 2009, compared to $285,729 for the three months ended March 31, 2008.  Our future financial results will depend primarily on: (i) the ability to continue to source and screen potential projects; (ii) the ability to discover commercial quantities of oil and gas; (iii) the market price for oil and gas; and (iv) the ability to fully implement our exploration and development program, which is dependent on the availability of capital resources.  There can be no assurance that we will be successful in any of these respects, that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production, or that we will be able to obtain additional funding to increase our currently limited capital resources.

2009 Drilling Projects

We are engaged in numerous drilling activities on properties presently owned and intend to drill or develop other properties acquired in the future.  We drilled 17 gross wells (approximately 0.98 net wells) during the quarter with total capital expenditures of $5,096,000.  In 2009, we intend to continue drilling efforts on our existing acreage covering an aggregate of approximately 92,000 net mineral acres in North Dakota and Montana, and to commence drilling or participate in at least 60 new gross wells including first quarter completions.

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

As of March 31, 2009, we have a total of 77 wells that are either drilling, completing or producing, including 53 producing wells and 24 drilling or completing wells.  The following table sets forth wells that have been completed and are producing oil as of March 31, 2009:

Well Name	County	Operator	Northern Oil Working Interest
Bergstrom Trust 26-1H	Mountrail, ND	Brigham Exploration	6.2500%(1)
Friedrick Trust 31-1	Sheridan, MT	Brigham Exploration	23.31750%
Hallingstad 27-1H	Mountrail, ND	Brigham Exploration	8.4375%(2)
Richardson 25-1	Sheridan, MT	Brigham Exploration	37.0000%
Richardson 30-1	Sheridan, MT	Brigham Exploration	12.5000%(3)
Johnson 33-1H	Mountrail, ND	Brigham Exploration	12.5000%(4)
Bonney 34-3H	Dunn, ND	Burlington Resources	2.7344%
Shonna 1-15H	Divide, ND	Continental Resources	14.8438%
Skachenko 1-31H	Dunn, ND	Continental Resources	6.2500%
Elveida 1-33H	Divide, ND	Continental Resources	9.8631%
Arvid 1-34H	Divide, ND	Continental Resources	4.8622%
Landblom 1-35 H	Divide, ND	Continental Resources	0.3125%
Oilers 1H-10	Richland, MT	Crusader Energy	6.5972%
Wayzetta 1-13H	Mountrail, ND	EOG Resources	6.2500%
Austin 19-30H	Mountrail, ND	EOG Resources	3.0925%(5)
Clearwater 1-2H	Mountrail, ND	EOG Resources	3.6431%
Fladeland 11-30H	Mountrail, ND	Fidelity Exploration	1.1405%
En-Neset-0706H-1	Mountrail, ND	Hess Corporation	2.8000%
En-Person-1102H-1	Mountrail, ND	Hess Corporation	12.1809%

Rs-Agribank-1102H-1	Mountrail, ND	Hess Corporation	4.7880%(6)
En-Hynek-0112H-1	Mountrail, ND	Hess Corporation	0.7811%
Bl-Blanchard-155-96-1522H-1	Williams, ND	Hess Corporation	2.5000%
RS-Armour	Mountrail, ND	Hess Corporation	2.34375%
En-Enget	Mountrail, ND	Hess Corporation	2.50001%
RS-Thompson	Mountrail, ND	Hess Corporation	2.345069%
Bangen 41-27H	Mountrail, ND	Marathon Oil Company	5.7813%
Shobe 24-20H	Mountrail, ND	Marathon Oil Company	0.7440%
Reiss 34-20H	Dunn, ND	Marathon Oil Company	2.4509%
Kent Carlson 24-36H	Dunn, ND	Marathon Oil Company	6.2500%
Voigt 11-15H	Dunn, ND	Marathon Oil Company	0.7919%
Clive Pelton 34-23H	Dunn, ND	Marathon Oil Company	1.1719%
Kovaloff 21-17H	Dunn, ND	Marathon Oil Company	0.6250%
Strommen 14-8H	Dunn, ND	Marathon Oil Company	2.5008%
Eckelberg 41-26H	Dunn, ND	Marathon Oil Company	0.3900%
Mark Sandstrom 14-32H	Mountrail, ND	Marathon Oil Company	3.8691%
Jay Sandstrom 34-31H	Mountrail, ND	Marathon Oil Company	0.4771%
Jodi Carlson 24-12H	Dunn, ND	Marathon Oil Company	1.2500%
Norton 24-12H	Dunn, ND	Marathon Oil Company	1.2500%
Rick Clair 25-36H	Mountrail, ND	Murex Petroleum	6.2500%
Gladys 1-9H	McKenzie, ND	Newfield Exploration	2.6042%
Wisness 1-4H	McKenzie, ND	Newfield Exploration	5.0000%
Nelson 1-26H	Mountrail, ND	Sinclair Oil	2.6042%
Pathfinder 1-9H	Mountrail, ND	Slawson Exploration	2.6000%
Voyager 1-28H	Mountrail, ND	Slawson Exploration	4.9609%
Prowler 1-16H	Mountrail, ND	Slawson Exploration	3.4375%
Payara 1-21H	Mountrail, ND	Slawson Exploration	2.3125%
Peacemaker 1-8H	Mountrail, ND	Slawson Exploration	14.4220%
Jericho 1-5H	Mountrail, ND	Slawson Exploration	42.0000%
Pet-Inc Federal 20-44	McKenzie, ND	St. Mary Land and Exploration	7.2006%
Moi 22-15H	Billings, ND	Whiting Oil & Gas	2.3438%
Braaflat 11-11H	Mountrail, ND	Whiting Oil and Gas	0.0100%
Federal 11-9H	Mountrail, ND	Whiting Oil and Gas	0.390625%
Sig 21X-6	Divide, ND	XTO Energy	1.4372%
___________________________

(1)	Upon achieving payout, our working interest will increase to 24.5%.
(2)	Upon achieving payout, our working interest will increase to 20.5%.
(3)	Upon achieving payout, our working interest will increase to 21.25%. Additionally, we have a 1.0% overriding royalty interest on all production from this well.
(4)	Upon achieving payout, our working interest will decrease to 8.125%.
(5)	Upon achieving payout, our working interest will increase to 4.02%.
(6)	Upon achieving payout, our working interest will decrease to 3.1122%.

(7)
Including the wells set forth in the foregoing table, we estimate that over 250 sections in which we have acreage interests have been included in permits to drill wells within North Dakota and Montana.  We do not know if or when applicable operators will chose to commence drilling activities for any contemplated well that is not yet drilling.

Liquidity and Capital Resources

We have historically met our capital requirements through the issuance of common stock and by borrowings.  In the future, we anticipate we will be able to provide the necessary liquidity by the revenues generated from the sales of our oil and gas reserves in our existing properties, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2009.  We note, however, that approximately $2.5 million of Auction Rate Securities are not classified as current assets and we have subsequently entered into a credit facility with CIT Capital USA, Inc. during the quarter that we believe will address both our short-term and long-term liquidity needs.  As of March 31, 2009 we had $5,000,000 in available funds under our CIT facility and up to $14,000,000 in additional liquidity based on updated strip pricing and recent reserve additions.

Current Assets                  $      5,670,943

Current Liabilities             $    10,597,829

Working Capital                $   (4,926,886)

CIT Capital USA, Inc. Credit Facility

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

We have the option to designate the reference rate of interest for each specific borrowing under the Facility as amounts are advanced.  Borrowings based upon the London interbank offering rate (LIBOR) will be outstanding for a period of one, three or six months (as designated by us) and bear interest at a rate equal to 5.50% over the one-month, three-month or six-month LIBOR rate to be no less than 2.50%.  Any borrowings not designated as being based upon LIBOR will have no specified term and generally will bear interest at a rate equal to 4.50% over the greater of (a) the current three-month LIBOR rate plus 1.0% or (b) the current prime rate as published by JP Morgan Chase Bank, N.A.  We have the option to designate either pricing mechanism.  Payments are due under the Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified loan period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Facility. At March 31, 2009 the weighted average interest rate on the outstanding borrowings was approximately 6.2%.

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

Contractual Obligations and Commitments

As of March 31, 2009, we did not have any material long-term debt obligations other than the credit facility, capital lease obligations, operating lease obligations or purchase obligations requiring future payments except our office lease that expires on January 31, 2013, and contains a base rent of approximately $142,459 in 2009 and escalating up to approximately $160,236 during the final lease year.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and have not materially changed since that report was filed.

Hedging Activities

Our Facility with CIT requires that we enter into a swap agreement with Macquarie Bank Limited (“Macquarie”) to hedge a total of 118,000 barrels of production in total over the 36-month term of the Facility.  In general, we do not expect to use hedges beyond the extent required by our lenders.  As of March 31, 2009, our current hedging consisted exclusively of WTI-NYMEX crude oil swap agreements settled monthly, all of which were entered into on February 27, 2009 with a constant price of $51.25 per barrel:

Period	Notional Monthly Volume (Barrels)
April 2009 through December 2009	5,500
January 2010 through December 2010	3,000
January 2011 through December 2011	2,000
January 2012 through February 2012	1,500

For the 2009 contracts listed above, a hypothetical $0.10 change in the WTI-NYMEX reference price above or below the fixed reference price applied to the notional amounts would cause a change in our gain (loss) on hedging activities in 2009 of $550.

 Interest Rate Risk

Our Facility entered into with CIT on February 27, 2009, subjects us to interest rate risk on borrowings under that facility.  Our Facility with CIT allows us to fix the interest rate of borrowings under our Facility for all or a portion of the principal balance for a period up to six months.  To the extent the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not impact results of operations or cash flows.  Conversely, for the portion of our borrowings that has a floating interest rate, interest rate changes will not affect the fair market value but will impact future results of operations and cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in rules and forms of the United States Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of March 31, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our company is subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  No material developments have occurred in any pending litigation matters subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Our management believes that all litigation matters in which we are involved are not likely to have a material adverse effect on our financial position, cash flows or results of operations.

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	May 11, 2009	By:	/s/Michael Reger
Michael Reger, Chief Executive Officer and Director

Date:	May 11, 2009	By:	/s/Ryan Gilbertson
Ryan Gilbertson, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002