Form 10-K/A
period 2008-12-31
NORTHERN OIL & GAS, INC.
filed 2009-05-18
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K/A
(AMENDMENT NO. 2)

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

NORTHERN OIL AND GAS, INC.

 EXPLANATORY NOTE:

Northern Oil and Gas, Inc. is filing this Form 10-K/A (Amendment No. 2) to its Annual Report on Form 10-K for the year ended December 31, 2008 to include the following:

We have provided additional biographical disclosure for certain officers and directors in Item 10 of Part III;

We have included a description of the 2008 performance goals under the heading Compensation Discussion and Analysis - Performance Objectives in Item 11 of Part III; and

We have revised the compensation plan table under the heading Securities Authorized for Issuance under Equity Compensation Plans in Item 12 of Part III.

This Form 10-K/A (Amendment No. 2) does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events.  Consequently, all other information is unchanged from our Form 10-K and our previously-filed Form 10-K/A and reflects the disclosures made at the time of the filing of those documents.  Except as expressly set forth in this Form 10-K/A (Amendment No. 2), our Annual Report on Form 10-K and our previously-filed Form 10-K/A for the year ended December 31, 2008 have not been amended, updated or otherwise modified.  With this amendment, the principal executive officer and principal financial officer of our company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

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

Mr. Reger has served as Chairman of the Board, Chief Executive Officer and Secretary of our company since March 20, 2007 and has been primarily involved in the acquisition of oil and gas mineral rights for his entire career.  Mr. Reger began working the oil and gas leasing business for his family’s company, Reger Oil, in 1992 and worked as an oil and gas landman for Reger Oil from 1992 until co-founding our predecessor—Northern Oil and Gas, Inc. (“Northern”)—in 2006.  Mr. Reger holds a BA in Finance and an MBA in Finance/Management from the University of St. Thomas in St. Paul, Minnesota. The Reger family has a history of acreage acquisition in the Williston Basin dating to 1952.

Mr. Gilbertson has served as a director and Chief Financial Officer of our company since March 20, 2007 and co-founded our predecessor—Northern—in 2006.  Prior to co-founding Northern, Mr. Gilbertson served as a portfolio manager at Piper Jaffray in Minneapolis, Minnesota from 2005 to 2006 and at Telluride Asset Management in Wayzata, Minnesota from 2002 to 2005.  He brings extensive experience in financial structuring and capital markets.  Mr. Gilbertson holds a BA from Gustavus Adolphus College in Management/Finance.

Mr. Grabb is a Registered Petroleum geologist and has served as a director since May 3, 2007.  Mr. Grabb has worked as Senior District Geologist for Samson Investment Company, a large privately held exploration and production company headquartered in Tulsa, Oklahoma, since March 2007 and previously served as a geologist for Newfield Exploration from April 2003 to March 2007.  He was an integral member of the Newfield Exploration Geologic Team that conceptualized and commercialized the resource plays that have driven Newfield’s growth.  Mr. Grabb holds B.zS. and M.S. Degrees in geology from Montana State University.  Mr. Grabb is also a member of the American Association of Petroleum Geologists and the Society of Petroleum Engineers.

Mr. King has served as a director since May 3, 2007 and has been employed since 1983 as a landman with Hancock Resources, a prominent independent oil and gas exploration and development corporation based in Billings, Montana.  Mr. King’s 30 years in the industry began in petroleum land management in the Northern Rockies.  Throughout his career, Mr. King has managed several independent oil and gas companies.  Currently Mr. King sits on the boards of The Montana Petroleum Association, The Montana Community Foundation, and The Montana Board of Oil and Gas Conservation Commission, which is Montana’s oil and gas regulatory Board appointed by the Governor. Mr. King holds a degree in Economics from the University of Montana.

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

Mr. O’Toole has served as a director since May 3, 2007.  Mr. O’Toole founded the law firm of O’Toole and O’Toole, based in Plentywood, Montana, over 25 years ago and actively practices law in the oil and gas industry.  Mr. O’Toole holds a BA from Gonzaga University and received his juris doctor from Georgetown University Law School.  The O’Toole law firm is a leader in the legal profession specializing in oil and gas throughout the Rocky Mountain Region.  Mr. O’Toole has over 50 years of experience in oil and gas.

Mr. Stewart has served as a director since May 3, 2007 and is a Registered Petroleum Geologist who has been generating prospects in the Williston Basin for 26 years.  Mr. Stewart has served as the principal of Stewart Geological since the late 1980’s and as a principal in Gallatin Resources, LLC since August 2004.  Stewart Geological, Inc. is currently participating in wells in Montana, Wyoming, North Dakota, New York and Alberta, Canada.  Mr. Stewart has been directly involved in the drilling of over 500 wells during his career, in several different locations within the United States and Canada.  He holds a Degree in Geology from the University of Montana, 1981.

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

The following discussion of executive compensation addresses the material compensation awarded to our four named executive officers, including the following individuals:

Michael L. Reger                                          Chief Executive Officer, Chairman of the Board and Secretary

Ryan R. Gilbertson                                           Chief Financial Officer and Director

Chad D. Winter                                            Vice President of Operations

James R. Sankovitz                                           General Counsel

Mr. Winter joined our company on November 1, 2007 and Mr. Sankovitz joined our company on March 11, 2008.  Messrs. Winter and Sankovitz are not considered executive officers (though they both qualify as a “named executive officer” pursuant to Item 402(m)(2) of Regulation S-K) because their positions do not entail any specific policy-making function or authority.  None of our named executive officers received any salary during fiscal years 2006 or 2007.

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

Name and Principal Position(a)	Year	Salary ($)	Bonus ($)(b)	Stock Awards ($)(c)	Non-Equity Incentive Plan Compen- sation (d)	All Other Compen- sation ($)(e)	Total Compen- sation ($)

Michael L. Reger	2006	-0-	-0-	$ 400,000	-0-	-0-	$ 400,000
Chairman, Chief Executive Officer and Secretary	2007	-0-	$ 120,000	-0-	-0-	$ 1,367	$ 121,367
	2008	$ 185,000	$ 100,000	-0-	$ 370,000	$ 155,833	$ 810,833

Ryan R. Gilbertson	2006	-0-	-0-	$ 400,000	-0-	-0-	$ 400,000
Chief Financial Officer	2007	-0-	$ 120,000	-0-	-0-	$ 1,955	$ 121,955
	2008	$ 185,000	$ 100,000	-0-	$ 370,000	$ 156,964	$ 811,964

Chad D. Winter	2006	---	---	---	-0-	---	---
Vice Pres. of Operations	2007	-0-	-0-	$ 551,892	-0-	-0-	$ 551,892
	2008	$ 105,000	-0-	-0-	-0-	$ 677	$ 105,677

James R. Sankovitz	2006	---	---	---	-0-	---	---
General Counsel	2007	---	---	---	-0-	---	---
	2008	$ 100,000	-0-	$ 105,375	-0-	$ 1,802	$ 207,177
____________________
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

(b)          The amounts reported for Messrs. Reger and Gilbertson represents a year-end cash bonus in 2007 and a $100,000 signing bonus upon execution of employment agreements in 2008.

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

(d)
For 2008, the amounts reported for Messrs. Reger and Gilbertson include a $370,000 year-end bonus based upon achievement of performance objectives and approved by the Compensation Committee but not paid in cash (see Issuance of Promissory Notes in Lieu of 2008 Cash Bonus in Item 11 of this Part III).

(e)
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

Stock-Based Incentives

Our Chief Executive Officer—Michael Reger—and Chief Financial Officer—Ryan R. Gilbertson—both hold a significant number of shares of our outstanding common stock.  See Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of Part III of this report.  In addition, our Vice President of Operations—Chad D. Winter—and our General Counsel—James R. Sankovitz—both received stock grants upon commencement of their employment.  As such, we have traditionally utilized stock incentives as a means to align the interests of our management with the interests of our shareholders and motivate our management to enhance shareholder value.  Stock issuances to-date have been designed to serve as both short-term rewards and long-term incentives.

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

Performance Objectives

Our Compensation Committee establishes predetermined and agreed upon annual performance objectives to measure management’s achievements.  The primary factors utilized to guide 2008 performance included the following production, quarter growth and profitability targets:

Graduate our company to a national exchange (AMEX, NASDAQ, etc.);

Increase production by 100% (not to include the following wells that were producing as of January 2008: Richardson 25#1; Bergstrom 26 #1H; Reiss 34 #1H);

Achieve increasing profit, quarter-over-quarter; and

Achieve net profit for the 2008 fiscal year.

Our company and its executive officers exceeded all performance objectives established for the fiscal year ended December 31, 2008.  Our Compensation Committee has informally discussed new performance objectives for 2009 based upon the results achieved in 2008 and our management’s intended development plans for 2009, but the committee has not yet finalized 2009 performance objectives as of the time of this filing.  Our Compensation

Committee will continue to monitor our company’s performance as well as market conditions throughout the year and expects to establish formal 2009 performance objectives some time in the second quarter of 2009.

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

The Plan permits grants of both options to purchase common stock and restricted shares of our common stock.  Stock options granted under the Plan may be either incentive stock options, which qualify for favorable tax treatment under Section 422 of the Internal Revenue Code, or nonqualified stock options, which do not qualify for favorable tax treatment. The Plan permits grants of options to any employee, non-employee director, consultant or advisor of our company or its subsidiaries.

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

In January 2008, we established formal performance objectives for the purpose of determining the extent and propriety of awarding bonuses to Michael Reger and Ryan R. Gilbertson as our Chief Executive Officer and Chief Financial Officer, respectively, pursuant to such officers’ employment agreements.  Such objectives were established following several discussions between our Committee Chairperson and executive management and after considering the various 2008 business goals (including, but not limited to, production and profitability objectives).

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2006 Equity Incentive Stock Option Plan	400,000	$5.18	340,000
Equity compensation plans not approved by security holders
None	-0-	----	-0-
Total:	400,000		340,000

____________________
(a)
Includes the following stock grants approved by our Compensation Committee subject to shareholder approval of our 2009 Equity Incentive Plan:  (i) 45,000 fully vested shares of common stock to both Mr. Winter and Mr. Sankovitz in recognition of their prior services to the Company, (ii) 30,000 restricted shares of common stock to both Mr. Winter and Mr. Sankovitz vesting in two equal installments on January 1, 2010 and January 1, 2011 to serve as incentives for future services and (iii) 2,000 fully vested shares of common stock to our administrative assistant in recognition of prior services to the Company.

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

Registered Public Accountant Fees

Mantyla McReynolds served as our independent auditor for the two most recently completed years.  Aggregate fees for professional services rendered by Mantyla McReynolds for the years ended December 31, 2008 and December 31, 2007 were as follows:

	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2008
Audit Fees	$ 38,389	$ 140,142
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees (a)	0	3,007
Total	$ 38,389	$ 143,149
____________________
(a)	All other fees in 2008 consisted of fees for contract reviews and the potential accounting impact.

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

NORTHERN OIL AND GAS, INC.

Date:	May 18, 2009	By:	/s/ Michael Reger
Michael Reger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Michael L. Reger	Chief Executive Officer, Director and Secretary	May 18, 2009
Michael L. Reger

/s/ Ryan R. Gilbertson	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Director	May 18, 2009
Ryan R. Gilbertson

/s/ Loren J. O’Toole	Director	May 18, 2009
Loren J. O’Toole

/s/ Carter Stewart	Director	May 18, 2009
Carter Stewart

/s/ Jack King	Director	May 18, 2009
Jack King

/s/ Robert Grabb	Director	May 18, 2009
Robert Grabb

/s/ Lisa Meier	Director	May 18, 2009
Lisa Meier

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith