Form 10-K/A
period 2008-12-31
NORTHERN OIL & GAS, INC.
filed 2009-06-24
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 3)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 001-33999

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

NORTHERN OIL AND GAS, INC.

EXPLANATORY NOTE:

Northern Oil and Gas, Inc. is filing this Form 10-K/A (Amendment No. 3) to its Annual Report on Form 10-K for the year ended December 31, 2008 for the sole purpose of filing the additional exhibits listed in the accompanying Index to Exhibits.

This Form 10-K/A (Amendment No. 3) does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Except as expressly set forth in this Form 10-K/A (Amendment No. 3), our Annual Report on Form 10-K for the year ended December 31, 2008, as amended by our previously-filed Form 10-K/A (Amendment No. 1) and Form 10-K/A (Amendment No. 2), has not been amended, updated or otherwise modified.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of the annual report, in addition to the exhibits previously filed or incorporated by reference pursuant to our Form 10-K filed on March 16, 2009, our Form 10-K/A (Amendment No. 1) filed on April 30, 2009, and our Form 10-K/A (Amendment No. 2) filed on May 18, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	June 23, 2009	By:	/s/ Michael Reger
Michael Reger
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Reference
3.1	Composite Articles of Incorporation of Northern Oil and Gas, Inc.	Filed herewith
23.2	Consent of Ryder Scott Company, L.P., independent consulting petroleum engineers	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith