Form 10-Q
period 2009-06-30
NORTHERN OIL & GAS, INC.
filed 2009-07-30
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐ No ☒

As of July 28, 2009, there were 36,702,103 shares of our common stock, par value $0.001, outstanding.

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2009

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

ASSETS
	June 30,	December 31,
	2009	2008
	(UNAUDITED)
CURRENT ASSETS
Cash and Cash Equivalents	$13,634,518	$780,716
Trade Receivables	2,804,133	2,028,941
Other Receivables	874,453	874,453
Prepaid Drilling Costs	4,530	4,549
Prepaid Expenses	116,446	71,554
Short - Term Investments	2,574,935	-
Deferred Tax Asset	1,867,000	1,433,000
Total Current Assets	21,876,015	5,193,213

PROPERTY AND EQUIPMENT, AT COST
Oil and Natural Gas Properties, Full Cost Method (including unevaluated costs of
$44,259,384 at 6/30/09 and $42,621,297 at 12/31/2008)	73,425,388	55,680,567
Other Property and Equipment	415,343	408,400
Total Property and Equipment	73,840,731	56,088,967
Less - Accumulated Depreciation and Depletion	2,002,716	856,010
Total Property and Equipment, Net	71,838,015	55,232,957

LONG - TERM INVESTMENTS	-	2,416,369

DEBT ISSUANCE COSTS	1,717,624	-

DEFERRED TAX ASSET	658,000	33,000

Total Assets	$96,089,654	$62,875,539

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,519,824	$1,934,810
Line of Credit	1,638,382	1,650,720
Accrued Expenses	335,913	1,270,075
Accrued Drilling Costs	8,237,829	8,419,729
Derivative Liability	1,271,808	-
Other Liabilities	18,574	135,731
Total Current Liabilities	16,022,330	13,411,065

LONG-TERM LIABILITIES
Revolving Line of Credit	16,000,000	-
Derivative Liability	1,561,515	-
Subordinated Notes	500,000	-
Other Noncurrent Liabilities	172,745	-
Total Long-Term Liabilities	18,234,260	-

Total Liabilities	34,256,590	13,411,065

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001; 100,000,000 Authorized, 36,691,195
Outstanding (2008 – 34,120,103 Shares Outstanding)	36,692	34,121
Additional Paid-In Capital	65,659,953	51,692,776
Accumulated Deficit	(2,013,050)	(2,021,649)
Accumulated Other Comprehensive Income (Loss)	(1,850,531)	(240,774)
Total Stockholders' Equity	61,833,064	49,464,474

Total Liabilities and Stockholders' Equity	$96,089,654	$62,875,539

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES
Oil and Gas Sales	$2,418,496	$764,528	$3,059,230	$1,050,257
Gain (Loss) on Derivatives	(143,412)	-	(125,878)	1,300
	2,275,084	764,528	2,933,352	1,051,557

OPERATING EXPENSES
Production Expenses	119,751	8,020	214,140	9,418
Severance Taxes	189,400	38,242	247,715	50,336
General and Administrative Expense	555,316	410,736	1,123,951	918,619
Depletion of Oil and Gas Properties	719,596	106,942	1,101,250	147,578
Depreciation and Amortization	22,777	12,547	45,456	21,111
Accretion of Discount on Asset Retirement Obligations	2,077	-	3,471	-
Total Expenses	1,608,917	576,487	2,735,983	1,147,062

INCOME (LOSS) FROM OPERATIONS	666,167	188,041	197,369	(95,505)

OTHER INCOME (EXPENSE)	(139,243)	95,424	(182,770)	191,693

INCOME BEFORE INCOME TAXES	526,924	283,465	14,599	96,188

INCOME TAX PROVISION	211,000	-	6,000	-

NET INCOME	$315,924	$283,465	$8,599	$96,188

Net Income Per Common Share – Basic and Diluted	$0.01	$0.01	$0.00	$0.00

Weighted Average Shares Outstanding – Basic	34,582,282	30,864,339	34,404,093	29,856,199

Weighted Average Shares Outstanding - Diluted	34,741,036	32,548,454	34,484,966	31,185,054

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 8,599	$ 96,188
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depletion of Oil and Gas Properties	1,101,250	147,578
Depreciation and Amortization	214,246	21,111
Accretion of Discount on Asset Retirement Obligations	3,471	-
Income Tax Expense	6,000	-
Issuance of Stock for Consulting Fees	-	49,875
Issuance of Stock for Compensation	127,090	-
Market Value adjustment of Derivative Instruments	-	10,052
Amortization of Deferred Rent	(9,286)	-
Share - Based Compensation Expense	86,187	35,125
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(775,192)	(916,770)
Increase in Prepaid Expenses	(44,892)	(101,770)
Increase in Accounts Payable	2,585,014	313,053
Decrease in Accrued Expenses	(934,162)	(107,108)
Net Cash Provided By (Used For) Operating Activities	2,368,325	(452,666)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Office Equipment and Furniture	(6,943)	(202,234)
Decrease (Increase) in Prepaid Drilling Costs	19	(440,053)
Increase (Decrease) in Accrued Drilling Costs	(181,900)	1,048,458
Increase in Short-term Investment, net	-	(3,550,524)
Increase in Oil and Gas Properties	(17,324,349)	(11,779,327)
Net Cash Used For Investing Activities	(17,513,173)	(14,923,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Margin Loan	-	999,907
Payments on Line of Credit	(12,338)	-
Advances on Revolving Credit Facility	16,000,000	-
Cash Paid for Listing Fee	-	(65,000)
Sale of Calls	-	95,148

Increase in Subordinated Notes, net	500,000	-
Debt Issuance Costs Paid	(1,190,061)	-
Proceeds from Issuance of Common Stock - Net of Issuance Costs	12,701,049	15,667,004
Proceeds from Exercise of Stock Options	-	933,800
Net Cash Provided by Financing Activities	27,998,650	17,630,859

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,853,802	2,254,513

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	780,716	10,112,660

CASH AND CASH EQUIVALENTS – END OF PERIOD	$ 13,634,518	$ 12,367,173

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$ 189,128	$ -
Cash Paid During the Period for Income Taxes	$ -	$ -

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$ 224,879	$ 1,286,936
Payment of Consulting Fees through Issuance of Common Stock	$ -	$ 49,875
Payment of Compensation through Issuance of Common Stock	$ 261,280	$ -
Capitalized Asset Retirement Obligations	$ 61,403	$ -
Fair Value of Warrants Issued for Debt Issuance Costs	$ 221,153	$ -
Payment of Debt Issuance Costs through Issuance of Common Stock	$ 475,200	$ -

The accompanying notes are an integral part of these condensed financial statements.

 NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

The Company will continue to focus on projects in the oil and gas industry primarily based in the Rocky Mountains and specifically the Williston Basin Bakken Shale formation. The Company has begun to develop its substantial leasehold in the Bakken play and will continue to do so as well as target additional opportunities in emerging plays utilizing its first mover leasing advantage.  We participate on a heads up basis in the drilling of wells on our leasehold.  We own working interest in wells, and do not lease land to operators.  To this point we have participated only in wells operated by others but have a substantial inventory of high working interest locations that we will likely drill in 2009 and beyond.  We believe the advantage gained by participating as a non-operating partner in the over 100 gross oil wells completed as of June 30, 2009 has given us valuable data on completions and will help our operating partners control well costs and enhance results as we continue to develop our higher working interest sections in mid-2009.

The Company participates on a heads up basis proportionate to its working interest in a declared drilling unit.  Although to this point we have participated with minority interests ranging from 1% to 42%, we expect to participate in the drilling of incrementally higher working interest drilling units, eventually operating our substantial inventory of high working interest drilling units with a range of 40% to 100% ownership.  We control approximately 70,000 net acres in the growing Williston Basin Bakken and Three Forks Play.  This exposes us to approximately 110 net wells based on 640 acre spacing units.  To be more specific, if we drill a well and participate with a 25% working interest, this counts towards this total as a quarter of one well.  Down spacing in the field will potentially expose us to significantly more wells as development continues on “held by production” acreage. Further, the productivity of the Three Forks/Sanish and secondary recovery expose us to substantially more potential reserves.

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

Other Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to five years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  We have not recognized any impairment losses on non oil and gas long-lived assets.  Depreciation expense was $45,456 for the six months ended June 30, 2009.

Debt Issuance Costs

In February 2009, the Company entered into a revolving credit facility with CIT Capital USA, Inc. (CIT) (see Note 9).  The Company incurred costs related to this facility that were capitalized on the Balance Sheet as Debt Issuance Costs.  Included in the Debt Issuance Costs are direct costs paid to third parties for broker fees and legal fees, 180,000 shares of restricted common stock paid as additional compensation for broker fees, and the fair value of 300,000 warrants issued to CIT.  The fair value of the warrants was calculated using the Black-Sholes valuation model based on factors present at the time of closing.  CIT can exercise these warrants at any time until the warrants expire in February 2012.  The exercise price of the warrants is $5.00 per warrant.  The total amount capitalized for Debt Issuance Costs is $1,670,000.  The capitalized costs will be amortized for three years over the term of the facility using the effective interest method.   In May 2009, the Company amended the revolving credit facility with CIT to allow for additional borrowings.  The Company incurred $216,414 of direct costs related to this amendment.  The capitalized costs will be amortized over the remaining term of the facility using the effective interest method.

The amortization of debt issuance costs for the six months ended June 30, 2009 was $168,790.

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

Revenue Recognition and Gas Balancing

We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of June 30, 2009 and December 31, 2008, our gas production was in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest equaled our entitled interest in gas production from those wells.

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

Net Income (Loss) Per Common Share

Basic earnings per share (EPS) is computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator).  Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period.  Potential common shares include stock options, warrants, and restricted stock.  The number of potential common shares outstanding relating to stock options, warrants, and restricted stock is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding - basic	34,582,282	30,864,339	34,404,093	29,856,199
Plus: Potential common shares
Stock options, warrants, and restricted stock.	158,754	1,684,115	80,873	1,328,855
Weighted average common shares outstanding - diluted	34,741,036	32,548,454	34,484,966	31,185,054
Stock options and warrants excluded from EPS due to the anti-dilutive effect	-	-	62,529	-

As of June 30, 2009 there were 400,000 potentially dilutive shares from stock options that became exercisable in 2007.

In addition, as of June 30, 2009, there were 300,000 warrants that were issued in conjunction with the February 2009 revolving credit facility with CIT Capital USA, Inc. that remained outstanding and exercisable.  These warrants are presently exercisable and represent potentially dilutive shares.  Each of these warrants has an exercise price of $5.00.

Full Cost Method
The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  The Company capitalized $406,165 of internal costs and $178,503 of interest for the six months ended June 30, 2009.

As of June 30, 2009 we controlled acreage in Sheridan County, Montana with primary targets including the Red River and Mission Canyon. We controlled acreage in North Dakota, primarily in Mountrail County, targeting the Bakken Shale and Three Forks/Sanish as well as acreage in Yates County, New York that is prospective for Marcellus Shale and Trenton-Black River natural gas production. Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the year ended December 31, 2008 the Company sold acreage for $468,609.  The proceeds for these sales were applied to reduce the capitalized costs of oil and gas properties. There were no property sales for the six months ended June 30, 2009.

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

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying period-end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the Balance Sheet (following SEC Staff Accounting Bulletin No. 106).  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense. To this point the Company has not realized any impairment of its properties due to our low basis in the acreage and productivity and economics of our producing wells.

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

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities."  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Pursuant to the transition provisions of the Statement, the Company adopted SFAS No. 161 on January 1, 2009.  The required disclosures are presented in Note 14 on a prospective basis. This Statement does not impact the financial results as it is disclosure-only in nature.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The required disclosures are presented in  Note 12 of a prospective basis.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delayed the effective date of SFAS No. 157 “Fair Value Measurements” from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the Financial Statements. See Note 12 for SFAS No. 157 disclosures.

In April 2009, the FASB issued Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4).  FSP 157-4 provides additional guidance in estimating fair value under statement No. 157, “Fair Value Measurements” (SFAS 157), when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  FSP 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly.  FSP 157-4 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions during second quarter 2009.  FSP 157-4 did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures for second quarter 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of the provisions of this FSP in the second quarter 2009 did not have a material impact on the Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS No. 166). SFAS No. 166 amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of SFAS No. 166 on its financial position and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46 (R)”) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. FAS 167 amends certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity. This statement also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FAS 167 will be effective as of the beginning of the Company’s 2010 fiscal year. The Company is currently evaluating the impact of the adoption of FAS 167.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”). Under FAS 168, the FASB Accounting Standards Codification™ (the “Codification”) will become the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non-SEC accounting literature which will become nonauthoritative. FAS 168 is effective for the Company’s 2009 third fiscal quarter. The adoption of FAS 168 will not have a material impact on the Company’s Financial Statements. All references to U.S. GAAP provided in the notes to the Financial Statements will be updated to conform to the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has evaluated subsequent events through July 30, 2009, the date of issuance of the Company’s financial position and results of operations.

NOTE 3                 SHORT-TERM INVESTMENTS

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

The following is a summary of our short-term investments as of June 30, 2009:

	Cost at June 30, 2009	Unrealized (Loss)	Fair Market Value at June 30, 2009
Auction Rate Municipal Bonds	$2,550,000	$(239,458)	$2,310,542
Auction Rate Preferred Stock	275,143	(10,750)	264,393
Total Short-Term Investments	$2,825,143	$(250,208)	$2,574,935

For the six months ended June 30, 2009 there were no realized gains or losses recognized on the sale of investments.  In November 2008 we received, in a settlement from UBS AG (“UBS”), rights which allow us to put back the auction rate securities at par value to UBS.  We expect to liquidate these investments at par no later than June 2010, in the meantime they continue to pay interest at various rates.  We also have the ability to borrow up to 75% of the loan-to-market value of eligible auction rate securities on a no-net cost basis.  As of June 30, 2009, we have borrowed $1,638,382 under the agreement, with an additional $480,368 of borrowings available under the agreement.

The Company reviews these investments on a quarterly basis to determine if it is probable that the Company will realize some portion of the unrealized loss in accordance with SFAS No. 115, and FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and to determine the classification of the impairment as temporary or other-than-temporary.   In determining if the difference between cost and estimated fair value of the auction rate securities was deemed either temporary or other-than-temporary impairment, the Company evaluated each type of short-term investment using a set of criteria including decline in value, duration of the decline, period until anticipated recovery, nature of investment, probability of recovery, financial condition and near-term prospects of the issuer, the Company’s intent and ability to retain the investment, attributes of the decline in value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities. The Company determined the decline in the fair values in all of the investments in the auction rate securities were temporary as of June 30, 2009, primarily based on estimated cash flows of the investments, the settlement agreement entered into with UBS, and the Company’s ability and intent to hold such investments until settlement.

NOTE 4                 PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2009, consisted of the following:

June 30, 2009
Oil and Gas Properties, Full Cost Method
Unevaluated Costs, Not Subject to Amortization or Ceiling Test	$44,259,384
Evaluated Costs	29,166,004
73,425,388
Office Equipment, Furniture, Leasehold Improvements and Software	415,343
73,840,731
Less: Accumulated Depreciation, Depletion, and Amortization
Property and Equipment	2,002,716
Total	$71,838,015

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Six Month Period Ended June 30,
	2009	2008
Depletion of Costs for Evaluated Oil and Gas Properties	$1,101,250	147,578
Depreciation of Office Equipment, Furniture, and Software	45,456	21,111
Total Depreciation, Depletion, and Amortization Expense	$1,146,706	$168,689

NOTE 5                        OIL AND GAS PROPERTIES

Acquisition

In May 2009, the Company entered into an exploration and development agreement with Slawson Exploration Company, Inc. (Slawson) pursuant to which the Company acquired certain North Dakota Bakken assets from Windsor Bakken LLC as part of a syndicate led by privately owned Slawson.  Pursuant to the agreement, the Company purchased a five percent (5.0%) interest of the undeveloped acreage, including approximately 60,000 net acres.  The Company also acquired an additional nine percent (9%) interest in the existing well bores purchased from Windsor Bakken LLC, providing the Company an aggregate fourteen percent (14%) interest in the existing 59 gross Bakken and Three Forks well bores in North Dakota including approximately 1,200 barrels of oil production per day.  In the transaction, the Company purchased approximately 300,000 barrels of proven producing reserves as well as approximately 3,000 net undeveloped acres.  The Company paid a total cost of $7,300,000 for the initial acquisition of acreage and well bore interests.

NOTE 6                 PREFERRED AND COMMON STOCK

The Company has neither authorized nor issued any shares of preferred stock.

On April 3, 2009 the Company acquired leasehold interests in North Dakota. The total consideration paid for this acreage was 49,092 shares of restricted common stock.  The fair value of the restricted stock was $224,879. The restricted common stock related to this acquisition will be issued as soon as possible.

On February 27, 2009, the Company closed on a revolving credit facility with CIT Capital USA, Inc. (CIT).  As part of this credit facility agreement the Company entered into an engagement with Cynergy Advisors, LLC (Cynergy).  As part of the compensation for the work performed on obtaining the financing, Cynergy received 180,000 shares of restricted Common Stock of the Company.  The fair value of the restricted stock was $475,200 or $2.64 per share, the market value of a share of Common Stock on the date the financing closed.  The fair value of this stock was capitalized as Debt Issuance Costs and is being amortized for three years over the term of the financing.

In June 2009, the Company completed a registered direct offering of 2,250,000 shares of common stock at a price of $6.00 per share for total gross proceeds of $13,500,000.  C.K. Cooper & Company acted as lead placement agent on the transaction for which it received consideration in cash.  The Company incurred costs of $798,951 related to this offering.  These costs were netted against the proceeds of the offering through Additional Paid-In Capital.

Restricted Stock Awards

In March 2008, the Company issued 20,000 shares of restricted common stock to employee James Sankovitz pursuant to a written employment agreement.  The issuance of restricted stock is intended to retain and motivate the employee.  The fair value of the award was $140,500 or $7.03 per share, the average market value of a share of Common Stock on the date the stock was issued. The fair value was expensed over the one-year term of the award.  The Company expensed $35,125 related to this award in the six months ended June 30, 2009.  The shares are fully vested at June 30, 2009.  Vesting of the shares was contingent on the employee maintaining employment with the Company and other restrictions included in the employment agreement.

In February 2009, the Company granted 60,000 shares of restricted common stock to employees James Sankovitz and Chad Winter pursuant to written agreements.  The grants of restricted stock are intended to retain and motivate the employees.  The fair value of the awards was $170,400 or $2.84 per share, the market value of a share of common stock on the date the stock was granted.  30,000 of the shares become fully vested on January 1, 2010 and 30,000 of the shares become fully vested on January 1, 2011.  The fair value will be expensed evenly over the term of the award.  The Company expensed $51,062 related to those awards in the six months ended June 30, 2009.  Vesting of the awards is contingent on the employees maintaining employment with the Company and other restrictions in the agreement.

Obligations to Issue Stock

In February 2009, the Company agreed to issue 92,000 shares of Common Stock to three employees of the company.  The employees are fully vested in the shares on the date of the grant.  The fair value of the stock to be issued was $261,280 or $2.84 per share, the market value of a share of common stock on the date the stock was obligated to be issued.  The entire amount of this stock award was expensed in the six months ended June 30, 2009.  These shares were issued in July 2009.

In June 2009, the Company agreed to issue 18,000 shares of Common Stock to an employee of the Company.  The shares are subject to a vesting period beginning on the grant date and becoming fully vested in June 2011. The fair value of the stock to be issued was $148,140 or $8.23 per share, the market value of a share of common stock on the date the stock was obligated to be issued.

NOTE 7                 RELATED PARTY TRANSACTIONS

The Company has purchased leasehold interests from South Fork Exploration, LLC (SFE). In the second quarter of 2009, the company paid a total of $53,603 related to a previously executed leasehold agreement.  SFE’s president is J.R. Reger, the brother of the Company’s CEO, Michael Reger.  J.R. Reger is also a shareholder in the Company.

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

NOTE 8                 STOCK OPTIONS/STOCK BASED COMPENSATION

On November 1, 2007 the Board of Directors granted 560,000 of options under the 2006 Stock Option Plan.  The Company granted 500,000 options, in aggregate, to members of the board and 60,000 options to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  160,000 options granted in 2007 have been exercised as of June 30, 2009.

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

Currently Outstanding Options

No options were exercised in the six months ended June 30, 2009.
No options were forfeited or granted during the six months ended June 30, 2009.
400,000 options are exercisable and outstanding as of June 30, 2009.

There is no further compensation expense that will be recognized in future years, relating to all options that have been granted as of June 30, 2009, since the entire fair value compensation has been recognized.

NOTE 9  REVOLVING CREDIT FACILITY

In February 2009, the Company completed the closing of a revolving credit facility with CIT Capital USA Inc. (“CIT”) that will provide up to a maximum principal amount of $25 million of working capital for exploration and production operations (the “Facility”).  The borrowing base of funds available under the Facility will be redetermined semi-annually based upon the net present value, discounted at 10% per annum, of the future net revenues expected to accrue from its interests in proved reserves estimated to be produced from its oil and gas properties.  $11 million of financing was initially available under the Facility.  In May 2009 CIT agreed to increase the current amount available under the Facility to $16 million in conjunction with the acquisition of certain assets of Windsor Bakken, LLC (see Note 5).  An additional $9 million of financing could become available upon subsequent borrowing base redeterminations.  The Facility terminates on February 27, 2012, with all outstanding borrowings due at that time.   The Company had borrowed $16 million under the facility at June 30, 2009.

The Company has the option to designate the reference rate of interest for each specific borrowing under the Facility as amounts are advanced.  Borrowings based upon the London interbank offering rate (LIBOR) will be outstanding for a period of one, three or six months (as designated by us) and bear interest at a rate equal to 5.50% over the one-month, three-month or six-month LIBOR rate to be no less than 2.50%.  Any borrowings not designated as being based upon LIBOR will have no specified term and generally will bear interest at a rate equal to 4.50% over the greater of (a) the current three-month LIBOR rate plus 1.0% or (b) the current prime rate as published by JP Morgan Chase Bank, N.A.  The Company has the option to designate either pricing mechanism.  Payments are due under the Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified loan period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Facility. At June 30, 2009 the weighted average interest rate on the outstanding borrowings was approximately 8.0%.

The applicable interest rate increases under the Facility and the lenders may accelerate payments under the Facility, or call all obligations due under certain circumstances, upon an event of default.  The Facility references various events constituting a default on the Facility, including, but not limited to, failure to pay interest on any loan under the Facility, any material violation of any representation or warranty under the Credit Agreement in connection with the Facility, failure to observe or perform certain covenants, conditions or agreements under the Facility, a change in control of the Company, default under any other material indebtedness the Company might have, bankruptcy and similar proceedings and failure to pay disbursements from lines of credit issued under the Facility.  The Company was not in default on the Facility as of June 30, 2009, and is not expected to be in default in the future.

The Facility required that the Company enter into swap agreements with Macquarie Bank Limited (“Macquarie”) for each month of the thirty-six (36) month period following the date on which each such swap agreement is executed, the notional volumes for which (when aggregated with other commodity swap agreements and additional fixed-price physical off-take contracts then in effect other than basis differential swaps on volumes already hedged pursuant to other swap agreements), as of the date such swap agreement is executed, is not less than 50% of, nor exceeds 80% of, the reasonably anticipated projected production from the Company’s proved developed producing reserves.  The hedged production is estimated to be equal to approximately 20% of 2009 total production and less than 10% of production volumes in 2010-12.  See Note 14 for additional disclosure concerning these swap agreements.

All of the Company’s obligations under the Facility and the swap agreements with Macquarie are secured by a first priority security interest in any and all assets of the Company pursuant to the terms of a Guaranty and Collateral Agreement and perfected by a mortgage, notice of pledge and security and similar documents.

NOTE 10                 ASSET RETIREMENT OBLIGATION

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

The following table summarizes the company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the six months ended June 30, 2009.

Beginning Asset Retirement Obligation	$61,437
Liabilities Incurred for New Wells Placed in Production	61,403
Accretion of Discount on Asset Retirement Obligations	3,471
Ending Asset Retirement Obligation	$126,311

NOTE 11                      INCOME TAXES

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

The income tax expense (benefit) for the six months ended June 30, 2009 and 2008 consists of the following:

	Six Months Ended June 30,
	2009	2008
Current Income Taxes	$-	$-
Deferred Income Taxes
Federal	5,000	-
State	1,000	-
Total Expense	$6,000	$-

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

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the six months ended June 30, 2009, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at June 30, 2009 relating to unrecognized benefits.

The tax years 2008, 2007 and 2006 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

NOTE 12                      FAIR VALUE

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of June 30, 2009.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Derivative Liabilities	$-	$(1,271,808)	$-
Non-Current Derivative Liabilities	-	(1,561,515)	-
Short-Term Investments (See Note 3)	-	-	2,574,935
Total	$-	$(2,833,323)	$2,574,935

Level 2 liabilities consist of derivative liabilities (see Note 14).  Under SFAS 157, the fair value of the Company's derivative financial instruments is determined based on the counterparties' valuation models that utilize market corroborated inputs.  The fair value of all derivative contracts is reflected on the balance sheet.  The current liability amounts represent the fair values expected to be included in the results of operations for the subsequent year.

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

In February 2008, auctions began to fail for these securities and each auction since then has failed.  Consequently, the investments are not currently liquid.  In the event the Company needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature.  In October 2008, the Company received an offer (the “Offer”) from UBS AG (“UBS”), one of its investment providers, to sell at par value auction-rate securities originally purchased from UBS ($2,825,143) at anytime during a two-year period beginning June 30, 2010.  The Offer was non-transferable and expired on November 14, 2008. On October 28, 2008 the Company elected to participate in the Offer.   The Company has classified auction rate securities as short-term assets on our balance sheet.  In addition to the Offer, UBS is providing no net cost loans up to 75% of the loan-to-market value of eligible auction rate securities until June 30, 2010.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process.  While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  At June 30, 2009, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS investments.  The investment advisors utilized a discounted cash flow approach to arrive at this valuation. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of June 30, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  Based on this

Level 3 valuation, the Company valued the ARS investments at $2,574,935, which represents a decline in value of $250,208 from par.

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

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) Level 3 Financial Assets
Balance at January 1, 2009	$2,416,369
Unrealized Gain Included in Other Comprehensive Income (Loss)	158,566
Balance at June 30, 2009	2,574,935

NOTE 13                      FINANCIAL INSTRUMENTS

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the line of credit. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and the line of credit approximate fair value because of their immediate or short-term maturities.

The Company’s accounts receivable relate to oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  The Company’s accounts receivable at June 30, 2009 and December 31, 2008 do not represent significant credit risks as they are dispersed across many counterparties.

NOTE 14                      DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes commodity swap contracts to (i) reduce the effects of volatility in price changes on the oil commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow.

Crude Oil Derivative Contracts Cash-flow Hedges

The Company's designated cash-flow hedges under provisions of SFAS No. 133 consisted of crude oil futures contracts.  The contracts were used to establish floor prices on anticipated future oil production. There were no net premiums received or paid when the Company entered into these contracts.  At settlement any realized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the statement of operations.   The Company realized a hedging loss of $125,878 and a hedging gain of $1,300 for the six months ended June 30, 2009 and 2008, respectively.

The following table reflects open commodity derivative contracts as of June 30, 2009, the associated volumes and the corresponding weighted average NYMEX reference price.

Settlement Period	Oil (Barrels)	Fixed Price	Weighted Avg NYMEX Reference Price
Oil Swaps
07/01/09 – 02/29/12	96,000	51.25	76.15
07/01/09 – 12/31/11	45,000	66.15	75.99

At June 30, 2009, the Company had derivative financial instruments under SFAS No. 133 recorded on the consolidated balance sheet as set forth below:

Type of Contract	Balance Sheet Location	Estimated Fair Value
Derivatives Designated as Hedging Instruments

Derivative Liabilities:
Oil Contracts	Other Current Liabilities	$ 1,271,808
Oil Contracts	Other Non-Current Liabilities	$ 1,561,515
Total Derivative Liabilities		$ 2,833,323

NOTE 15                      COMPREHENSIVE INCOME

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income.  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to stockholders of the Company.

For the periods indicated, comprehensive income (loss) consisted of the following:

	Six Month Period Ended June 30,
	2009	2008
Net Income (Loss)	$8,599	$(96,188)
Unrealized Gains on Marketable Securities (net of tax of $68,000)	90,566	-
Unrealized Loss on Derivative Liabilities (net of tax of $1,133,000)	(1,700,323)	-
Comprehensive Income (Loss) Net	$(1,601,198)	$(187,277)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Statement Concerning Forward-Looking Statements

 This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements.  When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “target,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes.  Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  oil prices, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results described in these statements.  Forward-looking statements speak only as of the date they are made.  You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by subsequent reports we file with the United States Securities and Exchange Commission (the “SEC”), which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview and Outlook

We are an oil and gas exploration and production company.  Our properties are located in Montana, North Dakota and New York.  Our corporate strategy is to build shareholder value through the development and acquisition of oil and gas assets that exhibit economically producible hydrocarbons.

During the quarter ended June 30, 2009, we continued the development of our oil and gas properties primarily in the Williston Basin Bakken play.  We drilled, completed or acquired interests in an additional 53 gross wells (approximately 1.87 net wells) during the quarter.

Slawson Exploration Company Exploration and Development Agreement

On May 22, 2009, we entered into an Exploration and Development Agreement with Slawson Exploration Company, Inc. (“Slawson”) pursuant to which we acquired certain North Dakota Bakken assets from Windsor Bakken LLC as part of a syndicate led by privately owned Slawson.  Pursuant to the Exploration and Development Agreement, we purchased a five percent (5.0%) interest in oil and gas rights covering approximately 60,000 undeveloped net acres.  We also acquired fourteen percent (14%) of the existing 59 gross Bakken and Three Forks producing well bores in North Dakota including approximately 1,200 barrels of oil production per day. In the transaction we purchased approximately 300,000 barrels of proven producing reserves as well as approximately 3,000 net undeveloped acres for a total cost of $7,300,000.  The acreage includes several high-rate Parshall Field wells that we believe offer significant infill drilling potential.  All consideration was paid in cash using additional borrowing made available under our credit facility with CIT Capital USA Inc. (“CIT”), as more fully described below.

Under the Exploration and Development Agreement, we agreed to share pro-rata in the costs associated with Slawson’s acquisition of the properties from Windsor Bakken LLC and certain continuing obligations and commitments in connection with future drilling activities on the subject properties.  We may be subject to forfeiture of certain portions of the properties in the event it does not elect to participate in drilling wells on the properties, as fully described in the Exploration and Development Agreement.  Slawson will be responsible for all operations concerning the properties, and is expected to drill up to 45 gross Bakken wells on the newly acquired acreage through 2010.  We currently expect drilling under the arrangement to be focused on approximately 23,000 acres in the core Bakken prospects located in Mountrail County, encompassing a significant portion of our existing core Bakken acreage.

2009 Drilling Projects

We are engaged in numerous drilling activities on properties presently owned and intend to drill or develop other properties acquired in the future.  We drilled or acquired interests in an additional 53 gross wells (approximately 1.87 net wells) during the quarter.  In 2009, we intend to continue drilling efforts on our existing acreage in North Dakota and Montana, and to commence drilling or participate in approximately 60-70 new gross wells including first and second quarter completions.

As of June 30, 2009, we have a total of 140 gross wells that are either drilling, completing or producing, including 104 producing wells and 36 drilling or completing wells.  Permits continue to be issued for drilling units in which we have acreage interests within North Dakota and Montana.  We do not know if or when applicable operators will chose to commence drilling activities for any contemplated well that is not yet drilling.

Production History

The following table presents information about our produced oil and gas volumes during the three month and six month periods ended June 30, 2009 compared to the three month and six month periods ended June 30, 2008.  As of June 30, 2009, we were selling oil and natural gas from a total of 104 gross wells (approximately 4.97 net wells), compared to 9 gross wells (approximately .92 net wells) at June 30, 2008.  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
Net Production:
Oil (Bbl)	50,396	693	6,354	77,956	721	9,497
Natural Gas (Mcf)	6,604	5,693	114	8,647	7,228	118
Barrel of Oil Equivalent (Boe)	51,497	708	6,373	79,397	734	9,517

Average Sales Prices:
Oil (per Bbl)	55.21	(54)	120.04	48.95	(56)	110.42
Effect of oil hedges on average price (per Bbl)	(2.85)	-	0.00	(1.61)	(1,250)	0.14
Oil net of hedging (per Bbl)	52.36	(56)	120.04	47.34	(57)	110.56
Natural Gas (per Mcf)	5.05	(67)	15.48	5.26	(66)	15.27
Effect of natural gas hedges on average price (per Mcf)	0.00	-	0.00	0.00	-	0.00
Natural gas net of hedging (per Mcf)	5.05	(67)	15.48	5.26	(66)	15.27

Average Production Costs:
Oil (per Bbl)	2.43	94	1.25	2.78	182	0.99
Natural Gas (per Mcf)	0.24	(46)	0.45	0.26	(42)	0.45
Barrel of Oil Equivalent (Boe)	2.41	91	1.26	2.76	179	0.99

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the three month and six month periods ended June 30, 2009, compared to the three month and six month periods ended June 30, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Depletion of oil and natural gas properties	$719,596	$106,942	$1,101,250	$147,578

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at June 30, 2008 and June 30, 2009.  A net well represents our percentage ownership of a gross well. No wells have been permitted or drilled on any of our Yates County, New York acreage.  The following table does not include wells in which our interest is limited to royalty and overriding royalty interests.  The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.

	June 30,
	2009		2008
	Gross	Net	Gross	Net
North Dakota	97	4.16	7	0.43
Montana	7	0.81	2	0.50
Total:	104	4.97	9	0.93

Results of Operations for the periods ended June 30, 2008 and June 30, 2009.

Our first well commenced drilling in the fourth quarter of 2007.  During 2008 we significantly increased our drilling activities, generated income and achieved net earnings in the third and fourth quarters of 2008 and for the 2008 fiscal year as a whole.  Our current business activities are focused primarily on developing our current acreage position and identifying potential strategic acreage and production acquisitions to continue to consistently increase production and revenues.

During the quarter ended June 30, 2009, we continued the development of our oil and gas properties primarily in the Williston Basin Bakken play.  As of June 30, 2009, we had established production from 104 total gross wells in which we hold working interests, only nine of which had established production as of June 30, 2008.  Our production at June 30, 2009 approximated 967 barrels of oil per day, compared to approximately 792 barrels of oil per day at March 31, 2009.

We drilled with a 100% success rate in the quarter ended June 30, 2009.  We have 101 Bakken or Three Forks wells completed and three successful Red River discoveries at June 30, 2009.  As of June 30, 2009, we expect to participate in the drilling of approximately 60-70 gross oil wells (six to seven net) in 2009.

We recognized $2,418,496 in revenues from sales of oil and natural gas for the three months ended June 30, 2009, compared to $764,528 for the three months ended June 30, 2008.  We recognized $3,059,230 in revenues from sales of oil and natural gas for the six months ended June 30, 2009, compared to $1,050,257 for the six months ended June 30, 2008.  These increases in revenue are due primarily to our continued addition of wells period-over-period and our realization of production from such wells.

Total expenses for the three-month period ended June 30, 2008, were $576,487 and for the three-month period ended June 30, 2009, were $1,608,937.  We had net income of $283,465 for the three-month period ended June 30, 2008, and net income of $315,924 (representing approximately $0.01per share) for the three-month period ended June 30, 2009.  Total expenses for the six-month period ended June 30, 2008, were $1,147,062 and for the six-month period ended June 30, 2009, were $2,735,983.  We had net income of $96,188 for the six-month period ended June 30, 2008, and net income of $8,599 (representing approximately $0.00 per share) for the six-month period ended June 30, 2009.  These increases in expenses are due primarily to increased production expenses, severance taxes and depletion expenses associated with our continued addition of oil and gas production.

Liquidity and Capital Resources

We have historically met our capital requirements through the issuance of common stock and by borrowings.  We believe we improved our available liquidity in the quarter ended June 30, 2009 compared to the prior fiscal quarter through amending our credit facility with CIT and raising additional equity capital through a registered direct offering of our common stock, as more fully described below.  In the future, we anticipate we will be able to provide the necessary liquidity by the revenues generated from the sales of our oil and gas reserves in our existing properties, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings.

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2009.

Current Assets            $   21,876,015

Current Liabilities       $   16,022,330

Working Capital          $     5,853,685

CIT Capital USA, Inc. Credit Facility

On February 27, 2009, we completed the closing of a revolving credit facility with CIT that will provide up to a maximum principal amount of $25 million of working capital for exploration and production operations.  The borrowing base of funds available under the facility will be redetermined semi-annually based upon the net present value, discounted at 10% per annum, of the future net revenues expected to accrue from our interests in proved reserves estimated to be produced from our oil and gas properties.  The facility terminates on February 27, 2012.

The facility initially provided an $11 million borrowing base.  On May 22, 2009, we amended the facility to increase the available borrowing base to $16 million.  The amendment was executed in connection with our purchase of certain leasehold interests from Slawson pursuant to the Exploration and Development Agreement described above.  We may use the additional funds available as a result of the amendment solely to fund the acquisition of properties from Slawson and other associated costs, expenses and fees, unless otherwise agreed to by CIT.  Following the amendment, an additional $9 million of financing could become available upon subsequent borrowing base redeterminations based on the deployment of funds from the facility.  We expect to redetermine our borrowing base as of June 30, 2009.  Given recent production growth and increases in commodity prices, we believe it is likely the borrowing base available under the facility may be further increased at that time.

All of our obligations under the facility and the swap agreements with Macquarie continue to be secured by a first priority security interest in any and all of our assets pursuant to the terms of a Guaranty and Collateral Agreement and perfected by a mortgage, notice of pledge and security and similar documents.

$13.5 Million Registered Direct Offering

On June 29, 2009 we completed a registered direct offering of 2,250,000 shares of our common stock at $6.00 per share, resulting in gross proceeds of approximately $13.5 million.  The offering was conducted pursuant to Northern Oil’s effective shelf registration statement previously filed with the SEC.   Subsequent to June 30, 2009 we  used most of the net proceeds from the offering to repay a portion of the current borrowings under our credit facility with CIT, primarily including borrowings incurred in connection with our May 2009 acquisition of additional Bakken assets.   We paid fees and commissions of $798,951 in the transaction.

Satisfaction of Our Cash Obligations for the Next 12 Months

With the amendment of the CIT credit facility and the addition of equity capital in the quarter ended June 30, 2009, we believe we will be funded to meet our drilling commitments and expected general and administrative expenses for the next twelve months.  Nonetheless, any strategic acquisition of assets may require us to access the capital markets again at some point in the next 12 months.  We believe there may be distressed situations that will arise in 2009 that may make the acquisition of assets a viable strategy, and we will evaluate any potential opportunities as they arise.  Given our non-leveraged asset base and anticipated growing cash flows, we believe we are in a position to take advantage of any distressed opportunities that may arise.  However, there can be no assurance that any additional capital will be available to us on favorable terms or at all.

Over the next 24 months it is possible that our existing capital, the CIT facility and anticipated funds from operations may not be sufficient to sustain continued development of our current acreage position.  Consequently, we may seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.  No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our stockholders.

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

Contractual Obligations and Commitments

As of June 30, 2009, we did not have any material long-term debt obligations other than the CIT credit facility and subordinated notes issued to our chief executive and chief financial officers  in the aggregate principle amount of $500,000.  We also did not have any material capital lease obligations, operating lease obligations or purchase obligations requiring future payments except our office lease that expires on January 31, 2013, and contains a base rent of approximately $142,459 in 2009 and escalating up to approximately $160,236 during the final lease year.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and have not materially changed since that report was filed.

Hedging Activities

Our credit facility with CIT requires that we enter into a swap agreement with Macquarie Bank Limited (“Macquarie”) to hedge certain quantities of oil production over the 36-month term of the facility.  In general, we do not expect to use hedges beyond the extent required by our lenders.  As of June 30, 2009, our current hedging consisted exclusively of WTI-NYMEX crude oil swap agreements settled monthly.  We originally entered into certain swap agreements when we initiated the facility on February 27, 2009 and entered into additional swap agreements when we amended our facility on May 22, 2009.  All of our swap arrangements are settled based upon a constant price per barrel of oil represented by the swap contract.

The following table details our swap agreements as of June 30, 2009, after taking into account the settlement of any swap arrangements that were in place prior to that date.

Period	Notional Monthly Volume (Barrels)	Swap Price
July 2009 through December 2009	5,500	$ 51.25
July 2009 through December 2009	1,500	$ 66.15
January 2010 through December 2010	3,000	$ 51.25
January 2010 through December 2010	1,500	$ 66.15
January 2011 through December 2011	2,000	$ 51.25
January 2011 through December 2011	1,500	$ 66.15
January 2012 through February 2012	1,500	$ 51.25

A hypothetical $0.10 change in the WTI-NYMEX reference price applied to the notional amounts of each contract listed above would have caused an aggregate $28,200 unrealized gain (loss) on hedging activities as of June 30, 2009.

 Interest Rate Risk

Our credit facility with CIT subjects us to interest rate risk on borrowings under that facility.  Our facility allows us to fix the interest rate of borrowings under the facility for all or a portion of the principal balance for a period up to six months.  To the extent the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not impact results of operations or cash flows.  Conversely, for the portion of our borrowings that has a floating interest rate, interest rate changes will not affect the fair market value but will impact future results of operations and cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of June 30, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than with respect to the addition of one risk factor and the restatement of another risk factor, each as described below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008.

We add the following additional risk factor:

As a non-operator, our development of successful operations relies extensively on third-parties who, if not successful, could have a material adverse affect on our results of operation.

We have only participated in wells operated by third-parties. Our current ability to develop successful business operations depends on the success of our consultants and drilling partners. As a result, we do not control the timing or success of the development, exploitation, production and exploration activities relating to our leasehold interests. If our consultants and drilling partners are not successful in such activities relating to our leasehold interests, or are unable or unwilling to perform, our financial condition and results of operation may be materially adversely affected.

Our current risk factor captioned “Estimates of oil and natural gas reserves that we make may be inaccurate and our actual revenues may be lower than our financial projections” is restated as follows:

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

          Determining the amount of oil and gas recoverable from various formations where we have exploration and production activities involves great uncertainty. For example, in 2006, the North Dakota Industrial Commission published an article that identified three different estimates of generated oil recoverable from the Bakken formation. An organic chemist estimated 50% of the reserves in the Bakken formation to be technically recoverable, an oil company estimated a recovery factor of 18%, and values presented in the North Dakota Industrial Commission Oil and Gas Hearings ranged from 3 to 10%.

          The process of estimating oil and natural gas reserves is complex and will require us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. As a result, our reserve estimates will be inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those we estimate. If actual production results vary substantially from our reserve estimates, this could materially reduce our revenues and result in the impairment of our oil and natural gas interests.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)           We held our Annual Meeting of Shareholders on June 18, 2009.

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

Ryan R. Gilbertson                                                     Robert Grabb                                                   Jack King
Lisa Bromiley Meier                                                   Loren J. O’Toole                                                Michael L. Reger
Carter Stewart
(c)           Matters Voted Upon

Proposal 1: Election of Directors

The following votes were recorded with respect to this proposal:

	Votes For	Votes Withheld
Ryan R. Gilbertson	19,931,902	84,925
Robert Grabb	19,931,902	84,925
Jack King	19,931,902	84,925
Lisa Bromiley Meier	19,931,902	84,925
Loren J. O’Toole	19,931,902	84,925
Michael L. Reger	19,931,902	84,925
Carter Stewart	19,931,902	84,925

Proposal 2: Ratification of Appointment of Independent Registered Public Accountants

The following votes were recorded with respect to the ratification of the appointment of Mantyla McReynolds LLC as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

Votes For	19,960,807
Votes Against	29,185
Votes Abstaining	26,835
Broker No Votes	----

Proposal 3: Approval of the Northern Oil and Gas, Inc. 2009 Equity Incentive Plan

The following votes were recorded with respect to the approval of the Northern Oil and Gas, Inc. 2009 Equity Incentive Plan:

Votes For	19,405,395
Votes Against	566,111
Votes Abstaining	45,321
Broker No Votes	----

(d)           Not applicable

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	July 30, 2009	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	July 30, 2009	By:	/s/ Ryan R. Gilbertson
Ryan R. Gilbertson, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Composite Articles of Incorporation of Northern Oil and Gas, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K/A (Amendment No. 3) filed with the SEC on June 24, 2009.)

3.2	Bylaws of Northern Oil and Gas, Inc., as amended. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2007.)
10.1	Northern Oil and Gas, Inc. 2009 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on July 16, 2009.)
10.2
Exploration and Development Agreement dated effective as of April 1, 2009 by and between Slawson Exploration Company, Inc. and Northern Oil and Gas, Inc.  (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2009.)

10.3
First Amendment to Credit Agreement dated as of May 22, 2009 among Northern Oil and Gas, Inc., CIT Capital USA Inc., and the Lenders party thereto.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2009.)

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