Form 10-Q
period 2009-09-30
NORTHERN OIL & GAS, INC.
filed 2009-10-27
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

As of October 26, 2009, there were 36,811,184 shares of our common stock, par value $0.001, outstanding.

NORTHERN OIL AND GAS, INC.
FORM 10-Q

September 30, 2009

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

ASSETS
	September 30,	December 31,
	2009	2008
	(UNAUDITED)	Adjusted *
CURRENT ASSETS
Cash and Cash Equivalents	$288,042	$780,716
Trade Receivables	5,989,190	2,028,941
Other Receivables	874,453	874,453
Prepaid Drilling Costs	5,211	4,549
Prepaid Expenses	98,177	71,554
Short - Term Investments	1,820,903	-
Deferred Tax Asset	562,000	1,390,000
Total Current Assets	9,637,976	5,150,213

PROPERTY AND EQUIPMENT, AT COST
Oil and Natural Gas Properties, Full Cost Method (including unevaluated costs of
$44,001,755 at 9/30/09 and $35,990,267 at 12/31/2008)	73,528,745	47,260,838
Other Property and Equipment	422,850	408,400
Total Property and Equipment	73,951,595	47,669,238
Less - Accumulated Depreciation and Depletion	2,602,925	748,421
Total Property and Equipment, Net	71,348,670	46,920,817

LONG - TERM INVESTMENTS	-	2,416,369

DEBT ISSUANCE COSTS	1,574,028	-

DEFERRED TAX ASSET	493,000	33,000

Total Assets	$83,053,674	$54,520,399

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$4,887,047	$1,934,810
Line of Credit	838,397	1,650,720
Accrued Expenses	1,252,657	1,270,075
Derivative Liability	1,058,535	-
Other Liabilities	18,574	135,731
Total Current Liabilities	8,055,210	4,991,336

LONG-TERM LIABILITIES
Revolving Line of Credit	9,000,000	-
Derivative Liability	1,150,676	-
Subordinated Notes	500,000	-
Other Noncurrent Liabilities	212,400	-
Total Long-Term Liabilities	10,863,076	-

Total Liabilities	18,918,286	4,991,336

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001; 100,000,000 Authorized, 36,769,195
Outstanding (2008 – 34,120,103 Shares Outstanding)	36,770	34,121
Additional Paid-In Capital	65,756,360	51,692,776
Accumulated Deficit	(209,291)	(1,957,060)
Accumulated Other Comprehensive Income (Loss)	(1,448,451)	(240,774)
Total Stockholders' Equity	64,135,388	49,529,063

Total Liabilities and Stockholders' Equity	$83,053,674	$54,520,399

The accompanying notes are an integral part of these condensed financial statements.

* See Note 2

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008	2009	2008
		Adjusted *		Adjusted *
REVENUES
Oil and Gas Sales	$ 5,146,972	$ 1,362,655	$ 8,206,202	$ 2,412,912
Gain (Loss) on Derivatives	(291,000)	-	(416,878)	1,300
	4,855,972	1,362,655	7,789,324	2,414,212

OPERATING EXPENSES
Production Expenses	236,362	18,078	450,502	27,496
Severance Taxes	437,048	69,673	684,763	120,009
General and Administrative Expense	896,877	355,103	2,020,828	1,273,722
Depletion of Oil and Gas Properties	935,804	144,757	1,786,130	264,697
Depreciation and Amortization	22,918	12,602	68,374	33,713
Accretion of Discount on Asset Retirement Obligations	1,306	-	4,777	-
Total Expenses	2,530,315	600,213	5,015,374	1,719,637

INCOME FROM OPERATIONS	2,325,657	762,442	2,773,950	694,575

OTHER INCOME (EXPENSE)	321,589	155,121	138,819	346,814

INCOME BEFORE INCOME TAXES	2,647,246	917,563	2,912,769	1,041,389

INCOME TAX PROVISION	1,059,000	-	1,165,000	-

NET INCOME	$ 1,588,246	$ 917,563	$ 1,747,769	$ 1,041,389

Net Income Per Common Share - Basic and Diluted	$ 0.04	$ 0.03	$ 0.05	$ 0.03

Weighted Average Shares Outstanding – Basic	36,769,195	33,834,283	35,201,124	31,192,461

Weighted Average Shares Outstanding - Diluted	36,941,573	34,414,987	35,312,834	34,374,298

The accompanying notes are an integral part of these condensed financial statements.
*See Note 2

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
		Adjusted *
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 1,747,769	$ 1,041,389
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depletion of Oil and Gas Properties	1,786,130	264,697
Depreciation and Amortization	380,760	33,713
Accretion of Discount on Asset Retirement Obligations	4,777	-
Income Tax Provision	1,165,000	-
Issuance of Stock for Consulting Fees	-	49,875
Issuance of Stock for Compensation	127,090	-
Market Value adjustment of Derivative Instruments	-	(95,148)
Amortization of Deferred Rent	(13,930)	-
Share - Based Compensation Expense	196,958	70,250
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(3,960,249)	(1,541,207)
Increase in Prepaid Expenses	(26,623)	(96,217)
Increase in Accounts Payable	2,952,237	657,517
Decrease in Accrued Expenses	(17,418)	(107,697)
Net Cash Provided By Operating Activities	4,342,501	277,172

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Office Equipment and Furniture	(14,450)	(224,315)
Decrease (Increase) in Prepaid Drilling Costs	(662)	339,914
Proceeds from Sale of Short-term Investment, net	800,000	(3,550,524)
Increase in Oil and Gas Properties	(25,804,442)	(28,039,985)
Net Cash Used For Investing Activities	(25,019,554)	(31,474,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Margin Loan	-	988,439
Payments on Line of Credit	(812,323)	-
Advances on Revolving Credit Facility	26,000,000	-
Repayments on Revolving Credit Facility	(17,000,000)
Cash Paid for Listing Fee	-	(65,000)
Sale of Calls	-	95,148

Increase in Subordinated Notes, net	500,000	-
Debt Issuance Costs Paid	(1,190,061)	-
Proceeds from Issuance of Common Stock - Net of Issuance Costs	12,686,763	25,904,858
Proceeds from Exercise of Stock Options	-	933,800
Net Cash Provided by Financing Activities	20,184,379	27,857,245

NET DECREASE IN CASH AND CASH EQUIVALENTS	(492,674)	(3,340,493)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	780,716	10,112,660

CASH AND CASH EQUIVALENTS – END OF PERIOD	$ 288,042	$ 6,772,167

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$ 472,116	$ -
Cash Paid During the Period for Income Taxes	$ -	$ -

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$ 224,879	$ 1,286,936
Payment of Consulting Fees through Issuance of Common Stock	$ -	$ 49,875
Payment of Compensation through Issuance of Common Stock	$ 324,048	$ -
Capitalized Asset Retirement Obligations	$ 104,396	$ -
Fair Value of Warrants Issued for Debt Issuance Costs	$ 221,153	$ -
Payment of Debt Issuance Costs through Issuance of Common Stock	$ 475,200	$ -

The accompanying notes are an integral part of these condensed financial statements.

* See Note 2

NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

The Company will continue to focus on projects in the oil and gas industry primarily based in the Rocky Mountains and specifically the Williston Basin Bakken Shale formation. The Company has begun to develop its substantial leasehold in the Bakken play and will continue to do so as well as target additional opportunities in emerging plays utilizing its first mover leasing advantage.  We participate on a heads up basis in the drilling of wells on our leasehold.  We own working interest in wells, and do not lease land to operators.  To this point we have participated only in wells operated by others but have a substantial inventory of high working interest locations that we have begun to develop.  We believe the advantage gained by participating as a non-operating partner in the over 100 gross oil wells completed as of September 30, 2009 has given us valuable data on completions and will help our operating partners control well costs and enhance results as we continue to develop our higher working interest sections in 2009 and beyond.

The Company participates on a heads up basis proportionate to its working interest in a declared drilling unit.  Although to this point we have participated with interests ranging from 1% to 51%, we expect to participate in incrementally higher working interest drilling units, eventually operating our inventory of high working interest drilling units with a range of 40% to 100% ownership.  We control approximately 70,000 net acres in the growing Williston Basin Bakken and Three Forks Play, which exposes us to approximately 110 net wells based on 640 acre spacing units and 220 net wells based on 320 acre spacing units.  We believe recoveries from the Three Forks/Sanish formation  and down spacing will potentially expose us to significantly more wells as development continues throughout the field.

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

NOTE 2  SIGNIFICANT ACCOUNTING PRACTICES

The financial information included herein is unaudited, except the adjusted balance sheet as of December 31, 2008, which has been derived from our audited financial statements as of December 31, 2008.  However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission.  The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (also see Change in Accounting Principle Related to Drilling Costs below).

Cash, Cash Equivalents, and Short-Term Investments

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

Other Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to five years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  We have not recognized any impairment losses on non oil and gas long-lived assets.  Depreciation expense was $68,374 for the nine months ended September 30, 2009.

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

The amortization of debt issuance costs for the nine months ended September 30, 2009 was $312,386.

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

Revenue Recognition and Gas Balancing

We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of September 30, 2009 and December 31,

2008, our gas production was in balance, i.e., our cumulative portion of gas production taken and sold from wells in which we have an interest equaled our entitled interest in gas production from those wells.

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55 (Prior authoritative literature: FASB Statement 123(R), Share-Based Payment).”  This statement requires us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-30 (Prior authoritative literature, FASB Statement 109, Accounting for Income Taxes).”  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30 (Prior authoritative literature, EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods, or Services).”

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding - basic	36,769,195	33,834,283	35,201,124	31,192,461
Plus: Potential issuance of common shares
Stock options, warrants, and restricted stock.	172,378	580,704	111,710	3,181,837
Weighted average common shares outstanding - diluted	36,941,573	34,414,987	35,312,834	34,374,298
Stock options and warrants excluded from EPS due to the anti-dilutive effect	-	-	28,878	-

s of September 30, 2009 there were 400,000 potentially dilutive shares from stock options that became exercisable in 2007.

In addition, as of September 30, 2009, there were 300,000 warrants that were issued in conjunction with the February 2009 revolving credit facility with CIT Capital USA, Inc. that remained outstanding and exercisable.  These warrants are presently exercisable and represent potentially dilutive shares.  Each of these warrants has an exercise price of $5.00.

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  The Company capitalized $1,273,353 of internal costs and $456,398 of interest for the nine months ended September 30, 2009.

As of September 30, 2009 we controlled acreage in Sheridan County, Montana with primary targets including the Red River and Mission Canyon. We controlled acreage in North Dakota, primarily in Mountrail County, targeting the Bakken Shale and Three Forks/Sanish as well as acreage in Yates County, New York that is prospective for Marcellus Shale and Trenton-Black River natural gas production. Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the year ended December 31, 2008, the Company sold acreage for $468,609.  The proceeds for these sales were applied to reduce the capitalized costs of oil and gas properties. There were no property sales for the nine months ended September 30, 2009.

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs, asset retirement costs under FASB ASC 410-20-25 (Prior authoritative literature:, FASB Statement 143, Accounting for Asset Retirement Obligations) are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

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

Impairment

FASB ASC 360-10-15 (Prior authoritative literature, FASB Statement 144, Accounting for the Impairment and Disposal of Long-Lived Assets) requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting (which we use) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.

Change in Accounting Principle Related to Drilling Costs

In the third quarter of 2009, the Company changed its method of accounting for drilling costs from the accrual of drilling costs at the time drilling commenced for a well to recording the costs when amounts are invoiced by operators.  Recording drilling costs when the amounts are invoiced by operators is deemed preferable as it better represents the Company’s actual drilling costs.  The recording of drilling costs in this method also is consistent with other companies in the oil and gas industry.  The change decreased Depletion Expense by $512,794, increased Income Tax Provision by $206,000, and increased Net Income by $306,794 or $0.01 per share on a diluted basis for the nine months ended September 30, 2009.  The effect of the change on the three months ended September 30,

2009 was to decrease Depletion Expense by $261,870, increase Income Tax Provision by $105,000 and to Increase Net Income by $156,870 or $0.00 per share on a diluted basis.

The following Table shows the effects on the Company's Balance Sheets:

	September 30, 2009			December 31, 2008
			Effect of			Effect of
	Before Change	After Change	Change	As Reported	Adjusted	Change
Deferred Tax Asset - Current	$ 811,000	$ 562,000	$ (249,000)	$ 1,433,000	$ 1,390,000	$ (43,000)
Oil and Gas Properties, Full Cost Method	88,178,453	73,528,745	(14,649,708)	55,680,597	47,260,838	(8,419,759)
Accumulated Depreciation and Depletion	3,084,428	2,464,045	(620,383)	856,010	748,421	(107,589)
Accrued Drilling Costs	14,649,709	-	(14,649,709)	8,419,729	-	(8,419,729)
Accumulated Deficit	$ (580,674)	$ (209,291)	$ 371,383	$ (2,021,649)	$ (1,957,060)	$ 64,589

The following Table shows the effect on the Company's Statement of Operations

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
			Effect of			Effect of
	As Reported	Adjusted	Change	As Reported	Adjusted	Change
Depletion Expense	$ 190,501	$ 144,757	$ (45,744)	$ 338,079	$ 264,697	$ (73,382)
Net Income	$ 871,819	$ 917,563	$ 45,744	$ 968,007	$ 1,041,389	$ 73,382
Earnings Per Share - Basic and Diluted	$ 0.03	$ 0.03	-	$ 0.03	$ 0.03	-

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
			Effect of			Effect of
	Before Change	After Change	Change	Before Change	After Change	Change
Depletion Expense	$ 1,197,674	$ 935,804	$ (261,870)	$ 2,298,924	$ 1,786,130	$ (512,794)
Income Tax Provision	1,164,000	1,059,000	(105,000)	1,371,000	1,165,000	(206,000)
Net Income	$ 1,431,376	$ 1,588,246	$ 156,870	$ 1,440,975	$ 1,747,769	$ 306,794
Earnings Per Share - Basic and Diluted	$ 0.04	$ 0.04	-	$ 0.04	$ 0.05	$ 0.01

New Accounting Pronouncements

In March 2008, the FASB issued FASB ASC 815-10-15 (Prior authoritative literature, FASB Statement 161, Disclosures About Derivative Instruments and Hedging Activities).  FASB ASC 815-10-15 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  FASB ASC 815-10-15 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Pursuant to the transition provisions of the Statement, the Company adopted FASB ASC 815-10-15 on January 1, 2009.  The required disclosures are presented in Note 14 on a prospective basis. This Statement does not impact the financial results as it is disclosure-only in nature.

In April 2009, the FASB issued FASB ASC 270-10-05 (Prior authoritative literature: APB 28-1, Interim Disclosures About Fair Value of Financial Instruments). The FASB ASC 270-10-05 (Prior authoritative literature: APB 28-1, Interim Disclosures About Fair Value of Financial Instruments) amends FASB ASC 825-10-50 (Prior authoritative literature: FASB Statement 107, Disclosures About Fair Value of Financial Instruments) to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FASB ASC 270-10-05 (Prior authoritative literature: APB 28-1, Interim Disclosures About Fair Value of Financial Instruments) is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The required disclosures are presented in Note 12 on a prospective basis.

In February 2008, the FASB issued FSP FASB ASC 820-10-55 (Prior authoritative literature: FASB FSP 157-2/Statement 157, Effective Date of FASB Statement No. 157.) FASB ASC 820-10-55 (Prior authoritative literature: FASB FSP 157-2/Statement 157, Effective Date of FASB Statement No. 157) delayed the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of FASB ASC 820-10-55 (Prior authoritative literature: FASB FSP 157-2/Statement 157, Effective Date of FASB Statement No. 157) related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the Financial Statements. See Note 12 for FASB ASC 820-10-55 (Prior authoritative literature: FASB FSP 157-2/Statement 157, Effective Date of FASB Statement No. 157) disclosures.

In April 2009, the FASB issued FASB ASC 820-10-65 (Prior authoritative literature: FASB Statement 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly).  FASB ASC 820-10-65 (Prior authoritative literature: FASB Statement 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) provides additional guidance in estimating fair value), when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  FASB ASC 820-10-65 (Prior authoritative literature: FASB Statement 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly)also provides additional guidance on circumstances that may indicate a transaction is not orderly.  FASB ASC 820-10-65 (Prior authoritative literature: FASB Statement 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions during second quarter 2009.  FASB ASC 820-10-65 (Prior authoritative literature: FASB Statement 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures for third quarter 2009.

In April 2009, the FASB issued FASB ASC 320-10-65 (Prior authoritative literature: FASB FSP 115-2/124-2, Recognition and Presentation of Other-Than-Temporary Impairments). The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This ASC is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of the provisions of this ASC in the second quarter 2009 did not have a material impact on the Financial Statements.

In June 2009, the FASB issued FASB ASC 860-10-05 (Prior authoritative literature: FASB Statement 166, Accounting for Transfers of Financial Assets). FASB ASC 860-10-05 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of FASB ASC 860-10-05 on its financial position and results of operations.

In June 2009, the FASB issued FASB ASC 810-10-25 (Prior authoritative literature: FASB Statement 167-Amendment to FIN 46(R), Consolidation of Variable Entities). FASB ASC 810-10-25 (Prior authoritative literature: FASB Statement 167-Amendment to FIN 46(R), Consolidation of Variable Entities) eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. FASB ASC 810-10-25 (Prior authoritative literature: FASB Statement 167-Amendment to FIN 46(R), Consolidation of Variable Entities) contains certain guidance for determining whether an entity is a variable interest entity. This statement also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FASB ASC 810-10-25 (Prior authoritative literature: FASB Statement 167-Amendment to FIN 46(R), Consolidation of Variable Entities) will be effective as of the beginning of the Company’s 2010 fiscal year. The Company is currently evaluating the impact of the adoption of FASB ASC 810-10-25 (Prior authoritative literature: FASB Statement 167-Amendment to FIN 46(R), Consolidation of Variable Entities).

In June 2009, the FASB issued FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). Under FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles), the FASB Accounting Standards Codification ™ (the “Codification”) will become the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non-SEC accounting literature which will become nonauthoritative. FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles) is effective for the Company’s 2009 third fiscal quarter. The adoption of FASB ASC 105-10-65 (Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles) will not have a material impact on the Company’s Financial Statements. All references to U.S. GAAP provided in the notes to the Financial Statements have been updated to conform to the Codification.

In May 2009, the FASB issued FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events). FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events) provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events) is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has evaluated subsequent events through October 26, 2009, the date of issuance of the Company’s financial position and results of operations.

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

The following is a summary of our short-term investments as of September 30, 2009:

	Cost at September 30, 2009	Unrealized (Loss)	Fair Market Value at September 30, 2009
Auction Rate Municipal Bonds	$1,750,000	$(195,382)	$1,554,618
Auction Rate Preferred Stock	275,143	(8,858)	266,285
Total Short-Term Investments	$2,025,143	$(204,240)	$1,820,903

For the nine months ended September 30, 2009 there were no realized gains or losses recognized on the sale of investments.  In November 2008 we received, in a settlement agreement from UBS AG (“UBS”), rights which allow us to put back the auction rate securities at par value to UBS starting in June 2010.  We expect to liquidate these investments at par no later than June 2010, in the meantime they continue to pay interest at various rates.  Under the settlement agreement with UBS, we also have the ability to borrow up to 75% of the loan-to-market value of eligible auction rate securities on a no-net cost basis.  As of September 30, 2009, we have borrowed $838,397 under this agreement, with an additional $680,353 of borrowings available under the agreement.

The Company reviews these investments on a quarterly basis to determine if it is probable that the Company will realize some portion of the unrealized loss in accordance with FASB ASC 320-10-35 (Prior authoritative literature, FASB Statement 115, 115-1, and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments).   In determining if the difference between cost and estimated fair value of the auction rate securities was deemed either temporary or other-than-temporary impairment, the Company evaluated each type of short-term investment using a set of criteria including decline in value, duration of the decline, period until anticipated recovery, nature of investment, probability of recovery, financial condition and near-term prospects of the issuer, the Company’s intent and ability to retain the investment, attributes of the decline in value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities. The Company determined the decline in the fair values in all of the investments in the auction rate securities were temporary as of September 30, 2009, primarily based on estimated cash flows of the investments, the settlement agreement entered into with UBS, and the Company’s ability and intent to hold such investments until settlement.

NOTE 4  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009, consisted of the following:

September 30, 2009
Oil and Gas Properties, Full Cost Method
Unevaluated Costs, Not Subject to Amortization or Ceiling Test	$44,001,755
Evaluated Costs	29,526,990
73,528,745
Office Equipment, Furniture, Leasehold Improvements and Software	422,850
73,951,595
Less: Accumulated Depreciation, Depletion, and Amortization
Property and Equipment	2,602,925
Total	$71,348,670

The following table shows depreciation and depletion expense by type of asset:

	Nine Month Period Ended September 30,
	2009	2008 Adjusted
Depletion of Costs for Evaluated Oil and Gas Properties	$1,786,130	264,697
Depreciation of Office Equipment, Furniture, and Software	68,374	33,713
Total Depreciation and Depletion Expense	$1,854,504	$298,410

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

In February 2009, the Company agreed to issue 92,000 shares of Common Stock to three employees of the company as compensation for their services.  The employees are fully vested in the shares on the date of the grant.  The fair value of the stock to be issued was $261,280 or $2.84 per share, the market value of a share of common stock on the date the stock was obligated to be issued.  The entire amount of this stock award was expensed in the nine months ended September 30, 2009.

On February 27, 2009, the Company closed on a revolving credit facility with CIT Capital USA, Inc. (CIT).  As part of obtaining this credit facility agreement the Company entered into an engagement with Cynergy Advisors, LLC (Cynergy).  As part of the compensation for the work performed on obtaining the financing, Cynergy received 180,000 shares of restricted Common Stock of the Company.  The fair value of the restricted stock was $475,200 or $2.64 per share, the market value of a share of Common Stock on the date the financing closed.  The fair value of this stock was capitalized as Debt Issuance Costs and is being amortized for three years over the term of the financing.

On April 3, 2009 the Company acquired leasehold interests in North Dakota. The total consideration paid for this acreage was 49,092 shares of restricted common stock.  The fair value of the restricted stock was $224,879, or $4.58 per share, the market value of a share of Common Stock on the date the leasehold interests were acquired.

In June 2009, the Company completed a registered direct offering of 2,250,000 shares of common stock at a price of $6.00 per share for total gross proceeds of $13,500,000.  C.K. Cooper & Company acted as lead placement agent on the transaction for which it received consideration in cash.  The Company incurred costs of $813,237 related to this offering.  These costs were netted against the proceeds of the offering through Additional Paid-In Capital.

Restricted Stock Awards

In March 2008, the Company issued 20,000 shares of restricted common stock to employee James Sankovitz pursuant to a written employment agreement.  The issuance of restricted stock is intended to retain and motivate the employee.  The fair value of the award was $140,500 or $7.03 per share, the average market value of a share of Common Stock on the date the stock was issued. The fair value was expensed over the one-year term of the award.  The Company expensed $35,125 related to this award in the nine months ended September 30, 2009.  The shares are fully vested at September 30, 2009.  Vesting of the shares was contingent on the employee maintaining employment with the Company and other restrictions included in the employment agreement.

In February 2009, the Company granted 60,000 shares of restricted common stock to employees James Sankovitz and Chad Winter pursuant to written agreements.  The grants of restricted stock are intended to retain and motivate the employees.  The fair value of the awards was $170,400 or $2.84 per share, the market value of a share of common stock on the date the stock was granted.  30,000 of the shares become fully vested on January 1, 2010 and 30,000 of the shares become fully vested on January 1, 2011.  The fair value will be expensed evenly over the term of the award.  The Company expensed $87,763 related to those awards in the nine months ended September 30,

2009.  Vesting of the awards is contingent on the employees maintaining employment with the Company and other restrictions in the agreement.

In June 2009, the Company agreed to issue 18,000 shares of restricted Common Stock to an employee of the Company pursuant to a written employment agreement.  The issuance of restricted stock is intended to retain and motivate the employee.  The fair value of the award was $148,140 or $8.23 per share, the market value of a share of Common Stock on the date the shares were obligated to be issued.  6,000 of the shares became fully vested on September 1, 2009 and 6,000 of the shares become fully vested on June 1, 2010 and June 1, 2011.  The fair value will be expensed over the term of the award.  The Company expensed $74,070 related to this award in the nine months ended September 30, 2009.  Vesting of the award is contingent on the employee maintaining employment with the Company and other restrictions in the agreement.

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

All transactions involving related parties were approved by the Company’s Board of Directors or Audit Committee.

NOTE 8  STOCK OPTIONS/STOCK BASED COMPENSATION

On November 1, 2007 the Board of Directors granted 560,000 of options under the 2006 Stock Option Plan.  The Company granted 500,000 options, in aggregate, to members of the board and 60,000 options to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  160,000 options granted in 2007 have been exercised as of September 30, 2009.

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10-55 (Prior authoritative literature: FASB Statement 123(R), Share-Based Payment). This statement requires us to record an expense associated with the fair value of stock-based compensation.  We currently use the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options will be recognized as compensation over the vesting period.  The Company received no cash consideration for these option grants.  There have been no stock options granted in 2008 or 2009 under the 2006 Stock Option Plan, and all exercises of options during 2008 related to prior period grants.

Currently Outstanding Options

▪	No options were exercised in the nine months ended September 30, 2009.
▪	No options were forfeited or granted during the nine months ended September 30, 2009.
▪	400,000 options are exercisable and outstanding as of September 30, 2009.
▪
There is no further compensation expense that will be recognized in future years relating to all options that have been granted as of September 30, 2009, since the entire fair value compensation has been recognized.

NOTE 9  REVOLVING CREDIT FACILITY

In February 2009, the Company completed the closing of a revolving credit facility with CIT Capital USA Inc. (“CIT”) that will provide up to a maximum principal amount of $25 million of working capital for exploration and production operations (the “Facility”).  The borrowing base of funds available under the Facility will be redetermined semi-annually based upon the net present value, discounted at 10% per annum, of the future net revenues expected to accrue from its interests in proved reserves estimated to be produced from its oil and gas properties.  $11 million of financing was initially available under the Facility.  In May 2009 CIT agreed to increase the current amount available under the Facility to $16 million in conjunction with the acquisition of certain assets of Windsor Bakken, LLC (see Note 5).  An additional $9 million of financing could become available upon subsequent borrowing base redeterminations.  The Facility terminates on February 27, 2012, with all outstanding borrowings due at that time.   The Company had borrowed $9 million under the facility at September 30, 2009.

The Company has the option to designate the reference rate of interest for each specific borrowing under the Facility as amounts are advanced.  Borrowings based upon the London interbank offering rate (LIBOR) will be outstanding for a period of one, three or six months (as designated by us) and bear interest at a rate equal to 5.50% over the one-month, three-month or six-month LIBOR rate to be no less than 2.50%.  Any borrowings not designated as being based upon LIBOR will have no specified term and generally will bear interest at a rate equal to 4.50% over the greater of (a) the current three-month LIBOR rate plus 1.0% or (b) the current prime rate as published by JP Morgan Chase Bank, N.A.  The Company has the option to designate either pricing mechanism.  Payments are due under the Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified loan period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Facility. At September 30, 2009 the weighted average interest rate on the outstanding borrowings was approximately 8.0%.

The applicable interest rate increases under the Facility and the lenders may accelerate payments under the Facility, or call all obligations due under certain circumstances, upon an event of default.  The Facility references various events constituting a default on the Facility, including, but not limited to, failure to pay interest on any loan under the Facility, any material violation of any representation or warranty under the Credit Agreement in connection with the Facility, failure to observe or perform certain covenants, conditions or agreements under the Facility, a change in control of the Company, default under any other material indebtedness the Company might have, bankruptcy and similar proceedings and failure to pay disbursements from lines of credit issued under the Facility.  The Company was not in default on the Facility as of September 30, 2009, and is not expected to be in default in the future.

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

NOTE 10  ASSET RETIREMENT OBLIGATION

The Company has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities.  Under the provisions of FASB ASC 410-20-25 (Prior authoritative literature: FASB Statement 143, Accounting for Asset Retirement Obligations), the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.  The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.

The following table summarizes the company's asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 (Prior authoritative literature: FASB Statement 143, Accounting for Asset Retirement Obligations) during the nine months ended September 30, 2009.

Beginning Asset Retirement Obligation	$61,437
Liabilities Incurred for New Wells Placed in Production	104,396
Accretion of Discount on Asset Retirement Obligations	4,777
Ending Asset Retirement Obligation	$170,610

NOTE 11  INCOME TAXES

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with FASB ASC 740-10-30 (Prior authoritative literature:, FASB Statement 109, Accounting for Income Taxes).  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The income tax expense (benefit) for the nine months ended September 30, 2009 and 2008 consists of the following:

	Nine Months Ended September 30,
	2009	2008
Current Income Taxes	$-	$-
Deferred Income Taxes
Federal	990,000	-
State	175,000	-
Total Expense	$1,165,000	$-

In June 2006, FASB issued FASB ASC 740-10-15 (Prior authoritative literature: FASB Statement 48, Accounting for Uncertainty in Income Taxes).  We adopted FASB ASC 740-10-15 (Prior authoritative literature: FASB Statement 48, Accounting for Uncertainty in Income Taxes) on January 1, 2007.  Under FASB ASC 740-10-15 (Prior authoritative literature: FASB Statement 48, Accounting for Uncertainty in Income Taxes), tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Upon the adoption of FASB ASC 740-10-15 (Prior authoritative literature: FASB Statement 48, Accounting for Uncertainty in Income Taxes), we had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on our financial statements, and we have recorded no additional interest or penalties.  The adoption of FASB ASC 740-10-15 (Prior authoritative literature: FASB Statement 48, Accounting for Uncertainty in Income Taxes) did not impact our effective tax rates.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the nine months ended September 30, 2009, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at September 30, 2009 relating to unrecognized benefits.

The tax years 2008, 2007 and 2006 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

NOTE 12  FAIR VALUE

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of September 30, 2009.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Derivative Liabilities	$-	$(1,058,535)	$-
Non-Current Derivative Liabilities	-	(1,150,676)	-
Short-Term Investments (See Note 3)	-	-	1,820,903
Total	$-	$(2,209,211)	$1,820,903

Level 2 liabilities consist of derivative liabilities (see Note 14).  Under FASB ASC 820-10-55 (Prior authoritative literature: FASB Statement 157, Fair Value Measurements), the fair value of the Company's derivative financial instruments is determined based on the counterparties' valuation models that utilize market corroborated inputs.  The fair value of all derivative contracts is reflected on the balance sheet.  The current liability amounts represent the fair values expected to be included in the results of operations for the subsequent year.

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

In February 2008, auctions began to fail for these securities and each auction since then has failed.  Consequently, the investments are not currently liquid.  In the event the Company needed to access these funds, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities mature.  In October 2008, the Company received an offer (the “Offer”) from UBS AG (“UBS”), one of its investment providers, to sell at par value auction-rate securities originally purchased from UBS ($2,025,143) at anytime during a two-year period beginning June 30, 2010.  The Offer was non-transferable and expired on November 14, 2008. On October 28, 2008 the Company elected to participate in the Offer.   The Company has classified auction rate securities as short-term assets on our balance sheet.  In addition to the Offer, UBS is providing no net cost loans up to 75% of the loan-to-market value of eligible auction rate securities until June 30, 2010.

Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process.  While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value.  Accordingly, the estimated fair value of the ARS no longer approximates par value.  At September 30, 2009, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS investments.  The investment advisors utilized a discounted cash flow approach to arrive at this valuation. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of September 30, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  Based on this Level 3 valuation, the Company valued the ARS investments at $1,820,903, which represents a decline in value of $204,240 from par.

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

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) Level 3 Financial Assets
Balance at January 1, 2009	$2,416,369
Sales	(800,000)
Unrealized Gain Included in Other Comprehensive Income (Loss) Balance at September 30, 2009	204,534 1,820,903

NOTE 13  FINANCIAL INSTRUMENTS

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the line of credit. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and the line of credit approximate fair value because of their immediate or short-term maturities.

The Company’s accounts receivable relate to oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  The Company’s accounts receivable at September 30, 2009 and December 31, 2008 do not represent significant credit risks as they are dispersed across many counterparties.

NOTE 14  DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes commodity swap contracts to (i) reduce the effects of volatility in price changes on the oil commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow.

Crude Oil Derivative Contracts Cash-flow Hedges

The Company's designated cash-flow hedges under provisions of FASB ASC 815-20-25 (Prior authoritative literature: FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities) consisted of crude oil futures contracts.  The contracts were used to establish floor prices on anticipated future oil production. There were no net premiums received or paid when the Company entered into these contracts.  At settlement any realized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the statement of operations.   The Company realized a hedging loss of $416,878 and a hedging gain of $1,300 for the nine months ended September 30, 2009 and 2008, respectively.

The following table reflects open commodity derivative contracts as of September 30, 2009, the associated volumes and the corresponding weighted average NYMEX reference price.

Settlement Period	Oil (Barrels)	Fixed Price	Weighted Avg NYMEX Reference Price
Oil Swaps
10/01/09 – 02/29/12	79,500	51.25	74.43
10/01/09 – 12/31/11	40,500	66.15	75.19

At September 30, 2009, the Company had derivative financial instruments under FASB ASC 815-20-25 (Prior authoritative literature: FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities) recorded on the consolidated balance sheet as set forth below:

Type of Contract	Balance Sheet Location	Estimated Fair Value
Derivatives Designated as Hedging Instruments

Derivative Liabilities:
Oil Contracts	Other Current Liabilities	$1,058,535
Oil Contracts	Other Non-Current Liabilities	$1,150,676
Total Derivative Liabilities		$2,209,211

NOTE 15  COMPREHENSIVE INCOME

The Company follows the provisions of FASB ASC 220-10-55 (Prior authoritative literature: FASB Statement 130, Reporting Comprehensive Income) which establishes standards for reporting comprehensive income.  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to stockholders of the Company.

For the periods indicated, comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Income	$ 1,588,246	$917,563	$ 1,747,769	$1,041,389
Unrealized losses on Marketable Securities (net of tax of $86,000 at September 30, 2009)	27,968	(68,375)	118,534	(229,549)
Net unrealized gains/losses on hedges (Net of tax of $879,000 at September 30, 2009)	374,112	823,800	(1,326,211)	81,800
Other Comprehensive income net	$ 1,990,326	$1,672,988	$ 540,092	$893,640

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  oil prices, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise or access capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

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

Overview and Outlook

We are an oil and gas exploration and production company.  Our properties are located in Montana, North Dakota and New York.  Our corporate strategy is to build shareholder value through the development and acquisition of oil and gas assets that exhibit economically producible hydrocarbons.  We control approximately 70,000 net acres in the Williston Basin targeting the North Dakota Bakken and Three Forks formations, which provides the potential to drill approximately 220 net wells using 320 acre spacing units.  We have no material lease expirations until late 2011 and continue to expand its position through an aggressive leasing program.

During the quarter ended September 30, 2009, we continued the development of our oil and gas properties primarily in the Williston Basin Bakken play.  We drilled, completed or acquired interests in an additional 39 gross wells (approximately 1.97 net wells) during the quarter.  We expect to drill 14 to 16 net wells in 2010 with drilling capital expenditures approximating $52 million.  The 2010 wells are expected to target both the Bakken and Three Forks with a majority of wells being drilled by EOG Resources and Slawson Exploration.  We expect to own an average of 15% working interest across the approximately 100 gross wells planned for 2010, which is significantly higher than previously expected.  We also expect to exit 2009 at a run rate of approximately 2,000 BOEPD with production increasing at a rate of 20% to 30% per quarter.

We believe recent discoveries in western Williams and McKenzie Counties of North Dakota have substantially expanded the delineated area of high quality Bakken and Three Forks production and the rapidly accelerating pace of drilling has dramatically changed the dynamics of this oil play.  We recently accelerated acreage acquisition activities throughout the Williston Basin and continue to monitor various acquisitions similar to its recent participation in the purchase syndicate of Windsor Energy.  Acreage acquisition represents our core competency and it expects to continue to leverage our leasing expertise as the Bakken and Three Forks plays continue to increase in size and scope.

2009 Drilling Projects

We are engaged in numerous drilling activities on properties presently owned and intend to drill or develop other properties acquired in the future.  We drilled or acquired interests in an additional 39 gross wells (approximately 1.97 net wells) during the quarter.  As of September 30, 2009, we intend to continue drilling efforts on our existing acreage in North Dakota and Montana.  We expect to add seven net wells of production in 2009 from drilling approximately 80 gross wells.

As of September 30, 2009, we have a total of 166 gross wells that are either drilling, completing or producing, including 143 producing wells and 23 drilling or completing wells.  Permits continue to be issued for drilling units in which we have acreage interests within North Dakota and Montana.

We have commenced the development of the acreage position recently acquired from Windsor Bakken LLC with our operating partner, Slawson Exploration.  The development program will consist of 54 gross wells expected to be completed over the next 18 months with our average working interest in such wells expected to approximate 20%.  As of October 26, 2009, 14 wells of the program have been drilled, with most awaiting completion, and the three rigs are drilling ahead.

Production History

The following table presents information about our produced oil and gas volumes during the three month and nine month periods ended September 30, 2009 compared to the three month and nine month periods ended September 30, 2008.  As of September 30, 2009, we were selling oil and natural gas from a total of 143 gross wells (approximately 7.09 net wells), compared to 23 gross wells (approximately 1.42 net wells) at September 30, 2008.  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
Net Production:
Oil (Bbl)	86,206	558%	13,111	164,162	626%	22,608
Natural Gas (Mcf)	14,559	3,434	412	23,207	4,279	530
Barrel of Oil Equivalent (Boe)	88,633	572	13,180	168,030	640	22,696

Average Sales Prices:
Oil (per Bbl)	61.82	(40)	103.50	55.71	(49)	109.42
Effect of oil hedges on average price (per Bbl)	(3.38)	-	-	(2.54)	(4,333)	0.06
Oil net of hedging (per Bbl)	58.44	(44)	103.50	53.17	(51)	109.48
Natural Gas (per Mcf)	3.24	(77)	13.96	3.99	(72)	14.25
Effect of natural gas hedges on average price (per Mcf)	-	-	-	-	-	-
Natural gas net of hedging (per Mcf)	3.24	(77)	13.96	3.99	(72)	14.25

Average Production Costs:
Oil (per Bbl)	2.49	82	1.37	2.63	118	1.21
Natural Gas (per Mcf)	0.13	(52)	0.27	0.18	(43)	0.31
Barrel of Oil Equivalent (Boe)	2.45	78	1.37	2.59	114	1.21

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs. The following table presents our depletion expenses for the three month and nine month periods ended September 30, 2009, compared to the three month and nine month periods ended September 30, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Depletion of oil and natural gas properties	$935,804	$144,757	$1,786,130	$264,697

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at September 30, 2008 and September 30, 2009.  A net well represents our percentage ownership of a gross well. No wells have been permitted or drilled on any of our Yates County, New York acreage.  The following table does not include wells in which our interest is limited to royalty and overriding royalty interests.  The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	September 30,
	2009		2008
	Gross	Net	Gross	Net
North Dakota	136	6.28	21	0.926
Montana	07	0.81	2	0.495
Total:	143	7.09	23	1.42

Results of Operations for the periods ended September 30, 2008 and September 30, 2009.

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

During the quarter ended September 30, 2009, we continued the development of our oil and gas properties primarily in the Williston Basin Bakken play.  As of September 30, 2009, we had established production from 143 total gross wells in which we hold working interests, only 23 of which had established production as of September 30, 2008.  Our production at September 30, 2009 approximated 1,200 barrels of oil per day, compared to approximately 967 barrels of oil per day at June 30, 2009.

We drilled with a 100% success rate in the quarter ended September 30, 2009.  We have 140 Bakken or Three Forks wells completed and three successful Red River discoveries at September 30, 2009.  As of September 30, 2009, we expect to participate in the drilling of approximately 80 gross oil wells (seven net) in 2009.

We recognized $5,146,972 in revenues from sales of oil and natural gas for the three months ended September 30, 2009, compared to $1,362,655 for the three months ended September 30, 2008.  We recognized $8,206,202 in revenues from sales of oil and natural gas for the nine months ended September 30, 2009, compared to $2,412,912 for the nine months ended September 30, 2008.  These increases in revenue are due primarily to our continued addition of wells period-over-period and our realization of production from such wells.

We had net income of $1,588,246 (representing approximately $0.04 per share) for the three-month period ended September 30, 2009, compared to net income of $917,563 for the three-month period ended September 30, 2008.  We had net income of $1,747,769 (representing approximately $0.05 per share) for the nine-month period ended September 30, 2009, compared to net income of $1,041,389 for the nine-month period ended September 30, 2008.  Total cash and non-cash operating expenses were $2,530,315 for the three-month period ended September 30, 2009, compared to $600,213 for the three-month period ended September 30, 2008.  Total cash and non-cash operating expenses were $5,015,374 for the nine-month period ended September 30, 2009, compared to $1,719,637 for the nine-month period ended September 30, 2008.  These increases in expenses are due primarily to increased production expenses, severance taxes and depletion expenses associated with our continued addition of oil and gas production.

Liquidity and Capital Resources

We have historically met our capital requirements through the issuance of common stock and by borrowings.  In the future, we anticipate we will be able to provide the necessary liquidity by the revenues generated from the sales of our oil and gas reserves in our existing properties, credit facility borrowings and potential equity issuances.  However there is no guarantee the capital markets will be available to us on favorable terms or at all.

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2009.

Current Assets           $  9,637,976

Current Liabilities       $  8,055,210

Working Capital         $  1,582,766

CIT Capital USA, Inc. Credit Facility

We have a revolving credit facility with CIT that will provide up to a maximum principal amount of $25 million of working capital for exploration and production operations.  The borrowing base of funds available under the facility will be redetermined semi-annually based upon the net present value, discounted at 10% per annum, of the future net revenues expected to accrue from our interests in proved reserves estimated to be produced from our oil and gas properties.  The borrowing base under the facility was $16,000,000 as of September 30, 2009 and $9,000,000 was outstanding under the facility as of that date.  Given recent production growth and increases in commodity prices, we believe it is likely the borrowing base available under the facility may be increased when it is redetermined as of December 31, 2009. The facility terminates on February 27, 2012.

All of our obligations under the facility and the swap agreements with Macquarie (as discussed in Item 3) continue to be secured by a first priority security interest in any and all of our assets pursuant to the terms of a Guaranty and Collateral Agreement and perfected by a mortgage, notice of pledge and security and similar documents.

Satisfaction of Our Cash Obligations for the Next 12 Months

We believe we have sufficient liquidity and capital resources to meet our drilling commitments and expected general and administrative expenses for the next twelve months and beyond.  Nonetheless, any strategic acquisition of assets or acceleration of drilling activity may require us to access the capital markets at some point. We believe many acquisition possibilities exist and we will continue to evaluate the opportunities.  We may raise equity capital to take advantage of these situations.  Given our non-leveraged asset base and anticipated growing cash flows, we believe we are in a position to take advantage of any opportunities that may arise.  However, there can be no assurance that any additional capital will be available to us on favorable terms or at all.

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

Though we achieved profitability in 2008, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration industry.  Such risks include, but are not limited to, an evolving and unpredictable business model and the management of our growth.  To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Contractual Obligations and Commitments

As of September 30, 2009, we did not have any material long-term debt obligations other than the CIT credit facility and the subordinated notes which were accepted by our chief executive and chief financial officers in lieu of cash bonuses with an aggregate principle amount of $500,000.  We also did not have any material capital lease obligations, operating lease obligations or purchase obligations requiring future payments except our office lease that expires on January 31, 2013, and contains a base rent of approximately $142,459 in 2009 and escalating up to approximately $160,236 during the final lease year.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and have not materially changed since that report was filed.

Hedging Activities

Our credit facility with CIT requires that we enter into a swap agreement with Macquarie Bank Limited (“Macquarie”) to hedge certain quantities of oil production over the 36-month term of the facility.  In general, we do not expect to use hedges beyond the extent required by our lenders.  As of September 30, 2009, our hedging consisted exclusively of WTI-NYMEX crude oil swap agreements settled monthly.  We originally entered into certain swap agreements when we initiated the facility on February 27, 2009 and entered into additional swap agreements when we amended our facility on May 22, 2009.  All of our swap arrangements are settled based upon a constant price per barrel of oil represented by the swap contract.

The following table details our swap agreements as of September 30, 2009, after taking into account the settlement of any swap arrangements that were in place prior to that date.

Period	Notional Monthly Volume (Barrels)	Swap Price
October 2009 through December 2009	5,500	$ 51.25
October 2009 through December 2009	1,500	$ 66.15
January 2010 through December 2010	3,000	$ 51.25
January 2010 through December 2010	1,500	$ 66.15
January 2011 through December 2011	2,000	$ 51.25
January 2011 through December 2011	1,500	$ 66.15
January 2012 through February 2012	1,500	$ 51.25

A hypothetical $0.10 change in the WTI-NYMEX reference price applied to the notional amounts of each contract listed above would have caused an aggregate $22,650 unrealized gain (loss) on hedging activities as of September 30, 2009.

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

As of September 30, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by our subsequent filings on Form 10-Q (and otherwise) with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 29, 2009, we issued the shares of restricted common stock set forth following the names of the parties listed below to such parties as consideration for our acquisition of oil and gas leases in North Dakota:

▪	Marshall Craft – 7,217 shares
▪	W.R. Everett – 7,217 shares
▪	Michael Everett – 7,217 shares
▪	Northland Royalty Corp. – 27,441 shares

Each of the foregoing shares was valued at $6.15 per share based upon the closing price of our common stock on the date of issuance.  The foregoing shares were issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act.  We did not receive any cash proceeds from the issuance of the foregoing securities.

In addition to issuing the foregoing shares, on October 26, 2009, we deposited 41,989 shares of common stock in a specially-designated shareholder account that had been previously-created to hold shares of our common stock represented by certificates that appear in our stock transfer records but were known to have been cancelled and their underlying shares transferred between July of 1987 and August of 1999.  An aggregate of 58,268 shares of our common stock are held in the specially-designated shareholder account, which, following a substantial review of all available historical stock transfer records, we concluded represents the maximum number of shares of our common stock that could potentially be released to shareholders who may be able to establish a valid claim to such shares due to previously unrecognized issues with our stock transfer records.  These shares are considered issued and outstanding and are included in the total number of shares outstanding disclosed on the cover page of this report.

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	October 26, 2009	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	October 26, 2009	By:	/s/ Ryan R. Gilbertson
Ryan R. Gilbertson, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Composite Articles of Incorporation of Northern Oil and Gas, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K/A (Amendment No. 3) filed with the SEC on June 24, 2009.)

3.2	Bylaws of Northern Oil and Gas, Inc., as amended. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2007.)
18.1	Letter from Mantyla McReynolds, LLC Regarding Change in Accounting Principles
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002