Form 10-K/A
NORTHERN OIL & GAS, INC.
filed 2010-04-30
CIK 1104485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHTINGTON, DC 20549

FORM 10-K/A
(AMENDMENT NO. 1)
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

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

NORTHERN OIL AND GAS, INC.

EXPLANATORY NOTE

Northern Oil and Gas, Inc. is filing this Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2009 to include the information required pursuant to Part III of Form 10-K. We previously disclosed that portions of the proxy statement related to the registrant’s 2010 Annual Meeting of Stockholders were incorporated by reference into Part III of the original Annual Report on Form 10-K (the “Original Filing”) filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2010. Part III of the Original Filing is hereby replaced in its entirety with the information provided below.

Except where specifically indicated, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K. Except as expressly set forth in this Form 10-K/A, our Annual Report on Form 10-K for the year ended December 31, 2009 has not been amended, updated or otherwise modified.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors are elected each year at the annual meeting by our stockholders. We do not have a classified board of directors. There are no familial relationships between any of our directors and executive officers. Our management and directors are identified below.

Name	Age	Position(s)
Michael L. Reger	34	Director, Chairman of the Board and Chief Executive Officer
Ryan R. Gilbertson	34	Director and President
Robert Grabb	58	Director
Jack E. King	58	Director
Lisa Meier	37	Director
Loren J. O’Toole	79	Director
Carter Stewart	52	Director

Mr. Reger has served as Chairman of the Board and Chief Executive Officer of our company since March 2007 and has been primarily involved in the acquisition of oil and gas mineral rights for his entire career. Mr. Reger began working the oil and gas leasing business for his family’s company, Reger Oil, in 1992 and worked as an oil and gas landman for Reger Oil from 1992 until co-founding our predecessor, Northern Oil and Gas, Inc. (“Northern”), in 2006. Mr. Reger holds a BA in Finance and an MBA in Finance/Management from the University of St. Thomas in St. Paul, Minnesota. The Reger family has a history of acreage acquisition in the Williston Basin dating to 1952.

Mr. Gilbertson has served as President our company since March 2010 and has served as a director since March 2007. Mr. Gilbertson served as Chief Financial Officer of our company from March 2007 to March 2010. Prior to co-founding Northern in 2006, Mr. Gilbertson served as a portfolio manager at Piper Jaffray in Minneapolis, Minnesota from 2004 to 2006 and at Telluride Asset Management in Wayzata, Minnesota from 2002 to 2005. He brings extensive experience in financial structuring and capital markets. Mr. Gilbertson holds a BA from Gustavus Adolphus College in Management/Finance.

Mr. Grabb is a Registered Petroleum geologist and has served as a director since May 2007. Mr. Grabb has worked as Senior District Geologist for Samson Investment Company, a large privately held exploration and production company headquartered in Tulsa, Oklahoma, since March 2007 and previously served as a geologist for Newfield Exploration from April 2003 to March 2007. He was an integral member of the Newfield Exploration Geologic Team that conceptualized and commercialized the resource plays that have driven Newfield’s growth. Mr. Grabb holds B.S. and M.S. Degrees in geology from Montana State University. Mr. Grabb is also a member of the American Association of Petroleum Geologists and the Society of Petroleum Engineers.

Mr. King has served as a director since May 2007 and has been employed since 1983 as a landman with Hancock Resources, a prominent independent oil and gas exploration and development corporation based in Billings, Montana. Mr. King’s 30 years in the industry began in petroleum land management in the Northern Rockies. Throughout his career, Mr. King has managed several independent oil and gas companies. Currently Mr. King serves on the Finance Committee of the Montana Community Foundation and sits on the boards of The Montana Petroleum Association and The Montana Board of Oil and Gas Conservation Commission, which is Montana’s oil and gas regulatory Board appointed by the Governor. Mr. King holds a degree in Economics from the University of Montana.

Mrs. Meier has served as a director since September 2007 and was appointed Chief Financial Officer and Treasurer of Platinum Energy Resources, Inc. in August 2008, a public independent oil and gas exploration and production company. She served as Chief Financial Officer of Flotek Industries, Inc., a public oilfield service company, from April 2004 to August 2008. During that time, Mrs. Meier led the turn-around of Flotek by successfully completing ten acquisitions, raising capital through public debt and equity offerings and negotiating multiple credit facilities and listing the company on the American Stock Exchange and later the New York Stock Exchange. Mrs. Meier was awarded Best CFO of the Year 2007 by the Houston Business Journal. Prior to joining Flotek, Mrs. Meier worked in the energy audit practice of PricewaterhouseCoopers, LLP and worked for three Fortune 500 companies. Mrs. Meier served in various accounting, finance, SEC reporting and risk management positions. Mrs. Meier is a Certified Public Accountant. Mrs. Meier is a member of the American Institute of Certified Public Accountants, Financial Executives International and National Association of Corporate Directors. Mrs. Meier holds B.B.A. and Masters of Accountancy degrees from the University of Texas.

Mr. O’Toole has served as a director since May 2007. Mr. O’Toole founded the law firm of O’Toole and O’Toole, based in Plentywood, Montana, over 25 years ago and actively practices law in the oil and gas industry. Mr. O’Toole holds a BA from Gonzaga University and received his juris doctor from Georgetown University Law School. The O’Toole law firm is a leader in the legal profession specializing in oil and gas throughout the Rocky Mountain Region. Mr. O’Toole has over 50 years of experience in the oil and gas industry.

Mr. Stewart has served as a director since May 2007 and is a Registered Petroleum Geologist who has been generating prospects in the Williston Basin for 26 years. Mr. Stewart has served as the principal of Stewart Geological since the late 1980’s and as a principal in Gallatin Resources, LLC since August 2004.  Stewart Geological, Inc. is currently participating in wells in Montana, Wyoming, North Dakota, New York and Alberta, Canada. Mr. Stewart has been directly involved in the drilling of over 500 wells during his career, in several different locations within the United States and Canada. He holds a B.A. in Geology from the University of Montana.

Each nominee brings a unique set of skills to our board of directors. The board of directors believes the nominees as a group have the experience and skills in areas such as the oil and gas industry, finance, risk management, marketing and corporate governance that are necessary to effectively oversee our company. Set forth below are the conclusions reached by our board of directors as to why each nominee is qualified for service as a director of our company.

•
Mr. Reger has been our chairman, chief executive officer and secretary since the company’s inception and has worked in the oil and gas industry for more than 17 years. Mr. Reger provides unique industry knowledge related to acquiring mineral leases and brings a deep relationship base with various oil and gas companies in the Williston Basin.

•
Mr. Gilbertson was our chief financial officer from the company’s inception until March 2010, when he became our President. Mr. Gilbertson provides the company with expertise in financial structuring, capital markets and risk management.

•
Mr. Grabb is a Registered Petroleum geologist with years of experience in the oil and gas industry. Mr. Grabb provides both geological and industry expertise as it relates to the company’s exploration prospects and drilling programs.

•
Mr. King has over 30 years of experience in the oil and gas industry. Mr. King provides expertise in the areas of evaluating, acquiring and managing mineral leases as well as the company’s exploration prospects.

•
Mrs. Meier has extensive experience as a Chief Financial Officer and leader within various companies across the oil and gas industry. Mrs. Meier provides expertise in the areas of financial reporting, accounting, capital markets, internal controls and corporate governance.

•	Mr. O’Toole has over 50 years of experience practicing law in the oil and gas industry. Mr. O’Toole advises the company on various transactions and oil and gas legal matters.

•
Mr. Stewart is a Registered Petroleum Geologist who has been generating prospects in the Williston Basin for 26 years. Mr. Stewart has been directly involved in the drilling of over 500 wells during his career, in several different locations within the United States and Canada.

Directors

Our directors are elected each year at the annual meeting by our stockholders. We do not have a classified board of directors. Seven directors were elected at our Annual Meeting of Stockholders held on June 18, 2009. Each director’s term will last until the 2011 Annual Meeting of Stockholders and until he or she is succeeded by another qualified director who has been elected.

Committees

The board of directors has standing Audit, Compensation and Nominating Committees. As of December 2009, all three Committees consist solely of independent directors. The table below shows the current membership of the committees and identifies our independent directors:

Name	Audit Committee	Compensation Committee	Nominating Committee	Independent Directors
Ryan R. Gilbertson
Robert Grabb	✓	✓	✓*	✓
Jack King			✓	✓
Lisa Meier	✓*	✓*		✓
Loren J. O’Toole	✓	✓	✓	✓
Michael L. Reger
Carter Stewart
______________________________
* Denotes committee chairman.

We have adopted written charters for each of our committees. Current copies of all committee charters appear on our website at http://www.northernoil.com/governance.php and are available in print upon written request to Northern Oil and Gas, Inc., 315 Manitoba Ave., Suite 200, Wayzata, Minnesota 55391, Attention: Corporate Secretary.

Audit Committee and Financial Expert

The Audit Committee’s primary function is to assist our board of directors in its general oversight of our company’s financial reporting, internal control and audit functions. The Audit Committee’s main duties include recommending a firm of independent certified public accountants to audit the annual financial statements, reviewing the independent auditor’s independence, the financial statements and their audit report and reviewing management’s administration of the system of internal accounting controls. Ms. Meier is an “audit committee financial expert” as defined in the applicable SEC rules and an “independent director” as defined in Section 803.A(2) of the NYSE Amex Company Guide.

Our Audit Committee Charter also requires that the Audit Committee review and approve all material transactions between our company and its directors, officers and 5% or greater stockholders, as well as all material transactions between our company and any relative or affiliate of any of the foregoing.

To assist the Audit Committee in fulfilling its duties, our management provides the Committee with information and reports as needed and requested. Our Audit Committee also is provided access to our general counsel and the ability to retain outside legal counsel or other experts at its sole discretion if it deems such action to be necessary.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and stockholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met.

Item 11. Executive Compensation

The following discussion of executive compensation addresses the material compensation awarded to our four named executive officers, including the following individuals:

Michael L. Reger	Chief Executive Officer, Chairman of the Board and Director
Ryan R. Gilbertson	President and Director
Chad D. Winter	Chief Financial Officer
James R. Sankovitz	Chief Operations Officer, General Counsel and Secretary

Summary Compensation Table

The table below shows compensation for our named executive officers for services in all capacities to our company during fiscal years 2007, 2008 and 2009. Information provided for fiscal year 2007 reflects compensation paid by our predecessor—Northern Oil and Gas, Inc. Compensation, as reflected in this table and the tables which follow, is presented on the basis of rules of the SEC and does not, in the case of certain stock-based awards or accruals, necessarily represent the amount of compensation realized or which may be realized in the future. For more information regarding our salary policies and executive compensation plans, please review the information under the caption “Compensation Committee Report.”

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)		Option Awards ($)(4)		Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)(7)	Total Compensation ($)

Michael L. Reger	2007	–	120,000	–		–		–	1,367	121,367
Chief Executive Officer and Chairman of the Board	2008	185,000	100,000	–		–		370,000	155,833	810,833
	2009	285,000	570,000	1,455,000	(8)	–		–	50,186	2,360,186

Ryan R. Gilbertson	2007	–	120,000	–		–		–	1,955	121,955
President	2008	185,000	100,000	–		–		370,000	156,964	811,964
	2009	285,000	570,000	1,455,000	(9)	–		–	58,782	2,368,782

Chad D. Winter	2007	–	–	388,500	(10)	163,200	(11)	–	–	551,700
Chief Financial Officer	2008	105,000	–	–		–		–	677	105,677
	2009	155,000	–	441,750	(12)	–		–	34,478	631,228

James R. Sankovitz	2008	100,000	–	140,500	(13)	–		–	1,802	207,177
Chief Operating Officer, General Counsel & Secretary	2009	155,000	–	441,750	(14)	–		–	39,613	636,363

(1)      Mr. Reger joined our company as Chief Executive Officer, Chairman of the Board and Secretary and Mr. Gilbertson joined us as Chief Financial Officer and a director on March 20, 2007. Mr. Winter joined our company in November 2007 and Mr. Sankovitz joined our company in March 2008. Mr. Reger, Mr. Gilbertson and Mr. Winter were not paid any salary during the fiscal year ended December 31, 2007.

(2)      The amounts reported for Messrs. Reger and Gilbertson represent $120,000 year-end cash bonuses in 2007, $100,000 signing bonuses upon execution of employment agreements in 2008 and $570,000 year-end cash bonuses in 2009.

(3)      Valuation of awards based on the grant date fair value of those awards computed in accordance with FASB ASC Topic 718 utilizing assumptions discussed in note 8 to our consolidated financial statements for the fiscal year ended December 31, 2009.

(4)      Valuation of awards based on the grant date fair value of those awards computed in accordance with FASB ASC Topic 718 utilizing assumptions discussed in note 8 to our consolidated financial statements for the fiscal year ended December 31, 2009.

(5)      For 2008, the amounts reported for Messrs. Reger and Gilbertson include a $370,000 year-end bonus based upon achievement of performance objectives and approved by the Compensation Committee but paid through issuance of promissory notes in lieu of cash bonus.

(6)      For 2008, the amounts reported for Messrs. Reger and Gilbertson include $153,735 accrued by our company as an additional bonus to pay tax obligations associated with year-end bonuses in consideration of their willingness to accept such bonuses in the form of unsecured notes rather than cash.

(7)      The amounts reported consist of the following for 2009:

Form of All Other Compensation	Michael L. Reger	Ryan R. Gilbertson	Chad D. Winter	James R. Sankovitz
Personal use of company-leased vehicles ($)	7,202	7,032	9,113	11,977
401(k) contributions by the Company ($)	16,500	16,500	16,500	16,500
Reimbursement of meal, entertainment and personal expenses ($)	10,698	5,274	1,445	2,876
Tax Gross-ups ($)	15,786	29,976	7,420	8,260
Total ($)	50,186	58,782	34,478	39,613

(8)       Reflects the grant date fair value of 50,000 shares of common stock and 100,000 shares of restricted common stock, granted to Mr. Reger on December 7, 2009.

(9)       Reflects the grant date fair value of 50,000 shares of common stock and 100,000 shares of restricted common stock, granted to Mr. Gilbertson on December 7, 2009.

(10)    Reflects the grant date fair value of 75,000 shares of common stock granted to Mr. Winter upon the commencement of his employment in November 2007.

(11)    Reflects the grant date fair value of options to purchase 60,000 shares of common stock granted to Mr. Winter upon the commencement of his employment in November 2007.

(12)    Includes (i) $ 213,000, which is the grant date fair value of 45,000 shares of common stock and 30,000 shares of restricted common stock, granted to Mr. Winter on February 23, 2009 and (ii) $228,750, which is the grant date fair value of 25,000 shares of common stock granted to Mr. Winter on November 30, 2009

(13)   Reflects the grant date fair value of 20,000 shares of restricted common stock granted to Mr. Sankovitz upon the commencement of his employment in March 2008.

(14)    Includes (i) $213,000, which is the grant date fair value of 45,000 shares of common stock and 30,000 shares of restricted common stock, granted to Mr. Sankovitz on February 23, 2009 and (ii) $ 228,750, which is the grant date fair value of 25,000 shares of common stock granted to Mr. Sankovitz on November 30, 2009.

Compensation Discussion and Analysis

Our Compensation Committee is responsible for establishing director and executive officer compensation, policies and programs to insure that they are consistent with our compensation philosophy and corporate governance guidelines. The Compensation Committee is authorized to make plan awards to our employees to recognize individual and company-wide achievements as the Committee deems appropriate. Our Compensation Committee has annually reviewed and approved base salary and incentive compensation levels, employment agreements and benefits of executive officers and other key executives.

We have implemented a compensation program that is designed to reward our management for maximizing stockholder value and ensuring the long-term stability of our company. Our compensation program is intended to reward individual accomplishments, team success and corporate results. It also recognizes the varying responsibilities and contributions of each employee and is intended to foster an ownership mentality among our management team.

Stock-Based Incentives

We have traditionally utilized stock incentives as a means to align the interests of our management with the interests of our stockholders and motivate our management to enhance stockholder value. Stock issuances to-date have been designed to serve as both short-term rewards and long-term incentives. As a result, each of our named executive officers holds a significant number of shares of our outstanding common stock.

Year-End Compensation Decisions

Near the end of the 2009, the Compensation Committee met on multiple occasions to consider the performance of our named executive officers and make year-end compensation decisions. In evaluating the performance of our named executive officers, the Committee primarily focused on the accomplishments and overall performance of the Company during 2009. Notable accomplishments in 2009 that the Compensation Committee took into account were the closing of a $25 million credit facility with CIT; the raising of over $70 million in equity capital at accretive levels; the substantial increase in production and revenues from 2008 to 2009; the efficient expansion of the company’s acreage position throughout 2009; and the realization of almost a 400% stock appreciation from the lows of March 2009.

The Compensation Committee also examined the compensation policies and practices of numerous exploration and production companies which it deemed to be similar to our company. The companies examined included Kodiak Oil & Gas Corp., Double Eagle Petroleum Co., Gasco Energy, Inc., Gastar Exploration Ltd., Union Drilling, Inc., Bronco Drilling Company, Venoco Inc. and FX Energy, Inc. The Compensation Committee used this information in determining 2009 bonus and 2010 base salary amounts for our management.

2009 Cash Bonuses

On November 30, 2009, the Compensation Committee approved the payment of a $570,000 cash bonus to each of Mr. Reger and Mr. Gilbertson, in recognition of their contributions to the Company and the significant accomplishments of the Company during 2009, as described above under “Compensation Committee Evaluation of Performance.”

2009 Equity Incentive Plan

    In 2009, the Board adopted and the stockholders approved the 2009 Equity Incentive Plan (the “Plan”). The Plan is designed to enable our company to attract, retain and motivate capable and loyal employees, non-employee directors, consultants and advisors. The Plan is administered by our Compensation Committee.

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

    A total of 3,000,000 shares of our common stock are reserved for issuance pursuant to awards granted under the Plan. The maximum number of shares for which any person may be granted awards under the Plan is 500,000 shares annually. The maximum number of shares for which awards may be granted under the Plan to all persons in any calendar year shall be limited to ten percent (10%) of the total outstanding shares of our common stock. Upon a “change in control” of the Company, all outstanding options granted under the Plan immediately vest and become immediately exercisable in full and all grants of restricted stock issued under the Plan become immediately fully-vested and free of all forfeiture and transfer restrictions.

    On February 23, 2009, the Compensation Committee approved (subject to shareholder approval of the Plan, which was subsequently obtained) the issuance of 75,000 shares of common stock to each of Mr. Winter and Mr. Sankovitz, of which 45,000 shares were fully vested upon issuance and the remaining 30,000 of which were restricted shares that were to vest in two equal installments on January 1, 2010 and January 1, 2011. These grants were made in recognition of the contributions of Mr. Winter and Mr. Sankovitz since they were each initially hired by the Company and to further align their interests with those of our stockholders.

    On November 30, 2009, the Compensation Committee approved the issuance of 150,000 shares of common stock to each of Mr. Reger and Mr. Gilbertson, of which 50,000 shares were fully vested upon issuance and the remaining 100,000 of which are restricted shares that vest in approximately equal installments on the first day of each month from January 2010 through December 2011. In addition, on November 30, 2009, the Compensation Committee approved the issuance of 25,000 shares of common stock to each of Mr. Winter and Mr. Sankovitz, all of which were fully vested upon grant and approved the acceleration and immediate vesting of 15,000 shares of restricted stock previously granted to each of Mr. Winter and Mr. Sankovitz, which were otherwise scheduled to vest on January 1, 2010. All such actions taken by the Compensation Committee were made in recognition of the named executive officers’ contributions to the Company during 2009 and the company’s achievements during 2009 (as described above under “Compensation Committee Evaluation of Performance”) and to further align their interests with those of our stockholders.

    On March 17, 2010, the Compensation Committee approved the issuance of 250,000 shares of common stock to each of Mr. Reger, Mr. Gilbertson, Mr. Winter and Mr. Sankovitz. Each such grant consisted of 12,500 shares that were fully vested upon issuance and 237,500 restricted shares that will vest in quarterly installments from July 1, 2010 through January 1, 2014. The first three quarterly vesting installments are for 12,500 shares each, the next eight quarterly vesting installments are for 15,625 shares each and the final four quarterly vesting installments are for 18,750 shares each. Such grants were made in order to significantly increase each executive officer’s personal stake in the Company, thereby further aligning their interests with those of our stockholders. In addition, the four year vesting period will provide our executive officers with a strong incentive to remain with the Company for the long-term.  The Compensation Committee examined the compensation practices of various publicly-traded oil and gas exploration and production peer companies, including (in alphabetical order) Abraxas Petroleum Corp., Callon Petroleum Co., Carrizo Oil & Gas, Inc., Double Eagle Petroleum Co., Energy XXI (Bermuda) Limited, EV Energy Partners LP, GMX Resources Inc., Goodrich Petroleum Corp., Kodiak Oil and Gas, PetroQuest Energy Inc., Rex Energy Corporation Stone Energy Corp. and Swift Energy Co.  The Compensation Committee also engaged BDO Seidman as an independent consultant to prepare an analysis of peer company compensation practices.  BDO Seidman concluded that the award of equity, in combination with prior year awards and a continuation of cash compensation at levels suggested by our Compensation Committee, sets our executive officers’ compensation at market-competitive levels for the next four years, and the vesting terms of the awards establish a meaningful incentive to remain with our company.

Employment Contracts, Termination of Employment and Change-in-Control

    In January 2008, we entered into employment agreements with Mr. Reger and Mr. Gilbertson covering their service as our Chief Executive Officer and Chief Financial Officer, respectively. In November 2007 and March 2008, we entered into employment agreements with Chad D. Winter and James R. Sankovitz, respectively, as a condition to their employment with our company. On January 30, 2009, our board of directors and Compensation Committee approved certain amendments to all employment agreements, which were effectuated through adopting amended and restated employment agreements. In March 2010, Mr. Winter and Mr. Sankovitz were promoted to executive officer positions with the Company and in connection therewith entered into new employment agreements.

General Employment Agreement Provisions

    The current employment agreements entitle Messrs. Reger, Gilbertson, Winter and Sankovitz to each receive an annual base salary as determined by our Compensation Committee, but which shall increase each year a minimum of four percent (4.0%) over the prior year’s annual salary. All officers are eligible to receive bonus compensation at the discretion of our Compensation Committee or board of directors based upon meeting or exceeding established performance objectives. The employment agreements also contain provisions prohibiting our named executive officers from competing with our company or soliciting any employees of our company for a period of one year following termination of their employment in the event either officer terminates his employment with our company.

    The current employment agreements have a three-year term commencing January 30, 2009 for Messrs. Reger and Gilbertson and March 25, 2010 for Messrs. Winter and Sankovitz, which term automatically renews for an additional three-year term each year unless otherwise terminated by either the Company or the employee. Notwithstanding the specified term, each employee’s employment with our company is entirely “at-will,” meaning that either the employee or our company may terminate such employment relationship at any time for any reason or for no reason at all, subject to the provisions of the then-applicable employment agreements.

Change-in-Control and Similar Provisions

    The current employment agreements of each named executive officer contain change-in-control provisions entitling the employees to certain payments under specified circumstances. A “change-in-control” is defined as any one or more of the following:

•
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

•	Individuals who constitute the incumbent board of directors cease for any reason to constitute at least a majority of the board of directors; or

•	Our stockholders approve a complete liquidation or dissolution of our company.

Upon a change-in-control of our company, each employee’s employment agreement will immediately cease and our employees will be entitled to certain specified compensation.

    In the event of a change-in-control, upon the earlier to occur of their death or six (6) months following the “change in control” we must pay each of our named executive officers a lump sum payment equal to twice their then-applicable annual salary in lieu of any and all other benefits and compensation to which they otherwise would be entitled. Messrs. Reger, Gilbertson, Winter and Sankovitz also are entitled to the pre-payment of the remaining lease term of their company vehicle and use of such vehicle through the remaining lease term of such vehicle, along with a lump sum payment of the estimated insurance premiums for such vehicle through the remaining lease terms upon a change-in-control.

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

    Assuming a change-in-control had occurred as of December 31, 2009 and assuming then-applicable base salaries, Messrs. Reger and Gilbertson each would have been entitled to receive a lump sum cash payment of $570,000 and each of Messrs. Winter and Sankovitz would have been entitled to receive a lump sum cash payment of $310,000. In addition, Messrs. Reger and Gilbertson each would have been entitled to payment of approximately $7,000 toward their vehicle lease and related insurance and Messrs. Winter and Sankovitz each would have been entitled to payment of approximately $11,000 toward their vehicle lease and related insurance. At December 31, 2009, the value of stock or similar change-in-control compensation to be awarded to both Messrs. Winter and Sankovitz would have approximated $360,600.

    Our Compensation Committee carefully reviewed and considered the foregoing change-in-control provisions before approving the current employment agreements of each of our named executive officers. In addition, our Compensation Committee Chairperson—Lisa Meier—was involved in reviewing and negotiating draft employment agreements in advance of the full Committee review and approval.

Grants of Plan-Based Awards

The following table sets forth grants of plan-based awards during the year ended December 31, 2009, which consisted solely of grants of common stock and restricted common stock. All grants were made pursuant to the 2009 Equity Incentive Plan.

Name	Grant Date	Compensation Committee Approval Date	Number of Shares of Common Stock	Grant Date Fair Value of Stock Awards ($)
Michael L. Reger	12/7/2009	11/30/2009	150,000	1,455,000
Ryan R. Gilbertson	12/7/2009	11/30/2009	150,000	1,455,000
Chad D. Winter	2/23/2009	2/23/2009	75,000	213,000	(a)
	11/30/2009	11/30/2009	25,000	228,750
James R. Sankovitz	2/23/2009	2/23/2009	75,000	213,000	(b)
	11/30/2009	11/30/2009	25,000	228,750

(a)     On November 30, 3009, the Compensation Committee approved a modification of this award, such that 15,000 shares of restricted common stock that would have otherwise vested on January 1, 2010 instead vested on November
       30, 2009. There was no incremental fair value related to the November 30, 2009 modification of the award.

(b)      On November 30, 3009, the Compensation Committee approved a modification of this award, such that 15,000 shares of restricted common stock that would have otherwise vested on January 1, 2010 instead vested on November 30, 2009. There was no incremental fair value related to the November 30, 2009 modification of the award.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards to our named executive officers as of December 31, 2009.

	Stock Awards
Name	Number of Shares That Had Not Vested		Market Value of Shares That Had Not Vested(a)
Michael L. Reger	100,000	(b)	$1,184,000
Ryan R. Gilbertson	100,000	(c)	$1,184,000
Chad D. Winter	15,000	(d)	$177,600
James R. Sankovitz	15,000	(e)	$177,600

(a)    The values in this column are based on the $11.84 closing price of our common stock on the NYSE AMEX Equities Market on December 31, 2009.

(b)    Consists of restricted common stock granted to Mr. Reger on December 7, 2009. 4,167 shares will vest on the first day of each month from January 2010 through November 2011 and the final 4,159 shares will vest on December 1, 2011.

(c)    Consists of restricted common stock granted to Mr. Gilbertson on December 7, 2009. 4,167 shares will vest on the first day of each month from January 2010 through November 2011 and the final 4,159 shares will vest on December 1, 2011.

(d)    Consists of restricted common stock granted to Mr. Winter on February 23, 2009. All 15,000 shares will vest on January 1, 2011.

(e)    Consists of restricted common stock granted to Mr. Sankovitz on February 23, 2009. All 15,000 shares will vest on January 1, 2011

Option Exercises and Stock Vested

Our named executive officers did not hold or exercise any stock options during the year ended December 31, 2009. The table below sets forth the number of shares of common stock acquired on vesting by our named executive officers during the year ended December 31, 2009.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Michael L. Reger	50,000	$485,000	(1)
Ryan R. Gilbertson	50,000	$485,000	(2)
Chad D. Winter	85,000	$493,800	(3)
James R. Sankovitz	105,000	$547,000	(4)

(1)    Mr. Reger received a grant of 50,000 shares of fully vested common stock on December 7, 2009. The closing price of our common stock on the NYSE AMEX Equities Market on such date was $9.70.

(2)    Mr. Gilbertson received a grant of 50,000 shares of fully vested common stock on December 7, 2009. The closing price of our common stock on the NYSE AMEX Equities Market on such date was $9.70.

(3)    Mr. Winter received a grant of 45,000 shares of fully vested common stock on February 23, 2009. The closing price of our common stock on the NYSE AMEX Equities Market on such date was $2.84. Mr. Winter received a grant of 25,000 shares of fully vested common stock and had an additional 15,000 shares of restricted stock vest, on November 30, 2009. The closing price of our common stock on such date was $9.15.

(4)    Mr. Sankovitz had 20,000 shares of restricted stock vest on January 2, 2009. The closing price of our common stock on the NYSE AMEX Equities Market on such date was $2.66. Mr. Sankovitz received a grant of 45,000 shares of fully vested common stock on February 23, 2009. The closing price of our common stock on such date was $2.84. Mr. Sankovitz received a grant of 25,000 shares of fully vested common stock and had an additional 15,000 shares of restricted stock vest, on November 30, 2009. The closing price of our common stock on such date was $9.15.

Defined Benefit Plans

We did not maintain any defined benefit plans during the year ended December 31, 2009.

Non-Employee Director Compensation

Our directors receive no cash fees for their services. Directors are, however, reimbursed for their actual out-of-pocket expenses associated with attending meetings and carrying out their obligations as directors.

On November 1, 2007, each of our non-employee directors received an option to purchase 100,000 shares of common stock pursuant to our 2006 Incentive Stock Option Plan. The options were fully vested at the time of grant and are exercisable at $5.18 per share, which represents the fair market value of our common stock on the date of grant, calculated based on the average close/last trade price of our common stock reported for the five highest volume trading days during the 30-day trading period ending on the last trading day preceding the date of grant (rounded to the nearest penny).

On December 7, 2009, each of our non-employee directors received a grant of 25,000 shares of common stock pursuant to our 2009 Equity Incentive Plan, of which 8,334 shares were fully vested upon issuance and the remaining 16,666 are restricted shares that vest in approximately equal installments on the first day of each month from January 2010 through December 2011.

The following table contains compensation information for our non-employee directors for the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)	Total ($)
Robert Grabb	–	242,500	–	242,500
Jack E. King	–	242,500	–	242,500
Lisa Meier	–	242,500	–	242,500
Loren J. O’Toole	–	242,500	–	242,500
Carter Stewart	–	242,500	–	242,500

(1)      Each non-employee director received a grant of 8,334 shares of common stock and 16,666 shares of restricted common stock, on December 7, 2009. Valuation of awards based on the grant date fair value of those awards computed in accordance with FASB ASC Topic 718 utilizing assumptions discussed in note 8 to our consolidated financial statements for the fiscal year ended December 31, 2009.

(2)      As of December 31, 2009, each non-employee director held 16,666 shares of unvested restricted common stock.

(3)      As of December 31, 2009, each of Mr. King, Ms. Meier and Mr. O’Toole held stock options to purchase 100,000 shares of common stock at $5.18 per share and each of Mr. Grabb and Mr. Stewart held no stock options.

COMPENSATION COMMITTEE REPORT

Compensation Committee Activities

The Compensation Committee of our board consists of three independent directors. As the Compensation Committee, we authorize and evaluate programs and, where appropriate, establish relevant performance criteria to determine management compensation. Our Compensation Committee Charter grants the Compensation Committee full authority to review and approve annual base salary and incentive compensation levels, employment agreements and benefits of executive officers and other key employees. We intend to adopt performance criteria to measure the performance of our executive management and determine the appropriateness of awarding year-end cash bonuses based on performance company performance.

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

Review of Compensation Discussion and Analysis

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis presented on the preceding pages. Based on its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders.

The name of each person who serves as a member of our Compensation Committee is set forth below.

Loren J. O’Toole	Robert Grabb	Lisa Meier

AUDIT COMMITTEE REPORT

The Audit Committee of the board consists of three members who are neither officers nor employees of our company and who meet NYSE Amex independence requirements. Information as to these persons, as well as their duties, is provided under the caption “Our board of directors and Committees.” The Committee met eight times during 2009 and reviewed a wide range of issues, including the objectivity of the financial reporting process and the adequacy of internal controls. The Committee ratified the selection of Mantyla McReynolds LLC (“Mantyla McReynolds”) as our independent registered public accounting firm and considered factors relating to its independence. In addition, the Committee received reports and reviewed matters regarding ethical considerations and business conduct and monitored compliance with laws and regulations. Prior to filing our annual report on Form 10-K, the Committee also met with our management and internal auditors and reviewed the current audit activities, plans and results of selected internal audits. The Committee also met privately with the internal auditors and with representatives of Mantyla McReynolds to encourage confidential discussions as to any accounting or auditing matters.

The Audit Committee has (a) reviewed and discussed with management and representatives of our company’s independent registered public accountants our company’s audited financial statements contained for the year ended December 31, 2009; (b) discussed with our company’s independent registered public accountants the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU Section 380), as adopted by the Public Company Accounting Oversight Board (the “PCAOB”) in Rule 3200T; and (c). received the written disclosures and the letter from our company’s independent registered public accounting firm as required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence and discussed with representatives of our company’s independent registered public accounting firm its independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2009, for filing with the SEC.

The name of each person who serves as a member of our Audit Committee is set forth below.

Loren J. O’Toole	Robert Grabb	Lisa Meier

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2010, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 44,926,331 shares of common stock outstanding as of March 31, 2010.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2010 through the exercise of any option or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has converted options into shares of our common stock.

Name (1)	Number of Shares		Percent of Common Stock (2)
Certain Beneficial Owners:
FMR LLC 82 Devonshire Street Boston, MA 02109	6,496,677	(3)	14.46%
Gilder, Gagnon, Howe & Co. LLC 1775 Broadway, 26th Floor New York, NY 10019	2,907,431	(4)	6.47%
Palo Alto Investors, LLC 470 University Ave Palo Alto, CA 94301	2,571,275	(5)	5.72%
Directors and Executive Officers:
Michael L. Reger	3,999,991	(6)	8.90%
Ryan R. Gilbertson	965,013	(7)	2.15%
Robert Grabb	124,200	(8)	*
Lisa Meier	132,916	(8)	*
Loren J. O’Toole	125,000	(8)	*
Carter Stewart	134,875	(9)	*
Jack King	119,000	(8)	*
James R. Sankovitz	252,500		*
Chad D. Winter	252,528		*
Directors and Officers as a Group (9 persons)	6,106,023	(10)	13.50%

*Less than 1%.

(1)      As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each member of management and each director is care of our company.

(2)      Figures are rounded to the nearest tenth of a percent.

(3)      As set forth on Amendment No. 1 to Schedule 13G filed with the SEC on February 16, 2010, the Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 6,278,647 shares of the company’s common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.
The ownership of one investment company, Fidelity Contrafund, amounted to 3,786,862 shares of the company’s common stock. Edward C. Johnson 3d and FMR, LLC, through its control of Fidelity Management & Research Company and the funds each has sole power to dispose of the 5,226, 000 shares owned by the funds.
Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.
Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds’ boards of trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the funds’ boards of trustees.
Pyramis Global Advisors, LLC, an indirect wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 218,030 shares of the company’s common stock as a result of its serving as investment adviser to institutional accounts, non-U.S. mutual funds, or investment companies registered under Section 8 of the Investment Company Act of 1940 owning such shares. Edward C. Johnson 3d and FMR LLC, through its control of Pyramis Global Advisors, LLC, each has sole dispositive power over 218,030 shares and sole power to vote or to direct the voting of the same shares of the company’s common stock owned by the institutional accounts or funds advised by Pyramis Global Advisors, LLC.

(4)      As set forth on Amendment No. 3 to Schedule 13G filed with the SEC on February 16, 2010, the shares reported include 2,651,504 shares held in customer accounts over which partners and/or employees of Gilder, Gagnon, Howe & Co. LLC have discretionary authority to dispose of or direct the disposition of the shares, 193,684 shares held in accounts owned by the partners of Gilder, Gagnon, Howe & Co. LLC and their families and 62,243 shares held in the account of the profit-sharing plan of Gilder, Gagnon, Howe & Co. LLC.

(5)      As set forth on Amendment No. 1 to Schedule 13G filed with the SEC on February 16, 2010, the shares reported include shares held by investment limited partnerships and investment funds of which Palo Alto Investors LLC (“PAI”) is the investment adviser and/or general partner. Each of PAI, its manager, Palo Alto Investors, its controlling shareholder, William Leland Edwards and the President of PAI and Palo Alto Investors, Anthony Joonkyoo Yun, MD, disclaims membership in a group and disclaims beneficial ownership of the shares, except to the extent of that person’s pecuniary interest therein.

(6)      Includes 1,000 shares held by Mr. Reger’s spouse, which may be deemed to be beneficially owned by him.

(7)      Includes 80,000 shares held by entities owned and/or controlled by Mr. Gilbertson, which may be deemed to be beneficially owned by him.

(8)      Includes 100,000 shares issuable upon exercise of currently exercisable options granted pursuant to our 2006 Incentive Stock Option Plan.

(9)      Includes 61,875 shares held by entities owned and/or controlled by Mr. Stewart, which may be deemed to be beneficially owned by him.

(10)    Includes shares held indirectly held by Messrs. Reger, Gilbertson and Stewart as set forth in Notes 6, 7 and 9 above, respectively and an aggregate of 300,000 shares of common stock that directors presently have the right to acquire upon exercise of currently exercisable options.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans, as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2006 Incentive Stock Option Plan	300,000	$5.18	340,000
2009 Equity Incentive Plan	–		2,357,084
Equity compensation plans not approved by security holders
None	–		–
Total:	300,000		2,697,084

Item 13. Certain Relationships and Related Transactions, and Director Independence

    As an oil and gas exploration company, our business strategy is to identify and exploit resources in and adjacent to existing or indicated producing areas that can be quickly developed and put in production at low cost. We are focused on low overhead and, thus, have relied upon various relationships with third-parties that assist us in identifying and acquiring property in the most exciting new plays in a nimble and efficient fashion. As a consequence, we have entered into and may in the future enter into, certain transactions and arrangements with parties that have a direct or indirect relationship with one or more members of our management or board of directors.

    A majority of the members of our board of directors have qualified as “independent” as defined in Section 803(a)(2) of the NYSE Amex company guide since September 2007 and our board of directors has approved any and all transactions involving any material obligation by our company to any party. See Directors—Independence and Committees above for a complete discussion regarding our Audit Committee and the independence of our directors. Our Audit Committee Charter, as amended March 18, 2008 and the NYSE Amex company guide require that Audit Committee review and approve all material transactions between our company and its directors, officers and 5% or greater stockholders, as well as all material transactions between our company and any relative or affiliate of any of the foregoing. We anticipate that our Audit Committee will review and approve or ratify future transactions involving any executive officer, director, 5% or greater stockholder or any relative or affiliate of any of the foregoing.

    In September 2007, we commenced a continuous lease program with South Fork Exploration, LLC (“SFE”), a Montana limited liability Company owned and managed by J.R. Reger, brother of our Chief Executive Officer and Chairman—Michael Reger. Under the terms of the program, we paid SFE an aggregate of $501,603 in 2009.  J.R. Reger is also a stockholder of our company.

    On January 30, 2009, our Compensation Committee and Audit Committee approved the issuance of non-negotiable, unsecured subordinated promissory notes in the principal amount of $370,000 to both Mr. Reger and Mr. Gilbertson in lieu of paying cash bonuses earned in 2008.

    On November 17, 2009, the Audit Committee approved the opening of an investment account with Morgan Stanley Smith Barney LLC for management of a portion of the company’s excess cash. This account will be managed by Kathleen Gilbertson, a financial advisor with that firm who is the sister of our President and Director, Ryan Gilbertson.  Depending on liquidity needs, we expect to invest approximately $30 million to $60 million in this investment account and Kathleen Gilbertson’s personal interest in any such amount we invest is expected to be approximately $7,000 to $20,000, depending upon the specific investments chosen for our funds.

    Except as disclosed above, we had no transactions during 2009 and none are currently proposed, in which we were a participant and in which any related person had a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services

Registered Public Accountant Fees

    Mantyla McReynolds served as our independent auditor for the two most recently completed years. Aggregate fees for professional services rendered by Mantyla McReynolds for the years ended December 31, 2008 and December 31, 2009 were as follows:

	Fiscal Year Ended December 31, 2008		Fiscal Year Ended December 31, 2009
Audit Fees	$140,142		$209,456
Audit-Related Fees	–		-
Tax Fees	–		-
All Other Fees	3,007	(1)	1,121	(2)
Total	$143,149		$210,577

 (1)      All other fees in 2008 consisted of fees for contract reviews and the potential accounting impact.

(2)      All other fees in 2009 consisted of fees relating to FINRA dispute resolution matter against UBS Financial Services, Inc.

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

Our Audit Committee annual evaluates our auditors’ independence, professional capability and fees based on a variety of factors. The Committee annually obtains from the auditor a formal written statement delineating all relationships between the auditor and our company, consistent with Independence Standards Board Standard 1 and engages in a dialogue with the auditor with respect to any disclosed relationships or services that may impact the objectivity and independence of the auditor.

The Audit Committee takes appropriate action to oversee the independence of the auditor, which includes review and approval of the auditors’ annual audit plan and audit scope including a description of key functions and/or locations to be audited, a general description of each of the non-audit services provided or to be provided and an estimate of audit and non-audit fees and costs for the year and actual versus estimated for the preceding year. The Committee ascertains whether resources are reasonably allocated as to risk and exposure and makes any recommendations that might be required to more appropriately allocate the auditors’ efforts.

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

The Committee pre-approved all of the services we received from Mantyla McReynolds during 2009.

Item 15. Exhibits and Financial Statement Schedules

(b)           Exhibits:

Exhibit No.	Description	Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	April 30, 2010	By:	/s/ Michael L. Reger
Michael L. Reger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Michael L. Reger	Chief Executive Officer and Director	April 30, 2010
Michael L. Reger

/s/ Chad D. Winter	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	April 30, 2010
Chad D. Winter

*	President and Director	April 30, 2010
Ryan R. Gilbertson

*	Director	April 30, 2010
Loren J. O’Toole

*	Director	April 30, 2010
Carter Stewart

*	Director	April 30, 2010
Jack King

*	Director	April 30, 2010
Robert Grabb

*	Director	April 30, 2010
Lisa Bromiley Meier

*Michael L. Reger, by signing his name hereto, does hereby sign this document on behalf of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ Michael L. Reger
Michael L. Reger
Attorney-in-Fact