Form 10-Q
period 2010-08-09
NORTHERN OIL & GAS, INC.
filed 2010-08-09
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
__________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 001-33999

NORTHERN OIL AND GAS, INC.
(Exact name of Registrant as specified in its charter)

Minnesota	95-3848122
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

As of August 6, 2010, there were 51,537,329 shares of our common stock, par value $0.001, outstanding.

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2010

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

ASSETS

	June 30,
	2010	December 31,
	(UNAUDITED)	2009
CURRENT ASSETS
Cash and Cash Equivalents	$70,167,911	$6,233,372
Trade Receivables	11,311,742	7,025,011
Prepaid Drilling Costs	6,431,446	1,454,034
Prepaid Expenses	481,371	143,606
Other Current Assets	272,392	201,314
Short - Term Investments	-	24,903,476
Derivative Asset	1,068,924	-
Deferred Tax Asset	863,000	2,057,000
Total Current Assets	90,596,786	42, 017,813

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method (including unevaluated cost of
$86,422,227 at 6/30/2010 and $53,862,529 at 12/31/2009)	156,185,056	96,801,626
Other Property and Equipment	2,193,447	439,656
Total Property and Equipment	158,378,503	97,241,282
Less - Accumulated Depreciation and Depletion	9,626,536	5,091,198
Total Property and Equipment, Net	148,751,967	92,150,084

DEBT ISSUANCE COSTS	1,525,703	1,427,071

Total Assets	$240,874,456	$135,594,968

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$9,987,487	$6,419,534
Line of Credit	-	834,492
Accrued Expenses	1,938,696	316,977
Derivative Liability	-	1,320,679
Other Liabilities	18,574	18,574
Total Current Liabilities	11,944,757	8,910,256

LONG-TERM LIABILITIES
Revolving Credit Facility	-	-
Derivative Liability	85,544	1,459,374
Subordinated Notes	400,000	500,000
Other Noncurrent Liabilities	315,727	243,888
Total Long-Term Liabilities	801,271	2,203,262

DEFERRED TAX LIABILITY	5,192,000	922,000

Total Liabilities	17,938,028	12,035,518

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001; 100,000,000 Authorized, 51,079,143
Outstanding (2009 – 43,911,044 Shares Outstanding)	51,080	43,912
Additional Paid-In Capital	215,539,549	124,884,266
Retained Earnings	8,522,388	841,892
Accumulated Other Comprehensive Income (Loss)	(1,176,589)	(2,210,620)
Total Stockholders' Equity	222,936,428	123,559,450

Total Liabilities and Stockholders' Equity	$240,874,456	$135,594,968

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2009		2009
	2010	Adjusted *	2010	Adjusted *
REVENUES
Oil and Gas Sales	$11,664,873	$2,418,496	$20,033,720	$3,059,230
Gain (Loss) on Settled Derivatives	303,919	(143,412)	126,936	(125,878)
Mark-to-Market of Derivative Instruments	4,251,199	-	3,260,383	-
Other Revenue	11,782	-	32,248	-
	16,231,773	2,275,084	23,453,287	2,933,352

OPERATING EXPENSES
Production Expenses	561,427	119,751	893,757	214,140
Production Taxes	1,024,277	189,400	1,670,143	247,715
General and Administrative Expense	718,471	519,014	1,612,142	910,674
Share Based Compensation	1,193,072	36,302	2,006,369	213,277
Depletion of Oil and Gas Properties	2,600,836	548,124	4,484,441	850,326
Depreciation and Amortization	26,267	22,777	50,897	45,456
Accretion of Discount on Asset Retirement Obligations	9,215	2,077	12,752	3,471
Total Expenses	6,133,565	1,437,445	10,730,501	2,485,059

INCOME FROM OPERATIONS	10,098,208	837,639	12,722,786	448,293

OTHER EXPENSE	(144,342)	(139,243)	(232,290)	(182,770)

INCOME BEFORE INCOME TAXES	9,953,866	698,396	12,490,496	265,523

INCOME TAX PROVISION	3,833,000	280,000	4,810,000	106,000

NET INCOME	$6,120,866	$418,396	$7,680,496	$159,523

Net Income Per Common Share - Basic	$0.12	$0.01	$0.16	$0.00

Net Income Per Common Share - Diluted	$0.12	$0.01	$0.16	$0.00

Weighted Average Shares Outstanding – Basic	49,934,409	34,582,282	47,032,602	34,404,093

Weighted Average Shares Outstanding - Diluted	50,609,944	34,741,036	47,593,962	34,484,966

*See Note 2

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Six Months Ended
	June 30,

	2010	2009 Adjusted*
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,680,496	$159,523
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depletion of Oil and Gas Properties	4,484,441	850,326
Depreciation and Amortization	50,897	45,456
Amortization of Debt Issuance Costs	280,768	168,790
Accretion of Discount on Asset Retirement Obligations	12,752	3,471
Income Tax Provision	4,810,000	106,000
Loss on Sale of Available for Sale Securities	197,556	-
Market Value adjustment of Derivative Instruments	(3,260,383)	-
Amortization of Deferred Rent	(9,287)	(9,286
Share - Based Compensation Expense	2,006,369	213,277
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(4,286,731)	(775,192
Increase in Prepaid Expenses	(337,765)	(44,892
Decrease (Increase) in Other Current Assets	71,078	-
Increase in Accounts Payable	3,567,953	2,585,014
Decrease in Accrued Expenses	(138,281)	(934,162
Net Cash Provided By Operating Activities	14,987,707	2,368,325

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Other Equipment and Furniture	(1,753,791)	(6,943
Decrease (Increase) in Prepaid Drilling Costs	(4,977,412)	19
Proceeds from Sale of Oil and Gas Properties	237,877	-
Proceeds from Sale of Available for Sale Securities	25,890,901	-
Increase in Oil and Gas Properties	(51,636,851)	(17,506,249
Net Cash Used For Investing Activities	(32,239,276)	(17,513,173

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Line of Credit	(834,492)	(12,338
Advances on Revolving Credit Facility	5,300,000	16,000,000
Payments on Revolving Credit Facility	(5,300,000)	-
Increase (Decrease) in Subordinated Notes, net	(100,000)	500,000
Debt Issuance Costs Paid	(379,400)	(1,190,061
Proceeds from Issuance of Common Stock - Net of Issuance Costs	82,500,000	12,701,049
Net Cash Provided by Financing Activities	81,186,108	27,998,650

NET INCREASE IN CASH AND CASH EQUIVALENTS	63,934,539	12,853,802

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6,233,372	780,716

CASH AND CASH EQUIVALENTS – END OF PERIOD	$70,167,911	$13,634,518

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$125,135	$189,128
Cash Paid During the Period for Income Taxes	$-	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$5,698,337	$224,879
Payment of Compensation through Issuance of Common Stock	$4,224,114	$261,280
Capitalized Asset Retirement Obligations	$69,802	$61,403
Fair Value of Warrants Issued for Debt Issuance Costs	$-	$221,153
Payment of Debt Issuance Costs through Issuance of Common Stock	$-	$475,200

* See Note 2

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

Northern Oil and Gas, Inc. (the “Company,” “we,” “us,” “our” and words of similar import) is a growth-oriented independent energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties.   The Company’s common stock trades on the NYSE Amex Equities Market under the symbol “NOG”.

The Company acquires interests in oil and gas acreage and drilling projects, primarily within the Williston Basin Bakken Shale formation. The Company has begun to develop its substantial leasehold acreage in the Bakken play and will target additional opportunities in emerging plays utilizing its first mover leasing advantage.   The Company owns working interests in wells, and does not lease land to operators.  We believe the advantage gained by participating as a non-operating partner has given us valuable data on completions and will help our operating partners control well costs and enhance results as we continue to develop our higher working interest sections in the remainder of 2010 and beyond.

The Company participates on a heads up basis proportionate to its working interest in declared drilling units with working interests ranging from approximately 0.5% to 63%.  As of June 30, 2010, we controlled approximately 109,913 net acres in the Williston Basin targeting the Bakken and Three Forks formations.  As of August 9, 2010, we control approximately 115,700 net mineral acres in the Williston Basin targeting the Bakken and Three Forks formations, which provides the potential to drill approximately 1,085 net wells using 640 acre spacing units assuming three horizontal Bakken and three horizontal Three Forks wells per spacing unit.  We have no material lease expirations until late 2011 and continue to expand our position through aggressive acquisition and leasing programs.

Our land acquisition and field operations, along with various other services, are primarily outsourced through the use of consultants and drilling partners.  The Company will continue to retain independent contractors to assist in operating and managing the prospects and other administrative functions.  With the additional acquisition of oil and natural gas properties, the Company intends to continue to use both in-house employees and outside consultants to develop and exploit its leasehold interests.

As an independent oil and gas producer, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices of crude oil and natural gas.  Historically, the energy markets have been very volatile and it is likely that oil and gas prices will continue to be subject to wide fluctuations in the future.  A substantial or extended decline in crude oil or natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and access to capital, and on the quantities of natural gas and oil reserves that can be economically produced.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein is unaudited, except the balance sheet as of December 31, 2009, which has been derived from our audited financial statements as of December 31, 2009.  However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles), which are in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

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

Short-Term Investments

All marketable debt and equity securities and United States Treasuries that are included in short-term investments are considered available-for-sale and are carried at fair value.  The short-term investments are considered current assets due to their maturity term or the Company’s ability and intent to use them to fund current operations.  The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (loss).  There are no unrealized gains and losses included in accumulated other comprehensive income (loss) as of June 30, 2010, as the Company has no short-term investments.  When securities are sold, their cost is determined based on the first-in first-out method.  The realized gains and losses related to these securities are included in other expense in the statements of operations.

Other Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to fifteen years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  We have not recognized any impairment losses on non oil and gas long-lived assets.  Depreciation expense was $50,897 for the six months ended June 30, 2010.

Debt Issuance Costs

In February 2009, the Company entered into a revolving credit facility with CIT Capital USA, Inc. (“CIT”) (See Note 9).  The Company incurred costs related to this facility that were capitalized on the Balance Sheet as Debt Issuance Costs.  Included in the Debt Issuance Costs are direct costs paid to third parties for broker fees and legal fees, 180,000 shares of restricted common stock paid as additional compensation for broker fees, and the fair value of 300,000 warrants issued to CIT.  The fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time of closing.  CIT can exercise these warrants at any time until the warrants expire in February 2012.  The exercise price of the warrants is $5.00 per warrant.  The total amount capitalized for Debt Issuance Costs is $1,670,000 related to the original agreement with CIT.  In May 2009, the Company amended the revolving credit facility with CIT to allow for additional borrowings.  The Company incurred and capitalized $216,414 of direct costs related to this amendment.

In May 2010, the Company completed an assignment of its revolving credit facility to Macquarie Bank Limited (“Macquarie”) from CIT.  In connection with the assignment, the Company and Macquarie entered into an Amended and Restated Credit Agreement governing the facility.  The Company incurred and capitalized $379,400 of direct costs related to this assignment and amendment.

The remaining capitalized costs from the original February 2009 agreement and the May 2009 amendment to the agreement and the additional costs from the assignment and amendment of the facility in May 2010 are being amortized over the remaining term of the amended facility using the effective interest method.

The amortization of debt issuance costs for the six months ended June 30, 2010 was $280,768.

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

Revenue Recognition and Gas Balancing

We recognize oil and gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  We use the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of June 30, 2010 and December 31, 2009, our gas production was in balance, meaning our cumulative portion of gas production taken and sold from wells in which we have an interest equaled our entitled interest in gas production from those wells.

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (“ASC”) 718-10-55 (Prior authoritative literature: FASB Statement 123(R), Share-Based Payment). This standard requires us to record an expense associated with the fair value of stock-based compensation.  We use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

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

Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator).  Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period.  Potential common shares include stock options, warrants, and restricted stock.  The number of potential common shares outstanding relating to stock options, warrants, and restricted stock is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding - basic	49,934,409	34,582,282	47,032,602	34,404,093
Plus: Potentially dilutive common shares
Stock options, warrants, and restricted stock	675,534	158,754	561,359	80,873
Weighted average common shares outstanding - diluted	50,609,944	34,741,036	47,593,962	34,484,966
Stock options and warrants excluded from EPS due to the anti-dilutive effect	-	-	-	62,529

As of June 30, 2010 there were 300,000 potentially dilutive shares from stock options that became exercisable in 2007.

In addition, as of June 30, 2010, there were 300,000 warrants that were issued in conjunction with the February 2009 revolving credit facility with CIT that remained outstanding and exercisable.  These warrants are presently exercisable and represent potentially dilutive shares.  Each of these warrants has an exercise price of $5.00.

The remaining potential dilutive shares are the result of applying the Codification requirements to unamortized compensation in accordance with the treasury stock method.

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred. The Company capitalized $2,771,704 of internal costs and $59,711 of interest and fees for the six months ended June 30, 2010.

As of June 30, 2010 we controlled acreage in Sheridan County, Montana with primary targets including the Red River and Mission Canyon. We controlled acreage in North Dakota targeting the Bakken Shale and Three Forks/Sanish as well as acreage in Yates County, New York that is prospective for Marcellus Shale and Trenton-Black River natural gas production.

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

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs, asset retirement costs under FASB ASC 410-20-25 (Prior authoritative literature: FASB Statement 143, Accounting for Asset Retirement Obligations) are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations. As of June 30, 2010, the Company included $765,037 of costs related to expired leases in Sheridan County, Montana and Yates County, New York, which costs are subject to depletion calculation.

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the 12-month average price of oil and natural gas based on the prices in effect at the beginning of each month to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the Balance Sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense. To this point the Company has not realized any impairment of its properties due to our low basis in the acreage and productivity and economics of our producing wells.

Use of Estimates

The preparation of financial statements under generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to proved oil and natural gas reserve volumes, future development costs, estimates relating to certain oil and natural gas revenues and expenses, fair value of derivative instruments, and deferred income taxes.  Actual results may differ from those estimates.

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

Impairment

FASB ASC 360-10-35-21 (Prior authoritative literature: FASB Statement 144, Accounting for the Impairment and Disposal of Long-Lived Assets), requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting (which we use) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.

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

The following table shows the effect on the Company’s Statement of Operations:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	As Reported	Adjusted	Effect of Change	As Reported	Adjusted	Effect of Change
Depletion Expense	$719,596	$548,124	$(171,472)	$1,101,250	$850,326	$(250,924)
Income Tax Provision	211,000	280,000	69,000	6,000	106,000	100,000
Net Income	$315,924	$418,396	$102,472	$8,599	$159,523	$150,924
Earnings Per Share – Basic and Diluted	$0.01	$0.01	$0.00	$0.00	$0.00	$0.00

The following table shows the effect on the Company’s Statement of Cash Flows:

	Six Months Ended June 30, 2009
	As Reported	Adjusted	Effect of Change
Net Income	$8,599	$159,523	$150,924
Depletion of Oil and Gas Properties	1,101,250	850,326	(250,924)
Income Tax Provision	6,000	106,000	100,000
Decrease in Accrued Drilling Costs	(181,900)	-	181,900
Increase in Oil and Gas Properties	(17,324,349)	(17,506,249)	(181,900)

New Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements."  ASU 2010-09 requires an entity that is a filer with the United States Securities and Exchange Commission (the “SEC”) to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance.  The adoption of this standard had no effect on our results of operation or our financial position.

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

NOTE 3     SHORT-TERM INVESTMENTS

All marketable debt and equity securities and United States Treasuries that are included in short-term investments are considered available-for-sale and are carried at fair value.  The short-term investments are considered current assets due to their maturity term or the Company’s ability and intent to use them to fund current operations.  The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (loss).   When securities are sold, their cost is determined based on the first-in first-out method.  The realized gains and losses related to these securities are included in other income in the statements of operations.  For the six months ended June 30, 2010, we realized losses of $197,556 on the sale of short-term investments.

The Company has no short-term investments as of June 30, 2010.

NOTE 4     PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 consisted of the following:

June 30, 2010
Oil and Gas Properties, Full Cost Method
Unevaluated Costs, Not Subject to Amortization or Ceiling Test	$86,939,327
Evaluated Costs	69,245,729
156,185,056
Other Property and Equipment	2,193,447
158,378,503
Less: Accumulated Depreciation, Depletion and Amortization
Property and Equipment	9,626,536
Total	$148,751,967

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Six Months Ended June 30,
	2010	2009 Adjusted
Depletion of Costs for Evaluated Oil and Gas Properties	$4,484,441	$850,326
Depreciation of Other Property and Equipment	50,897	45,456
Total Depreciation, Depletion, and Amortization Expense	$4,535,338	$895,782

NOTE 5     OIL AND GAS PROPERTIES

North Dakota Acquisitions

In the second quarter of 2010 the Company acquired approximately 16,861 net mineral acres in all of our key prospect areas in the form of both effective leases and top-leases.  Of the approximate 16,861 net mineral acres acquired approximately 5,800 net mineral acres were acquired organically.  The Company spent an average of approximately $1,015 per net mineral acre acquired in the second quarter of 2010.
JAG Oil Limited Partnership and G.G. Rose, L.L.C. Acreage Acquisition

In June of 2010 the Company acquired approximately 3,498.47 net acres for $1,750 per net acre in Williams and McKenzie Counties of North Dakota.  The Company issued shares of its common stock and $761,463 to JAG Oil Limited Partnership and G.G. Rose, L.L.C. in consideration for the acreage.

NOTE 6     PREFERRED AND COMMON STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock, par value $0.001 per share.  Our Board of Directors is authorized to establish one or more series of preferred stock, setting forth the designation of each such series and fixing the relative rights and preferences of each such series.  The Company has neither designated nor issued any shares of preferred stock.

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

In March 2010, the Company issued 10,287 shares of Common Stock as part of an acquisition of leasehold interests in North Dakota. The fair value of the stock issued was $99,475 or $9.67 per share, based upon the market value of one share of common stock on the date the leasehold interests were acquired.

In March 2010, pursuant to employment agreements the Company issued 50,000 shares of Common Stock to executives of the Company.  The shares were fully vested on the date of the grant.  The fair value of the stock issued was $664,500 or $13.29 per share, based upon the market value of one share of common stock on the date the stock was obligated to be issued.  The Company expensed $307,331 in share-based compensation related to the issuance for the three month period ended March 31, 2010. The remainder of the expense was capitalized into the full cost pool.

In April 2010, the Company entered into an underwriting agreement to sell 5,750,000 shares of common stock at a price of $15.00 less an underwriting discount of $0.60 per share for total gross proceeds of $82.8 million.  The Company incurred costs of $300,000 related to this offering.  These costs were netted against the proceeds of the offering through Additional Paid-In Capital.

On June 14, 2010, the Company issued 382,645 shares of Common Stock as part of an acquisition of leasehold interests in North Dakota.  The fair value of the stock issued was $5,360,856 or $14.01 per share, based upon the market value of one share of common stock on the date the shares were registered with the SEC for resale, which is the date the leasehold interests were acquired.

On June 18, 2010, the Company granted 14,167 shares of Common Stock related to acquisitions of leasehold interests in North Dakota.  The fair value of the stock granted was $238,006 or $16.80 per share, based upon the market value of one share of common stock on the date the leasehold interests were acquired.  The common stock related to these grants was issued in July 2010.

As of June 30, 2010 the Company has accrued bonuses based on the year to date results of operations in comparison to year-end bonus attainment expectations.  Management anticipates these bonuses will be paid in the fourth quarter of 2010 through the issuance of stock.  The accrued bonuses as of June 30, 2010, are an estimate and are considered discretionary based on 2010 operations.  The Company’s compensation committee has approved a plan to grant bonuses and the bonus accrual is based on that plan, but the June 30, 2010 bonus accrual balance has not been approved by the compensation committee.  The Company expensed $801,775 in share -based compensation related to this bonus accrual for the six month period ended June 30, 2010.  The remainder of bonus was capitalized into the full cost pool.

Restricted Stock Awards

During the six months ended June 30, 2010, the Company issued 956,000 restricted shares of common stock as compensation to officers and employees of the Company. The restricted shares vest over various terms with all restricted shares vesting no later than December 31, 2013. As of June 30, 2010, the Company had approximately $13.7 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock.

The following table reflects the outstanding restricted stock awards and activity related thereto for the six months ended June 30, 2010:

	Six Months Ended June 30, 2010
	Number of Shares	Weighted-Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	325,330	$9.01
Shares Granted	956,000	$13.29
Lapse of Restrictions	(76,854)	$9.59
Restricted Shares Outstanding at June 30, 2010	1,204,476	$12.37

NOTE 7     RELATED PARTY TRANSACTIONS

The Company has purchased leasehold interests from South Fork Exploration, LLC (“SFE”).  In the second quarter of 2010, the Company paid a total of $5,000 related to a previously executed leasehold agreement.  SFE’s president is J.R. Reger, the brother of the Company’s Chief Executive Officer, Michael Reger.  J.R. Reger is also a stockholder in the Company.

The Company has also purchased leasehold interests in 2007 from Gallatin Resources, LLC.  In the second quarter of 2010, the company paid a total of $6,277 related to a previously executed leasehold agreement. Carter Stewart, one of the Company’s directors, owns a 25% interest in Gallatin Resources, LLC.

The Company has an investment account with Morgan Stanley that is managed by Kathleen Gilbertson, a financial advisor with that firm who is the sister of our President and Director, Ryan Gilbertson.

All transactions involving related parties were approved by the Company’s Board of Directors or Audit Committee.

NOTE 8     STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

On November 1, 2007, the Board of Directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Stock Option Plan.  The Company granted options to purchase an aggregate of 500,000 shares of common stock to members of the Company’s Board of Directors and options to purchase an additional 60,000 shares of common stock to one employee pursuant to an employment agreement.  These options were granted at an exercise price of $5.18 per share and were fully vested on the grant date.  Options to purchase an aggregate of 260,000 shares granted in 2007 have been exercised as of June 30, 2010.

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10-55 (Prior authoritative literature: FASB Statement 123(R), Share-Based Payment). This statement requires us to record an expense associated with the fair value of stock-based compensation.  We use the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  The Company used the simplified method to determine the expected term of the options due to the lack of sufficient historical data.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options are recognized as compensation over the vesting period.  There have been no stock options granted since November 2007 under the 2006 Stock Option Plan.

The following summarizes activities concerning outstanding options to purchase shares of the Company’s common stock as of and for the period ending June 30, 2010:

•	No options were exercised in the six months ended June 30, 2010.

•	No options were forfeited or expired during the six months ended June 30, 2010.

•	300,000 options are exercisable and outstanding as June 30, 2010.

•
There is no further compensation expense that will be recognized in future years relative to any options that had been granted as of June 30, 2010, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	There were no unvested options at June 30, 2010.

Warrants Granted February 2009

On February 27, 2009, in conjunction with the closing of the revolving credit facility (see Note 9), the Company issued to CIT warrants to purchase a total of 300,000 shares of common stock exercisable at $5.00 per share.   The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued.  The fair value of the warrants is included in Debt Issuance Costs and are being amortized over the amended term of the facility using the effective interest method.  CIT can exercise the warrants at any time until the warrants expire in February 2012.

NOTE 9     REVOLVING CREDIT FACILITY

In February 2009, the Company completed the closing of a revolving credit facility with CIT that provided up to a maximum principal amount of $25 million of working capital for exploration and production operations (the “Facility”).

On May 26, 2010, the Company completed the assignment of its revolving credit facility to Macquarie from CIT.  In connection with the assignment, the Company and Macquarie entered into an Amended and Restated Credit Agreement governing the facility.

The Facility provides up to a maximum principal amount of $100 million of working capital for exploration and production operations.  The borrowing base of the funds available under the Facility is re-determined semi-annually based upon the net present value, discounted at 10% per annum, of the future net revenues expected to accrue from its interests in proved reserves estimated to be produced from its oil and gas properties.  $25 million of financing is currently available under the Facility.  The Facility terminates on May 26, 2014.  The Company had no borrowings under the Facility at June 30, 2010.

The Company has the option to designate the reference rate of interest for each specific borrowing under the Facility as amounts are advanced.  Borrowings based upon the London interbank offering rate (“LIBOR”) will bear interest at a rate equal LIBOR plus a spread ranging from 2.5% to 3.25%, depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the greater of (a) the current prime rate published by the Wall Street Journal, or (b) the current one month LIBOR rate plus 1.0%, plus in either case a spread ranging from 2% to 2.5%, depending on the percentage of borrowing base that is currently advanced.  The Company has the option to designate either pricing mechanism.  Payments are due under the Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Facility.

The applicable interest rate increases under the Facility and the lenders may accelerate payments under the Facility, or call all obligations due under certain circumstances, upon an event of default.  The Facility references various events constituting a default on the Facility, including, but not limited to, failure to pay interest on any loan under the Facility, any material violation of any representation or warranty under the Amended and Restated Credit Agreement, failure to observe or perform certain covenants, conditions or agreements under the Amended and Restated Credit Agreement, a change in control of the Company, default under any other material indebtedness the Company might have, bankruptcy and similar proceedings and failure to pay disbursements from lines of credit issued under the Facility.  The Company was not in default on the Facility as of June 30, 2010, and is not expected to be in default in the future.

The Facility requires that the Company enter into swap agreements with Macquarie for each month of the thirty-six (36) month period following the date on which each such swap agreement is executed, the notional volumes for which when aggregated with other commodity swap agreements and additional fixed-price physical off-take contracts then in effect, as of the date such swap agreement is executed, is not less than 50%,  nor exceeds 90%, of the reasonably anticipated projected production from the Company’s proved developed producing reserves, as defined at the time of the agreement.  The Company entered into swap agreements as required at the time, and presently there are no material hedging requirements imposed by Macquarie.

All of the Company’s obligations under the Facility and the swap agreements with Macquarie are secured by a first priority security interest in any and all assets of the Company.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the six months ended June 30, 2010:

Six Months Ended June 30, 2010
Beginning Asset Retirement Obligation	$206,741
Liabilities Incurred for New Wells Placed in Production	69,802
Liabilities Settled	(1,428)
Accretion of Discount on Asset Retirement Obligations	12,752
Ending Asset Retirement Obligation	$287,867

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

The income tax provision (benefit) for the six months ended June 30, 2010 and 2009 consists of the following:

	Six Months Ended June 30,
	2010	2009 Adjusted
Current Income Taxes	$-	$-
Deferred Income Taxes	-	-
Federal	3,915,000	87,000
State	895,000	19,000
Total Provision	$4,810,000	$106,000

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

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the six months ended June 30, 2010, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at June 30, 2010 relating to unrecognized benefits.

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of June 30, 2010.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Derivative Assets	$-	$1,068,924	$-
Non-Current Derivative Liabilities	-	(85,544)	-
Total	$-	$983,380	$-

Level 2 assets and liabilities consist of derivative assets and liabilities (see Note 14).  Under FASB ASC 820-10-55 (Prior authoritative literature: FASB Statement 157, Fair Value Measurements), the fair value of the Company’s derivative financial instruments is determined based on spot prices and the notional quantities.  The fair value of all derivative contracts is reflected on the balance sheet.  The current asset amounts represent the fair values expected to be included in the results of operations for the subsequent year.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) Level 3 Financial Assets
Balance at January 1, 2010	$1,818,356
Sales	(2,025,003)
Unrealized Gain Included in Other Comprehensive Income (Loss)	206,787
Realized Loss on Sales	(140)
Balance at June 30, 2010	$-

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

	Fair Value Measurements at June 30, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Non-Current Liabilities	$-	$-	$(287,867)
Total	$-	$-	$(287,867)

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

The Company’s accounts receivable relate to oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  The Company’s accounts receivable at June 30, 2010 and December 31, 2009 do not represent significant credit risks as they are dispersed across many counterparties.

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

The net mark-to-market loss on the Company’s remaining swaps that qualified for cash flow hedge accounting at the date the decision was made to discontinue hedge accounting totaled $1,913,590 as of June 30, 2010.  The Company has recorded that as accumulated other comprehensive income in stockholders’ equity, and the entire amount will be amortized into revenues as the original forecasted hedged oil production occurs in 2010 and 2011.

The Company realized a settled derivative gain of $126,936 and maintained a mark-to-market value of an unrealized gain of $3,260,383 on derivative instruments for the six months ended June 30, 2010.

The following table reflects the weighted average price of open commodity derivative contracts as of June 30, 2010, by year with associated volumes.

Weighted Average Price Of Open Commodity Contracts
Year	Volumes (Bbl)	Weighted Average Price
2010	225,400	$80.64
2011	263,996	$80.45
2012	3,000	$51.25

In addition to the hedges listed above, on July 22, 2010 the Company entered into a swap agreement covering delivery of 374,504 barrels of oil for delivery in various quantities beginning August 1, 2010 until June 30, 2012 at a fixed price of $80.00 per barrel.  As of July 31, 2010, the Company has a total hedged volume of 828,500 barrels at a weighted average price of approximately $80.18.

At June 30, 2010, the Company had derivative financial instruments under FASB ASC 815-20-25 recorded on the consolidated balance sheet as set forth below:

Type of Contract	Balance Sheet Location	June 30, 2010 Estimated Fair Value	December 31, 2009 Estimated Fair Value
Derivatives Designated as Hedging Instruments
Derivative Assets:
Oil Contracts	Other current assets	$2,072,249	$96,163
Oil Contracts	Other non-current assets	469,001	-
Total Derivative Assets		$2,541,250	$96,163

Derivative Liabilities:
Oil Contracts	Other current liabilities	$(1,003,325)	$(1,402,910)
Oil Contracts	Other non-current liabilities	(554,545)	(1,473,306)
Total Derivative Liabilities		$(1,557,870)	$(2,876,216)

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The Company has netting arrangements with Macquarie Bank Limited that provide for offsetting payables against receivables from separate derivative instruments.

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

For the periods indicated, comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income	$6,120,866	$418,396	$7,680,496	$159,523
Unrealized gains on Marketable Securities (net of tax of $459,000 and $68,000 at June 30, 2010 and 2009)	529,516	8,311	725,981	90,556
Net unrealized gains/losses on hedges (net of tax of $195,000 and $1,133,000 at June 30, 2010 and 2009)	167,950	(1,101,600)	308,050	(1,700,323)
Other Comprehensive income (loss) net	$6,818,332	$(674,893)	$8,714,527	$(1,450,244)

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

Overview and Outlook

As an exploration and production company, our business strategy is to identify and exploit repeatable and scalable resource plays that can be quickly developed at low costs.  We also intend to take advantage of our expertise in aggressive land acquisition to continue to pursue exploration and development projects as a non-operating working interest partner, participating in drilling activities primarily on a heads-up basis proportionate to our working interest.  Our business does not depend upon any intellectual property, licenses or other proprietary property unique to our Company, but instead revolves around our ability to acquire mineral rights and participate in drilling activities by virtue of our ownership of such rights and through the relationships we have developed with our operating partners.  We believe our competitive advantage lies in our ability to acquire property, specifically in the Williston Basin, in a nimble and efficient fashion.

We are focused on maintaining a low cash overhead structure.  We believe we are in a position to most efficiently exploit and identify high production oil and gas properties due to our unique non-operator model through which we are able to diversify our risk and participate in the evolution of technology by the collective expertise of those operators with which we partner.  We intend to continue to carefully pursue the acquisition of properties that fit our profile.  We accelerated our acreage acquisition activities throughout the Williston Basin in the first and second quarters of 2010 and continue to monitor various larger acquisitions.

We control approximately 115,700 net acres in the Williston Basin targeting the Bakken and Three Forks formations, which we believe provides the potential to drill approximately 1,085 net wells using 640 acre spacing units assuming three horizontal Bakken and three horizontal Three Forks wells per spacing unit.  We have no material lease expirations until late 2011 and continue to expand our position through aggressive acquisition and leasing programs.

During the three months ended June 30, 2010, we continued the development of our oil and gas properties primarily in the Williston Basin Bakken play.  We drilled, completed, and commenced production in an additional 41 gross wells (approximately 3.89 net wells) during the quarter.  As of June 30, 2010, we owned working interests in 202 successful discoveries, consisting of 198 targeting the Bakken/Three Forks formation and four targeting the Red River formation.

We believe recent discoveries in western Williams and McKenzie Counties of North Dakota have substantially expanded the delineated area of high quality Bakken and Three Forks production and the rapidly accelerating pace of drilling has dramatically changed the dynamics of this oil play.  Acreage acquisition represents our core competency and we expect to continue to leverage our leasing expertise as the Bakken and Three Forks plays continue to increase in size and scope.

                 As of August 9, 2010, we are participating in the drilling or completion of an additional 63 gross Bakken or Three Forks wells and one gross Red River well, for an aggregate of 7.24 net wells currently drilling or awaiting completion.  We have spud approximately 13.85 net wells in 2010.  We expect to spud approximately 18 net wells throughout 2010 and increase production volumes by 30 to 35% in the quarter ending September 30, 2010 compared to the quarter ended June 30, 2010.

Completion Activity

During the second quarter, we continued to experience delays in fracture stimulation appointments for wells across all operators with whom we participate.  We believe this trend has been driven primarily by an increased inventory of wells awaiting fracture stimulation throughout the Williston Basin caused by a low supply of sub-contractors responsible for fracture stimulation.  Additionally, we believe the constraint in moving fracture stimulation supplies, such as frac sand, into the field have added to this delay.  We expect that for the next quarter, delay between fracture stimulation and completion may continue to average as much as six weeks.  We do not expect that this will affect the pace of drilling and we continue to see wells drilled to total depth at an accelerated pace.  However, delays in fracture stimulation have the effect of delaying production additions.

2010 Drilling Projects

We are engaged in numerous drilling activities on properties presently owned and intend to drill or develop other properties acquired in the future.  We drilled, completed, and commenced production in an additional 41 gross wells (approximately 3.89 net wells) during the quarter.  We intend to continue drilling efforts on our existing acreage in North Dakota and Montana.  We reaffirm our previous guidance to spud approximately 18 net wells in 2010, through participations in approximately 120 gross wells in which we expect to own an average 15% working interest.

As of June 30, 2010, we had interest in a total of 268 gross wells that were either drilling, completing or producing, including 202 producing wells and 66 drilling or completing wells.  Permits continue to be issued for spacing units in which we have acreage interests within North Dakota and Montana.

We continue to develop our acreage position we acquired from Windsor Bakken LLC in 2009 with our operating partner, Slawson Exploration.  The development program consists of Northern owning a working interest in the majority of the wells, with an average working interest in such wells expected to approximate 20%.  As of June 30, 2010, 58 wells have been drilled, completed, and turned over to production with six rigs drilling ahead.

During the second quarter of 2010, we entered into an agreement with GeoResources, Inc. to begin development of a block of approximately 3,000 net acres located in Roosevelt County, Montana, more commonly known as the Rip Rap prospect.  We believe this important extensional exploration into Montana may serve to further delineate the productive area of the Bakken and Three Forks formations.  We will participate in the program on a heads-up basis, with our operating partner Slawson Exploration, in drilling and all future acreage acquisitions for a 15% interest in the program.

Production History

The following table presents information about our produced oil and gas volumes during the three month and six month periods ended June 30, 2010, compared to the three month and six month periods ended June 30, 2009.  As of June 30, 2010, we were selling oil and natural gas from a total of 202 gross wells (approximately 14.36 net wells), compared to 104 gross wells (approximately 4.97 net wells) at June 30, 2009.  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
Net Production:
Oil (Bbl)	166,341	230%	50,396	285,955	267%	77,956
Natural Gas (Mcf)	37,931	474%	6,604	70,534	716%	8,647
Barrel of Oil Equivalent (Boe)	172,663	235%	51,497	297,711	275%	79,397

Average Sales Prices:
Oil (per Bbl)	69.15	25%	55.21	69.58	42%	48.95
Effect of settled oil hedges on average price (per Bbl)	1.83	164%	(2.85	0.44	128%	(1.61
Oil net of settled hedging (per Bbl)	70.98	36%	52.36	70.02	48%	47.34
Natural Gas and Other Liquids (per Mcf)	5.07	0%	5.05	4.56	(13%)	5.26
Effect of natural gas hedges on average price (per Mcf)	0.00	--	0.00	0.00	--	0.00
Natural gas net of hedging (per Mcf)	5.07	0%	5.05	4.56	(13%)	5.26

Average Production Costs:
Oil (per Bbl)	3.37	39%	2.43	3.32	19%	2.78
Natural Gas (per Mcf)	0.27	13%	0.24	0.23	(13%)	0.26
Barrel of Oil Equivalent (Boe)	3.30	37%	2.41	3.25	18%	2.76

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses for the three month and six month periods ended June 30, 2010 compared to the three month and six month periods ended June 30, 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Depletion of oil and natural gas properties	$2,600,836	$548,124	$4,484,441	$850,326

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at June 30, 2010 and June 30, 2009.  A net well represents our percentage ownership of a gross well.  No wells have been permitted or drilled on any of our Yates County, New York acreage.    The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	June 30,
	2010		2009
	Gross	Net	Gross	Net
North Dakota	194	12.98	97	4.16
Montana	8	1.38	7	0.81
Total:	202	14.36	104	4.97

Results of Operations for the periods ended June 30, 2009 and June 30, 2010.

Our current business activities are focused primarily on developing our current acreage position and identifying potential strategic acreage and production acquisitions to continue to consistently increase production and revenues.

During the six months ended June 30, 2010, we continued the development of our oil and gas properties primarily in the Williston Basin Bakken play.  As of June 30, 2010, we had established production from 202 total gross wells in which we hold working interests, only 104 of which had established production as of June 30, 2009.  During the second quarter of 2010 we produced an average of approximately 1,828 barrels of oil per day, compared to an average of approximately 554 barrels of oil per day during the second quarter of 2009.  Our production at June 30, 2010 approximated 2,550 barrels of oil per day, compared to approximately 967 barrels of oil per day at June 30, 2009.

We drilled with a 100% success rate in the six months ended June 30, 2010.  We have 198 Bakken or Three Forks wells completed and four successful Red River discoveries at June 30, 2010.  As of June 30, 2010, we expect to participate in the drilling of approximately 120 gross (approximately 18 net) oil wells in 2010.

We recognized $11,664,873 in revenues from sales of oil and natural gas for the three months ended June 30, 2010, compared to $2,418,496 for the three months ended June 30, 2009.  We recognized $20,033,720 in revenues from sales of oil and natural gas for the six months ended June 30, 2010, compared to $3,059,230 for the six months ended June 30, 2009.  These increases in revenue are due primarily to our continued addition of wells period-over-period, our realization of production from such wells, as well as a substantial increase in oil prices.

We had net income of $6,120,866 (representing approximately $0.12 per share) for the three-month period ended June 30, 2010, and net income of $418,396 (representing approximately $0.01 per share) for the three-month period ended June 30, 2009.  Total operating expenses were $6,133,565 for the three-month period ended June 30, 2010, compared to operating expenses of $1,437,445 for the three-month period ended June 30, 2009.  These increases in expenses are due primarily to increased production expenses, severance taxes, depletion and general and administrative expenses associated with our continued addition of oil and gas production.

Our net income for the three months ended June 30, 2010, excluding unrealized mark-to-market hedging gains, was $3,502,667 (representing approximately $0.07 per diluted share) as compared to net income in the quarter ended March 31, 2010, excluding unrealized mark-to-market hedging losses of $2,172,446 (representing approximately $0.05 per diluted share).

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) accretion of abandonment liability, (v) pre-tax unrealized gain and losses on commodity risk and (vii) non-cash expenses relating to share based payments recognized under ASC Topic 718.  Adjusted EBITDA for the three months ended June 30, 2010 was $9,677,386 (representing approximately $0.19 per diluted share), compared to adjusted EBITDA of $6,417,708 (representing approximately $0.14 per diluted share) for the first quarter of 2010.

Net income excluding unrealized mark-to-market hedging gains and adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Northern Oil and Gas, Inc.
Reconciliation of Adjusted EBITDA

	Three Months Ended
	March 31,	June 30,
	2010	2010
Net Income	$1,559,630	$6,120,866

Add Back:

Income Tax Provision	977,000	3,833,000

Depreciation, Depletion, Amortization, and Accretion	2,062,170	2,766,688

Share Based Compensation	813,297	1,193,072

Unrealized Gain on Commodity
Price Risk Management Activities	990,816	(4,251,199)

Interest Expense	14,795	14,959

Adjusted EBITDA	$6,417,708	$9,677,386

EBITDA Per Common Share - Basic	$0.15	$0.19

EBITDA Per Common Share - Diluted	$0.14	$0.19

Weighted Average Shares Outstanding – Basic	44,098,553	49,934,409

Weighted Average Shares Outstanding - Diluted	44,544,469	50,609,944

Northern Oil and Gas, Inc.
Reconciliation of GAAP Net Income to Earnings Without
the Effect of Certain Items

	Three Months Ended
	March 31,	June 30,
	2010	2010
Net Income, as Reported	$1,559,630	$6,120,866

Unrealized Derivative Gains	990,816	(4,251,199)

Tax Impact	(378,000)	1,633,000

Earnings without the Effect of Certain Items	$2,172,446	$3,502,667

Net Income Per Common Share – Basic	$0.05	$0.07

Net Income Per Common Share – Diluted	$0.05	$0.07

Weighted Average Shares Outstanding – Basic	44,098,553	49,934,409

Weighted Average Shares Outstanding - Diluted	44,544,469	50,609,944

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

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2010.

Current Assets	$90,596,786
Current Liabilities	$11,944,757
Working Capital	$78,652,029

Assignment of CIT Capital USA, Inc. Credit Facility to Macquarie Bank Limited

On May 26, 2010, we completed the closing of the assignment of our revolving credit facility to Macquarie Bank Limited (“Macquarie”) from CIT Capital USA Inc., and entered into an amended credit agreement in connection with such assignment.

The new facility with Macquarie provides us with an increased initial borrowing base of $25 million and maximum borrowings of up to $100 million (the “Credit Facility”).  The Credit Facility may be used to provide working capital for exploration and production operations.  The Credit Facility has a four year term and does not contain any minimum interest rate on borrowings.  Borrowings, if any, will bear interest at a spread ranging from 2.00% to 3.25% over the London Interbank Offered Rate (LIBOR) or prime rate, as the case may be, based upon the percentage of borrowing base that is advanced at any given time.

As of June 30, 2010, we had no borrowings outstanding under the Credit Facility.

All of our obligations under the Credit Facility and the swap agreements with Macquarie (as discussed in Item 3) continue to be secured by a first priority security interest in any and all of our assets pursuant to the terms of an Amended and Restated Guaranty and Collateral Agreement and perfected by an amended and restated mortgage, notice of pledge and security and similar documents.

Follow-On Equity Offering

On April 20, 2010, we completed the sale of 5,750,000 shares of our common stock (the “Offering”), which included 750,000 shares that were issued pursuant to the underwriters full exercise of their over-allotment option.  Pursuant to an underwriting agreement, we sold the shares at a price per share of $15.00 to the public, less an underwriting discount of $0.60 per share.  We received approximately $82.5 million net proceeds from the Offering after deducting the underwriters discounts and expenses.  We intend to use the net proceeds from the Offering to continue to pursue acquisition opportunities, to fund our accelerated drilling program, to repay short-term borrowings, and for other working capital purposes.  This Offering was completed as a firm commitment underwritten offering in which the underwriters purchased the shares directly from us at a predetermined price, prior to marketing any of the shares.

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

Though we achieved profitability in 2008 and remained profitable throughout 2009 and into 2010, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly companies in the oil and gas exploration industry.  Such risks include, but are not limited to, an evolving and unpredictable business model and the management of our growth.  To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Crude oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for oil and gas have been volatile, and these markets will likely continue to be volatile in the future.  The prices we receive for our production depend on numerous factors beyond our control.  Our revenue during 2009 and the first and second quarter of 2010 generally would have increased or decreased along with any increases or decreases in crude oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices.

We have previously entered into derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil and natural gas price volatility.  On November 1, 2009, due to the volatility of price differentials in the Williston Basin, we de-designated all derivatives that were previously classified as cash flow hedges and in addition, we have elected not to designate any subsequent derivative contracts as accounting hedges.  As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains or losses on derivatives are recorded in Gain (Loss) on Settled Derivatives and unrealized gains or losses are recorded in Mark-to-Market of Derivative Instruments on the Statement of Operations rather than as a component of other comprehensive income (loss) or other Income (expense).

The following table reflects the weighted average price of open commodity derivative contracts as of June 30, 2010, by year with associated volumes

Weighted Average Price Of Open Commodity Contracts
Year	Volumes (Bbl)	Weighted Average Price
2010	225,400	$80.64
2011	263,996	$80.45
2012	3,000	$51.25

In addition to the hedges listed above, on July 22, 2010 the Company entered into a swap agreement covering delivery of 374,504 barrels of oil for delivery in various quantities beginning August 1, 2010 until June 30, 2012 at a fixed price of $80.00 per barrel.  As of July 31, 2010, the Company has a total hedged volume of 828,500 barrels at a weighted average price of approximately $80.18.

 Interest Rate Risk

We did not have outstanding any borrowings under our credit facilities or other obligations that would subject us to significant interest rate risk at June 30, 2010.  Our Credit Facility would, however, subject us to interest rate risk on borrowings under that facility.

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

As of June 30, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period of this report that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our company is subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  One of the opposing parties in a pending litigation seeking the quieting of title for a leasehold interest filed a motion for summary judgment in the case.  We have opposed the summary judgment motion and also filed our own motion seeking summary judgment in our favor.  No other developments have occurred in any pending litigation during the period of this report.  Our management believes that all litigation matters in which we are involved are not likely to have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors.

    There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our subsequent filings on Form 10-Q (and otherwise) with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2010, we issued an aggregate of 382,645 shares of common stock as part of an acquisition of leasehold interests in Williams County, North Dakota and McKenzie County, North Dakota, consisting of 107,052 shares issued to JAG Oil, LP and 275,593 shares issued to G.G. Rose, LLC.  The fair value of the stock issued was $5,360,856 or $14.01 per share, based upon the market value of our common stock on the date the shares were registered with the SEC for resale, which is the date the leasehold interests were acquired.

In June 2010, we agreed to issue an aggregate of 14,167 shares of common stock related to acquisitions from four separate parties of leasehold interests in North Dakota.  The fair value of the stock issued was an aggregate of $238,006 or $16.80 per share, based upon the market value of our common stock on the date the leasehold interests were acquired.  The common stock related to these transactions was issued in July 2010.

In July 2010, we issued 444,186 shares of common stock to Lario Oil & Gas Company as part of an acquisition of leasehold interests in Divide County, North Dakota.  The fair value of the stock issued was $6,529,534.20 or $14.70 per share, based upon the market value of our common stock on the date the leasehold interests were acquired.

Each of the foregoing issuances was exempt from registration pursuant to Section 4(2) of the Securities Act of 193, as amended.

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	August 9, 2010	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	August 9, 2010	By:	/s/ Chad D. Winter
Chad D. Winter, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1
Plan of Merger of Northern Oil and Gas, Inc. a Nevada corporation with and into Northern Oil and Gas, Inc., a Minnesota corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010)

3.1	Articles of Incorporation of Northern Oil and Gas, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010.)
3.2	Bylaws of Northern Oil and Gas, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010.)
4.1	Form of Stock Certificate of Northern Oil and Gas, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010)

10.1
Amended and Restated Credit Agreement dated as of May 26, 2010 among Northern Oil and Gas, Inc. as Borrower, Macquarie Bank Limited, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2010)

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