Form 10-Q/A
period 2010-11-05
NORTHERN OIL & GAS, INC.
filed 2010-11-05
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO.1)

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2010

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

ASSETS

	June 30,
	2010	December 31,
	(UNAUDITED)	2009
CURRENT ASSETS
Cash and Cash Equivalents	$70,167,911	$6,233,372
Trade Receivables	11,311,742	7,025,011
Prepaid Drilling Costs	6,431,446	1,454,034
Prepaid Expenses	481,371	143,606
Other Current Assets	272,392	201,314
Short - Term Investments	-	24,903,476
Derivative Asset	1,068,924	-
Deferred Tax Asset	863,000	2,057,000
Total Current Assets	90,596,786	42,017,813

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method (including unevaluated cost of
$86,939,327 at 6/30/2010 and $53,862,529 at 12/31/2009)	156,185,056	96,801,626
Other Property and Equipment	2,193,447	439,656
Total Property and Equipment	158,378,503	97,241,282
Less - Accumulated Depreciation and Depletion	9,626,536	5,091,198
Total Property and Equipment, Net	148,751,967	92,150,084

DEBT ISSUANCE COSTS	1,525,703	1,427,071

Total Assets	$240,874,456	$135,594,968

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$9,987,487	$6,419,534
Line of Credit	-	834,492
Accrued Expenses	1,938,696	316,977
Derivative Liability	-	1,320,679
Other Liabilities	18,574	18,574
Total Current Liabilities	11,944,757	8,910,256

LONG-TERM LIABILITIES
Revolving Credit Facility	-	-
Derivative Liability	85,544	1,459,374
Subordinated Notes	400,000	500,000
Other Noncurrent Liabilities	315,727	243,888
Total Long-Term Liabilities	801,271	2,203,262

DEFERRED TAX LIABILITY	5,192,000	922,000

Total Liabilities	17,938,028	12,035,518

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001; 100,000,000 Authorized, 51,079,143
Outstanding (2009 – 43,911,044 Shares Outstanding)	51,080	43,912
Additional Paid-In Capital	215,539,549	124,884,266
Retained Earnings	8,522,388	841,892
Accumulated Other Comprehensive Income (Loss)	(1,176,589)	(2,210,620)
Total Stockholders' Equity	222,936,428	123,559,450

Total Liabilities and Stockholders' Equity	$240,874,456	$135,594,968

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2009		2009
	2010	Adjusted *	2010	Adjusted *
REVENUES
Oil and Gas Sales	$11,664,873	$2,418,496	$20,033,720	$3,059,230
Gain (Loss) on Settled Derivatives	303,919	(143,412)	126,936	(125,878)
Mark-to-Market of Derivative Instruments	4,251,199	-	3,260,383	-
Other Revenue	11,782	-	32,248	-
	16,231,773	2,275,084	23,453,287	2,933,352

OPERATING EXPENSES
Production Expenses	561,427	119,751	893,757	214,140
Production Taxes	1,024,277	189,400	1,670,143	247,715
General and Administrative Expense	1,911,543	555,316	3,618,511	1,123,951
Depletion of Oil and Gas Properties	2,600,836	548,124	4,484,441	850,326
Depreciation and Amortization	26,267	22,777	50,897	45,456
Accretion of Discount on Asset Retirement Obligations	9,215	2,077	12,752	3,471
Total Expenses	6,133,565	1,437,445	10,730,501	2,485,059

INCOME FROM OPERATIONS	10,098,208	837,639	12,722,786	448,293

OTHER EXPENSE	(144,342)	(139,243)	(232,290)	(182,770)

INCOME BEFORE INCOME TAXES	9,953,866	698,396	12,490,496	265,523

INCOME TAX PROVISION	3,833,000	280,000	4,810,000	106,000

NET INCOME	$6,120,866	$418,396	$7,680,496	$159,523

Net Income Per Common Share - Basic	$0.12	$0.01	$0.16	$0.00

Net Income Per Common Share - Diluted	$0.12	$0.01	$0.16	$0.00

Weighted Average Shares Outstanding – Basic	49,934,409	34,582,282	47,032,602	34,404,093

Weighted Average Shares Outstanding - Diluted	50,609,944	34,741,036	47,593,962	34,484,966

*See Note 2

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Six Months Ended
	June 30,
		2009
	2010	Adjusted *
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,680,496	$159,523
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depletion of Oil and Gas Properties	4,484,441	850,326
Depreciation and Amortization	50,897	45,456
Amortization of Debt Issuance Costs	280,768	168,790
Accretion of Discount on Asset Retirement Obligations	12,752	3,471
Income Tax Provision	4,810,000	106,000
Loss on Sale of Available for Sale Securities	197,556	-
Market Value adjustment of Derivative Instruments	(3,260,383)	-
Amortization of Deferred Rent	(9,287)	(9,286)
Share - Based Compensation Expense	2,006,369	213,277
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(4,286,731)	(775,192)
Increase in Prepaid Expenses	(337,765)	(44,892)
Decrease (Increase) in Other Current Assets	(71,078)	-
Increase in Accounts Payable	3,567,953	2,585,014
Decrease in Accrued Expenses	(138,281)	(934,162)
Net Cash Provided By Operating Activities	14,987,707	2,368,325

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Other Equipment and Furniture	(1,753,791)	(6,943)
Decrease (Increase) in Prepaid Drilling Costs	(4,977,412)	19
Proceeds from Sale of Oil and Gas Properties	237,877	-
Proceeds from Sale of Available for Sale Securities	25,890,901	-
Increase in Oil and Gas Properties	(51,636,851)	(17,506,249)
Net Cash Used For Investing Activities	(32,239,276)	(17,513,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Line of Credit	(834,492)	(12,338)
Advances on Revolving Credit Facility	5,300,000	16,000,000
Payments on Revolving Credit Facility	(5,300,000)	-
Increase (Decrease) in Subordinated Notes, net	(100,000)	500,000
Debt Issuance Costs Paid	(379,400)	(1,190,061)
Proceeds from Issuance of Common Stock - Net of Issuance Costs	82,500,000	12,701,049
Net Cash Provided by Financing Activities	81,186,108	27,998,650

NET INCREASE IN CASH AND CASH EQUIVALENTS	63,934,539	12,853,802

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6,233,372	780,716

CASH AND CASH EQUIVALENTS – END OF PERIOD	$70,167,911	$13,634,518

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$125,135	$189,128
Cash Paid During the Period for Income Taxes	$-	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$5,698,337	$224,879
Payment of Compensation through Issuance of Common Stock	$4,224,114	$261,280
Capitalized Asset Retirement Obligations	$69,802	$61,403
Fair Value of Warrants Issued for Debt Issuance Costs	$-	$221,153
Payment of Debt Issuance Costs through Issuance of Common Stock	$-	$475,200

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-30 (Prior authoritative literature: FASB Statement 109, Accounting for Income Taxes).  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding – basic	49,934,409	34,582,282	47,032,602	34,404,093
Plus: Potentially dilutive common shares
Stock options, warrants, and restricted stock	675,534	158,754	561,359	80,873
Weighted average common shares outstanding – diluted	50,609,944	34,741,036	47,593,962	34,484,966
Stock options and warrants excluded from EPS due to the anti-dilutive effect	-	-	-	62,529

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

NOTE 5     OIL AND GAS PROPERTIES

The value of the Company’s oil and gas properties consists of all acreage acquisition costs (including cash expenditures and the value of stock consideration) drilling costs and other associated capitalized costs.  Each of these costs contributed to the Company’s $36.6 million increase in oil and gas properties during the second quarter of 2010.

North Dakota Acquisitions

In the second quarter of 2010 the Company acquired approximately 16,861 net mineral acres in all of ~~our~~its key prospect areas in the form of both effective leases and top-leases.  Of the approximate 16,861 net mineral acres acquired approximately 5,800 net mineral acres were acquired organically.  The Company spent an average of approximately $1,015 per net mineral acre acquired in the second quarter of 2010.

The largest acquisition completed by the Company through June 30, 2010 is described below.  The Company also completed numerous other acquisitions not specifically described in this Note.  No single acquisition was considered material by the Company.

JAG Oil Limited Partnership and G.G. Rose, L.L.C. Acreage Acquisition

In June of 2010 the Company acquired approximately 3,498.47 net acres for $1,750 per net acre in Williams and McKenzie Counties of North Dakota.  The Company issued an aggregate of 382,645 shares of its common stock and paid $761,464 in cash as consideration for the acreage.  The fair value of the stock issued was $5,360,856 or $14.01 per share, based upon the market value of the Company’s common stock on the date the shares were registered with the SEC for resale, which is the date the leasehold interests were acquired.  As such, the total $6,122,320 consideration for these acquisitions approximated 17% of the total $36.6 million increase in the Company’s Oil and Gas properties during the second quarter of 2010.

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

FASB ASC 815-20-25 requires the fair value disclosure of derivative instruments be presented on a gross basis, even when those instruments are subject to a master netting arrangement and qualify for net presentations on the statement of financial position in accordance with Topic 210-20.  The Company has a master netting agreement on each of the individual oil contracts and therefore the current asset and liability are netted on the statement of financial position and the non-current asset and liability are netted on the statement of financial position.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
Net Production:
Oil (Bbl)	166,341	230%	50,396	285,955	267%	77,956
Natural Gas (Mcf)	37,931	474%	6,604	70,534	716%	8,647
Barrel of Oil Equivalent (Boe)	172,663	235%	51,497	297,711	275%	79,397

Average Sales Prices:
Oil (per Bbl)	69.15	25%	55.21	69.58	42%	48.95
Effect of settled oil hedges on average price (per Bbl)	1.83	164%	(2.85)	0.44	128%	(1.61)
Oil net of settled hedging (per Bbl)	70.98	36%	52.36	70.02	48%	47.34
Natural Gas and Other Liquids (per Mcf)	5.07	0%	5.05	4.56	(13%)	5.26
Effect of natural gas hedges on average price (per Mcf)	0.00	--	0.00	0.00	--	0.00
Natural gas net of hedging (per Mcf)	5.07	0%	5.05	4.56	(13%)	5.26

Average Production Costs:
Oil (per Bbl)	3.37	39%	2.43	3.32	19%	2.78
Natural Gas (per Mcf)	0.27	13%	0.24	0.23	(13%)	0.26
Barrel of Oil Equivalent (Boe)	3.30	37%	2.41	3.25	18%	2.76

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

We recognized $11,664,873 in revenues from sales of oil and natural gas for the three months ended June 30, 2010, compared to $2,418,496 for the three months ended June 30, 2009.  We recognized $20,033,720 in revenues from sales of oil and natural gas for the six months ended June 30, 2010, compared to $3,059,230 for the six months ended June 30, 2009.  These increases in revenue are due primarily to our continued addition of wells and an increase in our average realized oil prices period-over-period.  We have added wells each quarter since June 30, 2009 and, in particular, added production from 3.89 additional net wells during the second quarter of 2010.  During the three months ended June 30, 2010, we realized a $70.98 average price per barrel of crude oil (after the effect of settled hedges), compared to a $52.36 average price per barrel of crude oil (after the effect of settled hedges) during the three months ended June 30, 2009.  During the six months ended June 30, 2010, we realized a $70.02 average price per barrel of crude oil (after the effect of settled hedges), compared to a $47.34 average price per barrel of crude oil (after the effect of settled hedges) during the six months ended June 30, 2009.

We had net income of $6,120,866 (representing approximately $0.12 per share) for the three-month period ended June 30, 2010, and net income of $418,396 (representing approximately $0.01 per share) for the three-month period ended June 30, 2009.  Total operating expenses were $6,133,565 for the three months ended June 30, 2010, compared to total operating expenses of $1,437,445 for the three months ended June 30, 2009.  These increases in expense are due primarily to increased production expenses, severance taxes, depletion and general and administrative expenses associated with our continued addition of oil and gas production~~.~~ from new wells.  During the three months ended June 30, 2010, we had production expenses of $561,427, compared to production expenses of $119,751 during the three months ended June 30, 2009.  During the three months ended June 30, 2010, we incurred severance taxes of $1,024,277, compared to severance taxes of $189,400 during the three months ended June 30, 2009.  During the three months ended June 30, 2010, we recorded depletion of $2,600,836, compared to depletion of $548,124 during the three months ended June 30, 2009.  During the three months ended June 30, 2010, we had general and administrative expenses net of share based compensation of $718,471, compared to general and administrative expenses net of share based compensation of $519,014 during the three months ended June 30, 2009.  During the six months ended June 30, 2010, we had general and administrative expenses net of share based compensation of $1,612,142, compared to general and administrative expenses net of share based compensation of $910,674 during the six months ended June 30, 2009.

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

We believe the use of non-GAAP financial measures provides useful information to investors to gain an overall understanding of our current financial performance.  Specifically, we believe the non-GAAP results included herein provide useful information to both management and investors by excluding certain expenses and unrealized commodity gains and losses that our management believes are not indicative of our core operating results.  In addition, these non-GAAP financial measures are used by management for budgeting and forecasting as well as subsequently measuring the Company’s performance, and we believe that we are providing investors with financial measures that most closely align to our internal measurement processes.  We consider these non-GAAP measures to be useful in evaluating our core operating results as they more closely reflect our essential revenue generating activities and direct operating expenses (resulting in cash expenditures) needed to perform these revenue generating activities.  Our management also believe, based on feedback provided by the investment community, that the non-GAAP financial measures are necessary to allow the investment community to construct its valuation models to better compare our results with our competitors and market sector.

The non-GAAP financial information is presented using consistent methodology from quarter-to-quarter.  These measures should be considered in addition to results prepared in accordance with GAAP.  In addition, these non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles.  We believe that non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures.

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

NORTHERN OIL AND GAS, INC.

Date:	November 5, 2010	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	November 5, 2010	By:	/s/ Chad D. Winter
Chad D. Winter, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

10.1
Amended and Restated Credit Agreement dated as of May 26, 2010 among Northern Oil and Gas, Inc. as Borrower, Macquarie Bank Limited, as Administrative Agent, and the Lenders party thereto ((Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2010)

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