Form 10-K/A
NORTHERN OIL & GAS, INC.
filed 2010-11-05
CIK 1104485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A
(AMENDMENT NO. 2)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ________ to ________

Commission File No. - 001-33999
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

NORTHERN OIL AND GAS, INC.

TABLE OF CONTENTS

		Page
	Part I
Item 1.	Business	2
Item 2.	Properties	9

	Part II
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
	Part III
Item 11.	Executive Compensation	22
Item 13.	Certain Relationships and Related Transactions, and Director Independence	32
	Part IV
Item 15.	Exhibits and Financial Statement Schedules	33

Signatures
Index to Financial Statements		F-1

EXPLANATORY NOTE

Northern Oil and Gas, Inc. is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2010, as amended by Amendment No. 1 to the Form 10-K filed with the SEC on April 30, 2010.  Our Annual Report on Form 10-K and Amendment No. 1 to that Annual Report are collectively referred to as the “Original Filings”.  This Amendment No. 2 is being filed to enhance certain disclosures set forth in the Original Filings.

Except where specifically indicated, this Amendment No. 2 to Form 10-K does not reflect events occurring after the filing of the Original Filings or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Filings.  Except as expressly set forth in this Form 10-K/A, the Original Filings  have not been amended, updated or otherwise modified.

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

Reserves

We completed our initial reservoir engineering calculations in the first fiscal quarter of 2008 and recently completed our most current reservoir engineering calculation as of December 31, 2009.  Our independent reservoir engineering firm did not calculate proved undeveloped reserves as of December 31, 2008, because we had not participated in a sufficient number wells to substantiate our proved undeveloped reserves at that time.  As such, we cannot quantify the amount of proved undeveloped reserves converted to proved developed reserves during 2009.

We completed our initial calculation of proved undeveloped reserves as of December 31, 2009, which had the effect of increasing our total proved reserves.  We substantially increased our proved reserves from December 31, 2008 to December 31, 2009, primarily as a result of increased drilling activity involving our acreage.  We accrued approximately $22,655,438 of capital expenditures for drilling activities during the year ended December 31, 2009, which directly contributed to the increase in our proved developed reserves.  Because we did not have an estimate of our proved undeveloped reserves as of December 31, 2008, our entire capital expenditures for drilling activities in 2009 contributed to the creation of proved developed reserves.  No other expenditures materially contributed to creation of proved developed reserves in 2009.  We expect that our proved undeveloped reserves will continue to be converted to proved developed producing reserves as additional wells are drilled including our acreage.  We do not have any material amounts of proved undeveloped reserves that have remained undeveloped for five years or more.

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

Preparation of our reserve report is outlined in our Sarbanes-Oxley Act Section 404 internal control procedures.  Our procedures require that our reserve report be prepared by a third-party registered independent engineering firm at the end of every year based on information we provide to such engineer.  We accumulate historical production data for our wells, calculate historical lease operating expenses and differentials, update working interests and net revenue interests, obtain updated authorizations for expenditure (AFEs) from our operations department and obtain geological and geophysical information from operators.  This data is forwarded to our third-party engineering firm for review and calculation.  Our Chief Financial Officer provides a final review of our reserve report and the assumptions relied upon in such report.

We have utilized Ryder Scott Company, LP (“Ryder Scott”), an independent reservoir engineering firm, as our third-party engineering firm beginning with the preparation of our December 31, 2008 reserve report.  The selection of Ryder Scott was approved by our Audit Committee.  Ryder Scott is one of the largest reservoir-evaluation consulting firms and evaluates oil and gas properties and independently certifies petroleum reserves quantities for various clients throughout the United States and internationally.  Ryder Scott has substantial experience calculating the reserves of various other companies with operations targeting the Bakken and Three Forks formations and, as such, we believe Ryder Scott has sufficient experience to appropriately determine our reserves.  Ryder Scott utilizes proprietary technology, systems and data to calculate our reserves commensurate with this experience.

The tables below summarize our estimated proved reserves as of December 31, 2009 based upon reports prepared by Ryder Scott. The reports of our estimated proved reserves in their entirety are based on the information we provide to them.  Ryder Scott is a Colorado Registered Engineering Firm (F-1580).  Our primary contact at Ryder Scott is Richard J. Marshall P.E., Vice President.  Mr. Marshall is a State of Colorado Licensed Professional Engineer (License #23260).

In accordance with applicable requirements of the Securities and Exchange Commission (“SEC”), estimates of our net proved reserves and future net revenues are made using average prices at the beginning of each month in the 12-month period prior to the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation).

The reserves set forth in the Ryder Scott report for the properties are estimated by performance methods or analogy.  In general, reserves attributable to producing wells and/or reservoirs are estimated by performance methods such as decline curve analysis which utilizes extrapolations of historical production data.  Reserves attributable to non-producing and undeveloped reserves included in our report are estimated by analogy.  The estimates of the reserves, future production, and income attributable to properties are prepared using the economic software package Aries for Windows, a copyrighted program of Halliburton.

To estimate economically recoverable oil and gas reserves and related future net cash flows, we consider many factors and assumptions including, but not limited to, the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future of production rates.  Under the SEC regulations 210.4-10(a)(22)(v) and (26), proved reserves must be demonstrated to be economically producible based on existing economic conditions including the prices and costs at which economic producibility from a reservoir is to be determined as of the effective date of the report.  With respect to the property  interests owned, production and well tests from examined wells, normal direct costs of operating  the wells or leases, other costs such as transportation and/or processing fees, production taxes, recompletion and development costs, product prices based on the SEC regulations, geological maps, well logs, core analyses, and pressure measurements.

The reserve data set forth in the Ryder Scott report represents only estimates, and should not be construed as being exact quantities.  They may or may not be actually recovered, and if recovered, the revenues therefrom and the actual costs related thereto could be more or less than the estimated amounts.  Moreover, estimates of reserves may increase or decrease as a result of future operations.

Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner.  There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond our control.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment.  As a result, estimates of different engineers, including those used by us, may vary.  In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors.  The revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based.  Our estimated net proved reserves, included in our SEC filings, have not been filed with or included in reports to any other federal agency. See “Item 1A. Risk Factors – Estimates of oil and natural gas reserves that we make may be inaccurate and our actual revenues may be lower than our financial projections.”

Ryder Scott prepared two separate reserve reports valuing our proved reserves at December 31, 2009.  The reports value only our proved reserves and do not value our probable reserves or our possible reserves.  Both tables account for straight-line pricing of crude oil and natural gas at constant prices over the expected life of our wells.  Our “SEC Pricing Proved Reserves” were calculated using oil and gas price parameters established by current SEC guidelines and Financial Accounting Standard Board guidance.  Our “Sensitivity Case Proved Reserves” were calculated using higher assumed values for crude oil and natural gas selected at our discretion to better reflect our current expectations because the SEC pricing parameters are significantly lower than current market prices and our average realized price per barrel at December 31, 2009.  The Sensitivity Case Proved Reserves table provided below is intended to illustrate reserve sensitivities to the commodity prices.  These sensitivity prices were selected because they are consistent with the prior SEC methodology utilizing year-end pricing.  The “Sensitivity Case Proved Reserves” should not be confused with “SEC Pricing Proved Reserves” as outlined below and does not comply with SEC pricing assumptions, but does comply with all other definitions.

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

Recent Developments

During 2009, we continued to focus our operations on acquiring leaseholds and drilling exploratory and developmental wells in the Rocky Mountain Region of the United States, specifically the Williston Basin.  We acquired an aggregate of 20,316 additional net mineral acres during 2009, primarily in Mountrail and Dunn Counties of North Dakota but also in Burke, Divide, McKenzie, Williams and other counties of North Dakota.  As of December 31, 2009, we had participated in the completion of 176 gross wells with a 100% success rate in the Bakken and Three Forks formations.  As of December 31, 2009, our principal assets included approximately 104,000 net acres located in the Williston Basin region of the northern United States and approximately 10,000 net acres located in Yates County, New York, as more fully described under the heading “Properties – Leasehold Properties” in Item 2 of this report.

During 2009, we continued to acquire interests in oil, gas and mineral leases with the intention of increasing our acreage positions in desired prospects.  A complete discussion of our significant acquisitions during the past fiscal year is included under the heading “Properties – Recent Acreage Acquisitions” in Item 2 of this report.

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

Item 2.  Properties

Leasehold Properties

As of December 31, 2009, our principal assets included approximately 104,000 net acres located in the Williston Basin region of the northern United States and approximately 10,000 net acres located in Yates County, New York, more fully described as follows:

▪
Approximately 30,400 net acres located in Mountrail County North Dakota, within and surrounding to the north south and west of the Parshall Field currently being developed by EOG Resources, Slawson Exploration Company, Inc. (“Slawson”) and others to target the Bakken Shale;

▪	Approximately 26,800 net acres located in Dunn County, North Dakota, in which we are targeting the Bakken Shale and Three Forks/Sanish formations;

▪
Approximately 10,000 net acres located in Burke and Divide Counties of North Dakota, targeting the Bakken Shale and Three Forks/Sanish formations near significant drilling activities by Continental Resources;

▪	Approximately 8,900 net acres located in McKenzie, Williams and Mercer Counties North Dakota, in which we are targeting the Bakken Shale;

▪	Approximately 22,400 net acres located in Sheridan County, Montana, representing a stacked pay prospect over which we have significant proprietary 3-D seismic data;

▪	Approximately 5,500 net acres located in Roosevelt and Richland Counties Montana, in which we are targeting the Bakken Shale; and

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

As of December 31, 2009, approximately 7,912 net acres have been developed and approximately 105,542 net acres are undeveloped.  As of December 31, 2009, leases covering approximately 24,176 net acres in Sheridan County, Montana, are scheduled to expire during the 2010 calendar year.  None of the leases expiring during the 2010 calendar year comprise a majority ownership of any single drilling unit.  The Company believes that the 24,176 net acres in Sheridan County, Montana scheduled to expire during the 2010 calendar year do not represent a material percentage of our total dollar investment into our overall acreage position.  Since inception the Company has deployed approximately $51 million into its total net acres through December 31, 2009.  The Sheridan County, Montana acreage represents less than 5% of the Company’s total investment on acreage acquisitions from inception through December 31, 2009.  In addition, none of the acreage was included when calculating the Company’s reserves at December 31, 2008 or December 31, 2009.  As such, we do not consider the expiration of this undeveloped acreage to be material.

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

Drilling and Other Exploratory and Development Activities

The following tables summarize gross and net productive and non productive oil wells by state at December 31, 2009, 2008 and 2007.  A net well represents our percentage ownership of a gross well.  No wells have been permitted or drilled on any of our Yates County, New York acreage.  The following tables do not include wells in which our interest is limited to royalty and overriding royalty interests.  The following tables also do not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.  We have not participated in any wells solely targeting natural gas reserves.  All wells drilled to-date in North Dakota are classified as development wells, meaning we have not drilled any exploratory wells in North Dakota.  As of December 31, 2009, we have had 100% success rate in our North Dakota Bakken and Three Forks wells.  All productive exploratory and developmental wells set forth below in North Dakota and Montana for the year ending December 31, 2009, 2008 and 2007, are included in our 179 gross productive oil wells as of December 31, 2009.

North Dakota

	Year Ended December 31,
	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Natural gas	0	0	0	0	0	0
Oil	139	6.63	29	1.38	2	0.09
Non-productive	0	0	0	0	0	0

Total Development Wells	139	6.63	29	1.38	2	0.09

Montana

	Year Ended December 31,
	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Natural gas	0	0	0	0	0	0
Oil	1	0.23	2	0.5	0	0
Non-productive	0	0	0	0	1	0.06

Total Exploratory Wells:	1	0.23	2	0.5	1	0.06

Development Wells:
Natural gas	0	0	0	0	0	0
Oil	5	0.23	1	0.07	0	0
Non-productive	0	0	0	0	0	0

Total Development Wells:	5	0.23	1	0.07	0	0

Total Productive Development and Exploratory Wells:	6	0.46	3	0.12	0	0

As of December 31, 2009, we had 13 Bakken or Three Forks wells drilling in the Williston Basin, representing an aggregate of 0.52 net wells. We also had 15 Bakken or Three Forks wells in the Williston Basin awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation, representing an aggregate of 1.03 net wells.

Dry Holes

As of December 31, 2009, we have participated in the completion of 176 gross wells with a 100% success rate in the Bakken and Three Forks formations.  In the second quarter of 2007, we participated in the Teigen Trust #9-13 with a 6.25% working interest, a well identified, proposed and drilled by Kodiak Oil and Gas, Inc.  The well was intended to target the Red River formation, but produced a dry hole.  This is the only dry hole in our company’s history.

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

As of March 1, 2010, we controlled the rights to mineral leases covering approximately 121,800 net acres of land.  Our goal is to continue to explore for and develop hydrocarbons within the mineral leases we control as well as continue to expand our acreage position should opportunities present themselves.  In order to accomplish our objectives we will need to achieve the following;

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

	Year Ended December 31,
	2009	2008 (adjusted)*	2007

Net Production:
Oil (Bbl)	274,328	50,880	--
Natural Gas (Mcf)	47,305	3,969	--

Net Sales:
Oil Sales	$14,977,556	$3,510,596	--
Natural Gas	194,268	32,397	--
Gain (Loss) on Settled Derivatives	(624,541)	778,885	--
Mark-to-Market of Derivative Instruments	(363,414)
Other Revenue	37,630
Total Revenues	$14,221,499	$4,321,879	--

Average Sales Prices:
Oil (per Bbl)	$60.45	$75.63	--
Effect of Oil Hedges on Average Price (per Bbl)	$(3.60)	$15.31	--
Oil Net of Hedging (per Bbl)	$56.85	$90.94	--
Natural Gas (per Mcf)	$3.81	$8.19	--
Effect of Natural Gas Hedges on Average Price (per Mcf)	--	--	--
Natural gas net of hedging (per Mcf)	$3.81	$8.19	--

Operating Expenses:
Production Expenses	$754,976	$70,954	--
Production Taxes	$1,300,373	$203,182	--
General and Administrative Expense (Including Share Based Compensation)	$3,686,330	$2,091,289	$4,509,743
Depletion of Oil and Gas Properties*	$4,250,983	$677,915	--

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

Adjusted total cash and non-cash expenses (including production expenses, production taxes, general and administrative expenses, director fees, depletion expenses, depreciation and amortization expenses) for the twelve-month period ended December 31, 2009 were $10,092,538 and for the twelve-month period ended December 31, 2008 were $3,111,430.  Of this amount in 2009, approximately $1,233,507 consisted of non-cash expense related to the issuance of restricted stock and an additional $4,250,983 consisted of non-cash depletion expenses.  Depletion expenses for the twelve-month period ended December 31, 2008 were $677,915.

We had net income of $2,798,952 (representing approximately $0.08 per basic share) for the twelve-month period ended December 31, 2009 compared to net income of $2,424,340 (representing approximately $0.08 per basic share) for the twelve-month period ended December 31, 2008.

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

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Office Lease(1)	$462,474	$148,151	$314,323	$--	--
Note Payable to Michael L. Reger(2)	$250,000	$--	$250,000	$--	--
Note Payable to Ryan R. Gilbertson(2)	$250,000	$--	$250,000	$--	--
Automobile Leases(3)	$61,116	$41,372	$19,744	--	--
	$1,023,590	$189,523	$834,067	$--	--

_________________

(1)	Our office lease commenced on February 1, 2008 and continues for a period of five years.
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

Critical Accounting Policies

The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our consolidated financial statements in accordance with generally accepted accounting principles (GAAP), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions.

Use of Estimates

The preparation of financial statements under U.S. GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates of our proved oil and natural gas reserves, future development costs, estimates relating to certain oil and natural gas revenues and expenses, fair value of derivative instruments, fair value of certain investments, and deferred income taxes are the most critical to our financial statements.

Oil and Natural Gas Reserves

The determination of depreciation, depletion and amortization expense as well as impairments that are recognized on our oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves attributable to our properties. Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of oil and natural gas and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.

The information regarding present value of the future net cash flows attributable to our proved oil and natural gas reserves are estimates only and should not be construed as the current market value of the estimated oil and natural gas reserves attributable to our properties. Thus, such information includes revisions of certain reserve estimates attributable to our properties included in the prior year’s estimates. These revisions reflect additional information from subsequent activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in oil and natural gas prices. Any future downward revisions could adversely affect our financial condition, our borrowing ability, our future prospects and the value of our common stock.

The estimates of our proved oil and natural gas reserves used in the preparation of our financial statements were prepared by Ryder Scott Company, our registered independent petroleum consultants, and were prepared in accordance with the rules promulgated by the SEC.

Oil and Natural Gas Property

The method of accounting we use to account for our oil and natural gas investments determines what costs are capitalized and how these costs are ultimately matched with revenues and expensed.

We utilize the full cost method of accounting to account for our oil and natural gas investments instead of the successful efforts method because we believe it more accurately reflects the underlying economics of our programs to explore and develop oil and natural gas reserves. The full cost method embraces the concept that dry holes and other expenditures that fail to add reserves are intrinsic to the oil and natural gas exploration business. Thus, under the full cost method, all costs incurred in connection with the acquisition, development and exploration of oil and natural gas reserves are capitalized. These capitalized amounts include the costs of unproved properties, internal costs directly related to acquisitions, development and exploration activities, asset retirement costs, geological and geophysical costs and capitalized interest. Although some of these costs will ultimately result in no additional reserves, they are part of a program from which we expect the benefits of successful wells to more than offset the costs of any unsuccessful ones. The full cost method differs from the successful efforts method of accounting for oil and natural gas investments. The primary difference between these two methods is the treatment of exploratory dry hole costs. These costs are generally expensed under the successful efforts method when it is determined that measurable reserves do not exist. Geological and geophysical costs are also expensed under the successful efforts method. Under the full cost method, both dry hole costs and geological and geophysical costs are initially capitalized and classified as unevaluated properties pending determination of proved reserves. If no proved reserves are discovered, these costs are then amortized with all the costs in the full cost pool.

Capitalized amounts except unevaluated costs are depleted using the units of production method. The depletion expense per unit of production is the ratio of the sum of our unamortized historical costs and estimated future development costs to our proved reserve volumes. Estimation of hydrocarbon reserves relies on professional judgment and use of factors that cannot be precisely determined. Subsequent reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting periods. For the year ended December 31, 2009, our average depletion expense per unit of production was $15.06 per BOE. A 10% decrease in our estimated net proved reserves at December 31, 2009 would result in a $1.60 per BOE increase in our per unit depletion expense and a $450,000 decrease in our pre-tax net income.

To the extent the capitalized costs in our full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the sum of the present value (using a 10% discount rate and based on period-end oil and natural gas prices) of the estimated future net cash flows from our proved oil and natural gas reserves and the capitalized cost associated with our unproved properties, we would have a capitalized ceiling impairment. Such costs would be charged to operations as a reduction of the carrying value of oil and natural gas properties. The risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are depressed, even if the low prices are temporary. In addition, capitalized ceiling impairment charges may occur if we experience poor drilling results or estimations of our proved reserves are substantially reduced. A capitalized ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and stockholders’ equity. Once recognized, a capitalized ceiling impairment charge to oil and natural gas properties cannot be reversed at a later date. The risk that we will experience a ceiling test writedown increases when oil and gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves. As of December 31, 2009 the Company has not incurred a capitalized ceiling impairment charge.  However, no assurance can be given that we will not experience a capitalized ceiling impairment charge in future periods. In addition, capitalized ceiling impairment charges may occur if estimates of proved hydrocarbon reserves are substantially reduced or estimates of future development costs increase significantly.

Asset Retirement Obligations

We have significant obligations to plug and abandon our oil and natural gas wells and related equipment. Liabilities for asset retirement obligations are recorded at fair value in the period incurred. The related asset value is increased by the same amount. Asset retirement costs included in the carrying amount of the related asset are subsequently allocated to expense as part of our depletion calculation. Additionally, increases in the discounted asset retirement liability resulting from the passage of time are reported as accretion of discount on asset retirement obligations expense on our Statement of Operations.

Estimating future asset retirement obligations requires us to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligations to determine the fair value. Present value calculations inherently incorporate numerous assumptions and judgments, which include the ultimate retirement and restoration costs, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of our existing asset retirement obligation liability, a corresponding adjustment will be made to the carrying cost of the related asset.

Income Taxes

Deferred tax assets are recognized for temporary differences in financial statement and tax basis amounts that will result in deductible amounts and carry-forwards in future years. Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years. Deferred tax assets and liabilities are measured using enacted tax law and tax rate(s) for the year in which we expect the temporary differences to be deducted or settled. The effect of a change in tax law or rates on the valuation of deferred tax assets and liabilities is recognized in income in the period of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant future taxable income would be required to realize this net tax asset.

Estimating the amount of the valuation allowance is dependent on estimates of future taxable income, alternative minimum tax income, and changes in stockholder ownership that would trigger limits on use of net operating losses under Internal Revenue Code Section 382.

Revenue Recognition

We derive revenue primarily from the sale of the oil and natural gas from our interests in producing wells, hence our revenue recognition policy for these sales is significant.

We recognize revenue from the sale of oil and natural gas when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonable determinable.

We recognize revenue from the sale of natural gas using the entitlements method of accounting. Under this method, we recognize revenue based on our entitled ownership percentage of sales of natural gas delivered to purchasers. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total natural gas production. When we receive less than our entitled share, a receivable is recorded. When we receive more than our entitled share, a liability is recorded.

Settlements for hydrocarbon sales can occur up to two months after the end of the month in which the oil, natural gas or other hydrocarbon products were produced. We estimate and accrue for the value of these sales using information available to us at the time our financial statements are generated. Differences are reflected in the accounting period that payments are received from the operator.

Derivative Instruments and Hedging Activities

We use derivative instruments from time to time to manage market risks resulting from fluctuations in prices of oil and natural gas. We periodically enter into derivative contracts, including price swaps, caps and floors, which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of oil and natural gas without the exchange of underlying volumes. The notional amounts of these financial instruments are based on expected production from existing wells.

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

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, the Company de-designated all derivatives that were previously classified as cash flow hedges and in addition, the Company has elected not to designate any subsequent derivative contracts as accounting hedges under FASB ASC 815-20-25.  As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized and unrealized gains or losses are recorded on the statement of operations.  We elected to include all derivative settlement and unrealized gains (losses) within revenues.

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

In February 2008, the FASB issued FASB ASC 820-10-65-1 (Prior authoritative literature: FSP FAS 157-2/Statement 157, Effective Date of FASB Statement No. 157). FASB ASC 820-10-65-1  delayed the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of FASB ASC 820-10-65-1  related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the Financial Statements. See Note 13 for FASB ASC 820-10-65-1  disclosures.

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

In June 2009, the FASB issued FASB ASC 810-10-25 ( Prior authoritative literature: FASB Statement 167-Amendment to FIN 46(R), Consolidation of Variable Entities). FASB ASC 810-10-25 eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. FASB ASC 810-10-25 contains  certain guidance for determining whether an entity is a variable interest entity. This statement also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FASB ASC 810-10-25 will be effective as of the beginning of the Company’s 2010 fiscal year. The Company is currently evaluating the impact of the adoption of FASB ASC 810-10-25.

In June 2009, the FASB issued FASB ASC 105-10-65 ( Prior authoritative literature: FASB Statement 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ). Under FASB ASC 105-10-65, the FASB Accounting Standards Codification ™ (the “Codification”) becomes the exclusive source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards, with the exception of certain non-SEC accounting literature which will become nonauthoritative. FASB ASC 105-10-65 is effective for the Company’s 2009 third fiscal quarter. The adoption of FASB ASC 105-10-65 did not have a material impact on the Company’s Financial Statements. All references to U.S. GAAP provided in the notes to the Financial Statements have been updated to conform to the Codification.

In October 2009, the FASB issued ASU No. 200-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25.  The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance.  The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance.  This guidance expands the disclosures required for multiple-element revenue arrangements effective for interim and annual reporting periods beginning after December 15, 2009.  The Company is currently evaluating the potential impact, if any, of this guidance on its financial statements.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PART III

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

(12)     Includes (i) $ 213,000, which is the grant date fair value of 45,000 shares of common stock and 30,000 shares of restricted common stock, granted to Mr. Winter on February 23, 2009 and (ii) $228,750, which is the grant date fair value of 25,000 shares of common stock granted to Mr. Winter on November 30, 2009.

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

2009 Cash Bonuses

On November 30, 2009, the Compensation Committee approved the payment of a $570,000 cash bonus to each of Mr. Reger and Mr. Gilbertson, in recognition of their contributions to the Company and the significant accomplishments of the Company during 2009.  The total bonus amount was determined by the Compensation Committee on a post hoc basis based on the Compensation Committee’s assessment of Mr. Reger and Mr. Gilbertson’s contributions to the Company’s notable accomplishments during 2009, including the closing of a $25 million credit facility with CIT, raising over $70 million in equity capital at accretive levels, increasing production and revenues from 2008 to 2009, efficiently expanding the Company’s acreage position throughout 2009 and realizing nearly a 400% stock appreciation from the lows of March 2009.  The Compensation Committee concluded that the achievement of these qualitative factors qualified Mr. Reger and Mr. Gilbertson for a significant year-end bonus, consistent with bonus compensation of the highest paid executive officers from the Company’s peers.  The Compensation Committee then examined the compensation policies and practices of various publicly-traded oil and gas exploration and production companies which the Compensation Committee deemed as peer companies to determine the appropriate year-end bonus compensation amounts for the 2009 fiscal year, including (in alphabetical order) Abraxas Petroleum Corp., Callon Petroleum Co., Carrizo Oil & Gas, Inc., Double Eagle Petroleum Co., Energy XXI (Bermuda) Limited, EV Energy Partners LP, GMX Resources Inc., Goodrich Petroleum Corp., Kodiak Oil and Gas, PetroQuest Energy Inc., Rex Energy Corporation Stone Energy Corp. and Swift Energy Co.

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

On November 30, 2009, the Compensation Committee approved the issuance of 150,000 shares of common stock to each of Mr. Reger and Mr. Gilbertson, of which 50,000 shares were fully vested upon issuance and the remaining 100,000 of which are restricted shares that vest in approximately equal installments on the first day of each month from January 2010 through December 2011. In addition, on November 30, 2009, the Compensation Committee approved the issuance of 25,000 shares of common stock to each of Mr. Winter and Mr. Sankovitz, all of which were fully vested upon grant and approved the acceleration and immediate vesting of 15,000 shares of restricted stock previously granted to each of Mr. Winter and Mr. Sankovitz, which were otherwise scheduled to vest on January 1, 2010. All such actions taken by the Compensation Committee were made in recognition of the named executive officers’ contributions to the Company during 2009 and the Company’s achievements during 2009 and to further align their interests with those of our stockholders.  The stock bonus amount was determined by the Compensation Committee on a post hoc basis based on the Compensation Committee’s assessment of management’s contributions to the Company’s notable accomplishments during 2009.  The Compensation Committee’s process is more fully described above under the heading “Compensation Discussion and Analysis – 2009 Cash Bonuses”.

On March 17, 2010, the Compensation Committee approved the issuance of 250,000 shares of common stock to each of Mr. Reger, Mr. Gilbertson, Mr. Winter and Mr. Sankovitz. Each such grant consisted of 12,500 shares that were fully vested upon issuance and 237,500 restricted shares that will vest in quarterly installments from July 1, 2010 through January 1, 2014. The first three quarterly vesting installments are for 12,500 shares each, the next eight quarterly vesting installments are for 15,625 shares each and the final four quarterly vesting installments are for 18,750 shares each. Such grants were made in order to significantly increase each executive officer’s personal stake in the Company, thereby further aligning their interests with those of our stockholders. In addition, the four year vesting period will provide our executive officers with a strong incentive to remain with the Company for the long-term.  The Compensation Committee examined the compensation policies and practices of various publicly-traded oil and gas exploration and production peer companies which the Compensation Committee deemed as peer companies when determining year-end bonus compensation amounts for the 2009 fiscal year, including (in alphabetical order) Abraxas Petroleum Corp., Callon Petroleum Co., Carrizo Oil & Gas, Inc., Double Eagle Petroleum Co., Energy XXI (Bermuda) Limited, EV Energy Partners LP, GMX Resources Inc., Goodrich Petroleum Corp., Kodiak Oil and Gas, PetroQuest Energy Inc., Rex Energy Corporation Stone Energy Corp. and Swift Energy Co.  This examination was used in addition to the annual accomplishment and performance metrics to determine the yearly compensation amounts for the Company’s management in 2009.  The Compensation Committee also engaged BDO Seidman, as an independent consultant to prepare an analysis of peer company compensation practices when implementing a one-time four-year incentive plan for the Company’s executive management.  The four-year incentive plan represents a multi-year plan designed to incentivize the Company’s executive team over a long-term basis.  As such, the Compensation Committee deemed it appropriate to broaden the peer group from the group used in determining year-end compensation to include various companies implementing long-term plans similar to the plan then contemplated by our Compensation Committee.  BDO Seidman agreed that the broader peer group was appropriate for use in determining long-term grants.  BDO Seidman concluded that the award of equity, in combination with prior year awards and a continuation of cash compensation at levels suggested by our Compensation Committee, sets our executive officers’ compensation at market-competitive levels for the next four years, and the vesting terms of the awards establish a meaningful incentive to remain with our Company.

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

Change-in-Control and Similar Provisions

The Compensation Committee utilized change of control provisions that were previously approved by the Company’s Board of Directors as part of the Company’s executive employment agreements.  These provisions initially were suggested by the Company’s outside legal counsel at the time the Company entered into employment agreements with Michael L. Reger and Ryan R. Gilbertson based on common practices of similarly situated companies, and have been utilized consistently by the Company and the Compensation Committee since that time.

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

A majority of the members of our board of directors have qualified as “independent” as defined in Section 803(a)(2) of the NYSE Amex company guide since September 2007 and our board of directors has approved any and all transactions involving any material obligation by our company to any party.  See Directors—Independence and Committees above for a complete discussion regarding our Audit Committee and the independence of our directors.  Our Audit Committee Charter, as amended March 18, 2008, and the NYSE Amex company guide require that Audit Committee review and approve all material transactions between our company and its directors, officers and 5% or greater stockholders, as well as all material transactions between our company and any relative or affiliate of any of the foregoing. In reviewing such transactions, the Audit Committee generally seeks third-party data to assist in evaluating whether the specific terms and provisions of each individual transaction are no less favorable to us than we could obtain from unaffiliated third parties.  The Audit Committee historically has relied upon data from state and federal lease auctions to support the appropriateness of prices paid to any related party in connection with any leasehold acquisition.  We anticipate that our Audit Committee will review and approve or ratify future transactions involving any executive officer, director, 5% or greater stockholder or any relative or affiliate of any of the foregoing.

In September 2007, we commenced a continuous lease program with South Fork Exploration, LLC (“SFE”), a Montana limited liability company owned and managed by J.R. Reger, brother of our Chief Executive Officer and Chairman—Michael Reger.  The Company’s continuous lease program with SFE involved the acquisition of acreage in specific agreed upon sections of townships and ranges in North Dakota where SFE previously leased acreage on the Company’s behalf and is authorized to continue to acquire additional acreage within the proximity of the originally-acquired leases.  The program has resulted in the acquisition of approximately 6,812 net acres across Burke and Divide Counties, approximately 624 net acres in Dunn County, approximately 56 net acres in Mercer County, and approximately 13,820 net acres in Mountrail County of North Dakota.  This program differs from other arrangements where the Company may purchase specific leases in one-time, single closing transactions.  SFE is compensated for the leases through a $13.00 cash payment per net acre and an over-riding royalty interest equal to the difference between the royalty payable to each lessor.  The Company is receiving a net revenue interest ranging from 80.25% to 82.5% net revenue interest in the acquired leases, which is net of royalties and overriding royalties.  Because each lessor separately negotiates its own desired royalty, SFE’s over-riding royalty interest varies from lease to lease. Under the terms of the program, we paid SFE an aggregate of $501,603 in 2009.  J.R. Reger is also a stockholder of our company.

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
Michael L. Reger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Michael L. Reger	Chief Executive Officer and Director	November 5, 2010
Michael L. Reger

/s/ Chad D. Winter	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	November 5, 2010
Chad D. Winter

*	President and Director	November 5, 2010
Ryan R. Gilbertson

*	Director	November 5, 2010
Loren J. O’Toole

*	Director	November 5, 2010
Carter Stewart

*	Director	November 5, 2010
Jack King

*	Director	November 5, 2010
Robert Grabb

*	Director	November 5, 2010
Lisa Bromiley Meier

*      Michael L. Reger, by signing his name hereto, does hereby sign this document on behalf of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ Michael L. Reger
Michael L. Reger
Attorney-in-Fact

NORTHERN OIL AND GAS, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Statements of Operations for the Years Ended December 31, 2009, December 31, 2008 and December 31, 2007	F-2
Selected Notes to the Financial Statements	F-3

NORTHERN OIL AND GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	Year Ended December 31,
	2009	2008	2007
		Adjusted *
REVENUES
Oil and Gas Sales	$15,171,824	$3,542,994	$-
Gain (Loss) on Settled Derivatives	(624,541)	778,885	-
Mark-to-Market of Derivative Instruments	(363,414)	-	-
Other Revenue	37,630	-	-
	14,221,499	4,321,879	-

OPERATING EXPENSES
Production Expenses	754,976	70,954	-
Production Taxes	1,300,373	203,182	-
General and Administrative Expense	3,686,330	2,091,289	4,509,743
Depletion of Oil and Gas Properties	4,250,983	677,915	-
Depreciation and Amortization	91,794	67,060	3,446
Accretion of Discount on Asset Retirement Obligations	8,082	1,030	-
Total Expenses	10,092,538	3,111,430	4,513,189

INCOME (LOSS) FROM OPERATIONS	4,128,961	1,210,449	(4,513,189)

OTHER INCOME	135,991	383,891	207,896

INCOME (LOSS) BEFORE INCOME TAXES	4,264,952	1,594,340	(4,305,293)

INCOME TAX PROVISION (BENEFIT)	1,466,000	(830,000)	-

NET INCOME (LOSS)	$2,798,952	$2,424,340	$(4,305,293)

Net Income (Loss) Per Common Share - Basic	$0.08	$0.08	$(0.18)

Net Income (Loss) Per Common Share - Diluted	$0.08	$0.07	$(0.18)

Weighted Average Shares Outstanding – Basic	36,705,267	31,920,747	23,667,119

Weighted Average Shares Outstanding - Diluted	36,877,070	32,653,552	23,667,119

*See Note 2

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
SELECTED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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
The following Table shows the effects on the Company’s Balance Sheet:

	Year Ended December 31, 2008,
	As Reported	Adjusted	Effect of Change
Deferred Tax Asset - Current	$1,433,000	$1,390,000	$(43,000)
Oil and Gas Properties, Full Cost Method	55,680,567	47,260,838	(8,419,729)
Accumulated Depreciation and Depletion	856,010	748,421	(107,589)
Accrued Drilling Costs	8,419,729	-	(8,419,729)
Accumulated Deficit	$(2,021,649)	$(1,957,060)	$64,589

The following Table shows the effect on the Company’s Statement of Operations:

	Year Ended December 31, 2008,
	As Reported	Adjusted	Effect of Change
Depletion Expense	$785,504	$677,915	$(107,589)
Income Tax Provision (Benefit)	(873,000)	(830,000)	43,000
Net Income	$2,359,751	$2,424,340	$64,589
Earnings Per Share – Basic	$0.07	$0.08	$0.01
Earnings Per Share – Diluted	$0.07	$0.07	$-

The following Table shows the effect on the Company’s Statement of Cash Flows:

	Year Ended December 31, 2008,
	As Reported	Adjusted	Effect of Change
Net Income	$2,359,751	$2,424,340	$64,589
Depletion of Oil and Gas Properties	785,504	677,915	(107,589)
Income Tax Benefit	(873,000)	(830,000)	43,000
Increase in Accrued Drilling Costs	8,419,729	-	(8,419,729)
Increase in Oil and Gas Properties	(46,416,886)	(37,997,157)	8,419,729

There was no effect on the Company’s Statement of Operations or Statement of Cash Flows for the year ended December 31, 2007.  The Company did not commence production on its wells until 2008 and reported no Accrued Drilling Costs as of December 31, 2007.

New Accounting Pronouncements

In March 2008, the FASB issued FASB ASC 815-10-15 (Prior authoritative literature, FASB Statement 161, Disclosures About Derivative Instruments and Hedging Activities).  FASB ASC 815-10-15 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  FASB ASC 815-10-15 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Pursuant to the transition provisions of the Statement, the Company adopted FASB ASC 815-10-15 on January 1, 2009.  The required disclosures are presented in Note 15 on a prospective basis. This Statement does not impact the financial results as it is disclosure-only in nature.

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

At various points in 2009, we acquired leasehold interests in approximately 6,100 net mineral acres in development areas located in Roosevelt, Richland and Sheridan Counties Montana, in which we are targeting the Bakken Shale.
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

Unevaluated Properties

The Company’s unproved properties not being amortized are comprised of approximately 105,542 net acres of undeveloped leasehold interests that could result in over 165 net potential drilling locations based on one well per 640 acre spacing unit.  The Company believes that the majority of our unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before we can explore or develop it further or by determining that further exploration and development activity will not occur.

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

	Year Ended December 31,
	2009	2008	2007
Property Acquisition Costs	$17,478,196	$29,080,499	$5,147,236
Developmental Drilling Costs	394,066	1,762,532	-
Total	$17,872,262	$30,843,031	$5,147,236

The Company had 1.55 net wells drilling and completing as of December 31, 2009.  All properties that have not yet commenced production are considered unevaluated properties and, thus, the costs associated with such properties are not subject to depletion.  Once production commences for a well, all associated acreage and drilling costs are subject to depletion.

NOTE 7     RELATED PARTY TRANSACTIONS

The Company has purchased leasehold interests from South Fork Exploration, LLC (“SFE”).  In 2009, the company paid a total of $501,603 related to a previously executed leasehold agreement.  SFE’s president is J.R. Reger, the brother of the Company’s CEO, Michael Reger.  J.R. Reger is also a shareholder in the Company.

The Company has also purchased leasehold interests from Montana Oil Properties (“MOP”) for total consideration of approximately $62,234.  MOP is controlled by Mr. Tom Ryan and Mr. Steven Reger, both are relatives of the Company’s CEO, Michael Reger.

The Company has also purchased leasehold interests from Gallatin Resources, LLC for total consideration of approximately $22,223.  Carter Stewart, one of the Company’s directors, owns a 25% interest in Gallatin Resources, LLC.

All transactions involving related parties were approved by the Company’s Board of Directors or Audit Committee.