Form 10-Q
period 2010-11-08
NORTHERN OIL & GAS, INC.
filed 2010-11-08
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-Q
_______________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

As of November 5, 2010, there were 51,596,849 shares of our common stock, par value $0.001, outstanding.

NORTHERN OIL AND GAS, INC.
FORM 10-Q

September 30, 2010

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

ASSETS

	September 30,
	2010	December 31,
	(UNAUDITED)	2009
CURRENT ASSETS
Cash and Cash Equivalents	$39,486,949	$6,233,372
Trade Receivables	17,841,344	7,025,011
Prepaid Drilling Costs	7,052,815	1,454,034
Prepaid Expenses	417,913	143,606
Other Current Assets	303,848	201,314
Short - Term Investments	-	24,903,476
Deferred Tax Asset	863,000	2,057,000
Total Current Assets	65,965,869	42,017,813

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method (including unevaluated costs of
$105,415,622 at 9/30/2010 and $53,862,529 at 12/31/2009)	205,430,775	96,801,626
Other Property and Equipment	2,395,743	439,656
Total Property and Equipment	207,826,518	97,241,282
Less - Accumulated Depreciation and Depletion	13,454,548	5,091,198
Total Property and Equipment, Net	194,371,970	92,150,084

DEBT ISSUANCE COSTS	1,446,521	1,427,071

Total Assets	$261,784,360	$135,594,968

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$15,086,298	$6,419,534
Line of Credit	-	834,492
Accrued Expenses	2,358,824	316,977
Derivative Liability	2,105,190	1,320,679
Other Liabilities	18,574	18,574
Total Current Liabilities	19,568,886	8,910,256

LONG-TERM LIABILITIES
Revolving Credit Facility	-	-
Derivative Liability	3,051,982	1,459,374
Subordinated Notes	400,000	500,000
Other Noncurrent Liabilities	410,316	243,888
Total Long-Term Liabilities	3,862,298	2,203,262

DEFERRED TAX LIABILITY	5,931,000	922,000

Total Liabilities	29,362,184	12,035,518

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.001; 100,000,000 Authorized, 51,596,849
Outstanding (2009 – 43,911,044 Shares Outstanding)	51,597	43,912
Additional Paid-In Capital	223,847,529	124,884,266
Retained Earnings	9,509,614	841,892
Accumulated Other Comprehensive Income (Loss)	(986,564)	(2,210,620)
Total Stockholders' Equity	232,422,176	123,559,450

Total Liabilities and Stockholders' Equity	$261,784,360	$135,594,968

The accompanying notes are an integral part of these condensed unaudited financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES
Oil and Gas Sales	$15,541,520	$5,146,972	$35,575,240	$8,206,202
Gain (Loss) on Settled Derivatives	776,010	(291,000)	902,946	(416,878)
Mark-to-Market of Derivative Instruments	(6,449,577)	-	(3,189,194)	-
Other Revenue	15,868	-	48,116	-
	9,883,821	4,855,972	33,337,108	7,789,324

OPERATING EXPENSES
Production Expenses	1,084,769	236,362	1,978,526	450,502
Production Taxes	1,604,608	437,048	3,274,751	684,763
General and Administrative Expense	1,624,071	896,877	5,242,582	2,020,828
Depletion of Oil and Gas Properties	3,767,712	935,804	8,252,153	1,786,130
Depreciation and Amortization	60,300	22,918	111,197	68,374
Accretion of Discount on Asset Retirement Obligations	18,025	1,306	30,777	4,777
Total Expenses	8,159,485	2,530,315	18,889,986	5,015,374

INCOME FROM OPERATIONS	1,724,336	2,325,657	14,447,122	2,773,950

OTHER (EXPENSE) INCOME	(117,110)	321,589	(349,400)	138,819

INCOME BEFORE INCOME TAXES	1,607,226	2,647,246	14,097,722	2,912,769

INCOME TAX PROVISION	620,000	1,059,000	5,430,000	1,165,000

NET INCOME	$987,226	$1,588,246	$8,667,722	$1,747,769

Net Income Per Common Share - Basic	$0.02	$0.04	$0.18	$0.05

Net Income Per Common Share - Diluted	$0.02	$0.04	$0.18	$0.05

Weighted Average Shares Outstanding – Basic	51,519,732	36,769,195	48,544,749	35,201,124

Weighted Average Shares Outstanding - Diluted	52,145,181	36,941,573	49,127,706	35,312,834

The accompanying notes are an integral part of these condensed unaudited financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,667,722	$1,747,769
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depletion of Oil and Gas Properties	8,252,153	1,786,130
Depreciation and Amortization	111,197	68,374
Amortization of Debt Issuance Costs	366,729	312,386
Accretion of Discount on Asset Retirement Obligations	30,777	4,777
Income Tax Provision	5,430,000	1,165,000
Loss on Sale of Available for Sale Securities	197,556	-
Market Value adjustment of Derivative Instruments	3,189,194	-
Amortization of Deferred Rent	(13,930)	(13,930)
Share - Based Compensation Expense	2,730,779	324,048
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(10,816,333)	(3,960,249)
Increase in Prepaid Expenses	(274,307)	(26,623)
Increase in Other Current Assets	(102,534)	-
Increase in Accounts Payable	8,666,764	2,952,237
Decrease in Accrued Expenses	(123,153)	(17,418)
Net Cash Provided By Operating Activities	26,312,614	4,342,501

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Other Equipment and Furniture	(1,956,087)	(14,450)
Increase in Prepaid Drilling Costs	(5,598,781)	(662)
Proceeds from Sale of Oil and Gas Properties	237,877	-
Proceeds from Sale of Available for Sale Securities	25,890,901	800,000
Increase in Oil and Gas Properties	(92,812,276)	(25,804,442)
Net Cash Used For Investing Activities	(74,238,366)	(25,019,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Line of Credit	(834,492)	(812,323)
Advances on Revolving Credit Facility	5,300,000	26,000,000
Payments on Revolving Credit Facility	(5,300,000)	(17,000,000)
Increase (Decrease) in Subordinated Notes, net	(100,000)	500,000
Debt Issuance Costs Paid	(386,179)	(1,190,061)
Proceeds from Issuance of Common Stock - Net of Issuance Costs	82,500,000	12,686,763
Net Cash Provided by Financing Activities	81,179,329	20,184,379

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,253,577	(492,674)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6,233,372	780,716

CASH AND CASH EQUIVALENTS – END OF PERIOD	$39,486,949	$288,042

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$169,232	$472,116
Cash Paid During the Period for Income Taxes	$-	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$12,679,422	$224,879
Payment of Compensation through Issuance of Common Stock	$5,956,526	$324,048
Capitalized Asset Retirement Obligations	$151,009	$104,396
Fair Value of Warrants Issued for Debt Issuance Costs	$-	$221,153
Payment of Debt Issuance Costs through Issuance of Common Stock	$-	$475,200

The accompanying notes are an integral part of these condensed unaudited financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

Northern Oil and Gas, Inc. (the “Company,” “we,” “us,” “our” and words of similar import) is a growth-oriented independent energy company engaged in the acquisition, exploration, exploitation and development of crude oil and natural gas properties.   The Company’s common stock trades on the NYSE Amex Equities Market under the symbol “NOG”.

The Company acquires interests in oil and gas acreage and drilling projects, primarily within the Williston Basin Bakken Shale formation. The Company is continuing to develop its substantial leasehold acreage in the Bakken play and will target additional opportunities in the Bakken and Three Forks plays utilizing its first mover leasing advantage.   The Company owns working interests in wells, and does not lease land to operators.  Management believes the Company’s advantage gained by participating as a non-operating partner has given the Company valuable data on completions and will help its operating partners control well costs and enhance results as the Company continues to develop its higher working interest sections in the remainder of 2010 and beyond.

The Company participates on a heads up basis proportionate to its working interest in declared drilling units.  As of September 30, 2010, the Company controlled approximately 121,300 net mineral acres in the Williston Basin targeting the Bakken and Three Forks formations, which provides the potential to drill approximately 1,137 net wells using 640 acre spacing units assuming three horizontal Bakken and three horizontal Three Forks wells per spacing unit.  The Company has no material lease expirations until late 2011 and continues to expand its position through aggressive acquisition and leasing programs.

The Company’s land acquisition and field operations, along with various other services, are primarily outsourced through the use of consultants and drilling partners.  The Company will continue to retain independent contractors to assist in operating and managing the prospects and other administrative functions.  With the additional acquisition of oil and gas properties, the Company intends to continue to use both in-house employees and outside consultants to develop and exploit its leasehold interests.

As an independent crude oil and natural gas producer, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices of crude oil and natural gas.  A substantial or extended decline in crude oil or natural gas prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows and access to capital, and on the quantities of natural gas and crude oil reserves that can be economically produced.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein is unaudited, except the balance sheet as of December 31, 2009, which has been derived from the Company’s audited financial statements as of December 31, 2009.  However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles), which are in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission.  The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009, which were included in our Annual Report on Form 10-K and Form 10-KA for the fiscal year ended December 31, 2009.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.  Cash equivalents consist primarily of interest-bearing bank accounts and money market funds.  The Company’s cash positions represent assets held in checking and money market accounts.  These assets are generally available on a daily or weekly basis and are highly liquid in nature.  Due to the balances being greater than $250,000, the Company does not have FDIC coverage on the entire amount of bank deposits.  The Company believes this risk is minimal.  In addition, the Company is subject to Security Investor Protection Corporation (SIPC) protection on a vast majority of its financial assets.

Short-Term Investments

All marketable debt and equity securities and United States Treasuries that are included in short-term investments are considered available-for-sale and are carried at fair value.  The short-term investments are considered current assets due to their maturity term or the Company’s ability and intent to use them to fund current operations.  The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (loss).  As the Company has no short-term investments as of September 30, 2010, there are no unrealized gains and losses related to short-term investments included in accumulated other comprehensive income (loss) as of September 30, 2010.  When securities are sold, their cost is determined based on the first-in first-out method.  The realized gains and losses related to these securities are included in other expense in the statements of operations.

Other Property and Equipment

Property and equipment that are not oil and gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to fifteen years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non oil and gas long-lived assets.  Depreciation expense was $111,197 for the nine months ended September 30, 2010.

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

In May 2010, the Company completed an assignment of its revolving credit facility to Macquarie Bank Limited (“Macquarie”) from CIT.  In connection with the assignment, the Company and Macquarie entered into an Amended and Restated Credit Agreement governing the facility.  The Company incurred and capitalized $386,179 of direct costs related to this assignment and amendment.

The remaining capitalized costs from the original February 2009 agreement and the May 2009 amendment to the agreement and the additional costs from the assignment and amendment of the facility in May 2010 are being amortized over the remaining term of the amended facility using the effective interest method.

The amortization of debt issuance costs for the nine months ended September 30, 2010 was $366,729.

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

Revenue Recognition and Gas Balancing

The Company recognizes oil and gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for gas balancing of gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of September 30, 2010 and December 31, 2009, the Company’s gas production was in balance, meaning its cumulative portion of gas production taken and sold from wells in which it has an interest equaled its entitled interest in gas production from those wells.

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (“ASC”) 718-10-55. This standard requires the Company to record an expense associated with the fair value of stock-based compensation.  The Company uses the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-30.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding – basic	51,519,732	36,769,195	48,544,749	35,201,124
Plus: Potentially dilutive common shares
Stock options, warrants, and restricted stock	625,449	172,378	582,957	111,710
Weighted average common shares outstanding – diluted	52,145,181	36,941,573	49,127,706	35,312,834
Stock options and warrants excluded from EPS due to the anti-dilutive effect	-	-	-	28,878

As of September 30, 2010 there were 265,963 potentially dilutive shares from stock options that became exercisable in 2007.

In addition, as of September 30, 2010, there were 300,000 warrants that were issued in conjunction with the February 2009 revolving credit facility with CIT that remained outstanding and exercisable.  These warrants are presently exercisable and represent potentially dilutive shares.  Each of these warrants has an exercise price of $5.00 per share.

The remaining potential dilutive shares are the result of applying the Codification requirements to unamortized compensation in accordance with the treasury stock method.

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred. The Company capitalized $4,117,969 of internal costs and $59,711 of interest and fees for the nine months ended September 30, 2010.

As of September 30, 2010, the Company controlled acreage in Sheridan County, Montana with primary targets including the Red River and Mission Canyon. The Company controlled acreage in North Dakota targeting the Bakken Shale and Three Forks/Sanish as well as acreage in Yates County, New York that is prospective for Marcellus Shale and Trenton-Black River natural gas production.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. In March 2010, the Company entered into an agreement to sell wellbore interests in certain wells where its net working interest is less than one-half of one percent (0.5%) of all working interests in such wells.  The transaction was entered into in March 31, 2010, and the initial divestitures pursuant to the transaction were effective December 31, 2009. Estimated proceeds from the transaction are approximately $238,000.  The proceeds for this agreement were applied to reduce the capitalized costs of oil and gas properties.

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs, asset retirement costs under FASB ASC 410-20-25 are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations. As of September 30, 2010, the Company included $1,591,790 of costs related to expired leases in Sheridan County, Montana and Yates County, New York, which costs are subject to depletion calculation.

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved crude oil and natural gas reserves plus the cost of unevaluated properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the 12-month average price of crude oil and natural gas based on the prices in effect at the beginning of each month to estimated future production of proved crude oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the Balance Sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense. To this point the Company has not realized any impairment of its properties due to its low basis in the acreage and productivity and economics of its producing wells.

Use of Estimates

The preparation of financial statements under generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to proved crude oil and natural gas reserve volumes, future development costs, estimates relating to certain crude oil and natural gas revenues and expenses, fair value of derivative instruments, and deferred income taxes.  Actual results may differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior periods’ reported amounts in order to conform with the current period presentation.  In prior periods the Company separately indentified share based compensation on its statement of operations.  These amounts have been reclassified to be included in general and administrative expense. These reclassifications did not impact the Company’s net income, stockholders’ equity or cash flows.

Derivative Instruments and Price Risk Management

The Company uses derivative instruments from time to time to manage market risks resulting from fluctuations in the prices of crude oil and natural gas.  The Company may periodically enter into derivative contracts, including price swaps, caps and floors, which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of crude oil or natural gas without the exchange of underlying volumes.  The notional amounts of these financial instruments are based on expected production from existing wells.  The Company has, and may continue to use exchange traded futures contracts and option contracts to hedge the delivery price of crude oil at a future date.

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

Impairment

FASB ASC 360-10-35-21, requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting (which we use) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.

NOTE 3     SHORT-TERM INVESTMENTS

All marketable debt and equity securities and United States Treasuries that are included in short-term investments are considered available-for-sale and are carried at fair value.  The short-term investments are considered current assets due to their maturity term or the Company’s ability and intent to use them to fund current operations.  The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (loss).   When securities are sold, their cost is determined based on the first-in first-out method.  The realized gains and losses related to these securities are included in other income in the statements of operations.  For the nine months ended September 30, 2010, we realized losses of $197,556 on the sale of short-term investments.

The Company has no short-term investments as of September 30, 2010.

NOTE 4     PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2010 consisted of the following:

September 30, 2010
Oil and gas properties, Full Cost Method
Unevaluated Costs, Not Subject to Amortization or Ceiling Test	$105,415,622
Evaluated Costs	100,015,153
205,430,775
Other Property and Equipment	2,395,743
207,826,518
Less: Accumulated Depreciation, Depletion and Amortization
Property and Equipment	13,454,548
Total	$194,371,970

The following table shows depreciation, depletion, and amortization expense by type of asset:

	Nine Months Ended September 30,
	2010	2009
Depletion of Costs for Evaluated Oil and gas properties	$8,252,153	$1,786,130
Depreciation of Other Property and Equipment	111,797	68,374
Total Depreciation, Depletion, and Amortization Expense	$8,363,950	$1,854,504

NOTE 5     OIL AND GAS PROPERTIES

The value of the Company’s oil and gas properties consists of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Each of these costs contributed to the Company’s $49 million increase in oil and gas properties during the third quarter of 2010.

North Dakota Acquisitions

In the third quarter of 2010, the Company acquired approximately 11,773 net mineral acres in all of its key prospect areas in the form of both effective leases and top-leases.  Of the approximate 11,773 net mineral acres acquired, approximately 3,153 net mineral acres were acquired organically.  The Company spent an average of approximately $1,379 per net mineral acre acquired during the third quarter of 2010.

Through the first three quarters of 2010, the Company has acquired an aggregate of 38,864 net mineral acres for total cash and share-based consideration valued at $42.2 million, which represents an average cost of approximately $1,086 per net mineral acre through the first three quarters of 2010.  The two largest acquisitions completed by the Company through September 30, 2010 are described below.  The Company also completed numerous other acquisitions not specifically described in this Note.  No single acquisition was considered material by the Company.

JAG Oil Limited Partnership and G.G. Rose, L.L.C. Acreage Acquisition

In June of 2010 the Company acquired approximately 3,498.47 net acres for $1,750 per net acre in Williams and McKenzie Counties of North Dakota.  The Company issued an aggregate of 382,645 shares of its common stock and paid $761,464 in cash as consideration for the acreage.  The fair value of the stock issued was $5,360,856 or $14.01 per share, based upon the market value of the Company’s common stock on the date the shares were registered with the SEC for resale, which is the date the leasehold interests were acquired.  As such, the aggregate $6,122,320 consideration for these acquisitions approximated 17% of the total approximate $36.6 million increase in the Company’s Oil and Gas properties during the second quarter of 2010.

Lario Oil & Gas Company Acreage Acquisition

In July of 2010, the Company acquired approximately 3,352 net acres for $2,000 per net acre in Divide County, North Dakota.  The Company issued 444,186 shares of common stock as consideration for the acreage.  The fair value of the stock issued was $6,529,534 or $14.70 per share, based upon the market value of the Company’s common stock on the date the leasehold interests were acquired.  As such, the aggregate $6,529,534 consideration for these acquisitions approximated 13% of the total approximate $49 million increase in the Company’s Oil and Gas properties during the third quarter of 2010.

NOTE 6     PREFERRED AND COMMON STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock, par value $0.001 per share.  The Company’s Board of Directors is authorized to establish one or more series of preferred stock, setting forth the designation of each such series and fixing the relative rights and preferences of each such series.  The Company has neither designated nor issued any shares of preferred stock.

In January 2010, the Company agreed to issue 4,000 shares of Common Stock to two employees of the Company.  The shares were fully vested on the date of the grant.  The fair value of the stock issued was $50,280 or $12.57 per share, based upon the market value of one share of the Company’s common stock on the date the stock was obligated to be issued.  The entire amount of this stock award was expensed in the three months ended March 31, 2010.

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

In March 2010, pursuant to employment agreements the Company issued 50,000 shares of Common Stock to executives of the Company.  The shares were fully vested on the date of the grant.  The fair value of the stock issued was $664,500 or $13.29 per share, based upon the market value of one share of common stock on the date the stock was obligated to be issued.  The Company expensed $307,331 in share-based compensation related to the issuance for the three month period ended March 31, 2010.  The remainder of the fair value was capitalized into the full cost pool.

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

On July 13, 2010, the Company granted 31,206 shares of Common Stock related to acquisitions of leasehold interests in North Dakota.  The fair value of the stock granted was $451,551 or $14.47 per share, based upon the market value of one share of common stock on the date the leasehold acquisitions were agreed upon.

On July 14, 2010, the Company granted 444,186 shares of Common Stock related to acquisitions of leasehold interests in North Dakota.  The fair value of the stock granted was $6,529,534 or $14.70 per share, based upon the market value of one share of common stock on the date the leasehold interests were acquired.

In July 2010, pursuant to an employment agreement the Company issued 5,000 shares of Common Stock to an employee of the Company.  The shares were fully vested on the date of the grant.  The fair value of the stock issued was $69,250 or $13.85 per share, based upon the market value of one share of common stock on the date the stock was obligated to be issued.  The entire amount of this stock award was expensed in the nine months ended September 30, 2010.

As of September 30, 2010, the Company has accrued bonuses of $2,165,000 based on the year to date results of operations in comparison to year-end bonus attainment expectations.  Management anticipates these bonuses will be paid in the fourth quarter of 2010 through the issuance of stock.  The accrued bonuses as of September 30, 2010, are an estimate and are considered discretionary based on 2010 operations.  The Company’s Compensation Committee has approved a plan to grant bonuses and the bonus accrual is based on that plan, but the September 30, 2010 bonus accrual balance has not been approved by the Compensation Committee.  The Company expensed $950,027 in share-based compensation related to this bonus accrual for the nine month period ended September 30, 2010.  The remainder of bonus was capitalized into the full cost pool.

Restricted Stock Awards

During the nine months ended September 30, 2010, the Company issued 971,000 restricted shares of common stock as compensation to officers and employees of the Company. The restricted shares vest over various terms with all restricted shares vesting no later than December 31, 2013. As of September 30, 2010, the Company had approximately $12.6 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock.

The following table reflects the outstanding restricted stock awards and activity related thereto for the nine months ended September 30, 2010:

	Nine Months Ended September 30, 2010
	Number of Shares	Weighted-Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	325,330	$9.01
Shares Granted	971,000	$13.29
Lapse of Restrictions	(162,281)	$10.75
Restricted Shares Outstanding at September 30, 2010	1,134,049	$12.43

NOTE 7     RELATED PARTY TRANSACTIONS

In July 2010, The Company purchased leasehold interests from Montana Oil Properties, Inc. (“MOP”).  MOP is controlled by Mr. Tom Ryan and Mr. Steven Reger, both of whom are uncles of the Company’s CEO, Michael Reger.  In 2010, the Company paid MOP a total of $269,821 for leases and reimbursement costs pertaining to two separate wells in Mountrail County, North Dakota.

The Company has a cash management account with Morgan Stanley that is managed by Kathleen Gilbertson, a financial advisor with that firm who is the sister of the Company’s President and Director, Ryan Gilbertson.

All transactions involving related parties were approved by the Company’s Board of Directors or Audit Committee.

NOTE 8     STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

On November 1, 2007, the Board of Directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Stock Option Plan.  The Company granted options to purchase an aggregate of 500,000 shares of common stock to members of the Company’s Board of Directors and options to purchase an additional 60,000 shares of common stock to one employee pursuant to an employment agreement.  These options were granted at an exercise price of $5.18 per share and were fully vested on the grant date.  Options to purchase an aggregate of 294,037 shares granted in 2007 have been exercised as of September 30, 2010.

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10-55. This statement requires the Company to record an expense associated with the fair value of stock-based compensation.  The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  The Company used the simplified method to determine the expected term of the options due to the lack of sufficient historical data.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options is recognized as compensation over the vesting period.  There have been no stock options granted since November 2007 under the 2006 Stock Option Plan.

The following summarizes activities concerning outstanding options to purchase shares of the Company’s common stock as of and for the period ending September 30, 2010:

•	Options covering 22,314 shares were exercised in the nine months ended September 30, 2010.

•	Options covering 11,723 shares were forfeited during the nine months ended September 30, 2010, as consideration for the exercise of options.

•	No options expired during the nine months ended September 30, 2010.

•	Options covering 265,963 shares are exercisable and outstanding as September 30, 2010.

•
There is no further compensation expense that will be recognized in future years relative to any options that had been granted as of September 30, 2010, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	There were no unvested options at September 30, 2010.

Warrants Granted February 2009

On February 27, 2009, in conjunction with the closing of the revolving credit facility (see Note 9), the Company issued to CIT warrants to purchase a total of 300,000 shares of common stock exercisable at $5.00 per share.   The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued.  The fair value of the warrants is included in Debt Issuance Costs and is being amortized over the amended term of the facility using the effective interest method.  CIT can exercise the warrants at any time until the warrants expire in February 2012.

NOTE 9     REVOLVING CREDIT FACILITY

In February 2009, the Company completed the closing of a revolving credit facility with CIT that provided up to a maximum principal amount of $25 million of working capital for exploration and production operations.

On May 26, 2010, the Company completed the assignment of its revolving credit facility to Macquarie from CIT.  In connection with the assignment, the Company and Macquarie entered into an Amended and Restated Credit Agreement governing the facility (the “Credit Facility”).

The Credit Facility provides up to a maximum principal amount of $100 million of working capital for exploration and production operations.  The borrowing base of the funds available under the Credit Facility is re-determined semi-annually based upon the net present value, discounted at 10% per annum, of the future net revenues expected to accrue from its interests in proved reserves estimated to be produced from its oil and gas properties.  $25 million of financing is currently available under the Credit Facility.  The Credit Facility terminates on May 26, 2014.  The Company had no borrowings under the Credit Facility at September 30, 2010.

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

The applicable interest rate increases under the Credit Facility and the lenders may accelerate payments under the Credit Facility, or call all obligations due under certain circumstances, upon an event of default.  The Credit Facility references various events constituting a default on the Credit Facility, including, but not limited to, failure to pay interest on any loan under the Credit Facility, any material violation of any representation or warranty under the Amended and Restated Credit Agreement, failure to observe or perform certain covenants, conditions or agreements under the Amended and Restated Credit Agreement, a change in control of the Company, default under any other material indebtedness the Company might have, bankruptcy and similar proceedings and failure to pay disbursements from lines of credit issued under the Credit Facility.  The Company was not in default on the Credit Facility as of September 30, 2010, and is not expected to be in default in the future.

The Credit Facility requires that the Company enter into swap agreements with Macquarie for each month of the thirty-six (36) month period following the date on which each such swap agreement is executed, the notional volumes for which when aggregated with other commodity swap agreements and additional fixed-price physical off-take contracts then in effect, as of the date such swap agreement is executed, is not less than 50%,  nor exceeds 90%, of the reasonably anticipated projected production from the Company’s proved developed producing reserves, as defined at the time of the agreement.  The Company entered into swap agreements as required at the time, and presently there are no material hedging requirements imposed by Macquarie.

All of the Company’s obligations under the Credit Facility and the swap agreements with Macquarie are secured by a first priority security interest in any and all assets of the Company.

NOTE 10     ASSET RETIREMENT OBLIGATION

The Company has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities.  Under the provisions of FASB ASC 410-20-25, the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.  The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the nine months ended September 30, 2010:

Nine Months Ended September 30, 2010
Beginning Asset Retirement Obligation	$206,741
Liabilities Incurred for New Wells Placed in Production	151,009
Liabilities Settled	(1,428)
Accretion of Discount on Asset Retirement Obligations	30,777
Ending Asset Retirement Obligation	$387,099

NOTE 11     INCOME TAXES

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with FASB ASC 740-10-30. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The income tax provision for the nine months ended September 30, 2010 and 2009 consists of the following:

	Nine Months Ended September 30,
	2010	2009
Current Income Taxes	$-	$-
Deferred Income Taxes
Federal	4,580,000	990,000
State	850,000	175,000
Total Provision	$5,430,000	$1,165,000

In June 2006, FASB issued FASB ASC 740-10-05-6.  The Company adopted FASB ASC 740-10-05-6 on January 1, 2007.  Under FASB ASC 740-10-05-6, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.

Upon the adoption of FASB ASC 740-10-05-6, the Company had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on its financial statements, and the Company has recorded no additional interest or penalties.  The adoption of FASB ASC 740-10-05-6 did not impact the Company’s effective tax rates.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the nine months ended September 30, 2010, the Company did not recognize any interest or penalties in its Statement of Operations, nor did it have any interest or penalties accrued in its Balance Sheet at September 30, 2010 relating to unrecognized benefits.

The tax years 2009, 2008 and 2007 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

NOTE 12     FAIR VALUE

FASB ASC 820-10-55 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under FASB ASC 820-10-55 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under FASB ASC 820-10-55 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of September 30, 2010.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Derivative Liabilities	$-	$(2,105,190)	$-
Non-Current Derivative Liabilities	-	(3,051,982)	-
Total	$-	$(5,157,172)	$-

Level 2 assets and liabilities consist of derivative liabilities (see Note 14).  Under FASB ASC 820-10-55, the fair value of the Company’s derivative financial instruments is determined based on spot prices and the notional quantities.  The fair value of all derivative contracts is reflected on the balance sheet.  The current derivative liability amounts represent the fair values expected to be included in the results of operations for the subsequent year.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) Level 3 Financial Assets
Balance at January 1, 2010	$1,818,356
Sales	(2,025,003)
Unrealized Gain Included in Other Comprehensive Income (Loss)	206,787
Realized Loss on Sales	(140)
Balance at September 30, 2010	$-

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

	Fair Value Measurements at September 30, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Non-Current Liabilities	$-	$-	$(387,099)
Total	$-	$-	$(387,099)

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

The Company’s accounts receivable relate to crude oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  Management believes the Company’s accounts receivable at September 30, 2010 and December 31, 2009 do not represent significant credit risks as they are dispersed across many counterparties.

NOTE 14     DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes commodity swap contracts to (i) reduce the effects of volatility in price changes on the crude oil commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending.

Oil Derivative Contracts Cash-flow Hedges

Historically, all derivative positions that qualified for hedge accounting were designated on the date the Company entered into the contract as a hedge against the variability in cash flows associated with the forecasted sale of future crude oil production. The cash flow hedges were valued at the end of each period and adjustments to the fair value of the contract prior to settlement were recorded on the statement of stockholders’ equity as other comprehensive income. Upon settlement, the gain (loss) on the cash flow hedge was recorded as an increase or decrease in revenue on the statement of operations. The Company reports average crude oil and natural gas prices and revenues including the net results of hedging activities.

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, the Company de-designated all derivates that were previously classified as cash flow hedges and, in addition, the Company has elected not to designate any subsequent derivative contracts as cash flow hedges under FASB ASC 815-20-25.  Beginning on November 1, 2009, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period. Any realized and unrealized gains or losses are recorded as gain (loss) on derivatives, net, as an increase or decrease in revenue on the statement of operations rather than as a component of other comprehensive income or as other income (expense).

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

The net mark-to-market loss on the Company’s remaining swaps that qualified for cash flow hedge accounting at the date the decision was made to discontinue hedge accounting totaled $1,604,565 as of September 30, 2010.  The Company has recorded that as accumulated other comprehensive income in stockholders’ equity, and the entire amount will be amortized into revenues as the original forecasted hedged crude oil production occurs in 2010 and 2011.

The Company realized a settled derivative gain of $902,946 and maintained a mark-to-market value of an unrealized loss of $3,189,194 on derivative instruments for the nine months ended September 30, 2010.

The following table reflects the weighted average price of open commodity derivative contracts as of September 30, 2010, by year with associated volumes.

Weighted Average Price Of Open Commodity Contracts
Year	Volumes (Bbl)	Weighted Average Price
2010	288,000	$80.41
2011	720,000	$80.89
2012	339,000	$80.62

As of September 30, 2010, the Company had a total hedged volume of 1,347,000 barrels at a weighted average price of approximately $80.72.

At September 30, 2010, the Company had derivative financial instruments under FASB ASC 815-20-25 recorded on the consolidated balance sheet as set forth below:

Type of Contract	Balance Sheet Location	September 30, 2010 Estimated Fair Value	December 31, 2009 Estimated Fair Value
Derivatives Designated as Hedging Instruments
Derivative Assets:
Oil Contracts	Other current assets	$534,573	$96,163
Oil Contracts	Other non-current assets	40,979	-
Total Derivative Assets		$575,552	$96,163

Derivative Liabilities:
Oil Contracts	Other current liabilities	$(2,639,763)	$(1,402,910)
Oil Contracts	Other non-current liabilities	(3,092,961)	(1,473,306)
Total Derivative Liabilities		$(5,732,724)	$(2,876,216)

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The Company has netting arrangements with Macquarie Bank Limited that provide for offsetting payables against receivables from separate derivative instruments.

NOTE 15     COMPREHENSIVE INCOME

The Company follows the provisions of FASB ASC 220-10-55, which establishes standards for reporting comprehensive income.  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to stockholders of the Company.

For the periods indicated, comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income	$987,226	$1,588,246	$8,667,722	$1,747,769
Unrealized gains on Marketable Securities (net of tax of $459,000 and $86,000 for the nine months ended September 30, 2010 and 2009 and $18,000 for the three months ended September 30, 2009)	-	27,968	725,981	118,534
Net unrealized gains/losses on hedges (net of tax of $314,000 and $879,000 for the nine months ended September 30, 2010 and 2009 and $119,000 and $254,000 for the three months ended September 30, 2010 and 2009)	190,025	374,112	498,075	(1,326,211)
Other Comprehensive income net	$1,177,251	$1,990,326	$9,891,778	$540,092

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  crude oil and natural gas prices, our ability to raise or access ital, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

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

We are focused on maintaining a low cash overhead structure.  We believe we are in a position to most efficiently exploit and identify high production oil and gas properties due to our unique non-operator model through which we are able to diversify our risk and participate in the evolution of technology by the collective expertise of those operators with which we partner.  We intend to continue to carefully pursue the acquisition of properties that fit our profile.  We accelerated our acreage acquisition activities throughout the Williston Basin during the first three quarters of 2010 and continue to monitor numerous additional potential acquisitions.

We control approximately 121,300 net acres in the Williston Basin targeting the Bakken and Three Forks formations, which we believe provides the potential to drill approximately 1,137 net wells using 640 acre spacing units assuming three horizontal Bakken and three horizontal Three Forks wells per spacing unit.  We have no material lease expirations until late 2011 and continue to expand our position through aggressive acquisition and leasing programs.

During the three months ended September 30, 2010, we continued the development of our oil and gas properties primarily in the Williston Basin Bakken play.  We drilled, completed, and commenced production in an additional 55 gross wells (approximately 5.75 net wells) during the quarter.  As of September 30, 2010, we owned working interests in 256 successful discoveries, consisting of 251 targeting the Bakken/Three Forks formation and five targeting the Red River formation. We exited the third quarter of 2010 with production volumes of approximately 3,406 barrels of oil equivalent (“BOE”) per day.

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

As of November 5, 2010, we are participating in the drilling or completion of 91 gross Bakken or Three Forks wells and 10.72 net wells currently drilling or awaiting completion.  As of November 5, 2010, we have spud approximately 23.68 net wells in 2010.  As of November 5, 2010, we expect to spud approximately 25 net wells throughout 2010, an increase from our previous guidance of 24 net wells, and expect to increase production volumes by 30% to 35% in the quarter ending December 31, 2010 compared to the quarter ended September 30, 2010.

Our capital expenditures relating to exploration and development activities approximated $103 million for the nine months ending September 30, 2010 and are expected to approximate $132 million for the entire 2010 year based on wells currently drilling and expected to spud by 2010 year-end.  Year-to-date through September 30, 2010, we have acquired approximately 38,864 net acres for an aggregate price of $42.2 million, or an average price of $1,086 per acre.  We expect to continue to opportunistically acquire acreage throughout the remainder of 2010 and 2011.  Based on 2010 and anticipated 2011 activity and assuming drilling activity within the Williston Basin continues at its current pace, we expect to average approximately 6,500 BOE per day in production for 2011.

Completion Activity

During the third quarter, we continued to experience delays in fracture stimulation appointments for wells across all operators with whom we participate.  We believe this trend has been driven primarily by an increased inventory of wells awaiting fracture stimulation throughout the Williston Basin caused by a low supply of sub-contractors responsible for fracture stimulation.  Additionally, we believe the constraint in moving fracture stimulation supplies, such as frac sand, into the field have added to this delay.  We expect that for the next quarter, delay between fracture stimulation and completion may continue to average as much as six weeks.  We do not expect that this will affect the pace of drilling and we continue to see wells drilled to total depth at an accelerated pace.  However, delays in fracture stimulation have the effect of delaying production additions.

2010 Drilling Projects

We are engaged in numerous drilling activities on properties presently owned and intend to drill or develop other properties acquired in the future.  We drilled, completed, and commenced production in an additional 55 gross wells (approximately 5.75 net wells) during the quarter.  We intend to continue drilling efforts on our existing acreage in North Dakota and Montana.  As of November 5, 2010 we expect to spud approximately 25 net wells by the end of 2010, which is increased from our previous guidance of 24 net wells, through participations in approximately 240 gross wells in which we expect to own an average 10% working interest.  The increase in expected wells is based upon the increasing rig count, which as of October 11, 2010, was at an all-time high of 155 drilling rigs in the North Dakota Bakken play.

As of September 30, 2010, we had interest in a total of 340 gross wells (29.14 net wells) that were either drilling, completing or producing, including 256 gross producing wells (approximately 20.10 net producing wells) and 84 gross drilling or completing wells (9.04 net drilling or completing wells).  Permits continue to be issued for spacing units in which we have acreage interests within North Dakota and Montana.

We continue to develop our acreage position we acquired from Windsor Bakken LLC in 2009 with our operating partner, Slawson Exploration.  The development program consists of Northern owning a working interest in the majority of the wells, with an average working interest in such wells expected to approximate 20%.  As of October, 2010, Slawson had drilled, completed and turned over to production 72 operated wells with three rigs drilling ahead.

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

Production History

The following table presents information about our produced crude oil and natural gas volumes during the three month and nine month periods ended September 30, 2010, compared to the three month and nine month periods ended September 30, 2009.  As of September 30, 2010, we were selling crude oil and natural gas from a total of 256 gross wells (approximately 20.10 net wells), compared to 143 gross wells (approximately 7.09 net wells) at September 30, 2009.  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
Net Production:
Oil (Bbl)	240,717	179%	86,206	526,672	221%	164,162
Natural Gas (Mcf)	56,472	288%	14,559	127,006	447%	23,207
Barrel of Oil Equivalent (Boe)	250,129	182%	88,633	547,840	226%	168,030

Average Sales Prices:
Oil (per Bbl)	66.42	7%	61.82	68.13	22%	55.71
Effect of settled oil hedges on average price (per Bbl)	3.22	195%	(3.38)	1.71	167%	(2.54)
Oil net of settled hedging (per Bbl)	69.64	19%	58.44	69.85	31%	53.17
Natural Gas and Other Liquids (per Mcf)	4.96	53%	3.24	4.74	19%	3.99
Effect of natural gas hedges on average price (per Mcf)	-	-	-	-	-	-
Natural gas net of hedging (per Mcf)	4.96	53%	3.24	4.74	19%	3.99

Average Production Costs:
Oil (per Bbl)	4.28	72%	2.49	3.76	43%	2.63
Natural Gas (per Mcf)	0.31	138%	0.13	0.26	46%	0.18
Barrel of Oil Equivalent (Boe)	4.19	71. %	2.45	3.67	42%	2.59

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses for the three month and nine month periods ended September 30, 2010 compared to the three month and nine month periods ended September 30, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Depletion of oil and natural gas properties	$3,767,712	$935,804	$8,252,153	$1,786,130

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at September 30, 2010 and September 30, 2009.  A net well represents our percentage ownership of a gross well.  No wells have been permitted or drilled on any of our Yates County, New York acreage.  The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	September 30,
	2010		2009
	Gross	Net	Gross	Net
North Dakota	247	18.35	136	6.28
Montana	9	1.75	7	0.81
Total:	256	20.10	143	7.09

Results of Operations for the periods ended September 30, 2009 and September 30, 2010.

Our business activities are focused primarily on developing our current acreage position and identifying potential strategic acreage and production acquisitions to continue to consistently increase production and revenues.

During the nine months ended September 30, 2010, we continued the development of our oil and gas properties primarily in the Williston Basin Bakken play.  We drilled with a 100% success rate in the nine months ended September 30, 2010.  As of September 30, 2010, we had established production from 256 total gross wells in which we hold working interests, only 143 of which had established production as of September 30, 2009.    We had completed 251 gross (18.93 net) Bakken or Three Forks wells and five gross (1.17 net) Red River wells at September 30, 2010.

During the third quarter of 2010 we produced an average of approximately 2,616 barrels of crude oil per day, compared to an average of approximately 937 barrels of crude oil per day during the third quarter of 2009.  Our production at September 30, 2010 approximated 3,244 barrels of crude oil per day, compared to approximately 1,200 barrels of crude oil per day at September 30, 2009.

We recognized $15,541,520 in revenues from sales of crude oil and natural gas for the three months ended September 30, 2010, compared to $5,146,972 for the three months ended September 30, 2009.  We recognized $35,575,240 in revenues from sales of crude oil and natural gas for the nine months ended September 30, 2010, compared to $8,206,202 for the nine months ended September 30, 2009.  These increases in revenue are primarily due to our continued addition of wells and an increase in our average realized crude oil prices period-over-period. We have added wells each quarter since September 30, 2009 and, in particular, added production from 5.75 additional net wells during the third quarter of 2010.  During the three months ended September 30, 2010, we realized a $69.64 average price per barrel of crude oil (after the effect of settled hedges), compared to a $58.44 average price per barrel of crude oil (after the effect of settled hedges) during the three months ended September 30, 2009.  During the nine months ended September 30, 2010, we realized a $69.85 average price per barrel of crude oil (after the effect of settled hedges), compared to a $53.17 average price per barrel of crude oil (after the effect of settled hedges) during the nine months ended September 30, 2009.

We realized net income of $987,226 (representing approximately $0.02 per share) for the three months ended September 30, 2010, and net income of $1,588,246 (representing approximately $0.04 per share) for the three months ended September 30, 2009.  Total operating expenses were $8,159,485 for the three months ended September 30, 2010, compared to total operating expenses of $2,530,315 for the three months ended September 30, 2009.  These increases in expense are due primarily to increased production expenses, severance taxes, depletion and general and administrative expenses associated with our continued addition of crude oil and natural gas production from new wells.  During the three months ended September 30, 2010, we had production expenses of $1,084,769, compared to production expenses of $236,362 during the three months ended September 30, 2009.  During the three months ended September 30, 2010, we incurred severance taxes of $1,604,608, compared to severance taxes of $437,048 during the three months ended September 30, 2009.  We recorded depletion of $3,767,712 during the three months ended September 30, 2010, compared to depletion of $935,804 during the three months ended September 30, 2009.  We had general and administrative expenses of $1,624,071 and $896,877 during the three months ended September 30, 2010 and 2009, respectively ($899,661 and $786,175 net of share based compensation).  We had general and administrative expenses of $5,242,582 and $2,020,828 during the nine months ended September 30, 2010 and 2009, respectively ($2,511,803 and $1,696,780 net of share based compensation).

Our net income for the three months ended September 30, 2010, excluding unrealized mark-to-market hedging losses, was $4,961,803 (representing approximately $0.10 per diluted share) as compared to net income of $3,502,667 (representing approximately $0.07 per diluted share) in the quarter ended June 30, 2010, excluding unrealized mark-to-market hedging gains.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) accretion of abandonment liability, (v) pre-tax unrealized gain and losses on commodity risk and (vii) non-cash expenses relating to share based payments recognized under ASC Topic 718.  Adjusted EBITDA for the three months ended September 30, 2010 was $12,772,433 (representing approximately $0.24 per diluted share), compared to Adjusted EBITDA of $9,677,386 (representing approximately $0.19 per diluted share) for the second quarter of 2010.

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

Net income excluding unrealized mark-to-market hedging gains and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

USE OF NON GAAP FINANCIAL MEASURES

Northern Oil and Gas, Inc.
Reconciliation of GAAP Net Income to Adjusted EBITDA

	Three Months Ended
	September 30,	June 30,
	2010	2010
Net Income	$987,226	$6,120,866

Add Back:

Income Tax Provision	620,000	3,833,000

Depreciation, Depletion, Amortization, and Accretion	3,931,999	2,766,688

Share Based Compensation	724,410	1,193,072

Mark-to-Market of Derivative Instruments	6,449,577	(4,251,199)

Interest Expense	59,221	14,959

Adjusted EBITDA	$12,772,433	$9,677,386

Adjusted EBITDA Per Common Share - Basic	$0.25	$0.19

Adjusted EBITDA Per Common Share - Diluted	$0.24	$0.19

Weighted Average Shares Outstanding – Basic	51,519,732	49,934,409

Weighted Average Shares Outstanding - Diluted	52,145,181	50,609,944

Northern Oil and Gas, Inc.
Reconciliation of GAAP Net Income to Net Income Excluding
Unrealized Mark-to-Market Hedging Losses

	Three Months Ended
	September 30,	June 30,
	2010	2010
Net Income	$987,226	$6,120,866

Mark-to-Market of Derivative Instruments	6,449,577	(4,251,199)

Tax Impact	(2,475,000)	1,633,000

Net Income without the Effect of Certain Items	$4,961,803	$3,502,667

Net Income Per Common Share – Basic	$0.10	$0.07

Net Income Per Common Share – Diluted	$0.10	$0.07

Weighted Average Shares Outstanding – Basic	51,519,732	49,934,409

Weighted Average Shares Outstanding - Diluted	52,145,181	50,609,944

Liquidity and Capital Resources

We have historically met our capital requirements through the issuance of common stock and by borrowings.  In the future, we anticipate we will be able to provide the necessary liquidity by the revenues generated from the sales of our crude oil and natural gas reserves in our existing properties, credit facility borrowings and potential equity issuances.  However there is no guarantee the capital markets will be available to us on favorable terms or at all.

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2010.

Current Assets	$65,965,869
Current Liabilities	$19,568,886
Working Capital	$46,396,983

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

As of September 30, 2010, we had no borrowings outstanding under the Credit Facility.

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

Satisfaction of Our Cash Obligations for the Next 12 Months

With the addition of equity capital during 2009 and 2010 and our Credit Facility, we believe we have sufficient capital to meet our drilling commitments and expected general and administrative expenses for the next twelve months at a minimum.  Nonetheless, any strategic acquisition of assets or increase in drilling activity may require us to seek additional capital.  We may also choose to seek additional capital rather than utilize our Credit Facility or other debt instruments to fund accelerated or continued drilling at the discretion of management and depending on prevailing market conditions.  We will evaluate any potential opportunities for acquisitions as they arise.  Given our non-leveraged asset base and anticipated growing cash flows, we believe we are in a position to take advantage of any appropriately priced sales that may occur.  However, there can be no assurance that any additional capital will be available to us on favorable terms or at all.

Over the next 24 months it is possible that our existing capital, the Credit Facility and anticipated funds from operations may not be sufficient to sustain continued acreage acquisitions and drilling activities.  Consequently, we may seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.  No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our stockholders.

Though we achieved profitability in 2008 and remained profitable throughout 2009 and through the third quarter of 2010, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly companies in the crude oil and natural gas exploration industry.  Such risks include, but are not limited to, an evolving and unpredictable business model and the management of our growth.  To address these risks we must, among other things, implement and successfully execute our business strategy, continue to develop and upgrade our technology, respond to competitive developments and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Contractual Obligations and Commitments

Our material long-term debt obligations, capital lease obligations and operating lease obligations or purchase obligations are included in Item 7 of our Annual Report on Form 10-K and Form 10-KA for the fiscal year ended December 31, 2009, and have not materially changed since that report was filed.

Critical Accounting Policies

A description of our critical accounting policies was provided in Note 2 to the Financial Statements provided in Part II, Item 8 of our Annual Report on Form 10-K and Form 10-KA for the fiscal year ended December 31, 2009, as well as in Item 7 of Amendment No. 2 to our Annual Report on Form 10-K and Form 10-KA for the fiscal year ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K and Form 10-KA for the fiscal year ended December 31, 2009 and, except as set forth below, have not materially changed since that report was filed.

Commodity Price Risk

The price we receive for our crude oil and natural gas production materially influences our revenue, profitability, access to capital and future rate of growth.  Crude oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for crude oil and natural gas have been volatile, and our management believes these markets will likely continue to be volatile in the future.  The prices we receive for our production depend on numerous factors beyond our control.  Our revenue during 2009 and the first three quarters of 2010 generally would have increased or decreased along with any increases or decreases in crude oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling crude oil that also increase and decrease along with crude oil prices.

We have previously entered into derivative contracts to achieve a more predictable cash flow by reducing our exposure to crude oil and natural gas price volatility.  On November 1, 2009, due to the volatility of price differentials in the Williston Basin, we de-designated all derivatives that were previously classified as cash flow hedges and in addition, we have elected not to designate any subsequent derivative contracts as accounting hedges.  As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains or losses on derivatives are recorded in Gain (Loss) on Settled Derivatives and unrealized gains or losses are recorded in Mark-to-Market of Derivative Instruments on the Statement of Operations rather than as a component of other comprehensive income (loss) or other Income (expense).

The following table reflects the weighted average price of open commodity derivative contracts as of September 30, 2010, by year with associated volumes

Weighted Average Price Of Open Commodity Contracts
Year	Volumes (Bbl)	Weighted Average Price
2010	288,000	$80.41
2011	720,000	$80.89
2012	339,000	$80.62

As of September 30, 2010, the Company had a total hedged volume of 1,347,000 barrels at a weighted average price of approximately $80.72.

 Interest Rate Risk

We did not have outstanding any borrowings under our credit facilities or other obligations that would subject us to significant interest rate risk at September 30, 2010.  Our Credit Facility would, however, subject us to interest rate risk on borrowings under that facility.

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

As of September 30, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period of this report that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our company is subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  Except as described below. no developments have occurred in any pending litigation during the period of this report.  Our management believes that all litigation matters in which we are involved are not likely to have a material adverse effect on our financial position, cash flows or results of operations.

On August 23, 2010, plaintiff Donald Rensch filed a three count shareholder derivative action in the United States District Court for the District of Minnesota against our company as nominal defendant, Michael L. Reger, Ryan R. Gilbertson, James R. Sankovitz and Chad D. Winter, James Randall Reger, James Russell Reger, Weldon W. Gilbertson, Douglas M. Polinsky, Joseph A. Geraci, II and Voyager Oil & Gas, Inc. (“Voyager”).  The complaint alleges breach of fiduciary duty of loyalty and usurpation of corporate opportunities by Messrs. M. Reger, Gilbertson, Sankovitz and Winter; asserts allegations against Messrs. James Randall Reger, Weldon W. Gilbertson, James Russell Reger, Douglas M. Polinsky and Joseph A. Geraci, II of aiding and abetting our officers in breaching their fiduciary duties and usurpation our corporate opportunities in connection with the formation, capitalization, and operation of Plains Energy (Voyager’s predecessor); and asserts a claim against Voyager for tortious interference with a prospective business relationship.  The plaintiff seeks injunctive relief and damages, including imposing on Voyager and all of its assets a constructive trust for the Company’s benefit.  The Company believes that each of the above claims lacks merit and intends to strongly defend itself and each of its current and/or former officers and directors in connection with this lawsuit.  A motion to dismiss the lawsuit in the United States District Court for the District of Minnesota was filed on September 15, 2010.  We have been informed that a hearing on the motion to dismiss will be held on January 20, 2011.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our subsequent filings on Form 10-KA and Form 10-Q (and otherwise) with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2010, we agreed to issue an aggregate of 444,186 shares of common stock related to acquisitions of leasehold interests in North Dakota.  The fair value of the stock issued was an aggregate of $6,529,534 or $14.70 per share, based upon the market value of our common stock on the date the leasehold interests were acquired.

In September 2010, we agreed to issue an aggregate of 31,206 shares of common stock related to acquisitions from four separate parties of leasehold interests in North Dakota.  The fair value of the stock issued was an aggregate of $451,551 or $14.47 per share, based upon the market value of our common stock on the date the leasehold acquisitions were agreed upon.

Each of the foregoing issuances is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	November 8, 2010	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	November 8, 2010	By:	/s/ Chad D. Winter
Chad D. Winter, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of Northern Oil and Gas, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010.)
3.2	Bylaws of Northern Oil and Gas, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010.)
4.1	Form of Stock Certificate of Northern Oil and Gas, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010)

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002