Form 10-K/A
period 2009-12-31
NORTHERN OIL & GAS, INC.
filed 2011-03-18
CIK 1104485

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

NORTHERN OIL AND GAS, INC.

TABLE OF CONTENTS

		Page
	Part II
Item 8.	Financial Statements and Supplementary Data	1
	Part IV
Item 15.	Exhibits and Financial Statement Schedules	1
Signatures
Index to Financial Statements		F-1

i

EXPLANATORY NOTE

          Northern Oil and Gas, Inc. is filing this Amendment No. 3 to its Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2010, as amended by Amendment No. 1 filed on April 30, 2010 and Amendment No. 2 filed on November 5, 2010. Our Annual Report on Form 10-K and Amendments No. 1 and No. 2 to that Annual Report are collectively referred to herein as the “Original Filings”. This Amendment No. 3 to Form 10-K does not contain any new or revised disclosures that were not previously provided in the Original Filings, but simply sets forth the complete text of each applicable item as amended.

          Except where specifically indicated, this Amendment No. 3 to Form 10-K does not reflect events occurring after the filing of the Original Filings or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Filings. Except as expressly set forth in this Form 10-K/A, the Original Filings have not been amended, updated or otherwise modified.

PART III

Item 8. Financial Statements and Supplementary Data

          Our Financial Statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1.

PART III

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as Part of this Reports:

	1.	Financial Statements
See Index to Financial Statements on page F-1.

	2.	Financial Statement Schedules
All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

(b)	Exhibits:

          Unless otherwise indicated, all documents incorporated by reference into this report are filed with the SEC pursuant to the Securities and Exchange Act of 1934, as amended, under file number 001-33999.

Exhibit No.	Description	Reference
3.1	Composite Articles of Incorporation of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to our company’s Annual Report on Form 10-K/A (Amendment No. 3) filed with the SEC on June 24, 2009
3.2	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2007 (File No. 000-30955)
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form SB-2 filed with the SEC on June 11, 2007, as amended (File No. 333-143648)
10.1	Form of Warrant	Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on September 14, 2007 (File No. 000-30955)
10.2*	Amended and Restated Employment Agreement by and between Northern Oil and Gas, Inc. and Michael L. Reger, dated January 30, 2009	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009 (File No. 000-30955)
10.3*	Amended and Restated Employment Agreement by and between Northern Oil and Gas, Inc. and Ryan R. Gilbertson, dated January 30, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009 (File No. 000-30955)

1

Exhibit No.	Description	Reference
10.4	Irrevocable Proxy Provided by Joseph A. Geraci II, Kimerlie Geraci, Lantern Advisers, LLC, Isles Capital, LLC and Mill City Ventures, LP, dated February 21, 2008	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2008 (File No. 000-30955)
10.5	Agreement by and between Northern Oil and Gas, Inc. and Deephaven MCF Acquisition LLC dated April 14, 2008	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2008 (File No. 000-30955)
10.6	Second Amendment to Agreement by and between Northern Oil and Gas, Inc. and Deephaven MCF Acquisition LLC dated April 14, 2008	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2008 (File No. 000-30955)
10.7	Registration Rights Agreement By and Among Northern Oil and Gas, Inc. and Deephaven MCF Acquisition LLC dated April 14, 2008	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2008 (File No. 000-30955)
10.8	Lease Purchase Agreement By and Between Northern Oil and Gas, Inc. and Woodstone Resources, L.L.C.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2008 (File No. 000-30955)
10.9	Northern Oil and Gas, Inc. 2009 Equity Compensation Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009 (File No. 000-30955)
10.10	Credit Agreement dated as of February 27, 2009 among Northern Oil and Gas, Inc., as Borrower, CIT Capital USA Inc., as Administrative Agent, and The Lenders Party Hereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2009 (File No. 000-30955)
10.11

Form of Note Under that Certain Credit Agreement dated as of February 27, 2009 among Northern Oil and Gas, Inc., as Borrower, CIT Capital USA Inc., as Administrative Agent, and The Lenders Party Hereto

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2009 (File No. 000-30955)
10.12	Guaranty and Collateral Agreement dated as of February 27, 2009 made by Northern Oil and Gas, Inc. in favor of CIT Capital USA Inc., as Administrative Agent	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2009 (File No. 000-30955)
10.13	Guaranty and Collateral Agreement dated as of February 27, 2009 made by Northern Oil and Gas, Inc. in favor of CIT Capital USA Inc., as Administrative Agent	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2009 (File No. 000-30955)
10.14	Warrant to Purchase Shares of Northern Oil and Gas, Inc. Common Stock Issued to CIT Group/Equity Investments, Inc. on February 27, 2009	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2009 (File No. 000-30955)
10.15*	Northern Oil and Gas, Inc. 2009 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Registration Statement on Form S-8 filed with the SEC on July 16, 2009 (File No. 333-160602)
10.16	Exploration and Development Agreement dated effective as of April 1, 2009 by and between Slawson Exploration Company, Inc. and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2009
10.17	First Amendment to Credit Agreement dated as of May 22, 2009 among Northern Oil and Gas, Inc., CIT Capital USA Inc., and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2009
10.18*	Form of Promissory Note issued to Michael L. Reger and Ryan R. Gilbertson	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the filed with the SEC on March 3, 2010.
10.19*	Form of Restricted Stock Agreement issued under the Northern Oil and Gas, Inc. 2009 Equity Incentive Plan	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the filed with the SEC on March 3, 2010.
18.1	Letter from Mantyla McReynolds, LLC Regarding Change in Accounting Principles	Incorporated by reference to Exhibit 18.1 to the Registrant’s Current Report on Form 10-Q filed with the SEC on October 27, 2009
23.1	Consent of Independent Registered Public Accounting Firm Mantyla McReynolds LLC	Filed herewith
23.2	Consent of Ryder Scott Company, LP	Filed herewith

2

Exhibit No.	Description	Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Report of Ryder Scott Company, LP.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the filed with the SEC on March 3, 2010.

3

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	March 18, 2011	By:	/s/ Michael L. Reger
Michael L. Reger
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Michael L. Reger	Chief Executive Officer and Director	March 18, 2011
Michael L. Reger

/s/ Chad D. Winter	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	March 18, 2011
Chad D. Winter

*	Director	March 18, 2011
Ryan R. Gilbertson

*	Director	March 18, 2011
Loren J. O’Toole

*	Director	March 18, 2011
Carter Stewart

*	Director	March 18, 2011
Jack King

*	Director	March 18, 2011
Robert Grabb

*	Director	March 18, 2011
Lisa Bromiley Meier

*	Michael L. Reger, by signing his name hereto, does hereby sign this document on behalf of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ Michael L. Reger
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

Mantyla McReynolds LLC
Salt Lake City, Utah
March 8, 2010

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	Year Ended December 31,
	2009	2008 Adjusted*

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$6,233,372	$780,716
Trade Receivables	7,025,011	2,028,941
Other Receivables	-	874,453
Prepaid Drilling Costs	1,454,034	4,549
Prepaid Expenses	143,606	71,554
Other Current Assets	201,314	-
Short - Term Investments	24,903,476	-
Deferred Tax Asset	2,057,000	1,390,000
Total Current Assets	42,017,813	5,150,213

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method (including unevaluated cost of $53,862,529 at 12/31/09 and $35,990,267 at 12/31/2008)	96,801,626	47,260,838
Other Property and Equipment	439,656	408,400
Total Property and Equipment	97,241,282	47,669,238
Less - Accumulated Depreciation and Depletion	5,091,198	748,421
Total Property and Equipment, Net	92,150,084	46,920,817

LONG - TERM INVESTMENTS	-	2,416,369

DEBT ISSUANCE COSTS	1,427,071	-

DEFERRED TAX ASSET	-	33,000
Total Assets	$135,594,968	$54,520,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$6,419,534	$1,934,810
Line of Credit	834,492	1,650,720
Accrued Expenses	316,977	1,270,075
Derivative Liability	1,320,679	-
Other Liabilities	18,574	18,574
Total Current Liabilities	8,910,256	4,874,179

LONG-TERM LIABILITIES
Revolving Line of Credit	-	-
Derivative Liability	1,459,374	-
Subordinated Notes	500,000	-
Other Noncurrent Liabilities	243,888	117,157
Total Long-Term Liabilities	2,203,262	117,157

DEFERRED TAX LIABILITY	922,000	-
Total Liabilities	12,035,518	4,991,336

STOCKHOLDERS’ EQUITY
Common Stock, Par Value $.001; 100,000,000 Authorized, 43,911,044 Outstanding (2008 – 34,120,103 Shares Outstanding)	43,912	34,121
Additional Paid-In Capital	124,884,266	51,692,776
Retained Earnings (Accumulated Deficit)	841,892	(1,957,060)
Accumulated Other Comprehensive Income (Loss)	(2,210,620)	(240,774)
Total Stockholders’ Equity	123,559,450	49,529,063

Total Liabilities and Stockholders’ Equity	$135,594,968	$54,520,399

* See Note 2

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	Year Ended December 31,
	2009	2008 Adjusted *	2007
REVENUES
Oil and Gas Sales	$15,171,824	$3,542,994	$-
Gain (Loss) on Settled Derivatives	(624,541)	778,885	-
Mark-to-Market of Derivative Instruments	(363,414)		-
Other Revenue	37,630	-	-
	14,221,499	4,321,879	-

OPERATING EXPENSES
Production Expenses	754,976	70,954	-
Production Taxes	1,300,373	203,182	-
General and Administrative Expense	2,452,823	1,985,914	1,754,826
Share Based Compensation	1,233,507	105,375	2,754,917
Depletion of Oil and Gas Properties	4,250,983	677,915	-
Depreciation and Amortization	91,794	67,060	3,446
Accretion of Discount on Asset Retirement Obligations	8,082	1,030	-
Total Expenses	10,092,538	3,111,430	4,513,189

INCOME (LOSS) FROM OPERATIONS	4,128,961	1,210,449	(4,513,189)

OTHER INCOME	135,991	383,891	207,896

INCOME (LOSS) BEFORE INCOME TAXES	4,264,952	1,594,340	(4,305,293)

INCOME TAX PROVISION (BENEFIT)	1,466,000	(830,000)	-

NET INCOME (LOSS)	$2,798,952	$2,424,340	$(4,305,293)

Net Income (Loss) Per Common Share - Basic	$0.08	$0.08	$(0.18)

Net Income (Loss) Per Common Share - Diluted	$0.08	$0.07	$(0.18)

Weighted Average Shares Outstanding – Basic	36,705,267	31,920,747	23,667,119

Weighted Average Shares Outstanding - Diluted	36,877,070	32,653,552	23,667,119

*See Note 2

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

			Additional Paid-In Capital	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount
Balance – December 31, 2006	18,000,000	$1,800	$38,575	$(1,400)	$-	$(76,107)	$(37,132)

Payment on Stock Subscriptions Receivable	-	-	-	1,400	-	-	1,400

Sale of 2,501,573 Common Shares for $1.05 Per Share	2,501,573	250	2,626,402	-	-	-	2,626,652

Private Placement Costs	-	-	(9,933)	-	-	-	(9,933)

Issued 400,000 Common Shares to Montana Oil and Gas, Inc. for Leasehold Interest	400,000	40	419,960	-	-	-	420,000

Issued 271,440 Shares to Southfork Exploration, LLC for Leasehold Interest	271,440	27	284,985	-	-	-	285,012

Balance Immediately Prior to Reverse Acquisition with Kentex	21,173,013	2,117	3,359,989	-	-	(76,107)	3,285,999

Reverse Acquisition with Kentex:
Recapitalization of NOG with Kentex Common Stock Issued in the Acquisition (Par Value Changed to $.001 Per Share)	-	19,056	(19,056)	-	-	-	-
Acquisition of Kentex	1,491,110	1,491	(1,491)	-	-	-	-
Legal Fees	-	-	(25,000)	-	-	-	(25,000)
Introduction Fee	-	-	(12,500)	-	-	-	(12,500)
Payment to Kentex Stockholders	-	-	(377,500)	-	-	-	(377,500)
Other Professional Fees	-	-	(36,062)	-	-	-	(36,062)
Totals of Reverse Acquisition	1,491,110	20,547	(471,609)	-	-	-	(451,062)

Balance Immediately After Reverse Acquisition with Kentex	22,664,123	22,664	2,888,380	-	-	(76,107)	2,834,937

Issued 173,500 Shares for Consulting Fees (Value between $4.75 and $5.18 per Common Share)	173,500	174	855,556	-	-	-	855,730

Compensation Related Stock Option Grants	-	-	2,366,417	-	-	-	2,366,417

Sale of 4,545,455 Common Shares for $3.30 Per Share(unit placement)	4,545,455	4,545	14,995,457	-	-	-	15,000,002
Private Placement Costs net of Warrants Granted to Agent	-	-	(1,191,000)	-	-	-	(1,191,000)

Issued 390,000 Common Shares for Leasehold Interest	390,000	390	1,957,410	-	-	-	1,957,800

Issued 75,000 Shares as Compensation	75,000	75	388,425	-	-	-	388,500

Repurchase of 152,156 Common Shares	(152,156)	(152)	(1,049,724)	-	-	-	(1,049,876)

Issued Pursuant to Exercise of Options	1,000,000	1,000	1,049,000	-	-	-	1,050,000

Net Income (Loss)	-	-	-	-	-	(4,305,293)	(4,305,293)

Balance – December 31, 2007	28,695,922	$28,696	$22,259,921	$-	$-	$(4,381,400)	$17,907,217

Issued 7,500 Common Shares for services	7,500	8	49,867	-	-	-	49,875

Issued 318,495 Common Shares for Leasehold Interest (Value between $2.30 and $11.98 per Common Share)	318,495	319	2,084,053	-	-	-	2,084,372

Issued 20,000 Common Shares of Restricted Stock for employee services	20,000	20	(20)	-	-	-	-

Listing Fee Paid to American Stock Exchange	-	-	(65,000)	-	-	-	(65,000)

Issued Pursuant to Exercise of Options	260,000	260	933,540	-	-	-	933,800

Issued Pursuant to Exercise of Warrants	4,818,186	4,818	25,977,244	-	-	-	25,982,062

Warrant Exercise Costs	-	-	(77,204)	-	-	-	(77,204)

Stock Grant Compensation	-	-	105,375	-	-	-	105,375

Unrealized Losses on Auction Rate Securities	-	-	-	-	(240,774)	-	(240,774)

Income Tax Benefit from Options Exercised	-	-	425,000	-	-	-	425,000

Net Income - As Adjusted	-	-	-	-		2,424,340	2,424,340

Balance – December 31, 2008	34,120,103	$34,121	$51,692,776	-	$(240,774)	$(1,957,060)	$49,529,063

Warrants Issued Included for Debt Issuance Costs	-	-	221,153	-	-	-	221,153

Stock Grant Compensation	-	-	366,690	-	-	-	366,690

Net Change in Cash Flow Hedge Derivatives	-	-	-	-	(1,483,639)	-	(1,483,639)

Unrealized Gain on Short-Term Investments	-	-	-	-	(486,207)	-	(486,207)

Issued 180,000 shares as Debt Insurance Costs	180,000	180	475,020	-	-	-	475,200

Issued 283,670 Shares as Compensation/Director Fees (Value between $2.84 and $9.70 per Common Share)	283,670	284	2,092,695	-	-	-	2,092,979

Sale of 2,250,000 Common Shares for $6.00 Per Share	2,250,000	2,250	13,497,750	-	-	-	13,500,000

Sale of 6,500,000 Common Shares for $9.12 Per Share	6,500,000	6,500	59,273,500	-	-	-	59,280,000

Issued 128,097 Common Shares for Leasehold Interest (Value between $4.25 and $11.46 per Common Share)	128,097	128	1,115,610	-	-	-	1,115,738

Repurchase of 2,084 Common Shares	(2,084)	(2)	(20,213)	-	-	-	(20,215)

Costs of Capital Raise	-	-	(3,785,264)	-	-	-	(3,785,264)

Issued 361,330 Common Shares of Restricted Stock	361,330	361	(361)	-	-	-	-

Repurchase of 52,061 Common Shares	(52,061)	(52)	(517,948)	-	-	-	(518,000)

Issued Pursuant to Exercise of Options	100,000	100	517,900	-	-	-	518,000

Share Adjustment Related to Kentex Transaction	41,989	42	(42)	-	-	-	-

Income Tax Provision for Share Based Compensation	-	-	(45,000)	-	-	-	(45,000)

Net Income	-	-	-	-	-	2,798,952	2,798,952
Balance - December 31, 2009	43,911,044	$43,912	$124,884,266	-	$(2,210,620)	$841,892	$123,559,450

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	Year Ended December 31,
	2009	2008 Adjusted *	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$2,798,952	$2,424,340	$(4,305,293)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used for) Operating Activities:
Depletion of Oil and Gas Properties	4,250,983	677,915	-
Depreciation and Amortization	91,794	67,060	3,446
Amortization of Debt Issuance Costs	459,343
Accretion of Discount on Asset Retirement Obligations	8,082	1,030	-
Income Tax Provision (Benefit)	1,466,000	(830,000)	-
Issuance of Stock for Consulting Fees	-	49,875	855,730
Loss on Sale of Available for Sale Securities	-	381	-
Market Value adjustment of Derivative Instruments	363,414	(95,148)	-
Lease Incentives Received	-	91,320
Amortization of Deferred Rent	(18,573)	(17,026)	-
Share - Based Compensation Expense	1,213,292	105,375	2,754,917
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(4,996,070)	(2,028,941)	-
Increase (Decrease) in Other Receivables	874,453	(874,453)	-
Increase in Prepaid Expenses	(72,052)	(45,874)	(24,556)
Increase in Other Current Assets	(158,334)	-	-
Increase in Accounts Payable	4,484,724	1,821,556	113,254
Increase (Decrease) in Accrued Expenses	(953,098)	1,159,082	110,993
Net Cash Provided By (Used For) Operating Activities	9,812,910	2,506,492	(491,509)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Office Equipment and Furniture	(31,256)	(363,631)	(44,769)
Decrease (Increase) in Prepaid Drilling Costs	(1,449,485)	359,741	(364,290)
Proceeds from Sale of Oil and Gas Properties	-	468,609	-
Purchase of Available for Sale Securities	(24,106,294)	(3,800,524)	-
Proceeds from Sale of Available for Sale Securities	800,000	975,000	-
Increase in Oil and Gas Properties	(47,061,666)	(37,997,157)	(4,669,699)
Net Cash Used For Investing Activities	(71,848,701)	(40,357,962)	(5,078,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Margin Loan	-	1,650,720	-
Payments on Line of Credit	(816,228)	-	-
Advances on Revolving Credit Facility	29,750,000	-	-
Repayments on Revolving Credit Facility	(29,750,000)	-	-
Repayments of Convertible Notes Payable (Related Party)	-	-	(165,000)
Cash Paid for Listing Fee	-	(65,000)	-
Proceeds from Derivatives	-	95,148	-
Increase in Subordinated Notes, net	500,000	-
Debt Issuance Costs Paid	(1,190,061)	-	-
Proceeds from the Issuance of Common Stock - Net of Issuance Costs	68,994,736	25,904,858	14,997,992
Proceeds from Exercise of Stock Options	-	933,800	-
Net Cash Provided by Financing Activities	67,488,447	28,519,526	14,832,992

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,452,656	(9,331,944)	9,262,725

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	780,716	10,112,660	849,935

CASH AND CASH EQUIVALENTS – END OF PERIOD	$6,233,372	$780,716	$10,112,660

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$624,717	$-	$-
Cash Paid During the Period for Income Taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$1,115,738	$2,084,372	$2,662,812
Payment of Consulting Fees through Issuance of Common Stock	$-	$49,875	$855,730
Payment of Compensation through Issuance of Common Stock	$1,213,292	$-	$388,500
Capitalized Asset Retirement Obligations	$137,222	$60,407	$-
Cashless Exercise of Stock Options	$518,000	$-	$1,050,000
Fair Value of Warrants Issued for Debt Issuance Costs	$221,153	$-	$-
Payment of Debt Issuance Costs through Issuance of Common Stock	$475,200	$-	$-

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

	Year Ended December 31,
	2009	2008	2007
Capitalized Certain Payroll and Other Internal Costs	$2,616,262	$1,374,071	$—
Capitalized Interest Costs	624,717	—	—
Total	$3,240,979	$1,374,071	$—

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

The following Table shows the effects on the Company’s Balance Sheet:

	Year Ended December 31, 2008
	As Reported	Adjusted	Effect of Change
Deferred Tax Asset - Current	$1,433,000	$1,390,000	$(43,000)
Oil and Gas Properties, Full Cost Method	55,680,567	47,260,838	(8,419,729)
Accumulated Depreciation and Depletion	856,010	748,421	(107,589)
Accrued Drilling Costs	8,419,729	-	(8,419,729)
Accumulated Deficit	$(2,021,649)	$(1,957,060)	$64,589

The following Table shows the effect on the Company’s Statement of Operations:

	Year Ended December 31, 2008
	As Reported	Adjusted	Effect of Change
Depletion Expense	$785,504	$677,915	$(107,589)
Income Tax Provision (Benefit)	(873,000)	$(830,000)	43,000
Net Income	$2,359,751	$2,424,340	$64,589
Earnings Per Share – Basic	$0.07	$0.08	$0.01
Earnings Per Share – Diluted	$0.07	$0.07	$-

The following Table shows the effect on the Company’s Statement of Cash Flows:

	Year Ended December 31, 2008
	As Reported	Adjusted	Effect of Change
Net Income	$2,359,751	$2,424,340	$64,589
Depletion of Oil and Gas Properties	785,504	677,915	(107,589)
Income Tax Benefit	(873,000)	(830,000)	43,000
Increase in Accrued Drilling Costs	8,419,729	-	(8,419,729)
Increase in Oil and Gas Properties	(46,416,886)	(37,997,157)	8,419,729

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

The following is a summary of our short-term investments as of December 31, 2009:

	Cost at December 31, 2009	Unrealized (Loss)	Fair Market Value at December 31, 2009
Auction Rate Municipal Bonds	$1,750,000	$(198,105)	$1,551,895
Auction Rate Preferred Stock	275,143	(8,682)	266,461
United States Treasuries	24,063,314	(978,194)	23,085,120
Total Short-Term Investments	$26,088,457	$(1,184,981)	$24,903,476

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

In September 2007, the Company completed a private placement of 4,545,455 shares of common stock to accredited investors at a subscription price of $3.30 per share for total gross proceeds of $15,000,002. In addition to common stock, investors purchasing shares in the private placement received a warrant to purchase common stock. For each share of common stock purchased in this transaction, the purchaser received the right to purchase one-half share of the Company’s common stock at a price of $5.00 per share for a period of 18 months from the date of closing and the right to purchase one-half share of the Company’s common stock at a price of $6.00 for a period of 48 months from the date of closing. The placement agents received consideration in cash and warrants of $1,191,000 which were netted against the proceeds of the offering through Additional Paid-In Capital. The total number of shares that are issuable upon exercise of warrants, including the placement agent’s warrant is 4,818,183. All warrants issued as part of this private placement were exercised in 2008.

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

In December 2007, the Chief Executive Officer and Chief Financial Officer each exercised 500,000 stock options granted to them in 2006.

In 2008 optionees exercised 260,000 stock options granted in 2006 and 2007, resulting in cash proceeds to the Company of $933,800. A tax benefit of $425,000 related to fully vested stock option awards exercised was recorded as an increase to additional paid-in capital.

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

The following table reflects the outstanding restricted stock awards and activity related thereto for the years ended December 31:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of the Year	20,000	$7.03	-	$-
Shares Granted	361,330	$8.49	20,000	$7.03
Lapse of Restrictions	(56,000)	$4.91	-	$-
Restricted Shares Outstanding at the End of the Year	325,330	$9.01	20,000	$7.03

NOTE 7      RELATED PARTY TRANSACTIONS

The Company has purchased leasehold interests from South Fork Exploration, LLC (SFE). In 2009, the company paid a total of $501,603 related to a previously executed leasehold agreement. SFE’s president is J.R. Reger, the brother of the Company’s CEO, Michael Reger. J.R. Reger is also a shareholder in the Company.

The Company has also purchased leasehold interests from Montana Oil Properties (“MOP”) for total consideration of approximately $62,234 in 2009. MOP is controlled by Mr. Tom Ryan and Mr. Steven Reger, both are relatives of the Company’s CEO, Michael Reger.

The Company has also purchased leasehold interests from Gallatin Resources, LLC for total consideration of approximately $22,223 in 2009, Carter Stewart, one of the Company’s directors, owns a 25% interest in Gallatin Resources, LLC.

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

The table below reflects the status of warrants outstanding at December 31, 2009:

Issue Date	Common Shares	Exercise Price	Expiration Date
February 27, 2009	300,000	$5.00	February 27, 2012

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

Level 2 liabilities consist of derivative liabilities (see Note 15). Under FASB ASC 820-10-55 (Prior authoritative literature: FASB Statement 157, Fair Value Measurements), the fair value of the Company’s derivative financial instruments is determined based on the Company’s valuation models that utilize market corroborated inputs. The fair value of all derivative contracts is reflected on the balance sheet. The current liability amounts represent the fair values expected to be included in the results of operations for the subsequent year.

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

The net mark-to-market loss on the Company’s remaining swaps that qualified for cash flow hedge accounting at the date the decision was made to discontinue hedge accounting totals $2,416,639 as of December 31, 2009. The amount is in accumulated other comprehensive income in stockholders’ equity and will be amortized into revenues as the original forecasted hedged oil production occurs in 2010 and 2011.

The Company realized a hedging loss of $624,541 and a hedging gain of $778,885 for the years ended December 31, 2009 and 2008, respectively.

The following table reflects open commodity derivative contracts as of December 31, 2009, the associated volumes and the corresponding weighted average NYMEX reference price.

Settlement Period	Oil (Barrels)	Fixed Price	Weighted Avg NYMEX Reference Price
Oil Swaps
01/01/10 – 02/29/12	63,000	51.25	83.99
01/01/10 – 12/31/11	36,000	66.15	84.20
01/01/10 — 12/31/11	132,000	82.60	83.68
01/01/10 - 12/31/11	54,000	84.25	83.56

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

NOTE 16     EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2009, 2008, and 2007:

	2009			2008			2007
	Net Income	Shares	Per Share	Net Income Adjusted	Shares	Per Share	Net Loss	Shares	Per Share
Basic EPS	$2,798,952	36,705,267	$0.08	$2,424,340	31,920,747	$0.08	$(4,305,293)	23,667,119	$(0.18)
Dilutive effect of options	-	171,803	-	-	732,805	-	-	-	-
Diluted EPS	$2,798,952	36,877,070	$0.08	$2,424,340	32,653,552	$0.07	$(4,305,293)	23,667,119	$(0.18)

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

For the periods indicated, comprehensive income (loss) consisted of the following:

	2009	Year Ended December 31, 2008 Adjusted	2007
Net Income (Loss)	$2,798,952	$2,424,340	$(4,305,293)
Unrealized losses on Short-term Investments (net of tax of $290,000 and
$168,000 at December 31, 2009 and 2008)	(486,207)	(240,774)	-
Net unrealized losses on hedges (Net of tax of $933,000 at December 31, 2009)	(1,483,639)	-	-
Other Comprehensive income (loss) net	$829,106	$2,183,566	$(4,305,293)

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

SUPPLEMENTAL OIL AND GAS INFORMATION
(UNAUDITED)

Oil and Natural Gas Exploration and Production Activities

Oil and gas sales reflect the market prices of net production sold or transferred with appropriate adjustments for royalties, net profits interest, and other contractual provisions. Production expenses include lifting costs incurred to operate and maintain productive wells and related equipment including such costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed. Production taxes include production and severance taxes. Depletion of oil and gas properties relates to capitalized costs incurred in acquisition, exploration, and development activities. Results of operations do not include interest expense and general corporate amounts. The results of operations for the company’s oil and gas production activities are provided in the company’s related statements of operations.

Costs Incurred and Capitalized Costs

The costs incurred in oil and gas acquisition, exploration and development activities follow:

	Year Ended December 31,
	2009	2008	2007
Costs Incurred for the Year:
Proved Property Acquisition	$30,800,883	$30,508,139	$3,231,694
Unproved Property Acquisition	-	-	4,169,773
Development	18,739,905	9,165,188	186,044
Total	$49,540,788	$39,673,327	$7,587,511

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

	Natural Gas (MCF)	Oil (BLS)
Proved Developed and Undeveloped Reserves at December 31, 2007	-	-
Extensions, Discoveries and Other Additions	220,420	778,545
Production	(3,969)	(50,880)

Proved Developed and Undeveloped Reserves at December 31, 2008	216,451	727,665

Revisions of Previous Estimates	(27,820)	(93,819)
Extensions, Discoveries and Other Additions	1,619,597	5,456,261
Production	(47,305)	(274,528)

Proved Developed and Undeveloped Reserves at December 31, 2009	1,760,923	5,815,579

Proved Developed Reserves at December 31, 2008	216,451	727,665
Proved Developed Reserves at December 31, 2009	727,237	2,247,718

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

The twelve month average prices for the year ended December 31, 2009 and year-end spot prices at December 31, 2008 were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves. The prices for the Company’s reserve estimates were as follows:

	Natural Gas MCF	Oil Bbl
December 31, 2008 (Spot Price)	$5.80	$38.60
December 31, 2009 (Average)	$3.93	$53.00

Changes in the future net cash inflows discounted at 10% per annum follow:

	Year Ended December 31,
	2009	2008
Beginning of Period	$11,786,054	$-
Sales of Oil and Natural Gas Produced, Net of Production Costs	(13,116,475)	(3,268,858)
Extensions and Discoveries	74,946,755	19,967,182
Previously Estimated Development Cost Incurred During the Period	1,321,948	-
Net Change of Prices and Production Costs	4,352,381	(3,660,754)
Change in Future Development Costs	-	(1,251,516)
Revisions of Quantity and Timing Estimates	(1,650,626)	-
Accretion of Discount	1,178,605	-
Change in Income Taxes	(20,005,322)	-
Purchase of Reserves in Place	9,579,951	-
Other	(586,710)	-
End of Period	$67,806,561	$11,786,054

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years ended December 31, 2009, 2008, and 2007 is as follows:

	Quarter Ended
	March 31, Adjusted**	June 30, Adjusted**	September 30, Adjusted**	December 31,
2009:
Revenue	$658,268	$2,275,084	$4,855,972	$6,432,175
Expenses	1,047,614	1,437,445	2,530,315	5,077,164
Income (Loss) from Operations	(389,346)	837,639	2,325,657	1,355,011
Other Income (Expense)	(43,527)	(139,243)	321,589	(2,828)
Income Tax Provision (Benefit)	(174,000)	280,000	1,059,000	301,000
Net Income (Loss)	(258,873)	418,396	1,588,246	1,051,183
Net Income (Loss) Per Common Share - Basic	(0.01)	0.01	0.04	0.03
Net Income (Loss) Per Common Share - Diluted	(0.01)	0.01	0.04	0.03

	Quarter Ended
	March 31, Adjusted**	June 30, Adjusted**	September 30, Adjusted**	December 31, Adjusted**
2008:
Revenue	$287,029	$764,528	$1,362,655	$1,907,667
Expenses	570,575	548,849	600,213	1,391,793
Income (Loss) from Operations	(283,546)	215,679	762,442	515,874
Other Income	96,269	95,424	155,121	37,077
Income Tax Provision (Benefit)	-	-	-	(830,000)
Net Income (Loss)	(187,277)	311,103	917,563	1,382,951
Net Income (Loss) Per Common Share - Basic and Diluted	(0.01)	0.01	0.03	0.03

	Quarter Ended
	March 31,	June 30,		September 30,	December 31,
2007:
Revenue	$-	$-		$-	$-
Expenses	297,719	894,720	*	309,487	3,011,263
Loss from Operations	(297,719)	(894,720	) *	(309,487)	(3,011,263)
Other Income	10,133	13,660		42,189	141,914
Income Tax Expense	-	-		-	-
Net Loss	(287,586)	(881,060	) *	(267,298)	(2,869,349)
Net Loss Per Common Share - Basic and Diluted	(0.01)	(0.04	) *	(0.01)	(0.10)

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