Form 10-Q/A
period 2010-06-30
NORTHERN OIL & GAS, INC.
filed 2011-03-18
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 2)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 001-33999

NORTHERN OIL AND GAS, INC.
(Exact name of Registrant as specified in its charter)

Minnesota	95-3848122
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2010

C O N T E N T S

i

EXPLANATORY NOTE

          Northern Oil and Gas, Inc. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q/A for the period ended June 30, 2010 filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2010, as amended by Amendment No. 1 filed on November 5, 2010. Our Quarterly Report on Form 10-Q and Amendment No. 1 to that Quarterly Report are collectively referred to herein as the “Original Filings”. This Amendment No. 2 to Form 10-Q is being filed to reference the proper amendments to the Original Filings in Exhibits 31.1 and 31.2. This Amendment No. 2 to Form 10-Q does not contain any new or revised disclosures that were not previously provided in the Original Filings, but simply references the proper amendments to the Company’s previous disclosures into one filing.

          Except where specifically indicated, this Amendment No. 2 to Form 10-Q does not reflect events occurring after the filing of the Original Filings or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Filings. Except as expressly set forth in this Form 10-Q/A, the Original Filings have not been amended, updated or otherwise modified.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

ASSETS

	June 30, 2010 (UNAUDITED)	December 31, 2009
CURRENT ASSETS
Cash and Cash Equivalents	$70,167,911	$6,233,372
Trade Receivables	11,311,742	7,025,011
Prepaid Drilling Costs	6,431,446	1,454,034
Prepaid Expenses	481,371	143,606
Other Current Assets	272,392	201,314
Short - Term Investments	-	24,903,476
Derivative Asset	1,068,924	-
Deferred Tax Asset	863,000	2,057,000
Total Current Assets	90,596,786	42,017,813

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method (including unevaluated cost of $86,939,327 at 6/30/2010 and $53,862,529 at 12/31/2009)	156,185,056	96,801,626
Other Property and Equipment	2,193,447	439,656
Total Property and Equipment	158,378,503	97,241,282
Less - Accumulated Depreciation and Depletion	9,626,536	5,091,198
Total Property and Equipment, Net	148,751,967	92,150,084

DEBT ISSUANCE COSTS	1,525,703	1,427,071

Total Assets	$240,874,456	$135,594,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$9,987,487	$6,419,534
Line of Credit	-	834,492
Accrued Expenses	1,938,696	316,977
Derivative Liability	-	1,320,679
Other Liabilities	18,574	18,574
Total Current Liabilities	11,944,757	8,910,256

LONG-TERM LIABILITIES
Revolving Credit Facility	-	-
Derivative Liability	85,544	1,459,374
Subordinated Notes	400,000	500,000
Other Noncurrent Liabilities	315,727	243,888
Total Long-Term Liabilities	801,271	2,203,262

DEFERRED TAX LIABILITY	5,192,000	922,000

Total Liabilities	17,938,028	12,035,518

STOCKHOLDERS’ EQUITY
Common Stock, Par Value $.001; 100,000,000 Authorized, 51,079,143 Outstanding (2009 – 43,911,044 Shares Outstanding)	51,080	43,912
Additional Paid-In Capital	215,539,549	124,884,266
Retained Earnings	8,522,388	841,892
Accumulated Other Comprehensive Income (Loss)	(1,176,589)	(2,210,620)
Total Stockholders’ Equity	222,936,428	123,559,450

Total Liabilities and Stockholders’ Equity	$240,874,456	$135,594,968

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009 Adjusted *	2010	2009 Adjusted *
REVENUES
Oil and Gas Sales	$11,664,873	$2,418,496	$20,033,720	$3,059,230
Gain (Loss) on Settled Derivatives	303,919	(143,412)	126,936	(125,878)
Mark-to-Market of Derivative Instruments	4,251,199	-	3,260,383	-
Other Revenue	11,782	-	32,248	-
	16,231,773	2,275,084	23,453,287	2,933,352

OPERATING EXPENSES

Production Expenses	561,427	119,751	893,757	214,140
Production Taxes	1,024,277	189,400	1,670,143	247,715
General and Administrative Expense	1,911,543	555,316	3,618,511	1,123,951
Depletion of Oil and Gas Properties	2,600,836	548,124	4,484,441	850,326
Depreciation and Amortization	26,267	22,777	50,897	45,456
Accretion of Discount on Asset Retirement Obligations	9,215	2,077	12,752	3,471
Total Expenses	6,133,565	1,437,445	10,730,501	2,485,059

INCOME FROM OPERATIONS	10,098,208	837,639	12,722,786	448,293

OTHER EXPENSE	(144,342)	(139,243)	(232,290)	(182,770)

INCOME BEFORE INCOME TAXES	9,953,866	698,396	12,490,496	265,523

INCOME TAX PROVISION	3,833,000	280,000	4,810,000	106,000

NET INCOME	$6,120,866	$418,396	$7,680,496	$159,523

Net Income Per Common Share - Basic	$0.12	$0.01	$0.16	$0.00

Net Income Per Common Share - Diluted	$0.12	$0.01	$0.16	$0.00

Weighted Average Shares Outstanding – Basic	49,934,409	34,582,282	47,032,602	34,404,093

Weighted Average Shares Outstanding - Diluted	50,609,944	34,741,036	47,593,962	34,484,966

*See Note 2

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009 Adjusted *
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,680,496	$159,523
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion of Oil and Gas Properties	4,484,441	850,326
Depreciation and Amortization	50,897	45,456
Amortization of Debt Issuance Costs	280,768	168,790
Accretion of Discount on Asset Retirement Obligations	12,752	3,471
Income Tax Provision	4,810,000	106,000
Loss on Sale of Available for Sale Securities	197,556	-
Market Value adjustment of Derivative Instruments	(3,260,383)	-
Amortization of Deferred Rent	(9,287)	(9,286)
Share - Based Compensation Expense	2,006,369	213,277
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(4,286,731)	(775,192)
Increase in Prepaid Expenses	(337,765)	(44,892)
Decrease (Increase) in Other Current Assets	(71,078)	-
Increase in Accounts Payable	3,567,953	2,585,014
Decrease in Accrued Expenses	(138,281)	(934,162)
Net Cash Provided By Operating Activities	14,987,707	2,368,325

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Other Equipment and Furniture	(1,753,791)	(6,943)
Decrease (Increase) in Prepaid Drilling Costs	(4,977,412)	19
Proceeds from Sale of Oil and Gas Properties	237,877	-
Proceeds from Sale of Available for Sale Securities	25,890,901	-
Increase in Oil and Gas Properties	(51,636,851)	(17,506,249)
Net Cash Used For Investing Activities	(32,239,276)	(17,513,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Line of Credit	(834,492)	(12,338)
Advances on Revolving Credit Facility	5,300,000	16,000,000
Payments on Revolving Credit Facility	(5,300,000)	-
Increase (Decrease) in Subordinated Notes, net	(100,000)	500,000
Debt Issuance Costs Paid	(379,400)	(1,190,061)
Proceeds from Issuance of Common Stock - Net of Issuance Costs	82,500,000	12,701,049
Net Cash Provided by Financing Activities	81,186,108	27,998,650

NET INCREASE IN CASH AND CASH EQUIVALENTS	63,934,539	12,853,802

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6,233,372	780,716

CASH AND CASH EQUIVALENTS – END OF PERIOD	$70,167,911	$13,634,518

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$125,135	$189,128
Cash Paid During the Period for Income Taxes	$-	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$5,698,337	$224,879
Payment of Compensation through Issuance of Common Stock	$4,224,114	$261,280
Capitalized Asset Retirement Obligations	$69,802	$61,403
Fair Value of Warrants Issued for Debt Issuance Costs	$-	$221,153
Payment of Debt Issuance Costs through Issuance of Common Stock	$-	$475,200

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

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (“ASC”) 718-10-55 (Prior authoritative literature: FASB Statement 123(R), Share-Based Payment).This standard requires us to record an expense associated with the fair value of stock-based compensation. We use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

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

New Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is a filer with the United States Securities and Exchange Commission (the “SEC”) to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.

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

North Dakota Acquisitions

In the second quarter of 2010 the Company acquired approximately 16,861 net mineral acres in all of ourits key prospect areas in the form of both effective leases and top-leases. Of the approximate 16,861 net mineral acres acquired approximately 5,800 net mineral acres were acquired organically. The Company spent an average of approximately $1,015 per net mineral acre acquired in the second quarter of 2010.

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

The following summarizes activities concerning outstanding options to purchase shares of the Company’s common stock as of and for the period ending June 30, 2010:

•No options were exercised in the six months ended June 30, 2010.

•No options were forfeited or expired during the six months ended June 30, 2010.

•300,000 options are exercisable and outstanding as June 30, 2010.

•There is no further compensation expense that will be recognized in future years relative to any options that had been granted as of June 30, 2010, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•There were no unvested options at June 30, 2010.

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

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with FASB ASC 740-10-30 (Prior authoritative literature: FASB Statement 109, Accounting for Income Taxes).Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTE 16     COMPREHENSIVE INCOME

The Company follows the provisions of FASB ASC 220-10-55 (Prior authoritative literature: FASB Statement 130, Reporting Comprehensive Income)which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to stockholders of the Company.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
Net Production:
Oil (Bbl)	166,341	230%	50,396	285,955	267%	77,956
Natural Gas (Mcf)	37,931	474%	6,604	70,534	716%	8,647
Barrel of Oil Equivalent (Boe)	172,663	235%	51,497	297,711	275%	79,397

Average Sales Prices:
Oil (per Bbl)	69.15	25%	55.21	69.58	42%	48.95
Effect of settled oil hedges on average price (per Bbl)	1.83	164%	(2.85)	0.44	128%	(1.61)
Oil net of settled hedging (per Bbl)	70.98	36%	52.36	70.02	48%	47.34
Natural Gas and Other Liquids (per Mcf)	5.07	0%	5.05	4.56	(13% )	5.26
Effect of natural gas hedges on average price (per Mcf)	0.00	-	0.00	0.00	-	0.00
Natural gas net of hedging (per Mcf)	5.07	0%	5.05	4.56	(13% )	5.26

Average Production Costs:
Oil (per Bbl)	3.37	39%	2.43	3.32	19%	2.78
Natural Gas (per Mcf)	0.27	13%	0.24	0.23	(13% )	0.26
Barrel of Oil Equivalent (Boe)	3.30	37%	2.41	3.25	18%	2.76

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

NORTHERN OIL AND GAS, INC.

Date:	March 18, 2011	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	March 18, 2011	By:	/s/ Chad D. Winter
Chad D. Winter, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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