Form 10-Q
period 2011-03-31
NORTHERN OIL & GAS, INC.
filed 2011-05-10
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________

FORM 10-Q
__________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

As of May 9, 2011, there were 63,136,424 shares of our common stock, par value $0.001, outstanding.

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

i

“Net acres” represent our percentage ownership of gross acreage.  Net acres are deemed to exist when the sum of fractional ownership working interests in gross acres equals one (e.g., a 10% working interest in a lease covering 640 gross acres is equivalent to 64 net acres).

“Net acres under the bit” or “net acreage under the bit” means those net leased acres on which wells are spud, drilling, drilled, awaiting completion or completing in the spacing unit only, and not yet classified as developed acreage, regardless of whether or not such acreage contains proved reserves.  Acreage included in spacing units of infill wells is not considered under the bit because such acreage was already previously classified as developed acreage when the initial well was completed in the subject spacing unit.

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

“Pre-tax PV-10” – means estimated future net revenue, discounted at a rate of 10% per annum, before income taxes and with no price or cost escalation or de-escalation in accordance with guidelines promulgated by the Securities and Exchange Commission ("SEC").

“Standardized Measure” – means estimated future net revenue, discounted at a rate of 10% per annum, after income taxes and with no price or cost escalation, calculated in accordance with Accounting Standards Codification (“ASC”) 932, formerly Statement of Financial Accounting Standards No. 69 “Disclosures About Oil and Gas Producing Activities.”

ii

NORTHERN OIL AND GAS, INC.
FORM 10-Q

March 31, 2011

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

ASSETS

	March 31,	December 31,
	2011	2010
	(UNAUDITED)
CURRENT ASSETS
Cash and Cash Equivalents	$99,705,160	$152,110,701
Trade Receivables	27,027,334	22,033,647
Prepaid Drilling Costs	15,350,719	13,225,650
Prepaid Expenses	396,474	345,695
Other Current Assets	753,661	475,967
Short - Term Investments	24,866,660	39,726,700
Deferred Tax Asset	11,884,000	5,100,000
Total Current Assets	179,984,008	233,018,360

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	202,071,631	158,846,475
Unproved	157,678,911	136,135,163
Other Property and Equipment	2,499,699	2,479,199
Total Property and Equipment	362,250,241	297,460,837
Less - Accumulated Depreciation and Depletion	29,084,148	22,152,356
Total Property and Equipment, Net	333,166,093	275,308,481

DEBT ISSUANCE COSTS	1,277,732	1,367,124

Total Assets	$514,427,833	$509,693,965

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$28,531,576	$48,500,204
Accrued Expenses	439,790	2,829
Derivative Liability	27,954,596	11,145,319
Other Liabilities	18,574	18,574
Total Current Liabilities	56,944,536	59,666,926

LONG-TERM LIABILITIES
Revolving Line of Credit	-	-
Derivative Liability	9,221,859	5,022,657
Other Noncurrent Liabilities	563,127	477,900
Total Long-Term Liabilities	9,784,986	5,500,557

	March 31,	December 31,
	2011	2010
	(UNAUDITED)

DEFERRED TAX LIABILITY	11,247,000	9,167,000

Total Liabilities	77,976,522	74,334,483

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	-	-
Common Stock, Par Value $.001; 95,000,000 Authorized, 63,135,424
Outstanding (12/31/2010 – 62,129,424 Shares Outstanding)	63,135	62,129
Additional Paid-In Capital	436,920,522	428,484,092
Retained Earnings	701,350	7,759,192
Accumulated Other Comprehensive Income (Loss)	(1,233,696)	(945,931)
Total Stockholders' Equity	436,451,311	435,359,482

Total Liabilities and Stockholders' Equity	$514,427,833	$509,693,965

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
REVENUES
Oil and Gas Sales	$27,041,621	$8,368,847
Loss on Settled Derivatives	(3,262,056)	(176,983)
Mark-to-Market of Derivative Instruments	(21,278,629)	(990,816)
Other Revenue	25,813	20,466
	2,526,749	7,221,514

OPERATING EXPENSES
Production Expenses	2,016,356	332,330
Production Taxes	2,615,864	645,866
General and Administrative Expense	3,290,589	1,706,968
Depletion of Oil and Gas Properties	6,863,479	1,883,605
Depreciation and Amortization	68,313	24,630
Accretion of Discount on Asset Retirement Obligations	4,730	3,537
Total Expenses	14,859,331	4,596,936

(LOSS) INCOME FROM OPERATIONS	(12,332,582)	2,624,578

OTHER INCOME (EXPENSE)	767,040	(87,948)

(LOSS) INCOME BEFORE INCOME TAXES	(11,565,542)	2,536,630

INCOME TAX (BENEFIT) PROVISION	(4,507,700)	977,000

NET (LOSS) INCOME	$(7,057,842)	$1,559,630

Net (Loss) Income Per Common Share - Basic	$(0.11)	$0.04

Net (Loss) Income Per Common Share - Diluted	$(0.11)	$0.04

Weighted Average Shares Outstanding – Basic	63,000,113	44,098,553

Weighted Average Shares Outstanding - Diluted	63,000,113	44,544,469

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(7,057,842)	$1,559,630
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
(Used for) Operating Activities:
Depletion of Oil and Gas Properties	6,863,479	1,883,605
Depreciation and Amortization	68,313	24,630
Amortization of Debt Issuance Costs	89,392	150,398
Accretion of Discount on Asset Retirement Obligations	4,730	3,537
Income Tax (Benefit) Provision	(4,510,000)	977,000
Net (Gain) Loss on Sale of Available for Sale Securities	(459,998)	104,217
Net Unrealized Loss on Derivative Instruments	21,278,629	990,816
Amortization of Deferred Rent	(4,644)	(4,643)
Share - Based Compensation Expense	1,858,171	813,297
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(4,993,687)	(968,924)
Increase in Other Receivables	-	(237,877)
Increase in Prepaid Expenses	(50,779)	(65,741)
Increase in Other Current Assets	(277,694)	(111,971)
(Decrease) Increase in Accounts Payable	(19,968,628)	7,076,193
Decrease in Accrued Expenses	(263)	(45,601)
Net Cash (Used For) Provided By Operating Activities	(7,160,821)	12,148,566

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Other Equipment and Furniture	(20,500)	(30,360)
Increase in Prepaid Drilling Costs	(2,125,069)	(4,495,200)
Proceeds from Sale of Oil and Gas Properties	-	237,877
Purchase of Available for Sale Securities	(18,381,690)	-
Proceeds from Sale of Available for Sale Securities	32,949,813	7,639,783
Purchase of Oil and Gas Properties	(59,167,274)	(22,077,340)
Net Cash Used For Investing Activities	(46,744,720)	(18,725,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Line of Credit	-	(803,115)
Advances on Revolving Credit Facility	-	2,300,000
Proceeds from Exercise of Warrants	1,500,000	-
Net Cash Provided by Financing Activities	1,500,000	1,496,885

NET DECREASE IN CASH AND CASH EQUIVALENTS	(52,405,541)	(5,079,789)

	Three Months Ended
	March 31,
	2011	2010
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	152,110,701	6,233,372

CASH AND CASH EQUIVALENTS – END OF PERIOD	$99,705,160	$1,153,583

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$-	$26,515
Cash Paid During the Period for Income Taxes	$2,300	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$-	$99,475
Payment of Compensation through Issuance of Common Stock	$7,374,660	$1,655,747
Capitalized Asset Retirement Obligations	$85,141	$16,158

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

Northern Oil and Gas, Inc. (the “Company,” “our,” “we,” “us” and words of similar import) is a growth-oriented independent energy company engaged in the acquisition, exploration, exploitation and development of crude oil and natural gas properties.  The Company’s common stock trades on the NYSE Amex Equities Market under the symbol “NOG”.

The Company acquires interests in crude oil and natural gas acreage and drilling projects, primarily within the Williston Basin Bakken Shale formation. The Company is continuing to develop its substantial leasehold acreage in the Bakken play and will target additional opportunities in the Bakken and Three Forks play utilizing its first mover leasing advantage.  The Company owns working interests in wells, and does not lease land to operators.  Management believes the Company’s advantage gained by participating as a non-operating partner has given the Company valuable data on completions and will help its operating partners control well costs and enhance results as the Company continues to develop its higher working interest sections in the remainder of 2011 and beyond.

The Company participates on a heads up basis proportionate to its working interest in declared drilling units. As of March 31, 2011, the Company’s principal assets included approximately 154,058 net acres located in the northern region of the United States, of which the Company controlled approximately 149,902 net mineral acres in the Williston Basin targeting the Bakken and Three Forks formations, which provides the potential to drill approximately 703 net wells using 1,280 acre spacing units assuming three horizontal Bakken and three horizontal Three Forks per spacing unit.  Although more of the Company’s current wells are based on 640 acre spacing units than any other size spacing unit, the Company expects that the majority of future wells will be based on 1,280 acre spacing units.  The Company believes this trend will potentially reduce its future number of net wells, however this trend is not expected to impact the Company’s total reserve potential.  The Company continues to expand its position through aggressive acquisition and leasing programs.

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

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein is unaudited, except the balance sheet as of December 31, 2010, which has been derived from the Company’s audited financial statements as of December 31, 2010.  However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles), which are in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission ("SEC").  The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Short-Term Investments

All United States Treasuries that are included in short-term investments are considered available-for-sale and are carried at fair value.  The short-term investments are considered current assets due their maturity term or the Company’s ability and intent to use them to fund current operations.  The unrealized gains and losses related to these securities are included in Accumulated Other Comprehensive Income (Loss).   The realized gains and losses related to these securities are included in Other Income (Expense) in the condensed statements of operations.

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to fifteen years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.  Depreciation expense was $68,313 for the three months ended March 31, 2011.

Debt Issuance Costs

In February 2009, the Company entered into a revolving credit facility with CIT Capital USA, Inc. (“CIT”) (See Note 8).  The Company incurred costs related to this facility that were capitalized on the balance sheet as Debt Issuance Costs.  Included in the Debt Issuance Costs are direct costs paid to third parties for broker fees and legal fees, 180,000 shares of restricted common stock paid as additional compensation for broker fees, and the fair value of 300,000 warrants issued to CIT.  The fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time of closing.  CIT exercised these warrants at a price of $5.00 per share in January 2011.  The initial total amount capitalized for Debt Issuance Costs was $1,670,000 related to the original agreement with CIT.  In May 2009, the Company amended the revolving credit facility with CIT to allow for additional borrowings.  The Company incurred and capitalized $216,414 of direct costs related to this amendment.

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

The amortization of debt issuance costs for the three months ended March 31, 2011 was $89,392.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset.  The Asset Retirement Obligation is included in Other Noncurrent Liabilities on the condensed balance sheet.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Revenue Recognition and Natural Gas Balancing

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of March 31, 2011 and December 31, 2010, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55.   This standard requires the Company to record an expense associated with the fair value of stock-based compensation.  For stock options, the Company uses the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

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

Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator).  Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period.  Potential common shares include stock options.  The number of potential common shares outstanding relating to stock options is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010
Weighted average common shares outstanding - basic	63,000,113	44,098,553
Plus: Potential issuance of common shares
Stock options	-	445,915
Weighted average common shares outstanding - diluted	63,000,113	44,544,469
Weighted average stock options and warrants excluded from EPS due to the anti-dilutive effect	246,871	-

As of March 31, 2011 there were 265,963 potentially dilutive shares from stock options that became exercisable in 2007 that were not included in the computation of diluted shares because the Company incurred a net loss from operations and, as a result, the impact would be anti-dilutive.

Full Cost Method

The Company follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred. The Company capitalized $5,940,025 of internal costs for the three months ended March 31, 2011.

As of March 31, 2011, the Company controlled acreage in Sheridan County, Montana with primary targets including the Red River and Mission Canyon. The Company controlled acreage in Billings, Burke, Divide, Dunn, Golden Valley, McKenzie, Mountrail, Stark and Williams Counties, North Dakota and in Richland and Roosevelt Counties, Montana targeting the Bakken and Three Forks formations as well as acreage in Yates County, New York that is prospective for Trenton/Black River, Marcellus and Queenstown-Medina natural gas production.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  There were no proceeds from property sales in the three months ended March 31, 2011.

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs, asset retirement costs under FASB ASC 410-20-25 are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.  As of March 31, 2011, the Company included $3,147,428 of costs related to expired leases in Sheridan County and Roosevelt County in Montana, Burke County, North Dakota and Yates County, New York, which costs are subject to the depletion calculation.  Of the 11,307 net acres (16,076 gross acres) that expired in the first quarter, 1,828 net acres that were prospective for the Bakken and Three Forks were located in the Company’s Anvil Project area and 1,599 net acres that were prospective for the Bakken and Three Forks were located in Burke County, North Dakota of which we did not renew, extend or save by any other lease saving clause.  The remainder of the acreage consisting of 4,086 net acres in Sheridan County, Montana and 3,794 net acres in Yates County, New York.  The Company did not renew, extend or save by any other lease saving clause.

Capitalized costs of crude oil and natural gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved crude oil and natural gas reserves plus the cost of unproved properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the 12-month average price of crude oil and natural gas to estimated future production of proved crude oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.  As of March 31, 2011, the Company has not realized any impairment of its properties due to the Company’s low basis in the acreage and productivity and economics of its producing wells.

Use of Estimates

The preparation of these condensed financial statements under generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to proved crude oil and natural gas reserve volumes, future development costs, estimates relating to certain crude oil and natural gas revenues and expenses, fair value of derivative instruments, fair value of certain investments, and deferred income taxes.  Actual results may differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years’ reported amounts in order to conform with the current period presentation. In prior periods the Company separately indentified share based compensation on its statement of operations.  These amounts have been reclassified to be included in general and administrative expense.  These reclassifications did not impact the Company’s net income, stockholders’ equity or cash flows.

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

At the inception of a derivative contract, the Company historically designated the derivative as a cash flow hedge.  For all derivatives designated as cash flow hedges, the Company formally documented the relationship between the derivative contract and the hedged items, as well as the risk management objective for entering into the derivative contract.  To be designated as a cash flow hedge transaction, the relationship between the derivative and the hedged items must be highly effective in achieving the offset of changes in cash flows attributable to the risk both at the inception of the derivative and on an ongoing basis.  The Company historically measured hedge effectiveness on a quarterly basis and hedge accounting would be discontinued prospectively if it determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item.  Gains and losses deferred in accumulated other comprehensive income related to cash flow hedge derivatives that become ineffective remain unchanged until the related production is delivered.  If the Company determines that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the derivative are recognized in earnings immediately.  See Note 13 for a description of the derivative contracts which the Company executed during 2011, 2010 and 2009.

Derivatives, historically, were recorded on the balance sheet at fair value and changes in the fair value of derivatives were recorded each period in Current Earnings or Other Comprehensive Income, depending on whether a derivative was designated as part of a hedge transaction and, if it was, depending on the type of hedge transaction.  The Company’s derivatives historically consisted primarily of cash flow hedge transactions in which the Company was hedging the variability of cash flows related to a forecasted transaction.  Period to period changes in the fair value of derivative instruments designated as cash flow hedges were reported in Accumulated Other Comprehensive Income (Loss) and reclassified to earnings in the periods in which the contracts were settled.  The ineffective portion of the cash flow hedges were reflected in current period earnings as gain or loss from derivatives.  Gains and losses on derivative instruments that did not qualify for hedge accounting were included in income or loss from derivatives in the period in which they occur.  The resulting cash flows from derivatives were reported as cash flows from operating activities.

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, the Company de-designated all derivatives that were previously classified as cash flow hedges and in addition, the Company has elected not to designate any subsequent derivative contracts as accounting hedges under FASB ASC 815-20-25.  As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to Gain (Loss) on Settled Derivatives and unrealized gains or losses are recorded to Mark-to-Market of Derivative Instruments on the Condensed Statement of Operations rather than as a component of Accumulated Other Comprehensive Income (Loss) or Other Income (Expense).

Impairment

FASB ASC 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment identified at March 31, 2011.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 3     SHORT-TERM INVESTMENTS

All United States Treasuries that are included in short-term investments are considered available-for-sale and are carried at fair value.  The short-term investments are considered current assets due to their maturity term or the Company’s ability and intent to use them to fund current operations.  The unrealized gains and losses related to these securities are included in Accumulated Other Comprehensive Income (Loss).  The realized gains and losses related to these securities are included in Other Income (Expense) in the condensed statements of operations.

The following is a summary of the Company’s short-term investments as of March 31, 2011:

			Fair Market
	Cost at		Value at
	March 31,	Unrealized	March 31,
	2011	(Loss)	2011
United States Treasuries	$25,901,421	$(1,034,761)	$24,866,660

For the three months ended March 31, 2011, the Company realized gains of $459,998 on the sale of short-term investments.

The Company reviews these investments on a quarterly basis to determine if it is probable that the Company will realize some portion of the unrealized loss in accordance with FASB ASC 320-10-35.  In determining if the difference between cost and estimated fair value of the short-term investments was deemed either temporary or other-than-temporary impairment, the Company evaluated each type of short-term investment using a set of criteria including decline in value, duration of the decline, period until anticipated recovery, nature of investment, probability of recovery, financial condition and near-term prospects of the issuer, the Company’s intent and ability to retain the investment, attributes of the decline in value, status with rating agencies, status of principal and interest payments and any other issues related to the underlying securities.  The Company determined the decline in the fair values in all of the short-term investments were temporary as of March 31, 2011.

NOTE 4     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Each of these costs contributed to the Company’s approximate $65 million increase in crude oil and natural gas properties during the first quarter of 2011.

Acquisitions

During the first quarter of 2011, the Company completed acreage acquisitions involving properties spanning across the following counties of North Dakota:  Billings, Burke, Divide, Dunn, McKenzie, McLean, Mountrail, Stark and Williams and Richland and Roosevelt counties of Montana.  The Company generally values acreage subject to near-term drilling activities on a lease-by-lease basis because it believes each lease’s contribution to a subject spacing unit is best assessed on that basis if development timing is sufficiently clear.  Consistent with that approach, the majority of the Company’s acreage acquisitions involve properties that are “hand-picked” by the Company on a lease-by-lease basis for their contribution to a well expected to be spud in the near future, and the subject leases are then aggregated to complete one single closing with the transferor.  As such, the Company generally views each acreage assignment from brokers, landmen and other parties as involving several separate acquisitions combined into one closing with the common transferor for convenience.  However, in certain instances an acquisition may involve a larger number of leases presented by the transferors as a single package without negotiation on a lease-by-lease basis.  In those instances, the Company still reviews each lease on a lease-by-lease basis to ensure that the package as a whole meets its acquisition criteria and drilling expectations.

Divestitures

In January, 2010, the Company’s board of directors approved an arrangement whereby the Company efficiently divests minimal working interests in wells.  In March 2010, the Company entered into an agreement with a private unrelated company, whereby the Company has the option (but not the obligation) to sell minimal wellbore interests in any drilling unit where the Company’s interest constitutes less than 0.0050 working interest in a well.  The Company retains the underlying leasehold interest and only assigns the wellbore interest.  Through this arrangement, the Company has divested wellbores with an average working interest of approximately 0.0025 of one net well for a total aggregate divestiture of 0.23 of one net well.  The Company believes the divestiture of these minimal working interests creates value by avoiding the administrative, reserve engineering and accounting costs that would be associated with these minimal interests.  The proceeds from sales under the agreement were applied to reduce the capitalized costs of oil and gas properties.

Unproved Properties

The Company’s unproved properties not being amortized comprise approximately 128,548 net acres of undeveloped leasehold interests.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year. Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.

The Company had 139 gross wells (13.71 net wells) drilling, awaiting completion or completing as of March 31, 2011.  All properties that are not classified as proven properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion.  Once a property is classified as proven, all associated acreage and drilling costs are subject to depletion.

The Company historically has acquired its properties by purchasing individual or small groups of leases directly from mineral owners or from landmen or lease brokers, which leases historically have not been subject to specified drilling projects, and by purchasing lease packages in identified project areas controlled by specific operators.  The Company generally participates in drilling activities on a heads up basis by electing whether to participate in each well on a well-by-well basis at the time wells are proposed for drilling, with the exception of four defined drilling projects with Slawson.

As of March 31, 2011, the Company was participating in four defined drilling projects with Slawson covering an aggregate of 15,289 net acres controlled by the Company.  The Windsor project area includes approximately 3,323 net acres controlled by the Company, primarily located in Mountrail and surrounding counties of North Dakota.  The Anvil project includes approximately 2,380 net acres controlled by the Company in Roosevelt and Sheridan Counties of Montana and Williams County of North Dakota.  The Company and Slawson jointly sold their interests in the Anvil project in April 2011.  The South West Big Sky project includes approximately 2,317 total net acres controlled by the Company in Richland County of Montana.  The Lambert project includes approximately 7,269 net acres controlled by the Company in Richland County of Montana.

NOTE 5     PREFERRED AND COMMON STOCK

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

In January 2011, CIT exercised the 300,000 warrants that were issued as part of the initial revolving credit facility (Note 8).  Total proceeds from the exercise of these warrants were $1.5 million.

In January 2011, the Company issued 2,000 shares of Common Stock to two employees of the Company as compensation for their services.  The shares were fully vested on the date of the grant.  The fair value of the stock issued was $55,960 or $27.98 per share, the market value of a share of common stock on the date the stock was issued.  The entire amount of this stock award was expensed in the three months ended March 31, 2011.

In January 2011, the Company issued an aggregate of 15,265 shares of Common Stock to four executives of the Company as compensation for their services.  The shares were fully vested on the date of the grant.  The fair value of the stock issued was $427,115 or $27.98 per share, the market value of a share of common stock on the date the stock was issued.  The entire amount of this stock award was expensed in the three months ended March 31, 2011.

In January 2011, the Company issued 100,000 shares of Common Stock to two executives of the Company as partial consideration for the amendment and restatement of their employment agreements, which included the extension of non-compete terms from one to three years along with various other modifications.  The executives were fully vested in the shares on the date of the grant.  The fair value of the stock issued was $2,798,000 or $27.98 per share, the market value of a share of common stock on the date the stock was issued.  The entire amount of this stock award was expensed in the three months ended March 31, 2011.

As of March 31, 2011, the Company had accrued bonuses of $437,224 based on the year to date results of operations in comparison to year-end bonus attainment expectations. This includes, but is not limited to operational metrics, such as increased well count, increased proven reserves, additional strategic acreage acquisitions, and meeting various other targets as established by the Company’s Compensation Committee.  Management anticipates these bonuses will be paid in the fourth quarter of 2011 through the issuance of shares of common stock.  The accrued bonuses as of March 31, 2011, are an estimate and are considered discretionary based on 2011 operations.  The Company’s Compensation Committee has approved a plan to grant bonuses and the bonus accrual is based on that plan, but the March 31, 2011 bonus accrual balance has not been approved by the Compensation Committee.  The Company expensed $121,463 in share-based compensation related to this bonus accrual for the three month period ended March 31, 2011.  The remainder of bonus was capitalized into the full cost pool.

Restricted Stock Awards

During the three months ended March 31, 2011, the Company issued 588,735 restricted shares of common stock as compensation to officers and employees of the Company, the majority of which were issued under the long term equity incentive plan. The restricted shares vest over various terms with all restricted shares vesting no later than December 31, 2013. As of March 31, 2011, there was approximately $26.0 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock.

The following table reflects the outstanding restricted stock awards and activity related thereto for the three months ended March 31, 2011:

	Three Months Ended
	March 31, 2011
	Number of Shares	Weighted-Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	1,135,622	$13.28
Shares Granted	588,735	$27.98
Lapse of Restrictions	(152,869)	$13.34
Restricted Shares Outstanding at March 31, 2011	1,571,488	$18.78

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

The Company has also purchased leasehold interests from Gallatin Resources, LLC (“Gallatin”). In 2008, the Company purchased leasehold interests from Gallatin for a total consideration of approximately $22,109.  In 2009, the Company paid Gallatin a total of $22,223 related to previously acquired leasehold interests.  In 2010, the Company paid Gallatin a total of $15,822 related to a previously acquired leasehold interest.  During the first quarter of 2011, the Company paid Gallatin a total of $1,594 related to previously acquired leasehold interests.  Carter Stewart, one of the Company’s directors, owns a 25% interest in Gallatin.  Legal counsel for Gallatin informed the Company that Mr. Stewart does not have the power to control Gallatin Resources because each member of Gallatin has the right to vote on matters in proportion to their respective membership interest in the company and company matters are determined by a vote of the holders of a majority of membership interests.  Further, Mr. Stewart is neither an officer nor a director of Gallatin.  As such, Mr. Stewart does not have the ability to individually control company decisions for Gallatin.

The Company has a securities account with Morgan Stanley Smith Barney that is managed by Kathleen Gilbertson, a financial advisor with that firm who is the sister of the Company’s president and Director, Ryan Gilbertson.

All transactions involving related parties were approved by the Company’s board of directors or Audit Committee.

NOTE 7     STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

On November 1, 2007, the board of directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Incentive Stock Option Plan.  The Company granted options to purchase 500,000 shares of the Company’s common stock, to members of the board and options to purchase 60,000 shares of the Company’s common stock to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  As of March 31, 2011, options to purchase a total of 265,963 shares remain outstanding but unexercised.  The board of directors determined that no future grants will be made pursuant to the 2006 Incentive Stock Option Plan.  All future stock compensation will be issued under the 2009 Equity Incentive Plan.

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10-55.  This standard requires the Company to record an expense associated with the fair value of stock-based compensation.  The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  The Company used the simplified method to determine the expected term of the options due to the lack of sufficient historical data.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options is recognized as compensation over the vesting period.  There have been no stock options granted in the three months ended March 31, 2011 under the 2006 Stock Option Plan or the 2009 Equity Incentive Plan.

The following summarizes activities concerning outstanding options to purchase shares of the Company’s common stock as of and for the period ending March 31, 2011:

•	No options were exercised or forfeited in the three months ended March 31, 2011.
•	No options expired during the three months ended March 31, 2011.
•	Options covering 265,963 shares are exercisable and outstanding at March 31, 2011.
•
There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of March 31, 2011, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	There were no unvested options at March 31, 2011.
Warrants Granted February 2009

On February 27,  2009, in conjunction with the closing of the revolving credit facility (see Note 8), the Company issued CIT warrants to purchase a total of 300,000 shares of common stock exercisable at $5.00 per share.   The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued.  The fair value of the warrants is included in Debt Issuance Costs and is being amortized over the amended term of the facility using the effective interest method.  CIT exercised the warrants in January 2011.

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

The Credit Facility provides up to a maximum principal amount of $100 million of working capital for exploration and production operations.  The borrowing base of funds available under the Credit Facility is re-determined semi-annually based upon the net present value, discounted at 10% per annum, of the future net revenues expected to accrue from its interests in proved reserves estimated to be produced from its crude oil and natural gas properties.   Macquarie waived the requirement that the Company redetermine its borrowing base upon receipt of its December 31, 2010 reserve report because the Company did not have any outstanding borrowings under the Credit Facility.  $25 million of financing is currently available under the Credit Facility.  The Credit Facility terminates on May 26, 2014.  The Company had no borrowings under the Credit Facility at March 31, 2011.

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

The applicable interest rate increases under the Credit Facility and the lenders may accelerate payments under the Credit Facility, or call all obligations due under certain circumstances, upon an event of default.  The Credit Facility references various events constituting a default on the Credit Facility, including, but not limited to, failure to pay interest on any loan under the Credit Facility, any material violation of any representation or warranty under the Amended and Restated Credit Agreement, failure to observe or perform certain covenants, conditions or agreements under the Amended and Restated Credit Agreement, a change in control of the Company, default under any other material indebtedness the Company might have, bankruptcy and similar proceedings and failure to pay disbursements from lines of credit issued under the Credit Facility.  The Company was not in default on the Credit Facility as of March 31, 2011, and is not expected to be in default in the future.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the three months ended March 31, 2011:

Three Months Ended
March 31, 2011
Beginning Asset Retirement Obligation	$459,326
Liabilities Incurred for New Wells Placed in Production	85,141
Accretion of Discount on Asset Retirement Obligations	4,730
Ending Asset Retirement Obligation	$549,197

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

The income tax provision (benefit) for the three months ended March 31, 2011 and 2010 consists of the following:

	Three Months Ended March 31,
	2011	2010
Current Income Taxes	$2,300	$-
D Deferred Income Taxes
Federal	(3,645,000)	800,000
State	(865,000)	177,000
Total Provision (Benefit)	$(4,507,700)	$977,000

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three months ended March 31, 2011, the Company did not recognize any interest or penalties in its Condensed Statement of Operations, nor did it have any interest or penalties accrued in its balance sheet at March 31, 2011 relating to unrecognized benefits.

The tax years 2010, 2009, 2008 and 2007 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

NOTE 11     FAIR VALUE

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of March 31, 2011.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Derivative Liabilities	$-	$(27,954,596)	$-
Non-Current Derivative Liabilities	$-	$(9,221,859)	$-
Short-Term Investments (See Note 3)	$24,866,660	$-	$-
Total	$24,866,660	$(37,176,455)	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the quarter ended March 31, 2011.

Level 1 assets consist of US Treasury Notes, the fair value of these treasuries is based on quoted market prices.

Level 2 liabilities consist of derivative liabilities (see Note 13).  Under FASB ASC 820-10-55, the fair value of the Company's derivative financial instruments is determined based on spot prices and the notional quantities.  The fair value of all derivative contracts is reflected on the condensed balance sheet.  The current derivative liability amounts represent the fair values expected to be included in the results of operations for the subsequent year.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may effect the valuation of the nonfinancial assets and liabilities and their placement in the fair value hierarchy levels. The fair value of the Company’s asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. The fair value of the asset retirement obligations is reflected on the condensed balance sheet as follows.

		Fair Value Measurements at March 31, 2011 Using
Description	March 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Non-current Liabilities	$(549,197)	$-	$-	$(549,197)
Total	$(549,197)	$-	$-	$(549,197)

See Note 9 for a rollforward of the Asset Retirement Obligation.

NOTE 12      FINANCIAL INSTRUMENTS

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, short term investments, and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and line of credit approximate fair value because of their immediate or short-term maturities.

The Company’s accounts receivable relate to crude oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  Management believes the Company’s accounts receivable at March 31, 2011 and December 31, 2010 do not represent significant credit risks as they are dispersed across many counterparties.

NOTE 13     DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes commodity swap contracts and costless collars (purchased put options and written call options) to (i) reduce the effects of volatility in price changes on the crude oil commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending.

Crude Oil Derivative Contracts Cash-flow Hedges

Historically, all derivative positions that qualified for hedge accounting were designated on the date the Company entered into the contract as a hedge against the variability in cash flows associated with the forecasted sale of future crude oil production. The cash flow hedges were valued at the end of each period and adjustments to the fair value of the contract prior to settlement were recorded on the statement of stockholders’ equity as other comprehensive income. Upon settlement, the gain (loss) on the cash flow hedge was recorded as an increase or decrease in revenue on the condensed statement of operations. The Company reports average crude oil and natural gas prices and revenues including the net results of hedging activities.

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, the Company de-designated all derivates that were previously classified as cash flow hedges and, in addition, the Company has elected not to designate any subsequent derivative contracts as cash flow hedges under FASB ASC 815-20-25.  Beginning on November 1, 2009, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period. Any realized gains and losses are recorded to Gain (Loss) on Settled Derivatives and unrealized gains or losses are recorded to Mark-to-Market of Derivative Instruments on the Condensed Statement of Operations rather than as a component of other comprehensive income (loss) or other Income (expense).

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

The net mark-to-market loss on the Company's remaining swaps that qualified for cash flow hedge accounting at the date the decision was made to discontinue hedge accounting totals $988,935 as of March 31, 2011.  The Company has recorded that amount as accumulated other comprehensive income in stockholders' equity and the entire amount will be amortized into revenues as the original forecasted hedged crude oil production occurs in the following periods.

For the Quarter Ended	Commodity Derivatives
June 30, 2011	$283,800
September 30, 2011	295,950
December 31, 2011	307,875
March 31, 2012	101,310
Total	$988,935

The Company realized a loss on settled derivatives of $3,262,056 and a mark-to-market of derivative investments loss of $21,278,629 on derivative instruments for the three months ended March 31, 2011.

The following table reflects open commodity swap contracts as of March 31, 2011, the associated volumes and the corresponding weighted average NYMEX reference price.

Settlement Period	Oil (Barrels)	Fixed Price	Weighted Avg NYMEX Reference Price
Oil Swaps
04/01/11 – 02/29/12	21,000	51.25	107.77
04/01/11 – 12/31/11	13,500	66.15	107.84
04/01/11 12/31/11	36,000	82.60	107.88
04/01/11 12/31/11	13,500	84.25	107.88
04/01/11 12/31/11	41,267	80.90	107.88
04/01/11 12/31/11	72,000	88.00	107.86
04/01/11 06/30/12	199,753	80.00	107.27
04/01/11 06/30/12	482,000	81.50	107.57
04/01/11 06/30/12	204,000	85.50	107.54
01/01/12 12/31/12	376,000	95.15	105.65
01/01/12 12/31/12	240,000	100.00	106.23

As of March 31, 2011, the Company had a total hedged volume on open commodity swaps of 1,699,000 barrels at a weighted average price of approximately $87.25.

The following table reflects the weighted average price of open commodity swap contracts as of March 31, 2011, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price
2011	684,000	$81.87
2012	1,015,000	90.87

In addition to the open commodity swap contracts the Company has entered into a costless collar.  The costless collars are used to establish floor and ceiling prices on anticipated crude oil and natural gas production.  There were no premiums paid or received by the Company related to the costless collar agreement.  The Company purchased put options at $85.00 per barrel and call options at $101.75 per barrel.  At March 31, 2011 the Company has 396,000 barrels of crude oil collared between $85.00 and $101.75.  The costless collar amounts settle between April 2011 and December 2011.

At March 31, 2011 and December 31, 2010, the Company had derivative financial instruments under FASB ASC 815-20-25 recorded on the consolidated balance sheet as set forth below:

Type of Contract	Balance Sheet Location	March 31, 2011 Estimated Fair Value	December 31, 2010 Estimated Fair Value
Derivatives Designated as Hedging Instruments
Derivative Assets:
Oil Contracts	Other current assets	$456,565	$-
Oil Contracts	Other non-current assets	-	-
Total Derivative Assets		$456,565	$-

Derivative Liabilities:
Oil Contracts	Other current liabilities	$(28,411,161)	$(11,145,318)
Oil Contracts	Other non-current liabilities	(9,221,859)	(5,022,657)
Total Derivative Liabilities		$(37,633,020)	$(16,167,975)

The following disclosures are applicable to the Company’s financial statements, as of March 31, 2011 and December 31, 2010:

		Amount of Gain/(Loss)
Derivative Type	Location of Gain /(Loss) for Effective and Ineffective Portion of Derivative in Income	Reclassified from
		AOCI into Income
		Three Months Ended March 31, 2011	Year Ended December 31, 2010
Commodity-Cash Flow	Gain (Loss) on Settled Derivatives	$(270,150)	$(1,157,554)

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The Company has netting arrangements with Macquarie Bank Limited that provide for offsetting payables against receivables from separate derivative instruments.

NOTE 14     COMPREHENSIVE INCOME

The Company follows the provisions of FASB ASC 220-10-55 which establishes standards for reporting comprehensive income.  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to shareholders of the Company.

For the periods indicated, comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
	2011	2010
Net Income (Loss)	$(7,057,842)	$1,559,630
Unrealized gains (losses) on Short-term Investments (net of tax of $295,000 and $128,000 at March 31, 2011 and 2010)	(456,915)	196,465
Net unrealized losses on derivatives (Net of tax of $101,000 and $89,000 at March 31, 2011 and 2010)	169,150	140,100
Other Comprehensive income (loss) net	$(7,345,607)	1,896,195

NOTE 15     SUBSEQUENT EVENTS

On April 26, 2011, the board of directors approved an amendment and restatement of the Northern Oil and Gas, Inc. 2009 Equity Incentive Plan (the “Plan”), subject to shareholder approval at the next annual meeting of shareholders.  If the amended and restated Plan is approved, an additional 1,000,000 shares will be authorized for grant under the Plan, resulting in an aggregate of 4,000,000 shares authorized for past and future grants under the Plan.  The Plan is intended to provide a means whereby the Company may be able, by granting stock options and shares of restricted stock, to attract, retain and motivate capable and loyal employees, non-employee directors, consultants and advisors of the company, for the benefit of the Company and its shareholders.

On April 26, 2011, the board of directors retired the 2006 Northern Oil and Gas Incentive Stock Option Plan.  Although 265,963 shares remained available for issuance upon the exercise of stock options under this plan, the board of directors does not intend to issue any further shares under such plan.

On April 26, 2011, the Audit Committee of the board of directors dismissed Mantyla McReynolds LLC (“MMR”) as the Company’s independent registered public accounting firm, effective upon MMR’s completion of the required review of the Company’s financial statements for the interim period ended March 31, 2011.

On April 26, 2011, the Audit Committee of the board of directors approved the engagement of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2011.  Deloitte & Touche LLP will perform the required reviews of the Company’s financial statements for the interim periods ending after March 31, 2011.

On May 8, 2011, the Board of Directors approved a stock repurchase program to acquire up to $150 million of the Company's outstanding common stock.  The stock repurchase program will allow the Company to repurchase its shares from time to time in the open market and in negotiated transactions.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  crude oil and natural gas prices, our ability to raise or access capital, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results described in these statements.  Forward-looking statements speak only as of the date they are made.  You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by subsequent reports we file with the SEC, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We are focused on maintaining a low cash overhead structure.  We believe we are in a position to most efficiently exploit and identify high production oil and gas properties due to our unique non-operator model through which we are able to diversify our risk and participate in the evolution of technology by the collective expertise of those operators with which we partner.  We intend to continue to carefully pursue the acquisition of properties that fit our profile.  We accelerated our acreage acquisition activities throughout the Williston Basin in the first quarter of 2011 and continue to monitor numerous additional potential acquisitions.

We control approximately 149,902 net acres in the Williston Basin targeting the Bakken and Three Forks formations, which we believe provides the potential to drill approximately 703 net wells using 1,280 acre spacing units assuming three horizontal Bakken and three horizontal Three Forks wells per spacing unit.  Although more of our current wells are based on 640 acre spacing units than any other size spacing unit, we expect that the majority of future wells will be based on 1,280 acre spacing units.  We believe this trend will potentially reduce our future number of net wells, however this trend is not expected to impact our total reserve potential.  We continue to expand our position through aggressive acquisition and leasing programs.We have no material lease expirations until late 2011 and continue to expand our position through aggressive acquisition and leasing programs.

During the three months ended March 31, 2011, we continued the development of our oil and gas properties primarily in the Williston Basin Bakken play.  We drilled, completed, and commenced production in an additional 55 gross wells (approximately 4.98 net wells) during the quarter.  As of March 31, 2011, we owned working interests in 366 successful discoveries, consisting of 361 targeting the Bakken/Three Forks formation and five targeting the Red River formation.  As of March 31, 2011, we are participating in the drilling or completion of 139 gross (13.71 net wells) Bakken or Three Forks wells drilling, awaiting completion or completing.  Our production volumes were approximately 5,413 barrels of oil equivalent (“BOE”) per day as of March 31, 2011.

We believe recent discoveries in Roosevelt and Richland Counties of Montana and in Billings, Stark, McKenzie Counties of North Dakota have substantially expanded the delineated area of high quality Bakken and Three Forks production.  The rapid accelerating pace of drilling has dramatically changed the dynamics of this oil play.  Acreage acquisition represents our core competency and we expect to continue to leverage our leasing expertise as the Bakken and Three Forks plays continue to increase in size and scope.

Our capital expenditures relating to drilling activities approximated $33 million for the three months ending March 31, 2011and are expected to approximate $252 million for the entire 2011 year based on wells currently drilling and expected to spud by 2011 year-end.  Year-to-date through March 31, 2011, we have acquired approximately 11,514 net acres for an aggregate price of $18.4 million, or an average price of $1,601 per acre.  We expect to continue to opportunistically acquire acreage throughout the remainder of 2011.  Based on 2010 and anticipated 2011 activity and assuming drilling activity within the Williston Basin continues at its current pace, we expect to average approximately 6,500 BOE to 7,100 BOE per day in production for 2011.

Acquisition Activity

During the first quarter of 2011, we acquired leasehold interests covering an aggregate of 11,514 net mineral acres for an average of $1,601 per net acre for an aggregate of $18.4 million.  Of the acquired 11,514 net acres, 3,417 net acres was permitted, under the bit, or began producing at the end of the first quarter of 2011.

Completion Activity

During the first quarter of 2011, we continued to experience delays in fracture stimulation appointments for wells across all operators with whom we participate.  We believe this trend has been driven primarily by weather delays and an increased inventory of wells awaiting fracture stimulation throughout the Williston Basin.  Additionally, constraints in moving fracture stimulation supplies, such as frac sand, into the field have delayed well completions on occasion in the past.  We expect that for the next quarter, delay between fracture stimulation and completion may continue to average as much as six weeks.  We do not expect that this will affect the pace of drilling and we continue to see wells drilled to total depth at an accelerated pace.  However, delays in fracture stimulation have the effect of delaying production additions.

Divestiture Activity

In January, 2010, our board of directors approved an arrangement whereby we efficiently divest minimal working interests in wells.  In March 2010, we entered into an agreement with a private unrelated company, whereby we have the option (but not the obligation) to sell minimal wellbore interests in any drilling unit where our interest constitutes less than 0.0050 working interest in a well.  We retain the underlying leasehold interest and only assign the wellbore interest.  Through this arrangement, we have divested wellbores with an average working interest of approximately 0.0025 of one net well for a total aggregate divestiture of 0.23 of one net well.  We believe the divestiture of these minimal working interests creates value by avoiding the administrative, reserve engineering and accounting costs that would be associated with these minimal interests.  The proceeds from sales under the agreement were applied to reduce the capitalized costs of oil and gas properties.

In November 2009, we agreed to participate in the exploration and development of Slawson’s Anvil project in Roosevelt and Sheridan Counties, Montana and Williams County, North Dakota.  We acquired our initial interest and subsequent leasehold acquisitions in the Anvil project for an aggregate of $2,812,500.  In April 2011, we sold our interest in the Anvil project for $4,960,784.  We sold our interest in the project along with Slawson, who also desired to sell its entire interest in the project.  Slawson had drilled and completed one well in the project area prior to the divestiture – namely the Mayhem #1-19H well – and we retained our interest in that wellbore in connection with the divestiture.

From time-to-time we may also trade leasehold interests with operators to balance working interests in spacing units to facilitate and encourage a more expedited development of our acreage.

2011 Drilling Activity

We are participating in numerous drilling activities on properties presently owned and intend to drill or develop other properties acquired in the future.  We completed and commenced production in an additional 55 gross wells (approximately 4.98 net wells) during the quarter.  We intend to continue development efforts on our existing acreage in North Dakota and Montana.  As of March 31, 2011 we expect to spud approximately 40 net wells by the end of 2011, which is increased from our previous guidance of 36 net wells.  The increase in expected wells is based upon the increasing rig count.  During the first quarter of 2011, according to the State of North Dakota Industrial Commission, the state had an average rig count of 167 rigs.

As of March 31, 2011, we had a working interest in a total of 505 gross wells (44.71 net wells) that were either drilling, awaiting completion, completing or producing, consisting of 366 gross producing wells (30.96 net wells) and 139 gross drilling, awaiting completion or completing wells (13.71 net wells).  Permits continue to be issued for spacing units in which we have undeveloped acreage interests within North Dakota and Montana.

Production History

The following table presents information about our produced crude oil and natural gas volumes during the three month period ended March 31, 2011, compared to the three month period ended March 31, 2010.  As of March 31, 2011, we were selling crude oil and natural gas from a total of 366 gross wells (30.96 net wells), compared to 164 gross wells (10.48 net wells) at March 31, 2010.  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Three Months Ended March 31,
	2011	%Change	2010
Net Production:
Oil (Bbl)	335,241	180%	119,614
Natural Gas (Mcf)	128,286	293%	32,603
Barrel of Oil Equivalent (Boe)	356,622	185%	125,048

Average Sales Prices:
Oil (per Bbl)	83.83	19%	70.18
Effect of settled oil hedges on average price (per Bbl)	(9.73)	(558%)	(1.48)
Oil net of settled hedging (per Bbl)	74.10	8%	68.70
Natural Gas and Other Liquids (per Mcf)	5.51	39%	3.97
Effect of natural gas hedges on average price (per Mcf)	-	-	-
Natural gas net of hedging (per Mcf)	5.51	39%	3.97

Average Production Costs:
Oil (per Bbl)	5.45	68%	3.25
Natural Gas (per Mcf)	0.32	78%	0.18
Barrel of Oil Equivalent (Boe)	5.24	66%	3.15

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010.

	Three Months Ended March 31,
	2011	2010
Depletion of oil and natural gas properties	$6,863,479	$1,883,605

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at March 31, 2011 and March 31, 2010.  A net well represents our percentage ownership of a gross well.  No wells have been permitted or drilled on any of our Yates County, New York acreage.  The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	March 31,
	2011		2010
	Gross	Net	Gross	Net
North Dakota	353	28.60	158	9.47
Montana	13	2.36	6	1.01
Total:	366	30.96	164	10.48

Results of Operations for the periods ended March 31, 2010 and March 31, 2011.

Our business activities are focused primarily on developing our current acreage position and identifying potential strategic acreage and production acquisitions to continue to consistently increase production and revenues.

During the three months ended March 31, 2011, we continued the development of our oil and gas properties primarily in the Williston Basin Bakken play.  Our wells were drilled with a 100% success rate in the three months ended March 31, 2011.  As of March 31, 2011, we had established production from 366 total gross wells in which we hold working interests, compared to 164 of which had established production as of March 31, 2010.  We had completed 308 gross (25.07 net) Bakken wells, 53 gross (4.73 net) Three Forks wells, and five gross (1.17 net) Red River wells at March 31, 2011.

During the first quarter of 2011 we produced an average of approximately 3,725 barrels of crude oil per day, compared to an average of approximately 1,329 barrels of crude oil per day during the first quarter of 2010.  Our production at March 31, 2011 approximated 5,088 barrels of crude oil per day, compared to approximately 1,500 barrels of crude oil per day at March 31, 2010..

We recognized $27,041,621 in revenues from sales of crude oil and natural gas for the three months ended March 31, 2011, compared to $8,368,847 for the three months ended March 31, 2010.  The increase in revenue from sales of crude oil and natural gas is primarily due to our continued addition of wells and an increase in our average realized crude oil prices period-over-period. We have added wells each quarter since the first quarter of 2008 and, in particular, added production from 4.98 additional net wells during the first quarter of 2011.  During the three months ended March 31, 2011, we realized a $74.10 average price per barrel of crude oil (after the effect of settled hedges), compared to a $68.70 average price per barrel of crude oil (after the effect of settled hedges) during the three months ended March 31, 2010.  During the three months ended March 31, 2011, we realized an $83.83 average price per barrel of crude oil before the effect of settled hedges, compared to a $70.18 average price per barrel of crude oil before the effect of settled hedges during the three months ended March 31, 2010.

We realized a net loss of $7,057,842 (representing approximately $0.11per diluted share) for the three months ended March 31, 2011 and net income of $1,559,630 (representing approximately $0.04 per diluted share) for the three months ended March 31, 2010.  The decrease in net income is primarily due to an increase in unrealized mark-to-market hedging losses.  Hedging losses were partially offset by our continued addition of crude oil and natural gas production from new wells and higher realized commodity prices in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Total operating expenses were $14,859,331for the three months ended March 31, 2011, compared to total operating expenses of $4,596,936 for the three months ended March 31, 2010.  The increase in operating expenses is due primarily to increased production expenses, production taxes, depletion and general and administrative expenses associated with our continued addition of crude oil and natural gas production from new wells.

During the three months ended March 31, 2011, we had production expenses of $2,016,356, compared to production expenses of $332,330 during the three months ended March 31, 2010.  The increase in production expense is primarily due to the continued addition of producing oil and gas properties, exposure to new operators and new development areas, an increase in working interests, mature wells utilizing artificial lift and the general aging of our production.

During the three months ended March 31, 2011, we incurred production taxes of $2,615,864, compared to severance taxes of $645,866 during the three months ended March 31, 2010. The increase in production taxes is primarily due to the continued addition of producing oil and gas properties and related sales.

We recorded depletion of $6,863,479 during the three months ended March 31, 2011, compared to depletion of $1,883,605 during the three months ended March 31, 2010.  The increase in depletion is primarily due to the addition of proven properties subject to the depletion calculation as well as the continued addition of producing oil and gas properties. Depletion expense for the three months ended March 31, 2011, was $19.25 per BOE, compared to $15.06 per BOE, for the three months ended March 31, 2010.  The increase in depletion per BOE is primarily attributed to the increase in acreage and well development costs relative to the increase in our proved reserves.

We had general and administrative expenses of $3,290,589 and $1,706,968 during the three months ended March 31, 2011 and 2010, which included $1,432,418 and $893,671 net of share based compensation expense, respectively. The increase in general and administrative expense is primarily due to the increase in share based compensation, personnel, and travel expenses.  In January 2011, the Company issued 100,000 shares of common stock to two executives of the Company as part of their Amended and Restated Employment Agreements, which included the extension of non-compete terms from one to three years along with various other modifications.  The executives were fully vested in the shares on the date of the grant.  During the three months ended March 31, 2011, the Company also issued 588,735 restricted shares of common stock as compensation to officers and employees of the Company.  The majority of the shares were issued under the long term equity incentive plan and the restricted shares vest over various terms with all restricted shares vesting no later than December 31, 2013.

Our non-GAAP net income for the three months ended March 31, 2011, which excludes unrealized mark-to-market hedging losses net of tax, was $5,921,787 (representing approximately $0.09 per diluted share) as compared to $2,172,446 (representing approximately $0.05 per diluted share) in the quarter ended March 31, 2010.  The increase in non-GAAP net income is primarily due to our continued addition of crude oil and natural gas production from new wells and higher realized commodity prices in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) accretion of abandonment liability, (v) pre-tax unrealized gain and losses on commodity risk and (vii) non-cash expenses relating to share based payments recognized under ASC Topic 718.  Adjusted EBITDA for the three months ended March 31, 2011 was $18,628,422 (representing approximately $0.29 per diluted share), compared to Adjusted EBITDA of $6,417,708 (representing approximately $0.14 per diluted share) for the first quarter of 2010.  The increase in Adjusted EBITDA is primarily due to our continued addition of crude oil and natural gas production from new wells and higher realized commodity prices in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

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

Net income excluding unrealized mark-to-market hedging gains (losses) and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

USE OF NON GAAP FINANCIAL MEASURES

Northern Oil and Gas, Inc.
Reconciliation of Adjusted EBITDA

	Three Months Ended
	March 31, 2011	March 31, 2010

Net Income (Loss)	$(7,057,842)	$1,559,630

Add Back:

Income Tax Provision (Benefit)	(4,507,700)	977,000

Depreciation, Depletion, Amortization,
and Accretion	6,936,522	1,911,772

Share Based Compensation	1,858,171	813,297

Mark-to-Market Derivative Instruments	21,278,629	990,816

Interest Expense	120,642	165,193

Adjusted EBITDA	$18,628,422	$6,417,708

Adjusted EBITDA Per Common Share - Basic	$0.30	$0.15

Adjusted EBITDA Per Common Share - Diluted	$0.29	$0.14

Weighted Average Shares Outstanding – Basic	63,000,133	44,098,553

Weighted Average Shares Outstanding - Diluted	63,246,984	44,544,469

Northern Oil and Gas, Inc.
Reconciliation of Adjusted EBITDA Per Common Share - Basic

	Three Months Ended
	March 31, 2011	March 31, 2010
Net (Loss) Income Per Common Share - Basic	$(0.11)	$0.04
(As Reported)

Add Back:

Income Tax (Benefit)Provision	(0.07)	0.02

Depreciation, Depletion, Amortization,
and Accretion	0.11	0.04

Share Based Compensation	0.03	0.02

Mark-to-Market Derivative Instruments	0.34	0.02

Interest Expense	0.00	0.01

Adjusted EBITDA Per Common Share - Basic	$0.30	$0.15
(Adjusted for Non-GAAP Measurements)

Northern Oil and Gas, Inc.
Reconciliation of Adjusted EBITDA Per Common Share - Diluted

	Three Months Ended
	March 31, 2011	March 31, 2010
Net (Loss) Income Per Common Share - Diluted	$(0.11)	$0.04
(As Reported)

Add Back:

Income Tax (Benefit) Provision	(0.07)	0.02

Depreciation, Depletion, Amortization,
and Accretion	0.11	0.04

Share Based Compensation	0.03	0.02

Mark-to-Market Derivative Instruments	0.33	0.02

Interest Expense	0.00	0.00

Adjusted EBITDA Per Common Share - Diluted	$0.29	$0.14
(Adjusted for Non-GAAP Measurements)

Northern Oil and Gas, Inc.
Reconciliation of GAAP Net Income to Net Income Excluding
Unrealized Mark-to-Market Hedging Losses

	Three Months Ended
	March 31, 2011	March 31, 2010

Net (Loss) Income	$(7,057,842)	$1,559,630

Mark-to-Market of Derivative Instruments	21,278,629	990,816

Tax Impact	(8,299,000)	(378,000)

Net Income without Effect of Certain Items	$5,921,787	$2,172,446

Net Income Per Common Share - Basic	$0.09	$0.05

Net Income Per Common Share - Diluted	$0.09	$0.05

Weighted Average Shares Outstanding – Basic	63,000,113	44,098,553

Weighted Average Shares Outstanding - Diluted	63,246,984	44,544,469

Net (Loss) Income Per Common Share - Basic	$(0.11)	$0.04

Change due to Mark-to-Market of Derivative Investments	0.34	0.02

Change due to Tax Impact	(0.14)	(0.01)

Net Income without Effect of Certain Items Per Common Share - Basic	$0.09	$0.05

Net Income Per Common Share - Diluted	$(0.11)	$0.04
(As Reported)

Change due to Mark-to-Market of Derivative Investments	0.34	0.02

Change due to Tax Impact	(0.14)	(0.01)

Net Income without Effect of Certain Items Per Common Share - Diluted	$0.09	$0.05

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

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2011.

Current Assets	$179,984,008
Current Liabilities	$56,944,536
Working Capital	$123,039,472

Assignment of CIT Capital USA, Inc. Credit Facility to Macquarie Bank Limited

On May 26, 2010, we completed the closing of the assignment of our revolving credit facility to Macquarie Bank Limited (“Macquarie”) from CIT Capital USA Inc., and entered into an amended credit agreement in connection with such assignment.

The new facility with Macquarie provides us with an increased initial borrowing base of $25 million and maximum borrowings of up to $100 million (the “Credit Facility”).  The Credit Facility may be used to provide working capital for exploration and production operations.  The Credit Facility has a four year term and does not contain any minimum interest rate on borrowings.  Borrowings, if any, will bear interest at a spread ranging from 2.5% to 3.25% over the London Interbank Offered Rate (LIBOR) or prime rate, as the case may be, based upon the percentage of borrowing base that is advanced at any given time.
As of March 31, 2011, we had no borrowings outstanding under the Credit Facility.

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

Satisfaction of Our Cash Obligations for the Next 12 Months

With the addition of equity capital during 2009 and 2010, our credit facility and our cash flows from operations, we believe we have sufficient capital to meet our drilling commitments and expected general and administrative expenses for the next twelve months at a minimum.  Nonetheless, any strategic acquisition of assets or increase in drilling activity may require us to seek additional capital.  We may also choose to seek additional capital rather than utilize our Credit Facility or other debt instruments to fund accelerated or continued drilling at the discretion of management and depending on prevailing market conditions.  We will evaluate any potential opportunities for acquisitions as they arise.  Given our non-leveraged asset base and anticipated growing cash flows, we believe we are in a position to take advantage of any appropriately priced sales that may occur.  However, there can be no assurance that any additional capital will be available to us on favorable terms or at all.

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

Contractual Obligations and Commitments

Our material long-term debt obligations, capital lease obligations and operating lease obligations or purchase obligations are included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and have not materially changed since that report was filed.

Critical Accounting Policies

A description of our critical accounting policies was provided in Note 2 to the Financial Statements provided in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and, except as set forth below, have not materially changed since that report was filed.

Commodity Price Risk

The price we receive for our crude oil and natural gas production materially influences our revenue, profitability, access to capital and future rate of growth.  Crude oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for crude oil and natural gas have been volatile, and our management believes these markets will likely continue to be volatile in the future.  The prices we receive for our production depend on numerous factors beyond our control.  Our revenue during 2010 and the first quarter of 2011 generally would have increased or decreased along with any increases or decreases in crude oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling crude oil that also increase and decrease along with crude oil prices.

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

The following table reflects the weighted average price of open commodity derivative contracts as of March 31, 2011, by year with associated volumes

Weighted Average Price Of Open Commodity Contracts
Year	Volumes (Bbl)	Weighted Average Price
2011	684,000	$81.87
2012	1,015,000	$90.87

As of March 31, 2011, we had a total hedged volume on open commodity swaps of 1,699,000 barrels at a weighted average price of approximately $87.25.

In addition to the open commodity swap contracts we have entered into a costless collar.  The costless collars are used to establish floor and ceiling prices on anticipated crude oil and natural gas production.  There were no premiums paid or received by us related to the costless collar agreement.  We purchased put options at $85.00 per barrel and call options at $101.75 per barrel.  At March 31, 2011 we had 396,000 barrels of crude oil collared between $85.00 and $101.75.  The costless collar amounts settle between April 2011 and December 2011.

 Interest Rate Risk

We did not have outstanding any borrowings under our credit facilities or other obligations that would subject us to significant interest rate risk at March 31, 2011.  Our Credit Facility would, however, subject us to interest rate risk on borrowings under that facility.

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

As of March 31, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2011.

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

Our Company is subject to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.  As of May 9, 2011, our company was a party to litigation claims arising in the ordinary course of business and seeking the quieting of title for a leasehold interest acquired from third parties. Our management believes that all litigation matters in which we are involved are not likely to have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our subsequent filings on Form 10-Q (and otherwise) with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

  We did not issue any unregistered equity securities during the quarter ended March 31, 2011.

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	May 10, 2011	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	May 10, 2011	By:	/s/ Chad D. Winter
Chad D. Winter, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Method of Filing

3.1	Articles of Incorporation of Northern Oil and Gas, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010)	Incorporated by Reference
3.2	Bylaws of Northern Oil and Gas, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010)	Incorporated by Reference
4.1	Form of Stock Certificate of Northern Oil and Gas, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010)	Incorporated by Reference
10.1*
Amendment No. 1 to Amended and Restated Employment Agreement by and between Northern Oil & Gas, Inc. and Michael L. Reger, dated January 14, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2011)
Incorporated by Reference
10.2*
Amendment No. 2 to Amended and Restated Employment Agreement by and between Northern Oil & Gas, Inc. and Ryan R. Gilbertson, dated January 14, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2011)
Incorporated by Reference
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.