Form 10-K/A
period 2010-12-31
NORTHERN OIL & GAS, INC.
filed 2011-09-16
CIK 1104485

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

EXPLANATORY NOTE

          Northern Oil and Gas, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2011 (the “Original Report”).

          This Amendment is being filed to (i) amend Item 1 of Part I and Note 1 to the financial statements included in Item 8 of Part II to eliminate the references to the total number of wells in which we may potentially participate and (ii) amend Items 11 and 13 of Part III to enhance certain disclosures incorporated by reference into the Original Report from our proxy statement for the Annual Meeting of Shareholders held June 8, 2011. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment sets forth the complete text of each item as amended.

          Except as expressly set forth above, the Original Report has not been amended, updated or otherwise modified. This Amendment does not reflect events occurring after the filing of the Original Report or update those disclosures regarding events that occurred subsequent to the end of the fiscal year ended December 31, 2010. All other information is unchanged and reflects the disclosures made at the time of the filing of the Original Report.

i

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

NORTHERN OIL AND GAS, INC.

NORTHERN OIL AND GAS, INC.

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

          We have utilized Ryder Scott Company, LP (“Ryder Scott”), an independent reservoir engineering firm, as our third-party engineering firm beginning with the preparation of our December 31, 2008 reserve report. The selection of Ryder Scott is approved by our Audit Committee annually. Ryder Scott is one of the largest reservoir-evaluation consulting firms and evaluates crude oil and natural gas properties and independently certifies petroleum reserves quantities for various clients throughout the United States and internationally. Ryder Scott has substantial experience calculating the reserves of various other companies with operations targeting the Bakken and Three Forks formations and, as such, we believe Ryder Scott has sufficient experience to appropriately determine our reserves. Ryder Scott utilizes proprietary technology, systems and data to calculate our reserves commensurate with this experience.

          The proved reserves tables below summarize our estimated proved reserves as of December 31, 2010, based upon reports prepared by Ryder Scott. The reports of our estimated proved reserves in their entirety are based on the information we provide to them. Ryder Scott is a Texas Registered Engineering Firm (F-1580). Our primary contact at Ryder Scott is James L. Baird, Senior Vice President. Mr. Baird is a State of Colorado Licensed Professional Engineer (License #41521).

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

SEC Pricing Proved Reserves
Standardized Measure Reconciliation
Pre-tax Present Value of estimated future net revenues (Pre-tax PV10%)	$295,511,531
Future income taxes, discounted at 10%	(84,898,740)
Standardized measure of discounted future net cash flows	$(210,612,791)

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

Recent Developments

          During 2010, we continued to focus our operations on acquiring leaseholds and drilling exploratory and developmental wells in the Williston Basin. We acquired an aggregate of 56,858 additional net mineral acres during 2010, for an average cost of $1,043 per net acre, primarily in Billings, Burke, Divide, Dunn, Golden Valley, McKenzie, Mountrail, Williams, and Stark Counties, of North Dakota but also in Richland, and Roosevelt of Montana. During 2010, we participated in the completion of 170 gross wells with a 100% success rate in the Bakken and Three Forks formations. As of December 31, 2010, our principal assets included approximately 145,220 net acres located in the Williston Basin region of the northern United States and approximately 7,950 net acres located in Yates County, New York, as more fully described under the heading “Properties – Leasehold Properties” in Item 2.

          During 2010, we continued to acquire interests in crude oil, gas and mineral leases with the intention of increasing our acreage positions in desired prospects of the Williston Basin. A complete discussion of our significant acquisitions during the past fiscal year is included under the heading “Properties – Recent Acreage Acquisitions” in Item 2.

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

PART II

Item 8. Financial Statements and Supplementary Data

          The financial statements and supplementary financial information required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1.

PART III

Item 11. Executive Compensation

Compensation Discussion and Analysis

Named Executive Officers

          This Compensation Discussion and Analysis provides information about the 2010 compensation program for the following named executive officers:

Michael L. Reger	Chief Executive Officer, Chairman of the Board and Director
Ryan R. Gilbertson	President and Director
Chad D. Winter	Chief Financial Officer
James R. Sankovitz	Chief Operating Officer, General Counsel and Secretary

Overview

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

Compensation Consultant

          In 2010, the compensation committee engaged BDO Seidman (“BDO”) as an independent consultant to prepare an analysis of peer company compensation practices and advise the compensation committee on the reasonableness and appropriateness of compensation for the leadership employees of our company. The benchmarks used for the executive compensation comparisons included various publicly-traded crude oil and natural gas exploration and production companies that it has deemed to be peer companies, including (in alphabetical order) Abraxas Petroleum Corp., Callon Petroleum Co., Carrizo Oil & Gas, Inc., Double Eagle Petroleum Co., Energy XXI (Bermuda) Limited, EV Energy Partners LP, GMX Resources Inc., Goodrich Petroleum Corp., Kodiak Oil and Gas, PetroQuest Energy Inc., Rex Energy Corporation Stone Energy Corp. and Swift Energy Co.

          BDO Seidman concluded that the award of equity, in combination with prior year awards and a continuation of cash compensation at levels suggested by our compensation committee, sets our executive officers’ compensation at market-competitive levels for the next four years, and the vesting terms of the awards establish a meaningful incentive to remain with our company. The four-year incentive plan represents a multi-year plan designed to incentivize our executive team over a long-term basis.

Role of Executives in Establishing Compensation

          The compensation committee makes the final determination of all compensation paid to our named executive officers and is involved in all compensation decisions affecting our executive officers. However, management also plays a role in the determination of executive compensation levels. At the beginning of each year, at the request of the compensation committee, management proposes certain corporate and executive performance objectives for executive management. Management also participates in the discussion of peer companies to be used to benchmark named executive officers’ compensation. All management recommendations are reviewed and modified as necessary by the compensation committee, and approved by the compensation committee. The compensation committee meets regularly in executive session without management present.

Compensation Philosophy

          In order to recruit and retain the most qualified and competent individuals as senior executives, we strive to maintain a compensation program that is competitive in our market and with respect to the general profession of our executives. We remain committed to hiring and retaining qualified, motivated employees at all levels within the organization while ensuring that all forms of compensation are aligned with business needs. The purpose of our compensation program is to reward exceptional organizational and individual performance. Our compensation system is designed to support the successful attainment of our vision, values and business objectives.

          The following compensation objectives are considered in setting the compensation components for our senior executives:

•

Attract and retain key executives responsible not only for our continued growth and profitability, but also for ensuring proper corporate governance and carrying out the goals and plans of our company;

•	Motivate management to enhance long-term stockholder value and to align our executives’ interests with those of our stockholders;

•	Correlate a portion of management’s compensation to measurable performance, including specific financial and operating goals;

•	Evaluate and rate performance relative to the existing market conditions during the measurement period; and

•	Set compensation and incentive levels that reflect competitive market practices.

          The principal components of our executive compensation program are base salary, annual incentive bonuses and long-term incentive awards. We blend these elements in order to formulate compensation packages which provide competitive pay, reward the achievement of financial, operational and strategic objectives on a short- and long-term basis, and align the interests of our executive officers and other senior personnel with those of our stockholders.

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

Employment Agreements

          All employees, including the officers named in the Summary Compensation table below, have entered into written employment agreements with our company. All such agreements provide that year-end cash bonuses are at the discretion of the compensation committee or board of directors, to be determined according to our achievement of specified predetermined and mutually agreed upon performance objectives each year.

Elements of Compensation

          The total compensation and benefits program for our senior executives generally consists of the following components:

•	base salaries;

•	annual bonus incentive plan;

•	discretionary bonuses;

•	long-term equity-based incentive compensation;

•	retirement, health and welfare benefits;

•	perquisites; and

•	severance payments/change of control.

Base Salaries

          We provide base salaries to compensate our senior executives and other employees for services performed during the fiscal year. This provides a level of financial certainty and stability in an industry with historical volatility and cyclicality. The base salaries are designed to reflect the experience, education, responsibilities and contribution of the individual executive officers. This form of compensation is eligible for annual merit increases, and is initially established for each executive through individual negotiation and is reflected in his or her employment agreement. Thereafter, salaries are reviewed annually, based on a number of factors, both quantitative, including detailed organizational and competitive analyses, and qualitative, including the compensation committee’s perception of the executive’s experience, performance and contribution to our business objectives and corporate values.

          At the request of management, effective January 1, 2011, Mr. Reger and Mr. Gilbertson elected to not receive any cash compensation, meaning they will be compensated solely through incentive stock grants on a going-forward basis. Receiving only stock compensation is intended to further align our executive officers’ personal performance and success with interests and success of our shareholders.

Annual Bonus Incentive Plan

          The annual stock bonus incentive plan provides variable compensation earned only when established performance goals are achieved. It is designed to reward the plan participants, including the named executive officers, who have achieved certain corporate and executive performance objectives and have contributed to the achievement of certain objectives of our company.

          Under this compensation program, each executive has the opportunity to earn a incentive compensation bonus up to a maximum of 100% of base salary, based on the achievement of pre-determined operating and financial performance measures and other performance objectives established by the compensation committee. The goals include a financial target and other targets.

Discretionary Bonuses

          In addition to bonuses under the incentive plan discussed above, the compensation committee may also approve the payment of discretionary bonuses to officers and other employees in recognition of significant achievements.

2010 Bonuses

          Near the end of 2010, the compensation committee met on multiple occasions to consider the performance of our named executive officers and make year-end compensation decisions. In evaluating the performance of our named executive officers, the committee primarily focused on the accomplishments and overall performance of our company during 2010. Based primarily on the growth of our company between March 2010 and the end of 2010, the compensation committee revised the applicable group of peer companies and used publicly available data to compare the compounded annual growth rate of those peers to that of our company to inform the committee in connection with the determination of 2010 bonuses and year-end compensation decisions. The committee evaluated the compounded annual growth rate of our company to a group of peer companies that included Kodiak Oil and Gas, Carrizo Oil & Gas, Inc., Swift Energy Co., Energy XXI (Bermuda) Limited, Oasis Oil and Gas Corporation, Bill Barrett Corporation, Berry Oil, Rosetta Resources, Inc., Brigham Exploration Company, St. Mary’s County Oil Companies, Whiting Petroleum Corporation and Continental Oil and Gas. Notable accomplishments in 2010 taken into account by the compensation committee included the closing of a $100 million credit facility with Macquarie Bank Limited (“Macquarie”) the raising of over $280 million in equity capital at successively accretive levels, the substantial increase in production and revenues from 2009 to 2010, the efficient expansion of our acreage position throughout 2010 and the realization of more than a 125% stock appreciation during 2010.

          We did not pay any cash bonuses in 2010. All bonus compensation during 2010 was provided through the issuance of shares of our common stock under our 2009 Equity Incentive Plan. On November 30, 2010, in recognition of the contributions by the named executive officers and the accomplishments of our company during 2010, the compensation committee approved the issuance of 43,326 shares of fully vested common stock to each of Mr. Reger and Mr. Gilbertson. The grant date fair value of the shares was $989,999 to each of Mr. Reger and Mr. Gilbertson. The compensation committee also approved the issuance of 30,854 shares to Mr. Sankovitz, having a grant date fair value of $705,014, and 20,569 shares to Mr. Winter, having a grant date fair value of $470,002. The total bonus amount for each executive officer was determined by the compensation committee on a post hoc basis based on the compensation committee’s assessment of Mr. Reger, Mr. Gilbertson, Mr. Sankovitz and Mr. Winter’s contributions to our accomplishments noted below under the heading “Year-End Compensation Decisions.”

Year-End Compensation Decisions

          The compensation committee translated its qualitative assessment of our company’s notable accomplishments in 2010, as disclosed under the heading “2010 Bonuses,” into share issuance amounts by evaluating the performance of our named executive officers and the accomplishments and overall performance of our company during the 2010 fiscal year. Based on these accomplishments and the growth rate of our company compared to peer companies, the compensation committee granted bonuses to our named executive officers equal to three times the base salaries of Messrs. Reger, Gilbertson and Sankovitz and twice the base salary of Mr. Winter. The shares issued to our named executive officers in connection with their 2010 year-end bonuses were determined by dividing those amounts by the market value of our common stock on the date the resulting bonus shares were issued. The grant date fair value of the bonus shares is disclosed under the heading “2010 Bonuses.”

          In order to maximize the incentive attributes of the total compensation of our chief executive officer and president, the compensation committee granted 162,000 shares of restricted stock to each of Mr. Reger and Mr. Gilbertson on January 14, 2011, vesting over a period of three years. The compensation committee determined to utilize a multi-year vesting schedule to create both short term and long term incentive goals and align such vesting with our goal of managing lease expirations over the ensuing years. As such, 6,500 shares vested immediately upon grant and the remaining 155,500 shares vests in 11 equal installments of 6,500 shares on the first of every month starting February 1, 2011. Commencing January 1, 2012, an additional 3,500 shares shall vest per month on the first day of each succeeding calendar month until all shares granted to Messrs. Reger and Gilbertson are fully vested.

Long-Term Equity-Based Incentive Compensation

          The purpose of our long-term incentive compensation is to align the interests of our executives with those of our stockholders. Since equity awards may vest and grow in value over time, this component of our compensation plan is designed to provide incentives to reward performance over a sustained period.

          Restricted stock awards represent awards of actual shares of our common stock that include vesting provisions which are contingent upon continued employment and occasionally achievement of certain performance objectives. We believe that awards of restricted stock provide a significant incentive for executives to achieve and maintain high levels of performance over multi-year periods, and strengthen the connection between executive and stockholder interests. We believe that restricted shares are a powerful tool for helping us retain executive talent. The higher value of a share of restricted stock in comparison to a stock option allows us to issue fewer total shares in order to arrive at a competitive total long-term incentive award value. Furthermore, we believe that the use of restricted stock reflects competitive practice among other exploration and production companies with whom we compete for executive talent.

2010 Long Term Equity Incentive

          Based on the analysis performed by BDO, on March 17, 2010, the compensation committee approved the issuance of 250,000 shares of common stock to each of our named executive officers vesting variably over four years. The shares vest in quarterly installments to the extent of 20% in year one, 25% in year two and three, and 30% in year four contingent on continued employment and achievement of certain predetermined performance objectives. The one-time grant was implemented to recognize the increase in responsibilities assumed by Mr. Winter upon promotion to chief financial officer and Mr. Sankovitz upon promotion to chief operating officer, and the continued contributions of Mr. Reger and Mr. Gilbertson. Such grants were intended as a one-time grant made to significantly increase each executive officer’s personal stake in our company, thereby further aligning their interests with those of our shareholders. In addition, the four year vesting period will provide our executive officers with a strong incentive to remain employed with our company for the long-term. The four year variable vesting schedule also creates both short term and long term incentive goals and aligns such vesting with our goal of managing lease expirations over the ensuing years.

Retirement, Health and Welfare Benefits

          We offer a variety of retirement, health and welfare programs to all eligible employees. Under the terms of their employment agreements, the named executive officers are eligible for the same broad-based benefit programs on the same basis as the rest of our employees. Our health and welfare programs include medical, pharmacy, dental and long and short term disability.

          We maintain a 401(k) plan for our employees. Under the 401(k) plan, eligible employees may elect to contribute up to 6% of their eligible compensation on a pre-tax basis in accordance with the limitations imposed under the Internal Revenue Code of 1986, as amended, or the Code. We also provide a match contribution equal to 100% of an eligible employee’s deferral contribution, up to 6% of the employee’s earnings up to $16,500.

Perquisites

          Additional perquisites paid for named executive officers in 2010 include personal use of company-leased vehicles, reimbursement of certain approved personal travel and entertainment expenses, and tax gross ups. Maximum combined perquisite dollar limits exist for all named executive officers on an annual basis. Our costs associated with providing these benefits for named executive officers in 2010 are reflected in the Summary Compensation Table and related disclosures below.

          Effective January 1, 2011, tax gross ups have been eliminated for all named executive officers.

Severance Payments/Change of Control

          We have employment agreements in place with each of the named executive officers providing for lump sum severance compensation if the executive’s employment is terminated for a variety of reasons, including a change of control of our company. We have provided more information about these benefits, along with estimates of the value under various circumstances, in the Summary Compensation Table and related disclosures below.

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

Review of Compensation Discussion and Analysis

          The compensation committee has reviewed and discussed the compensation discussion and analysis presented on the preceding pages. Based on its review and discussions, the compensation committee recommended to the board of directors that the compensation discussion and analysis be included in this proxy statement.

          The name of each person who serves as a member of our compensation committee is set forth below.

Loren J. O’Toole	Robert Grabb	Lisa Meier

Risks Arising from Compensation Policies and Practices

          In connection with year-end procedures for 2010, our management recently conducted an evaluation of the risks arising from our company-wide compensation policies and practices with respect to employees. Management prepared a report and analysis of our compensation policies and practices and concluded that they do not create risks that are reasonably likely to have a material adverse effect on our company. In connection with its risk oversight role, our compensation committee reviewed management’s analysis and conclusions.

Summary Compensation Table

          The table below shows compensation for our named executive officers for services in all capacities to our company during fiscal years 2008, 2009 and 2010. Compensation, as reflected in this table and the tables which follow, is presented on the basis of rules of the SEC and does not, in the case of certain stock-based awards or accruals, necessarily represent the amount of compensation realized or which may be realized in the future. For more information regarding our salary policies and executive compensation plans, please review the information under the caption “Compensation Discussion and Analysis.”

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)(6)	Total Compensation ($)
Michael L. Reger	2008	185,000	100,000	—		370,000	155,833	810,833
Chief Executive Officer and Chairman of the Board	2009	285,000	570,000	1,455,000	(7)	—	50,186	2,360,186
	2010	330,000	—	4,312,499	(8)	—	84,973	4,727,472

Ryan R. Gilbertson	2008	185,000	100,000	—		370,000	156,964	811,964
President	2009	285,000	570,000	1,455,000	(9)	—	58,782	2,368,782
	2010	330,000	—	4,312,499	(10)	—	71,405	4,713,904

Chad D. Winter	2008	105,000	—	—		—	677	105,677
Chief Financial Officer	2009	155,000	—	441,750	(11)	—	34,478	631,228
	2010	235,000	—	3,792,502	(12)	—	47,502	4,075,004

James R. Sankovitz	2008	100,000	—	140,500	(13)	—	1,802	242,302
Chief Operating Officer, General Counsel & Secretary	2009	155,000	—	441,750	(14)	—	39,613	636,363
	2010	235,000	—	4,027,514	(15)	—	66,723	4,329,237

(1)

Mr. Reger joined our company as Chief Executive Officer, Chairman of the Board and Secretary and Mr. Gilbertson joined us as Chief Financial Officer and a director on March 20, 2007. Mr. Winter joined our company in November 2007 and Mr. Sankovitz joined our company in March 2008.

(2)	The amounts reported for Messrs. Reger and Gilbertson represent $100,000 signing bonuses upon execution of employment agreements in 2008 and $570,000 year-end cash bonuses in 2009.
(3)

Valuation of awards based on the grant date fair value of those awards computed in accordance with FASB ASC Topic 718 utilizing assumptions discussed in note 6 to our financial statements for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K for fiscal year 2010.

(4)

For 2008, the amounts reported for Messrs. Reger and Gilbertson include a $370,000 year-end bonus based upon achievement of performance objectives and approved by the compensation committee but paid through issuance of promissory notes in lieu of cash bonus.

(5)

For 2008, the amounts reported for Messrs. Reger and Gilbertson include $153,735 accrued by our company as an additional bonus to pay tax obligations associated with year-end bonuses in consideration of their willingness to accept such bonuses in the form of unsecured notes rather than cash.

(6)	The amounts reported consist of the following for 2009:

Form of All Other Compensation	Michael L. Reger	Ryan R. Gilbertson	Chad D. Winter	James R. Sankovitz
Personal use of company-leased vehicles ($)	7,202	7,032	9,113	11,977
401(k) contributions by the Company ($)	16,500	16,500	16,500	16,500
Reimbursement of personal travel and entertainment expenses ($)	10,698	5,274	1,445	2,876
Tax Gross-ups ($)	15,786	29,976	7,420	8,260
Total ($)	50,186	58,782	34,478	39,613

The amounts reported consist of the following for 2010.

Form of All Other Compensation	Michael L. Reger	Ryan R. Gilbertson	Chad D. Winter	James R. Sankovitz
Personal use of company-leased vehicles ($)	10,731	10,673	9,023	11,176
401(k) contributions by the Company ($)	16,500	16,500	16,500	16,500
Reimbursement of personal travel and entertainment expenses ($)	21,936	20,039	3,759	17,128
Tax Gross-ups ($)	35,806	24,193	18,220	21,919
Total ($)	84,973	71,405	47,502	66,723

Our compensation committee has determined to eliminate all tax gross ups going forward commencing January 1, 2011.
(7)

Reflects the grant date fair value of 50,000 shares of common stock and 100,000 shares of restricted common stock granted to Mr. Reger on December 7, 2009, in connection with his 2009 year-end bonus compensation.

(8)

Includes (i) $3,322,500, which is the grant date fair value of 12,500 shares of common stock and 237,500 shares of restricted common stock granted to Mr. Reger on March 17, 2010, in connection with his long-term incentive stock grant and (ii) $989,999 which is the grant date fair value of 43,326 shares of common stock granted to Mr. Reger on November 30, 2010, in connection with his 2010 year-end bonus compensation.

(9)

Reflects the grant date fair value of 50,000 shares of common stock and 100,000 shares of restricted common stock granted to Mr. Gilbertson on December 7, 2009, in connection with his 2009 year-end bonus compensation.

(10)

Includes (i) $3,322,500, which is the grant date fair value of 12,500 shares of common stock and 237,500 shares of restricted common stock granted to Mr. Gilbertson on March 17, 2010, in connection with his long-term incentive stock grant and (ii) $989,999 which is the grant date fair value of 43,326 shares of common stock granted to Mr. Gilbertson on November 30, 2010, in connection with his 2010 year-end bonus compensation.

(11)

Includes (i) $213,000, which is the grant date fair value of 45,000 shares of common stock and 30,000 shares of restricted common stock granted to Mr. Winter on February 23, 2009, in connection with a stock bonus and (ii) $228,750, which is the grant date fair value of 25,000 shares of common stock granted to Mr. Winter on November 30, 2009, in connection with his 2009 year-end bonus compensation.

(12)

Includes (i) $3,322,500, which is the grant date fair value of 12,500 shares of common stock and 237,500 shares of restricted common stock granted to Mr. Winter on March 17, 2010, in connection with his long-term incentive stock grant and (ii) $470,002 which is the grant date fair value of 20,569 shares of common stock granted to Mr. Winter on November 30, 2010, in connection with his 2010 year-end bonus compensation.

(13)	Reflects the grant date fair value of 20,000 shares of restricted common stock granted to Mr. Sankovitz upon the commencement of his employment in March 2008.
(14)

Includes (i) $213,000, which is the grant date fair value of 45,000 shares of common stock and 30,000 shares of restricted common stock granted to Mr. Sankovitz on February 23, 2009, in connection with a stock bonus and (ii) $228,750, which is the grant date fair value of 25,000 shares of common stock granted to Mr. Sankovitz on November 30, 2009, in connection with his 2009 year-end bonus compensation.

(15)

Includes (i) $3,322,500, which is the grant date fair value of 12,500 shares of common stock and 237,500 shares of restricted common stock granted to Mr. Sankovitz on March 17, 2010, in connection with his long-term incentive stock grant and (ii) $705,014 which is the grant date fair value of 30,854 shares of common stock granted to Mr. Sankovitz on November 30, 2010, in connection with his 2010 year-end bonus compensation.

Grants of Plan-Based Awards

          The following table sets forth grants of plan-based awards during the year ended December 31, 2010, which consisted solely of grants of common stock and restricted common stock. All grants were made pursuant to the 2009 Equity Incentive Plan.

Name	Grant Date	Compensation Committee Approval Date	Number of Shares of Common Stock	Grant Date Fair Value of Stock Awards ($)
Michael L. Reger	3/17/2010	3/17/2010	250,000	3,322,500
	11/30/2010	11/30/2010	43,326	989,999
Ryan R. Gilbertson	3/17/2010	3/17/2010	250,000	3,322,500
	11/30/2010	11/30/2010	43,326	989,999
Chad D. Winter	3/17/2010	3/17/2010	250,000	3,322,500
	11/30/2010	11/30/2010	20,569	470,002
James R. Sankovitz	3/17/2010	3/17/2010	250,000	3,322,500
	11/30/2010	11/30/2010	30,854	705,014

Outstanding Equity Awards

          The following table sets forth the outstanding equity awards to our named executive officers as of December 31, 2010.

	Stock Awards
Name	Number of Shares That Had Not Vested		Market Value of Shares That Had Not Vested(1)
Michael L. Reger	262,496	(2)	$7,142,516
Ryan R. Gilbertson	262,496	(3)	$7,142,516
Chad D. Winter	227,500	(4)	$6,190,275
James R. Sankovitz	227,500	(5)	$6,190,275

(1)	The values in this column are based on the $27.21 closing price of our common stock on the NYSE AMEX Equities Market on December 31, 2010.
(2)

Consists of restricted common stock granted to Mr. Reger on December 7, 2009, 4,167 shares will vest on the first day of each month from January 2011 through November 2011 and the final 4,159 shares will vest on December 1, 2011. The restricted common stock granted to Mr. Reger on March 17, 2010, 12,500 shares will vest on January 1, 2011, 15,625 shares will vest on April 1, 2011, July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, July 1, 2012, October 1, 2012 and January 1, 2013 and 18,750 shares will vest on April 1, 2013, July 1, 2013, October 1, 2013 and January 1, 2014.

(3)

Consists of restricted common stock granted to Mr. Gilbertson on December 7, 2009. 4,167 shares will vest on the first day of each month from January 2011 through November 2011 and the final 4,159 shares will vest on December 1, 2011. The restricted common stock granted to Mr., Gilbertson on March 17, 2010, 12,500 shares will vest on January 1, 2011, 15,625 shares will vest on April 1, 2011, July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, July 1, 2012, October 1, 2012 and January 1, 2013 and 18,750 shares will vest on April 1, 2013, July 1, 2013, October 1, 2013 and January 1, 2014.

(4)

Consists of restricted common stock granted to Mr. Winter on February 23, 2009, 15,000 shares will vest on January 1, 2011 and restricted common stock granted to Mr., Winter on March 17, 2010, 12,500 shares will vest on January 1, 2011, 15,625 shares will vest on April 1, 2011, July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, July 1, 2012, October 1, 2012 and January 1, 2013 and 18,750 shares will vest on April 1, 2013, July 1, 2013, October 1, 2013 and January 1, 2014.

(5)

Consists of restricted common stock granted to Mr. Sankovitz on February 23, 2009, 15,000 shares will vest on January 1, 2011 and restricted common stock granted to Mr., Sankovitz on March 17, 2010, 12,500 shares will vest on January 1, 2011, 15,625 shares will vest on April 1, 2011, July 1, 2011, October 1, 2011, January 1, 2012, April 1, 2012, July 1, 2012, October 1, 2012 and January 1, 2013 and 18,750 shares will vest on April 1, 2013, July 1, 2013, October 1, 2013 and January 1, 2014.

Option Exercises and Stock Vested

          Our named executive officers did not hold or exercise any stock options during the year ended December 31, 2010. The table below sets forth the number of shares of common stock acquired on vesting by our named executive officers during the year ended December 31, 2010.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Michael L. Reger	130,830	$2,319,103	(1)
Ryan R. Gilbertson	130,830	$2,319,103	(2)
Chad D. Winter	58,069	$1,021,127	(3)
James R. Sankovitz	68,354	$1,256,139	(4)

(1)

Mr. Reger had 4,167 shares of restricted stock vest on the first day of each month in 2010 (50,004 total). The average closing price of our common stock on the NYSE AMEX Equities Market on such dates was $15.56. Mr. Reger received a grant of 12,500 shares of fully vested common stock on March 17, 2010. The closing price of our common stock on the NYSE AMEX Equities Market in such date was $13.29. Mr. Reger had 12,500 shares of restricted stock vest on July 1, 2010 and October 1, 2010. The closing price of our common stock on the NYSE AMEX Equities Market on such dates was $12.83 and $17.97, respectively. Mr. Reger received a grant of 43,326 shares of fully vested common stock on November 30, 2010. The closing price of our common stock on the NYSE AMEX Equities Market on such date was $22.85.

(2)

Mr. Gilbertson had 4,167 shares of restricted stock vest on the first day of each month in 2010 (50,004 total). The average closing price of our common stock on the NYSE AMEX Equities Market on such dates was $15.56. Mr. Gilbertson received a grant of 12,500 shares of fully vested common stock on March 17, 2010. The closing price of our common stock on the NYSE AMEX Equities Market in such date was $13.29. Mr. Gilbertson had 12,500 shares of restricted stock vest on July 1, 2010 and October 1, 2010. The closing price of our common stock on the NYSE AMEX Equities Market on such dates was $12.83 and $17.97, respectively. Mr. Gilbertson received a grant of 43,326 shares of fully vested common stock on November 30, 2010. The closing price of our common stock on the NYSE AMEX Equities Market on such date was $22.85.

(3)

Mr. Winter received a grant of 12,500 shares of fully vested common stock on March 17, 2010. The closing price of our common stock on the NYSE AMEX Equities Market in such date was $13.29. Mr. Winter had 12,500 shares of restricted stock vest on July 1, 2010 and October 1, 2010. The closing price of our common stock on the NYSE AMEX Equities Market on such dates was $12.83 and $17.97, respectively. Mr. Winter received a grant of 20,569 shares of fully vested common stock on November 30, 2010. The closing price of our common stock on the NYSE AMEX Equities Market on such date was $22.85.

(4)

Mr. Sankovitz received a grant of 12,500 shares of fully vested common stock on March 17, 2010. The closing price of our common stock on the NYSE AMEX Equities Market in such date was $13.29. Mr. Sankovitz had 12,500 shares of restricted stock vest on July 1, 2010 and October 1, 2010. The closing price of our common stock on the NYSE AMEX Equities Market on such dates was $12.83 and $17.97, respectively. Mr. Sankovitz received a grant of 30,854 shares of fully vested common stock on November 30, 2010. The closing price of our common stock on the NYSE AMEX Equities Market on such date was $22.85.

Defined Benefit Plans

          We did not maintain any defined benefit plans during the year ended December 31, 2010.

Potential Payments upon Termination or Change in Control

          In January 2008, we entered into employment agreements with Mr. Reger and Mr. Gilbertson covering their service as our Chief Executive Officer and Chief Financial Officer, respectively. In November 2007 and March 2008, we entered into employment agreements with Mr. Winter and Mr. Sankovitz, respectively, as a condition to their employment with our company. On January 30, 2009, our board of directors and compensation committee approved certain amendments to all employment agreements, which were effected through amended and restated employment agreements. In March 2010, Mr. Winter and Mr. Sankovitz were promoted to executive officer positions with our company and in connection therewith entered into new employment agreements. On January 14, 2011, the compensation committee approved certain additional amendments to the employment agreements between our company and each of Mr. Reger and Mr. Gilbertson.

General Employment Agreement Provisions

          The current employment agreements entitle Messrs. Winter and Sankovitz to each receive an annual base salary as determined by our compensation committee, but which shall increase each year a minimum of 4% over the prior year’s annual salary. All officers are eligible to receive bonus compensation at the discretion of our compensation committee or board of directors based upon meeting or exceeding established performance objectives. The employment agreements also contain provisions prohibiting our named executive officers from competing with our company or soliciting any employees of our company for a period of one year following termination of their employment in the event either officer terminates his employment with our company.

          The current employment agreements have a three-year term commencing January 30, 2009 for Messrs. Reger and Gilbertson and March 25, 2010 for Messrs. Winter and Sankovitz, which term automatically renews for an additional three-year term each year unless otherwise terminated by either our company or the employee. Notwithstanding the specified term, each employee’s employment with our company is entirely “at-will,” meaning that either the employee or our company may terminate such employment relationship at any time for any reason or for no reason at all, subject to the provisions of the then-applicable employment agreements.

Change-in-Control and Similar Provisions

          The Compensation Committee utilized change of control provisions that were previously approved by the Company’s Board of Directors as part of the Company’s executive employment agreements. These provisions initially were suggested by the Company’s outside legal counsel at the time the Company entered into employment agreements with Mr. Reger and Mr. Gilbertson based on common practices of similarly situated companies, and have been utilized consistently by the Company and the Compensation Committee since that time.

          The current employment agreements of each named executive officer contain change-in-control provisions entitling the employees to certain payments under specified circumstances. A “change-in-control” is defined as any one or more of the following:

•

The consummation of a reorganization, merger, share exchange, consolidation or similar transaction, or the sale or disposition of all or substantially all of the assets of our company, unless, in any case, the persons beneficially owning the voting securities of our company immediately before that transaction beneficially own, directly or indirectly, immediately after the transaction, at least 75% of the voting securities of our company or any other corporation or other entity resulting from or surviving the transaction in substantially the same proportion as their respective ownership of the voting securities of our company immediately prior to the transaction;

•	Individuals who constitute the incumbent board of directors cease for any reason to constitute at least a majority of the board of directors; or

•	Our shareholders approve a complete liquidation or dissolution of our company.

Upon a change-in-control of our company, each employee’s employment agreement will immediately cease and our employees will be entitled to certain specified compensation.

          In the event of a change-in-control, upon the earlier to occur of their death or six months following the “change in control” we must pay Messrs. Winter and Sankovitz a lump sum payment equal to twice their then-applicable annual salary in lieu of any and all other benefits and compensation to which they otherwise would be entitled. Effective January 14, 2011, we amended the employment agreements of Messrs. Reger and Gilbertson. The agreements were amended to (i) extend the period of applicability for the non-competition and non-solicitation provisions in the original agreements from one to three years following termination of Mr. Reger’s or Mr. Gilbertson’s employment with our company and (ii) amend and restate the change in control provision under the original agreements to allow for a lump sum of $2.5 million to be paid to Messrs. Reger and Gilbertson in the event of a change in control of our company. Under their respective employment agreements, all of the named executive officers also are entitled to the pre-payment of the remaining lease term of their company vehicle and use of such vehicle through the remaining lease term of such vehicle, along with a lump sum payment of the estimated insurance premiums for such vehicle through the remaining lease terms upon a change-in-control.

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

Estimated Payments to Named Executive Officers

          The compensation amounts below are estimates of the amounts that would have become payable to each named executive officer employed by our company on December 31, 2010, the last business day of our most recent fiscal year, if his employment had terminated on such date. The calculations for severance in connection with a change in control assume that the change in control and severance both occurred on the last business day of 2010.

          Assuming a change-in-control had occurred as of December 31, 2010, Messrs. Reger and Gilbertson each would have been entitled to receive a lump sum cash payment of $660,000 and, assuming then-applicable base salaries, each of Messrs. Winter and Sankovitz would have been entitled to receive a lump sum cash payment of $470,000. In addition, Messrs. Reger and Gilbertson each would have been entitled to payment of approximately $50,500 toward their vehicle lease and related insurance, Mr. Winter would have been entitled to a payment of approximately $12,000 toward his vehicle lease and related insurance and Mr. Sankovitz would have been entitled to a payment of approximately $48,000 toward his vehicle lease and related insurance. The restricted stock award agreements covering unvested stock issued to each of our executive officers also provide that any unvested shares automatically vest upon a change-in-control. At December 31, 2010, the value of restricted stock held by each of Mr. Reger and Mr. Gilbertson and vesting upon a change-in-control would have approximated $7,142,516. At December 31, 2010, the value of restricted stock held by each of Mr. Winter and Mr. Sankovitz and vesting upon a change-in-control would have approximated $6,190,275.

Non-Employee Director Compensation

          Director compensation elements are designed to:

•	Ensure alignment with long-term shareholder interests;

•	Ensure we can attract and retain outstanding director candidates;

•	Recognize the substantial time commitments necessary to oversee the affairs of our company; and

•	Support the independence of thought and action expected of directors.

          Non-employee director compensation levels are reviewed by the compensation committee each year, and resulting recommendations are presented to the full board for approval. Our employees receive no additional pay for serving as directors.

          Non-employee directors receive compensation consisting of equity in the form of restricted stock and cash for committee service. A significant portion of director compensation is paid in restricted stock to align director compensation with the long-term interests of shareholders. Non-employee directors are also reimbursed for reasonable expenses incurred to attend board meetings or other functions relating to their responsibilities as a director.

          On November 1, 2007, each of our non-employee directors received an option to purchase 100,000 shares of common stock pursuant to our 2006 Incentive Stock Option Plan. The options were fully vested at the time of grant and are exercisable at $5.18 per share, which represents the fair market value of our common stock on the date of grant, calculated based on the average close/last trade price of our common stock reported for the five highest volume trading days during the 30 day trading period ending on the last trading day preceding the date of grant (rounded to the nearest penny).

          On December 7, 2009, each of our non-employee directors received a grant of 25,000 shares of common stock pursuant to our 2009 Equity Incentive Plan, of which 8,334 shares were fully vested upon issuance and the remaining 16,666 are restricted shares that vest in approximately equal installments on the first day of each month from January 2010 through December 2011.

          Beginning in 2010, the chair of the audit committee received an additional $25,000 per year and each audit committee member other than the chair received an additional $5,000 for their service on an annual basis. The chair of the compensation committee received an additional $20,000 per year and each compensation committee member other than the chair received an additional $5,000 for their service on an annual basis. The chair of the nominating committee received an additional $7,500 per year and each nominating committee member other than the chair received an additional $2,500 for their service on an annual basis.

          The following table contains compensation information for our non-employee directors for the year ended December 31, 2010. Our non-employee directors did not receive any cash compensation prior to 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)	Total ($)
Robert Grabb	17,500	228,500	—	246,000
Jack E. King	2,500	228,500	—	231,000
Lisa Meier	45,000	228,500	—	273,500
Loren J. O’Toole	12,500	228,500	—	241,000
Carter Stewart	—	228,500	—	228,500

(1)

Each non-employee director received a grant of 10,000 shares of restricted common stock, on November 30, 2010. Valuation of awards based on the grant date fair value of those awards computed in accordance with FASB ASC Topic 718 utilizing assumptions discussed in note 6 to our consolidated financial statements for the fiscal year ended December 31, 2010.

(2)	As of December 31, 2010, each non-employee director held 18,326 shares of unvested restricted common stock.
(3)

As of December 31, 2010, Mr. King and Mr. O’Toole each held stock options to purchase 100,000 shares of common stock and Ms. Meier held stock options to purchase 65,963 shares of common stock at $5.18 per share. Mr. Grabb and Mr. Stewart held no stock options.

Item 13. Certain Relationship and Related Transactions, and Director Independence

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

Related Person Transaction Review Policy

          Our audit committee charter and the NYSE Amex company guide require that our audit committee review and approve all material transactions between our company and its directors, officers and 5% or greater shareholders, as well as all material transactions between our company and any relative or affiliate of any of the foregoing. In reviewing such transactions, the Audit Committee generally utilizes third-party data to assist in evaluating whether the specific terms and provisions of each individual transaction are no less favorable to us than we could obtain from unaffiliated third parties. The Audit Committee historically has relied upon data from state and federal lease auctions to support the appropriateness of prices paid to any related party in connection with any leasehold acquisition. We anticipate that our audit committee will review and approve or ratify future transactions involving any executive officer, director, 5% or greater shareholder or any relative or affiliate of any of the foregoing.

Transactions with Other Companies

          We have purchased leasehold interests from South Fork Exploration, LLC (“SFE”) pursuant to a continuous lease program that covers specific agreed upon sections of townships and ranges in Burke, Divide, and Mountrail Counties of North Dakota where SFE previously acquired leasehold interests on our behalf and is authorized to continue to acquire additional acreage within the proximity of the originally-acquired leases. This program differs from other arrangements where we may purchase specific leases in one-time, single closing transactions. In 2010, we paid a total of $5,000 related to previously acquired leasehold interests. Because each lessor separately negotiates its own desired royalty, SFE’s over-riding royalty interest varies from lease to lease. We are receiving a net revenue interest ranging from 80.25% to 82.5% net revenue interest in the acquired leases, which is net of royalties and overriding royalties. SFE’s president is J.R. Reger, the brother of our Chief Executive Officer, Michael Reger. J.R. Reger is also a shareholder of our company.

          We have also purchased leasehold interests from Montana Oil Properties (“MOP”). In July 2010, we paid MOP a total of $269,821 for leases and reimbursement costs pertaining to two separate wells in Mountrail County, North Dakota. MOP is controlled by Mr. Tom Ryan and Mr. Steven Reger, both are relatives of our Chief Executive Officer, Michael Reger.

          We have also purchased leasehold interests from Gallatin Resources, LLC (“Gallatin”). In 2008, we purchased leasehold interests from Gallatin for a total consideration of approximately $22,109. In 2009, we paid Gallatin a total of $22,223 related to previously acquired leasehold interests. In 2010, we paid Gallatin a total of $15,822 related to a previously acquired leasehold interests. Carter Stewart, one of our directors, owns a 25% interest in Gallatin. Legal counsel for Gallatin informed us that Mr. Stewart does not have the power to control Gallatin Resources because each member of Gallatin has the right to vote on matters in proportion to their respective membership interest in the company and company matters are determined by a vote of the holders of a majority of membership interests. Further, Mr. Stewart is neither an officer nor a director of Gallatin. As such, Mr. Stewart does not have the ability to individually control company decisions for Gallatin.

          On November 17, 2009, the audit committee approved the opening of an investment account with Morgan Stanley Smith Barney LLC for management of a portion of our excess cash. This account will be managed by Kathleen Gilbertson, a financial advisor with that firm who is the sister of our president and director, Ryan Gilbertson. Depending on liquidity needs, we expect to invest approximately $50 million to $100 million in this investment account and Kathleen Gilbertson’s personal interest in 2010 was approximately $24,000.

Transactions between Our Company and Our Directors or Officers

          On January 30, 2009, our compensation committee and audit committee approved the issuance of non-negotiable, unsecured subordinated promissory notes in the principal amount of $370,000 to both Mr. Reger and Mr. Gilbertson in lieu of paying cash bonuses earned in 2008. Final payment of the notes occurred in December, 2010.

          Except as disclosed above, we had no transactions during 2010 and none are currently proposed, in which we were a participant and in which any related person had a direct or indirect material interest.

Board Committees

          The board of directors has standing audit, compensation and nominating committees. As of May 2, 2011, all three committees consisted solely of independent directors. The table below shows the current membership of the committees and identifies our independent directors.

Name	Audit Committee	Compensation Committee	Nominating Committee	Independent Directors
Ryan R. Gilbertson
Robert Grabb	✓	✓	✓*	✓
Jack King			✓	✓
Lisa Meier	✓*	✓*		✓*
Loren J. O’Toole	✓	✓	✓	✓
Michael L. Reger
Carter Stewart				✓

* Denotes committee chairman. Ms. Meier also serves as our lead independent director.

Director Independence

          Our board has determined each of Robert Grabb, Jack King, Lisa Meier, Loren J. O’Toole and Carter Stewart to be an “independent director” as defined in Section 803.A(2) of the NYSE Amex Company Guide. In this regard, the board of directors has affirmatively determined that a majority of its members are independent directors. There are no familial relationships between any of our directors and executive officers.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as Part of this Report:

	1.	Financial Statements
See Index to Financial Statements on page F-1.

	2.	Financial Statement Schedules
Supplemental Oil and Gas Information Quarterly Results of Operations

All other schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

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

Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2009 (File No. 000-30955)
10.12	Guaranty and Collateral Agreement dated as of February 27, 2009 made by Northern Oil and Gas, Inc. in favor of CIT Capital USA Inc., as Administrative Agent	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2009 (File No. 000-30955)
10.13	Guaranty and Collateral Agreement dated as of February 27, 2009 made by Northern Oil and Gas, Inc. in favor of CIT Capital USA Inc., as Administrative Agent	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2009 (File No. 000-30955)
10.14	Warrant to Purchase Shares of Northern Oil and Gas, Inc. Common Stock Issued to CIT Group/Equity Investments, Inc. on February 27, 2009	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2009 (File No. 000-30955)
10.15*	Northern Oil and Gas, Inc. 2009 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Registration Statement on Form S-8 filed with the SEC on July 16, 2009 (File No. 333-160602)
10.16	Exploration and Development Agreement dated effective as of April 1, 2009 by and between Slawson Exploration Company, Inc. and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2009
10.17	First Amendment to Credit Agreement dated as of May 22, 2009 among Northern Oil and Gas, Inc., CIT Capital USA Inc., and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 29, 2009
10.18*	Form of Promissory Note issued to Michael L. Reger and Ryan R. Gilbertson	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the filed with the SEC on March 3, 2010.
10.19*	Form of Restricted Stock Agreement issued under the Northern Oil and Gas, Inc. 2009 Equity Incentive Plan	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the filed with the SEC on March 3, 2010.
18.1	Letter from Mantyla McReynolds, LLC Regarding Change in Accounting Principles	Incorporated by reference to Exhibit 18.1 to the Registrant’s Current Report on Form 10-Q filed with the SEC on October 27, 2009
23.1	Consent of Independent Registered Public Accounting Firm Mantyla McReynolds LLC	Filed herewith
23.2	Consent of Ryder Scott Company, LP	Filed herewith
24.1	Powers of Attorney	Included on Signature Page to Original Filing

Exhibit No.	Description	Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Report of Ryder Scott Company, LP.	Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the filed with the SEC on March 4, 2010.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	September 16, 2011	By:	/s/ Michael L. Reger
Michael L. Reger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

	Chief Executive Officer and Director	September 16, 2011
Michael L. Reger

	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	September 16, 2011
Chad D. Winter

/s/ Richard D. Weber	Director	September 16, 2011
Richard D. Weber

*	Director	September 16, 2011
Loren J. O’Toole

/s/ Delos Cy Jamison	Director	September 16, 2011
Delos Cy Jamison

*	Director	September 16, 2011
Jack King

*	Director	September 16, 2011
Robert Grabb

*	Director	September 16, 2011
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

Mantyla McReynolds LLC
Salt Lake City, Utah
March 4, 2011

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	December 31,
	2010	2009
CURRENT ASSETS
Cash and Cash Equivalents	$152,110,701	$6,233,372
Trade Receivables	22,033,647	7,025,011
Prepaid Drilling Costs	13,225,650	1,454,034
Prepaid Expenses	345,695	143,606
Other Current Assets	475,967	201,314
Short - Term Investments	39,726,700	24,903,476
Deferred Tax Asset	5,100,000	2,057,000
Total Current Assets	233,018,360	42,017,813

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	158,846,475	42,939,097
Unproved	136,135,163	53,862,529
Other Property and Equipment	2,479,199	439,656
Total Property and Equipment	297,460,837	97,241,282
Less - Accumulated Depreciation and Depletion	22,152,356	5,091,198
Total Property and Equipment, Net	275,308,481	92,150,084

DEBT ISSUANCE COSTS	1,367,124	1,427,071
Total Assets	$509,693,965	$135,594,968

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts Payable	$48,500,204	$6,419,534
Line of Credit	-	834,492
Accrued Expenses	2,829	316,977
Derivative Liability	11,145,319	1,320,679
Other Liabilities	18,574	18,574
Total Current Liabilities	59,666,926	8,910,256

LONG-TERM LIABILITIES
Revolving Line of Credit	-	-
Derivative Liability	5,022,657	1,459,374
Subordinated Notes	-	500,000
Other Noncurrent Liabilities	477,900	243,888
Total Long-Term Liabilities	5,500,557	2,203,262

DEFERRED TAX LIABILITY	9,167,000	922,000
Total Liabilities	74,334,483	12,035,518

STOCKHOLDERS’ EQUITY
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	-	-
Common Stock, Par Value $.001; 95,000,000 Authorized, 62,129,424 Outstanding (2009 – 43,911,044 Shares Outstanding)	62,129	43,912
Additional Paid-In Capital	428,484,092	124,884,266
Retained Earnings	7,759,192	841,892
Accumulated Other Comprehensive Income (Loss)	(945,931)	(2,210,620)
Total Stockholders’ Equity	435,359,482	123,559,450
Total Liabilities and Stockholders’ Equity	$509,693,965	$135,594,968

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Year Ended December 31,
	2010	2009	2008 Adjusted *
REVENUES
Oil and Gas Sales	$59,488,284	$15,171,824	$3,542,994
Gain (Loss) on Settled Derivatives	(469,607)	(624,541)	778,885
Mark-to-Market of Derivative Instruments	(14,545,477)	(363,414)	-
Other Revenue	85,900	37,630	-
	44,559,100	14,221,499	4,321,879

OPERATING EXPENSES
Production Expenses	3,288,482	754,976	70,954
Production Taxes	5,477,975	1,300,373	203,182
General and Administrative Expense	7,204,442	3,686,330	2,091,289
Depletion of Oil and Gas Properties	16,884,563	4,250,983	677,915
Depreciation and Amortization	176,595	91,794	67,060
Accretion of Discount on Asset Retirement Obligations	21,755	8,082	1,030
Total Expenses	33,053,812	10,092,538	3,111,430

INCOME FROM OPERATIONS	11,505,288	4,128,961	1,210,449

OTHER INCOME (EXPENSE)	(168,988)	135,991	383,891

INCOME BEFORE INCOME TAXES	11,336,300	4,264,952	1,594,340

INCOME TAX PROVISION (BENEFIT)	4,419,000	1,466,000	(830,000)

NET INCOME	$6,917,300	$2,798,952	$2,424,340

Net Income Per Common Share - Basic	$0.14	$0.08	$0.08

Net Income Per Common Share - Diluted	$0.14	$0.08	$0.07

Weighted Average Shares Outstanding – Basic	50,387,203	36,705,267	31,920,747

Weighted Average Shares Outstanding - Diluted	50,778,245	36,877,070	32,653,552

          *See Note 2

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Year Ended December 31,
	2010	2009	2008 Adjusted *
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,917,300	$2,798,952	$2,424,340
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion of Oil and Gas Properties	16,884,563	4,250,983	677,915
Depreciation and Amortization	176,595	91,794	67,060
Amortization of Debt Issuance Costs	455,302	459,343	-
Accretion of Discount on Asset Retirement Obligations	21,755	8,082	1,030
Income Tax Provision (Benefit)	4,419,000	1,466,000	(830,000)
Issuance of Stock for Consulting Fees	-	-	49,875
Net Loss on Sale of Available for Sale Securities	58,524	-	381
Market Value adjustment of Derivative Instruments	14,545,477	363,414	(95,148)
Lease Incentives Received	-	-	91,320
Amortization of Deferred Rent	(18,573)	(18,573)	(17,026)
Share - Based Compensation Expense	3,566,133	1,213,292	105,375
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(15,008,636)	(4,996,070)	(2,028,941)
Increase (Decrease) in Other Receivables	-	874,453	(874,453)
Increase in Prepaid Expenses	(202,089)	(72,052)	(45,874)
Increase in Other Current Assets	(274,653)	(158,334)	-
Increase in Accounts Payable	42,080,670	4,484,724	1,821,556
Increase (Decrease) in Accrued Expenses	(314,148)	(953,098)	1,159,082
Net Cash Provided By Operating Activities	73,307,220	9,812,910	2,506,492

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Other Equipment and Furniture	(2,039,543)	(31,256)	(363,631)
Decrease (Increase) in Prepaid Drilling Costs	(11,771,616)	(1,449,485)	359,741
Proceeds from Sale of Oil and Gas Properties	297,877	-	468,609
Purchase of Available for Sale Securities	(48,679,264)	(24,106,294)	(3,800,524)
Proceeds from Sale of Available for Sale Securities	34,699,651	800,000	975,000
Purchase of Oil and Gas Properties	(180,400,555)	(47,061,666)	(37,997,157)
Net Cash Used For Investing Activities	(207,893,450)	(71,848,701)	(40,357,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Margin Loan	-	-	1,650,720
Payments on Line of Credit	(834,492)	(816,228)	-
Advances on Revolving Credit Facility	5,300,000	29,750,000	-
Repayments on Revolving Credit Facility	(5,300,000)	(29,750,000)	-
Cash Paid for Listing Fee	-	-	(65,000)
Proceeds from Derivatives	-	-	95,148
Increase (Decrease) in Subordinated Notes, net	(500,000)	500,000
Debt Issuance Costs Paid	(395,355)	(1,190,061)	-
Proceeds from the Issuance of Common Stock - Net of Issuance Costs	282,193,406	68,994,736	25,904,858
Proceeds from Exercise of Stock Options	-	-	933,800
Net Cash Provided by Financing Activities	280,463,559	67,488,447	28,519,526

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	145,877,329	5,452,656	(9,331,944)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6,233,372	780,716	10,112,660

CASH AND CASH EQUIVALENTS – END OF PERIOD	$152,110,701	$6,233,372	$780,716

	Year Ended December 31,
	2010	2009	2008 Adjusted *

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$169,232	$624,717	$-
Cash Paid During the Period for Income Taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$12,679,422	$1,115,738	$2,084,372
Payment of Consulting Fees through Issuance of Common Stock	$-	$-	$49,875
Payment of Compensation through Issuance of Common Stock	$8,733,215	$1,213,292	$105,375
Capitalized Asset Retirement Obligations	$232,258	$137,222	$60,407.00
Cashless Exercise of Stock Options	$-	$518,000	$-
Fair Value of Warrants Issued for Debt Issuance Costs	$-	$221,153	$-
Payment of Debt Issuance Costs through Issuance of Common Stock	$-	$475,200	$-

The accompanying notes are an integral part of these financial statements.

* See Note 2

NORTHERN OIL AND GAS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount
Balance – December 31, 2007	28,695,922	$28,696	$22,259,921	$-	$4,381,400)	$17,907,217

Issued 7,500 Common Shares to Roepke Communications for services	7,500	8	49,867	-	-	49,875

Issued 318,495 Common Shares for Leasehold Interest Gas Properties, LLC for Leasehold Interest (Value between $2.30 and $11.98 per Common Share)	318,495	319	2,084,053	-	-	2,084,372

Issued 20,000 Common Shares of Restricted Stock for employee services	20,000	20	(20)	-	-	-

Listing Fee Paid to American Stock Exchange	-	-	(65,000)	-	-	(65,000)

Issued Pursuant to Exercise of Options	260,000	260	933,540	-	-	933,800

Issued Pursuant to Exercise of Warrants	4,818,186	4,818	25,977,244	-	-	25,982,062

Warrant Exercise Costs	-	-	(77,204)	-	-	(77,204)

Stock Grant Compensation	-	-	105,375	-	-	105,375

Unrealized Losses on Auction Rate Securities	-	-	-	(240,774)	-	(240,774)

Income Tax Benefit from Options Exercised	-	-	425,000	-	-	425,000

Net Income - As Adjusted	-	-	-		2,424,340	2,424,340

Balance – December 31, 2008	34,120,103	$34,121	$51,692,776	$(240,774)	$(1,957,060)	$49,529,063

Warrants Issued Included for Debt Issuance Costs	-	-	221,153	-	-	221,153

Stock Grant Compensation	-	-	366,690	-	-	366,690

Net Change in Cash Flow Hedge Derivatives	-	-	-	(1,483,639)	-	(1,483,639)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount
Unrealized Gain on Short-Term Investments	-	-	-	(486,207)	-	(486,207)
Issued 180,000 shares as Debt Issuance Costs	180,000	180	475,020	-	-	475,200

Issued 283,670 Shares as Compensation/Director Fees (Value between $2.84 and $9.70 per Common Share)	283,670	284	2,092,695	-	-	2,092,979

Sale of 2,250,000 Common Shares for $6.00 Per Share	2,250,000	2,250	13,497,750	-	-	13,500,000

Sale of 6,500,000 Common Shares for $9.12 Per Share	6,500,000	6,500	59,273,500	-	-	59,280,000

Issued 128,907 Common Shares for Leasehold Interest (Value between $4.25 and $11.46 per Common Share)	128,097	128	1,115,610	-	-	1,115,738

Repurchase of 2,084 Common Shares	(2,084)	(2)	(20,213)	-	-	(20,215)

Costs of Capital Raise	-	-	(3,785,264)	-	-	(3,785,264)

Issued 361,330 Common Shares of Restricted Stock	361,330	361	(361)	-	-	-

Repurchase of 52,061 Common Shares	(52,061)	(52)	(517,948)	-	-	(518,000)

Issued Pursuant to Exercise of Options	100,000	100	517,900	-	-	518,000

Share Adjustment Related to Kentex Transaction	41,989	42	(42)	-	-	-

Income Tax Provision for Share Based Compensation	-	-	(45,000)	-	-	(45,000)

Net Income	-	-	-	-	2,798,952	2,798,952

Balance - December 31, 2009	43,911,044	$43,912	$124,884,266	$(2,210,620)	$841,892	$123,559,450

Stock Grant Compensation	-	-	4,439,101	-	-	4,439,101

Net Change in Cash Flow Hedge Derivatives	-	-	-	711,554	-	711,554

Net Change in Unrealized Gain(Loss) on Short-term Investments	-	-	-	553,135	-	553,135

Issued 213,075 Shares as Compensation (Value between $12.32 and $22.85 per Common Share)	213,075	211	4,293,903	-	-	4,294,114

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	Amount

Sale of 5,750,000 Common Shares for $14.40 Per Share	5,750,000	5,750	82,794,250	-	-	82,800,000

Sale of 10,292,500 Common Shares for $20.25 Per Share (Net of Underwriting Fee of $8,336,925)	10,292,500	10,293	200,075,907	-	-	200,086,200

Issued 882,491 Common Shares for Leasehold Interest (Value between $9.67 and $16.80 per Common Share)	882,491	883	12,678,539	-	-	12,679,422

Cost of Capital Raises	-	-	(692,794)	-	-	(692,794)

Issued 1,058,000 Common Shares of Restricted Stock	1,058,000	1,058	(1,058)	-	-	-

Issued Pursuant to Cashless Exercise of Stock Options	22,314	22	(22)	-	-	-

Income Tax Provision for Share Based Compensation	-	-	12,000	-	-	12,000

Net Income	-	-	-	-	6,917,300	6,917,300

Balance - December 31, 2010	$62,129,424	$62,129	$428,484,092	$(945,931)	$7,759,192	$435,359,482

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)–Improving Disclosures about Fair Value Measurements, which requires new disclosures and clarifies existing disclosure requirements related to fair value measurements. The new standard requires additional disclosures related to (i) the amounts of significant transfers between Level 1 and Level 2 fair value measurements and the reasons for the transfers, (ii) the reasons for any transfers in or out of Level 3 measurements, and (iii) the presentation of information in the rollforward of recurring Level 3 measurements about purchases, sales, issuances, and settlements on a gross basis. The new standard was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the gross presentation of purchases, sales, issuances, and settlements in the Level 3 rollforward. Those disclosures, which are not expected to have a material impact on the Company’s financial statements, are effective for fiscal years beginning after December 15, 2010 and will be incorporated into the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2011.

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

The following is a summary of our short-term investments as of December 31, 2010:

	Cost at December 31, 2010	Unrealized (Loss)	Fair Market Value at December 31, 2010
United States Treasuries	$40,009,546	$(282,846)	$39,726,700

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

Unproved Properties

The Company’s unproved properties not being amortized comprise approximately 131,945 net acres of undeveloped leasehold interests. The Company believes that the majority of our unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.

Excluded costs for unproved properties are accumulated by year. Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired. The Company anticipates these excluded costs will be included in the depletion computation over the next five years. The Company is unable to predict the future impact on depletion rates. The following is a summary of capitalized costs excluded from depletion at December 31, 2010 by year incurred

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

In January 2010, the Company agreed to issue 1,000 shares of Common Stock to an independent contractor of the Company. The shares were fully vested on the date of the grant. The fair value of the stock issued was $12,320 or $12.32 per share, based upon the market value of one share of common stock on the date the stock was obligated to be issued. The entire amount of this stock award was expensed in the year ended December 31, 2010.

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

The following table reflects the outstanding restricted stock awards and activity related thereto for the years ended December 31:

	Year Ended December 31, 2010,		Year Ended December 31, 2009,		Year Ended December 31, 2008,
	Number of Shares	Weighted- Average Price	Number Of Shares	Weighted- Average Price	Number Of Shares	Weighted- Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of the Year	325,330	$9.01	20,000	$7.03	-	$-
Shares Granted	1,058,000	$14.08	361,330	$8.49	20,000	$7.03
Lapse of Restrictions	(247,708)	$11.11	(56,000)	$4.91	-	$-
Restricted Shares Outstanding at the End of the Year	1,135,622	$13.28	325,330	$9.01	20,000	$7.03

NOTE 7	RELATED PARTY TRANSACTIONS

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

The components of the Company’s deferred tax asset (liability) were as follows:

	Year Ended December 31,
	2010	2009
Deferred Tax Assets (Liability)
Current:
Share Based Compensation (Options)	$600,000	$774,000
Share Based Compensation (Restricted Stock)	127,000	(91,000)
Unrealized Investment Losses	4,414,000	1,231000
Accrued Payroll	-	288,000
Other	(41,000)	(145,000)
Current	5,100,000	2,057,000

Non-Current:
Net Operating Loss Carryforwards (NOLs)	23,987,000	7,583,000
Fixed Assets	(8,341,000)	(2,646,000)
Dry Well Write Off	(36,000)	(36,000)
Unrealized Investment Losses	1,939,000	395,000
Depletion	7,532,000	1,562,000
Intangible Drilling Costs	(34,432,000)	(7,955,000)
Sale of Land Lease Rights	155,000	117,000
Other	29,000	58,000
Non-Current	(9,167,000)	(922,000)

Total Deferred Tax Assets (Liabilities)	(4,067,000)	1,135,000
Less: Valuation Allowance	-	-

Net Deferred Tax Asset (Liability)	$(4,067,000)	1,135,000

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

See Note 10 for a rollforward of the Asset Retirement Obligation.

NOTE 14   FINANCIAL INSTRUMENTS

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, short term investments, accounts payable and line of credit. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and line of credit approximate fair value because of their immediate or short-term maturities.

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

The net mark-to-market loss on the Company’s remaining swaps that qualified for cash flow hedge accounting at the date the decision was made to discontinue hedge accounting totals $1,259,085 and $2,416,639 as of December 31, 2010 and 2009. The Company has recorded that amount as accumulated other comprehensive income in stockholders’ equity and the entire amount will be amortized into revenues as the original forecasted hedged crude oil production occurs in the following periods.

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

At December 31, 2010 and 2009, the Company had derivative financial instruments under FASB ASC 815-20-25 recorded on the consolidated balance sheet as set forth below:

Type of Contract	Balance Sheet Location	December 31, 2010 Estimated Fair Value	December 31, 2009 Estimated Fair Value
Derivatives Designated as Hedging Instruments
Derivative Assets:
Oil Contracts	Other current assets	$-	$96,163
Oil Contracts	Other non-current assets	-	-
Total Derivative Assets		$-	$96,163

Derivative Liabilities:
Oil Contracts	Other current liabilities	$(11,145,318)	$(1,402,910)
Oil Contracts	Other non-current liabilities	(5,022,657)	(1,473,306)
Total Derivative Liabilities		$(16,167,975)	$(2,876,216)

The following disclosures are applicable to our financial statements, as of December 31, 2010 and December 31, 2009:

	Location of Gain /(Loss) for Effective and Ineffective Portion of Derivative in Income	Amount of Gain/(Loss) Reclassified from AOCI into Income

Derivative Type		Year Ended December 31, 2010	Year Ended December 31, 2009
Commodity-Cash Flow	Gain (Loss) on Settled Derivatives	$(1,157,554)	$(363,414)

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

	Natural Gas (MCF)	Oil (BBLS)
Proved Developed and Undeveloped Reserves at December 31, 2008	216,451	727,665

Revisions of Previous Estimates	(27,820)	(93,819)
Extensions, Discoveries and Other Additions	1,619,597	5,456,261
Production	(47,305)	(274,528)

Proved Developed and Undeveloped Reserves at December 31, 2009	1,760,923	5,815,579

Revisions of Previous Estimates	625,103	514,899
Extensions, Discoveries and Other Additions	8,298,347	8,513,064
Production	(234,411)	(849,845)

Proved Developed and Undeveloped Reserves at December 31, 2010	10,449,962	13,993,697

Proved Developed Reserves at December 31, 2008	216,451	727,665
Proved Developed Reserves at December 31, 2009	727,237	2,247,718
Proved Developed Reserves at December 31, 2010	3,513,427	5,840,745

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

The twelve month average prices for the year ended December 31, 2010, December 31, 2009 and year-end spot prices at December 31, 2008 were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves. The prices for the Company’s reserve estimates were as follows:

	Natural Gas MCF	Oil Bbl
December 31, 2010 (Spot Price)	$5.04	$70.46
December 31, 2009 (Average)	$3.93	$53.00
December 31, 2008 (Average)	$5.80	$38.60

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum follow:

	Year Ended December 31,
	2010	2009	2008
Beginning of Period	$67,806,561	$11,786,054	$-
Sales of Oil and Natural Gas Produced, Net of Production Costs	(50,721,827)	(13,116,475)	(3,268,858)
Extensions and Discoveries	185,403,280	74,946,755	19,967,182
Previously Estimated Development Cost Incurred During the Period	3,350,016	1,321,948	-
Net Change of Prices and Production Costs	88,564,348	4,352,381	(3,660,754)
Change in Future Development Costs	(3,003,304)	-	(1,251,516)
Revisions of Quantity and Timing Estimates	(3,237,346)	(1,650,626)	-
Accretion of Discount	8,781,249	1,178,605	-
Change in Income Taxes	(104,428,302)	(20,005,322)	-
Purchase of Reserves in Place	-	9,579,951	-
Other	(1,431,520)	(586,710)	-
End of Period	$191,083,155	$67,806,561	$11,786,054

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years end December 31, 2010, 2009, and 2008 is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2010
Revenue	$7,221,514	$16,231,773	$9,883,821	$11,221,992
Expenses	4,596,936	6,133,565	8,159,485	14,163,826
Income from Operations	2,624,578	10,098,208	1,724,336	(2,941,834)
Other Income (Expense)	(87,948)	(144,342)	(117,110)	180,412
Income Tax Provision	977,000	3,833,000	620,000	(1,011,000)
Net Income	1,559,630	6,120,866	987,226	(1,750,422)
Net Income Per Common Share – Basic	0.04	0.12	0.02	(0.03)
Net Income Per Common Share – Diluted	0.04	0.12	0.02	(0.03)

	Quarter Ended
	March 31,	June 30,	September 30,
	Adjusted **	Adjusted **	Adjusted **	December 31,
2009
Revenue	$658,268	$2,275,084	$4,855,972	$6,432,175
Expenses	1,047,614	1,437,445	2,530,315	5,077,164
Income (Loss) from Operations	(389,346)	837,639	2,325,657	1,355,011
Other Income (Expense)	(43,527)	(139,243)	321,589	(2,828)
Income Tax Provision (Benefit)	(174,000)	280,000	1,059,000	301,000
Net Income (Loss)	(258,873)	418,396	1,588,246	1,051,183
Net Income (Loss) Per Common Share – Basic	(0.01)	0.01	0.04	0.03
Net Income (Loss) Per Common Share – Diluted	(0.01)	0.01	0.04	0.03

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	Adjusted**	Adjusted**	Adjusted**	Adjusted**
2008
Revenue	$287,029	$764,528	$1,362,655	$1,907,667
Expenses	570,575	548,849	600,213	1,391,793
Income (Loss) from Operations	(283,546)	215,679	762,442	515,874
Other Income	96,269	95,424	155,121	37,077
Income Tax Provision (Benefit)	-	-	-	(830,000)
Net Income (Loss)	(187,277)	311,103	917,563	1,382,951
Net Income (Loss) Per Common Share – Basic and Diluted	(0.01)	0.01	0.03	0.03

** In 2009, the Company changed its method of accounting for drilling costs. As required by generally accepted accounting principles the impact of the change in accounting has been applied retrospectively to all periods presented.