Form 10-Q
period 2011-09-30
NORTHERN OIL & GAS, INC.
filed 2011-11-09
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐ No ☒

As of November 1, 2011, there were 63,167,132 shares of our common stock, par value $0.001, outstanding.

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

“MMcf” – million cubic feet of gas.

Terms used to describe our interests in wells and acreage:

“Completion” means the process of treating a drilled well followed by the installation of permanent equipment for the production of crude oil and/or natural gas.

“Conventional play” is an area that is believed to be capable of producing crude oil and natural gas occurring in discrete accumulations in structural and stratigraphic traps.

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

“Held by production” is a provision in an oil and gas lease that extends a company’s right to operate a lease as long as the property produces a minimum quantity of oil and gas.

i

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

“Productive well” is an exploratory or a development well that is capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

“Unconventional play” is an area believed to be capable of producing curde oil and/or natural gas occurring in cumulations that are regionally extensive but require recently developed technologies to achieve profitability.  These areas tend to have low permeability and may be closely associated with source rock as this is the case with oil and gas shale, tight oil and gas sands and coal bed methane.

“Undeveloped acreage” means those leased acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of crude oil and natural gas, regardless of whether or not such acreage contains proved reserves.  Undeveloped acreage includes net acres under the bit until a productive well is established in the spacing unit.

“Working interest” means the right granted to the lessee of a property to explore for and to produce and own crude oil, natural gas, or other minerals.  The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

ii

NORTHERN OIL AND GAS, INC.
FORM 10-Q

September 30, 2011

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(UNAUDITED)

ASSETS
	September 30,	December 31,
	2011	2010
CURRENT ASSETS
Cash and Cash Equivalents	$8,265,649	$152,110,701
Trade Receivables	44,561,467	22,033,647
Prepaid Drilling Costs	28,016,106	13,225,650
Prepaid Expenses	457,492	345,695
Other Current Assets	290,306	475,967
Derivative Asset	8,475,550	-
Short - Term Investments	-	39,726,700
Deferred Tax Asset	-	5,100,000
Total Current Assets	90,066,570	233,018,360

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	400,904,005	158,846,475
Unproved	146,459,279	136,135,163
Other Property and Equipment	2,660,240	2,479,199
Total Property and Equipment	550,023,524	297,460,837
Less - Accumulated Depreciation and Depletion	48,329,024	22,152,356
Total Property and Equipment, Net	501,694,500	275,308,481

DERIVATIVE ASSET	2,881,377	-

DEBT ISSUANCE COSTS	1,329,302	1,367,124

Total Assets	$595,971,749	$509,693,965

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$52,519,516	$48,500,204
Accrued Expenses	2,960,868	2,829
Derivative Liability	-	11,145,319
Other Liabilities	18,574	18,574
Deferred Tax Liability	2,531,000	-
Total Current Liabilities	58,029,958	59,666,926

LONG-TERM LIABILITIES
Revolving Credit Facility	15,000,000	-
Derivative Liability	-	5,022,657
Other Noncurrent Liabilities	744,106	477,900
Deferred Tax Liability	27,699,000	9,167,000
Total Long-Term Liabilities	43,443,106	14,667,557

Total Liabilities	101,473,064	74,334,483

COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.001; 5,000,000Authorized, No Shares Outstanding	-	-
Common Stock, Par Value $.001; 95,000,000 Authorized, (9/30/2011 -63,155,424 Shares Outstanding and 12/31/2010 – 62,129,424 Shares Outstanding)	63,155	62,129
Additional Paid-In Capital	444,937,243	428,484,092
Retained Earnings	49,751,472	7,759,192
Accumulated Other Comprehensive Loss	(253,185)	(945,931)
Total Stockholders' Equity	494,498,685	435,359,482

Total Liabilities and Stockholders' Equity	$595,971,749	$509,693,965

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES
Oil and Gas Sales	$43,680,619	$15,541,520	$106,203,904	$35,575,240
(Loss) Gain on Settled Derivatives	(1,824,719)	776,010	(10,695,006)	902,946
Mark-to-Market Gain (Loss) of Derivative Instruments	27,105,400	(6,449,577)	26,675,003	(3,189,194)
Other Revenue	88,738	15,868	218,984	48,116
Total Revenues	69,050,038	9,883,821	122,402,885	33,337,108

OPERATING EXPENSES
Production Expenses	3,910,859	1,084,769	8,542,761	1,978,526
Production Taxes	4,261,407	1,604,608	10,188,308	3,274,751
General and Administrative Expense	4,073,988	1,624,071	10,113,995	5,242,582
Depletion of Oil and Gas Properties	10,749,384	3,767,712	25,962,463	8,252,153
Depreciation and Amortization	75,597	60,300	214,205	111,197
Accretion of Discount on Asset Retirement Obligations	7,781	18,025	20,305	30,777
Total Expenses	23,079,016	8,159,485	55,042,037	18,889,986

INCOME FROM OPERATIONS	45,971,022	1,724,336	67,360,848	14,447,122

OTHER INCOME (EXPENSE)
Interest Expense	(182,499)	(145,182)	(425,687)	(455,704)
Interest Income	1,699	28,072	567,327	303,860
Gain (Loss) on Available for Sale Securities	-	-	215,092	(197,556)
Total Other Income (Expense)	(180,800)	(117,110)	356,732	(349,400)

INCOME BEFORE INCOME TAXES	45,790,222	1,607,226	67,717,580	14,097,722

INCOME TAX PROVISION	17,173,000	620,000	25,725,300	5,430,000

NET INCOME	$28,617,222	$987,226	$41,992,280	$8,667,722

Net Income Per Common Share – Basic	$0.46	$0.02	$0.68	$0.18

Net Income Per Common Share – Diluted	$0.46	$0.02	$0.68	$0.18

Weighted Average Shares Outstanding – Basic	61,919,641	51,519,732	61,708,537	48,544,749

Weighted Average Shares Outstanding – Diluted	62,265,502	52,145,181	62,114,115	49,127,706

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$41,992,280	$8,667,722
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depletion of Oil and Gas Properties	25,962,463	8,252,153
Depreciation and Amortization	214,205	111,197
Amortization of Debt Issuance Costs	286,969	366,729
Accretion of Discount on Asset Retirement Obligations	20,305	30,777
Deferred Income Taxes	25,723,000	5,430,000
Net (Gain) Loss on Sale of Available for Sale Securities	(215,092)	197,556
Unrealized (Gain) Loss on Derivative Instruments	(26,675,003)	3,189,194
Amortization of Deferred Rent	(13,931)	(13,930)
Share - Based Compensation Expense	5,552,245	2,730,779
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(22,527,820)	(10,816,333)
Increase in Prepaid Expenses	(111,797)	(274,307)
Decrease (Increase) in Other Current Assets	185,661	(102,534)
Increase in Accounts Payable	(1,028,434)	8,666,764
Decrease (Increase) in Accrued Expenses	20,815	(123,153)
Net Cash Provided By Operating Activities	49,385,866	26,312,614

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Other Equipment and Furniture	(181,041)	(1,956,087)
Increase in Prepaid Drilling Costs	(14,790,456)	(5,598,781)
Proceeds from Sale of Oil and Gas Properties	5,027,162	237,877
Purchase of Available for Sale Securities	(18,381,690)	-
Proceeds from Sale of Available for Sale Securities	58,606,328	25,890,901
Purchase of Oil and Gas Properties and Development Capital Expenditures	(239,762,074)	(92,812,276)
Net Cash Used For Investing Activities	(209,481,771)	(74,238,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Line of Credit	-	(834,492)
Advances on Revolving Credit Facility	21,000,000	5,300,000
Payments on Revolving Credit Facility	(6,000,000)	(5,300,000)
Repayment of Subordinated Notes	-	(100,000)
Debt Issuance Costs Paid	(249,147)	(386,179)
Proceeds from Exercise of Warrants	1,500,000	-
Proceeds from Issuance of Common Stock - Net of Issuance Costs	-	82,500,000
Net Cash Provided by Financing Activities	16,250,853	81,179,329
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(143,845,052)	33,253,577

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	152,110,701	6,233,372

CASH AND CASH EQUIVALENTS – END OF PERIOD	$8,265,649	$39,486,949

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$17,965	$169,232
Cash Paid During the Period for Income Taxes	$2,300	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$-	$12,679,422
Payment of Compensation through Issuance of Common Stock	$17,391,413	$5,956,526
Capitalized Asset Retirement Obligations	$259,832	$151,009

The accompanying notes are an integral part of these condensed financial statements

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

The Company participates on a heads up basis proportionate to its working interest in declared drilling units. As of September 30, 2011, the Company’s principal assets included approximately 160,000 net acres located in the northern region of the United States, of which the Company held leasehold interests on approximately 158,000 net mineral acres in the Williston Basin targeting the Bakken and Three Forks formations. The Company continues to expand its position through aggressive acquisition and leasing programs.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to fifteen years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.  Depreciation expense was $214,205 and $111,197 for the nine months ended September 30, 2011 and 2010, respectively.

Debt Issuance Costs

The Company has incurred direct costs related to the revolving credit facility (see Note 8) of $2.5 million.  The debt issuance costs are being amortized over the term of the credit facility.

The amortization of debt issuance costs for the nine months ended September 30, 2011 and 2010 was $286,969 and $366,729, respectively.

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

Revenue Recognition and Natural Gas Balancing

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of September 30, 2011 and December 31, 2010, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

Stock-Based Compensation

The Company records expense associated with the fair value of stock-based compensation.  For fully vested stock and restricted stock grants the Company calculates the stock based compensation expense based upon estimated fair value on the date of grant.  For stock options, the Company uses the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. No valuation allowance has been recorded as of September 30, 2011 and December 31, 2010.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding – basic	61,919,641	51,519,732	61,708,537	48,544,749
Plus: Potentially dilutive common shares
Stock options, warrants, and restricted stock	345,861	625,449	405,578	582,957
Weighted average common shares outstanding – diluted	62,265,502	52,145,181	62,114,115	49,127,706
Restricted stock excluded from EPS due to the anti-dilutive effect	44,242	-	37,065	-

Full Cost Method

The Company follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred. The Company capitalized $13.4 million and $4.1 million of internal costs and $0 and $60,000 of interest for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the Company held leasehold interests on acreage in Sheridan County, Montana with primary targets including the Red River and Mission Canyon. The Company held leasehold interest on acreage in Billings, Burke, Divide, Dunn, Golden Valley, McKenzie, McLean, Mercer, Mountrail, Stark and Williams Counties, North Dakota and in Richland and Roosevelt Counties, Montana targeting the Bakken and Three Forks formations as well as acreage in Yates County, New York that is prospective for Trenton/Black River, Marcellus and Queenstown-Medina natural gas production.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  The Company received $5.0 million of proceeds from property sales in the nine months ended September 30, 2011, which was credited to the full cost pool.

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers on at least an annual basis.  In interim periods, the Company’s management estimates depletion taking into account estimated additional reserves and future development costs, as well as other variables.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the nine months ended September 30, 2011, the Company included $8.1 million of costs related to expired leases in, Richland County, Montana; Burke County, Dunn County and Mountrail County, North Dakota; and Yates County, New York, which costs are subject to the depletion calculation.  Of the 24,112 net acres that expired in the nine months ended September 30, 2011, 13,884  net acres were prospective for the Bakken and Three Forks formations that the Company did not renew, extend or save by any other lease savings clause.  The remainder of the acreage consisted of 10,228 net acres in Sheridan County, Montana and Yates County, New York that the company did not renew, extend or save by any other lease savings clause.

Capitalized costs of crude oil and natural gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved crude oil and natural gas reserves plus the cost of unproved properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the 12-month average price of crude oil and natural gas to estimated future production of proved crude oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.  As of September 30, 2011, the Company has not realized any impairment of its properties.

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

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, the Company de-designated all derivatives that were previously classified as cash flow hedges and in addition, the Company has elected not to designate any subsequent derivative contracts as accounting hedges.  As such, all derivative positions are carried at their fair value on the condensed balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to Gain (Loss) on Settled Derivatives and unrealized gains or losses are recorded to Mark-to-Market of Derivative Instruments on the condensed statement of operations rather than as a component of Accumulated Other Comprehensive Income (Loss) or Other Income (Expense).  See Note 13 for a description of the derivative contracts which the Company executed during 2011 and 2010.

Prior to November 1, 2009, the Company, at the inception of a derivative contract, designated the derivative as a cash flow hedge.  For all derivatives designated as cash flow hedges, the Company formally documented the relationship between the derivative contract and the hedged items, as well as the risk management objective for entering into the derivative contract.  To be designated as a cash flow hedge transaction, the relationship between the derivative and the hedged items must be highly effective in achieving the offset of changes in cash flows attributable to the risk both at the inception of the derivative and on an ongoing basis.  The Company historically measured hedge effectiveness on a quarterly basis and hedge accounting would be discontinued prospectively if it determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item.  Gains and losses deferred in accumulated other comprehensive income related to cash flow hedge derivatives that become ineffective remain unchanged until the related production is delivered.  If the Company determines that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the derivative are recognized in earnings immediately.

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

NOTE 3     SHORT-TERM INVESTMENTS

All United States Treasuries that are included in short-term investments are considered available-for-sale and are carried at fair value.  The short-term investments are considered current assets due to their maturity term or the Company’s ability and intent to use them to fund current operations.  The unrealized gains and losses related to these securities are included in Accumulated Other Comprehensive Income (Loss).  The realized gains and losses related to these securities are included in Other Income (Expense) in the condensed statements of operations.  For the nine months ended September 30, 2011, the Company realized gains of $215,092 on the sale of short-term investments.  For the nine months ended September 30, 2010, the Company realized losses of $197,556 on the sale of short-term investments.

The Company has no short-term investments as of September 30, 2011.

The following is a summary of the Company’s short-term investments as of December 31, 2010:

			Fair Market
	Cost at		Value at
	December 31,	Unrealized	December 31,
	2010	(Loss)	2010
United States Treasuries	$40,009,546	$(282,846)	$39,726,700

NOTE 4     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Each of these costs contributed to the Company’s approximate $252.4 million increase in crude oil and natural gas properties during the nine months ended September 30, 2011.

Acquisitions

For the nine months ended September 30, 2011, the Company completed acreage acquisitions involving properties spanning across the following counties of North Dakota:  Billings, Burke, Divide, Dunn, Golden Valley, Mclean, McKenzie, Mountrail, Stark and Williams and Richland and Roosevelt counties of Montana.  The Company generally values acreage subject to near-term drilling activities on a lease-by-lease basis because it believes each lease’s contribution to a subject spacing unit is best assessed on that basis if development timing is sufficiently clear.  Consistent with that approach, the majority of the Company’s acreage acquisitions involve properties that are “hand-picked” by the Company on a lease-by-lease basis for their contribution to a well expected to be spud in the near future, and the subject leases are then aggregated to complete one single closing with the transferor.  As such, the Company generally views each acreage assignment from brokers, landmen and other parties as involving several separate acquisitions combined into one closing with the common transferor for convenience.  However, in certain instances an acquisition may involve a larger number of leases presented by the transferors as a single package without negotiation on a lease-by-lease basis.  In those instances, the Company still reviews each lease on a lease-by-lease basis to ensure that the package as a whole meets its acquisition criteria and drilling expectations.

Divestitures

In November 2009, the Company agreed to participate in the exploration and development of Slawson Exploration Company, Inc.’s (“Slawson”) Anvil project in Roosevelt and Sheridan Counties, Montana and Williams County, North Dakota.  In April 2011, the Company sold its interest in the Anvil project for $5.0 million.  As of the date of sale, the Company’s cost basis in the Anvil project was $1.8 million.  The Company sold its interest in the project along with Slawson, who also desired to sell its entire interest in the project.  Slawson had drilled and completed one well in the project area prior to the divestiture – the Mayhem #1-19H well – and the Company retained its interest in that wellbore in connection with the divestiture. The proceeds from the sale were applied to reduce the capitalized costs of oil and gas properties.

From time-to-time the Company may also trade leasehold interests with operators to balance working interests in spacing units to facilitate and encourage a more expedited development of the Company’s acreage.

Unproved Properties

As of September 30, 2011, the Company’s unproved properties not being amortized comprise approximately 124,000 net acres of undeveloped leasehold interests.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year. Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.

The Company had 178 gross (20.13 net) wells drilling, awaiting completion or completing as of September 30, 2011.  All properties that are not classified as proven properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion.  Once a property is classified as proven, all associated acreage and drilling costs are subject to depletion.

The Company historically has acquired its properties by purchasing individual or small groups of leases directly from mineral owners or from landmen or lease brokers, which leases historically have not been subject to specified drilling projects, and by purchasing lease packages in identified project areas controlled by specific operators.  The Company generally participates in drilling activities on a heads up basis by electing whether to participate in each well on a well-by-well basis at the time wells are proposed for drilling, with the exception of the defined drilling projects with Slawson described below.

As of September 30, 2011, the Company was participating in three defined drilling projects with Slawson covering an aggregate of approximately 15,000 net acres of leasehold interests held by the Company.  The Windsor project area includes approximately 3,300 net acres held by the Company, primarily located in Mountrail and surrounding counties of North Dakota.  The South West Big Sky project includes approximately 3,400 total net acres held by the Company in Richland County, Montana.  The Lambert project includes approximately 8,400 net acres held by the Company in Richland County, Montana.

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

In January 2011, CIT exercised the 300,000 warrants that were issued as part of a prior revolving credit facility.  Total proceeds from the exercise of these warrants were $1.5 million.

In January 2011, the Company issued 2,000 shares of Common Stock to two employees of the Company as compensation for their services.  The shares were fully vested on the date of the grant.  The fair value of the stock issued was approximately $56,000 or $27.98 per share, the market value of a share of common stock on the date the stock was issued.  The entire amount of this stock award was expensed in the nine months ended September 30, 2011.

In January 2011, the Company issued an aggregate of 15,265 shares of Common Stock to four executives of the Company as compensation for their services.  The shares were fully vested on the date of the grant.  The fair value of the stock issued was approximately $427,000 or $27.98 per share, the market value of a share of common stock on the date the stock was issued.  The entire amount of this stock award was expensed in the nine months ended September 30, 2011.

In January 2011, the Company issued 100,000 shares of Common Stock to two executives of the Company as partial consideration for the amendment and restatement of their employment agreements, which included the extension of non-compete terms from one to three years along with various other modifications.  The executives were fully vested in the shares on the date of the grant.  The fair value of the stock issued was approximately $2.8 million, or $27.98 per share, the market value of a share of common stock on the date the stock was issued.  The entire amount of this stock award was expensed in the nine months ended September 30, 2011.

In April 2011, the Company issued 1,000 shares of Common Stock to an employee of the Company as compensation for their services.  The shares were fully vested on the date of the grant.  The fair value of the stock issued was approximately $24,000 or $23.76 per share, the market value of a share of common stock on the date the stock was issued.  The entire amount of this stock award was expensed in the nine months ended September 30, 2011.

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

In August 2011, the Company issued 5,000 shares of Common Stock to five employees of the Company as compensation for their services.  The shares were fully vested on the date of the grant.  The fair value of the stock issued was approximately $89,000 or $17.81 per share, the market value of a share of common stock on the date the stock was issued.  The entire amount of this stock award was expensed in the nine months ended September 30, 2011.

In August 2011, the Company issued 10,000 shares of Common Stock to two board members of the Company as compensation for their services.  The shares were fully vested on the date of the grant.  The fair value of the stock issued was approximately $208,000 or $20.84 per share, the market value of a share of common stock on the date the stock was issued.  The entire amount of this stock award was expensed in the nine months ended September 30, 2011.

As of September 30, 2011, the Company had accrued bonuses of approximately $2.9 million based on the year to date results of operations in comparison to year-end bonus attainment expectations.  This includes, but is not limited to, operational metrics, such as increased well count, increased proven reserves, additional strategic acreage acquisitions, and various other targets.  Management anticipates these bonuses will be paid in the fourth quarter of 2011 through the issuance of shares of common stock.  The accrued bonuses as of September 30, 2011, are an estimate and are considered discretionary based on 2011 operations.  The Company’s Compensation Committee has approved a plan to grant bonuses and the bonus accrual is based on that plan, but the September 30, 2011 bonus accrual balance has not been approved by the Compensation Committee.  The Company expensed approximately $485,000 and $900,000 in share-based compensation related to this bonus accrual for the three and nine months ended September 30, 2011.  The remainder of bonus was capitalized into the full cost pool. The Company had accrued bonuses of approximately $405,000 and $2.2 million for the three and nine months ended September 30, 2010.  Approximately $190,000 and $950,000 were expensed in share-based compensation for the three and nine months ended September 30, 2010.  The bonuses accrued as of September 30, 2010 were paid in the fourth quarter of 2010 through the issuance of shares of common stock.

NOTE 6     RELATED PARTY TRANSACTIONS

The Company previously purchased leasehold interests from Gallatin Resources, LLC (“Gallatin”) in 2007. During the first nine months of 2011, the Company paid Gallatin a total of approximately $6,500 related to previously acquired leasehold interests.  Carter Stewart, one of the Company’s previous directors, owns a 25% interest in Gallatin.  Mr. Stewart resigned as a director of the Company on August 29, 2011.  Legal counsel for Gallatin informed the Company that Mr. Stewart does not have the power to control Gallatin Resources because each member of Gallatin has the right to vote on matters in proportion to their respective membership interest in the company and company matters are determined by a vote of the holders of a majority of membership interests.  Further, Mr. Stewart is neither an officer nor a director of Gallatin.  As such, Mr. Stewart does not have the ability to individually control company decisions for Gallatin.

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

Stock Option Awards

On November 1, 2007, the board of directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Incentive Stock Option Plan.  The Company granted options to purchase 500,000 shares of the Company’s common stock, to members of the board and options to purchase 60,000 shares of the Company’s common stock to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  As of September 30, 2011, options to purchase a total of 265,963 shares remain outstanding but unexercised.  The board of directors determined that no future grants will be made pursuant to the 2006 Incentive Stock Option Plan. All future stock compensation will be issued under the 2009 Equity Incentive Plan.

The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  The Company used the simplified method to determine the expected term of the options due to the lack of sufficient historical data.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options is recognized as compensation over the vesting period.  There have been no stock options granted in the nine months ended September 30, 2011 under the 2006 Stock Option Plan or the 2009 Equity Incentive Plan.

The following summarizes activities concerning outstanding options to purchase shares of the Company’s common stock as of and for the period ending September 30, 2011:

•	No options were exercised or forfeited in the nine months ended September 30, 2011.

•	No options expired during the nine months ended September 30, 2011.

•	Options covering 265,963 shares are exercisable and outstanding at September 30, 2011.

•
There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of September 30, 2011, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	There were no unvested options at September 30, 2011.

Warrants Granted February 2009

On February 27,  2009, in conjunction with the closing of a prior revolving credit facility, the Company issued CIT warrants to purchase a total of 300,000 shares of common stock exercisable at $5.00 per share.   The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued.  The fair value of the warrants is included in Debt Issuance Costs and is being amortized over the term of the facility.  CIT exercised the warrants in January 2011.

Restricted Stock Awards

During the nine months ended September 30, 2011, the Company issued 592,735 restricted shares of common stock as compensation to officers and employees of the Company, which were issued under the Plan. The restricted shares vest over various terms with all restricted shares vesting no later than January 1, 2014. As of September 30, 2011, there was approximately $18.4 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock.

The following table reflects the outstanding restricted stock awards and activity related thereto for the nine months ended September 30, 2011:

	Nine Months Ended September 30, 2011
	Number of Shares	Weighted-Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	1,135,622	$13.28
Shares Granted	592,735	$27.93
Lapse of Restrictions	(536,464)	$17.07
Restricted Shares Outstanding at September 30, 2011	1,191,893	$18.86

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

On August 8, 2011, the Company and Macquarie entered into a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”) governing the Company’s credit facility (the “Credit Facility”).  The Credit Facility provides that the aggregate maximum credit may be increased in the future to up to $500 million.  The Restated Credit Agreement provides for an initial borrowing base of $150 million, subject to the aggregate maximum credit amount then in effect.  Initially, the Restated Credit Agreement provided for an aggregate maximum credit amount of $25 million in principal amount of borrowings to be used as working capital for exploration and production operations. Such aggregate maximum credit amount may be increased, subject to the conditions set forth in the Restated Credit Agreement, but in no event to more than $500 million.  One of the conditions to any such increase would be an additional commitment of such funds by Macquarie or another lender.   Financing available under the facility is equal to the lesser of the aggregate maximum credit amount and the borrowing base.  The borrowing base of funds available under the Credit Facility will be redetermined semi-annually. The aggregate maximum credit amount under the Credit Facility is currently $100 million.  The Credit Facility terminates on May 26, 2014.  The Company had $15 million of borrowings under Credit Facility at September 30, 2011 and no borrowings at December 31, 2010. As of September 30, 2011 the Company’s borrowings were fixed at a rate of 2.73%.

The Company has the option to designate the reference rate of interest for each specific borrowing under the Credit Facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate (“LIBOR”) will bear interest at a rate equal LIBOR plus a spread ranging from 2.5% to 3.25% depending on the percentage of borrowings base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 2% to 2.5%, depending on the percentage of borrowing base that is currently advanced.  The Company has the option to designate either pricing mechanism.  Interest payments are due under the Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Credit Facility.

The applicable interest rate increases under the Credit Facility and the lenders may accelerate payments under the Credit Facility, or call all obligations due under certain circumstances, upon an event of default.  The Credit Facility references various events constituting a default, including, but not limited to, failure to pay interest on any loan under the Credit Facility, any material violation of any representation or warranty under the Restated Credit Agreement, failure to observe or perform certain covenants, conditions or agreements under the Restated Credit Agreement, a change in control of the Company, default under any other material indebtedness of the Company, bankruptcy and similar proceedings and failure to pay disbursements from lines of credit issued under the Credit Facility.  The Company was not in default on the Credit Facility as of September 30, 2011.

All of the Company’s obligations under the Credit Facility and the swap agreements with Macquarie are secured by a first priority security interest in any and all assets of the Company.

NOTE 9     ASSET RETIREMENT OBLIGATION

The Company has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities.  The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, with a corresponding increase in the carrying amount of the related long lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.  The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.

The following table summarizes the Company’s asset retirement obligation transactions recorded during the nine months ended September 30, 2011:

Nine Months Ended September 30, 2011
Beginning Asset Retirement Obligation	$459,326
Liabilities Incurred for New Wells Placed in Production	259,832
Accretion of Discount on Asset Retirement Obligations	20,305
Ending Asset Retirement Obligation	$739,462

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

The income tax provision for the nine months ended September 30, 2011 and 2010 consists of the following:

	Nine Months Ended September 30,
	2011	2010
Current Income Taxes	$2,300	$-
Deferred Income Taxes
Federal	21,813,000	4,580,000
State	3,910,000	850,000
Total Provision	$25,725,300	$5,430,000

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the nine months ended September 30, 2011, the Company did not recognize any interest or penalties in its condensed statement of operations, nor did it have any interest or penalties accrued in its condensed balance sheet at September 30, 2011 relating to unrecognized benefits.

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of September 30, 2011 and December 31, 2010.

	Fair Value Measurements at September 30, 2011 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset	$-	$8,475,550	$-
Commodity Derivatives – Non-Current Asset	$-	$2,881,377	$-
Total	$-	$11,356,927	$-

	Fair Value Measurements at December 31, 2010 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Liability	$-	$(11,145,318)	$-
Commodity Derivatives – Non-Current Liability	$-	$(5,022,657)	$-
Short-Term Investments (See Note 3)	$39,726,700	$-	$-
Total	$39,726,700	$(16,167,975)	$-

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine month period ended September 30, 2011.

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

The Company’s accounts receivable relate to crude oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  Management believes the Company’s accounts receivable at September 30, 2011 and December 31, 2010 do not represent significant credit risks as they are dispersed across many counterparties.  The Company has determined that no allowance for doubtful accounts is necessary at September 30, 2011 and December 31, 2010.

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

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, the Company de-designated all derivatives that were previously classified as cash flow hedges and, in addition, the Company has elected not to designate any subsequent derivative contracts as cash flow hedges.  Beginning on November 1, 2009, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period. Any realized gains and losses are recorded to Gain (Loss) on Settled Derivatives and unrealized gains or losses are recorded to Mark-to-Market of Derivative Instruments on the condensed statement of operations rather than as a component of other comprehensive income (loss) or other income (expense).

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

Crude Oil Derivative Contracts Cash-flow Hedges

Prior to November 1, 2009, all derivative positions that qualified for hedge accounting were designated on the date the Company entered into the contract as a hedge against the variability in cash flows associated with the forecasted sale of future crude oil production. The cash flow hedges were valued at the end of each period and adjustments to the fair value of the contract prior to settlement were recorded on the statement of stockholders’ equity as other comprehensive income. Upon settlement, the gain (loss) on the cash flow hedge was recorded as an increase or decrease in revenue on the condensed statement of operations. The Company reports average crude oil and natural gas prices and revenues including the net results of hedging activities.

The net mark-to-market loss on the Company's remaining swaps that qualified for cash flow hedge accounting at the date the decision was made to discontinue hedge accounting totals approximately $409,000 and $1.3 million as of September 30, 2011 and December 31, 2010, respectively.  The Company has recorded that amount as accumulated other comprehensive income in stockholders' equity and the entire amount will be amortized into revenues as the original forecasted hedged crude oil production occurs in the following periods.

For the Quarter Ended	Commodity Derivatives
December 31, 2011	$307,875
March 31, 2012	101,310
Total	$409,185

Crude Oil Derivative Contracts Cash-flow Not Designated as Hedges

The Company realized a loss on settled derivatives of $10,695,006 and $1,824,719 and a mark-to-market of derivative gain of $26,675,003 and $27,105,400 on derivative instruments for the nine and three months ended September 30, 2011, respectively.  The Company realized a gain on settled derivatives of $902,946 and $776,010 and a mark-to-market of derivatives loss of $3,189,194 and $6,449,577 on derivative instruments for the nine and three months ended September 30, 2010, respectively.

The following table reflects open commodity swap contracts as of September 30, 2011, the associated volumes and the corresponding weighted average NYMEX reference price.

Settlement Period	Oil (Barrels)	Fixed Price	Weighted Avg NYMEX Reference Price
Oil Swaps
10/01/11 - 02/29/12	9,000	$51.25	$79.46
10/01/11 - 12/31/11	4,500	66.15	79.36
10/01/11 - 12/31/11	12,000	82.60	79.38
10/01/11 - 12/31/11	4,500	84.25	79.38
10/01/11 - 12/31/11	13,749	80.90	79.38
10/01/11 - 12/31/11	22,500	88.00	79.39
10/01/11 - 06/30/12	150,751	80.00	80.19
10/01/11 - 06/30/12	302,000	81.50	79.95
10/01/11 - 06/30/12	87,000	85.50	80.00
01/01/12 - 12/31/12	376,000	95.15	81.56
01/01/12 - 12/31/12	240,000	100.00	81.15

As of September 30, 2011, the Company had a total volume on open commodity swaps of 1,222,000 barrels at a weighted average price of approximately $89.29.

The following table reflects the weighted average price of open commodity swap contracts as of September 30, 2011, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price
2011	207,000	$81.51
2012	1,015,000	90.87

In addition to the open commodity swap contracts the Company has entered into a costless collar.  The costless collars are used to establish floor and ceiling prices on anticipated crude oil and natural gas production.  There were no premiums paid or received by the Company related to the costless collar agreement.  The Company purchased put options at $85.00 per barrel and sold call options at $101.75 per barrel.  At September 30, 2011 the Company has 108,000 barrels of crude oil collared between $85.00 and $101.75.  The costless collar amounts settle between October 2011 and December 2011.  See Note 16 regarding additional derivative activity subsequent to quarter end.

At September 30, 2011 and December 31, 2010, the Company had derivative financial instruments recorded on the balance sheet as set forth below:

Type of Contract	Balance Sheet Location	September 30, 2011 Estimated Fair Value	December 31, 2010 Estimated Fair Value

Derivative Assets:
Oil Contracts	Other current assets	$8,866,037	$-
Oil Contracts	Other non-current assets	2,881,377	-
Total Derivative Assets		$11,747,414	$-

Derivative Liabilities:
Oil Contracts	Other current assets	$(390,487)	$(11,145,318)
Oil Contracts	Other non-current liabilities	-	(5,022,657)
Total Derivative Liabilities		$11,356,927	$(16,167,975)

The following disclosures are applicable to the Company’s financial statements, as of September 30, 2011 and  2010:

	Location of Loss	Amount of Loss Reclassified from
	for Effective and	AOCI into Income
	Ineffective	Three Months Ended		Nine Months Ended
	Portion of Derivative	September 30,		September 30,
Derivative Type	In Income	2011	2010	2011	2010
Commodity - Cash Flow	Loss on Settled Derivatives	$295,950	$309,025	$849,900	$812,075

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

For the periods indicated, comprehensive income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$28,617,222	$987,226	$41,992,280	$8,667,722
Unrealized gains on Marketable Securities (net of tax of $109,000 and $459,000 for the nine months ended September 30, 2011 and 2010)	-	-	173,846	725,981
Reclassification of derivative instruments included in income (net of tax of $119,000 and $119,000 for the three months ended September 30, 2011 and 2010 and $331,000 and $314,000 for the nine months ended September 30, 2011 and 2010)	176,950	190,025	518,900	498,075
Comprehensive income net	$28,794,172	$1,177,251	$42,685,026	$9,891,778

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

NOTE 16     SUBSEQUENT EVENTS

In addition to the open commodity swap contracts and costless collars (see Note 13), the Company entered into an additional costless collar on October 28, 2011.  The Company utilizes costless collars to establish floor and ceiling prices on anticipated crude oil and natural gas production.  The Company did not pay or receive any premiums related to the costless collar agreement.  The Company purchased put options at $85.00 per barrel and sold call options at $95.25 per barrel when it initiated the additional costless collar.  As such, at October 31, 2011 the Company had 216,116 barrels of crude oil collared between $85.00 and $95.25 in addition to the Company’s other costless collars in place at September 30, 2011.  These additional costless collar amounts settle between November 2011 and December 2012.

The Company entered into an additional costless collar on November 7, 2011.  The Company purchased put options at $85.00 per barrel and sold call options at $98.00 per barrel when it initiated the additional costless collar.  As such, the Company has 760,794 barrels of crude oil collared between $85.00 and $98.00 in addition to the Company’s other costless collars in place.  These additional costless collar amounts settle between January 2013 and December 2013.

In connection with preparing the unaudited financial statements for the nine months ended September 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events, except for what has been disclosed above, which required recognition or disclosure in the financial statements.

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

We control approximately 158,000 net acres in the Williston Basin targeting the Bakken and Three Forks formations.  We have no material lease expirations until the first half of 2012, and continue to expand our position through acquisition and leasing programs.  As of November 4, 2011, we had approximately 58,000 net acres developed or under the bit, which represents approximately 37% of Northern Oil’s total Bakken and Three Forks acreage position at September 30, 2011.

Our average daily production in the third quarter of 2011 was approximately 5,900 BOE per day (“BOEPD”).  September 2011 daily production averaged approximately 7,000 BOEPD.  Third quarter 2011 production consisted of approximately 93% crude oil and 7% associated natural gas and other liquids.

We have maintained a 100% drilling success rate in the Williston Basin Bakken and Three Forks trends since the company’s inception.

Our capital expenditures relating to drilling activities approximated $182 million for the nine months ending September 30, 2011 and are expected to approximate $260 million for the entire 2011 year based on wells currently drilling and expected to spud by 2011 year-end.

Acquisition Activity

During the third quarter of 2011, we acquired leasehold interests covering an aggregate of approximately 6,300  net acres for an average of approximately $1,880  per net acre for an aggregate of $11.8 million.  Of the acquired net acres in the third quarter, approximately 81% was permitted, or spaced for permit at the end of the third quarter of 2011.   For the nine months ended September 30, 2011, we have acquired approximately 30,600 net acres at an aggregate price of $55.7 million, or an average price of approximately $1,820 per net acre.

Completion Activity

During the third quarter of 2011, we continued to experience delays in fracture stimulation appointments for wells across all operators with whom we participate.  We believe this trend has been driven primarily by weather delays earlier in the year, and increases in the inventory of wells awaiting fracture stimulation throughout the Williston Basin.  Additionally, constraints in moving fracture stimulation supplies, such as frac sand, into the field have delayed well completions on occasion in the past.  We do not expect that this will affect the pace of drilling.  However, delays in fracture stimulation have the effect of delaying production additions.

Divestiture Activity

In November 2009, we agreed to participate in the exploration and development of Slawson’s Anvil project in Roosevelt and Sheridan Counties, Montana and Williams County, North Dakota.  In April 2011, we sold our interest in the Anvil project for $5.0 million along with Slawson, who also desired to sell its entire interest in the project.  As of the date of sale, the Company’s cost basis in the Anvil project was $1.8 million.  Slawson had drilled and completed one well in the project area prior to the divestiture –the Mayhem #1-19H well – and we retained our interest in that wellbore in connection with the divestiture. The proceeds from the sale under the agreement were applied to reduce the capitalized costs of our oil and gas properties.

From time-to-time we may also trade leasehold interests with operators to balance working interests in spacing units to facilitate and encourage a more expedited development of our acreage.

2011 Drilling Activity

We are participating in numerous drilling activities on properties presently owned and intend to drill or develop other properties acquired in the future.  During the third quarter of 2011, we added production from 88 gross (5.7 net) wells.  During the nine months ending September 30, 2011, we added production from 216 gross (17.4 net) wells.  We are currently participating in 201 gross (22.8 net) Bakken or Three Forks wells drilling, awaiting completion or completing in which we are participating with a working interest as of November 4, 2011.

During the third quarter we spud approximately 9 net wells.  From October 1, 2011 through November 4, 2011, we have spud an additional 5 net wells, bringing the cumulative net wells spud in 2011 to 31 through November 4, 2011.  We reaffirm that we expect to spud at least 40 net wells in 2011.

We continue to develop our core Bakken and Three Forks acreage position at an accelerating pace.  According to the North Dakota Industrial Commission, 195 rigs are actively drilling in North Dakota as of November 4, 2011.  Approximately 7 rigs are actively drilling in Montana as of November 4, 2011.  The significant rig increase in the play continues to accelerate the development of Northern Oil’s core acreage position.

As of September 30, 2011, we had a working interest in a total of 705 gross (63.74 net) wells that were either drilling, awaiting completion, completing or producing, consisting of 527 gross (43.6 net) wells producing and 178 gross (20.13 net) wells drilling, awaiting completion or completing.  Permits continue to be issued for spacing units in which we have undeveloped acreage interests within North Dakota and Montana.

Production History

The following table presents information about our produced crude oil and natural gas volumes during the three month and nine month periods ended September 30, 2011, compared to the three month and nine month periods ended September 30, 2010.  As of September 30, 2011, we were selling crude oil and natural gas from a total of 527 gross (43.6 net) wells, compared to 256 gross (20.1 net) wells at September 30, 2010.  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	% Change	2010	2011	% Change	2010
Net Production:
Oil (Bbl)	491,646	104%	240,717	1,203,057	128%	526,672
Natural Gas (Mcf)	220,298	290%	56,472	497,131	291%	127,006
Barrel of Oil Equivalent (Boe)	528,362	111%	250,129	1,285,912	135%	547,840

Average Sales Prices:
Oil (per Bbl)	$85.24	28%	$66.42	$88.11	29%	$68.13
Effect of settled oil derivatives on average price (per Bbl)	(3.71)	(215)%	3.22	(8.89)	(620)%	1.71
Oil net of settled derivatives (per Bbl)	81.53	17%	69.64	79.22	13%	69.85
Natural Gas and Other Liquids (per Mcf)	6.03	22%	4.96	5.69	20%	4.74
Effect of natural gas derivatives on average price (per Mcf)	-	-	-	-	-	-
Natural gas net of settled derivatives (per Mcf)	6.03	22%	4.96	5.69	20%	4.74

Average Production Costs:
Oil (per Bbl)	6.86	60%	4.28	6.26	66%	3.76
Natural Gas (per Mcf)	0.45	45%	0.31	0.39	51%	0.26
Barrel of Oil Equivalent (per Boe)	6.57	57%	4.19	6.00	64%	3.67

Depletion of oil and natural gas properties

Our depletion expense is driven by many factors, including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses for the three month and nine month periods ended September 30, 2011 compared to the three month and nine month periods ended September 30, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Depletion of oil and natural gas properties	$10,749,384	$3,767,712	$25,962,463	$8,252,153

Productive Oil Wells

The following table summarizes gross and net productive oil wells by state at September 30, 2011 and September 30, 2010.  A net well represents our percentage ownership of a gross well.  No wells have been permitted or drilled on any of our Yates County, New York acreage.  The following table also does not include wells which were awaiting completion, in the process of completion or awaiting flow back subsequent to fracture stimulation.

	September 30,
	2011		2010
	Gross	Net	Gross	Net
North Dakota	509	40.50	247	18.35
Montana	18	3.10	9	1.75
Total:	527	43.60	256	20.10

Results of Operations for the periods ended September 30, 2010 and September 30, 2011.

Our business activities are focused primarily on developing our current acreage position and identifying potential strategic acreage and production acquisitions to continue to consistently increase production and revenues.

During the nine months ended September 30, 2011, we continued the development of our oil and gas properties primarily in the Williston Basin Bakken play.  Our wells were drilled with a 100% success rate in the Bakken and Three Forks formations during the three months ended September 30, 2011.  As of September 30, 2011, we had established production from 527 total gross wells in which we hold working interests, compared to 256 as of September 30, 2010.  Since inception we have completed 521 gross (42.42 net) Bakken or Three Forks wells, and six gross (1.18 net) exploratory wells as of September 30, 2011.

We recognized $43.7 million in revenues from sales of crude oil and natural gas for the three months ended September 30, 2011, compared to $15.5 million for the three months ended September 30, 2010. We recognized $106.2 million in revenues from sales of crude oil and natural gas for the nine months ended September 30, 2011, compared to $35.6 million for the nine months ended September 30, 2010.  These increases in revenue from sales of crude oil and natural gas are primarily due to our continued addition of wells and an increase in our average realized crude oil prices period-over-period.  We have added wells each quarter since the first quarter of 2008 and, in particular, added production from 5.7 additional net wells during the third quarter of 2011.  During the three months ended September 30, 2011, we realized a $81.53 average price per barrel of crude oil (after the effect of settled oil derivatives), compared to a $69.64 average price per barrel of crude oil (after the effect of settled oil derivatives) during the three months ended September 30, 2010.  During the nine months ended September 30, 2011, we realized a $79.22 average price per barrel of crude oil (after the effect of settled oil derivatives), compared to a $69.85 average price per barrel of crude oil (after the effect of settled oil derivatives) during the nine months ended September 30, 2010.

We recognized a gain on the mark to market of derivative instruments of $27.1 million and a loss on the mark to market of derivative instruments of $6.4 million for the three months ended September 30, 2011 and 2010. We recognized a gain on the mark to market of derivative instruments of $26.7 million and a loss on the mark to market of derivative instruments of $3.2 million for the nine months ended September 30, 2011 and 2010. The recognized gain on the mark to market of derivative instruments is primarily due to the decrease in oil prices over the three and nine months ended September 30, 2011 relative to our weighted average price of our total derivative position as well as the increase in volumes related to our total derivative position. We realized a loss on settled derivatives of $1.8 million and a gain on settled derivatives of $776,010 for the three months ended September 30, 2011 and 2010. We realized a loss of $10.7 million and a gain of $902,946 for the nine months ended September 30, 2011 and 2010. The gain and loss on the settled derivatives is due to the contract price of our derivative positions relative to the spot price of oil on the settlement date.

We realized net income of $28.6 million (representing approximately $0.46 per diluted share) for the three months ended September 30, 2011 and net income of $987,226 (representing approximately $0.02 per diluted share) for the three months ended September 30, 2010.  We realized net income of $42.0 million (representing approximately $0.68 per diluted share) for the nine months ended September 30, 2011 and net income of $8.7 million (representing approximately $0.18 per diluted share) for the nine months ended September 30, 2010.  These increases in income are primarily due to our continued addition of wells, an increase in our average realized crude oil prices period-over-period and a gain on the mark to market of our derivative instruments, partially offset by settled hedging losses.

Total operating expenses were $23.1 million for the three months ended September 30, 2011, compared to total operating expenses of $8.2 million for the three months ended September 30, 2010.  Total operating expenses were $55.0 million for the nine months ended September 30, 2011, compared to total operating expenses of $18.9 million for the nine months ended September 30, 2010.  These increases in operating expenses are due primarily to increased depletion of oil and gas properties, production expenses, production taxes and general and administrative expenses associated with our continued addition of crude oil and natural gas production from new wells.

During the three months ended September 30, 2011, we had production expenses of $3.9 million compared to production expenses of $1.1 million during the three months ended September 30, 2010.  During the nine months ended September 30, 2011, we had production expenses of $8.5 million compared to production expenses of $1.9 million during the nine months ended September 30, 2010. These increases in production expense are primarily due to the continued addition of wells and the related increase in sales volumes, exposure to new operators and new development areas, an increase in working interests, salt water disposal, mature wells utilizing artificial lift and the general aging of our production.

During the three months ended September 30, 2011, we incurred production taxes of $4.3 million, compared to production taxes of $1.6 million during the three months ended September 30, 2010.  During the nine months ended September 30, 2011, we incurred production taxes of $10.2 million, compared to production taxes of $3.3 million during the nine months ended September 30, 2010. The increase in production taxes is primarily due to the continued addition of producing oil and gas properties and related sales.

We recorded depletion of $10.7 million during the three months ended September 30, 2011, compared to depletion of $3.8 million during the three months ended September 30, 2010.  We recorded depletion of $26.0 million during the nine months ended September 30, 2011, compared to depletion of $8.3 million during the nine months ended September 30, 2010.  These increases in depletion are primarily due to the addition of proven properties subject to the depletion calculation as well as the continued addition of producing oil and gas properties.  Depletion expense for the three months ended September 30, 2011, was $20.34 per BOE, compared to $15.06 per BOE, for the three months ended September 30, 2010.  Depletion expense for the nine months ended September 30, 2011, was $20.19 per BOE, compared to $15.06 per BOE, for the nine months ended September 30, 2010. These increases in depletion per BOE are primarily attributed to the increase in acreage and well development costs relative to the increase in our proved reserves.

We had general and administrative expenses of $4.1 million and $1.6 million during the three months ended September 30, 2011 and 2010, which included $1.9 million and $899,661 net of share based compensation expense, respectively. We had general and administrative expenses of $10.1 million and $5.2 million during the nine months ended September 30, 2011 and 2010, which included $4.6 million and $2.5 million net of share based compensation expense, respectively.   The increases in general and administrative expenses are primarily due to the increase in share based compensation, headcount, and professional service fees.

Use of Non-GAAP Financial Measures

Our non-GAAP net income which excludes unrealized mark-to-market hedging gains and losses net of tax, was $11.9 million (representing approximately $0.19 per diluted share) for the three months ended September 30, 2011, as compared to $4.9 million (representing approximately $0.09 per diluted share) in the quarter ended September 30, 2010.  Our non-GAAP net income which excludes unrealized mark-to-market hedging gains and losses net of tax, was $25.5 million (representing approximately $0.41 per diluted share) for the nine months ended September 30, 2011, as compared to $10.6 million (representing approximately $0.22 per diluted share) in the nine months ended September 30, 2010.  These increases in non-GAAP net income are primarily due to our continued addition of crude oil and natural gas production from new wells and higher realized commodity prices period over period.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) accretion of abandonment liability, (v) pre-tax unrealized gain and loss on the mark to market of derivative instruments and (vii) non-cash expenses relating to share based payments recognized under ASC Topic 718.  Adjusted EBITDA for the three months ended September 30, 2011 was $31.9 million (representing approximately $0.51 per diluted share), compared to Adjusted EBITDA of $12.8 million (representing approximately $0.24 per diluted share) for the third quarter of 2010.  Adjusted EBITDA for the nine months ended September 30, 2011 was $73.2 million (representing approximately $1.18 per diluted share), compared to Adjusted EBITDA of $28.9 million (representing approximately $0.59 per diluted share) for the nine months ended September 30, 2010.  These increases in Adjusted EBITDA are primarily due to our continued addition of crude oil and natural gas production from new wells and higher realized commodity prices period over period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Income	$28,617,222	$987,226	$41,992,280	$8,667,722

Mark-to-Market of Derivative Instruments	(27,105,400)	6,449,577	(26,675,003)	3,189,194

Tax Impact	10,339,000	(2,516,000)	10,171,000	(1,244,000)

Net Income without Effect of Certain Items	$11,850,822	$4,920,803	$25,488,277	$10,612,916

Net Income Per Common Share - Basic	$0.19	$0.10	$0.41	$0.22

Net Income Per Common Share - Diluted	$0.19	$0.09	$0.41	$0.22

Weighted Average Shares Outstanding - Basic	61,919,641	51,519,732	61,708,537	48,544,749

Weighted Average Shares Outstanding - Diluted	62,265,502	52,145,181	62,114,115	49,127,706

Net Income Per Common Share - Basic	$0.46	$0.02	$0.68	$0.18

Change due to Mark-to-Market of Derivative Instruments	(0.44)	0.13	(0.43)	0.07

Change due to Tax Impact	0.17	(0.05)	0.16	(0.03)

Net Income without Effect of Certain Items Per Common Share - Basic	$0.19	$0.10	$0.41	$0.22

Net Income Per Common Share - Diluted	$0.46	$0.02	$0.68	$0.18
(As Reported)

Change due to Mark-to-Market of Derivative Instruments	(0.44)	0.12	(0.43)	0.07

Change due to Tax Impact	0.17	(0.05)	0.16	(0.03)

Net Income without Effect of Certain Items Per Common Share - Diluted	$0.19	$0.09	$0.41	$0.22

Northern Oil and Gas, Inc.
Reconciliation of Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Income	$28,617,222	$987,226	$41,992,280	$8,667,722

Add Back:

Income Tax Provision	17,173,000	620,000	25,725,300	5,430,000

Depreciation, Depletion, Amortization, and Accretion	10,832,762	3,846,037	26,196,973	8,394,127

Share Based Compensation	2,188,900	724,410	5,552,245	2,730,779

Mark-to-Market of Derivative Instruments	(27,105,400)	6,449,577	(26,675,003)	3,189,194

Interest Expense	182,499	145,182	425,687	455,704

Adjusted EBITDA	$31,888,983	$12,772,432	$73,217,482	$28,867,526

Adjusted EBITDA Per Common Share - Basic	$0.52	$0.25	$1.19	$0.59

Adjusted EBITDA Per Common Share - Diluted	$0.51	$0.24	$1.18	$0.59

Weighted Average Shares Outstanding - Basic	61,919,641	51,519,732	61,708,537	48,544,749

Weighted Average Shares Outstanding - Diluted	62,265,502	52,145,181	62,114,115	49,127,706

Northern Oil and Gas, Inc.
Reconciliation of Adjusted EBITDA Per Common Share - Basic

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Income Per Common Share - Basic	$0.46	$0.02	$0.68	$0.18
(As Reported)

Add Back:

Income Tax Provision	0.28	0.01	0.42	0.11

Depreciation, Depletion, Amortization,and Accretion	0.18	0.08	0.42	0.17

Share Based Compensation	0.04	0.01	0.09	0.06

Mark-to-Market of Derivative Instruments	(0.44)	0.13	(0.43)	0.06

Interest Expense	0.00	0.00	0.01	0.01

Adjusted EBITDA Per Common Share - Basic	$0.52	$0.25	$1.19	$0.59
(Adjusted for Non-GAAP Measurements)

Northern Oil and Gas, Inc.
Reconciliation of Adjusted EBITDA Per Common Share - Diluted

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Income Per Common Share - Diluted	$0.46	$0.02	$0.68	$0.18
(As Reported)

Add Back:

Income Tax Provision	0.28	0.01	0.41	0.11

Depreciation, Depletion, Amortization, and Accretion	0.17	0.08	0.42	0.17

Share Based Compensation	0.04	0.01	0.09	0.06

Mark-to-Market Derivative Instruments	(0.44)	0.12	(0.43)	0.06

Interest Expense	0.00	0.00	0.01	0.01

Adjusted EBITDA Per Common Share - Diluted	$0.51	$0.24	$1.18	$0.59
(Adjusted for Non-GAAP Measurements)

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

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2011.

Current Assets	$90,066,570
Current Liabilities	$58,029,958
Working Capital	$32,036,612

Credit Facility with Macquarie Bank Limited

On May 26, 2010, we completed the closing of the assignment of our revolving credit facility to Macquarie Bank Limited (“Macquarie”) from CIT Capital USA Inc., and entered into an amended credit agreement in connection with such assignment.  On August 8, 2011, we entered into a second amended and restated credit agreement (the “Restated Credit Agreement”) governing the credit facility with Macquarie (the “Credit Facility”).  The Credit Facility now provides that the aggregate maximum credit amount may be increased in the future to up to $500 million.  The Restated Credit Agreement provides for an initial borrowing base of $150 million, subject to the aggregate maximum credit amount then in effect.  The aggregate maximum credit amount is currently $100 million.  Such aggregate maximum credit amount may be increased, subject to various conditions, but in no event to more than $500 million.  One of the conditions to any such increase would be an additional commitment of such funds by Macquarie or another lender.  Financing available under the facility is equal to the lesser of the aggregate maximum credit amount and the borrowing base.

The Credit Facility may be used to provide working capital for exploration and production operations.  The Credit Facility has a four year term and does not contain any minimum interest rate on borrowings.  Borrowings, if any, will bear interest at a spread ranging from 2.0% to 3.25% over the London Interbank Offered Rate (LIBOR) or prime rate, as the case may be, based upon the percentage of borrowing base that is advanced at any given time.

As of September 30, 2011, we had $15 million in borrowings outstanding under the Credit Facility.

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

Though we were profitable in 2010 and the nine months ended September 30, 2011, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations, particularly companies in the crude oil and natural gas exploration industry.  Such risks include, but are not limited to, an evolving and unpredictable business model and the management of our growth.  To address these risks we must, among other things, implement and successfully execute our business strategy, continue to develop and upgrade our technology, respond to competitive developments and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material effect on our business prospects, financial condition and results of operations.

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

Commodity Price Risk

The price we receive for our crude oil and natural gas production materially influences our revenue, profitability, access to capital and future rate of growth.  Crude oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand.  Historically, the markets for crude oil and natural gas have been volatile, and our management believes these markets will likely continue to be volatile in the future.  The prices we receive for our production depend on numerous factors beyond our control.  Our revenue during 2010 and the first three quarters of 2011 generally would have increased or decreased along with any increases or decreases in crude oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling crude oil that also increase and decrease along with crude oil prices.

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

The following table reflects the weighted average price of open commodity swap contracts as of September 30, 2011, by year with associated volumes

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price
2011	207,000	$81.51
2012	1,015,000	$90.87

As of September 30, 2011, we had a total hedged volume on open commodity swaps of 1,222,000 barrels at a weighted average price of approximately $89.29.

In addition to the open commodity swap contracts we have entered into a costless collar.  The costless collars are used to establish floor and ceiling prices on anticipated crude oil and natural gas production.  There were no premiums paid or received by us related to the costless collar agreement.  We purchased put options at $85.00 per barrel and sold call options at $101.75 per barrel.  At September 30, 2011 we had 108,000 barrels of crude oil collared between $85.00 and $101.75.  The costless collar amounts settle between October 2011 and December 2011.

In addition, we entered into an additional costless collar on October 28, 2011.  We did not pay or receive any premiums related to the costless collar agreement.  We purchased put options at $85.00 per barrel and sold call options at $95.25 per barrel when we initiated the additional costless collar.  As such, at October 31, 2011 we had 216,116 barrels of crude oil collared between $85.00 and $95.25 in addition to our other costless collars in place at September 30, 2011.  These additional costless collar amounts settle between November 2011 and December 2012.

We entered into an additional costless collar on November 7, 2011 and purchased put options at $85.00 per barrel and sold call options at $98.00 per barrel when we initiated the additional costless collar.  As such, we have 760,794 barrels of crude oil collared between $85.00 and $98.00 in addition to the other costless collars in place.  These additional costless collar amounts settle between January 2013 and December 2013.

 Interest Rate Risk

We had $15 million in outstanding borrowings at a fixed rate of 2.73% under our Credit Facility as of September 30, 2011.  Our Credit Facility allows us to fix the interest rate of borrowings under it for all or a portion of the principal balance for a period up to three months; however our borrowings are generally withdrawn with interest rates fixed for one month. Thereafter, to the extent we do not repay the principle, our borrowings are rolled over and the interest rate is reset based on the current LIBOR or prime rate as applicable. As a result, changes in interest rates can impact results of operations and cash flows.

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

As of September 30, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On August 23, 2010, plaintiff Donald Rensch filed a shareholder derivative complaint (the “Original Complaint”) in the United States District Court for the District of Minnesota against our company as nominal defendant, Michael L. Reger, Ryan R. Gilbertson, James R. Sankovitz and Chad D. Winter, James Randall Reger, James Russell Reger, Weldon W. Gilbertson, Douglas M. Polinsky, Joseph A. Geraci, II and Voyager Oil & Gas, Inc. (“Voyager”).  The Original Complaint alleged breach of fiduciary duty of loyalty and usurping of corporate opportunities by Messrs. M. Reger, Gilbertson, Sankovitz and Winter; asserted allegations against Messrs. James Randall Reger, Weldon W. Gilbertson, James Russell Reger, Douglas M. Polinsky and Joseph A. Geraci, II of aiding and abetting our officers in breaching their fiduciary duties and usurping of corporate opportunities in connection with the formation, capitalization, and operation of Plains Energy (Voyager’s predecessor); and asserted a claim against Voyager for tortious interference with a prospective business relationship.  The plaintiff sought injunctive relief and damages, including imposing on Voyager and all of its assets a constructive trust for our company’s benefit.  On June 20, 2011, the District Court granted a motion to dismiss the lawsuit, and the complaint was dismissed without prejudice.

On July 20, 2011 plaintiff Donald Rensch filed an amended shareholder derivative complaint (the “Amended Complaint”) in the same court against our company as nominal defendant, Michael L. Reger, Ryan R. Gilbertson, James R. Sankovitz and Voyager.  All other defendants from the Original Complaint were not included as defendants in the Amended Complaint.  The Amended Complaint alleges breach of fiduciary duty of loyalty and usurping of corporate opportunities by Messrs. Reger, Gilbertson and Sankovitz in connection with the formation, capitalization, and operation of Plains Energy (Voyager’s predecessor), and also includes related aiding and abetting claims against Voyager and Messrs. Reger and Gilbertson.  The plaintiff seeks unspecified equitable relief and damages.  We believe that each of the above claims lacks merit and intend to strongly defend our company and each of our current and/or former officers and directors in connection with this lawsuit.  A motion to dismiss the lawsuit in the United States District Court for the District of Minnesota was filed on September 9, 2011.

In addition to the foregoing, our Company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our subsequent filings on Form 10-Q (and otherwise) with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any unregistered equity securities during the quarter ended September 30, 2011.

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

NORTHERN OIL AND GAS, INC.

Date:	November 9, 2011	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	November 9, 2011	By:	/s/ Chad D. Winter
Chad D. Winter, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Method of Filing

3.1	Articles of Incorporation of Northern Oil and Gas, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010.)	Incorporated by Reference
3.2	Bylaws of Northern Oil and Gas, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010.)	Incorporated by Reference
4.1	Form of Stock Certificate of Northern Oil and Gas, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010.)	Incorporated by Reference
10.1
Second Amended and Restated Credit Agreement dated as of August 8, 2011 among Northern Oil and Gas, Inc., as Borrower, Macquarie Bank Limited, as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2011.)
Incorporated by Reference
10.2	Maximum Credit Amount Increase Agreement, dated as of August 26, 2011, between Northern Oil and Gas, Inc. and Macquarie Bank Limited.	Filed Electronically
10.3	Maximum Credit Amount Increase Agreement, dated as of October 17, 2011, between Northern Oil and Gas, Inc. and Macquarie Bank Limited.	Filed Electronically
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Electronically
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically
101.INS	XBRL Instance Document(1)	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed Electronically

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