Form 10-K/A
period 2011-12-31
NORTHERN OIL & GAS, INC.
filed 2012-03-02
CIK 1104485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No.1)
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

EXPLANATORY NOTE

The sole purpose of this Amendment No.1 (the “Amended Filing”) to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012 (the “Original Filing”), is to submit the Interactive Data File exhibits required by Item 601(b) (101) of Regulation S-K.

No other information included in the Original Filing is being amended by this Amended Filing.  Those sections of the Original Filing that are unaffected by the Amended Filing are not included herein.  The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the date of the Original Filing.  Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	March 2, 2012	By:	/s/ Michael L. Reger
Michael L. Reger
Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Michael L. Reger	Chief Executive Officer, Chairman and Director	March 2, 2012
Michael L. Reger

/s/ Thomas W. Stoelk	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer	March 2, 2012
Thomas W. Stoelk

*	Director	March 2, 2012
Loren J. O’Toole

*	Director	March 2, 2012
Richard Weber

*	Director	March 2, 2012
Jack King

*	Director	March 2, 2012
Robert Grabb

*	Director	March 2, 2012
Lisa Bromiley Meier

*	Director	March 2, 2012
Delos Cy Jamison

*  Michael L. Reger, by signing his name hereto, does hereby sign this document on behalf of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.
By:	/s/ Michael L. Reger
Michael L. Reger
Attorney-in-Fact

Exhibit Index

Exhibit No.	Description	Method of Filing
24.1	Powers of Attorney*	Incorporated by Reference
101.INS	XBRL Instance Document	Furnished Electronically
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished Electronically

*	Filed with the Original Filing.