Form 10-Q
period 2012-06-30
NORTHERN OIL & GAS, INC.
filed 2012-08-09
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐ No ☒

As of August 7, 2012, there were 63,618,352 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2012

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31,
	(UNAUDITED)	2011
CURRENT ASSETS
Cash and Cash Equivalents	$25,171,675	$6,279,587
Trade Receivables	66,063,522	51,418,830
Advances to Operators	7,023,970	17,530,474
Prepaid Expenses	875,212	486,421
Other Current Assets	240,551	317,460
Derivative Instruments	17,732,562	-
Deferred Tax Asset	-	4,472,000
Total Current Assets	117,107,492	80,504,772

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	939,211,344	566,195,321
Unproved	98,102,110	137,784,903
Other Property and Equipment	3,161,246	2,988,641
Total Property and Equipment	1,040,474,700	706,968,865
Less - Accumulated Depreciation and Depletion	107,294,624	63,265,919
Total Property and Equipment, Net	933,180,076	643,702,946

DERIVATIVE INSTRUMENTS	10,865,174	-

DEBT ISSUANCE COSTS	12,444,823	1,386,201

TOTAL ASSETS	$1,073,597,565	$725,593,919

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$143,061,879	$110,133,286
Accrued Expenses	4,848,262	164,241
Derivative Instruments	-	9,363,068
Deferred Tax Liability	6,029,000	-
Total Current Liabilities	153,939,141	119,660,595

LONG-TERM LIABILITIES
Revolving Credit Facility	-	69,900,000
8% Senior Notes Due 2020	300,000,000	-
Derivative Instruments	-	2,574,903
Other Noncurrent Liabilities	1,291,844	959,366
Deferred Tax Liability	60,127,000	35,929,000
Total Long-Term Liabilities	361,418,844	109,363,269

TOTAL LIABILITIES	515,357,985	229,023,864

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	-	-
Common Stock, Par Value $.001; 95,000,000 Authorized, (6/30/2012 – 63,612,352 Shares Outstanding and 12/31/2011 – 63,330,421 Shares Outstanding)	63,612	63,330
Additional Paid-In Capital	457,372,977	448,198,350
Retained Earnings	100,802,991	48,370,684
Accumulated Other Comprehensive Loss	-	(62,309)
Total Stockholders' Equity	558,239,580	496,570,055

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,073,597,565	$725,593,919

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES
Oil and Gas Sales	$70,439,015	$35,481,664	$135,578,411	$62,523,285
Loss on Settled Derivatives	(1,094,885)	(5,608,231)	(6,430,482)	(8,870,287)
Unrealized Gain (Loss) on Derivative Instruments	49,799,311	20,848,232	40,434,398	(430,397)
Other Revenue	64,160	104,433	148,266	130,246
Total Revenues	119,207,601	50,826,098	169,730,593	53,352,847

OPERATING EXPENSES
Production Expenses	7,292,253	2,615,546	13,805,601	4,631,902
Production Taxes	6,658,004	3,311,037	12,736,889	5,926,901
General and Administrative Expense	4,419,607	2,749,418	9,100,985	6,040,007
Depletion of Oil and Gas Properties	25,519,809	8,349,600	43,829,309	15,213,079
Depreciation and Amortization	102,307	70,295	199,396	138,608
Accretion of Discount on Asset Retirement Obligations	21,821	7,794	37,453	12,524
Total Expenses	44,013,801	17,103,690	79,709,633	31,963,021

INCOME FROM OPERATIONS	75,193,800	33,722,408	90,020,960	21,389,826

OTHER INCOME (EXPENSE)
Interest Expense	(2,728,104)	(122,546)	(2,924,403)	(243,188)
Interest Income	700	137,944	1,100	565,629
(Loss) Gain on Available for Sale Securities	-	(244,906)	-	215,091
Total Other Income (Expense)	(2,727,404)	(229,508)	(2,923,303)	537,532

INCOME BEFORE INCOME TAXES	72,466,396	33,492,900	87,097,657	21,927,358

INCOME TAX PROVISION	28,840,000	13,060,000	34,665,350	8,552,300

NET INCOME	$43,626,396	$20,432,900	$52,432,307	$13,375,058

OTHER COMPREHENSIVE INCOME NET OF TAX
Unrealized Gains on Marketable Securities (Net of Tax of $404,000 and $109,000 for the three and six months ended June 30, 2011, respectively)	-	630,761	-	173,846
Reclassification of Derivative Instruments Included in Income (Net of Tax of $111,000 for the Three Months Ended June 30, 2011 and $39,000 and $212,000 for the Six Months June 30, 2012 and 2011, respectively)	-	172,800	62,309	341,950
Total Other Comprehensive Income	$-	$803,561	$62,309	$515,796

COMPREHENSIVE INCOME	43,626,396	$21,236,461	$52,494,616	$13,890,854

Net Income Per Common Share - Basic	$0.70	$0.33	$0.84	$0.22
Net Income Per Common Share - Diluted	$0.70	$0.33	$0.84	$0.22
Weighted Average Shares Outstanding - Basic	62,399,869	61,686,463	62,319,553	61,586,603
Weighted Average Shares Outstanding - Diluted	62,705,473	62,053,888	62,687,814	62,028,292

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$52,432,307	$13,375,058
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depletion of Oil and Gas Properties	43,829,309	15,213,079
Depreciation and Amortization	199,396	138,608
Amortization of Debt Issuance Costs	532,264	180,341
Accretion of Discount on Asset Retirement Obligations	37,453	12,524
Deferred Income Taxes	34,660,000	8,550,000
Net Gain on Sale of Available for Sale Securities	-	(215,092)
Unrealized (Gain) Loss on Derivative Instruments	(40,434,398)	430,397
Amortization of Deferred Rent	(16,615)	(9,287)
Share - Based Compensation Expense	4,296,899	3,363,345
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(14,644,692)	(13,552,651)
Increase in Prepaid Expenses	(388,791)	(173,146)
Decrease in Other Current Assets	76,909	264,952
Increase in Accounts Payable	288,100	7,916,402
Increase in Accrued Expenses	4,693,308	158
Net Cash Provided By Operating Activities	85,561,449	35,494,688

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Gas Properties and Development Capital Expenditures	(283,868,815)	(154,374,342)
Advances to Operators	-	(2,529,779)
Proceeds from Sale of Oil and Gas Properties	-	5,027,162
Proceeds from Sale of Available for Sale Securities	-	58,606,328
Purchases of Available for Sale Securities	-	(18,381,690)
Purchases of Other Equipment and Furniture	(172,605)	(73,692)
Net Cash Used For Investing Activities	(284,041,420)	(111,726,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	322,600,000	-
Repayments on Revolving Credit Facility	(392,500,000)	-
Advances on Senior Unsecured Notes	300,000,000	-
Debt Issuance Costs Paid	(11,590,886)	-
Repurchase of Common Stock	(1,173,315)	-
Proceeds from Exercise of Stock Options	36,260	-
Proceeds from Exercise of Warrants	-	1,500,000
Net Cash Provided by Financing Activities	217,372,059	1,500,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,892,088	(74,731,325)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6,279,587	152,110,701

CASH AND CASH EQUIVALENTS – END OF PERIOD	$25,171,675	$77,379,376

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$1,922,026	$-
Cash Paid During the Period for Income Taxes	$5,350	$-

Non-Cash Financing and Investing Activities:
Payment of Compensation through Issuance of Common Stock	$10,311,964	$12,227,060
Capitalized Asset Retirement Obligations	$302,353	$199,996
Non-Cash Compensation Capitalized in Oil and Gas Properties	$6,015,065	$8,863,715

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

Northern Oil and Gas, Inc. (the “Company,” “Northern,” “our” and words of similar import), a Minnesota corporation, is an independent energy company engaged in the acquisition, exploration, exploitation and development of crude oil and natural gas properties.  The Company’s common stock trades on the NYSE MKT market under the symbol “NOG”.

The Company acquires interests in crude oil and natural gas acreage and drilling projects, primarily in North Dakota and Montana that target the Bakken and Three Forks formations.  In addition to developing its acreage the Company acquires non-operated working interests in wells within its area of operations.  As of June 30, 2012, approximately 43% of our 180,588 total net mineral acres were developed.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to fifteen years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.  Depreciation expense was $102,307 and $70,295 for the three months ended June 30, 2012 and 2011, respectively.  Depreciation expense was $199,396 and $138,608 for the six months ended June 30, 2012 and 2011, respectively.

Full Cost Method

The Company follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Capitalized Certain Payroll and Other Internal Costs	$3,082,191	$3,664,106	$7,286,630	$9,604,131
Capitalized Interest Costs	1,604,367	-	2,615,341	-
Total	$4,686,558	$3,664,106	$9,901,971	$9,604,131

As of June 30, 2012, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.  Additionally, the Company held leasehold acreage in Yates County, New York that targets Trenton/Black River, Marcellus and Queenstown-Medina formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  The Company received $5,027,162 of proceeds from property sales in the six months ended June 30, 2011, which was credited to the full cost pool.  There were no proceeds from property sales in the six months ended June 30, 2012.

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three months ended June 30, 2012 and 2011, the Company transferred into the full cost pool costs related to expired leases of $0.7 million and $2.4 million, respectively. For the six months ended June 30, 2012 and 2011, the Company transferred into the full cost pool costs related to expired leases of $2.6 million and $5.6 million, respectively.

Capitalized costs of crude oil and natural gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved crude oil and natural gas reserves plus the cost of unproved properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the 12-month average price of crude oil and natural gas to estimated future production of proved crude oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.  As of June 30, 2012, the Company has not realized any impairment of its properties.

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

Debt Issuance Costs

The Company capitalized $5.5 million and $8.8 million of costs incurred in connection with the revolving credit facility and senior unsecured notes, respectively (see Note 4).  These debt issuance costs are being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.

The amortization of debt issuance costs for the three months ended June 30, 2012 and 2011 was $383,577 and $90,949, respectively.  The amortization of debt issuance costs for the six months ended June 30, 2012 and 2011 was $532,264 and $180,341, respectively.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of June 30, 2012 and December 31, 2011, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

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

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  No valuation allowance has been recorded as of June 30, 2012 and December 31, 2011.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding – basic	62,399,869	61,686,463	62,319,553	61,586,603
Plus: Potentially dilutive common shares
Stock options, warrants, and restricted stock	305,604	367,425	368,261	441,689
Weighted average common shares outstanding – diluted	62,705,473	62,053,888	62,687,814	62,028,292

Restricted stock excluded from EPS due to the anti-dilutive effect	24,835	-	17,234	-

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

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, the Company de-designated all derivatives that were previously classified as cash flow hedges and in addition, the Company has elected not to designate any subsequent derivative contracts as accounting hedges.  As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to gain (loss) on settled derivatives and unrealized mark-to-market gains or losses are recorded to unrealized gain (loss) on derivative instruments on the statements of income and comprehensive income rather than as a component of accumulated other comprehensive income (loss) or other income (expense).  See Note 12 for a description of the derivative contracts which the Company has entered into.

Prior to November 1, 2009, the Company, at the inception of a derivative contract, designated the derivative as a cash flow hedge.  For all derivatives designated as cash flow hedges, the Company formally documented the relationship between the derivative contract and the hedged items, as well as the risk management objective for entering into the derivative contract.  To be designated as a cash flow hedge transaction, the relationship between the derivative and the hedged items must be highly effective in achieving the offset of changes in cash flows attributable to the risk both at the inception of the derivative and on an ongoing basis.  The Company historically measured hedge effectiveness on a quarterly basis and hedge accounting would be discontinued prospectively if it determined that the derivative was no longer effective in offsetting changes in the cash flows of the hedged item.  Gains and losses deferred in accumulated other comprehensive income (loss) related to cash flow hedge derivatives that become ineffective remain unchanged until the related production was delivered.  If the Company determines that it was probable that a hedged forecasted transaction would not occur, deferred gains or losses on the derivative were recognized in earnings immediately.

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

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Crude oil and natural gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment identified as of June 30, 2012 and December 31, 2011.

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

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of income and comprehensive income from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  In the past, acquisitions have been funded with internal cash flow, bank and other borrowings and the issuance of equity securities.  At June 30, 2012, approximately $138.7 million of capital expenditures were in accounts payable.

Acquisitions

For the six months ended June 30, 2012, the Company acquired or earned through farm-in arrangements approximately 17,338 net mineral acres, for an average cost of approximately $1,881 per net acre, in its key prospect areas in the form of effective leases.

For the six months ended June 30, 2011, the Company acquired approximately 24,281 net mineral acres, for an average cost of $1,808 per net acre, in its key prospect areas in the form of effective leases.

Unproved Properties

Unproved properties not being amortized comprise approximately 74,000 net acres and 117,000 net acres of undeveloped leasehold interests at June 30, 2012 and December 31, 2011, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.

The Company had 150 gross (10.8 net) wells drilling, awaiting completion or completing as of June 30, 2012.  All properties that are not classified as proven properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion.  Once a property is classified as proven, all associated acreage and drilling costs are subject to depletion.  At June 30, 2012 and December 31, 2011, the amount of capitalized costs excluded from depletion was $98.1 million and $137.8 million, respectively.

The Company historically has acquired its properties by purchasing individual or small groups of leases directly from mineral owners or from landmen or lease brokers, which leases historically have not been subject to specified drilling projects, and by purchasing lease packages in identified project areas controlled by specific operators.  The Company generally participates in drilling activities on a heads up basis by electing whether to participate in each well on a well-by-well basis at the time wells are proposed for drilling, with the exception of the defined drilling projects with Slawson Exploration Company, Inc. described below.

As of June 30, 2012, the Company was participating in three defined drilling projects with Slawson covering an aggregate of approximately 18,540 net acres of leasehold interests held by the Company.  The Windsor project area includes approximately 2,722 net acres held by the Company, primarily located in Mountrail and surrounding counties of North Dakota.  The South West Big Sky project includes approximately 4,525 net acres held by the Company in Richland County, Montana.  The Lambert project includes approximately 11,293 net acres held by the Company in Richland and Dawson Counties, Montana.

NOTE 4     LONG-TERM DEBT

Revolving Credit Facility

In February, 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced its previous bank credit facility with a syndicated facility comprised of eleven banks.  The Revolving Credit Facility, which is secured by substantially all of the Company’s assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  On June 29, 2012, the Company entered into an amendment to the credit agreement governing its Revolving Credit Facility to increase the borrowing base to $300 million.  At June 30, 2012, the facility amount was $750 million, the borrowing base was $300 million and there was no outstanding balance, leaving $300 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, the Company is limited to $300 million of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The Revolving Credit Facility matures on January 1, 2017 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.75% to 1.75% or LIBOR borrowings at the Adjusted LIBO Rate (as defined) plus a spread ranging from 1.75% to 2.75%.  The applicable spread is dependent upon borrowings relative to the borrowing base.  The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At June 30, 2012, the commitment fee was 0.375% and the interest rate margin was 1.75% on LIBOR loans and 0.75% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of its business or operations, merge, consolidate, or make investments. In addition, the Company is required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.0 to 1.0, maintain a ratio of EBITDAX to interest expense (as defined in the credit agreement) of not less that 3.0 to 1.0 and a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0.  The Company was in compliance with its covenants under the Revolving Credit Facility at June 30, 2012.

All of the Company’s obligations under the Revolving Credit Facility are secured by a first priority security interest in any and all assets of the Company.

8.000% Senior Notes Due 2020

On May 18, 2012, the Company issued $300 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “Notes”). Interest is payable on the Notes semi-annually in arrears on each of June 1 and December 1, commencing December 1, 2012.  The Company currently does not have any subsidiaries and, as a result, the Notes will not be guaranteed initially.  Any subsidiaries the Company forms in the future may be required to unconditionally guarantee, jointly and severally, payment obligation under the Notes on a senior unsecured basis.  The issuance of these Notes resulted in net proceeds to the Company of approximately $291.2 million, which are in use to fund the Company’s exploration, development and acquisition program and for general corporate purposes (including repayment of borrowings that were outstanding under the Revolving Credit Facility at the time the Notes were issued).

At any time prior to June 1, 2015, the Company may redeem up to 35% of the Notes at a redemption price of 108% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings, so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption.  Prior to June 1, 2016, the Company may redeem some or all of the Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date.  On and after June 1, 2016, the Company may redeem some or all of the Notes at redemption prices (expressed as percentages of principal amount) equal to 104% for the twelve-month period beginning on June 1, 2016, 102% for the twelve-month period beginning June 1, 2017 and 100% beginning on June 1, 2018, plus accrued and unpaid interest to the redemption date.

On May 18, 2012, in connection with the issuance of the Notes, the Company entered into an Indenture (the “Base Indenture”), by and among the Company and Wilmington Trust, National Association, as trustee (the “Trustee”).  The Indenture restricts the Company’s ability to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or, repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets.  These covenants are subject to a number of important exceptions and qualifications.  If at any time when the Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and the Company and its subsidiaries (if any) will cease to be subject to such covenants.

The Indenture contains customary events of default, including:

•	default in any payment of interest on any Note when due, continued for 30 days;

•	default in the payment of principal of or premium, if any, on any Note when due;

•	failure by the Company to comply with its other obligations under the Indenture, in certain cases subject to notice and grace periods;

•
payment defaults and accelerations with respect to other indebtedness of the Company and its Restricted Subsidiaries (as defined in the Indenture) in the aggregate principal amount of $25 million or more;

•
certain events of bankruptcy, insolvency or reorganization of the Company or a Significant Subsidiary (as defined in the Indenture) or group of Restricted Subsidiaries that, taken together, would constitute a Significant Subsidiary;

•
failure by the Company or any Significant Subsidiary or group of Restricted Subsidiaries that, taken together, would constitute a Significant Subsidiary to pay certain final judgments aggregating in excess of $25 million within 60 days; and

•	any guarantee of the Notes by a Guarantor ceases to be in full force and effect, is declared null and void in a judicial proceeding or is denied or disaffirmed by its maker.

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

 Common Stock

The following is a schedule of changes in the number of common stock during the six months ended June 30, 2012 and the year ended December 31, 2011:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Beginning balance	63,330,421	62,129,424
Stock options exercised	7,000	3,500
Restricted stock grants (Note 6)	501,188	947,891
Warrants exercised	-	300,000
Other Surrenders	(226,257)	(50,394)
Ending balance	63,612,352	63,330,421

2012 Activity

In January 2012 and April 2012, a director of the Company exercised 3,500 shares of stock options granted to him in 2007.

In January 2012, 47,140 shares of common stock were surrendered by certain executives of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $1.2 million, which was based on the market price on the date the shares were surrendered.

During 2012, the Company’s compensation committee of the board of directors adopted a bonus plan that includes a matrix of performance goals that will be used to determine 2012 bonuses for executive officers.  For 2012, the annual performance goals will include metrics related to production, Adjusted EBITDA, acreage position, acreage development, stock performance and specified milestones relating to the successful execution of the Company’s business plan and completion of key projects.

For the six month period ended June 30, 2012, the Company had accrued bonuses of approximately $1.7 million based on the year to date results of operations in comparison to year-end bonus performance goals.  During the six and three months ended June 30, 2012, the Company expensed approximately $800,000 and $475,000, respectively, in compensation related to this bonus accrual and capitalized the remaining into the full cost pool.  The Company had accrued bonuses of approximately $1.4 million for the six months ended June 30, 2011, approximately $423,000 were expensed in share-based compensation for the six months ended June 30, 2011 and capitalized the remaining into the full cost pool

NOTE 6     STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

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

Restricted Stock Awards

During the six months ended June 30, 2012, the Company issued 501,188 restricted shares of common stock as compensation to officers and employees of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than June 2016.  As of June 30, 2012, there was approximately $18.0 million of total unrecognized compensation expense related to unvested restricted stock.  This compensation expense will be recognized over the remaining vesting period of the grants.  The Company has assumed a zero percent forfeiture rate for restricted stock due to the small number of officers and employees that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the six months ended June 30, 2012:
	Six Months Ended June 30, 2012
	Number of Shares	Weighted-Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	1,216,992	$19.87
Shares Granted	501,188	22.94
Shares Forfeited	(179,117)	15.08
Lapse of Restrictions	(348,592)	22.22
Restricted Shares Outstanding at June 30, 2012	1,190,471	$21.20

Stock Option Awards

On November 1, 2007, the board of directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Incentive Stock Option Plan.  The Company granted options to purchase 500,000 shares of the Company’s common stock, to members of the board and options to purchase 60,000 shares of the Company’s common stock to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  As of June 30, 2012, options to purchase a total of 255,463 shares remain outstanding but unexercised.  The board of directors determined that no future grants will be made pursuant to the 2006 Incentive Stock Option Plan. All future stock compensation will be issued under the 2009 Equity Incentive Plan.

The Company used the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options is recognized as compensation over the vesting period.  There have been no stock options granted in the six months ended June 30, 2012 under the 2006 Stock Option Plan or the 2009 Equity Incentive Plan.  All exercises of options as of June 30, 2012 relate to the 2007 grants.

Currently Outstanding Options

•	No options were forfeited in the six month period ended June 30, 2012.
•	No options expired during the six month period ended June 30, 2012.
•	Options covering 255,463 shares were exercisable and outstanding at June 30, 2012.
•
There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of June 30, 2012, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	3,500 options were exercised in the three months ended June 30, 2012 and an aggregate of 7,000 options were exercised in the six months ended June 30, 2012.
•	There were no unvested options at June 30, 2012.

NOTE 7     RELATED PARTY TRANSACTIONS

Carter Stewart, a former director of the Company (until August 2011), owned a 25% interest in Gallatin Resources, LLC (“Gallatin”).  Legal counsel for Gallatin informed the Company that Mr. Stewart did not have the power to control Gallatin because each member of Gallatin has the right to vote on matters in proportion to their respective membership interest in the company and company matters are determined by a vote of the holders of a majority of membership interests.  Further, Mr. Stewart was neither an officer nor a director of Gallatin.  As such, Mr. Stewart did not have the ability to individually control company decisions for Gallatin.  In 2011, the Company paid Gallatin a total of approximately $6,500 related to previously acquired leasehold interests.  During the six month period ended June 30, 2012, the Company paid Gallatin a total of approximately $500 related to previously acquired leasehold interests.

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

The income tax provision for the three and six months ended June 30, 2012 and 2011 consists of the following:
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current Income Taxes	-	-	5,350	2,300
Deferred Income Taxes
Federal	25,365,000	10,660,000	30,485,000	7,015,000
State	3,475,000	2,400,000	4,175,000	1,535,000
Total Provision	28,840,000	13,060,000	34,665,350	8,552,300

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three and six months ended June 30, 2012 and 2011, the Company did not recognize any interest or penalties in its statements of income and comprehensive income, nor did it have any interest or penalties accrued in its balance sheet at June 30, 2012 and December 31, 2011 relating to unrecognized benefits.

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of June 30, 2012 and December 31, 2011.

	Fair Value Measurements at June 30, 2012 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps and collars)	$-	$17,732,562	$-
Commodity Derivatives – Non-Current Asset (crude oil swaps and collars)	-	10,865,174	-
Total	$-	$28,597,736	$-

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Liability (crude oil swaps and collars)	$-	$(9,363,068)	$-
Commodity Derivatives – Non-Current Liability (crude oil swaps and collars)	-	(2,574,903)	-
Total	$-	$(11,937,971)	$-

Level 2 assets and liabilities consist of derivative assets and liabilities (see Note 12) and the Revolving Credit Facility (see Note 4).  The fair value of the Company’s derivative financial instruments is based upon futures prices, volatility and time to maturity, among other things.  Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of all derivative contracts is reflected on the balance sheet.  The current derivative assets and liability amounts represent the fair values expected to be settled in the subsequent year.  The book value of the Revolving Credit Facility approximates fair value because of its floating rate structure.  The fair value of our 8% senior notes is based on an end of period market quote.

The Company’s long-term debt is not measured at fair value on the Balance Sheets and the fair value is being provided for disclosure purposes.  At June 30, 2012, the Company had $300 million of senior unsecured notes outstanding.  At December 31, 2011, the Company had $69.9 million outstanding under a revolving credit facility. The aggregate estimated fair value of the Company’s debt approximated $303 million and $69.9 million as of June 30, 2012 and December 31, 2011, respectively.    The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to the Company at the end of each respective period.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six month period ended June 30, 2012.

NOTE 11      FINANCIAL INSTRUMENTS

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and the Revolving Credit Facility and are not measured at fair value on the balance sheets.  The carrying amount of these non-derivative financial instruments approximate their fair values.

The Company’s accounts receivable relate to crude oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  Management believes the Company’s accounts receivable at June 30, 2012 and December 31, 2011 do not represent significant credit risks as they are dispersed across many counterparties.  The Company has determined that no allowance for doubtful accounts is necessary at June 30, 2012 and December 31, 2011.  As of June 30, 2012, outstanding derivative contracts with commercial banks participating in the Revolving Credit Facility represent all of the Company’s crude oil volumes hedged.  These commercial banks have investment-grade ratings from Moody’s and Standard & Poor and are lenders under the Revolving Credit Facility and management believes this does not represent a significant credit risk.

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

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, the Company de-designated all derivatives that were previously classified as cash flow hedges and, in addition, the Company has elected not to designate any subsequent derivative contracts as cash flow hedges.  Beginning on November 1, 2009, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period. Any realized gains and losses are recorded to gain (loss) on settled derivatives and unrealized mark-to-market gains or losses are recorded to gain (loss) on derivative instruments on the statement of income and comprehensive unrealized income rather than as a component of other comprehensive income (loss) or other income (expense).

Crude Oil Derivative Contracts Cash-flow Hedges

Prior to November 1, 2009, all derivative positions that qualified for hedge accounting were designated on the date the Company entered into the contract as a hedge against the variability in cash flows associated with the forecasted sale of future crude oil production. The cash flow hedges were valued at the end of each period and adjustments to the fair value of the contract prior to settlement were recorded on the statement of stockholders’ equity as other comprehensive income. Upon settlement, the gain (loss) on the cash flow hedge was recorded as an increase or decrease in revenue on the statement of income and comprehensive income (loss). The Company reports average crude oil and natural gas prices and revenues including the net results of hedging activities.

The net loss on the Company’s remaining swaps that qualified for cash flow hedge accounting at the date the decision was made to discontinue hedge accounting totals approximately $0 and $101,000 as of June 30, 2012 and December 31, 2011, respectively.  The Company has recorded that amount as accumulated other comprehensive income in stockholders’ equity and the entire amount was amortized into revenues as the original forecasted hedged crude oil production occurred.

Crude Oil Derivative Contracts Cash-flow Not Designated as Hedges

The Company realized a loss on settled derivatives of $1,094,885 and $5,608,231 and an unrealized gain on derivative instruments of $49,799,311 and $20,848,232 for three months ended June 30, 2012 and 2011, respectively.  The Company realized a loss on settled derivatives of $6,430,482 and $8,870,287 and an unrealized gain on derivative instruments of $40,434,398 and an unrealized loss on derivative instruments of $430,397 for six months ended June 30, 2012 and 2011, respectively.

The following table reflects open commodity swap contracts as of June 30, 2012, the associated volumes and the corresponding weighted average NYMEX reference price.

Settlement Period	Oil (Barrels)	Fixed Price	Weighted Avg NYMEX Reference Price
Oil Swaps
07/01/12 – 12/31/12	60,000	104.50	86.20
07/01/12 – 12/31/12	310,000	95.15	86.11
07/01/12 – 12/31/12	120,000	100.00	86.19
07/01/13 – 12/31/13	60,000	102.30	88.61
01/01/14 – 6/30/14	240,000	100.00	88.09

As of June 30, 2012, the Company had a total volume on open commodity swaps of 790,000 barrels at a weighted average price of approximately $98.61.

In addition to the open commodity swap contracts the Company has entered into costless collars.  The costless collars are used to establish floor and ceiling prices on anticipated crude oil production. There were no premiums paid or received by the Company related to the costless collar agreements.  The following table reflects open costless collar agreements as of June 30, 2012.

Term	Oil (Barrels)	Price	Basis
Costless Collars
07/01/12 – 12/31/12	69,712	$85.00/$95.25	NYMEX
01/01/13 – 12/31/13	760,794	$85.00/$98.00	NYMEX
07/01/12 – 12/31/13	257,024	$90.00/$103.50	NYMEX
07/01/12 – 12/31/13	245,817	$90.00/$106.50	NYMEX
07/01/12 – 12/31/13	369,626	$90.00/$110.00	NYMEX
07/01/12 – 12/31/13	328,749	$95.00/$107.00	NYMEX
07/01/13 – 12/31/13	96,000	$95.00/$106.90	NYMEX
07/01/12 – 12/31/12	120,000	$95.00/$115.10	NYMEX
01/01/13 – 12/31/13	480,000	$95.00/$110.70	NYMEX

At June 30, 2012 and December 31, 2011, the Company had derivative financial instruments recorded on the balance sheet as set forth below:

Type of Contract	Balance Sheet Location	June 30, 2012 Estimated Fair Value	December 31, 2011 Estimated Fair Value

Derivative Assets:
Swap Contracts	Current assets/liabilities	$5,555,980	$285,126
Swap Contracts	Non-current assets/liabilities	3,681,230	-
Costless Collars	Current assets/liabilities	16,265,542	1,932,884
Costless Collars	Non-current asset/liabilities	12,275,834	8,766,484
Total Derivative Assets		$37,778,586	$10,984,494

Derivative Liabilities:
Swap Contracts	Current liabilities	$-	$(8,383,588)
Swap Contracts	Non-current liabilities	-	-
Costless Collars	Current assets/liabilities	(4,088,959)	(3,197,490)
Costless Collars	Non-current assets/liabilities	(5,091,891)	(11,341,387)
Total Derivative Liabilities		(9,180,850)	$(22,922,465)

The following disclosures are applicable to the Company’s financial statements, as of June 30, 2012 and 2011, respectively:

Derivative Type	Location of Loss for Effective and Ineffective Portion of Derivative In Income	Amount of Loss Reclassified from AOCI into Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Commodity - Cash Flow	Loss on Settled Derivatives	$ -	$ 283,800	$ 101,309	$ 553,950

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. In some cases, the Company has netting arrangements with its counterparties that provide for offsetting payables against receivables from separate derivative instruments.

NOTE 13    SUBSEQUENT EVENTS

In connection with preparing the unaudited financial statements for the six months ended June 30, 2012, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the financial statements.

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

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results described in these statements.  Forward-looking statements speak only as of the date they are made.  You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by subsequent reports we file with the SEC (including our Report on Form 10-Q for the fiscal quarter ended March 31, 2012), which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

The following discussion should be read in conjunction with the Financial Statements and Accompanying Notes appearing elsewhere in this report.

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties, primarily in the Bakken and Three Forks formations within the Williston Basin in North Dakota and Montana.  We believe the location, size and concentration of our acreage position in one of North America’s leading unconventional oil-resource plays will provide drilling and development opportunities that result in significant long-term value.  Our primary focus is oil exploration and production through non-operated working interests in wells drilled and completed in spacing units that include our acreage.

As of December 31, 2011, our proved reserves were 46.8 MMBoe (all of which were in the Williston Basin) as estimated by Ryder Scott, our independent reservoir engineering firm, representing a 198% growth in proved reserves compared to year end 2010.  As of December 31, 2011, 34% of our reserves were classified as proved developed and 89% of our reserves were oil.

Our average daily production in the second quarter of 2012 was approximately 10,412 Boe per day, of which approximately 93% was oil.  Our second quarter 2012 average daily production increased 136% compared to an average of 4,406 Boe per day in the second quarter of 2011.  As of June 30, 2012, we participated in 955 gross (87.6 net) producing wells.

As of June 30, 2012, we leased approximately 687,319 gross (180,588 net) acres, of which 686,555 gross (179,824 net) acres, over 99%, were located in the Williston Basin of North Dakota and Montana.  In 2011, we acquired approximately 43,239 net mineral acres at an average cost of approximately $1,832 per net acre.  During the six months ended June 30, 2012, we acquired or earned through farm-in arrangements approximately 17,338 net mineral acres at an average cost of approximately $1,881 per net acre.

Highlights from the First Half of 2012 Results

During the six month period ended June 30, 2012, we achieved the following financial and operating results:

•	Including the effect of realized losses from derivative contracts, oil, natural gas and NGL sales increased 141% for the six month period ended June 30, 2012 as compared to the same period last year;

•	Average daily production reached 9,465 Boe per day for the six months ended June 30, 2012;

•	Our developed well total increased to 955 gross (87.6 net) as of June 30, 2012;

•	We entered into additional derivative contracts for 2012, 2013 and 2014;

•	The borrowing base under our Revolving Credit Facility was increased from $120 million to $300 million; and

•	We issued $300 million aggregate principal amount of 8.000% senior notes due 2020.

Total oil, natural gas, and NGL production increased 127% for the first six months of 2012 compared to the same period in 2011.  This increase was due to higher production levels resulting from 29.7 net wells added to production during the first six months of 2012.  Our average realized prices on a per Boe basis (including realized losses from derivative contracts) were 6% higher in the first half of 2012 compared to the same period in 2011.

Source of Our Revenues

We derive our revenues from the sale of oil, natural gas and NGLs produced from our properties.  Revenues are a function of the volume produced, the prevailing market price at the time of sale, oil quality, Btu content and transportation costs to market.  We use derivative instruments to hedge future sales prices on a substantial, but varying, portion of our oil and natural gas production.  We expect our derivative activities will help us achieve more predictable cash flows and reduce our exposure to downward price fluctuations.  The use of derivative instruments has in the past, and may in the future, prevent us from realizing the full benefit of upward price movements but also mitigates the effects of declining price movements.  Our average realized price calculations include the effects of the settlement of all derivative contracts regardless of the accounting treatment.

Principal Components of Our Cost Structure

•
Oil price differentials.  The price differential between our Williston Basin well head price and the NYMEX WTI benchmark price is driven by the additional cost to transport oil from the Williston Basin via train, barge, pipeline or truck to refineries.

•
Unrealized gain (loss) on derivative instruments.  We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in the price of oil.  This account activity represents the recognition of gains and losses associated with our outstanding derivative contracts as commodity prices and commodity derivative contracts change on contracts that have not been designated for hedge accounting.

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

•
Interest expense.  We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings.  As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.  We capitalize a portion of the interest paid on applicable borrowings into our full cost pool.  We include interest expense that is not capitalized into the full cost pool, the amortization of deferred financing costs (including origination and amendment fees), commitment fees and annual agency fees as interest expense.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX WTI benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX WTI and the sales prices we receive for our oil production. Higher oil price differentials lowered our oil and gas sales in the first half of 2012.  Relatively mild weather in North Dakota allowed production throughout the winter (increasing supply) while some refineries were down for routine maintenance (decreasing demand).  This caused oil price differentials to increase for a short period during the first half of 2012, which have subsequently declined due to various rail projects coming online, refineries completing their seasonal maintenance and the reversal of the Seaway pipeline from Cushing, Oklahoma to the Gulf Coast.  As the rail capacity continues to increase and planned Seaway pipeline expansions are completed, we believe the oil price differentials will return to historical levels.  Our oil price differential to the NYMEX WTI benchmark price during the first six months of 2012 was $13.89 per barrel, as compared to $8.32 per barrel in the first six months of 2011.

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

Market Conditions

Prices for various quantities of natural gas, and NGLs and oil that we produce significantly impact our revenues and cash flows.  Commodity prices have been volatile in recent years.  The following table lists average New York Mercantile Exchange (“NYMEX”) prices for natural gas and crude oil for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
Average NYMEX prices(a)
Crude oil (per bbl)	$98.15	$98.50
Natural gas (per mcf)	$2.43	$4.29
________________
(a)	Based on average NYMEX closing prices.

Results of Operations for the three month periods ended June 30, 2012 and June 30, 2011

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended June 30,
	2012	2011	% Change
Net Production:
Oil (Bbl)	883,645	376,170	135%
Natural Gas (Mcf)	382,940	148,547	158
Total (Boe)	947,468	400,928	136

Net Sales:
Oil Sales	$68,489,420	$34,549,728	98
Natural Gas Sales	1,949,595	931,936	109
Loss on Settled Derivatives	(1,094,885)	(5,608,231)	(80)
Unrealized Gain on Derivative Instruments	49,799,311	20,848,232	139
Other Revenue	64,160	104,433	(39)
Total Revenues	119,207,601	50,826,098	135

Average Sales Prices:
Oil (per Bbl)	$77.51	$91.85	(16)
Effect of Loss on Settled Derivatives on Average Price (per Bbl)	(1.24)	(14.91)	92
Oil Net of Settled Derivatives (per Bbl)	76.27	76.94	(1)
Natural Gas and other liquids (per Mcf)	5.09	6.27	(19)
Realized price on a Boe basis including all realized derivative settlements	73.19	74.51	(2)

Operating Expenses:
Production Expenses	$7,292,253	$2,615,546	179
Production Taxes	6,658,004	3,311,037	101
General and Administrative Expense (Including Share Based Compensation)	4,419,607	2,749,418	61
General and Administrative Expense (Non-Cash Share Based Compensation)	2,091,972	1,505,174	39
Depletion of Oil and Gas Properties	25,519,809	8,349,600	206

Costs and Expenses (per Boe):
Production Expenses	$7.70	$6.52	18
Production Taxes	7.03	8.26	(15)
General and Administrative Expense (Including Share Based Compensation)	4.66	6.86	(32)
General and Administrative Expense (Non-Cash Share Based Compensation)	2.21	3.75	(41)
Depletion of Oil and Gas Properties	26.93	20.83	29

Net Producing Wells at Period End	87.6	37.7	132

Oil and Natural Gas Sales

In the second quarter of 2012, oil, natural gas and NGL sales increased 99% as compared to the second quarter of 2011, driven primarily by a 136% increase in production and partially offset by a 2% decrease in realized prices taking into account the effect of settled derivatives.  Higher oil price differentials in the second quarter of 2012 lowered the average realized price in the second quarter of 2012 as compared to the same period in 2011.  The oil price differential during the second quarter of 2012 was $13.72 per barrel, as compared to $7.42 per barrel in the second quarter of 2011.

As discussed above, our production continues to grow through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our oil and natural gas sales from existing wells.  During the second quarter of 2012, our average daily production volumes increased 136% as compared to the second quarter of 2011.  The production increased primarily due to the addition of more net productive wells in 2012 as compared to 2011.

Derivative Instruments

For the second quarter of 2012, we incurred a loss on settled derivatives of $1.1 million, compared to $5.6 million loss for the second quarter of 2011.  Our average realized price (including all derivative settlements) received during the second quarter of 2012 was $73.19 per Boe compared to $74.51 per Boe in the second quarter of 2011, due to lower average NYMEX prices in 2012.  Our average realized price (including all derivative settlements) calculation includes all cash settlements for derivatives.

We had unrealized gain on derivative instruments of $49.8 million in the second quarter of 2012 compared to a $20.8 million gain in the second quarter of 2011.  At June 30, 2012, all of our derivative contracts were recorded at their fair value, which was a net asset of $28.6 million, an increase of $40.5 million from the $11.9 million net liability recorded as of December 31, 2011.

Production Expenses

Production expenses were $7.3 million in the second quarter of 2012 compared to $2.6 million in the second quarter of 2011.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses per Boe increased from $6.52 per Boe in the second quarter of 2011 to $7.70 in second quarter of 2012.  This increase was due to increased water production and increased costs associated with salt water trucking and disposal during 2012 as compared to 2011.  On an absolute dollar basis, our production expenses in the second quarter of 2012 were 179% higher when compared to the same quarter in 2011 due to our production increasing 136%, higher water hauling and disposal costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales.  These costs were $6.7 million in the second quarter of 2012 compared to $3.3 million in the second quarter of 2011.  As a percent of oil and natural gas sales, our production taxes were 9.5% and 9.3% in the second quarter of 2012 and 2011, respectively.  The second quarter of 2012 average production tax rate was higher than the second quarter of 2011 average due to greater levels of production from properties that did not qualify for reduced rates/or tax exemptions during 2012.  A portion of our production is in Montana and North Dakota jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.

General and Administrative Expense

General and administrative expense was $4.4 million for the second quarter of 2012 compared to $2.7 million for the second quarter of 2011.  The second quarter of 2012 increase of $1.7 million when compared to second quarter of 2011 was due to higher base salaries and benefits ($0.7 million), increased share based compensation expense ($0.6 million), higher legal and professional expenses ($0.2 million) and higher insurance expenses ($0.1 million).  As a result of our growth, we increased staffing in the legal, finance and land departments.  Our personnel costs continue to increase as we invest in our technical teams and other staffing to support our growth.  Share based compensation expense represents the amortization of restricted stock grants granted to our employees and directors as part of compensation as well as fully vested share grants to employees and directors throughout the year.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $25.6 million in the second quarter of 2012 compared to $8.4 million in the second quarter of 2011.  Depletion expense, the largest component of DD&A, was $26.93 per Boe in the second quarter of 2012 compared to $20.83 per Boe in the second quarter of 2011.  The aggregate increase in depletion expense for second quarter of 2012 compared to the second quarter of 2011 was driven by a 136% increase in production.  Additionally, depletion rates rose in second quarter of 2012 due to an increase in our future development and operating cost estimates to reflect the changes in well completion methodologies (e.g. more stimulation costs per well due to longer lateral extensions).  Depletion rates in new plays tend to be higher in the beginning as increased initial outlays are amortized over proved reserves based on early stages of evaluations.  As these plays mature, new technologies, well completion methodologies and additional historical operating information impact the reserve evaluations.  Depreciation, amortization and accretion was $0.1 million in second quarter of 2012 compared to $0.1 million in the second quarter of 2011.  The following table summarizes DD&A expense per Boe for the second quarters of 2012 and 2011:

	Three Months Ended June 30,
	2012	2011	Change	Change
Depletion	$26.93	$20.83	$6.10	29%
Depreciation, amortization, and accretion	0.13	0.19	(0.06)	(32%)
Total DD&A expense	$27.06	$21.02	$6.04	29%

Interest Expense

Interest expense, net of capitalized interest, was $2.7 million for the second quarter of 2012 compared to $0.1 million in the second quarter of 2011.  Capitalized interest was $1.6 million and $0 for the three month periods ended June 30, 2012 and 2011, respectively.  The increase in interest expense between periods was primarily due to higher borrowing levels in 2012.

Income Tax Provision

The provision for income taxes was $28.8 million in the second quarter of 2012 compared to $13.1 million in the second quarter of 2011.  The effective tax rate in the second quarter of 2012 was 39.8% compared to an effective tax rate of 39.0% in the second quarter of 2011.  The effective tax rate was different than the statutory rate of 35% primarily due to state taxes.

Results of Operations for the six month periods ended June 30, 2012 and June 30, 2011

The following table sets forth selected operating data for the periods indicated.

	Six Months Ended June 30,
	2012	2011	% Change
Net Production:
Oil (Bbl)	1,601,163	711,411	125%
Natural Gas (Mcf)	728,367	276,833	163
Total (Boe)	1,722,558	757,550	127

Net Sales:
Oil Sales	$131,163,761	$60,796,830	116
Natural Gas Sales	4,414,650	1,726,455	156
Loss on Settled Derivatives	(6,430,482)	(8,870,287)	28
Unrealized Gain (Loss) on Derivative Instruments	40,434,398	(430,397)	9,495
Other Revenue	148,266	130,246	14
Total Revenues	169,730,593	53,352,847	218

Average Sales Prices:
Oil (per Bbl)	$81.92	$85.46	(4)
Effect of Loss on Settled Derivatives on Average Price (per Bbl)	(4.02)	(12.47)	68
Oil Net of Settled Derivatives (per Bbl)	77.90	72.99	7
Natural Gas and other liquids (per Mcf)	6.06	6.24	(3)
Realized price on a Boe basis inclding all realized derivative settlements	74.97	70.82	6

Operating Expenses:
Production Expenses	$13,805,601	$4,631,902	198
Production Taxes	12,736,889	5,926,901	115
General and Administrative Expense (Including Share Based Compensation)	9,100,985	6,040,007	51
General and Administrative Expense (Non-Cash Share Based Compensation)	4,296,899	3,363,345	28
Depletion of Oil and Gas Properties	43,829,309	15,213,079	188

Costs and Expenses (per Boe):
Production Expenses	$8.01	$6.11	31
Production Taxes	7.39	7.82	(5)
General and Administrative Expense (Including Share Based Compensation)	5.28	7.97	(34)
General and Administrative Expense (Non-Cash Share Based Compensation)	2.49	4.44	(44)
Depletion of Oil and Gas Properties	25.44	20.08	27

Net Producing Wells at Period End	87.6	37.7	132

Oil and Natural Gas Sales

In the first half of 2012, oil, natural gas and NGL sales increased 117% as compared to the first half of 2011, driven primarily by a 127% increase in production and partially aided by a 6% increase in realized prices taking into account the effect of settled derivatives.  Partially offsetting the higher average realized price in the first half of 2012 as compared to the same period in 2011 was a higher oil price differential.  The oil price differential during the first half of 2012 was $13.89 per barrel, as compared to $8.32 per barrel in the first half of 2011.

As discussed above, our production continues to grow through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our oil and natural gas sales from existing wells.  During the first half of 2012, our average daily production volumes increased 126% as compared to the first half of 2011.  The production increased primarily due to the addition of more net productive wells in 2012 as compared to 2011.

Derivative Instruments

For the first half of 2012, we incurred a loss on settled derivatives of $6.4 million, compared to $8.9 million loss for the first half of 2011.  Our average realized price (including all derivative settlements) received during the first half of 2012 was $74.97 per Boe compared to $70.82 per Boe in the first half of 2011 due to lower average NYMEX prices in 2012.  Our average realized price (including all derivative settlements) calculation includes all cash settlements for derivatives.

We had unrealized gain on derivative instruments of $40.4 million in the first half of 2012 compared to a $0.4 million loss in the first half of 2011.  At June 30, 2012, all of our derivative contracts were recorded at their fair value, which was a net asset of $28.6 million, an increase of $40.5 million from the $11.9 million net liability recorded as of December 31, 2011

Production Expenses

Production expenses were $13.8 million in the first half of 2012 compared to $4.6 million in the first half of 2011.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses per Boe increased from $6.11 per Boe in the first half of 2011 to $8.01 in first half of 2012.  On an absolute dollar basis, our production expenses in the first half of 2012 were 198% higher when compared to the same period in 2011 due to our production increasing 127%, higher water hauling and disposal costs and higher workover expenses.  These increases were due to an increased number of producing wells, increased water production and increased costs associated with salt water trucking and disposal during 2012 as compared to 2011.

Production Taxes

We pay production taxes based on realized crude oil and natural gas sales.  These costs were $12.7 million in the first half of 2012 compared to $5.9 million in the first half of 2011.  As a percent of oil and gas sales, our production taxes were 9.4% and 9.5% in the first half of 2012 and 2011, respectively.  The first half of 2012 average production tax rate was lower than the first half of 2011 average due to well additions that qualified for reduced rates/or tax exemptions during 2012.  A portion of our production is in Montana and North Dakota jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.

General and Administrative Expense

General and administrative expense was $9.1 million for the first half of 2012 compared to $6.0 million for the first half of 2011.  The first half of 2012 increase of $3.1 million when compared to first half of 2011 was due to higher base salaries and benefits ($1.3 million), increased share based compensation expense ($0.9 million), higher legal and professional expenses ($0.4 million), higher travel expenses ($0.3 million) and higher insurance expenses ($0.1 million).  As a result of our growth, we increased staffing in the legal, finance and land departments.  Our personnel costs continue to increase as we invest in our technical teams and other staffing to support our growth.  Share based compensation expense represents the amortization of restricted stock grants granted to our employees and directors as part of compensation as well as fully vested share grants to employees and directors throughout the year.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $44.1 million in the first half of 2012 compared to $15.4 million in the first half of 2011.  Depletion expense, the largest component of DD&A, was $25.44 per Boe in the first half of 2012 compared to $20.08 per Boe in the first half of 2011.  The aggregate increase in depletion expense for first half of 2012 compared to the first half of 2011 was driven by a 127% increase in production.  Additionally, depletion rates rose in first half of 2012 due to an increase in our future development and operating cost estimates to reflect the changes in well completion methodologies (e.g. more stimulation costs per well due to longer lateral extensions).  Depletion rates in new plays tend to be higher in the beginning as increased initial outlays are amortized over proved reserves based on early stages of evaluations.  As these plays mature, new technologies, well completion methodologies and additional historical operating information impact the reserve evaluations.  Depreciation, amortization and accretion was $0.2 million in the first half of 2012 compared to $0.2 million in the first half of 2011.  The following table summarizes DD&A expense per Boe for the first half of 2012 and 2011:

	Six Months Ended June 30,
	2012	2011	Change	Change
Depletion	$25.44	$20.08	$5.36	27%
Depreciation, amortization, and accretion	0.14	0.20	(0.06)	(30%)
Total DD&A expense	$25.58	$20.28	$5.30	26%

Interest Expense

Interest expense, net of capitalized interest, was $2.9 million for the first half of 2012 compared to $0.2 million in the first half of 2011.  The increase in interest expense between periods was primarily due to higher borrowing levels in 2012

Interest Income

During the first half of 2012 we had $1,100 of interest income as compared to $0.6 million in the first half of 2011. Interest income for the first half of 2012 decreased as compared to the first half of 2011 because of lower levels of cash and short term investments.  The higher amount of cash and short term investments in 2011 resulted from the sale of common stock in November 2010.

Income Tax Provision

The provision for income taxes was $34.7 million in the first half of 2012 compared to a provision of $8.6 million in the first half of 2011.  The effective tax rate in the first half of 2012 was 39.8% compared to an effective tax rate of 39.0% in the first half of 2011.  The higher pre-tax income levels caused us to increase our federal statutory rate from 34% to 35% in 2012.  The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates of 4.8% and 4.0% in the first half of 2012 and 2011, respectively.

Non-GAAP Financial Measures

Our non-GAAP net income, which excludes unrealized gain (loss) on derivative instruments, net of tax, for the three months ended June 30, 2012, was $13.6 million (representing approximately $0.22 per diluted share), as compared to $7.7 million (representing approximately $0.12 per diluted share) for the three months ended June 30, 2011.  Our non-GAAP net income, which excludes unrealized gain (loss) on derivative instruments, net of tax, for the six months ended June 30, 2012, was $28.1 million (representing approximately $0.45 per diluted share), as compared to $13.6 million (representing approximately $0.22 per diluted share) for the six months ended June 30, 2011.  These increases in non-GAAP net income are primarily due to our continued addition of crude oil and natural gas production from new wells and, for the six month periods, higher realized commodity prices in 2012 compared to 2011.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization, and accretion, (iv) unrealized gain (loss) on derivative instruments and (v) non-cash share based compensation expense.  Adjusted EBITDA for the three months ended June 30, 2012 was $53.1 million, compared to Adjusted EBITDA of $22.7 million for the three months ended June 30, 2011.  Adjusted EBITDA for the six months ended June 30, 2012 was $98.0 million, compared to Adjusted EBITDA of $41.3 million for the six months ended June 30, 2011.  These increases in Adjusted EBITDA are primarily due to our continued addition of crude oil and natural gas production from new wells and, for the six month periods, higher realized commodity prices in 2012 compared to 2011.

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

Net income excluding unrealized gain (loss) on derivative instruments, net of tax and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

NORTHERN OIL AND GAS, INC.
Reconciliation of GAAP Net Income to Net Income Excluding
Unrealized (Gain) Loss on Derivative Instruments, Net of Tax
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net Income	$43,626,396	$20,432,900	$52,432,307	$13,375,058
Add:
Unrealized (Gain) Loss on Derivative Instruments	(49,799,311)	(20,848,232)	(40,434,398)	430,397
Tax Impact	19,820,000	8,131,000	16,093,000	(168,000)
Net Income without Effect of Certain Items	$13,647,085	$7,715,668	$28,090,909	$13,637,455

Weighted Average Shares Outstanding – Basic	62,399,869	61,686,463	62,319,553	61,586,603
Weighted Average Shares Outstanding - Diluted	62,705,473	62,053,888	62,687,814	62,028,292

Net Income Per Common Share - Basic	$0.70	$0.33	$0.84	$0.22
Add:
Change due to Unrealized (Gain) Loss on Derivative Instruments	(0.80)	(0.34)	(0.65)	0.01
Change due to Tax Impact	0.32	0.14	0.26	(0.01)
Net Income without Effect of Certain Items Per Common Share - Basic	$0.22	$0.13	$0.45	$0.22

Net Income Per Common Share - Diluted	$0.70	$0.33	$0.84	$0.22
Change due to Unrealized (Gain) Loss on Derivative Instruments	(0.80)	(0.34)	(0.65)	0.01
Change due to Tax Impact	0.32	0.13	0.26	(0.01)
Net Income without Effect of Certain Items Per Common Share - Diluted	$0.22	$0.12	$0.45	$0.22

Northern Oil and Gas, Inc.
Reconciliation of Adjusted EBITDA
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net Income	$43,626,396	$20,432,900	$52,432,307	$13,375,058
Add Back:
Interest Expense	2,728,104	122,546	2,924,403	243,188
Income Tax Provision	28,840,000	13,060,000	34,665,350	8,552,300
Depreciation, Depletion, Amortization, and Accretion	25,643,937	8,427,689	44,066,158	15,364,211
Non- Cash Share Based Compensation	2,091,972	1,505,174	4,296,899	3,363,345
Unrealized (Gain) Loss on Derivative Instruments	(49,799,311)	(20,848,232)	(40,434,398)	430,397
Adjusted EBITDA	$53,131,098	$22,700,077	$97,950,719	$41,328,499

Liquidity and Capital Resources

Overview

Historically, our main sources of liquidity and capital resources have been internally generated cash flow from operations, credit facility borrowings and issuances of equity.  We generally maintain low cash and cash equivalent balances because we use cash from operations to fund our development activities or reduce our bank debt.   We continue to take steps to ensure adequate capital resources and liquidity to fund our capital expenditure program.  In February 2012, we amended and restated the credit agreement governing our revolving credit facility (the “Revolving Credit Facility”) to increase the maximum facility size to $750 million, subject to a borrowing base that is currently $300 million.  In May 2012, we issued $300 million aggregate principal amount of 8.000% senior unsecured notes (the “Notes”) due June 1, 2020.  The issuance of these Notes resulted in net proceeds to us of approximately $291.2 million, which are in use to fund our exploration, development and acquisition program and for general corporate purposes (including repayment of borrowings that were outstanding under the Revolving Credit Facility at the time the Notes were issued).

At June 30, 2012, our debt to total book capitalization ratio was 35%, we had no borrowings under our Revolving Credit Facility, $300 million aggregate principal amount of Notes outstanding, $558.2 million of stockholders’ equity, and $25.2 million of cash on hand.  At December 31, 2011, we had $69.9 million of debt outstanding, $496.6 million of stockholders’ equity, and $6.3 million of cash on hand.

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations also are impacted by changes in working capital.  We generally maintain low cash and cash equivalent balances because we use cash from operations to fund our development activities or reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our Revolving Credit Facility.  We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production for the next 12 to 36 months.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under our Revolving Credit Facility.

Our cash flows for the six month periods ended June 30, 2012 and 2011 are presented below:

	Six Months Ended June 30,
	2012	2011
	(In thousands, unaudited)
Net cash provided by operating activities	$85,561	$35,495
Net cash used for investing activities	(284,041)	(111,726)
Net cash provided by financing activities	217,372	1,500
Net change in cash	$18,892	$(74,731)

Cash flows provided by operating activities

Net cash provided by operating activities for the six months ended June 30, 2012 was $85.6 million compared to $35.5 million during the six months ended June 30, 2011.  This increase was due to higher production from development activity, which was partially offset by higher operating costs. Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our statements of cash flows) in the six months ended June 30, 2012 was an increase of $10.0 million compared to an increase of $5.5 million in the same period of the prior year.

Cash flows used in investing activities

We had cash flows used in investing activities of $284.0 million and $111.7 million during the six month periods ended June 30, 2012 and 2011, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  The increase in cash used in investing activities for the first half of 2012 as compared to same period of the prior year was attributable to our acquisitions of properties in the Williston Basin, as well as increased levels of development of our properties.  During the first half of 2012, we added 29.7 net producing wells compared to approximately 11.7 net producing wells during the first half of 2011.  At June 30, 2012 we were drilling or awaiting completion on 10.8 net wells.

Cash flows provided by financing activities

Net cash provided by financing activities was $217.4 million and $1.5 million during the six months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012, we issued $300 million in senior notes and had net repayments on our Revolving Credit Facility of $69.9 million.  The proceeds from these borrowings are in use to fund our exploration, development and acquisition program and for general corporate purposes.

Revolving Credit Facility

As of December 31, 2011, we maintained a $500 million revolving credit facility that was secured by substantially all of our assets with a maturity of May 26, 2014.  We had $69.9 million of borrowings under that revolving credit facility at December 31, 2011.  At December 31, 2011, we had a borrowing base of $150 million, subject to a $120 million aggregate maximum credit amount that provided $50.1 million of additional borrowing capacity under that facility.

In February 2012, we entered into an amended and restated credit agreement governing our Revolving Credit Facility, which replaced our previous revolving credit facility. The new facility, secured by substantially all of our assets, provides for an initial commitment equal to the lesser of the facility amount or the borrowing base.  At closing, the maximum facility amount was $750 million and provided for a $250 million borrowing base.  The new bank group is comprised of a group of commercial banks, with no single bank holding more than 14% of the total facility.  Under the terms of the Revolving Credit Facility, we are limited to $300 million of permitted additional indebtedness, as defined in the credit agreement.  The borrowing base is reduced by 25% of the stated amount of the permitted additional indebtedness.  The Revolving Credit Facility provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  On June 29, 2012, we entered into an amendment to the credit agreement governing our Revolving Credit Facility to increase the borrowing base to $300 million in connection with an unscheduled redetermination following the issuance of the Notes.  As of June 30, 2012, there were no borrowings under our Revolving Credit Facility, leaving $300 million of borrowing capacity available to us.  The Revolving Credit Facility will expire and all outstanding borrowings under it will mature on January 1, 2017.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.75% to 1.75% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.75% to 2.75%.  The applicable spread is dependent upon borrowings relative to the borrowing base.  We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%, depending on outstanding borrowings relative to the borrowing base.  The Revolving Credit Facility is subject to negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make certain types of investments.  In addition, we are required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.0 to 1.0, a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0 and a ratio of EBITDAX to interest expense of no less than 3.0 to 1.0.  We were in compliance with our covenants under the Revolving Credit Facility at June 30, 2012.

8.000% Senior Notes due 2020

On May 18, 2012, we issued $300 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “Notes”). Interest is payable on the Notes semi-annually in arrears on each June 1 and December 1, commencing December 1, 2012.  The issuance of these Notes resulted in net proceeds to us of approximately $291.2 million, which are in use to fund our exploration, development and acquisition program and for general corporate purposes (including repayment of borrowings that were outstanding under our Revolving Credit Facility at the time the Notes were issued).

At any time prior to June 1, 2015, we may redeem up to 35% of the Notes at a redemption price of 108% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption.  Prior to June 1, 2016, we may redeem some or all of the Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date.  On and after June 1, 2016, we may redeem some or all of the Notes at redemption prices (expressed as percentages of principal amount) equal to 104% for the twelve-month period beginning on June 1, 2016, 102% for the twelve-month period beginning June 1, 2017 and 100% beginning on June1, 2018, plus accrued and unpaid interest to the redemption date.

On May 18, 2012, in connection with the issuance of the Notes, we entered into an Indenture (the “Base Indenture”), with Wilmington Trust, National Association, as trustee (the “Trustee”).

The Indenture restricts our ability to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase, equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets.  These covenants are subject to a number of important exceptions and qualifications.  If at any time when the Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and we and any of our subsidiaries will cease to be subject to such covenants.

The Indenture contains customary events of default, including:

•	default in any payment of interest on any Note when due, continued for 30 days;

•	default in the payment of principal of or premium, if any, on any Note when due;

•	failure by us to comply with our other obligations under the Indenture, in certain cases subject to notice and grace periods;

•
payment defaults and accelerations with respect to other indebtedness of Northern and our Restricted Subsidiaries (as defined in the Indenture) in the aggregate principal amount of $25 million or more;

•
certain events of bankruptcy, insolvency or reorganization of Northern or a Significant Subsidiary (as defined in the Indenture) or group of Restricted Subsidiaries that, taken together, would constitute a Significant Subsidiary;

•
failure by us or any Significant Subsidiary or group of Restricted Subsidiaries that, taken together, would constitute a Significant Subsidiary to pay certain final judgments aggregating in excess of $25 million within 60 days; and

•	any guarantee of the Notes by a Guarantor ceases to be in full force and effect, is declared null and void in a judicial proceeding or is denied or disaffirmed by its maker.

Capital Expenditures
Our primary needs for cash are for exploration, development and acquisition of oil and natural gas properties and payment of interest on outstanding indebtedness.  Development and acquisition activities are highly discretionary and we monitor our capital expenditures on a regular basis, adjusting the amount up or down depending on projected commodity prices, cash flows and returns.  Total drilling and completion cost in the Williston Basin generally ranges from approximately $7 to $10 million per well, and can vary based on vertical depth of the well, lateral length and completion techniques.

2012 Drilling and Acreage Plan

In the first half of 2012, we participated in the spudding of 22.5 net wells and we reaffirm our expectation to participate in the spudding of approximately 44 net wells for the year.  Based on current drilling and completion costs reflected on authority for expenditures (AFE’s) received from operating partners, we estimate the average completed well cost will be $8.8 million during 2012, which represents an increase from a previously estimated $8.2 million per well.  As a result, we expect capital expenditures related to 2012 spud wells will approximate $387 million, an increase of approximately $27 million from previous estimates.  The 2012 budget does not include approximately $171.5 million of capital that was related to wells spud prior to 2012 that was included in our first half of 2012 capital expenditures.  The majority of these expenditures for wells spud prior to 2012 relate to our 175 gross (18.0 net) wells that were drilling or awaiting completion at December 31, 2011 that were subsequently completed in 2012 as a result of a greater availability of completion (frac) crews.  Also excluded from the foregoing budget are capitalized interest and other internal costs, as well as costs related to asset retirement obligations.

In the first half of 2012, we spent $25.1 million on acreage acquisitions and we expect to spend a total of $50 million throughout 2012 on acreage acquisitions.  This represents a reduction in our previous estimates of $60-$80 million in acreage acquisition costs for 2012.

The forward-looking statements about our capital budget are based on current expectations, estimates and projections and are not guarantees of future performance. Actual results may differ materially from these expectations, estimates and projections and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Some factors that could cause actual results to differ materially include prices of and demand for crude oil and natural gas, actions of operating partners and competitors, changes in methods and costs for drilling and completion of wells, disruptions or interruptions of our production and unforeseen hazards such as weather conditions, acts of war or terrorists acts and the government or military response, and other operating and economic considerations.

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

We enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil price volatility.  On November 1, 2009, due to the volatility of price differentials in the Williston Basin, we de-designated all derivatives that were previously classified as cash flow hedges and we have elected not to designate any subsequent derivative contracts as accounting hedges. As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period. Any realized gains and losses are recorded to gain (loss) on settled derivatives and unrealized mark–to-market gains or losses are recorded to unrealized gain (loss) on derivative instruments on the statement of income rather than as a component of other comprehensive income (loss) or other income (expense).

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production over a rolling 36 month horizon.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under our Revolving Credit Facility.  As of June 30, 2012, we had entered into derivative agreements covering 1.2 million barrels for the remainder of 2012, 2.1 million barrels for 2013 and 0.2 million barrels for 2014.

The following table summarizes the oil derivative contracts that we have entered into for each year as of June 30, 2012:

Settlement Period	Oil (Barrels)	Fixed Price	Weighted Avg NYMEX Reference Price
Oil Swaps
07/01/12 – 12/31/12	60,000	104.50	86.20
07/01/12 – 12/31/12	310,000	95.15	86.11
07/01/12 – 12/31/12	120,000	100.00	86.19
07/01/13 – 12/31/13	60,000	102.30	88.61
01/01/14 – 6/30/14	240,000	100.00	88.09

Term	Oil (Barrels)	Price	Basis
Costless Collars
07/01/12 – 12/31/12	69,712	$85.00/$95.25	NYMEX
01/01/13 – 12/31/13	760,794	$85.00/$98.00	NYMEX
07/01/12 – 12/31/13	257,024	$90.00/$103.50	NYMEX
07/01/12 – 12/31/13	245,817	$90.00/$106.50	NYMEX
07/01/12 – 12/31/13	369,626	$90.00/$110.00	NYMEX
07/01/12 – 12/31/13	328,749	$95.00/$107.00	NYMEX
07/01/13 – 12/31/13	96,000	$95.00/$106.90	NYMEX
07/01/12 – 12/31/12	120,000	$95.00/$115.10	NYMEX
01/01/13 – 12/31/13	480,000	$95.00/$110.70	NYMEX

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our Revolving Credit Facility interest rate is a floating rate option that is designated by us.  During the first half of 2012, we had $124.9 million in average outstanding borrowings under our credit facility at a weighted average rate of 1.12%.  We have the option to designate the reference rate of interest for each specific borrowing under the credit facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate (“LIBOR”) will bear interest at a rate equal to LIBOR plus a spread ranging from 1.75% to 2.75% depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 0.75% to 1.75%, depending on the percentage of borrowing base that is currently advanced.  We have the option to designate either pricing mechanism.  Interest payments are due under the credit facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the credit facility.

Our credit facility allows us to fix the interest rate of borrowings under it for all or a portion of the principal balance for a period up to three months; however our borrowings are generally withdrawn with interest rates fixed for one month. Thereafter, to the extent we do not repay the principle, our borrowings are rolled over and the interest rate is reset based on the current LIBOR or prime rate as applicable. As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on the floating-rate debt during the first half of 2012 would cost us approximately $1.2 million in additional annual interest expense.

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

As of June 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 20, 2011, plaintiff Donald Rensch filed an amended shareholder derivative complaint (the “Amended Complaint”) in the same court against our company as nominal defendant, Michael L. Reger, Ryan R. Gilbertson, James R. Sankovitz and Voyager.  All other defendants from the Original Complaint were not included as defendants in the Amended Complaint.  The Amended Complaint alleged breach of fiduciary duty of loyalty and usurping of corporate opportunities by Messrs. Reger, Gilbertson and Sankovitz in connection with the formation, capitalization, and operation of Plains Energy (Voyager’s predecessor), and also included related aiding and abetting claims against Voyager and Messrs. Reger and Gilbertson.  The plaintiff sought unspecified equitable relief and damages.    Defendants filed a motion to dismiss the lawsuit in the United States District Court for the District of Minnesota on September 9, 2011.  The motion was heard before the Court on December 20, 2011.  On May 7, 2012, the Court granted the motion to dismiss and dismissed the action with prejudice.

In addition to the foregoing, our company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Quarterly Report on Form 10-Q filed with the SEC for the period ended March 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not issue any unregistered equity securities during the quarter ended June 30, 2012.

Issuer Purchases of Equity Securities

No purchases of our common stock were made by or on behalf of our Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), during the quarter ended June 30, 2012.

In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million shares of our Company’s outstanding common stock.  The stock repurchase program will allow us to repurchase our shares from time to time in the open market, block transactions and in negotiated transactions.  We have not made any repurchases under this program to date.

Item 5.  Other Information.

We recently adopted the following procedures relating to consideration of director candidates recommended by shareholders.  Shareholders who wish to recommend individuals for consideration by our nominating committee to become nominees for election to our board of directors may do so by submitting a written recommendation to our nominating committee, c/o General Counsel, 315 Manitoba Avenue, Suite 200, Wayzata, MN 55391.  Submissions must include a written recommendation and the reason for the recommendation, biographical information concerning the recommended individual, including age, a description of the recommended individual’s past five years of employment history and any past and current board memberships. The submission must be accompanied by a written consent of the individual to stand for election if nominated by our nominating committee and to serve if elected by our board of directors or our shareholders, as applicable.  Alternatively, shareholders may directly nominate a person for election to our board of directors by complying with the procedures set forth in our bylaws, any applicable rules and regulations of the Securities and Exchange Commission and any applicable laws.

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	August 9, 2012	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	August 9, 2012	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of Northern Oil and Gas, Inc. dated June 28, 2010	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2012
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2012
4.3	Registration Rights Agreement, dated May 18, 2012, by and between Northern Oil and Gas, Inc. and RBC Capital Markets, LLC as representative of the Initial Purchasers	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2012
10.1	Purchase Agreement, dated May 15, 2012, by and between Northern Oil and Gas, Inc., and RBC Capital Markets, LLC for themselves and on behalf of the Initial Purchasers	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2012
10.2	First Amendment to Third Amended and Restated Credit Agreement, dated June 29, 2012, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2012
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document(1)	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed herewith

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