Form 10-Q
period 2012-09-30
NORTHERN OIL & GAS, INC.
filed 2012-11-08
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ☐ No ☒

As of November 5, 2012, there were 63,475,452 shares of our common stock, par value $0.001, outstanding.

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

“Net acres.”  The percentage ownership of gross acres.  Net acres are deemed to exist when the sum of fractional ownership working interests in gross acres equals one (e.g., a 10% working interest in a lease covering 640 gross acres is equivalent to 64 net acres).

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

“Undeveloped acreage.”  Leased acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of crude oil, NGLs, and natural gas, regardless of whether such acreage contains proved reserves.  Undeveloped acreage includes net acres held by operations until a productive well is established in the spacing unit.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

September 30, 2012

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012	December 31,
	(UNAUDITED)	2011
CURRENT ASSETS
Cash and Cash Equivalents	$8,234,566	$6,279,587
Trade Receivables	79,324,983	51,418,830
Advances to Operators	4,050,511	17,530,474
Prepaid Expenses	758,476	486,421
Other Current Assets	280,052	317,460
Derivative Instruments	4,005,611	-
Deferred Tax Asset	-	4,472,000
Total Current Assets	96,654,199	80,504,772

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	1,051,333,841	566,195,321
Unproved	104,910,316	137,784,903
Other Property and Equipment	3,173,798	2,988,641
Total Property and Equipment	1,159,417,955	706,968,865
Less - Accumulated Depreciation and Depletion	135,352,039	63,265,919
Total Property and Equipment, Net	1,024,065,916	643,702,946

DERIVATIVE INSTRUMENTS	2,283,655	-

DEBT ISSUANCE COSTS	12,211,806	1,386,201

TOTAL ASSETS	$1,135,215,576	$725,593,919

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$122,259,062	$110,133,286
Accrued Expenses	2,769,351	65,443
Accrued Interest	9,022,667	98,798
Derivative Instruments	-	9,363,068
Deferred Tax Liability	709,000	-
Total Current Liabilities	134,760,080	119,660,595

LONG-TERM LIABILITIES
Revolving Credit Facility	68,000,000	69,900,000
8% Senior Notes Due 2020	300,000,000	-
Derivative Instruments	-	2,574,903
Other Noncurrent Liabilities	1,422,683	959,366
Deferred Tax Liability	65,657,000	35,929,000
Total Long-Term Liabilities	435,079,683	109,363,269

TOTAL LIABILITIES	569,839,763	229,023,864

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	-	-
Common Stock, Par Value $.001; 95,000,000 Authorized, (9/30/2012 – 63,490,667
Shares Outstanding and 12/31/2011 – 63,330,421 Shares Outstanding)	63,491	63,330
Additional Paid-In Capital	464,209,170	448,198,350
Retained Earnings	101,103,152	48,370,684
Accumulated Other Comprehensive Loss	-	(62,309)
Total Stockholders' Equity	565,375,813	496,570,055

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,135,215,576	$725,593,919

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES
Oil and Gas Sales	$80,690,301	$43,680,619	$216,268,712	$106,203,904
Gain (Loss) on Settled Derivatives	1,701,296	(1,824,719)	(4,729,186)	(10,695,006)
Unrealized (Loss) Gain on Derivative Instruments	(22,308,470)	27,105,400	18,125,928	26,675,003
Other Revenue	12,486	88,738	160,752	218,984
Total Revenues	60,095,613	69,050,038	229,826,206	122,402,885

OPERATING EXPENSES
Production Expenses	8,734,636	3,910,859	22,540,237	8,542,761
Production Taxes	8,092,843	4,261,407	20,829,732	10,188,308
General and Administrative Expense	9,467,711	4,073,988	18,568,696	10,113,995
Depletion of Oil and Gas Properties	27,952,585	10,749,384	71,781,894	25,962,463
Depreciation and Amortization	104,830	75,597	304,226	214,205
Accretion of Discount on Asset Retirement Obligations	23,709	7,781	61,162	20,305
Total Expenses	54,376,314	23,079,016	134,085,947	55,042,037

INCOME FROM OPERATIONS	5,719,299	45,971,022	95,740,259	67,360,848

OTHER INCOME (EXPENSE)
Interest Expense	(5,205,822)	(182,499)	(8,130,225)	(425,687)
Interest Income	106	1,699	1,206	567,327
Gain on Available for Sale Securities	-	-	-	215,092
Total Other Income (Expense)	(5,205,716)	(180,800)	(8,129,019)	356,732

INCOME BEFORE INCOME TAXES	513,583	45,790,222	87,611,240	67,717,580

INCOME TAX PROVISION	213,422	17,173,000	34,878,772	25,725,300

NET INCOME	$300,161	$28,617,222	$52,732,468	$41,992,280

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Gains on Marketable Securities (Net of Tax of $109,000 for the nine months ended September 30, 2011)	-	-	-	173,846
Reclassification of Derivative Instruments Included in Income (Net of Tax of $119,000 for the three months ended September 30, 2011 and $39,000 and $331,000 for the nine months ended September 30, 2012 and 2011, respectively)	-	176,950	62,309	518,900
Total Other Comprehensive Income	$-	$176,950	$62,309	$692,746

COMPREHENSIVE INCOME	$300,161	$28,794,172	$52,794,777	$42,685,026

Net Income Per Common Share – Basic	$0.00	$0.46	$0.84	$0.68
Net Income Per Common Share – Diluted	$0.00	$0.46	$0.84	$0.68
Weighted Average Shares Outstanding – Basic	62,589,256	61,919,641	62,410,110	61,708,537
Weighted Average Shares Outstanding – Diluted	62,882,673	62,265,502	62,753,241	62,114,115

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$52,732,468	$41,992,280
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion of Oil and Gas Properties	71,781,894	25,962,463
Depreciation and Amortization	304,226	214,205
Amortization of Debt Issuance Costs	1,025,009	286,969
Accretion of Discount on Asset Retirement Obligations	61,162	20,305
Deferred Income Taxes	34,870,000	25,723,000
Net Gain on Sale of Available for Sale Securities	-	(215,092)
Unrealized Gain on Derivative Instruments	(18,125,928)	(26,675,003)
Amortization of Deferred Rent	(24,921)	(13,931)
Share - Based Compensation Expense	11,295,664	5,552,245
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(27,906,153)	(22,527,820)
Increase in Prepaid Expenses	(272,055)	(111,797)
Decrease in Other Current Assets	37,408	185,661
Decrease in Accounts Payable	(723,549)	(1,028,434)
Increase in Accrued Interest	8,923,869	20,475
Increase in Accrued Expenses	2,717,838	340
Net Cash Provided By Operating Activities	136,696,932	49,385,866

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Gas Properties and Development Capital Expenditures	(419,687,257)	(239,762,074)
Advances to Operators	-	(14,790,456)
Proceeds from Sale of Oil and Gas Properties	-	5,027,162
Proceeds from Sale of Available for Sale Securities	-	58,606,328
Purchases of Available for Sale Securities	-	(18,381,690)
Purchases of Other Equipment and Furniture	(185,157)	(181,041)
Net Cash Used For Investing Activities	(419,872,414)	(209,481,771)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	409,600,000	21,000,000
Repayments on Revolving Credit Facility	(411,500,000)	(6,000,000)
Issuances of 8% Senior Notes Due 2020	300,000,000	-
Debt Issuance Costs Paid	(11,850,614)	(249,147)
Repurchase of Common Stock	(1,173,315)	-
Proceeds from Exercise of Stock Options	54,390	-
Proceeds from Exercise of Warrants	-	1,500,000
Net Cash Provided by Financing Activities	285,130,461	16,250,853

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,954,979	(143,845,052)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6,279,587	152,110,701

CASH AND CASH EQUIVALENTS – END OF PERIOD	$8,234,566	$8,265,649

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$2,226,598	$17,965
Cash Paid During the Period for Income Taxes	$8,772	$2,300

Non-Cash Financing and Investing Activities:
Payment of Compensation through Issuance of Common Stock	$17,129,906	$17,391,413
Capitalized Asset Retirement Obligations	$413,146	$259,832
Non-Cash Compensation Capitalized in Oil and Gas Properties	$5,834,242	$10,308,464

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

Northern Oil and Gas, Inc. (the “Company,” “Northern,” “our” and words of similar import), a Minnesota corporation, is an independent energy company engaged in the acquisition, exploration, exploitation, development and production of crude oil and natural gas properties.  The Company’s common stock trades on the NYSE MKT market under the symbol “NOG”.

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of September 30, 2012, approximately 47% of the Company’s 183,788 total net acres were developed.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to fifteen years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.  Depreciation expense was $104,830 and $75,597 for the three months ended September 30, 2012 and 2011, respectively.  Depreciation expense was $304,226 and $214,205 for the nine months ended September 30, 2012 and 2011, respectively.

Full Cost Method

The Company follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the three and nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Capitalized Certain Payroll and Other Internal Costs	$79,471	$3,760,296	$7,366,101	$13,364,427
Capitalized Interest Costs	$1,811,088	-	4,426,429	-
Total	$1,890,559	$3,760,296	$11,792,530	$13,364,427

As of September 30, 2012, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  The Company received $5.0 million of proceeds from property sales in the nine months ended September 30, 2011, which was credited to the full cost pool.  There were no proceeds from property sales in the nine months ended September 30, 2012.

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three months ended September 30, 2012 and 2011, the Company transferred into the full cost pool costs related to expired leases of $0.5 million and $2.5 million, respectively.  For the nine months ended September 30, 2012 and 2011, the Company transferred into the full cost pool costs related to expired leases of $3.1 million and $8.1 million, respectively.

Capitalized costs of crude oil and natural gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved crude oil and natural gas reserves plus the cost of unproved properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the 12-month average price of crude oil and natural gas to estimated future production of proved crude oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.  As of September 30, 2012, the Company has not realized any impairment of its properties.

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

Debt Issuance Costs

The Company capitalized $5.8 million and $8.8 million of costs incurred in connection with the revolving credit facility and senior unsecured notes, respectively (see Note 4).  These debt issuance costs are being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.

The amortization of debt issuance costs for the three months ended September 30, 2012 and 2011 was $492,745 and $106,629, respectively.  The amortization of debt issuance costs for the nine months ended September 30, 2012 and 2011 was $1,025,009 and $286,969, respectively.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of September 30, 2012 and December 31, 2011, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

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

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  No valuation allowance has been recorded as of September 30, 2012 and December 31, 2011.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding – basic	62,589,256	61,919,641	62,410,110	61,708,537
Plus: Potentially dilutive common shares
Stock options, warrants, and restricted stock	293,417	345,861	343,131	405,578
Weighted average common shares outstanding – diluted	62,882,673	62,265,502	62,753,241	62,114,115
Restricted stock excluded from EPS due to the anti-dilutive effect	34,702	44,242	23,099	37,065

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

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Crude oil and natural gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment identified as of September 30, 2012 and December 31, 2011.

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

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of income and comprehensive income from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  In the past, acquisitions have been funded with internal cash flow, bank and other borrowings and the issuance of equity securities.  At September 30, 2012, approximately $118.9 million of capital expenditures were in accounts payable.

Acquisitions

For the nine months ended September 30, 2012, the Company acquired or earned through farm-in arrangements approximately 21,153 net acres, for an average cost of approximately $1,913 per net acre, in its key prospect areas in the form of effective leases.

For the nine months ended September 30, 2011, the Company acquired approximately 30,600 net acres, for an average cost of $1,820 per net acre, in its key prospect areas in the form of effective leases.

Unproved Properties

At September 30, 2012 and December 31, 2011, the amount of capitalized costs excluded from depletion was $104.9 million and $137.8 million, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.

The Company had 153 gross (10.1 net) wells drilling, awaiting completion or completing as of September 30, 2012.  All properties that are not classified as proven properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion.  Once a property is classified as proven, all associated acreage and drilling costs are subject to depletion.

The Company historically has acquired its properties by purchasing individual or small groups of leases directly from mineral owners or from landmen or lease brokers, which leases historically have not been subject to specified drilling projects, and by purchasing lease packages in identified project areas controlled by specific operators.  The Company generally participates in drilling activities by electing whether to participate in each well on a well-by-well basis at the time wells are proposed for drilling, with the exception of the defined drilling projects with Slawson Exploration Company, Inc. (“Slawson”) described below.

As of September 30, 2012, the Company was participating in three defined drilling projects with Slawson, with participation interests ranging between 4.5% and 50% covering an aggregate of approximately 19,556 net acres of leasehold interests held by the Company.  The areas cover the Windsor project area (4.5% participation interest) which includes approximately 2,722 net acres held by the Company, primarily located in Mountrail and surrounding counties of North Dakota.  The South West Big Sky project (20% participation interest) includes approximately 5,216 net acres held by the Company in Richland County, Montana.  The Lambert project (50% participation interest) includes approximately 11,618 net acres held by the Company in Richland and Dawson Counties, Montana.

NOTE 4     LONG-TERM DEBT

Revolving Credit Facility

In February, 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced its previous bank credit facility with a syndicated facility.  The Revolving Credit Facility, which is secured by substantially all of the Company’s assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At September 30, 2012, the facility amount was $750 million, the borrowing base was $350 million and there was a $68.0 million outstanding balance, leaving $282 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, the Company is limited to $500 million of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The $300 million in Notes described below is “permitted additional indebtedness” as defined in the Revolving Credit Facility.

The Revolving Credit Facility matures on January 1, 2017 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.75% to 1.75% or LIBOR borrowings at the Adjusted LIBO Rate (as defined) plus a spread ranging from 1.75% to 2.75%.  The applicable spread is dependent upon borrowings relative to the borrowing base.  The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of 0.375% to 0.50%. At September 30, 2012, the commitment fee was 0.375% and the interest rate margin was 1.75% on LIBOR loans and 0.75% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of its business or operations, merge, consolidate, or make investments. In addition, the Company is required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.0 to 1.0, maintain a ratio of EBITDAX to interest expense (as defined in the credit agreement) of not less that 3.0 to 1.0 and a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0.  The Company was in compliance with its covenants under the Revolving Credit Facility at September 30, 2012.

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

Common Stock

The following is a schedule of changes in the number of common stock during the nine months ended September 30, 2012 and the year ended December 31, 2011:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Beginning balance	63,330,421	62,129,424
Stock options exercised	10,500	3,500
Restricted stock grants (Note 6)	825,436	947,891
Warrants exercised	-	300,000
Other Surrenders	(675,690)	(50,394)
Ending balance	63,490,667	63,330,421

2012 Activity

In each of January 2012, April 2012 and July 2012, a director of the Company exercised 3,500 shares of stock options granted to him in 2007.

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

For the nine month period ended September 30, 2012, the Company had accrued bonuses of approximately $2.7 million based on the year to date results of operations in comparison to year-end bonus performance goals.  During the three and nine months ended September 30, 2012, the Company expensed approximately $578,000 and $1,378,000, respectively, in compensation related to this bonus accrual and capitalized the remaining into the full cost pool.  The Company had accrued bonuses of approximately $2.9 million for the nine months ended September 30, 2011, approximately $485,000 and $900,000 were expensed in share-based compensation for the three and nine months ended September 30, 2011, respectively,  and capitalized the remaining into the full cost pool

NOTE 6     STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

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

Restricted Stock Awards

During the nine months ended September 30, 2012, the Company issued 825,436 restricted shares of common stock as compensation to officers and employees of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than June 2016.  As of September 30, 2012, there was approximately $7.4 million of total unrecognized compensation expense related to unvested restricted stock.  This compensation expense will be recognized over the remaining vesting period of the grants.  The Company has assumed a zero percent forfeiture rate for restricted stock due to the small number of officers and employees that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
	Number of Shares	Weighted- Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	1,216,992	$19.87
Shares Granted	825,436	20.59
Shares Forfeited	(628,550)	19.08
Lapse of Restrictions	(526,792)	22.42
Restricted Shares Outstanding at September 30, 2012	887,086	$19.60

Stock Option Awards

On November 1, 2007, the board of directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Incentive Stock Option Plan.  The Company granted options to purchase 500,000 shares of the Company’s common stock, to members of the board and options to purchase 60,000 shares of the Company’s common stock to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  As of September 30, 2012, options to purchase a total of 251,963 shares remain outstanding but unexercised.  The board of directors determined that no future grants will be made pursuant to the 2006 Incentive Stock Option Plan. All future stock compensation will be issued under the 2009 Equity Incentive Plan.

The Company used the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options is recognized as compensation over the vesting period.  There have been no stock options granted in the nine months ended September 30, 2012 under the 2006 Stock Option Plan or the 2009 Equity Incentive Plan.  All exercises of options as of September 30, 2012 relate to the 2007 grants.

Currently Outstanding Options

•	No options were forfeited in the nine month period ended September 30, 2012.
•	No options expired during the nine month period ended September 30, 2012.
•	Options covering 251,963 shares were exercisable and outstanding at September 30, 2012.
•
There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of September 30, 2012, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	3,500 options were exercised in the three months ended September 30, 2012 and an aggregate of 10,500 options were exercised in the nine months ended September 30, 2012.
•	There were no unvested options at September 30, 2012.

NOTE 7     RELATED PARTY TRANSACTIONS

Carter Stewart, a former director of the Company (until August 2011), owned a 25% interest in Gallatin Resources, LLC (“Gallatin”).  Legal counsel for Gallatin informed the Company that Mr. Stewart did not have the power to control Gallatin because each member of Gallatin has the right to vote on matters in proportion to their respective membership interest in the company and company matters are determined by a vote of the holders of a majority of membership interests.  Further, Mr. Stewart was neither an officer nor a director of Gallatin.  As such, Mr. Stewart did not have the ability to individually control company decisions for Gallatin.  In 2011, the Company paid Gallatin a total of approximately $6,500 related to previously acquired leasehold interests.  During the nine month period ended September 30, 2012, the Company paid Gallatin a total of approximately $500 related to previously acquired leasehold interests.

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

The Company is party to a quiet title action in North Dakota that relates to its interest in certain oil and natural gas leases.  In the event the action results in a final judgment that is adverse to the Company, the Company would be required to reverse approximately $1.2 million in revenue (net of accrued taxes) that has been accrued since the second quarter of 2008 based on the Company’s purported interest in the oil and gas leases at issue, $5,000 and $87,000 of which relates to the three and nine month periods ended September 30, 2012, respectively.  The Company fully maintains the validity of its interest in the oil and natural gas leases, and is vigorously defending such interest.

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

The income tax provision for the three and nine months ended September 30, 2012 and 2011 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current Income Taxes	$3,422	$-	$8,772	$2,300
Deferred Income Taxes
Federal	175,000	14,798,000	30,660,000	21,813,000
State	35,000	2,375,000	4,210,000	3,910,000
Total Provision	$213,422	$17,173,000	$34,878,772	$25,725,300

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three and nine months ended September 30, 2012 and 2011, the Company did not recognize any interest or penalties in its statements of income and comprehensive income , nor did it have any interest or penalties accrued in its balance sheet at September 30, 2012 and December 31, 2011 relating to unrecognized benefits.

The tax years 2011, 2010, and 2009 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject. During 2012, the IRS commenced an examination of the Company’s 2009 tax return. No adjustments to prior tax returns or additional tax obligations have been identified to date in the examination.

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of September 30, 2012 and December 31, 2011.

	Fair Value Measurements at September 30, 2012 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps and collars)	$-	$4,005,611	$-
Commodity Derivatives – Non-Current Asset (crude oil swaps and collars)	-	2,283,655	-
Total	$-	$6,289,266	$-

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Liability (crude oil swaps and collars)	$-	$(9,363,068)	$-
Commodity Derivatives – Non-Current Liability (crude oil swaps and collars)	-	(2,574,903)	-
Total	$-	$(11,937,971)	$-

Level 2 assets and liabilities consist of derivative assets and liabilities (see Note 12), the Revolving Credit Facility (see Note 4) and the Senior Notes (see Note 4).  The fair value of the Company’s derivative financial instruments is based upon futures prices, volatility and time to maturity, among other things.  Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of all derivative contracts is reflected on the balance sheet.  The current derivative assets and liability amounts represent the fair values expected to be settled in the subsequent year.  The book value of the Revolving Credit Facility approximates fair value because of its floating rate structure.  The fair value of our 8% senior notes is based on an end of period market quote.

The Company’s long-term debt is not measured at fair value on the balance sheets and the fair value is being provided for disclosure purposes.  At September 30, 2012, the Company had $300 million of senior unsecured notes and $68 million under the Revolving Credit Facility outstanding with a fair value of $310.5 million and $68 million, respectively.  At December 31, 2011, the Company had $69.9 million outstanding under a revolving credit facility. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to the Company at the end of each respective period.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine month period ended September 30, 2012.

NOTE 11      FINANCIAL INSTRUMENTS

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable, and accounts payable and are not measured at fair value on the balance sheets.  The carrying amount of these non-derivative financial instruments approximates their fair values.

The Company’s accounts receivable relate to crude oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  Management believes the Company’s accounts receivable at September 30, 2012 and December 31, 2011 do not represent significant credit risks as they are dispersed across many counterparties.  The Company has determined that no allowance for doubtful accounts is necessary at September 30, 2012 and December 31, 2011.  As of September 30, 2012, outstanding derivative contracts with commercial banks participating in the Revolving Credit Facility represent all of the Company’s crude oil volumes hedged.  These commercial banks have investment-grade ratings from Moody’s and Standard & Poor and are lenders under the Revolving Credit Facility and management believes this does not represent a significant credit risk.

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

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, the Company de-designated all derivatives that were previously classified as cash flow hedges and, in addition, the Company has elected not to designate any subsequent derivative contracts as cash flow hedges.  Beginning on November 1, 2009, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period. Any realized gains and losses are recorded to gain (loss) on settled derivatives and unrealized mark-to-market gains or losses are recorded to gain (loss) on derivative instruments on the statement of income and comprehensive income rather than as a component of other comprehensive income (loss) or other income (expense).

Crude Oil Derivative Contracts Cash-flow Hedges

Prior to November 1, 2009, all derivative positions that qualified for hedge accounting were designated on the date the Company entered into the contract as a hedge against the variability in cash flows associated with the forecasted sale of future crude oil production. The cash flow hedges were valued at the end of each period and adjustments to the fair value of the contract prior to settlement were recorded on the statement of stockholders’ equity as other comprehensive income. Upon settlement, the gain (loss) on the cash flow hedge was recorded as an increase or decrease in revenue on the statement of income and comprehensive income. The Company reports average crude oil and natural gas prices and revenues including the net results of hedging activities.

The net loss on the Company’s remaining swaps that qualified for cash flow hedge accounting at the date the decision was made to discontinue hedge accounting totals approximately $0 and $101,000 as of September 30, 2012 and December 31, 2011, respectively.  The Company has recorded that amount as accumulated other comprehensive income in stockholders’ equity and the entire amount was amortized into revenues as the original forecasted hedged crude oil production occurred.

Crude Oil Derivative Contracts Cash-flow Not Designated as Hedges

The Company had a realized gain (loss) on settled derivatives of $1,701,296 and ($1,824,719) for the three months ended September 30, 2012 and 2011, respectively.  The Company had an unrealized (loss) gain on derivative instruments of ($22,308,470) and $27,105,400 for the three months ended September 30, 2012 and 2011, respectively.  The Company had a realized loss on settled derivatives of $4,729,186 and $10,695,006 for the nine months ended September 30, 2012 and 2011, respectively.  The Company had an unrealized gain on derivative instruments of $18,125,928 and $26,675,003 for the nine months ended September 30, 2012 and 2011, respectively.

The following table reflects open commodity swap contracts as of September 30, 2012, the associated volumes and the corresponding weighted average NYMEX reference price.

Settlement Period	Oil (Barrels)	Fixed Price	Weighted Avg NYMEX Reference Price
Oil Swaps
10/01/12 – 12/31/12	60,000	$90.40	$92.73
10/01/12 – 12/31/14	540,000	91.65	92.61
10/01/12 – 12/31/12	60,000	97.80	92.21
10/01/12 – 12/31/12	30,000	104.50	92.75
10/01/12 – 12/31/12	150,000	88.00	92.73
10/01/12 – 12/31/12	142,500	95.15	92.72
10/01/12 – 12/31/12	60,000	100.00	92.74
01/01/13 – 12/31/13	300,000	89.50	93.61
01/01/13 – 12/31/13	240,000	91.10	93.70
07/01/13 – 12/31/13	60,000	102.30	93.51
01/01/14 – 6/30/14	300,000	89.50	92.03
01/01/14 – 6/30/14	240,000	90.00	92.44
01/01/14 – 12/31/14	240,000	90.15	91.49
01/01/14 – 12/31/14	240,000	91.00	91.49
01/01/14 – 06/30/14	240,000	100.00	92.46
07/01/14 – 12/31/14	120,000	90.00	90.87
07/01/14 – 12/31/14	120,000	93.50	90.90

As of September 30, 2012, the Company had a total volume on open commodity swaps of 3,142,500 barrels at a weighted average price of approximately $92.12.

In addition to the open commodity swap contracts the Company has entered into costless collars.  The costless collars are used to establish floor and ceiling prices on anticipated crude oil production. There were no premiums paid or received by the Company related to the costless collar agreements.  The following table reflects open costless collar agreements as of September 30, 2012.

Term	Oil (Barrels)	Price	Basis
Costless Collars
10/01/12 – 12/31/12	60,000	$90.00/$98.50	NYMEX
10/01/12 – 12/31/12	33,308	$85.00/$95.25	NYMEX
10/01/12 – 12/31/12	60,000	$95.00/$115.10	NYMEX
10/01/12 – 12/31/13	199,026	$90.00/$103.50	NYMEX
10/01/12 – 12/31/13	188,018	$90.00/$106.50	NYMEX
10/01/12 – 12/31/13	292,580	$90.00/$110.00	NYMEX
10/01/12 – 12/31/13	247,683	$95.00/$107.00	NYMEX
01/01/13 – 12/31/13	480,000	$95.00/$110.70	NYMEX
01/01/13 – 12/31/13	760,794	$85.00/$98.00	NYMEX
07/01/13 – 12/31/13	96,000	$95.00/$106.90	NYMEX
01/01/14 – 12/31/14	240,000	$90.00/$99.05	NYMEX

At September 30, 2012 and December 31, 2011, the Company had derivative financial instruments recorded on the balance sheet as set forth below:

Type of Contract	Balance Sheet Location	September 30, 2012 Estimated Fair Value	December 31, 2011 Estimated Fair Value
Derivative Assets:
Swap Contracts	Current assets/liabilities	$1,733,586	$285,126
Swap Contracts	Non-current assets	2,502,317	-
Costless Collars	Current assets/liabilities	12,395,866	1,932,884
Costless Collars	Non-current asset/liabilities	7,615,509	8,766,484
Total Derivative Assets		$24,247,278	$10,984,494

Derivative Liabilities:
Swap Contracts	Current assets/liabilities	$(2,592,475)	$(8,383,588)
Swap Contracts	Non-current assets	(2,635,325)	-
Costless Collars	Current assets/liabilities	(7,531,366)	(3,197,490)
Costless Collars	Non-current assets/liabilities	(5,198,846)	(11,341,387)
Total Derivative Liabilities		$(17,958,012)	$(22,922,465)

The following disclosures are applicable to the Company’s financial statements, as of September 30, 2012 and 2011:
Derivative Type	Location of Loss for Effective and Ineffective Portion of Derivative In Income	Amount of Loss Reclassified from AOCI into Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Commodity - Cash Flow	Loss on Settled Derivatives	$ -	$ 295,950	$ 101,309	$ 849,900

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. In some cases, the Company has netting arrangements with its counterparties that provide for offsetting payables against receivables from separate derivative instruments.

NOTE 13   SEVERANCE ARRANGEMENT

In connection with the resignation of its former president, the Company and Mr. Gilbertson entered into a separation and release agreement and a consulting agreement (collectively, the “New Agreements”), which terminate and supersede his prior employment agreement with the Company (except for certain surviving provisions).  Pursuant to the New Agreements, Mr. Gilbertson’s outstanding and unvested restricted stock awards will continue to vest on their original vesting schedules, so long as Mr. Gilbertson does not terminate the consulting agreement and the Company does not terminate the consulting agreement for cause (as defined).  In addition, pursuant to the New Agreements the Company will (i) provide Mr. Gilbertson with a prorated portion of his 2012 year-end bonus (based on predetermined performance metrics and as determined by the Company’s compensation committee following the end of 2012), (ii) buy out the lease and transfer title to Mr. Gilbertson on his Company-leased vehicle, and (iii) reimburse Mr. Gilbertson for continuation coverage pursuant to COBRA on the Company’s health plans for up to 18 months.

In connection with the New Agreements, the Company concluded the unvested restricted stock awards were modified in connection with the change in Mr. Gilbertson’s employment status and service requirements.  Because the Company expects Mr. Gilbertson’s awards will vest under the modified conditions but his period of active service in substance has concluded, $4.3 million of share based compensation costs was reflected in general and administrative expense during the third quarter of 2012 related to the modified awards.   Additionally, the cash expenses estimated for Mr. Gilbertson’s prorated 2012 bonus, Company-leased vehicle and continuation coverage pursuant to COBRA was estimated at approximately $0.6 million and was reflected in general and administrative expense during the third quarter of 2012.

NOTE 14    SUBSEQUENT EVENTS

In connection with preparing the unaudited financial statements for the nine months ended September 30, 2012, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that, except as noted below in this Note 14, there were no subsequent events which required recognition or disclosure in the financial statements.

On October 16, 2012, the Company terminated the employment of its Chief Operating Officer, James R. Sankovitz.  Mr. Sankovitz’s termination was “not for cause” under his existing employment agreement with the Company, and as a result he will be entitled to certain severance benefits which includes a single lump-sum payment of one times his $325,000 base salary.   In addition, the Company has agreed to buy out the lease and transfer title to Mr. Sankovitz on his Company-leased vehicle, and reimburse Mr. Sankovitz for continuation coverage pursuant to COBRA on the Company’s health plans for up to 18 months.

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

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results described in these statements.  Forward-looking statements speak only as of the date they are made.  You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by subsequent reports we file with the SEC (including this report and our reports on Form 10-Q for the fiscal quarters ended March 31, 2012 and June 30, 2012), which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

The following discussion should be read in conjunction with the Financial Statements and Accompanying Notes appearing elsewhere in this report.

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties, with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  We believe the location, size and concentration of our acreage position in one of North America’s leading unconventional oil-resource plays will provide drilling and development opportunities that result in significant long-term value.  Our primary focus is oil exploration and production through non-operated working interests in wells drilled and completed in spacing units that include our acreage.

As of December 31, 2011, our proved reserves were 46.8 MMBoe (all of which were in the Williston Basin) as estimated by Ryder Scott, our independent reservoir engineering firm, representing a 198% growth in proved reserves compared to year end 2010.  As of December 31, 2011, 34% of our reserves were classified as proved developed and 89% of our reserves were oil.

Our average daily production in the third quarter of 2012 was approximately 11,282 Boe per day, of which approximately 92% was oil.  Our third quarter 2012 average daily production increased 96% compared to an average of 5,743 Boe per day in the third quarter of 2011.  As of September 30, 2012, we participated in 1,104 gross (98.5 net) producing wells.

As of September 30, 2012, we leased approximately 718,391 gross (183,788 net) acres, of which 100% were located in the Williston Basin of North Dakota and Montana.  In 2011, we acquired approximately 43,239 net acres at an average cost of approximately $1,832 per net acre.  During the nine months ended September 30, 2012, we acquired or earned through farm-in arrangements approximately 21,153 net acres at an average cost of approximately $1,913 per net acre.

Highlights from the First Nine Months of 2012 Results

During the nine month period ended September 30, 2012, we achieved the following financial and operating results:

•
Including the effect of realized gains and losses from derivative contracts, oil, natural gas and NGL sales increased 121% for the nine month period ended September 30, 2012 as compared to the same period last year;

•	Average daily production reached 10,075 Boe per day for the nine months ended September 30, 2012;

•	Our developed well total increased to 1,104 gross (98.5 net) as of September 30, 2012;

•	We entered into additional derivative contracts for 2012, 2013 and 2014;

•	The borrowing base under our Revolving Credit Facility was increased from $120 million to $350 million; and

•	We issued $300 million aggregate principal amount of 8.000% senior notes due 2020.

Total oil, natural gas, and NGL production increased 115% for the first nine months of 2012 compared to the same period in 2011.  This increase was due to higher production levels resulting from 40.6 net wells added to production during the first nine months of 2012.  Our average realized prices on a per Boe basis (including realized gains and losses from derivative contracts) were 3% higher during the first nine months of 2012 compared to the same period in 2011.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX WTI benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX WTI and the sales prices we receive for our oil production. Higher oil price differentials lowered our oil and gas sales during the first nine months of 2012.  Relatively mild weather in North Dakota allowed production throughout the winter (increasing supply) while some refineries were down for routine maintenance (decreasing demand).  This caused oil price differentials to increase for a short period during the first half of 2012, which have subsequently declined due to various rail projects coming online, refineries completing their seasonal maintenance and the reversal of the Seaway pipeline from Cushing, Oklahoma to the Gulf Coast.  As the rail capacity continues to increase and planned Seaway pipeline expansions are completed, we believe the oil price differentials will return to historical levels.  Our oil price differential to the NYMEX WTI benchmark price during the first nine months of 2012 was $12.50 per barrel, as compared to $6.93 per barrel in the first nine months of 2011.  Our oil price differential to the NYMEX WTI benchmark price during the three month periods ended September 30, 2012 and 2011 were $10.18 and $4.91, respectively.

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

Market Conditions

Prices for various quantities of oil, natural gas, and NGLs that we produce significantly impact our revenues and cash flows.  Commodity prices have been volatile in recent years.  The following tables list average New York Mercantile Exchange (“NYMEX”) prices for natural gas and crude oil for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011
Average NYMEX prices(a)
Crude oil (per bbl)	$92.20	$89.54
Natural gas (per mcf)	$2.89	$4.05
________________
(a)	Based on average NYMEX closing prices.

	Nine Months Ended September 30,
	2012	2011
Average NYMEX prices(a)
Crude oil (per bbl)	$96.16	$95.47
Natural gas (per mcf)	$2.58	$4.21
________________
(a)	Based on average NYMEX closing prices.

Results of Operations for the three month periods ended September 30, 2012 and September 30, 2011

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended September 30,
	2012	2011	% Change
Net Production:
Oil (Bbl)	954,831	491,646	94%
Natural Gas (Mcf)	498,846	220,298	126
Total (Boe)	1,037,972	528,362	96

Net Sales:
Oil Sales	$79,142,522	$42,135,529	88
Natural Gas Sales	1,547,779	1,545,090	-
Gain (Loss) on Settled Derivatives	1,701,296	(1,824,719)	193
Unrealized (Loss) Gain on Derivative Instruments	(22,308,470)	27,105,400	(182)
Other Revenue	12,486	88,738	(86)
Total Revenues	60,095,613	69,050,038	(13)

Average Sales Prices:
Oil (per Bbl)	$82.89	$85.70	(3)
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	1.78	(3.71)	148
Oil Net of Settled Derivatives (per Bbl)	84.67	81.99	3
Natural Gas and other liquids (per Mcf)	3.10	7.01	(56)
Realized price on a Boe basis including all realized derivative settlements	79.38	79.22	-

Operating Expenses:
Production Expenses	$8,734,636	$3,910,859	123
Production Taxes	8,092,843	4,261,407	90
General and Administrative Expense (Including Share Based Compensation)	9,467,711	4,073,988	132
General and Administrative Expense (Non-Cash Share Based Compensation)	6,998,765	2,188,900	220
Depletion of Oil and Gas Properties	27,952,585	10,749,384	160

Costs and Expenses (per Boe):
Production Expenses	$8.42	$7.40	14
Production Taxes	7.80	8.07	(3)
General and Administrative Expense (Including Share Based Compensation)	9.12	7.71	18
General and Administrative Expense (Non-Cash Share Based Compensation)	6.74	4.14	63
Depletion of Oil and Gas Properties	26.93	20.34	32

Net Producing Wells at Period End	98.5	43.6	126

Oil and Natural Gas Sales

In the third quarter of 2012, oil, natural gas and NGL sales, including the effect of settled derivatives, increased 97% as compared to the third quarter of 2011, driven primarily by a 96% increase in production.  Higher oil price differentials in the third quarter of 2012 lowered the average realized price in the third quarter of 2012 as compared to the same period in 2011.  The oil price differential during the third quarter of 2012 was $10.18 per barrel, as compared to $4.91 per barrel in the third quarter of 2011.

As discussed above, our production continues to grow through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our oil and natural gas sales from existing wells.  During the third quarter of 2012, our average daily production volumes increased 96% as compared to the third quarter of 2011.  The production increased primarily due to the addition of more net productive wells in 2012 as compared to 2011.

Derivative Instruments

For the third quarter of 2012, we realized a gain on settled derivatives of $1.7 million, compared to $1.8 million loss for the third quarter of 2011.  Our average realized price (including all derivative settlements) received during the third quarter of 2012 was $79.38 per Boe compared to $79.22 per Boe in the third quarter of 2011, due to slightly higher average NYMEX prices in 2012.  Our average realized price (including all derivative settlements) calculation includes all cash settlements for derivatives.

We had unrealized loss on derivative instruments of $22.3 million in the third quarter of 2012, compared to a $27.1 million gain in the third quarter of 2011.  At September 30, 2012, all of our derivative contracts were recorded at their fair value, which was a net asset of $6.3 million, an increase of $18.2 million from the $11.9 million net liability recorded as of December 31, 2011.

Production Expenses

Production expenses were $8.7 million in the third quarter of 2012 compared to $3.9 million in the third quarter of 2011.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses increased from $7.40 per Boe in the third quarter of 2011 to $8.42 in the third quarter of 2012.  This increase was due to a rise in workover expenses, as well as increased costs associated with salt water trucking and disposal during 2012 as compared to 2011.  On an absolute dollar basis, our production expenses in the third quarter of 2012 were 123% higher when compared to the same quarter in 2011 due to a 96% increase in production levels, as well as higher water hauling and disposal costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales.  These costs were $8.1 million in the third quarter of 2012 compared to $4.3 million in the third quarter of 2011.  As a percent of oil and natural gas sales, our production taxes were 10.0% and 9.8% in the third quarter of 2012 and 2011, respectively.  The third quarter of 2012 average production tax rate was higher than the third quarter of 2011 average due to greater levels of production from properties that did not qualify for reduced rates/or tax exemptions during 2012.  A portion of our production is in Montana and North Dakota jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.

General and Administrative Expense

General and administrative expense was $9.5 million for the third quarter of 2012 compared to $4.1 million for the third quarter of 2011.  General and administrative expense for the third quarter of 2012 includes a severance charge in connection with the separation of our former president comprised of $4.3 million of non-cash share based compensation and other expenses estimated at $0.6 million.  The third quarter of 2012 increase of $5.4 million when compared to third quarter of 2011 was primarily due to the $4.9 million in severance expense.  Excluding the $4.9 million in severance expenses, the increase in general and administrative expenses was due to higher salary and benefit costs ($1.1 million), partially offset by lower legal and other professional services ($0.5 million) and lower travel expenses ($0.1 million).  As a result of our growth, we increased staffing in the legal, finance and land departments.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $28.1 million in the third quarter of 2012 compared to $10.8 million in the third quarter of 2011.  Depletion expense, the largest component of DD&A, was $26.93 per Boe in the third quarter of 2012 compared to $20.34 per Boe in the third quarter of 2011.  The aggregate increase in depletion expense for third quarter of 2012 compared to the third quarter of 2011 was driven by a 96% increase in production.  Additionally, depletion rates rose in third quarter of 2012 due to an increase in our future development and operating cost estimates to reflect the changes in well completion methodologies (e.g. more stimulation costs per well due to longer lateral extensions).  Depletion rates in new plays tend to be higher in the beginning as increased initial outlays are amortized over proved reserves based on early stages of evaluations.  As these plays mature, new technologies, well completion methodologies and additional historical operating information impact the reserve evaluations.  Depreciation, amortization and accretion was $129,000 in third quarter of 2012 compared to $83,000 in the third quarter of 2011.  The following table summarizes DD&A expense per Boe for the third quarters of 2012 and 2011:

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Depletion per BOE	$26.93	$20.34	6.59	32
Depreciation, amortization, and accretion per BOE	0.12	0.16	(0.04)	(25)
Total DD&A expense per BOE	$27.05	$20.50	6.55	32

Interest Expense

Interest expense, net of capitalized interest, was $5.2 million for the third quarter of 2012 compared to $0.2 million in the third quarter of 2011.  Capitalized interest was $1.8 million and $0 for the three month periods ended September 30, 2012 and 2011, respectively.  The increase in interest expense between periods was primarily due to higher borrowing levels in 2012.

Income Tax Provision

The provision for income taxes was $0.2 million in the third quarter of 2012 compared to $17.2 million in the third quarter of 2011.  The effective tax rate in the third quarter of 2012 was 41.6% compared to an effective tax rate of 37.5% in the third quarter of 2011.  The effective tax rate was different than the statutory rate of 35% primarily due to state taxes and permanent differences.

Results of Operations for the nine month periods ended September 30, 2012 and September 30, 2011

The following table sets forth selected operating data for the periods indicated.

	Nine Months Ended September 30,
	2012	2011	% Change
Net Production:
Oil (Bbl)	2,555,994	1,203,057	112%
Natural Gas (Mcf)	1,227,213	497,131	147
Total (Boe)	2,760,530	1,285,912	115

Net Sales:
Oil Sales	$210,306,283	$102,932,359	104
Natural Gas Sales	5,962,429	3,271,545	82
Loss on Settled Derivatives	(4,729,186)	(10,695,006)	(56)
Unrealized Gain on Derivative Instruments	18,125,928	26,675,003	(32)
Other Revenue	160,752	218,984	(27)
Total Revenues	229,826,206	122,402,885	88

Average Sales Prices:
Oil (per Bbl)	$82.28	$85.56	(4)
Effect of Loss on Settled Derivatives on Average Price (per Bbl)	(1.85)	(8.89)	79
Oil Net of Settled Derivatives (per Bbl)	80.43	76.67	5
Natural Gas and other liquids (per Mcf)	4.86	6.58	(26)
Realized price on a Boe basis including all realized derivative settlements	76.63	74.27	3

Operating Expenses:
Production Expenses	$22,540,237	$8,542,761	164
Production Taxes	20,829,732	10,188,308	104
General and Administrative Expense (Including Share Based Compensation)	18,568,696	10,113,995	84
General and Administrative Expense (Non-Cash Share Based Compensation)	11,295,666	5,552,245	103
Depletion of Oil and Gas Properties	71,781,894	25,962,463	176

Costs and Expenses (per Boe):
Production Expenses	$8.17	$6.64	23
Production Taxes	7.55	7.92	(5)
General and Administrative Expense (Including Share Based Compensation)	6.73	7.87	(14)
General and Administrative Expense (Non-Cash Share Based Compensation)	4.09	4.32	(5)
Depletion of Oil and Gas Properties	26.00	20.19	29

Net Producing Wells at Period End	98.5	43.6	126

Oil and Natural Gas Sales

During the first nine months of 2012, oil, natural gas and NGL sales, including the effect of settled derivatives, increased 121% as compared to the first nine months of 2011, driven primarily by a 115% increase in production and partially aided by a 3% increase in realized prices taking into account the effect of settled derivatives.  Partially offsetting the higher average realized price in the first nine months of 2012 as compared to the same period in 2011 was a higher oil price differential.  The oil price differential during the first nine months of 2012 was $12.50 per barrel, as compared to $6.93 per barrel in the first nine months of 2011.

As discussed above, our production continues to grow through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our oil and natural gas sales from existing wells.  During the first nine months of 2012, our average daily production volumes increased 114% as compared to the first nine months of 2011.  The production increased primarily due to the addition of more net productive wells in 2012 as compared to 2011.

Derivative Instruments

In the first nine months of 2012, we incurred a loss on settled derivatives of $4.7 million, compared to $10.7 million loss for the first nine months of 2011.  Our average realized price (including all derivative settlements) received during the first nine months of 2012 was $76.63 per Boe compared to $74.27 per Boe in the first nine months of 2011 due to higher average NYMEX prices in 2012.  Our average realized price (including all derivative settlements) calculation includes all cash settlements for derivatives.

We had unrealized gains on derivative instruments of $18.1 million in the first nine months of 2012 compared to a $26.7 million gain in the first nine months of 2011.  At September 30, 2012, all of our derivative contracts were recorded at their fair value, which was a net asset of $6.3 million, an increase of $18.2 million from the $11.9 million net liability recorded as of December 31, 2011

Production Expenses

Production expenses were $22.5 million in the first nine months of 2012 compared to $8.5 million in the first nine months of 2011.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses increased from $6.64 per Boe in the first nine months of 2011 to $8.17 in the first nine months of 2012.  On an absolute dollar basis, our production expenses in the first nine months of 2012 were 164% higher when compared to the same period in 2011 due to a 115% increase in production levels, as well as, higher water hauling and disposal costs and higher workover expenses.  These increases were due to an increased number of producing wells, increased water production and increased costs associated with salt water trucking and disposal during 2012 as compared to 2011.

Production Taxes

We pay production taxes based on realized crude oil and natural gas sales.  These costs were $20.8 million in the first nine months of 2012 compared to $10.2 million in the first nine months of 2011.  As a percent of oil and gas sales, our production taxes were 9.6% and 9.6% in the first nine months of 2012 and 2011, respectively.

General and Administrative Expense

General and administrative expense was $18.6 million for the first nine months of 2012 compared to $10.1 million for the first nine months of 2011.  General and administrative expense for the first nine months of 2012 include a severance charge in connection with the separation of our former president comprised of $4.3 million of non-cash, share based compensation and other expenses estimated at $0.6 million.  The first nine months of 2012 increase of $8.5 million when compared to first nine months of 2011 was primarily due to the $4.9 million in severance expense. Excluding the $4.9 million in severance expenses, the increase in general and administrative expenses was due to higher salary and benefit costs ($3.5 million) and higher travel expense ($0.1 million).  As a result of our growth, we increased staffing in the legal, finance and land departments.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $72.1 million in the first nine months of 2012 compared to $26.2 million in the first nine months of 2011.  Depletion expense, the largest component of DD&A, was $26.00 per Boe in the first nine months of 2012 compared to $20.19 per Boe in the first nine months of 2011.  The aggregate increase in depletion expense for first nine months of 2012 compared to the first nine months of 2011 was driven by a 115% increase in production.  Additionally, depletion rates rose in first nine months of 2012 due to an increase in our future development and operating cost estimates to reflect the changes in well completion methodologies (e.g. more stimulation costs per well due to longer lateral extensions).  Depletion rates in new plays tend to be higher in the beginning as increased initial outlays are amortized over proved reserves based on early stages of evaluations.  As these plays mature, new technologies, well completion methodologies and additional historical operating information impact the reserve evaluations.  Depreciation, amortization and accretion was $0.4 million in the first nine months of 2012 compared to $0.2 million in the first nine months of 2011.  The following table summarizes DD&A expense per Boe for the first nine months of 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Depletion per BOE	$26.00	$20.19	5.81	29
Depreciation, amortization, and accretion per BOE	0.13	0.18	(0.05)	(28)
Total DD&A expense per BOE	$26.13	$20.37	5.76	28

Interest Expense

Interest expense, net of capitalized interest, was $8.1 million for the first nine months of 2012 compared to $0.4 million in the first nine months of 2011.  The increase in interest expense between periods was primarily due to higher borrowing levels in 2012

Interest Income

During the first nine months of 2012 we had $1,206 of interest income as compared to $0.6 million in the first nine months of 2011.  Interest income for the first nine months of 2012 decreased as compared to the first nine months of 2011 because of lower levels of cash and short term investments.  The higher amount of cash and short term investments in 2011 resulted from the sale of common stock in November 2010.

Income Tax Provision

The provision for income taxes was $34.9 million in the first nine months of 2012 compared to a provision of $25.7 million in the first nine months of 2011.  The effective tax rate in the first nine months of 2012 was 39.8% compared to an effective tax rate of 38.0% in the first nine months of 2011.  The higher pre-tax income levels caused us to increase our federal statutory rate from 34% to 35% in 2012.  The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates and permanent differences.

Non-GAAP Financial Measures

We define Adjusted Net Income as net income excluding (i) unrealized gain (loss) on derivative instruments, net of tax and (ii) severance expenses in connection with the departure of our former president, net of tax.  Our Adjusted Net Income for the three months ended September 30, 2012, was $16.7 million (representing approximately $0.27 per diluted share), as compared to $11.9 million (representing approximately $0.19 per diluted share) for the three months ended September 30, 2011.  Our Adjusted Net Income for the nine months ended September 30, 2012, was $44.8 million (representing approximately $0.71 per diluted share), as compared to $25.5 million (representing approximately $0.41 per diluted share) for the nine months ended September 30, 2011.  These increases in Adjusted Net Income are primarily due to our continued addition of crude oil and natural gas production from new wells and higher realized commodity prices in 2012 compared to 2011.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization, and accretion, (iv) unrealized gain (loss) on derivative instruments and (v) non-cash share based compensation expense.  Adjusted EBITDA for the three months ended September 30, 2012 was $63.1 million, compared to Adjusted EBITDA of $31.9 million for the three months ended September 30, 2011.  Adjusted EBITDA for the nine months ended September 30, 2012 was $161.1 million, compared to Adjusted EBITDA of $73.2 million for the nine months ended September 30, 2011.  These increases in Adjusted EBITDA are primarily due to our continued addition of crude oil and natural gas production from new wells and higher realized commodity prices in 2012 compared to 2011.

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

Adjusted Net income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

NORTHERN OIL AND GAS, INC.
Reconciliation of GAAP Net Income to Adjusted Net Income
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net Income	$300,161	$28,617,222	$52,732,468	$41,992,280
Add:
Unrealized Loss (Gain) on Derivative Instruments, Net of Tax (a)	13,429,470	(16,766,400)	(10,911,928)	(16,504,003)
Severance Expense, Net of Tax (b)	2,954,631	-	2,954,631	-
Adjusted Net Income	$16,684,262	$11,850,822	$44,775,171	$25,488,277

Weighted Average Shares Outstanding – Basic	62,589,256	61,919,641	62,410,110	61,708,537
Weighted Average Shares Outstanding – Diluted	62,882,673	62,265,502	62,753,241	62,114,115

Net Income Per Common Share – Basic	$-	$0.46	$0.84	$0.68
Add:
Change due to Unrealized Loss (Gain) on Derivative Instruments, Net of Tax	0.22	(0.27)	(0.17)	(0.27)
Change due to Severance Expense, Net of Tax	0.05	-	0.05	-
Adjusted Net Income Per Common Share – Basic	$0.27	$0.19	$0.72	$0.41

Net Income Per Common Share – Diluted	$-	$0.46	$0.84	$0.68
Add:
Change due to Unrealized Loss (Gain) on Derivative Instruments, Net of Tax	0.22	(0.27)	(0.17)	(0.27)
Change due to Severance Expense, Net of Tax	0.05	-	0.04	-
Adjusted Net Income Per Common Share – Diluted	$0.27	$0.19	$0.71	$0.41
_________________
(a)
Adjusted to reflect related tax benefit (expense) of $8,879,000 and ($10,339,000) for the three months ended September 30, 2012 and 2011, respectively, and ($7,214,000) and ($10,171,000) for the nine months ended September 30, 2012 and 2011, respectively.

(b)
Reflects severance expense recognized in connection with the departure of the Company’s president and co-founder, Ryan Gilbertson.  Adjusted to reflect related tax benefit expense of $1,954,000 for the three and nine months ended September 30, 2012, respectively.

Northern Oil and Gas, Inc.
Reconciliation of Adjusted EBITDA
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net Income	$300,161	$28,617,222	$52,732,468	$41,992,280
Add Back:
Interest Expense	5,205,822	182,499	8,130,225	425,687
Income Tax Provision	213,422	17,173,000	34,878,772	25,725,300
Depreciation, Depletion, Amortization, and Accretion	28,081,124	10,832,762	72,147,282	26,196,973
Non – Cash Share Based Compensation	6,998,765	2,188,900	11,295,664	5,552,245
Unrealized Loss (Gain) on Derivative Instruments	22,308,470	(27,105,400)	(18,125,928)	(26,675,003)
Adjusted EBITDA	$63,107,764	$31,888,983	$161,058,483	$73,217,482

Liquidity and Capital Resources

Overview

Historically, our main sources of liquidity and capital resources have been internally generated cash flow from operations, credit facility borrowings and issuances of equity.  We generally maintain low cash and cash equivalent balances because we use cash from operations to fund our development activities or reduce our bank debt.   We continue to take steps to ensure adequate capital resources and liquidity to fund our capital expenditure program.  In February 2012, we amended and restated the credit agreement governing our revolving credit facility (the “Revolving Credit Facility”) to increase the maximum facility size to $750 million, subject to a borrowing base that is currently $350 million.  In May 2012, we issued $300 million aggregate principal amount of 8.000% senior unsecured notes (the “Notes”) due June 1, 2020.  The issuance of these Notes resulted in net proceeds to us of approximately $291.2 million, which are in use to fund our exploration, development and acquisition program and for general corporate purposes (including repayment of borrowings that were outstanding under the Revolving Credit Facility at the time the Notes were issued).

At September 30, 2012, our debt to total book capitalization ratio was 39%, we had $68.0 million in borrowings under our Revolving Credit Facility, $300.0 million aggregate principal amount of Notes outstanding, $565.4 million of stockholders’ equity, and $8.2 million of cash on hand.  At December 31, 2011, we had $69.9 million of debt outstanding, $496.6 million of stockholders’ equity, and $6.3 million of cash on hand.

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

Our cash flows for the nine month periods ended September 30, 2012 and 2011 are presented below:

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
Net cash provided by operating activities	$136,696,932	$49,385,866
Net cash used for investing activities	(419,872,414)	(209,481,773)
Net cash provided by financing activities	285,130,461	16,250,853
Net change in cash	$1,954,979	$(143,845,054)

Cash flows provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2012 was $136.7 million compared to $49.4 million during the nine months ended September 30, 2011.  This increase was due to higher production from development activity, which was partially offset by higher operating costs. Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements.  Changes in working capital in the nine months ended September 30, 2012 was an increase of $17.2 million compared to an increase of $23.5 million in the same period of the prior year.

Cash flows used in investing activities

We had cash flows used in investing activities of $419.9 million and $209.5 million during the nine month periods ended September 30, 2012 and 2011, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  The increase in cash used in investing activities for the first nine months of 2012 as compared to same period of the prior year was attributable to our acquisitions of properties in the Williston Basin, as well as increased levels of development of our properties.  During the first nine months of 2012, we added 40.6 net producing wells compared to approximately 17.4 net producing wells during the first nine months of 2011.  At September 30, 2012 we were drilling or awaiting completion on 10.1 net wells.

Cash flows provided by financing activities

Net cash provided by financing activities was $285.1 million and $16.3 million during the nine months ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012, we issued $300 million in senior notes, incurred $11.9 million of debt issuance costs in connection with the senior notes offering and had net repayments on our Revolving Credit Facility of $1.9 million.  The proceeds from these borrowings are in use to fund our exploration, development and acquisition program and for general corporate purposes.

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

In February 2012, we entered into an amended and restated credit agreement governing our Revolving Credit Facility, which replaced our previous revolving credit facility. The new facility, secured by substantially all of our assets, provides for an initial commitment equal to the lesser of the facility amount or the borrowing base.  At September 30, 2012, the maximum facility amount was $750 million and the borrowing base was $350 million.  Our bank group is comprised of a group of commercial banks, with no single bank holding more than 12% of the total facility.  Under the terms of the Revolving Credit Facility, we are limited to $500 million of permitted additional indebtedness, as defined in the credit agreement.  The borrowing base is reduced by 25% of the stated amount of the permitted additional indebtedness.  The Revolving Credit Facility provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  As of September 30, 2012, there were $68.0 million in borrowings under our Revolving Credit Facility, leaving $282 million of borrowing capacity available to us.  The Revolving Credit Facility will expire and all outstanding borrowings under it will mature on January 1, 2017.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.75% to 1.75% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.75% to 2.75%.  The applicable spread is dependent upon borrowings relative to the borrowing base.  We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%, depending on outstanding borrowings relative to the borrowing base.  The Revolving Credit Facility is subject to negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make certain types of investments.  In addition, we are required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.0 to 1.0, a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0 and a ratio of EBITDAX to interest expense of no less than 3.0 to 1.0.  We were in compliance with our covenants under the Revolving Credit Facility at September 30, 2012.

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

2012 Drilling and Acreage Plan

In the first nine months of 2012, we participated in the spudding of 32.7 net wells and we reaffirm our expectation to participate in the spudding of approximately 44 net wells for the year.  Based on current drilling and completion costs reflected on authority for expenditures (AFE’s) received from operating partners, we estimate the average completed well cost will be $8.7 million for the remainder of 2012.  In the first nine months of 2012 we spent approximately $225 million on drilling expenditures and $33.8 on acreage expenditures in connection with our 2012 capital budget. The 2012 budget does not include approximately $181.1 million of capital that was related to wells spud prior to 2012 that was included in the first nine months of 2012 capital expenditures.  The majority of these expenditures for wells spud prior to 2012 relate to wells that were drilling or awaiting completion at December 31, 2011 that were subsequently completed in 2012 as a result of a greater availability of completion (frac) crews.  Total capital expenditure for the first nine months of 2012 include $406.3 in drilling expenditures, $33.8 in acreage expenditures, $7.4 million in internal capitalized costs, $4.4 million in capitalized interest, as well as $0.4 million in costs related to asset retirement obligations.

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

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production over a rolling 36 month horizon.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under our Revolving Credit Facility.  As of September 30, 2012, we had entered into derivative agreements covering 0.9 million barrels for the remainder of 2012, 2.9 million barrels for 2013 and 2.0 million barrels for 2014.

The following table summarizes the oil derivative contracts that we have entered into for each year as of September 30, 2012:

Settlement Period	Oil (Barrels)	Fixed Price	Weighted Avg NYMEX Reference Price
Oil Swaps
10/01/12 – 12/31/12	60,000	$90.40	$92.73
10/01/12 – 12/31/14	540,000	91.65	92.61
10/01/12 – 12/31/12	60,000	97.80	92.21
10/01/12 – 12/31/12	30,000	104.50	92.75
10/01/12 – 12/31/12	150,000	88.00	92.73
10/01/12 – 12/31/12	142,500	95.15	92.72
10/01/12 – 12/31/12	60,000	100.00	92.74
01/01/13 – 12/31/13	300,000	89.50	93.61
01/01/13 – 12/31/13	240,000	91.10	93.70
07/01/13 – 12/31/13	60,000	102.30	93.51
01/01/14 – 06/30/14	300,000	89.50	92.03
01/01/14 – 06/30/14	240,000	90.00	92.44
01/01/14 – 12/31/14	240,000	90.15	91.49
01/01/14 – 12/31/14	240,000	91.00	91.49
01/01/14 – 06/30/14	240,000	100.00	92.46
07/01/14 – 12/31/14	120,000	90.00	90.87
07/01/14 – 12/31/14	120,000	93.50	90.90

Term	Oil (Barrels)	Price	Basis
Costless Collars
10/01/12 – 12/31/12	60,000	$90.00/$98.50	NYMEX
10/01/12 – 12/31/12	33,308	$85.00/$95.25	NYMEX
10/01/12 – 12/31/12	60,000	$95.00/$115.10	NYMEX
10/01/12 – 12/31/13	199,026	$90.00/$103.50	NYMEX
10/01/12 – 12/31/13	188,018	$90.00/$106.50	NYMEX
10/01/12 – 12/31/13	292,580	$90.00/$110.00	NYMEX
10/01/12 – 12/31/13	247,683	$95.00/$107.00	NYMEX
01/01/13 – 12/31/13	480,000	$95.00/$110.70	NYMEX
01/01/13 – 12/31/13	760,794	$85.00/$98.00	NYMEX
07/01/13 – 12/31/13	96,000	$95.00/$106.90	NYMEX
01/01/14 – 12/31/14	240,000	$90.00/$99.05	NYMEX

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our Revolving Credit Facility interest rate is a floating rate option that is designated by us.  During the first nine months of 2012, we had $102.0 million in average outstanding borrowings under our credit facility at a weighted average rate of 1.65%.  We have the option to designate the reference rate of interest for each specific borrowing under the credit facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate (“LIBOR”) will bear interest at a rate equal to LIBOR plus a spread ranging from 1.75% to 2.75% depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 0.75% to 1.75%, depending on the percentage of borrowing base that is currently advanced.  We have the option to designate either pricing mechanism.  Interest payments are due under the credit facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the credit facility.

Our credit facility allows us to fix the interest rate of borrowings under it for all or a portion of the principal balance for a period up to three months; however our borrowings are generally withdrawn with interest rates fixed for one month. Thereafter, to the extent we do not repay the principle, our borrowings are rolled over and the interest rate is reset based on the current LIBOR or prime rate as applicable. As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on the floating-rate debt during the first nine months of 2012 would cost us approximately $1.0 million in additional annual interest expense.

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

As of September 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not issue any unregistered equity securities during the quarter ended September 30, 2012.

Issuer Purchases of Equity Securities

No purchases of our common stock were made by or on behalf of our Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), during the quarter ended September 30, 2012.

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

NORTHERN OIL AND GAS, INC.

Date:	November 8, 2012	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	November 8, 2012	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of Northern Oil and Gas, Inc. dated June 28, 2010	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2012
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2012
4.3	Registration Rights Agreement, dated May 18, 2012, by and between Northern Oil and Gas, Inc. and RBC Capital Markets, LLC as representative of the Initial Purchasers	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2012
10.1	Separation Agreement and Release, dated October 1, 2012, between Northern Oil and Gas, Inc. and Ryan R. Gilbertson	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2012
10.2	Consulting Agreement, dated October 1, 2012, between Northern Oil and Gas, Inc. and Ryan R. Gilbertson	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2012
10.3	Second Amendment to Third Amended and Restated Credit Agreement, dated September 28, 2012, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2012
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document(1)	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed herewith

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