Form 10-K
period 2012-12-31
NORTHERN OIL & GAS, INC.
filed 2013-03-01
CIK 1104485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

952-476-9800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	NYSE MKT

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the NYSE MKT) was approximately $937.3 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 22, 2013, the registrant had 63,630,990 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report.

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

NORTHERN OIL AND GAS, INC.

NORTHERN OIL AND GAS, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

Item 1. Business

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties, primarily in the Bakken and Three Forks formations within the Williston Basin in North Dakota and Montana.  We believe the location, size and concentration of our acreage position in one of North America’s leading unconventional oil-resource plays will provide drilling and development opportunities that result in significant long-term value.  Our primary focus is oil exploration and production through non-operated working interests in wells drilled and completed in spacing units that include our acreage.  As a non-operator, we are able to diversify our investment exposure by participating in a large number of gross wells, as well as entering into more project areas by partnering with numerous experienced operating partners.  In addition, because we can elect to participate on a well-by-well basis, we believe we have increased flexibility in the timing and amount of our capital expenditures because we are not burdened with various contractual development agreements or a large operating support staff.  Further, we are able to avoid exploratory costs incurred by many oil and gas producers.

During 2012, we participated in the drilling and completion of 563 gross (48.3 net) wells in the Williston Basin.  At December 31, 2012, we owned working interests in 1,227 gross (106.2 net) producing wells, consisting of 1,222 wells targeting the Bakken and Three Forks formations and five exploratory wells targeting other formations.  As of December 31, 2012, we leased approximately 179,131 net acres, all located in the Williston Basin, of which approximately 89,777 net acres were developed.

As of December 31, 2012, our proved reserves were 67.6 MMBoe (all of which were in the Williston Basin) as estimated by our third-party independent reservoir engineering firm, Ryder Scott Company, LP, which represents 44% growth in our proved reserves compared to year end 2011.  The following table provides a summary of certain information regarding our assets:

	As of December 31, 2012
		Productive Wells
	Net Acres	Gross	Net	Average Daily Production(1)	Proved Reserves	% Oil	% Proved Developed	PV-10(2)
				(Boe per day)	(MBoe)			(in thousands)
North Dakota	138,490	1173	97.9	10,403	66,133	90%	44%	$1,261,408
Montana	40,641	54	8.3	462	1,461	91	77	25,998
Total	179,131	1227	106.2	10,865	67,594	90	45	$1,287,406
___________________

(1)	Represents the average daily production over the three months ended December 31, 2012.
(2)
PV-10 is a non-GAAP financial measure.  For further information and reconciliation to the most directly comparable GAAP measures, see “Item 2. Properties–Proved Reserves.”  The prices used to calculate this measure were $84.92 per barrel of oil and $4.78 per Mcf of natural gas, which includes an uplift factor of 1.7 to reflect liquids and condensates (natural gas liquids are included with natural gas).  The NYMEX benchmark used to calculate PV-10 was $94.71 per barrel of oil and $2.76 per Mcf of gas, translating to an average differential to benchmark prices for us of $9.79 per barrel of oil and a premium of $2.02 per Mcf of gas.

Historically, we have acquired properties by purchasing individual or small groups of leases directly from mineral owners or from landmen or lease brokers, as well as by purchasing lease packages in identified project areas controlled by specific operators. We have increasingly focused our efforts on acquiring properties subject to specific drilling projects or included in permitted or drilling spacing units.  We believe that our history of acquiring oil and gas interests in the Williston Basin, our early participation in the unconventional development of the Bakken and Three Forks formations and the relationships we have established with the various operators within the basin, provide us a competitive advantage in our efforts to secure additional oil and gas properties within the Williston Basin.

We seek to create value through strategic acreage acquisitions and partnering with operators who have experience in developing and producing oil in our core areas.  We have targeted specific prospects and have consistently participated in drilling programs in the Williston Basin.  We have more than 25 experienced operating partners that provide both technical capabilities and additional sources for acreage acquisitions.  Additionally, through our participation in 1,227 gross (106.2 net) producing wells, we have assembled an extensive database of information related to well performance for different areas of the Williston Basin, which helps us evaluate acquisition opportunities and the drilling programs of our operating partners.

Business Strategy

Our business strategy is to create value for our shareholders by growing reserves, production and cash flow on a cost-efficient basis.  Key elements of our business strategies include:

•
Continue Participation in the Development of Our Existing Properties in the Williston Basin as a Non-Operator.  Development of our existing position in the Williston Basin resource play is our primary objective.  We plan to continue to concentrate our capital expenditures in the Williston Basin, where we believe our current acreage position provides an attractive return on the capital employed on our multi-year drilling inventory of oil-focused properties.

•
Diversify Our Risk Through Non-Operated Participation in a Larger Number of Bakken and Three Forks Wells.  As a non-operator, we seek to diversify our investment and operational risk through participation in a large number of oil wells and with multiple operators.  As of December 31, 2012, we have participated in 1,227 gross (106.2 net) producing wells in the Williston Basin with an average working interest of 8.7% in each gross well, with more than 25 experienced operating partners.  We expect to continue partnering with numerous experienced operators across our leasehold positions.

•
Make Strategic Acquisitions in the Williston Basin at Attractive Prices.  We generally seek to acquire small lease positions at a significant discount to the contiguous acreage positions typically sought by larger producers.  As part of this strategy, we consider areas that are actively being drilled and permitted and where we have an understanding of the operators and their drilling plans, capital requirements and well economics.  Historically, we have acquired properties by purchasing individual or small groups of leases directly from mineral owners or from landmen or lease brokers, as well as purchasing lease packages in identified project areas controlled by specific operators.  We believe this acquisition strategy will allow us to expand our operations at attractive prices.  During 2012, we acquired 17,590 net acres at an average cost of $1,788 per acre, and earned an additional 6,450 net acres through farm-in arrangements.  During 2011, we acquired approximately 43,239 net acres at an average price of $1,832 per acre.

•
Maintain a Strong Balance Sheet and Actively Manage Commodity Price Risk.  Our goal is to remain financially strong, yet flexible, through the prudent management of our balance sheet and active management of commodity price volatility.  We employ an active commodity price risk management program to better enable us to execute our business plan over the entire commodity price cycle.  Our current program includes a combination of swaps and costless collars on a significant percentage of our expected production over a rolling 36-month horizon.  The following table summarizes the oil derivative contracts that we have entered into for each year as of December 31, 2012:

Costless Collars
Contract Period	Volume (Bbl)	Average Floor	Average Ceiling
2013	2,153,269	$90.01	$104.17
2014	240,000	$90.00	$99.05

Swaps
Contract Period	Volume (Bbl)	Average Price
2013	960,000	$91.86
2014	2,130,000	$91.65

Industry Operating Environment

The oil and natural gas industry is affected by many factors that we generally cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability.  Significant factors that will impact oil prices in the current fiscal year and future periods include: political and social developments in the Middle East, demand in Asian and European markets, and the extent to which members of OPEC and other oil exporting nations manage oil supply through export quotas.  Daily WTI oil prices averaged $94.15 per barrel in 2012 with a high of $109.77 per barrel in February and a low of $77.69 per barrel in June.  Additionally, natural gas prices continue to be under pressure due to concerns over excess supply of natural gas due to the high productivity of emerging shale plays in the United States and continued lower product demand caused by a weakened economy.  Natural gas prices are generally determined by North American supply and demand and are also affected by imports of liquefied natural gas.  Weather also has a significant impact on demand for natural gas since it is a primary heating source.

Development

We primarily engage in oil and natural gas exploration and production by participating on a proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include our acreage.  We typically depend on drilling partners to propose, permit and initiate the drilling of wells.  Prior to commencing drilling, our partners are required to provide all owners of oil, natural gas and mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit.  We assess each drilling opportunity on a case-by-case basis and participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable oil and natural gas, expertise of the operator and completed well cost from each project, as well as other factors.  At the present time we expect to participate pursuant to our working interest in a majority of the wells proposed to us.

We do not manage our commodities marketing activities internally, but our operating partners generally market and sell oil and natural gas produced from wells in which we have an interest.  Our operating partners coordinate the transportation of our oil production from our wells to appropriate pipelines or rail transport facilities pursuant to arrangements that such partners negotiate and maintain with various parties purchasing the production.  We understand that our partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short-term contracts.  The price at which production is sold generally is tied to the spot market for oil.  Williston Basin Light Sweet Crude from the Bakken source rock is generally 41-42 API crude oil and is readily accepted into the pipeline infrastructure.  The weighted average differential reported to us by our producers during 2012 was $9.79 per barrel below NYMEX pricing.  Our weighted average differential was approximately $2.17 per barrel below NYMEX pricing during the fourth quarter of 2012.  This differential represents the imbedded transportation costs in moving the oil from wellhead to refinery and will fluctuate based on availability of pipeline, rail and other transportation methods.

Competition

The oil and natural gas industry is intensely competitive, and we compete with numerous other oil and natural gas exploration and production companies.  Some of these companies have substantially greater resources than we have.  Not only do they explore for and produce oil and natural gas, but also many carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis.  The operations of other companies may be able to pay more for exploratory prospects and productive oil and natural gas properties.  They may also have more resources to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

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

Marketing and Customers

The market for oil and natural gas that will be produced from our properties depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Our oil production is expected to be sold at prices tied to the spot oil markets.  Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices.  We rely on our operating partners to market and sell our production.  Our operating partners include a variety of exploration and production companies, from large publicly-traded companies to small, privately-owned companies. We do not believe the loss of any single operator would have a material adverse effect on our company as a whole.

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

We believe that we have satisfactory title to or rights in all of our producing properties.  As is customary in the oil and gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties.  In most cases, we investigate title only when we acquire producing properties or before commencement of drilling operations.

Principal Agreements Affecting Our Ordinary Business

We do not own any physical real estate, but, instead, our acreage is comprised of leasehold interests subject to the terms and provisions of lease agreements that provide our company the right to drill and maintain wells in specific geographic areas.  All lease arrangements that comprise our acreage positions are established using industry-standard terms that have been established and used in the oil and natural gas industry for many years. Some of our leases may be acquired from other parties that obtained the original leasehold interest prior to our acquisition of the leasehold interest.

In general, our lease agreements stipulate three to five year terms.  Bonuses and royalty rates are negotiated on a case-by-case basis consistent with industry standard pricing.  Once a well is drilled and production established, the leased acreage in the applicable spacing unit is considered developed acreage and is held by production.  Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production.  Given the current pace of drilling in the Bakken play at this time, we do not believe lease expiration issues will materially affect our North Dakota position.

Governmental Regulation and Environmental Matters

Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as whole.

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies.  For example, North Dakota and Montana require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.  Failure to comply with any such rules and regulations can result in substantial penalties.  The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability.  Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.  Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

●	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

●	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

●	impose substantial liabilities for pollution resulting from its operations.

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

On April 17, 2012, EPA finalized rules proposed on July 28, 2011 that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules establish specific new requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules revise leak detection requirements for natural gas processing plants. These rules may require a number of modifications to the operations of our third-party operating partners, including the installation of new equipment to control emissions from compressors. Although we cannot predict the cost to comply with these new requirements at this point, compliance with these new rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

These new regulations and proposals and any other new regulations requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business, results of operations and financial condition.

The Federal Water Pollution Control Act of 1972, or the Clean Water Act (the “CWA”), imposes restrictions and controls on the discharge of produced waters and other pollutants into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. The CWA and certain state regulations prohibit the discharge of produced water, sand, drilling fluids, drill cuttings, sediment and certain other substances related to the oil and gas industry into certain coastal and offshore waters without an individual or general National Pollutant Discharge Elimination System discharge permit. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Costs may be associated with the treatment of wastewater and/or developing and implementing storm water pollution prevention plans. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges, for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The underground injection of oil and natural gas wastes are regulated by the Underground Injection Control program authorized by the Safe Drinking Water Act.  The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water.  Substantially all of the oil and natural gas production in which we have interest is developed from unconventional sources that require hydraulic fracturing as part of the completion process.  Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production.  Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress.  The U.S. Congress continues to consider legislation to amend the Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under the Act’s Underground Injection Control Program to require disclosure of chemicals used in the hydraulic fracturing process.

Scrutiny of hydraulic fracturing activities continues in other ways.  The federal government is currently undertaking several studies of hydraulic fracturing’s potential impacts.  Several states, including Montana and North Dakota where our properties are located, have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing.  We cannot predict whether any other legislation will ever be enacted and if so, what its provisions would be.  If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, which could lead to delays, increased operating costs and process prohibitions that would materially adversely affect our revenue and results of operations.

The National Environmental Policy Act, or NEPA, establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies.  A major federal agency action having the potential to significantly impact the environment requires review under NEPA.  Many of the activities of our third-party operating partners are covered under categorical exclusions which results in a shorter NEPA review process.  The Council on Environmental Quality has announced an intention to reinvigorate NEPA reviews and on March 12, 2012, issued final guidance that may result in longer review processes that could lead to delays and increased costs that could materially adversely affect our revenues and results of operations.

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

In the United States, legislative and regulatory initiatives are underway to limit greenhouse gas emissions. The U.S. Congress has considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions.  The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act, or the CAA, definition of an “air pollutant,” and in response the EPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA. In 2010, the EPA issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act.

In addition, in September 2009, the EPA issued a final rule requiring the reporting of GHGs from specified large GHG emission sources in the United States beginning in 2011 for emissions in 2010.  On November 30, 2010, the EPA published a final rule expanding its existing GHG emissions reporting to include onshore and offshore oil and natural gas systems beginning in 2012.  Our third party operating partners are required to report their greenhouse gas emissions under these rules.  Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur.  Such developments may affect how these GHG initiatives will impact us.  Moreover, while the U.S. Supreme Court held in its June 2011 decision American Electric Power Co. v. Connecticut that, with respect to claims concerning GHG emissions, the federal common law of nuisance was displaced by the federal Clean Air Act, the Court left open the question of whether tort claims against sources of GHG emissions alleging property damage may proceed under state common law.  There thus remains some litigation risk for such claims.  Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.

Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy.  To the extent that our products are competing with higher greenhouse gas emitting energy sources, our products would become more desirable in the market with more stringent limitations on greenhouse gas emissions.  To the extent that our products are competing with lower greenhouse gas emitting energy sources such as solar and wind, our products would become less desirable in the market with more stringent limitations on greenhouse gas emissions.  We cannot predict with any certainty at this time how these possibilities may affect our operations.

The majority of scientific studies on climate change suggest that stronger storms may occur in the future in the areas where we operate, although the scientific studies are not unanimous.  Although operators may take steps to mitigate physical risks from storms, no assurance can be given that future storms will not have a material adverse effect on our business.

Employees

We currently have 19 full time employees.  As drilling production activities continue to increase, we may hire additional technical or administrative personnel as appropriate.  We do not expect a significant change in the number of full time employees over the next 12 months based upon our currently-projected drilling plan.  We are using and will continue to use the services of independent consultants and contractors to perform various professional services.  We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

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

A significant portion of our acreage is not currently held by production or held by operations.  Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire.  If our leases expire and we are unable to renew the leases, we will lose our right to develop the related properties.  Drilling plans for these areas are generally in the discretion of third party operators and are subject to change based on various factors that are beyond our control, such as: the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third party approvals; oil, NGL and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs.  As of December 31, 2012, we estimate that we had leases that were not developed that represented 20,915 net acres potentially expiring in 2013, 26,364 net acres potentially expiring in 2014 and 22,744 net acres potentially expiring in 2015.

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

Borrowings under our revolving credit facility bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.  A 1% increase in interest rates on the debt outstanding under our revolving credit facility as of December 31, 2012 would cost us approximately $1.2 million in additional annual interest expense.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Leasehold Properties

As of December 31, 2012, our principal assets included approximately 179,131 net acres located in the northern region of the United States.  Net acreage represents our percentage ownership of gross acreage.  The following table summarizes our estimated gross and net developed and undeveloped acreage by state at December 31, 2012.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
North Dakota:
Mountrail County	109,647	24,616	36,306	9,492	145,953	34,107
Dunn County	47,534	10,467	37,754	16,595	85,247	27,062
McKenzie County	47,588	12,694	38,134	10,308	85,722	23,002
Divide County	42,147	12,816	10,052	5,158	52,199	17,974
Williams County	45,755	12,472	20,395	4,906	66,150	17,378
Other	52,048	9,375	62,956	9,591	115,006	18,967
North Dakota	344,719	82,440	205,597	56,050	550,277	138,490
Montana	28,043	7,337	100,946	33,304	128,358	40,641
Total:	372,762	89,777	306,543	89,354	678,635	179,131

At 2012 year end, approximately 50% of our total acreage was developed.  In addition, approximately 64% of our total acreage position was either developed, held by production, held by operations or permitted as of December 31, 2012.  All of our proved reserves are located in North Dakota and Montana.

Recent Acreage Acquisitions

In 2012, we acquired leasehold interests covering an aggregate of approximately 17,590 net acres in our key prospect areas, for an average cost of $1,788 per net acre.  In addition, we earned approximately 6,450 net acres through farm-in arrangements during 2012.

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

Acreage Expirations

As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases.  All of our leases for undeveloped acreage summarized in the table below will expire at the end of their respective primary terms, unless we renew the existing leases, establish commercial production from the acreage or some other “savings clause” is exercised.  In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced.  While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no guarantee we can do so.  The approximate expiration of our gross and net acres which are subject to expire between 2013 and 2017 and thereafter, are set forth below:

	Acreage Subject to Expiration
Year Ended	Gross	Net
December 31, 2013	66,135	20,915
December 31, 2014	74,629	26,364
December 31, 2015	100,117	22,744
December 31, 2016	13,142	7,908
December 31, 2017 and thereafter	4,887	2,144
Total	258,909	80,075

During 2012, we had leases expire in Montana, New York and North Dakota covering approximately 14,272 net acres, of which approximately 12,991 net acres were prospective for the Bakken and Three Forks Formations in Montana and North Dakota.  The 2012 lease expirations carried a $7.1 million cost that was transferred to the costs subject to depletion.  We believe that the expired acreage was not material to our capital deployed in these prospects.  We do not consider the expiration of acreage during 2012 to be material.

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

As of December 31, 2012, we were participating in three defined drilling projects with Slawson covering approximately 19,467 net acres.  The Windsor project area includes approximately 2,063 net acres, primarily located in Mountrail and surrounding counties of North Dakota.  The South West Big Sky project includes approximately 5,449 total net acres in Richland County, Montana.  The Lambert project includes approximately 11,955 total net acres in Richland and Dawson Counties, Montana.

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

Production History

The following table presents information about our produced oil and natural gas volumes during the year ended December 31, 2012, 2011 and 2010.  As of December 31, 2012, we were selling oil and natural gas from a total of 1,227 gross (106.2 net) wells.  As of December 31, 2011, we were selling oil and natural gas from a total of 664 gross (57.9 net) wells.  As of December 31, 2010, we were selling oil and natural gas from a total of 311 gross (26.0 net) wells.  All of the foregoing wells were located within the Williston Basin.  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Year Ended December 31,
	2012	2011	2010
Net Production:
Oil (Bbl)	3,465,311	1,791,979	849,845
Natural Gas and NGLs (Mcf)	1,768,872	800,207	234,411
Barrels of Oil Equivalent (Boe)	3,760,123	1,925,347	888,914

Average Sales Prices:
Oil (per Bbl)	$83.22	$86.01	$68.27
Effect of Loss on Settled Derivatives on Average Price (per Bbl)	(0.11)	(7.48)	(0.55)
Oil Net of Settled Derivatives (per Bbl)	83.11	78.53	67.72
Natural Gas and NGLs (per Mcf)	4.67	6.63	6.26
Realized Price on a Boe Basis Including All Realized Derivative Settlements	78.79	75.85	66.39

Average Costs:
Production Expenses (per Boe)	$8.61	$6.77	$3.70

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses during 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Depletion of Oil and Natural Gas Properties	$98,427,159	$40,815,426	$16,884,563
Depletion Expense (per Boe)	$26.18	$21.20	$18.99

Drilling and Development Activity

The following table sets forth the number of gross and net productive and non-productive wells for all of our drilling and development activity in the years ended December 31, 2012, 2011 and 2010.  The following table does not include wells that were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.  We have not participated in any wells solely targeting natural gas reserves.  We have classified all wells drilled to-date targeting the Bakken and Three Forks formations as development wells. As of December 31, 2012, we have had 100% success rate in our North Dakota and Montana Bakken and Three Forks wells.

	Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Oil	–	–	1	–	2	0.4
Natural Gas	–	–	–	–	–	–
Non-Productive	–	–	1	0.3	–	–

Development Wells:
Oil	563	48.3	353	32.3	168	16.4
Natural Gas	–	–	–	–	–	–
Non-Productive	–	–	–	–	–	–

Total Productive Exploratory and Development Wells	563	48.3	354	32.3	170	16.8

The following table summarizes our cumulative gross and net productive oil wells by state at each of December 31, 2012, 2011 and 2010.

	At December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
North Dakota	1,173	97.9	642	54.4	300	23.9
Montana	54	8.3	22	3.5	11	2.1
Total	1,227	106.2	664	57.9	311	26.0

Research and Development

We do not anticipate performing any significant research and development under our plan of operation.

Proved Reserves

We recently completed our most current reservoir engineering calculation as of December 31, 2012.

Based on the results of our December 31, 2012 reserve analysis, our proved reserves increased approximately 44% during 2012 primarily as a result of increased drilling activity involving our acreage and our acquisition of acreage subject to specific drilling projects or included in permitted or drilling spacing units.  We incurred approximately $485 million of capital expenditures for drilling activities and $37 million for acreage acquisitions and other acreage related costs during the year ended December 31, 2012, all of which directly contributed to the increase in our proved developed reserves. No other expenditures materially contributed to the development of proved developed reserves in 2012.  Our proved undeveloped reserves increased by approximately 20% during 2012 primarily as a result of drilling activity and our acquisitions of acreage.  Based on our independent reservoir engineering firm’s calculation of proved undeveloped reserves as of December 31, 2011, approximately 24% of our proved undeveloped reserves were converted to proved developed reserves during 2012.  Our development drilling program includes the drilling of approximately 87.9 proven undeveloped net wells before the end of 2015 at an estimated cost of $741 million.  Our development plan for drilling proved undeveloped wells calls for the drilling of 26.9 net wells during 2013, 41.4 net wells during 2014 and 19.6 net wells during 2015, for a total of 87.9 net wells.  During 2012, our progress toward converting proved undeveloped reserves to proved developed reserves included the drilling and completion of 23.6 net undeveloped wells at a total estimated net capital cost of $195.7 million.  We expect that our proved undeveloped reserves will continue to be converted to proved developed producing reserves as additional wells are drilled including our acreage.  All locations comprising our remaining proved undeveloped reserves are forecast to be drilled within five years from initially being recorded in accordance with our adopted development plan.

A reconciliation of the change in proved undeveloped reserves during 2012 is as follows:

MMBoe
Estimated Proved Undeveloped Reserves at 12-31-2011	31.1
PUD’s converted to PDP’s during 2012	(7.6)
Additional PUD’s added during 2012	15.3
Revisions of previous estimates	(1.4)
Estimated Proved Undeveloped reserves at 12-31-2012	37.4

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

We have utilized Ryder Scott Company, LP (“Ryder Scott”), an independent reservoir engineering firm, as our third-party engineering firm. The selection of Ryder Scott is approved by our Audit Committee.  Ryder Scott is one of the largest reservoir-evaluation consulting firms and evaluates oil and natural gas properties and independently certifies petroleum reserves quantities for various clients throughout the United States and internationally.  Ryder Scott has substantial experience calculating the reserves of various other companies with operations targeting the Bakken and Three Forks formations and, as such, we believe Ryder Scott has sufficient experience to appropriately determine our reserves. Ryder Scott utilizes proprietary technology, systems and data to calculate our reserves commensurate with this experience.

We employ an internal reserve engineer who is responsible for overseeing the preparation of our reserves estimates.  Our internal reserve engineer possesses a B.S. in chemical and petroleum engineering from the University of Pittsburgh and has ten years of oil and gas experience on the reservoir side.  He has worked for large independents and financial firms on projects and acquisitions, both domestic and international.  The proved reserves tables below summarize our estimated proved reserves as of December 31, 2012, based upon reports prepared by Ryder Scott.  The reports of our estimated proved reserves in their entirety are based on the information we provide to them. Ryder Scott is a Texas Registered Engineering Firm (F-1580).  Our primary contact at Ryder Scott is James L. Baird, Managing Senior Vice President. Mr. Baird is a State of Colorado Licensed Professional Engineer (License #41521).

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

To estimate economically recoverable oil and natural gas reserves and related future net cash flows, we consider many factors and assumptions including, but not limited to, the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future of production rates. Under the SEC regulations 210.4-10(a)(22)(v) and (26), proved reserves must be demonstrated to be economically producible based on existing economic conditions including the prices and costs at which economic producibility from a reservoir is to be determined as of the effective date of the report. With respect to the property interests we own, production and well tests from examined wells, normal direct costs of operating the wells or leases, other costs such as transportation and/or processing fees, production taxes, recompletion and development costs and product prices are based on the SEC regulations, geological maps, well logs, core analyses, and pressure measurements.

The reserve data set forth in the Ryder Scott report represents only estimates, and should not be construed as being exact quantities. They may or may not be actually recovered, and if recovered, the actual revenues and costs could be more or less than the estimated amounts. Moreover, estimates of reserves may increase or decrease as a result of future operations.

Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond our control. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment. As a result, estimates of different engineers, including those used by us, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors. The revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. Our estimated net proved reserves, included in our SEC filings, have not been filed with or included in reports to any other federal agency. See “Item 1A. Risk Factors – Our estimated reserves are based on many assumptions that may prove to be inaccurate.  Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.”

Ryder Scott prepared our reserve report valuing our proved reserves at December 31, 2012.  The report values only our proved reserves and does not value our probable reserves or our possible reserves.  The following table sets forth our estimated proved reserves based on the SEC rules as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K (“SEC Pricing Proved Reserves”).

SEC Pricing Proved Reserves(1)

	Oil (MBbl)	Natural Gas (MMcf)	Total (MBoe)(2)	Pre-Tax PV10% Value $M(3)
PDP Properties	23,679	15,014	26,181	$795,669
PDNP Properties	3,667	2,336	4,056	42,833
PUD Properties	33,368	23,928	37,356	448,904
Total Proved Properties:	60,714	41,278	67,594	$1,287,406
_____________________
(1)
The SEC Pricing Proved Reserves table above values oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2012 assuming constant realized prices of $84.92 per barrel of oil and $4.78 per Mcf of natural gas, which includes an uplift factor of 1.7 to reflect liquids and condensates (natural gas liquids are included with natural gas).  Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, which averages are then adjusted to reflect applicable transportation and quality differentials.

(2)	Boe are computed based on a conversion ratio of one Boe for each barrel of oil and one Boe for every 6,000 cubic feet (i.e., 6 Mcf) of natural gas.
(3)
Pre-tax PV10% may be considered a non-GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP measure.  Pre-tax PV10% is computed on the same basis as the standardized measure of discounted future net cash flows but without deducting future income taxes.  We believe Pre-tax PV10% is a useful measure for investors for evaluating the relative monetary significance of our oil and natural gas properties.  We further believe investors may utilize our Pre-tax PV10% as a basis for comparison of the relative size and value of our reserves to other companies because many factors that are unique to each individual company impact the amount of future income taxes to be paid.  Our management uses this measure when assessing the potential return on investment related to our oil and natural gas properties and acquisitions.  However, Pre-tax PV10% is not a substitute for the standardized measure of discounted future net cash flows.  Our Pre-tax PV10% and the standardized measure of discounted future net cash flows do not purport to present the fair value of our oil and natural gas reserves.

The table above assumes prices and costs discounted using an annual discount rate of 10% without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, or federal income taxes.

The “Pre-tax PV10%” values of our proved reserves presented in the foregoing table may be considered a non-GAAP financial measure as defined by the SEC.  The following table reconciles the pre-tax PV10% value of our SEC Pricing Proved Reserves to the standardized measure of discounted future net cash flows.

SEC Pricing Proved Reserves (in thousands)
Standardized Measure Reconciliation
Pre-tax Present Value of estimated future net revenues (Pre-tax PV10%)	$1,287,406
Future income taxes, discounted at 10%	246,051
Standardized measure of discounted future net cash flows	$1,041,355

Uncertainties are inherent in estimating quantities of proved reserves, including many risk factors beyond our control.  Reserve engineering is a subjective process of estimating subsurface accumulations of oil and natural gas that cannot be measured in an exact manner.  As a result, estimates of proved reserves may vary depending upon the engineer valuing the reserves.  Further, our actual realized price for our oil and natural gas is not likely to average the pricing parameters used to calculate our proved reserves. As such, the oil and natural gas quantities and the value of those commodities ultimately recovered from our properties will vary from reserve estimates.

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

Item 4. Mine Safety Disclosures

None.

Executive Officers of the Registrant

Our executive officers, their ages and offices held, as of February 28, 2013 are as follows:

Name	Age	Positions
Michael L. Reger	36	Chairman, Chief Executive Officer and Director
Thomas W. Stoelk	57	Chief Financial Officer
Brandon R. Elliott	41	Executive Vice President, Corporate Development and Strategy
Erik J. Romslo	35	Executive Vice President, General Counsel and Secretary

Michael L. Reger is a founder of our predecessor, Northern Oil and Gas, Inc., and has served as Chairman of the Board and Chief Executive Officer of our company since March 2007.  Mr. Reger has been involved in the acquisition of oil and gas mineral rights for his entire career.  Mr. Reger began working the oil and gas leasing business for his family’s company, Reger Oil, in 1992 and worked as an oil and gas landman for Reger Oil from 1992 until co-founding Northern in 2006.  Mr. Reger holds a B.A. in Finance and an M.B.A. in finance/management from the University of St. Thomas in St. Paul, Minnesota.  The Reger family has a history of acreage acquisition in the Williston Basin dating to 1952.

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

Brandon R. Elliott has served as our Executive Vice President, Corporate Development and Strategy since January 2013.  Prior to joining our company, Mr. Elliott served as Vice President of Investor Relations of CONSOL Energy Inc., a Fortune 500 coal and natural gas company, from 2010 until 2012.  Prior to CONSOL, Mr. Elliott worked from 2000 until 2010 at Friess Associates LLC, managers of The Brandywine Funds, most recently as a portfolio manager.  Mr. Elliott holds a bachelor’s degree from Dartmouth College, is a Chartered Financial Analyst (CFA) and is a member of the National Investor Relations Institute.

Erik J. Romslo has served as our General Counsel and Secretary since October 2011 and as an Executive Vice President since January 2013.  Prior to joining our company, Mr. Romslo practiced law in the Minneapolis office of our outside counsel, Faegre & Benson LLP, from 2005 until 2011, where he was a member of the Corporate group.  Prior to joining Faegre, Mr. Romslo practiced law in the New York City office of Fried, Frank, Harris, Shriver & Jacobson LLP.  Mr. Romslo holds a bachelor’s degree from St. Olaf College and a law degree from the New York University School of Law.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE MKT under the symbol “NOG.”  The high and low sales prices for shares of common stock of our company for each quarter during 2011 and 2012 are set forth below.

	Sales Price
	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	$33.98	$23.50
Second Quarter	27.25	16.63
Third Quarter	25.01	13.25
Fourth Quarter	27.70	16.50

Fiscal Year Ended December 31, 2012
First Quarter	$28.00	$20.04
Second Quarter	21.40	14.94
Third Quarter	19.70	14.40
Fourth Quarter	17.88	13.73

The closing price for our common stock on the NYSE MKT on February 22, 2013 was $14.13 per share.

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

The following graph compares the 60-month cumulative total shareholder returns since December 31, 2007 of Northern Oil and Gas, Inc., and the cumulative total returns of Standard & Poor’s Composite 500 Index and the NYSE Arca Oil Index (formerly the AMEX Oil Index) for the same period.  This graph assumes $100 was invested in the stock or the Index on December 31, 2007 and also assumes the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Northern Oil & Gas, Inc., the S&P 500 Index, and NYSE Arca Oil Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Northern Oil & Gas, Inc.
S&P 500
NYSE Arca Oil Index

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

*           The following table sets forth the total returns utilized to generate the foregoing graph.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Northern Oil & Gas, Inc.	$100.00	$37.41	$170.36	$391.51	$345.04	$242.01
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
NYSE Arca Oil Index	100.00	70.99	80.27	85.04	90.76	92.55

Holders

As of February 22, 2013, we had 63,630,990 shares of our common stock outstanding, held by approximately 356 shareholders of record.  The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and do not presently anticipate paying any dividends upon our common stock in the foreseeable future.  Under our revolving credit facility, we are prohibited from paying cash dividends on our common stock. Any cash dividends in the future to common shareholders will be payable when, as and if declared by our Board of Directors based upon the Board’s assessment of:

●	our financial condition and performance;

●	earnings;

●	need for funds;

●	capital requirements;

●	prior claims of preferred stock to the extent issued and outstanding; and

●	other factors, including income tax consequences, contractual restrictions and any applicable laws.

There can be no assurance, therefore, that any dividends on the common stock will ever be paid.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
October 1, 2012 to October 31, 2012	15,215	$16.44	-	$150 million
Month #2
November 1, 2012 to November 30, 2012	-	-	-	150 million
Month #3
December 1, 2012 to December 31, 2012	7,773	15.79	-	150 million
Total	22,988	$16.22	-	$150 million

(1)	All shares purchased reflect shares surrendered by company employees in satisfaction of tax obligations in connection with restricted stock awards.
(2)
In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million shares of our company’s outstanding common stock.  We have not made any repurchases under this program to date.

Item 6. Selected Financial Data
	Fiscal Years
	2012	2011	2010	2009	2008
	(in thousands, except share and per common share data)
Statements of Income Information:
Revenues
Oil and Gas Sales	$296,638	$159,440	$59,488	$15,172	$3,543
(Loss) Gain on Settled Derivatives	(391)	(13,408)	(470)	(625)	779
Unrealized Gain (Loss) on Derivative Instruments	15,147	3,072	(14,545)	(363)	–
Other Revenue	179	285	86	38	–
Total Revenues	311,573	149,389	44,559	14,222	4,322

Operating Expenses
Production Expenses	32,382	13,044	3,288	755	71
Production Taxes	28,486	14,301	5,478	1,300	204
General and Administrative Expense	22,645	13,625	7,204	3,686	2,091
Depletion Oil and Gas Properties	98,427	40,815	16,885	4,251	678
Depreciation and Amortization	410	298	177	92	67
Accretion of Discount on Asset Retirement Obligations	86	56	22	8	1
Total Expenses	182,436	82,139	33,054	10,092	3,112

Income from Operations	129,137	67,250	11,505	4,130	1,210

Other Income	24	–	–	479	–
Interest Expense	(13,875)	(586)	(583)	(535)	(28)
Interest Income	1	568	473	192	287
Gain (Loss) on Available for Sale Securities	–	215	(59)	–	125
Total Other Income (Expense)	(13,850)	197	(169)	136	384

Income Before Income Taxes	115,287	67,447	11,336	4,266	1,594

Income Tax Provision (Benefit)	43,002	26,835	4,419	1,466	(830)

Net Income	$72,285	$40,612	$6,917	$2,800	$2,424

Net Income Per Common Share – Basic	$1.16	$0.66	$0.14	$0.08	$0.08

Net Income Per Common Share – Diluted	$1.15	$0.65	$0.14	$0.08	$0.07

Weighted Average Shares Outstanding – Basic	62,485,836	61,789,289	50,387,203	36,705,267	31,920,747

Weighted Average Shares Outstanding – Diluted	62,869,079	62,195,340	50,778,245	36,877,070	32,653,552

Statement of Cashflow Information:
Net Cash Provided By Operating Activities	$198,527	$85,150	$73,307	$9,813	$2,506
Net Cash Used For Investing Activities	$(532,172)	$(300,868)	$(207,893)	$(71,849)	$(40,358)
Net Cash Provided By Financing Activities	$340,754	$69,887	$280,464	$67,488	$28,520

Balance Sheet Information:
Assets:
Cash and Cash Equivalents	$13,388	$6,280	$152,111	$6,233	$781
Total Current Assets	94,215	80,505	233,018	42,018	5,150
Property and Equipment, net	1,083,245	643,703	275,308	92,150	46,291
Total Assets	1,190,935	725,594	509,694	135,595	54,520
Liabilities:
Total Current Liabilities	100,457	119,661	59,667	8,910	4,874
Revolving Line of Credit	124,000	69,900	-	-	-
8% Senior Notes Due 2020	300,000	-	-	-	-
Total Liabilities	604,750	229,024	74,334	12,036	4,991
Total Shareholders’ Equity	586,185	496,570	435,360	123,559	49,529

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Selected Financial Data” in Item 6 and the Financial Statements and Accompanying Notes appearing elsewhere in this report.

Overview of 2012 Results

During 2012, we achieved the following financial and operating results:

·	Increased total production by 95% compared to 2011;

·	Increased total estimated proved reserves to 67.6 million Boe as of December 31, 2012, an increase of 44% compared to 2011 year-end;

·	Participated in the completion of 563 gross (48.3 net) wells, with a 100% success rate in the Bakken and Three Forks plays;

·
Continued to high-grade and grow our leasehold position to 179,131 net acres with approximately 64% of our total acreage position either developed, held by production, held by operations or permitted  as of December 31, 2012; and

·	Ended the year with $13 million in cash and, including availability under our revolving credit facility, liquidity of approximately $240 million.

Operationally, our 2012 performance reflects another year of successfully executing our strategy of developing our acreage position and building a long-life reserve base.  Our success enabled us to increase proved reserves by 20.8 million Boe, which is approximately 5.5 times our 2012 production.  During 2012, production increased 95% to 3.8 million Boe as compared to 2011 production of 1.9 million Boe.  The increase in 2012 production was driven by an 83% increase in producing net wells from 57.9 net wells at December 31, 2011 to 106.2 net wells at December 31, 2012.

Total revenues increased 109% in 2012 compared to 2011.  This increase was due to higher production and a $15.1 million non-cash gain from mark-to-market of derivative instruments.  Average realized prices on a Boe basis (including all realized derivative settlements) were 4% higher in 2012 compared to 2011.  As discussed elsewhere in this report, significant changes in oil and natural gas prices can have a material impact on our results of operations and our balance sheet, including the fair value of our derivatives.

Source of Our Revenues

We derive our revenues from the sale of oil, natural gas and NGLs produced from our properties.  Revenues are a function of the volume produced, the prevailing market price at the time of sale, oil quality, Btu content and transportation costs to market.  We use derivative instruments to hedge future sales prices on a substantial, but varying, portion of our oil production.  We expect our derivative activities will help us achieve more predictable cash flows and reduce our exposure to downward price fluctuations.  The use of derivative instruments has in the past, and may in the future, prevent us from realizing the full benefit of upward price movements but also mitigates the effects of declining price movements.  Our average realized price calculations include the effects of the settlement of all derivative contracts regardless of the accounting treatment.

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

•
Production expenses.  Production expenses are daily costs incurred to bring oil and natural gas out of the ground and to the market, together with the daily costs incurred to maintain our producing properties. Such costs also include field personnel compensation, salt water disposal, utilities, maintenance, repairs and servicing expenses related to our oil and natural gas properties.

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

•
Depreciation, depletion and amortization.  Depreciation, depletion and amortization includes the systematic expensing of the capitalized costs incurred to acquire, explore and develop oil and natural gas properties. As a full cost company, we capitalize all costs associated with our development and acquisition efforts and allocate these costs to each unit of production using the units-of-production method.

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

The price of oil in the Williston Basin can vary depending on the market in which it is sold and the means of transportation used to transport the oil to market.  Light sweet crude from the Williston Basin has a higher value at many major refining centers because of its higher quality relative to heavier and sour grades of oil; however, because of North Dakota’s location relative to traditional oil transport centers, this higher value is generally offset to some extent by higher transportation costs.  While rail transportation has historically been more expensive than pipeline transportation, Williston Basin prices have been high enough to justify shipment by rail to markets as far as St. James, Louisiana, which offers prices benchmarked to Brent/LLS.  Although pipeline, truck and rail capacity in the Williston Basin has historically lagged production in growth, we believe that additional planned infrastructure growth will help keep price discounts from significantly eroding wellhead values in the region.

The price at which our oil production is sold typically reflects a discount to the NYMEX WTI benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX WTI and the sales prices we receive for our oil production. Higher oil price differentials lowered our oil and gas sales during the first nine months of 2012.  Relatively mild weather in North Dakota allowed production throughout the winter (increasing supply) while some refineries were down for routine maintenance (decreasing demand).  This caused oil price differentials to increase for a short period during the first half of 2012, which have subsequently declined due to various rail projects coming online, refineries completing their seasonal maintenance and the reversal of the Seaway pipeline from Cushing, Oklahoma to the Gulf Coast.  As the rail capacity continues to increase and planned Seaway pipeline expansions are completed, we believe the oil price differentials will return to historical levels.  Our oil price differential to the NYMEX WTI benchmark price during 2012 was $9.79 per barrel, as compared to $6.30 per barrel in 2011.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells has increased significantly over the past few years as rising oil prices have triggered increased drilling activity in the Williston Basin. Although individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the choice of proppant (sand or ceramic), the total cost of drilling and completing an oil well has increased.  This increase is largely due to longer horizontal laterals and more fracture stimulation stages, but also higher demand for rigs and completion services throughout the region.  In addition, because of the rapid growth in drilling, the availability of well completion services has at times been constrained, resulting at times in a backlog of wells awaiting completion.

Market Conditions

Prices for various quantities of oil, natural gas, and NGLs that we produce significantly impact our revenues and cash flows.  Commodity prices have been volatile in recent years.  The following tables list average NYMEX prices for oil and natural gas for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Average NYMEX prices(1)
Oil (per Bbl)	$94.15	$95.11	$79.61
Natural Gas (per Mcf)	$2.83	$4.03	$4.38
________________________
(1)	Based on average of daily closing prices.

Results of Operations for 2012, 2011 and 2010

The following table sets forth selected financial and operating data for the periods indicated.  Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Year Ended December 31,
	2012	2011	2010
Net Production:
Oil (Bbl)	3,465,311	1,791,979	849,845
Natural Gas and NGLs (Mcf)	1,768,872	800,207	234,411
Total (Boe)(1)	3,760,123	1,925,347	888,914

Net Sales (in thousands):
Oil Sales	$288,382	$154,133	$58,021
Natural Gas and NGL Sales	8,256	5,307	1,467
Loss on Settled Derivatives	(391)	(13,408)	(470)
Gain (Loss) on Mark-to-Market of Derivative Instruments	15,147	3,072	(14,545)
Other Revenue	179	285	86
Total Revenues	311,573	149,389	44,559

Average Sales Prices:
Oil (per Bbl)	$83.22	$86.01	$68.27
Effect of Loss on Settled Derivatives on Average Price (per Bbl)	(0.11)	(7.48)	(0.55)
Oil Net of Settled Derivatives (per Bbl)	83.11	78.53	67.72
Natural Gas and NGLs (per Mcf)	4.67	6.63	6.26
Realized price on a Boe basis including all realized derivative settlements(2)	78.79	75.85	66.39

Operating Expenses (in thousands):
Production Expenses	$32,382	$13,044	$3,288
Production Taxes	28,486	14,301	5,478
General and Administrative Expense (Including Non-Cash Stock Based Compensation)	22,645	13,625	7,204
Depletion of Oil and Gas Properties	98,427	40,815	16,885

(1)
Natural gas and NGLs are converted to Boe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

(2)	Realized prices include realized gains and losses on cash settlements for commodity derivatives.

Oil, Natural Gas and NGL Sales, Production and Realized Price Calculations

Our revenues vary from year to year as a result of changes in realized commodity prices and production volumes.  In 2012, oil, natural gas and NGL sales increased 86% from 2011, driven primarily by a 95% increase in production and partially aided by a 4% increase in realized prices taking into account the effect of settled derivatives.  In 2011, oil and natural gas sales increased 168% from 2010 due to a 117% increase in production and partially aided by a 14% increase in realized pricing taking into account the effect of settled derivatives.

Our production continues to grow through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our oil and natural gas sales from existing wells.  For 2012, our production volumes increased 95% as compared to 2011.  For 2011, our production volumes increased 117% as compared to 2010.  The production primarily increased due to the addition of 48.3 and 32.3 net productive wells in 2012 and 2011, respectively.   Our production for each of the last three years is set forth in the following table:

	Year Ended
	2012	2011	2010
Production(1)
Oil (Bbl)	3,465,311	1,791,979	849,845
Natural Gas and NGL (Mcf)	1,768,872	800,207	234,411
Total (Boe)(2)	3,760,123	1,925,347	888,914

Average Daily Production(1)
Oil (Bbl)	9,468	4,910	2,328
Natural Gas and NGL (Mcf)	4,833	2,192	642
Total (Boe)(2)	10,274	5,275	2,435
__________________________________
(1)	Represents volumes sold.
(2)
Natural gas and NGLs are converted to Boe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production.  For 2012, we incurred a loss on settled derivatives of $0.4 million, compared to $13.4 million in 2011 and $0.5 million in 2010.  Our average realized price (including all derivative settlements) received during 2012 was $78.79 per Boe compared to $75.85 per Boe in 2011 and $66.39 per Boe in 2010.  Our average realized price (including all derivative settlements) calculation includes all cash settlements for derivatives.

Mark-to-market derivative gains and losses were gains of $15.1 million in 2012 compared to a $3.1 million gain in 2011 and a $14.5 million loss in 2010.  Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as unrealized gains and losses from derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives.  Any gains on our derivatives will be offset by lower wellhead revenues in the future or any losses will be offset by higher future wellhead revenues based on the value at the settlement date.  At December 31, 2012, all of our derivative contracts are recorded at their fair value, which was a net asset of $3.3 million, an increase of $15.2 million from the $11.9 million net liability recorded as of December 31, 2011.  Our open oil derivative contracts are summarized in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $32.4 million in 2012 compared to $13.0 million in 2011 and $3.3 million in 2010. We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On an absolute dollar basis, our spending for production expenses for 2012 was 148% higher when compared to 2011 due to production levels increasing 95%, as well as higher water hauling and disposal costs and higher servicing expenses.  Production expenses are generally higher during a well’s first year of operations due to higher levels of servicing activities associated with managing production levels during a well’s steepest period of decline.  Since 44% of our net wells have produced for less than twelve months, we believe the high level of servicing activities will decline as our property base matures.  On an absolute dollar basis, our spending for production expenses for 2011 was 297% higher when compared to 2010 due to production levels increasing 117% and higher water hauling and disposal costs and servicing expenses.  On a per unit basis, production expenses per Boe increased from $6.77 per barrel sold in 2011 to $8.61 in 2012.  On a per unit basis, production expenses per Boe increased from $3.70 per barrel sold in 2010 to $6.77 in 2011.

Production Taxes

We pay production taxes based on realized oil and natural gas sales.  These costs were $28.5 million in 2012 compared to $14.3 million in 2011 and $5.5 million in 2010.  Our average production tax rates were 9.6%, 9.0% and 9.2% in 2012, 2011 and 2010, respectively.  The 2012 average production tax rate was higher than the 2011 average due to well additions that qualified for reduced rates/or tax exemptions during 2011.  Certain portions of our production occurs in Montana and North Dakota jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.  The 2011 average production tax rate was lower than the 2010 average due to the well additions that qualified for reduced rates for tax exemptions during 2011.  The majority of our production is located in North Dakota which imposes a standard 11.5% tax on our production revenues except for where properties qualify for reduced rates.

General and Administrative Expense

General and administrative expense was $22.6 million for 2012 compared to $13.6 million for 2011 and $7.2 million in 2010.  The 2012 increase of $9.0 million when compared to 2011 is due to higher base salaries, cash bonuses and benefits ($1.7 million), increased share based compensation expense ($1.9 million), increased travel expenses ($0.2 million) and partially offset by lower office and other administrative expenses ($0.3 million).  Additionally, 2012 general and administrative expenses include $5.5 million of severance charges in connection with the departures of our former president and former chief operating officer.  Our personnel costs continue to increase as we invest in our technical teams and other staffing to support our growth.  Share based compensation expense represents the amortization of restricted stock grants granted to our employees and directors as part of compensation as well as fully vested share grants to employees and directors throughout the year.  The 2011 increase of $6.4 million when compared to 2010 is due to higher base salaries and benefits ($0.9 million), increased share based compensation expense ($2.6 million), higher legal and professional expenses ($1.3 million), increased travel expenses ($0.5 million) and higher office and other administrative expenses due to the addition of more employees ($1.1 million).

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $98.9 million in 2012 compared to $41.2 million in 2011 and $17.1 million in 2010.  Depletion expense, the largest component of DD&A, was $26.18 per Boe in 2012 compared to $21.20 per Boe in 2011 and $18.99 per Boe in 2010.  We have historically adjusted our depletion rates in the fourth quarter of each year based on the year end reserve report and other times during the year when circumstances indicate there has been a significant change in reserves or costs. The aggregate increase in depletion expense for 2012 compared to 2011 was driven by a 95% increase in production.  Additionally, depletion rates rose in 2012 due to an increase in our future development cost estimates to reflect the changes in well completion methodologies (e.g. more stimulation costs per well due to longer lateral extensions) and increased production expenses.  Depletion rates in new plays tend to be higher in the beginning as increased initial outlays are amortized over proved reserves based on early stages of evaluations.  As these plays mature, new technologies, well completion methodologies and additional historical operating information impact the reserve evaluations.  The increase in depletion expense for 2011 compared to 2010 was driven by a 117% increase in production.  Depreciation, amortization and accretion was $0.5 million in 2012 compared to $0.4 million in 2011 and $0.2 million in 2010.  The following table summarizes DD&A expense per Boe for 2012, 2011 and 2010:

	Year Ended December 31,				Year Ended December 31,
	2012	2011	Change	Change	2011	2010	Change	Change
Depletion	$26.18	$21.20	$4.98	23%	$21.20	$18.99	$2.21	12%
Depreciation, amortization, and accretion	0.13	0.18	(0.05)	(28)%	0.18	0.23	(0.05)	(22)%
Total DD&A expense	$26.31	$21.38	$4.93	23%	$21.38	$19.22	$2.16	11%

Interest Expense

Interest expense was $13.9 million for 2012 compared to $0.6 million in 2011.  Interest expense was $0.6 million for 2011 compared to $0.6 million in 2010.  In May 2012, we issued $300 million of 8% senior unsecured notes.  The increase in interest expense for 2012 as compared to 2011 was primarily due to different weighted average debt amounts outstanding between years, as well as the higher interest rate applicable to the senior notes.

Interest Income

Interest income was $1,000 for 2012 compared to $0.6 million in 2011.  Interest income for 2012 decreased $0.6 million as compared to 2011 because of lower levels of cash and short term investments.  In 2011, the higher amount of cash and short term investments resulted from the sale of common stock in November 2010.  Interest income was $0.6 million for 2011 compared to $0.5 million in 2010.  Interest income for 2011 increased $0.1 million as compared to 2010 due to higher levels of cash and short term investments that resulted from the sale of common stock.

Income Tax Provision

The provision for income taxes was $43.0 million in 2012 compared to $26.8 million in 2011 and $4.4 million in 2010.  The effective tax rate in 2012 was 37.3% compared to an effective tax rate of 39.8% in 2011.  The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates.  The 2011 effective tax rate was 39.8% compared to an effective tax rate in 2010 of 39.0%.  Due to higher pre-tax income levels, we increased our federal statutory rate from 34% to 35% in 2011.  The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates.

Net Income

Net income was $72.3 million in 2012 compared to $40.6 million in 2011 and $6.9 million in 2010.  The increases in net income were driven by higher production levels and higher average sales prices received during each successive period.  Partially offsetting the higher oil and gas revenues were increased production expense, production taxes, general and administrative expenses, depletion expenses, and interest expense in each of the respective periods as described above.  Higher net income levels increased diluted net income per common share to $1.15, $0.65 and $0.14 in 2012, 2011 and 2010, respectively.

Non-GAAP Financial Measures

We define Adjusted Net Income as net income excluding (i) unrealized gain (loss) on derivative instruments, net of tax and (ii) severance expenses in connection with the departures of our former president and former chief operating officer, net of tax.  Our Adjusted Net Income for the year ended December 31, 2012, was $66.2 million (representing approximately $1.05 per diluted share), as compared to $38.8 million (representing approximately $0.62 per diluted share) for the year ended December 31, 2011, and $15.8 million (representing approximately $0.31 per diluted share) for the year ended December 31, 2010.  These increases in Adjusted Net Income are primarily due to our continued addition of oil and natural gas production from new wells and higher realized commodity prices in 2012 compared to 2011 and in 2011 compared to 2010.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization, and accretion, (iv) unrealized gain (loss) on derivative instruments and (v) non-cash share based compensation expense.  Adjusted EBITDA for the year ended December 31, 2012 was $225.3 million, compared to Adjusted EBITDA of $112.3 million for the year ended December 31, 2011 and $47.1 million for the year ended December 31, 2010.  These increases in Adjusted EBITDA are primarily due to our continued addition of oil and natural gas production from new wells and higher realized commodity prices in 2012 compared to 2011 and in 2011 compared to 2010.

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

Adjusted Net income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

NORTHERN OIL AND GAS, INC.
Reconciliation of GAAP Net Income to Adjusted Net Income
(UNAUDITED)

	Year Ended December 31
	2012	2011	2010
	(in thousands, except share and per common share data)

Net Income	$72,285	$40,611	$6,917
Add:
Unrealized (Gain) Loss on Derivative Instruments, Net of Tax (a)	(9,497)	(1,849)	8,896
Severance Expense, Net of Tax (b)	3,425	-	-
Adjusted Net Income	$66,213	$38,762	$15,813

Weighted Average Shares Outstanding – Basic	62,485,836	61,789,289	50,387,203
Weighted Average Shares Outstanding – Diluted	62,869,079	62,195,340	50,778,245

Net Income Per Common Share – Basic	$1.16	$0.66	$0.14
Add:
Change due to Unrealized (Gain) Loss on Derivative Instruments, Net of Tax	(0.15)	(0.03)	0.17
Change due to Severance Expense, Net of Tax	0.05	-	-
Adjusted Net Income Per Common Share – Basic	$1.06	$0.63	$0.31

Net Income Per Common Share – Diluted	$1.15	$0.65	$0.14
Add:
Change due to Unrealized (Gain) Loss on Derivative Instruments, Net of Tax	(0.15)	(0.03)	0.17
Change due to Severance Expense, Net of Tax	0.05	-	-
Adjusted Net Income Per Common Share – Diluted	$1.05	$0.62	$0.31

(a)	Adjusted to reflect related tax benefit (expense) of ($5.6 million), ($1.2 million) and $5.7 million for the years ended December 31, 2012, 2011 and 2010 respectively.

(b)
Reflects severance expense recognized in connection with the departures during 2012 of our former president and former chief operating officer.  Adjusted to reflect related tax benefit of $2.0 million, for the year ended December 31, 2012.

Northern Oil and Gas, Inc.
Reconciliation of Adjusted EBITDA
(UNAUDITED)
	Year Ended December 31,
	2012	2011	2010
	(in thousands)

Net Income	$72,285	$40,611	$6,917
Add Back:
Interest Expense	13,875	586	583
Income Tax Provision	43,002	26,835	4,419
Depreciation, Depletion, Amortization and Accretion	98,923	41,170	17,083
Non-Cash Share Based Compensation	12,382	6,164	3,566
Unrealized (Gain) Loss on Derivative Instruments	(15,147)	(3,072)	14,546
Adjusted EBITDA	$225,320	$112,294	$47,114

2013 Operation Plan

We expect our total 2013 capital expenditure budget to range between $420 million and $440 million. Our 2013 budget anticipates we will participate in the drilling and completion of approximately 44 net wells targeting the Bakken and Three Forks formations.  Drilling capital expenditures on a per well basis are expected to have an average completed cost of $8.4 million to $8.8 million per well, which assumes a 10% decrease in drilling costs for 2013 compared to 2012.  Based on evolving conditions in the field, we expect to spend approximately $20 million on acreage capital expenditures during 2013.  In addition, we estimate that we will spend approximately $30 million on other capital expenditure activities, primarily capitalized workover expenses.  We have the ability to adjust capital expenditures by reducing the number of projects we elect to participate in.  We currently expect to fund all 2013 commitments using a combination of cash-on-hand, cash flow generated by operations, bank borrowings and potential debt financings.

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

With our Revolving Credit Facility and our anticipated cash reserves and cash from operations, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. Any significant acquisition of additional properties or significant increase in drilling activity may require us to seek additional capital. We may also choose to seek additional financing from the capital markets rather than utilize our Revolving Credit Facility to fund such activities. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all.

At December 31, 2012, our debt to total capitalization ratio was 42%, we had $424 million of total debt outstanding, $586.2 million of stockholders’ equity, and $13.4 million of cash on hand.  Additionally, at December 31, 2012, there was $226 million of availability under our Revolving Credit Facility.  At December 31, 2011, we had $69.9 million of debt outstanding, $496.6 million of stockholders’ equity, and $6.3 million of cash on hand.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives.  Our cash flows from operations also are impacted by changes in working capital.  We generally maintain low cash and cash equivalent balances because we use available funds to fund our development activities or reduce our bank debt.  Short-term liquidity needs are satisfied by borrowings under our revolving credit facility.  We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future oil production for the next 12 to 36 months.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under the revolving credit facility.  As of December 31, 2012, we had entered into derivative agreements covering 3.1 million barrels for 2013 and 2.4 million barrels for 2014, with average floor prices of $90.58 and $91.49, respectively.  For additional information on the impact of changing prices on our financial position, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Our cash flows for the years ended December 31, 2012, 2011 and 2010 are presented below:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$198,527	$85,150	$73,307
Net cash used in investing activities	(532,172)	(300,868)	(207,894)
Net cash provided by financing activities	340,754	69,887	280,464
Net change in cash	$7,108	$(145,831)	$145,877

Cash flows provided by operating activities

Net cash provided by operating activities was $198.5 million, $85.1 million and $73.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The increase in cash flows provided by operating activities for the year ended December 31, 2012 as compared to 2011 was primarily the result of an increase in oil and natural gas production of 95%.  Cash flows provided by operating activities during the year ended December 31, 2011 increased compared to 2010 primarily as a result of an increase in oil and natural gas production of 117%.

Cash flows used in investing activities

We had cash flows used in investing activities of $532.2 million, $300.9 million and $207.9 million during the years ended December 31, 2012, 2011 and 2010, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  Oil and gas expenditure spending increased from $341.4 million in 2011 to $532.0 million in 2012, a 56% increase that was driven by a 50% increase in the number of net producing well additions in 2012 as compared to 2011.  In 2012, our net producing well additions totaled 48.3 as compared to 32.3 in 2011.  The 2012 oil and gas expenditures include approximately $190.4 million for wells spud prior to 2012.  The spending on wells spud prior to 2012 related to wells awaiting completion at December 31, 2011, as well as completion spending for wells placed into production prior to 2012.  The $93.0 million increase in cash used in investing activities for 2011 compared to 2010 was attributable to our acquisitions of properties in the Williston Basin, as well as increased levels of development of our properties.  Oil and gas expenditure spending increased from $180.4 million in 2010 to $341.4 million in 2011, an 89% increase that was driven by a 90% increase in the number of net producing well additions in 2012 as compared to 2011.  In 2011, our net producing well additions totaled 32.3 as compared to 16.8 in 2010.  As a result of the increased development activities, in 2011 we sold $40.2 million of short-term investments to fund the 2011 drilling, development and acquisition costs.

Cash flows provided by financing activities

Net cash provided by financing activities was $340.8 million, $69.9 million and $280.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.  For the year ended December 31, 2012, we received $354.1 million in net advances under our revolving credit facility and senior notes that were used to fund drilling, development and acquisition costs.  For the years ended December 31, 2011 and 2010, cash increased through financing activities was primarily provided by net proceeds from the sale of common stock.

Revolving Credit Facility

In February 2012, we entered into an amended and restated credit agreement governing our Revolving Credit Facility, which replaced our previous revolving credit facility.  The new facility, secured by substantially all of our assets, provides for an initial commitment equal to the lesser of the facility amount or the borrowing base.  At December 31, 2012, the maximum facility amount was $750 million and the borrowing base was $350 million.  Our bank group is comprised of a group of commercial banks, with no single bank holding more than 12% of the total facility.  Under the terms of the Revolving Credit Facility, we are limited to $500 million of permitted additional indebtedness, as defined in the credit agreement.  The borrowing base is reduced by 25% of the stated amount of the permitted additional indebtedness.  The $300 million in Notes (as described below) is “permitted additional indebtedness” as defined in the Revolving Credit Facility.  The Revolving Credit Facility provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  As of December 31, 2012, we had $124 million in outstanding borrowings under our Revolving Credit Facility, leaving $226 million of borrowing capacity available to us.  The Revolving Credit Facility will expire and all outstanding borrowings under it will mature on January 1, 2017.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.75% to 1.75% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.75% to 2.75%.  The applicable spread is dependent upon borrowings relative to the borrowing base.  We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%, depending on outstanding borrowings relative to the borrowing base.  The Revolving Credit Facility is subject to negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make certain types of investments.  In addition, we are required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.0 to 1.0, a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0 and a ratio of EBITDAX to interest expense of no less than 3.0 to 1.0.  We were in compliance with our covenants under the Revolving Credit Facility at December 31, 2012.

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

On May 18, 2012, in connection with the issuance of the Notes, we entered into an Indenture (the “Indenture”), with Wilmington Trust, National Association, as trustee (the “Trustee”).

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

The Indenture contains customary events of default, including:

•	default in any payment of interest on any Note when due, continued for 30 days;

•	default in the payment of principal of or premium, if any, on any Note when due;

•	failure by us to comply with our other obligations under the Indenture, in certain cases subject to notice and grace periods;

•	payment defaults and accelerations with respect to our other indebtedness and certain of our subsidiaries, if any, in the aggregate principal amount of $25 million or more;

•
certain events of bankruptcy, insolvency or reorganization of our company or a significant subsidiary or group of restricted subsidiaries that, taken together, would constitute a significant subsidiary;

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

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of oil and natural gas properties and payment of interest on outstanding indebtedness.  During 2012, our acquisition and development expenditures included approximately $485 million of drilling, completion and capitalized workover costs, $8.5 million of capitalized internal costs and $5.9 million of capitalized interest.  Also in 2012, approximately $37 million was expended on acreage acquisitions and other acreage related costs located in the Williston Basin.  Our 2012 capital program was funded by cash on hand, net cash flow from operations and borrowings under our Revolving Credit Facility and the Notes.  Our capital expenditure budget for 2013 is discussed above under the heading “2013 Operation Plan.”

Development and acquisition activities are highly discretionary, and, for the near term, we expect such activities to be maintained at levels we can fund through internal cash flow and borrowing under our Revolving Credit Facility.  To the extent capital requirements exceed internal cash flow and borrowing capacity under our Revolving Credit Facility, debt may be issued to fund these requirements.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down and also between our projects, depending on commodity prices, cash flow and projected returns.  Also, our obligations may change due to acquisitions, divestitures and continued growth.  Our future success in growing proved reserves and production may be dependent on our ability to access outside sources of capital.  If internally generated cash flow and borrowing capacity is not available under our Revolving Credit Facility, we may issue additional shares of stock, subordinated notes or other debt securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

Satisfaction of Our Cash Obligations for the Next 12 Months

With our Revolving Credit Facility and our cash flows from operations, we believe we have sufficient capital to meet our drilling commitments and expected general and administrative expenses for the next twelve months.  Nonetheless, any strategic acquisition of assets or increase in drilling activity may require us to seek additional capital.  We may also choose to seek additional capital rather than utilize our credit facility or other debt instruments to fund accelerated or continued drilling at the discretion of management and depending on prevailing market conditions.  We will evaluate any potential opportunities for acquisitions as they arise.  However, there can be no assurance that any additional capital will be available to us on favorable terms or at all.

Over the next 24 months it is possible that our existing capital, our Revolving Credit Facility and anticipated funds from operations may not be sufficient to sustain continued acreage acquisitions and drilling activities.  Consequently, we may seek additional capital in the future to fund growth and expansion through additional debt or equity financing or credit facilities.  No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our shareholders.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.

Contractual Obligations and Commitments

The following table summarizes our obligations and commitments at December 31, 2012 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

	Payment due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office Lease(1)	$245,000	$419,000	$-	$-	$664,000
Automobile Leases(2)	20,000	9,000	-	-	29,000
Long Term Debt(3)	-	-	124,000,000	300,000,000	424,000,000
Cash Interest Expense on Debt(4)	26,753,000	53,506,000	50,753,000	58,000,000	189,012,000
Total	$27,018,000	$53,934,000	$174,753,000	$358,000,000	$613,705,000

(1)	Office lease through 2015
(2)	Automobile leases for certain executives through 2014
(3)	Revolving Credit Facility and 8.000% Senior Notes due 2020 (see Note 5 to financial statements)
(4)	Cash interest on Revolving Credit Facility and 8.000% Senior Notes due 2020 are estimated assuming no principal repayment until the due date

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

Use of Estimates

The preparation of financial statements under GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our estimates of our proved oil and natural gas reserves, future development costs, estimates relating to certain oil and natural gas revenues and expenses and fair value of derivative instruments are the most critical to our financial statements.

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

Capitalized amounts except unproved costs are depleted using the units of production method.  The depletion expense per unit of production is the ratio of the sum of our unamortized historical costs and estimated future development costs to our proved reserve volumes.  Estimation of hydrocarbon reserves relies on professional judgment and use of factors that cannot be precisely determined.  Subsequent reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting periods.  For the year ended December 31, 2012, our average depletion expense per unit of production was $26.18 per Boe.  A 10% decrease in our estimated net proved reserves at December 31, 2012 would result in a $2.88 per Boe increase in our per unit depletion.

To the extent the capitalized costs in our full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the sum of the present value (using a 10% discount rate and based on period-end oil and natural gas prices) of the estimated future net cash flows from our proved oil and natural gas reserves and the capitalized cost associated with our unproved properties, we would have a capitalized ceiling impairment. Such costs would be charged to operations as a reduction of the carrying value of oil and natural gas properties.  The risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are depressed, even if the low prices are temporary.  In addition, capitalized ceiling impairment charges may occur if we experience poor drilling results or estimations of our proved reserves are substantially reduced.  A capitalized ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and shareholders’ equity.  Once recognized, a capitalized ceiling impairment charge to oil and natural gas properties cannot be reversed at a later date.  The risk that we will experience a ceiling test writedown increases when oil and natural gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves.  As of December 31, 2012 we have not incurred a capitalized ceiling impairment charge.  However, no assurance can be given that we will not experience a capitalized ceiling impairment charge in future periods.  In addition, capitalized ceiling impairment charges may occur if estimates of proved hydrocarbon reserves are substantially reduced or estimates of future development costs increase significantly.  See “Item 2. Properties—Proved Reserves,” for a discussion of our reserve estimation assumptions.

Revenue Recognition

We derive revenue primarily from the sale of the oil and natural gas from our interests in producing wells, hence our revenue recognition policy for these sales is significant.

We recognize revenue from the sale of oil and natural gas when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.

We use the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation.  As of December 31, 2012, 2011, 2010, 2009, and 2008, our natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

In general, settlements for hydrocarbon sales occur around two months after the end of the month in which the oil, natural gas or other hydrocarbon products were produced. We estimate and accrue for the value of these sales using information available to us at the time our financial statements are generated. Differences are reflected in the accounting period that payments are received from the operator.

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

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, we de-designated all derivatives that were previously classified as cash flow hedges and in addition, we have elected not to designate any subsequent derivative contracts as accounting hedges.  As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to gain (loss) on settled derivatives and unrealized gains or losses are recorded to gain (loss) on mark-to-market of derivative instruments on the statements of comprehensive income rather than as a component of accumulated other comprehensive income (loss) or other income (expense).  See Note 15 for a description of the derivative contracts which we executed during 2012 and 2011.

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

New Accounting Pronouncements

Recently Adopted

Fair Value Measurement— In May 2011, the FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04), which provides clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity.  These requirements were effective for interim and annual periods beginning after December 15, 2011.  We implemented the accounting and disclosure guidance effective January 1, 2012, and the implementation did not have a material impact on our financial statements.  For required fair value measurement disclosures, see Note 13

Comprehensive Income— In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which requires the presentation of the components of net income, the components of OCI and total comprehensive income in either a single continuous financial statement of comprehensive income or in two separate, but consecutive financial statements of net income and comprehensive income.  These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income.  These requirements were effective for interim and annual periods beginning after December 15, 2011.  We implemented the financial statement presentation guidance effective January 1, 2012.

Recently Issued

Balance Sheet Offsetting— In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  These disclosure requirements do not affect the presentation of amounts in the balance sheets, and are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual reporting periods.  We do not expect the implementation of this disclosure guidance to have a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

For a description of the accounting standards that we adopted in 2012, see Notes to Financial Statements—Note 2. Significant Accounting Policies.

Various accounting standards and interpretations were issued in 2012 with effective dates subsequent to December 31, 2012.  We have evaluated the recently issued accounting pronouncements that are effective in 2013 and believe that none of them will have a material effect on our financial position, results of operations or cash flows when adopted.

Further, we are monitoring the joint standard-setting efforts of the Financial Accounting Standards Board and the International Accounting Standards Board.  There are a large number of pending accounting standards that are being targeted for completion in 2013 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial instruments, disclosure of loss contingencies and financial statement presentation. Because these pending standards have not yet been finalized, at this time we are not able to determine the potential future impact that these standards will have, if any, on our financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and other factors.  Historically, the markets for oil and natural gas have been volatile, and our management believes these markets will likely continue to be volatile in the future.  The prices we receive for our production depend on numerous factors beyond our control.  Our revenue during 2012 generally would have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices.

We enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil price volatility.  On November 1, 2009, due to the volatility of price differentials in the Williston Basin, we de-designated all derivatives that were previously classified as cash flow hedges and we have elected not to designate any subsequent derivative contracts as accounting hedges.  As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to gain (loss) on settled derivatives and unrealized mark-to-market gains or losses are recorded to unrealized gain (loss) on derivative instruments on the statements of comprehensive income rather than as a component of other comprehensive income (loss) or other income (expense).

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production over a rolling 36 month horizon.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under our Revolving Credit Facility.  As of December 31, 2012, we had entered into derivative agreements covering 3.1 million barrels for 2013 and 2.4 million barrels for 2014.

The following table summarizes the oil derivative contracts that we have entered into for each year as of December 31, 2012:

Contract Type	Volume Hedged (Bbl)	West Texas Intermediate Strike Price ($/Bbl)	Term
Collar	149,515	$90.00/$103.50	Jan 1 - Dec 31, 2013
Collar	139,791	$90.00/$106.50	Jan 1 - Dec 31, 2013
Collar	224,900	$90.00/$110.00	Jan 1 - Dec 31, 2013
Collar	182,269	$95.00/$107.00	Jan 1 - Dec 31, 2013
Collar	480,000	$95.00/$110.70	Jan 1 - Dec 31, 2013
Collar	760,794	$85.00/$98.00	Jan 1 - Dec 31, 2013
Collar	120,000	$90.25/$97.95	Jan 1 - Dec 31, 2013
Collar	96,000	$95.00/$106.90	Jul 1 – Dec 31, 2013
Swap	240,000	$91.10	Jan 1 - Dec 31, 2013
Swap	300,000	$89.50	Jan 1 - Dec 31, 2013
Swap	240,000	$91.65	Jan 1 - Dec 31, 2013
Swap	120,000	$94.50	Jan 1 - Dec 31, 2013
Swap	60,000	$102.30	July 1 - Dec 31, 2013
2013 Total/Average	3,113,269	$90.58

Swap	300,000	$89.50	Jan 1 - June 30, 2014
Swap	240,000	$90.00	Jan 1 - June 30, 2014
Swap	240,000	$91.00	Jan 1 - Dec 31, 2014
Swap	240,000	$91.65	Jan 1 - Dec 31, 2014
Swap	240,000	$90.15	Jan 1 - Dec 31, 2014
Swap	240,000	$100.00	Jan 1 - June 30, 2014
Swap	30,000	$90.58	July 1 - Dec 31, 2014
Swap	120,000	$91.35	Jan 1 - Dec 31, 2014
Swap	120,000	$90.00	July 1 - Dec 31, 2014
Swap	120,000	$90.00	Jan 1 - Dec 31, 2014
Swap	120,000	$90.00	July 1 - Dec 31, 2014
Swap	120,000	$93.50	July 1 - Dec 31, 2014
Collar	240,000	$90.00/$99.05	Jan 1 - Dec 31, 2014
2014 Total/Average	2,370,000	$91.49

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement.  During the year ended December 31, 2012, we had $104.3 million in average outstanding borrowings under our Revolving Credit Facility at a weighted average rate of 2.25%.  We have the option to designate the reference rate of interest for each specific borrowing under the Revolving Credit Facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate (“LIBOR”) will bear interest at a rate equal to LIBOR plus a spread ranging from 1.75% to 2.75% depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 0.75% to 1.75%, depending on the percentage of borrowing base that is currently advanced.  We have the option to designate either pricing mechanism.  Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

Our Revolving Credit Facility allows us to fix the interest rate of borrowings under it for all or a portion of the principal balance for a period up to three months; however our borrowings are generally withdrawn with interest rates fixed for one month.  Thereafter, to the extent we do not repay the principle, our borrowings are rolled over and the interest rate is reset based on the current LIBOR or prime rate as applicable. As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt at December 31, 2012 would cost us approximately $1.2 million in additional annual interest expense.

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

As of December 31, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2012.

No change in our company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Northern Oil and Gas, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our Company’s internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Northern Oil and Gas, Inc.

We have audited the internal control over financial reporting of Northern Oil and Gas, Inc. (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.   Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 1, 2013

Item 9B. Other Information

None.

PART III

Certain information required by this Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2013 (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012.  Except for those portions specifically incorporated into this Annual report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

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

We have adopted a Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer and persons performing similar functions.  A copy is available on our website at www.northernoil.com.  We intend to post on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics pursuant to the rules of the SEC and NYSE MKT.

Item 11. Executive Compensation

The information appearing under the headings “Executive Compensation” and “Compensation Committee Report,” and the information regarding compensation committee interlocks and insider participation under the heading “Corporate Governance,” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2006 Incentive Stock Option Plan	251,963	$5.18	–
2009 Amended and Restated Equity Incentive Plan	–	–	877,289
Equity compensation plans not approved by security holders	–	–	–
Total	251,963	$5.18	877,289

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

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of Northern Oil and Gas, Inc. dated June 28, 2010	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Filed herewith
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2012
10.1*	Amended and Restated Employment Agreement by and between Northern Oil and Gas, Inc. and Michael L. Reger, dated January 30, 2009	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009 (File No. 001-33999)
10.2*	Amendment No. 1 to Amended and Restated Employment Agreement by and between Northern Oil and Gas, Inc. and Michael L. Reger, dated January 14, 2011	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 4, 2011 (File No. 001-33999)
10.3*	Amended and Restated Employment Agreement by and between Northern Oil and Gas, Inc. and Ryan R. Gilbertson, dated January 30, 2009	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009 (File No.. 001-33999)
10.4*	Amendment No. 1 to Amended and Restated Employment Agreement by and between Northern Oil and Gas, Inc. and Ryan R. Gilbertson, dated March 25, 2010	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2010 (File No. 001-33999)
10.5*	Amendment No. 2 to Amended and Restated Employment Agreement by and between Northern Oil and Gas, Inc. and Ryan R. Gilbertson, dated January 14, 2011	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 4, 2011 (File No. 001-33999)
10.6*	Separation Agreement and Release, dated October 1, 2012, between Northern Oil and Gas, Inc. and Ryan R. Gilbertson	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012
10.7*	Consulting Agreement, dated October 1, 2012, between Northern Oil and Gas, Inc. and Ryan R. Gilbertson	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012
10.8*	Employment Agreement by and between Northern Oil and Gas, Inc. and James R. Sankovitz, dated March 25, 2010	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2010
10.9*	Employment Agreement by and between Northern Oil and Gas, Inc. and Thomas W. Stoelk, dated November 8, 2011	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2011
10.10*	Employment Agreement by and between Northern Oil and Gas, Inc. and Brandon Elliott, dated January 1, 2013	Filed herewith
10.11*	Employment Agreement by and between Northern Oil and Gas, Inc. and Erik J. Romslo, dated October 10, 2011	Filed herewith
10.12*	Form of Promissory Note issued to Michael L. Reger and Ryan R. Gilbertson	Incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 8, 2010
10.13*	Northern Oil and Gas, Inc. Amended and Restated 2009 Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders filed with the SEC on May 2, 2011 (File No. 001-33999)
10.14*	Northern Oil and Gas, Inc. Amended and Restated 2009 Equity Incentive Plan Amendment No.1	Filed herewith
10.15*	Form of Restricted Stock Agreement under the Northern Oil and Gas, Inc. 2009 Equity Incentive Plan (for grants prior to June 8, 2011)	Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 8, 2010
10.16*	Form of Restricted Stock Agreement under the Northern Oil and Gas, Inc. Amended and Restated 2009 Equity Incentive Plan (for “single trigger” grants after June 8, 2011)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 10-K filed with the SEC on February 29, 2012
10.17*	Form of Restricted Stock Agreement under the Northern Oil and Gas, Inc. Amended and Restated 2009 Equity Incentive Plan (for “double trigger” grants after December 20, 2012)	Filed herewith
10.18
Third Amended and Restated Credit Agreement, dated as of February 28, 2012, among Northern Oil and Gas, Inc., as Borrower, Royal Bank of Canada, as Administrative Agent, SunTrust Bank, as Syndication Agent, Bank of Montreal, KeyBank, N.A. and U.S. Bank N.A., as Co-Documentation Agents, and the Lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2012
10.19	First Amendment to Third Amended and Restated Credit Agreement, dated June 29, 2012, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2012
10.20	Second Amendment to Third Amended and Restated Credit Agreement, dated September 28, 2012, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2012
12	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm Mantyla McReynolds LLC	Filed herewith
23.3	Consent of Ryder Scott Company, LP	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Report of Ryder Scott Company, LP.	Filed herewith
101.INS	XBRL Instance Document(1)	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed Electronically
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

NORTHERN OIL AND GAS, INC.

Date:	March 1, 2013	By:	/s/ Michael L. Reger
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Michael L. Reger	Chief Executive Officer, Chairman and Director	March 1, 2013
Michael L. Reger

/s/ Thomas W. Stoelk	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer	March 1, 2013
Thomas W. Stoelk

/s/ Loren J. O’Toole	Director	March 1, 2013
Loren J. O’Toole

/s/ Richard Weber	Director	March 1, 2013
Richard Weber

/s/ Jack King	Director	March 1, 2013
Jack King

/s/ Robert Grabb	Director	March 1, 2013
Robert Grabb

/s/ Lisa Bromiley	Director	March 1, 2013
Lisa Bromiley

/s/ Delos Cy Jamison	Director	March 1, 2013
Delos Cy Jamison

NORTHERN OIL AND GAS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Northern Oil and Gas, Inc.:

We have audited the accompanying balance sheets of Northern Oil and Gas, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2012 and 2011 financial statements referred to above present fairly, in all material respects, the financial position of Northern Oil and Gas, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Northern Oil and Gas, Inc.:

We have audited the accompanying statements of income, stockholders’ equity, and cash flows of Northern Oil and Gas, Inc. (the Company) for the year ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds LLC

Mantyla McReynolds LLC
Salt Lake City, Utah
March 4, 2011

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS

	December 31,
	2012	2011
CURRENT ASSETS
Cash and Cash Equivalents	$13,387,998	$6,279,587
Trade Receivables	70,219,669	51,418,830
Advances to Operators	3,109,591	17,530,474
Prepaid Expenses	592,001	486,421
Other Current Assets	1,115,088	317,460
Derivative Instruments	4,095,197	-
Deferred Tax Asset	1,695,000	4,472,000
Total Current Assets	94,214,544	80,504,772

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	1,159,191,601	566,195,321
Unproved	82,926,384	137,784,903
Other Property and Equipment	3,158,224	2,988,641
Total Property and Equipment	1,245,276,209	706,968,865
Less - Accumulated Depreciation and Depletion	162,031,493	63,265,919
Total Property and Equipment, Net	1,083,244,716	643,702,946

DERIVATIVE INSTRUMENTS	1,763,008	-

DEBT ISSUANCE COSTS	11,713,030	1,386,201

TOTAL ASSETS	$1,190,935,298	$725,593,919

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$95,822,162	$110,133,286
Accrued Expenses	2,454,085	65,443
Accrued Interest	2,180,416	98,798
Derivative Instruments	-	9,363,068
Total Current Liabilities	100,456,663	119,660,595

LONG-TERM LIABILITIES
Revolving Credit Facility	124,000,000	69,900,000
8% Senior Notes Due 2020	300,000,000	-
Derivative Instruments	2,547,745	2,574,903
Other Noncurrent Liabilities	1,570,630	959,366
Deferred Tax Liability	76,175,000	35,929,000
Total Long-Term Liabilities	504,293,375	109,363,269

TOTAL LIABILITIES	604,750,038	229,023,864

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	-	-
Common Stock, Par Value $.001; 95,000,000 Authorized (12/31/2012 – 63,532,622
Shares Outstanding and 12/31/2011 – 63,330,421 Shares Outstanding)	63,532	63,330
Additional Paid-In Capital	465,466,420	448,198,350
Retained Earnings	120,655,308	48,370,684
Accumulated Other Comprehensive Loss	-	(62,309)
Total Stockholders' Equity	586,185,260	496,570,055

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,190,935,298	$725,593,919

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	Year Ended December 31,

	2012	2011	2010
REVENUES
Oil and Gas Sales	$296,637,857	$159,439,508	$59,488,284
Loss on Settled Derivatives	(391,420)	(13,407,878)	(469,607)
Unrealized Gain (Loss) on Derivative Instruments	15,147,122	3,072,229	(14,545,477)
Other Revenue	179,331	285,234	85,900
Total Revenues	311,572,890	149,389,093	44,559,100

OPERATING EXPENSES
Production Expenses	32,382,310	13,043,633	3,288,482
Production Taxes	28,485,594	14,300,720	5,477,975
General and Administrative Expense	22,645,315	13,624,892	7,204,442
Depletion of Oil and Gas Properties	98,427,159	40,815,426	16,884,563
Depreciation and Amortization	409,888	298,137	176,595
Accretion of Discount on Asset Retirement Obligations	86,193	56,055	21,755
Total Expenses	182,436,459	82,138,863	33,053,812

INCOME FROM OPERATIONS	129,136,431	67,250,230	11,505,288

OTHER INCOME (EXPENSE)
Other Income	23,611	-	-
Interest Expense	(13,874,909)	(585,982)	(583,376)
Interest Income	1,263	567,452	472,912
Gain (Loss) on Available for Sale Securities	-	215,092	(58,524)
Total Other Income (Expense)	(13,850,035)	196,562	(168,988)

INCOME BEFORE INCOME TAXES	115,286,396	67,446,792	11,336,300

INCOME TAX PROVISION	43,001,772	26,835,300	4,419,000

NET INCOME	$72,284,624	$40,611,492	$6,917,300

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Gains on Marketable Securities (Net of Tax of $109,000 and $349,000 for the years ended December 31, 2011 and 2010, respectively)	-	173,846	553,135
Reclassification of Derivative Instruments Included in Income (Net of Tax of $39,000, $448,000 and $446,000 for the years ended December 31, 2012, 2011and 2010, respectively)	62,309	709,776	711,554
Total Other Comprehensive Income	62,309	883,622	1,264,689

COMPREHENSIVE INCOME	$72,346,933	$41,495,114	$8,181,989

Net Income Per Common Share - Basic	$1.16	$0.66	$0.14
Net Income Per Common Share - Diluted	$1.15	$0.65	$0.14
Weighted Average Shares Outstanding – Basic	62,485,836	61,789,289	50,387,203
Weighted Average Shares Outstanding - Diluted	62,869,079	62,195,340	50,778,245

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$72,284,624	$40,611,492	$6,917,300
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depletion of Oil and Gas Properties	98,427,159	40,815,426	16,884,563
Depreciation and Amortization	409,888	298,137	176,595
Amortization of Debt Issuance Costs	1,527,194	430,760	455,302
Accretion of Discount on Asset Retirement Obligations	86,193	56,055	21,755
Deferred Income Taxes	42,984,000	26,833,000	4,419,000
Net (Gain) Loss on Sale of Available for Sale Securities	-	(215,092)	58,524
Unrealized (Gain) Loss on Derivative Instruments	(15,147,122)	(3,072,229)	14,545,477
Gain on Sale of Other Property and Equipment	(23,611)	-	-
Amortization of Deferred Rent	(33,230)	(19,795)	(18,573)
Share - Based Compensation Expense	12,381,757	6,164,324	3,566,133
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(18,800,839)	(29,385,183)	(15,008,636)
Increase in Prepaid Expenses	(105,580)	(140,726)	(202,089)
Decrease (Increase) in Other Current Assets	110,372	158,507	(274,653)
(Decrease) Increase in Accounts Payable	(63,025)	2,486,667	42,080,670
Increase (Decrease) in Accrued Interest	2,081,618	98,798	(50,630)
Increase (Decrease) in Accrued Expenses	2,407,216	29,385	(263,518)
Net Cash Provided by Operating Activities	198,526,614	85,149,526	73,307,220

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Gas Properties and Development Capital Expenditures	(531,954,977)	(341,363,955)	(180,400,555)
Advances to Operators	-	(4,304,824)	(11,771,616)
Proceeds from Sale of Oil and Gas Properties	-	5,027,162	297,877
Proceeds from Sale of Available for Sale Securities	-	58,606,328	34,699,651
Proceeds from Sale of Other Property and Equipment	39,000	-	-
Purchase of Available for Sale Securities	-	(18,381,690)	(48,679,264)
Purchases of Other Property and Equipment	(256,445)	(450,822)	(2,039,543)
Net Cash Used for Investing Activities	(532,172,422)	(300,867,801)	(207,893,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	475,600,000	79,900,000	5,300,000
Repayments on Revolving Credit Facility	(421,500,000)	(10,000,000)	(5,300,000)
Issuances of 8% Senior Notes Due 2020	300,000,000	-	-
Payments on Line of Credit	-	-	(834,492)
Decrease in Subordinated Notes, net	-	-	(500,000)
Debt Issuance Costs Paid	(11,854,023)	(449,837)	(395,355)
Repurchase of Common Stock	(1,546,148)	(1,081,132)	-
Proceeds from Exercise of Warrants	-	1,500,000	-
Proceeds from the Issuance of Common Stock - Net of Issuance Costs	-	-	282,193,406
Proceeds from Exercise of Stock Options	54,390	18,130	-
Net Cash Provided by Financing Activities	340,754,219	69,887,161	280,463,559
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,108,411	(145,831,114)	145,877,329

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6,279,587	152,110,701	6,233,372

CASH AND CASH EQUIVALENTS – END OF PERIOD	$13,387,998	$6,279,587	$152,110,701

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$15,579,140	$286,710	$169,232
Cash Paid During the Period for Income Taxes	$8,772	$-	$-

Non-Cash Financing and Investing Activities:
Purchase of Oil and Gas Properties through Issuance of Common Stock	$-	$-	$12,679,422
Payment of Compensation through Issuance of Common Stock	$18,760,030	$19,278,461	$8,733,215
Capitalized Asset Retirement Obligations	$539,727	$401,241	$232,258
Non-Cash Compensation Capitalized in Oil and Gas Properties	$6,378,273	$13,114,137	$5,167,082

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Retained	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance - December 31, 2009	43,911,044	$43,912	$124,884,266	$(2,210,620)	$841,892	$123,559,450

Issuance of Common Stock	18,218,380	18,217	299,841,519	-	-	299,859,736

Share Based Compensation	-	-	4,439,101	-	-	4,439,101

Net Change in Cash Flow Hedge Derivatives	-	-	-	711,554	-	711,554

Net Change in Unrealized Gain(Loss) on Short-term Investments	-	-	-	553,135	-	553,135

Cost of Capital Raises	-	-	(692,794)	-	-	(692,794)

Income Tax Provision for Share Based Compensation	-	-	12,000	-	-	12,000

Net Income	-	-	-	-	6,917,300	6,917,300

Balance - December 31, 2010	62,129,424	$62,129	$428,484,092	$(945,931)	$7,759,192	$435,359,482

Net Issuance of Common Stock	1,200,997	1,201	4,770,710	-	-	4,771,911

Share Based Compensation	-	-	14,943,548	-	-	14,943,548

Net Change in Cash Flow Hedge Derivatives	-	-	-	709,776	-	709,776

Net Change in Unrealized Gain(Loss) on Short-term Investments	-	-	-	173,846	-	173,846

Net Income	-	-	-	-	40,611,492	40,611,492

Balance - December 31, 2011	63,330,421	$63,330	$448,198,350	$(62,309)	$48,370,684	$496,570,055

Net Issuance of Common Stock	202,201	202	(1,491,960)	-	-	(1,491,758)

Share Based Compensation	-	-	18,760,030	-	-	18,760,030

Net Change in Cash Flow Hedge Derivatives	-	-	-	62,309	-	62,309

Net Income	-	-	-	-	72,284,624	72,284,624

Balance - December 31, 2012	63,532,622	$63,532	$465,466,420	$-	$120,655,308	$586,185,260

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of December 31, 2012, approximately 50% of Northern’s 179,131 total net acres were developed.  As of December 31, 2011, approximately 31% of Northern’s 168,843 total net acres were developed.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In connection with preparing the financial statements for the year ended December 31, 2012, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the financial statements.

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

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting. The Company regularly reviews all aged accounts receivable for collectability and establishes an allowance as necessary for individual customer balances.  No allowance for doubtful accounts was recorded for the years ended December 31, 2012 and 2011.

Advances to Operators

The Company participates in the drilling of crude oil and natural gas wells with other working interest partners.  Due to the capital intensive nature of crude oil and natural gas drilling activities, the working interest partner responsible for conducting the drilling operations may request advance payments from other working interest partners for their share of the costs.  The Company expects such advances to be applied by working interest partners against joint interest billings for its share of drilling operations within 90 days from when the advance is paid.

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to fifteen years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  Northern has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.  Depreciation expense was $409,888, $298,137, and $176,595 for the years ended December 31, 2012, 2011, and 2010, respectively.

Full Cost Method

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
Capitalized Certain Payroll and Other Internal Costs	$8,477,678	$16,952,995	$6,559,741
Capitalized Interest Costs	5,929,473	405,984	59,711
Total	$14,407,151	$17,358,979	$6,619,452

As of December 31, 2012, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the years ended December 31, 2012, 2011, and 2010, the Company sold acreage and interests in producing properties for $908,000, $5.0 million and $298,000, respectively.  The proceeds for these sales were applied to reduce the capitalized costs of crude oil and natural gas properties.

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the years ended December 31, 2012, 2011, and 2010, the Company transferred into the full cost pool costs related to expired leases of $7.1 million, $9.0 million, and $1.6 million, respectively.

Capitalized costs of crude oil and natural gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved crude oil and natural gas reserves plus the cost of unproved properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the 12-month average price of crude oil and natural gas to estimated future production of proved crude oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.  As of December 31, 2012, the Company has not realized any impairment of its properties.

Asset Retirement Obligations

Asset retirement obligation is included in other noncurrent liabilities and relates to future costs associated with the plugging and abandonment of crude oil and natural gas wells, removal of equipment and facilities from leased acreage and returning the land to its original condition.  Estimates are based on estimated remaining lives of those wells based on reserve estimates, external estimates to plug and abandon the wells in the future, inflation, credit adjusted discount rates and federal and state regulatory requirements.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

Debt Issuance Costs

At December 31, 2012, the Company has capitalized debt issuance costs of $5.8 million in connection with the revolving credit facility and $8.8 million in connection with the senior unsecured notes (see Note 5).  These debt issuance costs are being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.

The amortization of debt issuance costs for the years ended December 31, 2012, 2011 and 2010 was $1,527,194, $430,760 and $455,302, respectively.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  Northern uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proved reserves were not adequate to cover any imbalance situation.  As of December 31, 2012, 2011 and 2010, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

Concentrations of Market and Credit Risk

The future results of the Company’s crude oil and natural gas operations will be affected by the market prices of crude oil and natural gas.  The availability of a ready market for crude oil and natural gas products in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of crude oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of crude oil, natural gas and liquid products, the regulatory environment, the economic environment, and other regional and political events, none of which can be predicted with certainty.

The Company operates in the exploration, development and production sector of the crude oil and natural gas industry.  The Company’s receivables include amounts due from purchasers of its crude oil and natural gas production.  While certain of these customers are affected by periodic downturns in the economy in general or in their specific segment of the crude oil or natural gas industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been and will continue to be immaterial to the Company’s results of operations over the long-term.  Trade receivables are generally not collateralized.

The Company manages and controls market and counterparty credit risk. In the normal course of business, collateral is not required for financial instruments with credit risk. Financial instruments which potentially subject the Company to credit risk consist principally of temporary cash balances and derivative financial instruments. The Company maintains cash and cash equivalents in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has not experienced any significant losses from such investments. The Company attempts to limit the amount of credit exposure to any one financial institution or company. The Company believes the credit quality of its customers is generally high. In the normal course of business, letters of credit or parent guarantees may be required for counterparties which management perceives to have a higher credit risk.

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

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  No valuation allowance has been recorded as of December 31, 2012 and 2011.

Net Income Per Common Share

Basic earnings per share (“EPS”) are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator).  Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period.  Potential common shares include stock options and warrants and restricted stock.  The number of potential common shares outstanding relating to stock options and warrants and restricted stock is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted average common shares outstanding – basic	62,485,836	61,789,289	50,387,203
Plus: Potentially dilutive common shares
Stock options, warrants, and restricted stock	383,243	406,051	391,042
Weighted average common shares outstanding – diluted	62,869,079	62,195,340	50,778,245
Restricted stock excluded from EPS due to the anti-dilutive effect	18,348	29,876	-

As of December 31, 2012, 2011 and 2010, potentially dilutive shares from stock options were 251,963, 262,463 and 265,293, respectively.  These options are all exercisable at December 31, 2012, 2011 and 2010, at an exercise price of $5.18.

The Company also has potentially dilutive shares from restricted stock grants outstanding of 777,437, 1,216,992 and 1,135,622, at December 31, 2012, 2011, and 2010, respectively.

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

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, the Company de-designated all derivatives that were previously classified as cash flow hedges and in addition, the Company has elected not to designate any subsequent derivative contracts as accounting hedges.  As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to gain (loss) on settled derivatives and unrealized mark-to-market gains or losses are recorded to unrealized gain (loss) on derivative instruments on the statements of income and comprehensive income  rather than as a component of accumulated other comprehensive income (loss) or other income (expense).  See Note 15 for a description of the derivative contracts which the Company has entered into.

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

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Crude oil and natural gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment identified at December 31, 2012, 2011, and 2010.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Recently Adopted

Fair Value Measurement — In May 2011, the FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04), which provides clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity.  These requirements were effective for interim and annual periods beginning after December 15, 2011.  The Company implemented the accounting and disclosure guidance effective January 1, 2012, and the implementation did not have a material impact on its financial statements.  For required fair value measurement disclosures, see Note 13.

Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which requires the presentation of the components of net income, the components of OCI and total comprehensive income in either a single continuous financial statement of comprehensive income or in two separate, but consecutive financial statements of net income and comprehensive income.  These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income.  These requirements were effective for interim and annual periods beginning after December 15, 2011.  The Company implemented the financial statement presentation guidance effective January 1, 2012.

Recently Issued

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  These disclosure requirements do not affect the presentation of amounts in the balance sheets, and are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual reporting periods.  The Company does not expect the implementation of this disclosure guidance to have a material impact on its financial statements.

NOTE 3     SHORT-TERM INVESTMENTS

All United States Treasuries that were included in short-term investments were considered available-for-sale and were carried at fair value.  The short-term investments were considered current assets due to their maturity term or the company’s ability and intent to use them to fund current operations.  The unrealized gains and losses related to these securities were included in accumulated other comprehensive income (loss).  The realized gains and losses related to these securities are included in other income in the statements of comprehensive income.

The Company held no short-term investments at December 31, 2012 and 2011.

For the year ended December 31, 2011, the Company realized gains of $215,092 on the sale of short-term investments.  For the year ended December 31, 2010, the Company realized losses of $58,524 on the sale of short-term investments.

NOTE 4     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of income and comprehensive income from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  In the past, acquisitions have been funded with internal cash flow, bank borrowings and the issuance of equity securities.  Purchases of properties and development capital expenditures that were in accounts payable and not yet paid in cash at December 31, 2012 and 2011 were approximately $92 million and $106 million, respectively.

Certain acquisitions in 2010 were purchased using the services of, or purchased from, parties considered to be related to the Company or the Company’s Chief Executive Officer, Michael L. Reger (see Note 7).  Subsequent to 2010, no acquisition transactions have been purchased using the services of, or purchased from, parties considered to be related to the Company or the Company’s Chief Executive Officer.  All transactions involving related parties were approved by the Company’s board of directors or audit committee.

2012 Acquisitions

During 2012, the Company acquired approximately 17,590 net acres, for an average cost of approximately $1,788 per net acre, in its key prospect areas in the form of effective leases, and earned an additional 6,450 net acres through farm-in arrangements.

2011 Acquisitions

During 2011, the Company acquired approximately 43,239 net acres, for an average cost of approximately $1,832 per net acre, in its key prospect areas in the form of effective leases.

2010 Acquisitions

During 2010, the Company acquired approximately 56,858 net acres, for an average cost of approximately $1,043 per net acre, in its key prospect areas in the form of effective leases.

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

Divestitures

In April 2011, the Company sold its interest in the Anvil project for $5.0 million.  As of the date of sale, the Company’s cost basis in the Anvil project was $1.8 million.  The Company sold its interest in the project along with Slawson, who also desired to sell its entire interest in the project.  Slawson had drilled and completed one well in the project area prior to the divestiture – the Mayhem #1-19H well – and the Company retained its interest in that wellbore in connection with the divestiture. The proceeds from the sale were applied to reduce the capitalized costs of crude oil and natural gas properties.  In the fourth quarter of 2012, the Company sold its interest in certain North Dakota and Montana properties covering 835 net acres for $0.9 million in consideration.

From time-to-time the Company may also trade leasehold interests with operators to balance working interests in spacing units to facilitate and encourage a more expedited development of the Company’s acreage.

Unproved Properties

Unproved properties not being amortized comprise approximately 63,000 net acres and 117,000 net acres of undeveloped leasehold interests at December 31, 2012 and 2011, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year. Costs are reflected in the full cost pool as the properties are proved or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.   The following is a summary of capitalized costs excluded from depletion at December 31, 2012 by year incurred.

	Year Ended December 31,
	2012	2011	2010	Prior Years
Property Acquisition	18,629,120	$33,133,410	$16,868,094	$14,103,615
Development	193,017	-	-	-
Total	18,822,137	$33,133,410	$16,868,094	$14,103,615

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

As of December 31, 2012, the Company was participating in three defined drilling projects with Slawson, with participation interests ranging between 4.5% and 50%, covering an aggregate of approximately 19,467 net acres of leasehold interests held by the Company.  The areas cover the Windsor project area (4.5% participation interest), which includes approximately 2,063 net acres held by the Company, primarily located in Mountrail and surrounding counties of North Dakota.  The South West Big Sky project (20% participation interest) includes approximately 5,449 total net acres held by the Company in Richland County, Montana.  The Lambert project (50% participation interest) includes approximately 11,955 net acres held by the Company in Richland County, Montana.

NOTE 5     REVOLVING CREDIT FACILITY AND LONG TERM DEBT

Revolving Credit Facility

As of December 31, 2011, the Company maintained a $500 million revolving credit facility that was secured by substantially all of its assets with a maturity of May 26, 2014.  The Company had $69.9 million of borrowings under that revolving credit facility at December 31, 2011.  At December 31, 2011, the Company had a borrowing base of $150 million, subject to a $120 million aggregate maximum credit amount that provided $50.1 million of additional borrowing capacity under that facility.

In February 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced its previous revolving credit facility with a syndicated facility.  The Revolving Credit Facility, which is secured by substantially all of the Company’s assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At December 31, 2012, the facility amount was $750 million, the borrowing base was $350 million and there was a $124 million outstanding balance, leaving $226 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, the Company is limited to $500 million of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The $300 million in Notes described below is “permitted additional indebtedness” as defined in the Revolving Credit Facility.

The Revolving Credit Facility matures on January 1, 2017 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.75% to 1.75% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.75% to 2.75%.  The applicable spread is dependent upon amount of borrowings relative to the borrowing base.  The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At December 31, 2012, the commitment fee was 0.375% and the interest rate margin was 2.0% on LIBOR loans and 1.0% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of its business or operations, merge, consolidate, or make investments. In addition, the Company is required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.0 to 1.0, maintain a ratio of EBITDAX to interest expense (as defined in the credit agreement) of not less that 3.0 to 1.0 and a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0.  The Company was in compliance with its covenants under the Revolving Credit Facility at December 31, 2012.

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

On May 18, 2012, in connection with the issuance of the Notes, the Company entered into an Indenture (the “Indenture”), by and among the Company and Wilmington Trust, National Association, as trustee (the “Trustee”).

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

The Indenture contains customary events of default, including:

•	default in any payment of interest on any Note when due, continued for 30 days;

•	default in the payment of principal of or premium, if any, on any Note when due;

•	failure by the Company to comply with its other obligations under the Indenture, in certain cases subject to notice and grace periods;

•	payment defaults and accelerations with respect to other indebtedness of the Company and certain of its subsidiaries, if any, in the aggregate principal amount of $25 million or more;

•
certain events of bankruptcy, insolvency or reorganization of the Company or a significant subsidiary or group of restricted subsidiaries that, taken together, would constitute a significant subsidiary;

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

Common Stock

The following is a schedule of changes in the number of shares of common stock since the beginning of 2010:

	Year Ended December 31,
	2012	2011	2010
Beginning Balance	63,330,421	62,129,424	43,911,044
Public Offerings	-	-	16,042,500
Stock Based Compensation	53,140	161,628	213,075
Stock Options Exercised	10,500	3,500	22,314
Restricted Stock Grants (Note 8)	837,239	786,263	1,058,000
Warrants Exercised	-	300,000	-
Issued for Acreage Purchases/Acquisitions	-	-	882,491
Other Surrenders	(698,678)	(50,394)	-
Ending Balance	63,532,622	63,330,421	62,129,424

2012 Activity

In 2012, a director of the Company exercised an aggregate of 10,500 stock options granted in 2007.

In 2012, the Company issued 53,140 shares of common stock in aggregate to executives and employees of the Company as compensation for their services.  The shares were fully vested on the date of the grant.  The fair value of the stock issued was approximately $1.3 million.  The value of the stock was between $19.34 and $24.89 per share, the market value of the shares of common stock on the date the stock was issued.  The Company expensed approximately $0.5 million in share-based compensation related to these fully vested shares in the year ended December 31, 2012.  The remainder of fair value was capitalized into the full cost pool.

In 2012, 70,128 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $1.5 million, which was based on the market price on the date the shares were surrendered.

In 2012, 628,550 shares of common stock were surrendered by certain employees who terminated employment with the Company in connection with their restricted stock awards.

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

In 2011, 50,394 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $1.1 million, which was based on the market price on the date the shares were surrendered.

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

NOTE 7     RELATED PARTY TRANSACTIONS

Carter Stewart, a former director of the Company (until August 2011), owned a 25% interest in Gallatin Resources, LLC (“Gallatin”).  Legal counsel for Gallatin informed the Company that Mr. Stewart did not have the power to control Gallatin because each member of Gallatin has the right to vote on matters in proportion to their respective membership interest in the company and company matters are determined by a vote of the holders of a majority of membership interests.  Further, Mr. Stewart was neither an officer nor a director of Gallatin.  As such, Mr. Stewart did not have the ability to individually control company decisions for Gallatin.  In 2010, the Company paid Gallatin a total of $15,822 related to previously acquired leasehold interests.  In 2011, the Company paid Gallatin a total of approximately $6,500 related to previously acquired leasehold interests.  In 2012, the Company paid Gallatin a total of approximately $500 related to previously acquired leasehold interests.

The Company had a securities account with Morgan Stanley Smith Barney that was managed by Kathleen Gilbertson, a financial advisor with that firm who is the sister of the Company’s former president and director, Ryan Gilbertson.  The Company closed this account in August 2011.

All transactions involving related parties were approved by the Company’s board of directors or Audit Committee.

NOTE 8     STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

On April 26, 2011, the board of directors approved an amendment and restatement of the Northern Oil and Gas, Inc. 2009 Equity Incentive Plan (the “Plan”), which was approved at the annual meeting of shareholders.  An additional 1,000,000 shares were authorized for grant under the Plan, resulting in an aggregate of 4,000,000 shares authorized for past and future grants under the Plan.  The Plan is intended to provide a means whereby the Company may be able, by granting equity awards, to attract, retain and motivate capable and loyal employees, non-employee directors, consultants and advisors of the Company, for the benefit of the Company and its shareholders.

Restricted Stock Awards

During the years ended December 31, 2012, 2011 and 2010, the Company issued 837,239, 786,263 and 1,058,000, respectively, restricted shares of common stock as compensation to officers, employees, and directors of the Company.  The restricted shares vest over various terms with all restricted shares vesting no later than June 1, 2016.  As of December 31, 2012, there was approximately $6.8 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock.

The following table reflects the outstanding restricted stock awards and activity related thereto for the years ended December 31, 2012, 2011 and 2010:

	Year Ended		Year Ended		Year Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	Average	Of	Average	Of	Average
	Shares	Price	Shares	Price	Shares	Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of the Year	1,216,992	$19.87	1,135,622	$13.28	325,330	$9.01
Shares Granted	837,239	19.91	786,263	27.11	1,058,000	14.08
Shares Forfeited	(628,550)	19.08	-	-	-	-
Lapse of Restrictions	(648,244)	21.83	(704,893)	17.32	(247,708)	11.11
Restricted Shares Outstanding at the End of the Year	777,437	$18.93	1,216,992	$19.87	1,135,622	$13.28

Stock Option Awards

On November 1, 2007, the board of directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Incentive Stock Option Plan.  The Company granted options to purchase 500,000 shares of the Company’s common stock to members of the board and options to purchase 60,000 shares of the Company’s common stock to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  As of December 31, 2012, options to purchase a total of 251,963 shares of the Company’s common stock remain outstanding but unexercised.  The board of directors determined that no future grants will be made pursuant to the 2006 Incentive Stock Option Plan.  All future stock compensation will be issued under the 2009 Equity Incentive Plan.

The Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  The Company used the simplified method to determine the expected term of the options due to the lack of sufficient historical data.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options is recognized as compensation over the vesting period.  There have been no stock options granted in 2012, 2011, 2010, and 2009 under the 2006 Incentive Stock Option Plan or the 2009 Equity Incentive Plan.  All exercises of options during 2012, 2011 and 2010 related to 2007 grants.

Changes in stock options for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
2012:

Beginning Balance	262,463	$-	-	-
Granted	-	-	-	-
Exercised	10,500	5.18	-	-
Forfeited	-	-	-	-
Outstanding at December 31	251,963	5.18	4.8	2,933,000
Exercisable	251,963	5.18	4.8	2,933,000
Ending Vested	251,963	5.18	4.8	2,933,000
Weighted Average Fair Value of Options Granted During Year		$-

2011:

Beginning Balance	265,963	$-	-	-
Granted	-	-	-	-
Exercised	3,500	5.18	-	-
Forfeited	-	-	-	-
Outstanding at December 31	262,463	5.18	5.8	4,934,000
Exercisable	262,463	5.18	5.8	4,934,000
Ending Vested	262,463	5.18	5.8	4,934,000
Weighted Average Fair Value of Options Granted During Year		$-

2010:

Beginning Balance	300,000	$-	-	-
Granted	-	-	-	-
Exercised	22,314	5.18	-	-
Forfeited	11,723	5.18	-	-
Outstanding at December 31	265,963	5.18	6.8	5,859,000
Exercisable	265,963	5.18	6.8	5,859,000
Ending Vested	265,963	5.18	6.8	5,859,000
Weighted Average Fair Value of Options Granted During Year		$-

Currently Outstanding Options

●	No options expired during the years ended December 31, 2012, 2011, and 2010.

●
The Company recorded no compensation expense related to these options for the years ended December 31, 2012, 2011, and 2010.  All of the compensation expense was reported in 2008 when the options vested.  There is no further compensation expense that will be recognized in future years, relating to all options that have been granted as of December 31, 2012, because the Company recognized the entire fair value of such compensation upon vesting of the options.

●	There were no unvested options at December 31, 2012, 2011, and 2010.

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

NOTE 9     COMMITMENTS & CONTINGENCIES

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

The Company is party to a quiet title action in North Dakota that relates to its interest in certain crude oil and natural gas leases.  In the event the action results in a final judgment that is adverse to the Company, the Company would be required to reverse approximately $1.3 million in revenue (net of accrued taxes) that has been accrued since the second quarter of 2008 based on the Company’s purported interest in the crude oil and natural gas leases at issue, $0.2 million of which relates to the year ended December 31, 2012.  The Company fully maintains the validity of its interest in the crude oil and natural gas leases, and is vigorously defending such interest.

NOTE 10     ASSET RETIREMENT OBLIGATION

The Company has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities.  Initially, the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.  The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.  No settlements of asset retirement obligations have occurred during the periods presented.

The following table summarizes the company’s asset retirement obligation transactions recorded during the year ended December 31, 2012 and 2011.

	Year Ended December 31
	2012	2011
Beginning Asset Retirement Obligation	$916,622	$459,326
Liabilities Incurred for New Wells Placed in Production	539,727	401,241
Accretion of Discount on Asset Retirement Obligations	86,193	56,055
Ending Asset Retirement Obligation	$1,542,542	$916,622

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

The income tax provision for the year ended December 31, 2012, 2011, and 2010 consists of the following:

	2012	2011	2010
Current Income Taxes	$17,772	$2,300	$-
Deferred Income Taxes
Federal	39,850,000	22,982,000	3,625,000
State	3,134,000	3,851,000	794,000
Total Expense	$43,001,772	$26,835,300	$4,419,000

The following is a reconciliation of the reported amount of income tax expense for the years ended December 31, 2012, 2011, and 2010 to the amount of income tax expenses that would result from applying the statutory rate to pretax income.

Reconciliation of reported amount of income tax expense:

	2012	2011	2010
Income Before Taxes and NOL	$115,286,396	$67,446,792	$11,336,300
Federal Statutory Rate	X 35%	X 35%	X 34%
Taxes Computed at Federal Statutory Rates	40,350,000	23,606,000	3,854,000
State Taxes, Net of Federal Taxes	2,086,772	2,408,300	524,000
Executive Compensation Deductibility Limits	523,000	617,000	-
Other	42,000	204,000	41,000
Reported Provision	$43,001,772	$26,835,300	$4,419,000

At December 31, 2012, 2011 and 2010, the Company has a net operating loss carryforward for Federal income tax purposes of $519.3 million, $220.2 million and $62.1 million, respectively.  If unutilized, the federal net operating losses will expire in 2027-2032.

The components of the Company’s deferred tax asset (liability) were as follows:

	Year Ended December 31
	2012	2011
Deferred Tax Assets
Current:
Share Based Compensation	$2,384,000	$866,000
Accrued Interest	751,000	-
Derivative Liability	-	3,629,000
Other	201,000	34,000
Total Current	3,336,000	4,529,000

Non-Current:
Net Operating Loss Carryforwards (NOLs)	194,473,000	84,714,000
Derivative Liability	295,000	998,000
Other	65,000	58,000
Total Non-Current	194,833,000	85,770,000
Total Deferred Tax Asset	$198,169,000	$90,299,000

Deferred Tax Liabilities
Current:
Derivative Asset	(1,538,000)
Other	(103,000)	(57,000)
Total Current	$(1,641,000)	$(57,000)

Non-Current:
Crude Oil and Natural Gas Properties and Other Property	(271,008,000)	(121,699,000)
Total Non-Current	(271,008,000)	(121,699,000)

Total Deferred Tax Liability	(272,649,000)	(121,756,000)

Total Net Deferred Tax Liability	$(74,480,000)	$(31,457,000)

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2012, 2011 and 2010,  the Company did not recognize any interest or penalties in its statements of comprehensive income, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2012 and 2011 relating to unrecognized benefits.

The tax years 2012, 2011, and 2010 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

NOTE 12     OPERATING LEASES

Vehicles

The Company leases vehicles under noncancelable operating leases.  Total lease expense under the agreements was approximately $48,000, $63,000 and $58,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Minimum future lease payments under these vehicle leases are as follows:

Year Ended December 31,	Amount
2013	$20,000
2014	9,000
Total	$29,000

Building

Effective November 2011, the Company extended their original operating lease agreement on 3,044 square feet of office space and added an additional 1,609 square feet of office space, for a total of 4,653 square feet.  The two leases require initial gross monthly lease payments of $18,612.  The monthly payments increase by 4% on each anniversary date.  The leases expire in November 2015.  The Company also has annual and month to month lease agreements related to storage and parking spaces.  Total rent expense under the agreements was approximately $217,000, $150,000 and $148,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company has prepaid the last three months rent in the amount of $53,553.  Minimum future lease payments under the building leases are as follows:

Year Ended December 31,	Amount
2013	$245,000
2014	242,000
2015	177,000
Total	$664,000

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of December 31, 2012 and 2011.

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives - Current Asset (crude oil swaps and collars)	$-	$4,095,197	$-
Commodity Derivatives – Non-Current Asset (crude oil swaps and collars)	-	1,763,008	-
Commodity Derivatives – Non-Current Liability (crude oil swaps and collars	-	(2,547,745)	-
Total	$-	$3,310,460	$-

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Liability (crude oil swaps and collars)	$-	$(9,363,068)	$-
Commodity Derivatives – Non-Current Liability (crude oil swaps and collars)	-	(2,574,903)	-
Total	$-	$(11,937,971)	$-

Level 2 assets and liabilities consist of derivative assets and liabilities (see Note 15), the Revolving Credit Facility (see Note 5) and the Senior Notes (see Note 4).  The fair value of the Company’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of all derivative contracts is reflected on the balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent year.  The book value of the Revolving Credit Facility approximates fair value because of its floating rate structure.  The fair value of our 8% senior notes is based on an end of period market quote.

The Company’s long-term debt is not measured at fair value on the balance sheets and the fair value is being provided for disclosure purposes. At December 31, 2012, the Company had $300 million of senior unsecured notes and $124 million under the Revolving Credit Facility outstanding with a fair value of $310.5 million and $124 million, respectively. At December 31, 2011, the Company had $69.9 million outstanding under a revolving credit facility. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to the Company at the end of each respective period.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2012 and 2011.

NOTE 14      FINANCIAL INSTRUMENTS

The Company’s non-derivative financial instruments include cash and cash equivalents, accounts receivable and accounts payable and are not measured at fair value on the balance sheets.  The carrying amount of these non-derivative financial instruments approximates their fair values.

The Company’s accounts receivable relate to crude oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  Management believes the Company’s accounts receivable at December 31, 2012 and 2011 do not represent significant credit risks as they are dispersed across many counterparties.  The Company has determined that no allowance for doubtful accounts is necessary at December 31, 2012 and 2011.  As of December 31, 2012, outstanding derivative contracts with commercial banks participating in the Revolving Credit Facility represent all of the Company’s crude oil volumes hedged.  These commercial banks have investment-grade ratings from Moody’s and Standard & Poor and are lenders under the Revolving Credit Facility and management believes this does not represent a significant credit risk.

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

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, the Company de-designated all derivatives that were previously classified as cash flow hedges and, in addition, the Company has elected not to designate any subsequent derivative contracts as cash flow hedges.  Beginning on November 1, 2009, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period. Any realized gains and losses are recorded to loss on settled derivatives and unrealized gains or losses are recorded to unrealized gain (loss) on derivative instruments on the statements of comprehensive income rather than as a component of other comprehensive income (loss) or other income (expense).

The Company has master netting agreements on individual crude oil contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

Crude Oil Derivative Contracts Cash-flow Hedge

Prior to November 1, 2009, all derivative positions that qualified for hedge accounting were designated on the date the Company entered into the contract as a hedge against the variability in cash flows associated with the forecasted sale of future crude oil production. The cash flow hedges were valued at the end of each period and adjustments to the fair value of the contract prior to settlement were recorded on the statement of stockholders’ equity as other comprehensive income. Upon settlement, the gain (loss) on the cash flow hedge was recorded as an increase or decrease in revenue on the statements of comprehensive income. The Company reports average crude oil and natural gas prices and revenues including the net results of hedging activities.

The net mark-to-market loss on the Company’s remaining swaps that qualified for cash flow hedge accounting at the date the decision was made to discontinue hedge accounting totaled approximately $101,000 as of December 31, 2011.  The Company has recorded that amount as accumulated other comprehensive income in stockholders’ equity and the entire amount was amortized into revenues as the original forecasted hedged crude oil production occurred in the first quarter of 2012.

Crude Oil Derivative Contracts Cash-flow Not Designated as Hedges

The Company had a realized loss on settled derivatives of $391,420, $13,407,878 and $469,607 for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company had an unrealized gain (loss) on derivative instruments of $15,147,122, $3,072,229 and ($14,545,477) for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table reflects open commodity swap contracts as of December 31, 2012, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price
Swaps-Crude Oil
01/01/13 – 12/31/14	480,000	$91.65
01/01/13 – 12/31/13	300,000	89.50
01/01/13 – 12/31/13	240,000	91.10
01/01/13 – 12/31/13	120,000	94.50
07/01/13 – 12/31/13	60,000	102.30
01/01/14 – 06/30/14	300,000	89.50
01/01/14 – 06/30/14	240,000	90.00
07/01/14 – 12/31/14	120,000	90.00
01/01/14 – 12/31/14	120,000	91.35
01/01/14 – 12/31/14	120,000	90.00
01/01/14 – 12/31/14	240,000	90.15
01/01/14 – 12/31/14	240,000	91.00
01/01/14 – 06/30/14	240,000	100.00
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	93.50
07/01/14 – 12/31/14	30,000	90.58

As of December 31, 2012, the Company had a total volume on open commodity swaps of 3,090,000 barrels at a weighted average price of approximately $91.72.

The following table reflects the weighted average price of open commodity derivative contracts as of December 31, 2012, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price
2013	960,000	$91.86
2014	2,130,000	91.65

In addition to the open commodity swap contracts the Company has entered into costless collars.  The costless collars are used to establish floor and ceiling prices on anticipated crude oil production.  There were no premiums paid or received by the Company related to the costless collar agreements.  The following table reflects open costless collar agreements as of December 31, 2012.

Term	Oil (Barrels)	Floor/Ceiling Price	Basis
Costless Collars – Crude Oil
01/01/13 – 12/31/13	149,515	$90.00/$103.50	NYMEX
01/01/13 – 12/31/13	139,791	$90.00/$106.50	NYMEX
01/01/13 – 12/31/13	224,900	$90.00/$110.00	NYMEX
01/01/13 – 12/31/13	182,269	$95.00/$107.00	NYMEX
01/01/13 – 12/31/13	480,000	$95.00/$110.70	NYMEX
01/01/13 – 12/31/13	760,794	$85.00/$98.00	NYMEX
01/01/13 – 12/31/13	120,000	$90.25/$97.95	NYMEX
07/01/13 – 12/31/13	96,000	$95.00/$106.90	NYMEX
01/01/14 – 12/31/14	240,000	$90.00/$99.05	NYMEX

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at December 31, 2012 and 2011, respectively.  Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

		December 31, Estimated Fair Value
Type of Crude Oil Contract	Balance Sheet Location	2012	2011

Derivative Assets:
Swap Contracts	Current assets/liabilities	$680,647	$285,126
Swap Contracts	Non-current assets	1,977,722	-
Costless Collars	Current assets/liabilities	11,769,415	1,932,884
Costless Collars	Non-current asset/liabilities	5,629,996	8,766,484
Total Derivative Assets		$20,057,780	$10,984,494

Derivative Liabilities:
Swap Contracts	Current assets/liabilities	$(2,037,070)	$(8,383,588)
Swap Contracts	Non-current assets	(3,170,945)	-
Costless Collars	Current assets/liabilities	(6,317,795)	(3,197,490)
Costless Collars	Non-current assets/liabilities	(5,221,510)	(11,341,387)
Total Derivative Liabilities		$(16,747,320)	$(22,922,465)

The following disclosures are applicable to the Company’s financial statements, as of December 31, 2012, 2011 and 2010:

Derivative Type	Location of Loss for Effective and Ineffective Portion of Derivative in Income	Amount of Loss Reclassified from AOCI into Income
		Year Ended December 31
		2012	2011	2010
Commodity – Cash Flow	Loss on Settled Derivatives	$101,309	$1,157,775	$1,157,554

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  In some instances, the Company has netting arrangements with its counterparties that provide for offsetting payables against receivables from separate derivative instruments.

NOTE 16     EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2012, 2011, and 2010:

	2012			2011			2010
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$72,284,624	62,485,836	$1.16	$40,611,492	61,789,289	$0.66	$6,917,300	50,387,203	$0.14
Dilutive Effect of Options	-	383,243	(0.01)	-	406,051	(0.01)	-	391,042
Diluted EPS	$72,284,624	62,869,079	$1.15	$40,611,492	62,195,340	$0.65	$6,917,300	50,778,245	$0.14

For the year ended December 31, 2012 and 2011 restricted stock of 18,348 and 29,876 shares of common stock were excluded from EPS due to the anti-dilutive effect.

NOTE 17     EMPLOYEE BENEFIT PLANS

In 2009, the Company adopted a defined contribution 401(k) plan for substantially all of its employees.  The plan provides for Company matching of employee contributions to the plan, at the Company’s discretion.  During 2012, 2011 and 2010, the Company provided a match contribution equal to 100% of an eligible employee’s deferral contribution, up to 8% of the employee’s earnings up to the maximum allowable amount.  The Company contributed approximately $189,000, $103,000 and $80,000 to the 401(k) plan for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 18   SEVERANCE ARRANGEMENTS

The Company’s former president, Ryan Gilbertson, resigned effective October 1, 2012.  In connection with his resignation, the Company and Mr. Gilbertson entered into a separation and release agreement and a consulting agreement (collectively, the “New Agreements”), which terminate and supersede his prior employment agreement with the Company (except for certain surviving provisions).  Pursuant to the New Agreements, Mr. Gilbertson’s outstanding and unvested restricted stock awards will continue to vest on their original vesting schedules, so long as Mr. Gilbertson does not terminate the consulting agreement and the Company does not terminate the consulting agreement for cause (as defined).  In addition, pursuant to the New Agreements the Company will (i) provide Mr. Gilbertson with a prorated portion of his 2012 year-end bonus (based on predetermined performance metrics and as determined by the Company’s compensation committee following the end of 2012), (ii) buy out the lease and transfer title to Mr. Gilbertson on his Company-leased vehicle, and (iii) reimburse Mr. Gilbertson for continuation coverage pursuant to COBRA on the Company’s health plans for up to 18 months.

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

On October 16, 2012, the Company terminated the employment of its Chief Operating Officer, James R. Sankovitz.  Mr. Sankovitz’s termination was “not for cause” under his existing employment agreement with the Company, and as a result he is entitled to certain severance benefits which includes a single lump-sum payment of one times his $325,000 base salary.   In addition, the Company agreed to buy out the lease and transfer title to Mr. Sankovitz on his Company-leased vehicle, and reimburse Mr. Sankovitz for continuation coverage pursuant to COBRA on the Company’s health plans for up to 18 months.

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

Costs Incurred and Capitalized Costs

The costs incurred in crude oil and natural gas acquisition, exploration and development activities are highlighted in the table below.

	Year Ended December 31,
	2012	2011	2010
Costs Incurred for the Year:
Proved Property Acquisition	$24,791,828	$53,497,199	$2,236,167
Unproved Property Acquisition	27,304,425	57,867,660	72,308,719
Development	485,392,505	302,594,511	123,933,003
Total	$537,488,758	$413,959,370	$198,477,889

Excluded costs for unproved properties are accumulated by year. Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.  The following is a summary of capitalized costs excluded from depletion at December 31, 2012 by year incurred.

	Year Ended December 31,
	2012	2011	2010	Prior Years
Property Acquisition	$18,629,120	$33,133,410	$16,868,094	$14,103,615
Development	193,017	-	-	-
Total	$18,822,137	$33,133,410	$16,868,094	$14,103,615

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

	Natural Gas	Oil
	(MCF)	(BBLS)
Proved Developed and Undeveloped Reserves at December 31, 2009	1,760,923	5,815,579

Revisions of Previous Estimates	625,103	514,899
Extensions, Discoveries and Other Additions	8,298,347	8,513,064
Production	(234,411)	(849,845)

Proved Developed and Undeveloped Reserves at December 31, 2010	10,449,962	13,993,697

Revisions of Previous Estimates	(940,065)	924,434
Extensions, Discoveries and Other Additions	20,959,474	28,750,826
Production	(800,207)	(1,791,979)

Proved Developed and Undeveloped Reserves at December 31, 2011	29,669,164	41,876,978

Revisions of Previous Estimates	(1,410,547)	812,371
Extensions, Discoveries and Other Additions	14,788,384	21,490,244
Production	(1,768,872)	(3,465,312)

Proved Developed and Undeveloped Reserves at December 31, 2012	41,278,129	60,714,281

Proved Developed Reserves:
December 31, 2009	727,237	2,247,718
December 31, 2010	3,513,427	5,840,745
December 31, 2011	8,452,653	14,338,576
December 31, 2012	17,350,166	27,345,824
Proved Undeveloped Reserves
December 31, 2009	1,033,686	3,567,861
December 31, 2010	6,936,535	8,152,952
December 31, 2011	21,216,511	27,538,402
December 31, 2012	23,927,963	33,368,457

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

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating proved crude oil and natural gas were prepared in accordance with the provisions of ASC 932-235-555 (formerly SFAS 69). Future cash inflows were computed by applying average prices of crude oil and natural gas for the last 12 months to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.  Future income tax expenses were calculated by applying appropriate year end tax rates to future pretax cash flows relating to proved crude oil and natural gas reserves, less the tax basis of properties involved and tax credits and loss carry forwards relating to crude oil and natural gas producing activities.  Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s crude oil and natural gas reserves.

	Year Ended December 31,
	2012	2011	2010
Future Cash Inflows	$5,353,167,000	$3,959,403,500	$1,038,703,438
Future Production Costs	(1,436,711,062)	(925,165,656)	(271,843,571)
Future Development Costs	(846,363,500)	(624,607,500)	(161,853,922)
Future Income Tax Expense	(817,296,323)	(740,132,743)	(199,197,425)
Future Net Cash Inflows	$2,252,796,115	$1,669,497,601	$405,808,520

10% Annual Discount for Estimated Timing of Cash Flows	(1,211,441,321)	(830,800,217)	(195,195,729)

Standardized Measure of Discounted Future Net Cash Flows	$1,041,354,794	$838,697,384	$210,612,791

The twelve month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves.  The price of other liquids is included in natural gas.  The prices for the Company’s reserve estimates were as follows:

	Natural Gas	Oil
	MCF	Bbl
December 31, 2012	$4.78	$84.92
December 31, 2011	$6.18	$90.17
December 31, 2010	$5.04	$70.46

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum follow:

	Year Ended December 31,
	2012	2011	2010
Beginning of Period	$838,697,384	$210,612,791	$67,806,561
Sales of Oil and Natural Gas Produced, Net of Production Costs	(235,769,953)	(132,095,155)	(50,721,827)
Extensions and Discoveries	455,623,034	756,304,288	185,403,280
Previously Estimated Development Cost Incurred During the Period	193,669,706	23,941,194	3,350,016
Net Change of Prices and Production Costs	(179,505,191)	140,217,589	88,564,348
Change in Future Development Costs	(112,995,358)	(11,285,152)	(3,003,304)
Revisions of Quantity and Timing Estimates	15,687,427	13,491,953	(3,237,346)
Accretion of Discount	110,133,321	29,551,146	8,781,249
Change in Income Taxes	16,584,302	(177,737,162)	(84,898,666)
Purchase of Reserves in Place		-	-
Other	(60,769,878)	(14,304,107)	(1,431,520)
End of Period	$1,041,354,794	$838,697,384	$210,612,791

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years end December 31, 2012, 2011, and 2010 is as follows:
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2012
Total Revenues	$50,522,992	$119,207,601	$60,095,613	81,746,684
Unrealized (Loss) Gain on Derivative Instruments	(9,364,913)	49,799,311	(22,308,470)	(2,978,806)
Expenses(1)	35,695,832	44,013,801	54,376,314	48,350,512
Income (Loss) from Operations	14,827,160	75,193,800	5,719,299	33,396,172
Other Income (Expense)	(195,899)	(2,727,404)	(5,205,716)	(5,721,016)
Income Tax Provision (Benefit)	5,825,350	28,840,000	213,422	8,123,000
Net Income (Loss)	8,805,911	43,626,396	300,161	19,552,156
Net Income (Loss) Per Common Share – Basic	(0.14)	0.70	-	0.31
Net Income (Loss) Per Common Share – Diluted	(0.14)	0.70	-	0.31

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2011
Total Revenues	$2,526,749	$50,826,098	$69,050,038	$26,986,208
Unrealized (Loss) Gain on Derivative Instruments	(21,278,629)	20,848,232	27,105,400	(23,605,774)
Expenses	14,859,331	17,103,690	23,079,016	27,096,826
Income (Loss) from Operations	(12,332,582)	33,722,408	45,971,022	(110,618)
Other Income (Expense)	767,040	(229,508)	(180,800)	(160,170)
Income Tax Provision (Benefit)	(4,507,700)	13,060,000	17,173,000	1,110,000
Net Income (Loss)	(7,057,842)	20,432,900	28,617,222	(1,380,788)
Net Income (Loss) Per Common Share – Basic	(0.11)	0.33	0.46	(0.02)
Net Income (Loss) Per Common Share – Diluted	(0.11)	0.33	0.46	(0.02)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2010
Total Revenues	$7,221,514	$16,231,773	$9,883,821	$11,221,992
Unrealized (Loss) Gain on Derivative Instruments	(900,816)	303,919	(6,449,577)	(7,499,003)
Expenses	4,596,936	6,133,565	8,159,485	14,163,826
Income (Loss) from Operations	2,624,578	10,098,208	1,724,336	(2,941,834)
Other Income (Expense)	(87,948)	(144,342)	(117,110)	180,412
Income Tax Provision (Benefit)	977,000	3,833,000	620,000	(1,011,000)
Net Income (Loss)	1,559,630	6,120,866	987,226	(1,750,422)
Net Income (Loss) Per Common Share – Basic	0.04	0.12	0.02	(0.03)
Net Income (Loss) Per Common Share – Diluted	0.04	0.12	0.02	(0.03)

(1)
General and administrative expenses include $5.5 million and $0.6 million in severance expenses in connection with the departures of our president and our chief operating officer in the third and fourth quarters of 2012, respectively.