Form 10-Q
period 2013-03-31
NORTHERN OIL & GAS, INC.
filed 2013-05-07
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes ☐ No ☒

As of May 1, 2013, there were 63,784,052 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

March 31, 2013

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013 (unaudited)	December 31, 2012
CURRENT ASSETS
Cash and Cash Equivalents	$8,482,166	$13,387,998
Trade Receivables	75,890,491	70,219,669
Advances to Operators	3,137,738	3,109,591
Prepaid Expenses	782,327	592,001
Other Current Assets	209,048	1,115,088
Derivative Instruments	573,873	4,095,197
Deferred Tax Asset	5,061,000	1,695,000
Total Current Assets	94,136,643	94,214,544

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	1,250,775,445	1,159,191,601
Unproved	91,818,469	82,926,384
Other Property and Equipment	3,232,324	3,158,224
Total Property and Equipment	1,345,826,238	1,245,276,209
Less – Accumulated Depreciation and Depletion	188,793,939	162,031,493
Total Property and Equipment, Net	1,157,032,299	1,083,244,716

DERIVATIVE INSTRUMENTS	1,171,612	1,763,008

DEBT ISSUANCE COSTS	11,390,927	11,713,030

TOTAL ASSETS	$1,263,731,481	$1,190,935,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$118,562,082	$95,822,162
Accrued Expenses	1,062,778	2,454,085
Accrued Interest	8,199,330	2,180,416
Derivative Instruments	7,119,763	-
Total Current Liabilities	134,943,953	100,456,663

LONG-TERM LIABILITIES
Revolving Credit Facility	139,000,000	124,000,000
8% Senior Notes Due 2020	300,000,000	300,000,000
Derivative Instruments	6,225,917	2,547,745
Other Noncurrent Liabilities	1,758,894	1,570,630
Deferred Tax Liability	85,141,000	76,175,000
Total Long-Term Liabilities	532,125,811	504,293,375

TOTAL LIABILITIES	667,069,764	604,750,038

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	-	-
Common Stock, Par Value $.001; 95,000,000 Authorized, (3/31/2013 – 63,784,732 Shares Outstanding and 12/31/2012 – 63,532,622 Shares Outstanding)	63,784	63,532
Additional Paid-In Capital	466,991,106	465,466,420
Retained Earnings	129,606,827	120,655,308
Total Stockholders’ Equity	596,661,717	586,185,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,263,731,481	$1,190,935,298
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
REVENUES
Oil and Gas Sales	$83,171,661	$65,139,396
Loss on Settled Derivatives	(371,283)	(5,335,597)
Unrealized Loss on Derivative Instruments	(14,910,655)	(9,364,913)
Other Revenue	8,359	84,106
Total Revenue	67,898,082	50,522,992

OPERATING EXPENSES
Production Expenses	8,641,210	6,513,348
Production Taxes	7,811,304	6,078,885
General and Administrative Expense	3,988,806	4,681,378
Depletion of Oil and Gas Properties	26,668,171	18,309,500
Depreciation and Amortization	94,275	97,089
Accretion of Discount on Asset Retirement Obligations	30,247	15,632
Total Expenses	47,234,013	35,695,832

INCOME FROM OPERATIONS	20,664,069	14,827,160

OTHER INCOME (EXPENSE)
Interest Expense	(6,108,000)	(196,299)
Other Income	64	400
Total Other Income (Expense)	(6,107,936)	(195,899)

INCOME BEFORE INCOME TAXES	14,556,133	14,631,261

INCOME TAX PROVISION	5,604,614	5,825,350

NET INCOME	$8,951,519	$8,805,911

COMPREHENSIVE INCOME, NET OF TAX
Reclassification of Derivative Instruments Included in Income (Net of Tax of $39,000 for the three months ended March 31, 2012)	-	62,309
Total Other Comprehensive Income	-	62,309

COMPREHENSIVE INCOME	$8,951,519	$8,868,220

Net Income Per Common Share – Basic	$0.14	$0.14
Net Income Per Common Share – Diluted	$0.14	$0.14
Weighted Average Shares Outstanding – Basic	62,857,322	62,239,237
Weighted Average Shares Outstanding – Diluted	63,316,301	62,670,156
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,951,519	$8,805,911
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depletion of Oil and Gas Properties	26,668,171	18,309,500
Depreciation and Amortization	94,275	97,089
Amortization of Debt Issuance Costs	506,187	148,687
Accretion of Discount on Asset Retirement Obligations	30,247	15,632
Deferred Income Taxes	5,600,000	5,820,000
Unrealized Loss on Derivative Instruments	14,910,655	9,364,913
Amortization of Deferred Rent	(3,663)	(8,308)
Share - Based Compensation Expense	1,122,274	2,204,927
Changes in Working Capital and Other Items:
Increase in Trade Receivables	(5,670,822)	(9,946,705)
Increase in Prepaid Expenses	(190,326)	(508,724)
Increase in Other Current Assets	(1,960)	(72,196)
(Decrease) Increase in Accounts Payable	(287,231)	3,400,776
Increase in Accrued Interest	6,018,914	260,350
(Decrease) Increase in Accrued Expenses	(1,391,307)	721,580
Net Cash Provided By Operating Activities	56,356,933	38,613,432

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Oil and Gas Properties and Development Capital Expenditures	(76,884,714)	(144,975,919)
Proceeds from Sale of Oil and Gas Properties	908,000	-
Purchases of Other Property and Equipment	(74,100)	(130,971)
Net Cash Used For Investing Activities	(76,050,814)	(145,106,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	22,000,000	262,600,000
Repayments on Revolving Credit Facility	(7,000,000)	(155,000,000)
Debt Issuance Costs Paid	(184,084)	(2,396,056)
Repurchase of Common Stock	(27,867)	(1,173,315)
Proceeds from Exercise of Stock Options	-	18,130
Net Cash Provided by Financing Activities	14,788,049	104,048,759

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,905,832)	(2,444,699)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	13,387,998	6,279,587

CASH AND CASH EQUIVALENTS – END OF PERIOD	$8,482,166	$3,834,888

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$772,651	$750,624
Cash Paid During the Period for Income Taxes	$13,614	$5,350

Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	$114,803,264	$107,354,582
Payment of Compensation through Issuance of Common Stock	$1,552,805	$5,763,921
Capitalized Asset Retirement Obligations	$161,680	$140,937
Non-Cash Compensation Capitalized on Oil and Gas Properties	$430,531	$3,558,994

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013
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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of March 31, 2013, approximately 53% of Northern’s 181,823 total net acres were developed.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein is unaudited, except for the balance sheet as of December 31, 2012, which has been derived from the Company’s audited financial statements for the year ended December 31, 2012.  However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles), which are in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The allowance for doubtful accounts at March 31, 2013 and December 31, 2012 was $250,000 and $0, respectively.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to fifteen years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.  Depreciation expense was $94,275 and $97,089 for the three months ended March 31, 2013 and 2012, respectively.

Full Cost Method

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31,
	2013	2012
Capitalized Certain Payroll and Other Internal Costs	$640,896	$4,204,439
Capitalized Interest Costs	1,385,158	1,010,974
Total	$2,026,054	$5,215,413

As of March 31, 2013, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  There were no property sales in the three months ended March 31, 2013 and 2012.

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three months ended March 31, 2013 and 2012, the Company transferred into the full cost pool costs related to expired leases of $3.9 million and $1.9 million, respectively.

Capitalized costs of crude oil and natural gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved crude oil and natural gas reserves plus the cost of unproved properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the 12-month average price of crude oil and natural gas to estimated future production of proved crude oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.  As of March 31, 2013, the Company has not realized any impairment of its properties.

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

Debt Issuance Costs

At March 31, 2013, the Company had capitalized debt issuance costs of $5.9 million in connection with the revolving credit facility and $8.8 million in connection with the “8% Senior Notes Due 2020” (see Note 4).  These debt issuance costs are being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.

The amortization of debt issuance costs for the three months ended March 31, 2013 and 2012 was $506,187 and $148,687, respectively.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of March 31, 2013 and December 31, 2012, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

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

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  No valuation allowance has been recorded as of March 31, 2013 and December 31, 2012.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Weighted average common shares outstanding – basic	62,857,322	62,239,237
Plus: Potentially dilutive common shares
Stock options and restricted stock	458,979	430,919
Weighted average common shares outstanding – diluted	63,316,301	62,670,156

Restricted stock excluded from EPS due to the anti-dilutive effect	13,633	9,632

As of March 31, 2013 and 2012, potentially dilutive shares from stock options were 251,963 and 258,963, respectively.

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

Prior to November 1, 2009, the Company, at the inception of a derivative contract, designated the derivative as a cash flow hedge.  For all derivatives designated as cash flow hedges, the Company formally documented the relationship between the derivative contract and the hedged items, as well as the risk management objective for entering into the derivative contract.  To be designated as a cash flow hedge transaction, the relationship between the derivative and the hedged items must be highly effective in achieving the offset of changes in cash flows attributable to the risk both at the inception of the derivative and on an ongoing basis.  The Company historically measured hedge effectiveness on a quarterly basis and hedge accounting would be discontinued prospectively if it determined that the derivative was no longer effective in offsetting changes in the cash flows of the hedged item.  Gains and losses deferred in accumulated other comprehensive income (loss) related to cash flow hedge derivatives that become ineffective remain unchanged until the related production was delivered.  If the Company determined that it was probable that a hedged forecasted transaction would not occur, deferred gains or losses on the derivative were recognized in earnings immediately.

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

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Crude oil and natural gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment identified as of March 31, 2013 and December 31, 2012.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Recently Adopted

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  In January 2013, the FASB issued Balance Sheet (Topic 210) — Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU No. 2013-01) to clarify the specific instruments that should be considered in these disclosures.  These disclosure requirements do not affect the presentation of amounts in the consolidated balance sheets, and were effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual reporting periods.

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of income and comprehensive income from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  In the past, acquisitions have been funded with internal cash flow, bank borrowings and the issuance of equity securities.  Purchases of properties and development capital expenditures that were in accounts payable and not yet paid in cash at March 31, 2013 and December 31, 2012 were approximately $114.8 million and $91.8 million, respectively.

Acquisitions

For the three months ended March 31, 2013, the Company acquired approximately 6,022 net mineral acres, for an average cost of approximately $1,087 per net acre, in its key prospect areas in the form of effective leases.

For the three months ended March 31, 2012, the Company acquired approximately 10,278 net mineral acres, for an average cost of approximately $1,672 per net acre, in its key prospect areas in the form of effective leases.

Unproved Properties

Unproved properties not being amortized comprise approximately 66,000 net acres and 63,000 net acres of undeveloped leasehold interests at March 31, 2013 and December 31, 2012, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.

All properties that are not classified as proved properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion.  Once a property is classified as proved, all associated acreage and drilling costs are subject to depletion.  At March 31, 2013 and December 31, 2012, the amounts of capitalized costs excluded from depletion were $91.8 million and $82.9 million, respectively.

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

As of March 31, 2013, the Company was participating in three defined drilling projects with Slawson, with participation interests ranging between 4.5% and 50%, covering an aggregate of approximately 19,597 net acres of leasehold interests held by the Company.  The areas cover the Windsor project area (4.5% participation interest), which includes approximately 2,172 net acres held by the Company, primarily located in Mountrail and surrounding counties of North Dakota.  The South West Big Sky project (20% participation interest) includes approximately 5,470 total net acres held by the Company in Richland County, Montana.  The Lambert project (50% participation interest) includes approximately 11,955 net acres held by the Company in Richland County, Montana.

NOTE 4     REVOLVING CREDIT FACILITY AND LONG TERM DEBT

Revolving Credit Facility

In February 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced its previous revolving credit facility with a syndicated facility.  The Revolving Credit Facility, which is secured by substantially all of the Company’s assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At March 31, 2013, the facility amount was $750 million, the borrowing base was $400 million and there was a $139 million outstanding balance, leaving $261 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, the Company is limited to $500 million of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The $300 million in Notes described below is “permitted additional indebtedness” as defined in the Revolving Credit Facility.

The Revolving Credit Facility matures on January 1, 2017 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.75% to 1.75% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.75% to 2.75%.  The applicable spread is dependent upon amount of borrowings relative to the borrowing base.  The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At March 31, 2013, the commitment fee was 0.375% and the interest rate margin was 2.0% on LIBOR loans and 1.0% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of its business or operations, merge, consolidate, or make investments. In addition, the Company is required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.0 to 1.0, maintain a ratio of EBITDAX to interest expense (as defined in the credit agreement) of not less that 3.0 to 1.0 and a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0.  The Company was in compliance with its covenants under the Revolving Credit Facility at March 31, 2013.

All of the Company’s obligations under the Revolving Credit Facility are secured by a first priority security interest in any and all assets of the Company.

8% Senior Notes Due 2020

On May 18, 2012, the Company issued $300 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “Notes”).  Interest is payable on the Notes semi-annually in arrears on each of June 1 and December 1.  The Company currently does not have any subsidiaries and, as a result, the Notes are not currently guaranteed.  Any subsidiaries the Company forms in the future may be required to unconditionally guarantee, jointly and severally, payment obligation under the Notes on a senior unsecured basis.  The issuance of these Notes resulted in net proceeds to the Company of approximately $291.2 million, which are in use to fund the Company’s exploration, development and acquisition program and for general corporate purposes (including repayment of borrowings that were outstanding under the Revolving Credit Facility at the time the Notes were issued).

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

Common Stock

The following is a schedule of changes in the number of shares of common stock during the three months ended March 31, 2013 and the year ended December 31, 2012:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Beginning balance	63,532,622	63,330,421
Stock based compensation	14,343	-
Stock options exercised	-	10,500
Restricted stock grants (Note 6)	273,851	890,379
Other Surrenders	(36,084)	(698,678)
Ending balance	63,784,732	63,532,622

2013 Activity

The Company’s Chief Executive Officer receives shares of common stock as compensation in lieu of any cash base salary.  For the three months ended March 31, 2013, the Company issued 14,343 shares valued at $206,250 to the Chief Executive Officer as compensation in lieu of any cash base salary.

In the three months ended March 31, 2013, 1,632 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $28,000, which was based on the market price on the date the shares were surrendered.

In the three months ended March 31, 2013, 34,452 shares of common stock were surrendered by an employee who terminated employment with the Company in connection with his restricted stock awards.

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

NOTE 6     STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

On April 26, 2011, the board of directors approved an amendment and restatement of the Northern Oil and Gas, Inc. 2009 Equity Incentive Plan (the “Plan”), which was subsequently approved at the 2011 annual meeting of shareholders.  An additional 1,000,000 shares were authorized for grant under the Plan, resulting in an aggregate of 4,000,000 shares authorized for past and future grants under the Plan.  The Plan is intended to provide a means whereby the Company may be able, by granting equity awards, to attract, retain and motivate capable and loyal employees, non-employee directors, consultants and advisors of the Company, for the benefit of the Company and its shareholders.

Restricted Stock Awards

During the three months ended March 31, 2013, the Company issued 273,851 restricted shares of common stock as compensation to officers, employees, and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than February 2017.  As of March 31, 2013, there was approximately $9.1 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants.  The Company has assumed a zero percent forfeiture rate for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Number of Shares	Weighted-Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	777,437	$18.93
Shares Granted	273,851	15.51
Shares Forfeited	(34,452)	17.04
Lapse of Restrictions	(110,145)	19.89
Restricted Shares Outstanding at March 31, 2013	906,691	$17.85

Stock Option Awards

On November 1, 2007, the board of directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Incentive Stock Option Plan.  The Company granted options to purchase 500,000 shares of the Company’s common stock, to members of the board and options to purchase 60,000 shares of the Company’s common stock to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  As of March 31, 2013, options to purchase a total of 251,963 shares remain outstanding but unexercised.  The board of directors determined that no future grants will be made pursuant to the 2006 Incentive Stock Option Plan. All future stock compensation will be issued under the 2009 Equity Incentive Plan.

The Company used the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options is recognized as compensation over the vesting period.  There have been no stock options granted in the three months ended March 31, 2013 under the 2006 Stock Option Plan or the 2009 Equity Incentive Plan.

Currently Outstanding Options

•	No options were forfeited in the three months ended March 31, 2013.
•	No options expired during the three months ended March 31, 2013.
•	Options covering 251,963 shares are exercisable and outstanding at March 31, 2013.
•
There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of March 31, 2013, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	There were no unvested options at March 31, 2013.

NOTE 7     RELATED PARTY TRANSACTIONS

Carter Stewart, a former director of the Company (until August 2011), owned a 25% interest in Gallatin Resources, LLC (“Gallatin”).  Legal counsel for Gallatin informed the Company that Mr. Stewart did not have the power to control Gallatin because each member of Gallatin has the right to vote on matters in proportion to their respective membership interest in the company and company matters are determined by a vote of the holders of a majority of membership interests.  Further, Mr. Stewart was neither an officer nor a director of Gallatin.  As such, Mr. Stewart did not have the ability to individually control company decisions for Gallatin.  In 2012, the Company paid Gallatin a total of approximately $500 related to previously acquired leasehold interests.  There were no payments to related parties for the three months ended March 31, 2013.

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

The Company is party to a quiet title action in North Dakota that relates to its interest in certain crude oil and natural gas leases.  In the event the action results in a final judgment that is adverse to the Company, the Company would be required to reverse approximately $1.4 million in revenue (net of accrued taxes) that has been accrued since the second quarter of 2008 based on the Company’s purported interest in the crude oil and natural gas leases at issue, $0.1 million of which relates to the three month period ended March 31, 2013.  The Company fully maintains the validity of its interest in the crude oil and natural gas leases, and is vigorously defending such interest.

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

The income tax provision for the three months ended March 31, 2013 and 2012 consists of the following:

	Three Months Ended March 31,
	2013	2012
Current Income Taxes	$4,614	$5,350
Deferred Income Taxes
Federal	5,095,000	5,120,000
State	505,000	700,000
Total Provision	$5,604,614	$5,825,350

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three months ended March 31, 2013 and 2012, the Company did not recognize any interest or penalties in its statements of comprehensive income, nor did it have any interest or penalties accrued in its balance sheet at March 31, 2013 and December 31, 2012 relating to unrecognized benefits.

The tax years 2012, 2011, 2010 and 2009 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of March 31, 2013 and December 31, 2012.

	Fair Value Measurements at March 31, 2013 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps and collars)	$-	$573,873	$-
Commodity Derivatives – Current Liability (crude oil swaps and collars)	-	(7,119,763)	-
Commodity Derivatives – Non- Current Asset (crude oil swaps and collars)	-	1,171,612	-
Commodity Derivatives – Non- Current Liability (crude oil swaps and collars)		(6,225,917)	-
Total	$-	$(11,600,195)	$-

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps and collars)	$-	$4,095,197	$-
Commodity Derivatives – Non-Current Asset (crude oil swaps and collars)	-	1,763,008	-
Commodity Derivatives – Non-Current Liability (crude oil swaps and collars)	-	(2,547,745)	-
Total	$-	$3,310,460	$-

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

The Company’s long-term debt is not measured at fair value on the balance sheets and the fair value is being provided for disclosure purposes.  At March 31, 2013, the Company had $300 million of senior unsecured notes and $139 million under the Revolving Credit Facility outstanding with a fair value of $314.6 million and $139 million, respectively.  At December 31, 2012, the Company had $300 million of senior unsecured notes and $124 million under the Revolving Credit Facility outstanding with a fair value of $310.5 million and $124 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to the Company at the end of each respective period.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three month period ended March 31, 2013.

NOTE 11      FINANCIAL INSTRUMENTS

The Company’s non-derivative financial instruments include cash and cash equivalents and credit facility and are not measured at fair value on the balance sheets.  The carrying amount of these non-derivative financial instruments approximate their fair values (see Note 10).

The Company’s accounts receivable relate to crude oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  Management believes the Company’s accounts receivable at March 31, 2013 and December 31, 2012 do not represent significant credit risks as they are dispersed across many counterparties.  The Company has recorded an allowance for doubtful accounts of $250,000 and $0 at March 31, 2013 and December 31, 2012.  As of March 31, 2013, outstanding derivative contracts with commercial banks participating in the Company’s revolving credit facility represent all of the Company’s crude oil volumes hedged.  These commercial banks have investment-grade ratings from Moody’s and Standard & Poor and are lenders under the Company’s credit facility and management believes this does not represent a significant credit risk.

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

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, the Company de-designated all derivatives that were previously classified as cash flow hedges and, in addition, the Company has elected not to designate any subsequent derivative contracts as cash flow hedges.  Beginning on November 1, 2009, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period. Any realized gains and losses are recorded to loss on settled derivatives and unrealized gains or losses are recorded to loss on mark-to-market of derivative instruments on the statement of comprehensive income rather than as a component of other comprehensive income (loss) or other income (expense).

The Company has master netting agreements on individual crude oil contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

Crude Oil Derivative Contracts Cash-flow Not Designated as Hedges

The Company had a realized loss on settled derivatives of $371,283 and $5,335,597 for three months ended March 31, 2013 and 2012, respectively.  The Company had an unrealized loss on mark-to-market of derivative instruments of $14,910,655 and $9,364,913 for three months ended March 31, 2013 and 2012, respectively.

The following table reflects open commodity swap contracts as of March 31, 2013, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price
Swaps-Crude Oil
04/01/13 – 12/31/14	420,000	$91.65
04/01/13 – 12/31/13	270,000	89.50
04/01/13 – 12/31/13	180,000	91.10
04/01/13 – 12/31/13	90,000	94.50
07/01/13 – 12/31/13	60,000	102.30
01/01/14 – 06/30/14	300,000	89.50
01/01/14 – 06/30/14	240,000	90.00
07/01/14 – 12/31/14	120,000	90.00
01/01/14 – 12/31/14	120,000	91.35
01/01/14 – 12/31/14	120,000	90.00
01/01/14 – 12/31/14	240,000	90.15
01/01/14 – 12/31/14	240,000	91.00
01/01/14 – 06/30/14	240,000	100.00
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	93.50
07/01/14 – 12/31/14	30,000	90.58
01/01/15 – 06/30/15	60,000	90.50
04/01/13 – 12/31/13	90,000	94.50
07/01/13 – 12/31/14	363,750	88.55
07/01/13 – 12/31/14	363,750	88.60
01/01/15 – 12/31/15	60,000	90.75
01/01/15 – 12/31/15	60,000	90.25
01/01/15 – 06/30/15	180,000	88.55
01/01/14 – 12/31/14	120,000	93.00
07/01/13 – 12/31/14	363,750	88.40
07/01/13 – 12/31/14	363,750	88.50

As of March 31, 2013, the Company had a total volume on open commodity swaps of 4,935,000 barrels at a weighted average price of approximately $90.70.

In addition to the open commodity swap contracts the Company has entered into costless collars.  The costless collars are used to establish floor and ceiling prices on anticipated crude oil production. There were no premiums paid or received by the Company related to the costless collar agreements.  The following table reflects open costless collar agreements as of March 31, 2013.

Term	Oil (Barrels)	Floor/Ceiling Price	Basis
Costless Collars – Crude Oil
04/01/13 – 12/31/13	106,107	$90.00/$103.50	NYMEX
04/01/13 – 12/31/13	98,303	$90.00/$106.50	NYMEX
04/01/13 – 12/31/13	160,910	$90.00/$110.00	NYMEX
04/01/13 – 12/31/13	129,488	$95.00/$107.00	NYMEX
04/01/13 – 12/31/13	360,000	$95.00/$110.70	NYMEX
04/01/13 – 12/31/13	546,911	$85.00/$98.00	NYMEX
04/01/13 – 12/31/13	90,000	$90.25/$97.95	NYMEX
07/01/13 – 12/31/13	96,000	$95.00/$106.90	NYMEX
01/01/14 – 12/31/14	240,000	$90.00/$99.05	NYMEX
04/01/13 – 12/31/14	45,000	$93.00/$100.00	NYMEX

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at March 31, 2013 and December 31, 2012, respectively. Certain amounts may be presented on a net basis on the financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

Type of Contract	Balance Sheet Location	March 31, 2013 Estimated Fair Value	December 31, 2012 Estimated Fair Value

Derivative Assets:
Swap Contracts	Current assets/liabilities	$1,030,720	$680,647
Swap Contracts	Non-current assets	1,206,420	1,977,722
Costless Collars	Current assets/liabilities	3,848,880	11,769,415
Costless Collars	Non-current assets/liabilities	1,294,853	5,629,996
Total Derivative Assets		$7,380,873	$20,057,780

Derivative Liabilities:
Swap Contracts	Current assets/liabilities	$(8,192,051)	$(2,037,070)
Swap Contracts	Non-current assets/liabilities	(6,734,508)	(3,170,945)
Costless Collars	Current assets/liabilities	(3,233,439)	(6,317,795)
Costless Collars	Non-current liabilities	(821,070)	(5,221,510)
Total Derivative Liabilities		$(18,981,068)	$(16,747,320)

The following disclosures are applicable to the Company’s financial statements, as of March 31, 2013 and 2012, respectively:

Derivative Type	Location of Loss for Effective and Ineffective Portion of Derivative In Income	Amount of Loss Reclassified from AOCI into Income
		Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Commodity - Cash Flow	Loss on Settled Derivatives	$-	$101,309

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  When the Company has netting arrangements with its counter parties that provide for offsetting payables against receivables from separate derivative instruments these assets and liabilities are netted on the balance sheet.  The tables presented below provide reconciliation between the gross assets and liabilities and the amounts reflected on the balance sheet.  The amounts presented exclude derivative settlement receivables and payables as of the balance sheet dates.

	Estimated Fair Value at March 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Derivative Assets:
Current assets	$4,879,600	$(4,305,727)	$573,873
Non-current assets	2,501,273	(1,329,661)	1,171,612
Total Derivative Assets	$7,380,873	$(5,635,388)	$1,745,485

Offsetting of Derivative Liabilities:
Current liabilities	$(11,425,490)	$4,305,727	$(7,119,763)
Non-current liabilities	(7,555,578)	1,329,661	(6,225,917)
Total Derivative Liabilities	$(18,981,068)	$5,635,388	$(13,345,680)

	Estimated Fair Value at December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Derivative Assets:
Current assets	$12,450,062	$(8,354,865)	$4,095,197
Non-current assets	7,607,719	(5,844,711)	1,763,008
Total Derivative Assets	$20,057,781	$(14,199,576)	$5,858,205

Offsetting of Derivative Liabilities:
Current liabilities	$(8,354,865)	$8,354,865	$-
Non-current liabilities	(8,392,456)	5,844,711	(2,547,745)
Total Derivative Liabilities	$(16,747,321)	$14,199,576	$(2,547,745)

NOTE 13    SUBSEQUENT EVENTS

In connection with preparing the unaudited financial statements for the three months ended March 31, 2013, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the financial statements.

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

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results described in these statements.  Forward-looking statements speak only as of the date they are made.  You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by subsequent reports we file with the SEC (including this report), which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

As of December 31, 2012, our proved reserves were 67.6 MMBoe (all of which were in the Williston Basin) as estimated by Ryder Scott, our independent reservoir engineering firm, representing a 44% growth in proved reserves compared to year end 2011.  As of December 31, 2012, 45% of our reserves were classified as proved developed and 90% of our reserves were oil.

Our average daily production in the first quarter of 2013 was approximately 11,115 Boe per day, of which approximately 90% was oil.  Our first quarter 2013 average daily production increased 30% year-over-year, as compared to an average of 8,517 Boe per day in the first quarter of 2012. As of March 31, 2013, we participated in 1,355 gross (115.8 net) producing wells.

As of March 31, 2013, we leased approximately 676,532 gross (181,823 net) acres, of which 100% were located in the Williston Basin of North Dakota and Montana.  In 2012, we acquired or earned through farm-in arrangements approximately 17,590 net mineral acres at an average cost of approximately $1,788 per net acre.  During the quarter ended March 31, 2013, we acquired approximately 6,022 net mineral acres at an average cost of approximately $1,087 per net acre.

Highlights from First Quarter 2013 Results

During the three months ended March 31, 2013, we achieved the following financial and operating results:

•	Including the effect of realized losses from derivative contracts, oil, gas and NGL sales increased 38% for the three month period ended March 31, 2013 as compared to the same period last year;

•	Average daily production reached 11,115 Boe per day;

•	Participated in the completion of 128 gross (9.6 net) wells

•	Entered into additional derivative contracts for 2013, 2014 and 2015; and

•	Increased the borrowing base under our revolving credit facility from $350 million to $400 million.

Total oil, gas, and NGL sales increased 28% for the first quarter of 2013 compared to the same period in 2012.  This increase was due to higher production levels resulting from the addition of 9.6 net wells added in the first quarter of 2013.  Average realized prices on a per Boe basis (including realized gains (losses) from derivative contracts) were 7% higher in the first quarter of 2013 compared to the same period in 2012.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX WTI benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX WTI and the sales prices we receive for our oil production. Lower oil price differentials increased our oil and gas sales in the first quarter of 2013 as compared to the first quarter of 2012.  Relatively mild weather in North Dakota in the winter of 2011-2012 allowed production throughout the winter (increasing supply) while some refineries were down for routine maintenance (decreasing demand).  This caused oil price differentials to increase for a short period during the first half of 2012, which have subsequently declined to more typical historical levels due to various rail projects coming online, refineries completing their seasonal maintenance and the reversal of the Seaway pipeline from Cushing, Oklahoma to the Gulf Coast.  Our oil price differential to the NYMEX WTI benchmark price during the first quarter of 2013 was $3.62 per barrel, as compared to $14.09 per barrel in the first quarter of 2012.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells has increased significantly over the past few years as rising oil prices have triggered increased drilling activity in the Williston Basin. Although individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the choice of proppant (sand or ceramic), the total cost of drilling and completing an oil well has increased.  This increase is largely due to longer horizontal laterals and more fracture stimulation stages, but also higher demand for rigs and completion services throughout the region.  In addition, because of the rapid growth in drilling, the availability of well completion services has at times been constrained, resulting at times in a backlog of wells that are awaiting completion.

Market Conditions

Prices for various quantities of natural gas, natural gas liquids (“NGLs”) and oil that we produce significantly impact our revenues and cash flows. Commodity prices have been volatile in recent years. The following table lists average New York Mercantile Exchange (“NYMEX”) prices for natural gas and oil for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Average NYMEX prices(a)
Natural gas (per mcf)	$3.48	$2.50
Oil (per bbl)	$94.36	$103.03
________________
(a)	Based on average NYMEX closing prices.

Results of Operations for the periods ended March 31, 2013 and March 31, 2012

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended March 31,
	2013	2012	% Change
Net Production:
Oil (Bbl)	902,738	717,518	26%
Natural Gas and NGLs (Mcf)	585,412	345,427	69
Total (Boe)	1,000,306	775,089	29

Net Sales:
Oil Sales	$80,007,563	$62,674,342	28
Natural Gas and NGL Sales	3,164,098	2,465,054	28
Loss on Settled Derivatives	(371,283)	(5,335,597)	(93)
Unrealized Loss on Derivative Instruments	(14,910,655)	(9,364,913)	59
Other Revenue	8,359	84,106	(90)
Total Revenues	67,898,082	50,522,992	34

Average Sales Prices:
Oil (per Bbl)	$88.63	$87.35	1
Effect of Loss on Settled Derivatives on Average Price (per Bbl)	(0.41)	(7.44)	(94)
Oil Net of Settled Derivatives (per Bbl)	88.22	79.91	10
Natural Gas and NGLs (per Mcf)	5.40	7.14	(24)
Realized price on a Boe basis including all realized derivative settlements	82.78	77.16	7

Operating Expenses:
Production Expenses	$8,641,210	$6,513,348	33
Production Taxes	7,811,304	6,078,885	28
General and Administrative Expense (Including Non-Cash Share Based Compensation)	3,988,806	4,681,378	(15)
Depletion of Oil and Gas Properties	26,668,171	18,309,500	46

Costs and Expenses (per Boe):
Production Expenses	$8.64	$8.40	3
Production Taxes	7.81	7.84	0
General and Administrative Expense (Including Non-Cash Share Based Compensation)	3.99	6.04	(34)
Depletion of Oil and Gas Properties	26.66	23.62	13

Net Producing Wells at Period End	115.8	71.8	61

Oil and Natural Gas Sales

In the first quarter of 2013, oil, natural gas and NGL sales increased 28% as compared to the first quarter of 2012, driven primarily by a 29% increase in production and partially aided by an 7% increase in realized prices taking into account the effect of settled derivatives.  In addition, the higher average realized price in the first quarter of 2013 as compared to the same period in 2012 was driven by a lower oil differential.  Oil differential during the first quarter of 2013 was $3.62 per barrel, as compared to $14.09 per barrel in the first quarter of 2012.

As discussed above, our production continues to grow through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our oil and natural gas sales from existing wells.  During the first quarter of 2013, our production volumes increased 29% as compared to the first quarter of 2012.  Production primarily increased due to our continued addition of net producing wells.

Derivative Instruments

For the three months ended March 31, 2013, we incurred a loss on settled derivatives of $0.4 million, compared to a $5.3 million loss for the three months ended March 31, 2012.  Our average realized price (including all derivative settlements) received during the first quarter of 2013 was $82.78 per Boe compared to $77.16 per Boe in the first quarter of 2012.  Our average realized price (including all derivative settlements) calculation includes all cash settlements for derivatives.

We had mark-to-market derivative losses of $14.9 million in the first quarter of 2013 compared to a $9.4 million loss in the first quarter of 2012.  At March 31, 2013, all of our derivative contracts were recorded at their fair value, which was a net liability of $11.6 million, a decrease of $9.6 million from the $21.2 million net liability recorded as of March 31, 2012.

Production Expenses

Production expenses were $8.6 million in the first quarter of 2013 compared to $6.5 million in the first quarter of 2012.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses per Boe increased from $8.40 per barrel sold in the first quarter of 2012 to $8.64 in first quarter of 2013. The largest cost driver in our Williston Basin operations is the disposal of water.  On an absolute dollar basis, our production expenses in the first quarter of 2013 were 33% higher when compared to the same quarter in 2012 due to production levels increasing 29%, higher water hauling and disposal costs and workover expenses.

Production Taxes

We pay production taxes based on realized crude oil and natural gas sales.  These costs were $7.8 million in the first quarter of 2013 compared to $6.1 million in the first quarter of 2012.  As a percent of oil and natural gas sales, our production taxes were 9.4% and 9.3% in the three month periods ended 2013 and 2012, respectively.  The 2013 average production tax rate was higher than the 2012 average due to fewer well additions that qualified for reduced rates/or tax exemptions during 2013.  Certain of our production is in Montana and North Dakota jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.

General and Administrative Expense

General and administrative expense was $4.0 million for the first quarter of 2013 compared to $4.7 million for the first quarter of 2012.  The 2013 decrease of $0.7 million when compared to 2012 was primarily due to a decrease in share based compensation ($1.1 million), partially offset by increased salaries and benefits ($0.3 million) and increased travel expense ($0.1 million).

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $26.8 million in the first quarter of 2013 compared to $18.4 million in the first quarter of 2012.  Depletion expense, the largest component of DD&A, was $26.66 per Boe in the first quarter of 2013 compared to $23.62 per Boe in the first quarter of 2012.  The aggregate increase in depletion expense for 2013 compared to 2012 was driven by a 29% increase in production.  Additionally, depletion rates rose in 2013 due to an increase in our future development cost estimates to reflect the changes in well completion methodologies (e.g. more stimulation costs per well due to longer lateral extensions).  Depletion rates in new plays tend to be higher in the beginning as increased initial outlays are amortized over proved reserves based on early stages of evaluations.  As these plays mature, new technologies, well completion methodologies and additional historical operating information impact the reserve evaluations.  Depreciation, amortization and accretion was $0.1 million in first quarter of 2013 compared to $0.1 million in the first quarter of 2012.  The following table summarizes DD&A expense per Boe for the first quarters of 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Change	Change
Depletion	$26.66	$23.62	$3.04	13%
Depreciation, amortization, and accretion	0.12	0.15	(0.03)	(20%)
Total DD&A expense	$26.78	$23.77	$3.01	13%

Interest Expense

Interest expense, net of capitalized interest, was $6.1 million for the first quarter of 2013 compared to $0.2 million in the first quarter of 2012.  The increase in interest expense was due to the higher rate of interest on our 8.000% senior unsecured notes due 2020, which were outstanding during the first quarter of 2013 but not the first quarter of 2012.

Income Tax Provision

The provision for income taxes was $5.6 million in the first quarter of 2013 compared to $5.8 million in the first quarter of 2012. The effective tax rate in 2013 was 38.5% compared to an effective tax rate of 39.8% in 2012.The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates.

Non-GAAP Financial Measures

We define Adjusted Net Income as net income excluding unrealized gain (loss) on derivative instruments, net of tax.  Our Adjusted Net Income for the first quarter of 2013 was $18.1 million (representing approximately $0.29 per diluted share), compared to $14.4 million (representing approximately $0.23 per diluted share) for the first quarter of 2012.  The increase in non-GAAP net income is primarily due to our continued addition of crude oil and natural gas production from new wells and higher realized commodity prices in 2013 compared to 2012.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization, and accretion, (iv) unrealized gain (loss) on derivative instruments and (v) non-cash share based compensation expense.  Adjusted EBITDA for the first quarter of 2013 was $63.5 million, compared to Adjusted EBITDA of $44.8 million for the first quarter of 2012.  The increase in Adjusted EBITDA is primarily due to our continued addition of crude oil and natural gas production from new wells and higher realized commodity prices in 2013 compared to 2012.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended March 31,
	2013	2012

Net Income	$8,951,519	$8,805,911
Add:
Unrealized Loss on Derivative Instruments, Net of Tax	9,169,655	5,637,913
Adjusted Net Income	$18,121,174	$14,443,824

Weighted Average Shares Outstanding - Basic	62,857,322	62,239,237
Weighted Average Shares Outstanding - Diluted	63,316,301	62,670,156

Net Income Per Common Share - Basic	$0.14	$0.14
Add:
Change due to Unrealized Loss on Derivative Instruments, Net of Tax	0.15	0.09
Adjusted Net Income Per Common Share - Basic	$0.29	$0.23

Net Income Per Common Share - Diluted	$0.14	$0.14
Add:
Change due to Unrealized Loss on Derivative Instruments, Net of Tax	0.15	0.09
Adjusted Net Income Per Common Share - Diluted	$0.29	$0.23

Reconciliation of Adjusted EBITDA

	Three Months Ended March 31,
	2013	2012

Net Income	$8,951,519	$8,805,911
Add:
Interest Expense	6,108,000	196,299
Income Tax Provision	5,604,614	5,825,350
Depreciation, Depletion, Amortization, and Accretion	26,792,693	18,422,221
Non-Cash Share Based Compensation	1,122,274	2,204,927
Unrealized Loss on Derivative Instruments	14,910,655	9,364,913
Adjusted EBITDA	$63,489,755	$44,819,621

Liquidity and Capital Resources

Overview

Historically, our main sources of liquidity and capital resources have been internally generated cash flow from operations, credit facility borrowings and issuances of equity.  We generally maintain low cash and cash equivalent balances because we use cash from operations to fund our development activities or reduce our bank debt.   We continue to take steps to ensure adequate capital resources and liquidity to fund our capital expenditure program.  In February 2012, we amended and restated the credit agreement governing our revolving credit facility (the “Revolving Credit Facility”) to increase the maximum facility size to $750 million, subject to a borrowing base that is currently $400 million.  In May 2012, we issued $300 million in Notes (as described below), due June 1, 2020.

With our Revolving Credit Facility and our anticipated cash reserves and cash from operations, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the current year. Any significant acquisition of additional properties or significant increase in drilling activity may require us to seek additional capital. We may also choose to seek additional financing from the capital markets rather than utilize our Revolving Credit Facility to fund such activities. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all.

At March 31, 2013, our debt to total capitalization ratio was 42%, we had $439 million of total debt outstanding, $596.7 million of stockholders’ equity, and $8.5 million of cash on hand.  Additionally, at March 31, 2013, there was $261 million of availability under our Revolving Credit Facility.  At December 31, 2012, we had $424 million of debt outstanding, $586.2 million of stockholders’ equity, and $13.4 million of cash on hand.

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives.  Our cash flows from operations also are impacted by changes in working capital.  We generally maintain low cash and cash equivalent balances because we use available funds to fund our development activities or reduce our bank debt.  Short-term liquidity needs are satisfied by borrowings under our revolving credit facility.  We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future oil production for the next 12 to 36 months.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under the revolving credit facility.  As of March 31, 2013, we had entered into derivative agreements covering 2.6 million barrels for 2013, 3.9 million barrels for 2014 and 0.4 million barrels for 2015, with weighted average floor prices of $90.83, $90.47, and $89.53 respectively.

Our cash flows for the three month periods ended March 31, 2013 and 2012 are presented below:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$56,357	$38,613
Net cash used in investing activities	(76,051)	(145,107)
Net cash provided by financing activities	14,788	104,049
Net change in cash	$(4,906)	$(2,445)

Cash flows provided by operating activities

Net cash provided by operating activities for the three months ended March 31, 2013 was $56.4 million compared to $38.6 million provided by operations during the three months ended March 31, 2012.  This increase was due to higher production from development activity and higher realized prices, which was partially offset by higher operating costs. Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements.  Changes in working capital (as reflected in our statements of cash flows) in the three months ended March 31, 2013 was a decrease of $1.5 million compared to a decrease of $6.1 million in the same period of the prior year.

Cash flows used in investing activities

We had cash flows used in investing activities of $76.1 million and $145.1 million during the three month periods ended March 31, 2013 and 2012, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  The 48% decrease in cash used in investing activities for the first quarter of 2013 as compared to same period of 2012 was attributable to decreased oil and gas spending driven by fewer well completions in the first quarter of 2013 as compared to the same period of 2012.  Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $23.0 million higher at March 31, 2013 compared to December 31, 2012.

Cash flows provided by financing activities

Net cash provided by financing activities was $14.8 million and $104.0 million during the three months ended March 31, 2013 and 2012, respectively.  Higher cash flows from operating activities and lower cash flows used in investing activities in the first quarter of 2013 compared to the same period of 2012 required fewer advances under our revolving credit facility.

Revolving Credit Facility

In February 2012, we entered into an amended and restated credit agreement governing our Revolving Credit Facility, which replaced our previous revolving credit facility.  The new facility, secured by substantially all of our assets, provides for an initial commitment equal to the lesser of the facility amount or the borrowing base.  At March 31, 2013, the maximum facility amount was $750 million and the borrowing base was $400 million.  Our bank group is comprised of a group of commercial banks, with no single bank holding more than 12% of the total facility.  Under the terms of the Revolving Credit Facility, we are limited to $500 million of permitted additional indebtedness, as defined in the credit agreement.  The borrowing base is reduced by 25% of the stated amount of the permitted additional indebtedness.  The $300 million in Notes (as described below) is “permitted additional indebtedness” as defined in the Revolving Credit Facility.  The Revolving Credit Facility provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  As of March 31, 2013, we had $139 million in outstanding borrowings under our Revolving Credit Facility, leaving $261 million of borrowing capacity available to us.  The Revolving Credit Facility will expire and all outstanding borrowings under it will mature on January 1, 2017.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.75% to 1.75% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.75% to 2.75%.  The applicable spread is dependent upon borrowings relative to the borrowing base.  We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%, depending on outstanding borrowings relative to the borrowing base.  The Revolving Credit Facility is subject to negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make certain types of investments.  In addition, we are required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.0 to 1.0, a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0 and a ratio of EBITDAX to interest expense of no less than 3.0 to 1.0.  We were in compliance with our covenants under the Revolving Credit Facility at March 31, 2013.

8% Senior Notes due 2020

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

Capital Expenditures

Our primary needs for cash are for exploration, development and acquisition of oil and natural gas properties and payment of interest on outstanding indebtedness.  Our capital expenditure budget for 2013 is currently expected to range between $420 and $440 million.  The total capital expenditure budget includes drilling and completion costs ranging between $370 and $390 million, $20 million on acreage acquisitions and approximately $30 million on other capital expenditure activities.  During the first quarter of 2013, we incurred $88.7 million of capital on drilling and completion costs, $7.4 million on acreage and related activities, and $4.4 million on other capital expenditure activities.  As of March 31, 2013, we were participating in 152 gross (12.2 net) wells that were being actively drilled or awaiting completion.

Development and acquisition activities are highly discretionary and we monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns.

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

Contractual Obligations and Commitments

Our material long-term debt obligations, capital lease obligations and operating lease obligations or purchase obligations are included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and have not materially changed since that report was filed.

Significant Accounting Policies

Our critical accounting policies involving significant estimates include impairment testing of natural gas and crude oil production properties, asset retirement obligations, revenue recognition, derivative instruments and hedging activity, and income taxes.  There were no material changes in our critical accounting policies involving significant estimates from those reported in our 2012 Annual Report on Form 10-K.

A description of our critical accounting policies was provided in Note 2 to the Financial Statements provided in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and, except as set forth below, have not materially changed since that report was filed.

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and other factors.  Historically, the markets for oil and natural gas have been volatile, and our management believes these markets will likely continue to be volatile in the future.  The prices we receive for our production depend on numerous factors beyond our control.  Our revenue during 2013 and 2012 generally would have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices.

We enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil price volatility.  On November 1, 2009, due to the volatility of price differentials in the Williston Basin, we de-designated all derivatives that were previously classified as cash flow hedges and we have elected not to designate any subsequent derivative contracts as accounting hedges.  As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to loss on settled derivatives and unrealized mark-to-market gains or losses are recorded to unrealized loss on derivative instruments on the statements of income rather than as a component of other comprehensive income or other income (expense).

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production over a rolling 36 month horizon.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under our Revolving Credit Facility.  As of March 31, 2013, we had entered into derivative agreements covering 2.6 million barrels for 2013, 3.9 million barrels for 2014 and 0.4 million barrels for 2015.

The following table summarizes the oil derivative contracts that we have entered into for each year as of March 31, 2013:

Contract Type	Volume Hedged (Bbl)	West Texas Intermediate Strike Price/Bbl)	Term
Collar	106,107	$90.00/$103.50	Apr 1 - Dec 31, 2013
Collar	98,303	$90.00/$106.50	Apr 1 - Dec 31, 2013
Collar	160,910	$90.00/$110.00	Apr 1 - Dec 31, 2013
Collar	129,488	$95.00/$107.00	Apr 1 - Dec 31, 2013
Collar	360,000	$95.00/$110.70	Apr 1 - Dec 31, 2013
Collar	546,911	$85.00/$98.00	Apr 1 - Dec 31, 2013
Collar	90,000	$90.25/$97.95	Apr 1 - Dec 31, 2013
Collar	96,000	$95.00/$106.90	Jul 1 - Dec 31, 2013
Collar	45,000	$93.00/$100.00	Apr 1 - Dec 31, 2013
Swap	180,000	$91.10	Apr 1 - Dec 31, 2013
Swap	270,000	$89.50	Apr 1 - Dec 31, 2013
Swap	180,000	$91.65	Apr 1 - Dec 31, 2013
Swap	90,000	$94.50	Apr 1 - Dec 31, 2013
Swap	90,000	$94.50	Apr 1 - Dec 31, 2013
Swap	18,750	$88.40	July 1 - Dec 31, 2013
Swap	18,750	$88.50	July 1 - Dec 31, 2013
Swap	18,750	$88.55	July 1 - Dec 31, 2013
Swap	18,750	$88.60	July 1 - Dec 31, 2013
Swap	60,000	$102.30	July 1 - Dec 31, 2013
2013 Total/Average	2,577,719	$90.83

Swap	300,000	$89.50	Jan 1 - June 30, 2014
Swap	240,000	$90.00	Jan 1 - June 30, 2014
Swap	240,000	$91.00	Jan 1 - Dec 31, 2014
Swap	240,000	$91.65	Jan 1 - Dec 31, 2014
Swap	240,000	$90.15	Jan 1 - Dec 31, 2014
Swap	240,000	$100.00	Jan 1 - June 30, 2014
Swap	30,000	$90.58	July 1 - Dec 31, 2014
Swap	120,000	$91.35	Jan 1 - Dec 31, 2014
Swap	120,000	$90.00	July 1 - Dec 31, 2014
Swap	120,000	$90.00	Jan 1 - Dec 31, 2014
Swap	120,000	$90.00	July 1 - Dec 31, 2014
Swap	120,000	$93.50	July 1 - Dec 31, 2014
Swap	345,000	$88.60	Jan 1 - Dec 31, 2014
Swap	345,000	$88.55	Jan 1 - Dec 31, 2014
Swap	345,000	$88.50	Jan 1 - Dec 31, 2014
Swap	345,000	$88.40	Jan 1 - Dec 31, 2014
Swap	120,000	$93.00	Jan 1 - Dec 31, 2014
Collar	240,000	$90.00/$99.05	Jan 1 - Dec 31, 2014
2014 Total/Average	3,870,000	$90.47
Swap	60,000	$90.25	Jan 1 - Jun 30, 2015
Swap	60,000	$90.50	Jan 1 - Jun 30, 2015
Swap	60,000	$90.75	Jan 1 - Jun 30, 2015
Swap	180,000	$88.55	Jan 1 - Jun 30, 2015
2015 Total/Average	360,000	$89.53

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement.  During the three month period ended March 31, 2013, we had $143 million in average outstanding borrowings under our Revolving Credit Facility at a weighted average rate of 2.24%.  We have the option to designate the reference rate of interest for each specific borrowing under the Revolving Credit Facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate (“LIBOR”) will bear interest at a rate equal to LIBOR plus a spread ranging from 1.75% to 2.75% depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 0.75% to 1.75%, depending on the percentage of borrowing base that is currently advanced.  We have the option to designate either pricing mechanism.  Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

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

As of March 31, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
January 1, 2013 to January 31, 2013	1,632	$17.08	-	$150 million
Month #2
February 1, 2013 to February 28, 2013	-	-	-	150 million
Month #3
March 1, 2013 to March 31, 2013	-	-	-	150 million
Total	1,632	$17.08	-	$150 million
_____________________

(1)	All shares purchased reflect shares surrendered by company employees in satisfaction of tax obligations in connection with restricted stock awards.
(2)
In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million shares of our company’s outstanding common stock.  We have not made any repurchases under this program to date.

Item 5.  Other Information

On January 1, 2013, we adopted 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01), which requires clarification of the specific instruments that should be considered in these disclosures.  We have netting arrangements with certain counter parties that provide for offsetting payables against receivables from separate derivative instruments, these assets and liabilities are netted on the balance sheet and therefore we were required to retrospectively adopt additional disclosure requirements per ASU 2013-01.

The following presents the retrospective application of ASU 2013-01 by providing reconciliation between the gross assets and liabilities and the amounts reflected on the balance sheet at December 31, 2011.

	Estimated Fair Value at December 31, 2011
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Commodity Derivatives:
Current assets	$2,218,010	$(2,218,010)	$-
Non-current assets	8,766,484	(8,766,484)	-
Total Derivative Assets	$10,984,494	$(10,984,494)	$-

Offsetting of Commodity Derivatives:
Current liabilities	$(11,581,078)	$2,218,010	$(9,363,068)
Non-current liabilities	(11,341,387)	8,766,484	(2,574,903)
Total Derivative Liabilities	$(22,922,465)	$10,984,494	$(11,937,971)

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	May 7, 2013	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	May 7, 2013	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of Northern Oil and Gas, Inc. dated June 28, 2010	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2012
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012
10.1	Employment Agreement by and between Northern Oil and Gas, Inc. and Brandon Elliott, dated January 1, 2013	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2013
10.2	Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on April 19, 2013
10.3	Third Amendment to Third Amended and Restated Credit Agreement, dated March 28, 2013, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2013
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document(1)	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed herewith

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