Form 10-Q
period 2013-06-30
NORTHERN OIL & GAS, INC.
filed 2013-08-09
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐ No ☒

As of July 31, 2013, there were 63,808,355 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2013

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012
	June 30, 2013 (unaudited)	December 31, 2012
CURRENT ASSETS
Cash and Cash Equivalents	$18,095,437	$13,387,998
Trade Receivables	69,571,190	70,219,669
Advances to Operators	1,640,014	3,109,591
Prepaid Expenses and Other	2,800,560	1,707,089
Derivative Instruments	2,504,212	4,095,197
Deferred Tax Asset	3,350,000	1,695,000
Total Current Assets	97,961,413	94,214,544

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	1,362,425,608	1,159,191,601
Unproved	81,616,025	82,926,384
Other Property and Equipment	1,400,756	3,158,224
Total Property and Equipment	1,445,442,389	1,245,276,209
Less – Accumulated Depreciation and Depletion	214,952,621	162,031,493
Total Property and Equipment, Net	1,230,489,768	1,083,244,716

DERIVATIVE INSTRUMENTS	7,801,584	1,763,008

DEBT ISSUANCE COSTS, net of accumulated amortization of $4,033,478 at June 30, 2013 and $2,872,598 at December 31, 2012	16,310,025	11,713,030

TOTAL ASSETS	$1,352,562,790	$1,190,935,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$108,389,431	$95,822,162
Accrued Expenses	2,253,743	2,454,085
Accrued Interest	3,333,333	2,180,416
Derivative Instruments	4,749,779	-
Total Current Liabilities	118,726,286	100,456,663

LONG-TERM LIABILITIES
Revolving Credit Facility	-	124,000,000
8% Senior Notes, net of accumulated amortization of bond premium of $216,814 at June 30, 2013 and $0 at December 31, 2012	510,283,186	300,000,000
Derivative Instruments	146,544	2,547,745
Other Noncurrent Liabilities	1,891,210	1,570,630
Deferred Tax Liability	98,060,000	76,175,000
Total Long-Term Liabilities	610,380,940	504,293,375

TOTAL LIABILITIES	729,107,226	604,750,038

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	-	-
Common Stock, Par Value $.001; 95,000,000 Authorized, (6/30/2013 – 63,808,355 Shares Outstanding and 12/31/2012 – 63,532,622 Shares Outstanding)	63,808	63,532
Additional Paid-In Capital	468,773,256	465,466,420
Retained Earnings	154,618,500	120,655,308
Total Stockholders’ Equity	623,455,564	586,185,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,352,562,790	$1,190,935,298
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES
Oil and Gas Sales	$79,623,169	$70,439,015	$162,794,830	$135,578,411
Loss on Settled Derivatives	(498,817)	(1,094,885)	(870,100)	(6,430,482)
Unrealized Gain on Derivative Instruments	17,009,668	49,799,311	2,099,013	40,434,398
Other Revenue	27,783	64,160	36,142	148,266
Total Revenues	96,161,803	119,207,601	164,059,885	169,730,593

OPERATING EXPENSES
Production Expenses	10,397,171	7,292,253	19,038,381	13,805,601
Production Taxes	7,561,156	6,658,004	15,372,460	12,736,889
General and Administrative Expense	3,915,298	4,419,607	7,904,104	9,100,985
Depletion of Oil and Gas Properties	26,435,050	25,519,809	53,103,221	43,829,309
Depreciation and Amortization	92,867	102,307	187,142	199,396
Accretion of Discount on Asset Retirement Obligations	31,209	21,821	61,456	37,453
Total Expenses	48,432,751	44,013,801	95,666,764	79,709,633

INCOME FROM OPERATIONS	47,729,052	75,193,800	68,393,121	90,020,960

OTHER INCOME (EXPENSE)
Interest Expense	(7,819,591)	(2,728,104)	(13,927,591)	(2,924,403)
Other (Expense) Income	(267,788)	700	(267,724)	1,100
Total Other Income (Expense)	(8,087,379)	(2,727,404)	(14,195,315)	(2,923,303)

INCOME BEFORE INCOME TAXES	39,641,673	72,466,396	54,197,806	87,097,657

INCOME TAX PROVISION	14,630,000	28,840,000	20,234,614	34,665,350

NET INCOME	$25,011,673	$43,626,396	$33,963,192	$52,432,307

OTHER COMPREHENSIVE INCOME NET OF TAX
Reclassification of Derivative Instruments Included in Income (Net of Tax of $39,000 for the Six Months ended June 30,2012)	-	-	-	62,309
Total Other Comprehensive Income	$-	$-	$-	$62,309

COMPREHENSIVE INCOME	$25,011,673	$43,626,396	$33,963,192	$52,494,616

Net Income Per Common Share – Basic	$0.40	$0.70	$0.54	$0.84
Net Income Per Common Share – Diluted	$0.39	$0.70	$0.54	$0.84
Weighted Average Shares Outstanding – Basic	62,973,916	62,399,869	62,915,941	62,319,553
Weighted Average Shares Outstanding – Diluted	63,358,152	62,705,473	63,337,342	62,687,814
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$33,963,192	$52,432,307
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depletion of Oil and Gas Properties	53,103,221	43,829,309
Depreciation and Amortization	187,142	199,396
Amortization of Debt Issuance Costs	1,160,880	532,264
Amortization of Senior Unsecured Notes Premium	(216,814)	-
Accretion of Discount on Asset Retirement Obligations	61,456	37,453
Deferred Income Taxes	20,230,000	34,660,000
Unrealized Gain on Derivative Instruments	(2,099,013)	(40,434,398)
Amortization of Deferred Rent	(7,327)	(16,615)
Share - Based Compensation Expense	2,307,870	4,296,899
Changes in Working Capital and Other Items:
Decrease (Increase) in Trade Receivables	648,479	(14,644,692)
Increase in Prepaid Expenses and Other	(524,530)	(311,882)
Increase in Accounts Payable	669,303	288,100
Increase in Accrued Interest	1,152,917	2,901,202
(Decrease) Increase in Accrued Expenses	(200,343)	1,792,106
Net Cash Provided By Operating Activities	110,436,433	85,561,449

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Gas Properties and Development Capital Expenditures	(187,242,287)	(283,868,815)
Proceeds from Sale of Oil and Gas Properties	908,000	-
Purchases of Other Equipment and Furniture	(88,707)	(172,605)
Net Cash Used For Investing Activities	(186,422,994)	(284,041,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	58,000,000	322,600,000
Repayments on Revolving Credit Facility	(182,000,000)	(392,500,000)
Issuance of Senior Unsecured Notes	210,500,000	300,000,000
Debt Issuance Costs Paid	(5,757,875)	(11,590,886)
Repurchase of Common Stock	(48,125)	(1,173,315)
Proceeds from Exercise of Stock Options	-	36,260
Net Cash Provided by Financing Activities	80,694,000	217,372,059

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,707,439	18,892,088

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	13,387,998	6,279,587

CASH AND CASH EQUIVALENTS – END OF PERIOD	$18,095,437	$25,171,675

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$14,246,467	$1,922,026
Cash Paid During the Period for Income Taxes	$13,614	$5,350

Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	$103,674,079	$138,664,705
Payment of Compensation through Issuance of Common Stock	$3,355,237	$10,311,964
Capitalized Asset Retirement Obligations	$266,451	$302,353
Non-Cash Compensation Capitalized on Oil and Gas Properties	$1,047,367	$6,015,065

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of June 30, 2013, approximately 55% of Northern’s 182,400 total net acres were developed.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein is unaudited, except for the balance sheet as of December 31, 2012, which has been derived from the Company’s audited financial statements for the year ended December 31, 2012.  However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

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

The allowance for doubtful accounts at June 30, 2013 and December 31, 2012 was $925,000 and $0, respectively.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.  Depreciation expense was $92,867 and $102,307 for the three months ended June 30, 2013 and 2012, respectively.  Depreciation expense was $187,142 and $199,396 for the six months ended June 30, 2013 and 2012, respectively.

Full Cost Method

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the three and six months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Capitalized Certain Payroll and Other Internal Costs	$721,554	$3,082,191	$1,362,450	$7,286,630
Capitalized Interest Costs	1,543,618	1,604,367	2,928,776	2,615,341
Total	$2,265,172	$4,686,558	$4,291,226	$9,901,971

As of June 30, 2013, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  There were no property sales in the six months ended June 30, 2013 and 2012.

Capitalized costs associated with impaired properties and capitalized cost related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three months ended June 30, 2013 and 2012, the Company transferred into the full cost pool costs related to expired leases of $4.1 million and $0.7 million, respectively.  For the six months ended June 30, 2013 and 2012, the Company transferred into the full cost pool costs related to expired leases of $8.0 million and $2.6 million, respectively.

Capitalized costs of crude oil and natural gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved crude oil and natural gas reserves plus the cost of unproved properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the 12-month average price of crude oil and natural gas to estimated future production of proved crude oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.  As of June 30, 2013, the Company has not realized any impairment of its properties.

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

Debt Issuance Costs

At June 30, 2013, the Company had capitalized debt issuance costs of $6.0 million in connection with the revolving credit facility and $14.4 million in connection with the “8% Senior Notes Due 2020” (see Note 4).  These debt issuance costs are being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.

The amortization of debt issuance costs for the three months ended June 30, 2013 and 2012 was $654,693 and $383,577, respectively.  The amortization of debt issuance costs for the six months ended June 30, 2013 and 2012 was $1,160,880 and $532,264, respectively.

Bond Premium on Senior Notes

At June 30, 2013, the Company had recorded a bond premium of $10.5 million in connection with the “8% Senior Notes Due 2020” (see Note 4).  This bond premium is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.

The amortization of the bond premium for the three months ended June 30, 2013 and 2012 was $216,814 and $0, respectively.  The amortization of the bond premium for the six months ended June 30, 2013 and 2012 was $216,814 and $0, respectively.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of June 30, 2013 and December 31, 2012, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

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

Stock-Based Compensation

The Company records expense associated with the fair value of stock-based compensation.  For fully vested stock and restricted stock grants the Company calculates the stock-based compensation expense based upon estimated fair value on the date of grant.  For stock options, the Company uses the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  No valuation allowance has been recorded as of June 30, 2013 and December 31, 2012.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding – basic	62,973,916	62,399,869	62,915,941	62,319,553
Plus: Potentially dilutive common shares
Stock options and restricted stock	384,236	305,604	421,401	368,261
Weighted average common shares outstanding – diluted	63,358,152	62,705,473	63,337,342	62,687,814

Restricted stock excluded from EPS due to the anti-dilutive effect	3,786	24,835	10,565	17,234

As of June 30, 2013 and 2012, potentially dilutive shares from stock options were 251,963 and 255,463, respectively.

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

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Crude oil and natural gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment identified as of June 30, 2013 and December 31, 2012.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Recently Adopted

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  In January 2013, the FASB issued Balance Sheet (Topic 210) — Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU No. 2013-01) to clarify the specific instruments that should be considered in these disclosures.  These disclosure requirements do not affect the presentation of amounts in the balance sheets, and were effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual reporting periods.

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of comprehensive income from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  In the past, acquisitions have been funded with internal cash flow, bank borrowings and the issuance of equity securities.  Purchases of properties and development capital expenditures that were in accounts payable and not yet paid in cash at June 30, 2013 and December 31, 2012 were approximately $103.7 million and $91.8 million, respectively.

Acquisitions

For the six months ended June 30, 2013, the Company acquired approximately 10,497 net mineral acres, for an average cost of approximately $1,075 per net acre, in its key prospect areas in the form of effective leases.

For the six months ended June 30, 2012, the Company acquired or earned through farm-in arrangements approximately 17,338 net mineral acres, for an average cost of approximately $1,881 per net acre, in its key prospect areas in the form of effective leases.

Unproved Properties

Unproved properties not being amortized comprise approximately 63,000 net acres of undeveloped leasehold interests at June 30, 2013 and December 31, 2012.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.

All properties that are not classified as proved properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion.  Once a property is classified as proved, all associated acreage and drilling costs are subject to depletion.  At June 30, 2013 and December 31, 2012, the amounts of capitalized costs excluded from depletion were $81.6 million and $82.9 million, respectively.

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

As of June 30, 2013, the Company was participating in three defined drilling projects with Slawson, with participation interests ranging between 4.5% and 50%, covering an aggregate of approximately 19,600 net acres of leasehold interests held by the Company.  The areas cover the Windsor project area (4.5% participation interest), which includes approximately 2,100 net acres held by the Company, primarily located in Mountrail and surrounding counties of North Dakota.  The South West Big Sky project (20% participation interest) includes approximately 5,500 total net acres held by the Company in Richland County, Montana.  The Lambert project (50% participation interest) includes approximately 12,000 net acres held by the Company in Richland County, Montana.

NOTE 4    REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Revolving Credit Facility

In February 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced its previous revolving credit facility with a syndicated facility.  The Revolving Credit Facility, which is secured by substantially all of the Company’s assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At June 30, 2013, the facility amount was $750 million, the borrowing base was $400 million and was undrawn, leaving $400 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, the Company is limited to $500 million of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The $500 million in Notes described below is “permitted additional indebtedness” as defined in the Revolving Credit Facility.

The Revolving Credit Facility matures on January 1, 2017 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.75% to 1.75% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.75% to 2.75%.  The applicable spread is dependent upon amount of borrowings relative to the borrowing base.  The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At June 30, 2013, the commitment fee was 0.375% and the interest rate margin was 1.75% on LIBOR loans and 0.75% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of its business or operations, merge, consolidate, or make investments. In addition, the Company is required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.0 to 1.0, maintain a ratio of EBITDAX to interest expense (as defined in the credit agreement) of not less that 3.0 to 1.0 and a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0.  The Company was in compliance with its covenants under the Revolving Credit Facility at June 30, 2013.

All of the Company’s obligations under the Revolving Credit Facility are secured by a first priority security interest in any and all assets of the Company.

8.000% Senior Notes Due 2020

On May 18, 2012, the Company issued at par value $300 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “Original Notes”).  On May 13, 2013, the Company issued at a price of 105.25% an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “Follow-on Notes” and, together with the Original Notes, the “Notes”).  Interest is payable on the Notes semi-annually in arrears on each of June 1 and December 1.  The Company currently does not have any subsidiaries and, as a result, the Notes are not currently guaranteed.  Any subsidiaries the Company forms in the future may be required to unconditionally guarantee, jointly and severally, payment obligation under the Notes on a senior unsecured basis.  The issuance of the Original Notes resulted in net proceeds to the Company of approximately $291.2 million and the issuance of the Follow-on Notes resulted in net proceeds to the Company of approximately $200.1 million, which are in use to fund the Company’s exploration, development and acquisition program and for general corporate purposes (including repayment of borrowings that were outstanding under the Revolving Credit Facility at the time the Notes were issued).

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

The Notes are governed by an Indenture (the “Indenture”), dated as of May 18, 2012, by and among the Company and Wilmington Trust, National Association, as trustee (the “Trustee”).

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

Common Stock

The following is a schedule of changes in the number of common stock during the six months ended June 30, 2013 and the year ended December 31, 2012:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Beginning Balance	63,532,622	63,330,421
Stock Based Compensation	28,686	-
Stock Options Exercised	-	10,500
Restricted Stock Grants (Note 6)	287,851	890,379
Other Surrenders	(40,804)	(698,678)
Ending balance	63,808,355	63,532,622

2013 Activity

The Company’s Chief Executive Officer receives shares of common stock as compensation in lieu of any cash base salary.  For the six months ended June 30, 2013, the Company issued 28,686 shares valued at $401,460 to the Chief Executive Officer as compensation in lieu of any cash base salary.

In the six months ended June 30, 2013, 3,107 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $48,000, which was based on the market price on the date the shares were surrendered.

In the six months ended June 30, 2013, 37,697 shares of restricted common stock were surrendered by employees who terminated employment with the Company.

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

NOTE 6     STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

On April 5, 2013, the board of directors approved the Company’s 2013 Incentive Plan (the “2013 Plan”), which was subsequently approved at the 2013 annual meeting of shareholders.  1,500,000 shares were authorized for grant under the 2013 Plan, plus the number of shares remaining available for future grants under the Company’s predecessor 2009 Equity Incentive Plan on the date the shareholders approved the 2013 Plan.  The 2013 Plan is intended to provide a means whereby the Company may be able, by granting equity and other types of awards, to attract, retain and motivate capable and loyal employees, non-employee directors, consultants and advisors of the company, for the benefit of the Company and its shareholders.

Restricted Stock Awards

During the six months ended June 30, 2013, the Company issued 287,851 restricted shares of common stock as compensation to officers, employees and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than February 2017.  As of June 30, 2013, there was approximately $7.6 million of total unrecognized compensation expense related to unvested restricted stock.  This compensation expense will be recognized over the remaining vesting period of the grants.  The Company has assumed a zero percent forfeiture rate for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	Number of Shares	Weighted-Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	777,437	$18.93
Shares Granted	287,851	15.44
Shares Forfeited	(37,697)	16.85
Lapse of Restrictions	(228,708)	18.99
Restricted Shares Outstanding at June 30, 2013	798,883	$17.76

Stock Option Awards

On November 1, 2007, the board of directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Incentive Stock Option Plan.  The Company granted options to purchase 500,000 shares of the Company’s common stock, to members of the board and options to purchase 60,000 shares of the Company’s common stock to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  As of June 30, 2013, options to purchase a total of 251,963 shares remain outstanding but unexercised.  The board of directors determined that no future grants will be made pursuant to the 2006 Incentive Stock Option Plan. All future stock compensation will be issued under the 2013 Plan.

The Company used the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options is recognized as compensation over the vesting period.  There were no stock options granted by the Company in the six months ended June 30, 2013.

Currently Outstanding Options

•	No options were forfeited in the six month period ended June 30, 2013.
•	No options expired during the six month period ended June 30, 2013.
•	Options covering 251,963 shares were exercisable and outstanding at June 30, 2013.
•
There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of June 30, 2013, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	There were no unvested options at June 30, 2013.

NOTE 7     RELATED PARTY TRANSACTIONS

Carter Stewart, a former director of the Company (until August 2011), owned a 25% interest in Gallatin Resources, LLC (“Gallatin”).  Legal counsel for Gallatin informed the Company that Mr. Stewart did not have the power to control Gallatin because each member of Gallatin has the right to vote on matters in proportion to their respective membership interest in the company and company matters are determined by a vote of the holders of a majority of membership interests.  Further, Mr. Stewart was neither an officer nor a director of Gallatin.  As such, Mr. Stewart did not have the ability to individually control company decisions for Gallatin.  In 2012, the Company paid Gallatin a total of approximately $500 related to previously acquired leasehold interests.  There were no payments to related parties for the six months ended June 30, 2013.

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

The Company is party to a quiet title action in North Dakota that relates to its interest in certain crude oil and natural gas leases.  In the event the action results in a final judgment that is adverse to the Company, the Company would be required to reverse approximately $1.4 million in revenue (net of accrued taxes) that has been accrued since the second quarter of 2008 based on the Company’s purported interest in the crude oil and natural gas leases at issue, $0.1 million of which relates to the six month period ended June 30, 2013.  The Company fully maintains the validity of its interest in the crude oil and natural gas leases, and is vigorously defending such interest.

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

In 2013, the State of North Dakota lowered its corporate income tax rate.  The impact of this rate change was to lower the Company’s deferred state income tax expense by approximately $0.5 million in the three and six month periods ended June 30, 2013.

The income tax provision for the three and six months ended June 30, 2013 and 2012 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current Income Taxes	$-	$-	$4,614	$5,350
Deferred Income Taxes
Federal	13,874,000	25,365,000	18,969,000	30,485,000
State	756,000	3,475,000	1,261,000	4,175,000
Total Provision	$14,630,000	$28,840,000	$20,234,614	$34,665,350

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three and six months ended June 30, 2013 and 2012, the Company did not recognize any interest or penalties in its statements of comprehensive income nor did it have any interest or penalties accrued in its balance sheet at June 30, 2013 and December 31, 2012 relating to unrecognized benefits.

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of June 30, 2013 and December 31, 2012.

	Fair Value Measurements at June 30, 2013 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps and collars)	$-	$2,504,212	$-
Commodity Derivatives – Current Liability (crude oil swaps and collars)	-	(4,749,779)	-
Commodity Derivatives – Non- Current Asset (crude oil swaps and collars)	-	7,801,584	-
Commodity Derivatives – Non- Current Liability (crude oil swaps and collars)	-	(146,544)	-
Total	$-	$5,409,473	$-

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps and collars)	$-	$4,095,197	$-
Commodity Derivatives – Non-Current Asset (crude oil swaps and collars)	-	1,763,008	-
Commodity Derivatives – Non-Current Liability (crude oil swaps and collars)	-	(2,547,745)	-
Total	$-	$3,310,460	$-

Level 2 assets and liabilities consist of derivative assets and liabilities (see Note 12), the Revolving Credit Facility (see Note 4) and the Senior Notes (see Note 4).  The fair value of the Company’s derivative financial instruments is determined based upon futures prices, volatility and time to maturity, among other things.  Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of all derivative contracts is reflected on the balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent year.  The book value of the Revolving Credit Facility approximates fair value because of its floating rate structure.  The fair value of our 8% senior notes is based on an end of period market quote.

The Company’s long-term debt is not measured at fair value on the balance sheets and the fair value is being provided for disclosure purposes.  At June 30, 2013, the Company had $500 million of senior unsecured notes with a fair value of $505 million.  The Revolving Credit Facility had no borrowings at June 30, 2013.  At December 31, 2012, the Company had $300 million of senior unsecured notes and $124.0 million under the Revolving Credit Facility outstanding, with a fair value of $310.5 million and $124.0 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to the Company at the end of each respective period.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six month period ended June 30, 2013.

NOTE 11     FINANCIAL INSTRUMENTS

The Company’s non-derivative financial instruments include cash and cash equivalents, and credit facility and are not measured at fair value on the balance sheets.  The carrying amount of these non-derivative financial instruments approximate their fair values (See Note 10).

The Company’s accounts receivable relate to crude oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  Management believes the Company’s accounts receivable at June 30, 2013 and December 31, 2012 do not represent significant credit risks as they are dispersed across many counterparties.  The Company has recorded an allowance for doubtful accounts of $925,000 and $0 at June 30, 2013 and December 31, 2012, respectively.  As of June 30, 2013, outstanding derivative contracts with commercial banks participating in the Company’s revolving credit facility represent all of the Company’s crude oil volumes hedged.  These commercial banks have investment-grade ratings from Moody’s and Standard & Poor and are lenders under the Company’s revolving credit facility and management believes this does not represent a significant credit risk.

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

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, the Company de-designated all derivatives that were previously classified as cash flow hedges and, in addition, the Company has elected not to designate any subsequent derivative contracts as cash flow hedges.  Beginning on November 1, 2009, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to loss on settled derivatives and unrealized gains or losses are recorded to unrealized gain on derivative instruments on the statement of comprehensive income rather than as a component of other comprehensive income (loss) or other income (expense).

The Company has master netting agreements on individual crude oil contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

Crude Oil Derivative Contracts Cash-flow Not Designated as Hedges

The Company had a realized loss on settled derivatives of $498,817 and $1,094,885 for three months ended June 30, 2013 and 2012, respectively.  The Company had an unrealized gain on mark-to-market of derivative instruments of $17,009,668 and $49,799,311 for three months ended June 30, 2013 and 2012, respectively.  The Company had a realized loss on settled derivatives of $870,100 and $6,430,482 for the six months ended June 30, 2013 and 2012, respectively.  The Company had an unrealized gain on mark-to-market of derivative instruments of $2,099,013 and $40,434,398 for the six months ended June 30, 2013 and 2012, respectively.

The following table reflects open commodity swap contracts as of June 30, 2013, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price
Swaps-Crude Oil
07/01/13 – 12/31/14	360,000	$91.65
07/01/13 – 12/31/13	195,000	89.50
07/01/13 – 12/31/13	120,000	91.10
07/01/13 – 12/31/13	60,000	94.50
07/01/13 – 12/31/13	60,000	102.30
07/01/13 – 12/31/13	60,000	94.50
07/01/13 – 12/31/14	363,750	88.55
07/01/13 – 12/31/14	363,750	88.60
07/01/13 – 12/31/14	363,750	88.40
07/01/13 – 12/31/14	363,750	88.50
07/01/13 – 06/30/15	540,000	89.15
07/01/13 – 12/31/15	900,000	89.00
01/01/14 – 06/30/14	300,000	89.50
01/01/14 – 06/30/14	240,000	90.00
01/01/14 – 06/30/14	240,000	100.00
01/01/14 – 12/31/14	120,000	91.35
01/01/14 – 12/31/14	120,000	90.00
01/01/14 – 12/31/14	240,000	90.15
01/01/14 – 12/31/14	240,000	91.00
01/01/14 – 12/31/14	120,000	93.00
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	93.50
07/01/14 – 12/31/14	30,000	90.58
01/01/15 – 06/30/15	60,000	90.50
01/01/15 – 06/30/15	180,000	88.55
01/01/15 – 06/30/15	180,000	88.00
01/01/15 – 06/30/15	60,000	90.75
01/01/15 – 06/30/15	60,000	90.25

As of June 30, 2013, the Company had a total volume on open commodity swaps of 6.3 million barrels at a weighted average price of approximately $90.21.

In addition to the open commodity swap contracts the Company has entered into costless collars.  The costless collars are used to establish floor and ceiling prices on anticipated crude oil production.  There were no premiums paid or received by the Company related to the costless collar agreements.  The following table reflects open costless collar agreements as of June 30, 2013.

Term	Oil (Barrels)	Floor/Ceiling Price	Basis
Costless Collars – Crude Oil
07/01/13 – 12/31/13	67,325	$90.00/$103.50	NYMEX
07/01/13 – 12/31/13	61,546	$90.00/$106.50	NYMEX
07/01/13 – 12/31/13	102,780	$90.00/$110.00	NYMEX
07/01/13 – 12/31/13	82,555	$95.00/$107.00	NYMEX
07/01/13 – 12/31/13	240,000	$95.00/$110.70	NYMEX
07/01/13 – 12/31/13	351,032	$85.00/$98.00	NYMEX
07/01/13 – 12/31/13	60,000	$90.25/$97.95	NYMEX
07/01/13 – 12/31/13	96,000	$95.00/$106.90	NYMEX
07/01/13 – 12/31/13	30,000	$93.00/$100.00	NYMEX
01/01/14 – 12/31/14	240,000	$90.00/$99.05	NYMEX

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at June 30, 2013 and December 31, 2012, respectively.  Certain amounts may be presented on a net basis on the financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

Type of Contract	Balance Sheet Location	June 30, 2013 Estimated Fair Value	December 31, 2012 Estimated Fair Value

Derivative Assets:
Swap Contracts	Current Assets/Liabilities	$2,752,028	$680,647
Swap Contracts	Non-Current Assets	7,432,453	1,977,722
Costless Collars	Current Assets/Liabilities	2,028,308	11,769,415
Costless Collars	Non-Current Assets/Liabilities	539,760	5,629,996
Total Derivative Assets		$12,752,549	$20,057,780

Derivative Liabilities:
Swap Contracts	Current Assets/Liabilities	$(6,572,157)	$(2,037,070)
Swap Contracts	Non-Current Assets/Liabilities	(317,173)	(3,170,945)
Costless Collars	Current Assets/Liabilities	(453,746)	(6,317,795)
Costless Collars	Non-Current Liabilities	-	(5,221,510)
Total Derivative Liabilities		$(7,343,076)	$(16,747,320)

The following disclosures are applicable to the Company’s financial statements, as of June 30, 2013 and 2012, respectively:

Derivative Type	Location of Loss for Effective and Ineffective Portion of Derivative In Income	Amount of Loss Reclassified from AOCI into Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Commodity - Cash Flow	Loss on Settled Derivatives	$ -	$ -	$ -	$ 101,309

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  When the Company has netting arrangements with its counterparties that provide for offsetting payables against receivables from separate derivative instruments these assets and liabilities are netted on the balance sheet.  The tables presented below provide reconciliation between the gross assets and liabilities and the amounts reflected on the balance sheet.  The amounts presented exclude derivative settlement receivables and payables as of the balance sheet dates.

	Estimated Fair Value at June 30, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Derivative Assets:
Current Assets	$4,780,336	$(2,276,124)	$2,504,212
Non-Current Assets	7,972,213	(170,629)	7,801,584
Total Derivative Assets	$12,752,549	$(2,446,753)	$10,305,796

Offsetting of Derivative Liabilities:
Current Liabilities	$(7,025,903)	$2,276,124	$(4,749,779)
Non-Current Liabilities	(317,173)	170,629	(146,544)
Total Derivative Liabilities	$(7,343,076)	$2,446,753	$(4,896,323)

	Estimated Fair Value at December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Derivative Assets:
Current Assets	$12,450,062	$(8,354,865)	$4,095,197
Non-Current Assets	7,607,719	(5,844,711)	1,763,008
Total Derivative Assets	$20,057,781	$(14,199,576)	$5,858,205

Offsetting of Derivative Liabilities:
Current Liabilities	$(8,354,865)	$8,354,865	$-
Non-Current Liabilities	(8,392,456)	5,844,711	(2,547,745)
Total Derivative Liabilities	$(16,747,321)	$14,199,576	$(2,547,745)

NOTE 13    SUBSEQUENT EVENTS

In connection with preparing the unaudited financial statements for the six months ended June 30, 2013, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the financial statements.

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

Our average daily production in the second quarter of 2013 was approximately 10,896 Boe per day, of which approximately 90% was oil.  Our second quarter 2013 average daily production increased 5% year-over-year, as compared to an average of 10,412 Boe per day in the second quarter of 2012.  As of June 30, 2013, we participated in 1,438 gross (121.5 net) producing wells.

As of June 30, 2013, we leased approximately 680,304 gross (182,400 net) acres, of which 100% were located in the Williston Basin of North Dakota and Montana.  During the six months ended June 30, 2013, we acquired approximately 10,497 net mineral acres at an average cost of approximately $1,075 per net acre.

Highlights from the First Half of 2013 Results

During the six months ended June 30, 2013, we achieved the following financial and operating results:

•	Including the effect of realized losses from derivative contracts, oil, gas and NGL sales increased 25% for the six months ended June 30, 2013 as compared to the same period last year;

•	Average daily production was 11,005 Boe per day;

•	Participated in the completion of 211 gross (15.3 net) wells;

•	Entered into additional derivative contracts for 2013, 2014 and 2015;

•	Increased the borrowing base under our revolving credit facility to $400 million; and

•	Completed a $200 million follow-on senior notes offering.

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

•
Interest expense.  We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings.  As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.  We capitalize a portion of the interest paid on applicable borrowings into our full cost pool.  We include interest expense that is not capitalized into the full cost pool, the amortization of deferred financing costs and bond premiums (including origination and amendment fees), commitment fees and annual agency fees as interest expense.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX WTI benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX WTI and the sales prices we receive for our oil production.  Our oil price differential to the NYMEX WTI benchmark price during the second quarter of 2013 was $5.32 per barrel, as compared to $13.72 per barrel in the second quarter of 2012.  Our oil price differential to the NYMEX WTI benchmark price during the first six months of 2013 was $4.47 per barrel, as compared to $13.89 per barrel in the first six months of 2012.

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

Market Conditions

Prices for various quantities of natural gas, natural gas liquids (“NGLs”) and oil that we produce significantly impact our revenues and cash flows. Commodity prices have been volatile in recent years. The following table lists average New York Mercantile Exchange (“NYMEX”) prices for natural gas and oil for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$4.02	$2.35
Oil (per Bbl)	$94.17	$93.35

	Six Months Ended June 30,
	2013	2012
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$3.76	$2.43
Oil (per Bbl)	$94.26	$98.15
________________
(a)	Based on average NYMEX closing prices.

Results of Operations for the three month periods ended June 30, 2013 and June 30, 2012

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended June 30,
	2013	2012	% Change
Net Production:
Oil (Bbl)	895,005	883,645	1
Natural Gas and NGLs (Mcf)	579,346	382,940	51
Total (Boe)	991,563	947,468	5

Net Sales:
Oil Sales	$76,570,408	$68,489,420	12
Natural Gas and NGL Sales	3,052,761	1,949,595	57
Loss on Settled Derivatives	(498,817)	(1,094,885)	54
Unrealized Gain on Derivative Instruments	17,009,668	49,799,311	(66)
Other Revenue	27,783	64,160	(57)
Total Revenues	96,161,803	119,207,601	(19)

Average Sales Prices:
Oil (per Bbl)	$85.55	$77.51	10
Effect of Loss on Settled Derivatives on Average Price (per Bbl)	(0.56)	(1.24)	(55)
Oil Net of Settled Derivatives (per Bbl)	84.99	76.27	11
Natural Gas and NGLs (per Mcf)	5.27	5.09	4
Realized Price on a Boe Basis Including all Realized Derivative Settlements	79.80	73.19	9

Operating Expenses:
Production Expenses	$10,397,171	$7,292,253	43
Production Taxes	7,561,156	6,658,004	14
General and Administrative Expense (Including $1.2 million and $2.1 million of Non-Cash Share Based Compensation in 2013 and 2012, respectively)	3,915,298	4,419,607	(11)
Depletion of Oil and Gas Properties	26,435,050	25,519,809	4

Costs and Expenses (per Boe):
Production Expenses	$10.49	$7.70	36
Production Taxes	7.63	7.03	9
General and Administrative Expense (Including $1.20 per Boe and $2.21 per Boe of Non-Cash Share Based Compensation in 2013 and 2012, respectively)	3.95	4.66	(15)
Depletion of Oil and Gas Properties	26.66	26.93	(1)

Net Producing Wells at Period End	121.5	87.6	39

Oil and Natural Gas Sales

In the second quarter of 2013, oil, natural gas and NGL revenues, excluding losses on settled derivatives, increased 13% as compared to the second quarter of 2012, driven by a 5% increase in production and a 9% increase in realized prices taking into account the effect of settled derivatives.  The higher average realized price in the second quarter of 2013 as compared to the same period in 2012 was driven by higher average oil prices and a lower oil price differential.  Oil price differential during the second quarter of 2013 was $5.32 per barrel, as compared to $13.72 per barrel in the second quarter of 2012.

As discussed above, we add production through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our oil and natural gas sales from existing wells.  During the second quarter of 2013, our production volumes increased 5% as compared to the second quarter of 2012.  Production primarily increased due to our continued addition of net producing wells.

Derivative Instruments

For the second quarter of 2013, we incurred a loss on settled derivatives of $0.5 million, compared to a $1.1 million loss for the second quarter of 2012.  Our average realized price (including all derivative settlements) received during the second quarter of 2013 was $79.80 per Boe compared to $73.19 per Boe in the second quarter of 2012.  Our average realized price (including all derivative settlements) calculation includes all cash settlements for derivatives.

We had mark-to-market derivative gains of $17.0 million in the second quarter of 2013 compared to a $49.8 million gain in the second quarter of 2012.  At June 30, 2013, all of our derivative contracts were recorded at their fair value, which was a net asset of $5.4 million, a decrease of $23.2 million from the $28.6 million net asset recorded as of June 30, 2012.

Production Expenses

Production expenses were $10.4 million in the second quarter of 2013 compared to $7.3 million in the second quarter of 2012.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses increased from $7.70 per Boe in the second quarter of 2012 to $10.49 per Boe in the second quarter of 2013.  This 36% increase was driven by higher water hauling and disposal costs and workover expenses.  Over the past twelve months, we have had significant net well additions in areas that have high levels of water production and a less developed water hauling and disposal infrastructure, resulting in increased water hauling and disposal costs.  In addition, during the second quarter of 2013 we experienced an unusually high level of workover activities on our wells, many of which were shut in as a result of completion activity on nearby pads.

Production Taxes

We pay production taxes based on realized crude oil and natural gas sales.  These costs were $7.6 million in the second quarter of 2013 compared to $6.7 million in the second quarter of 2012.  As a percentage of oil and natural gas sales, our production taxes were 9.5% and 9.5% in the second quarter of 2013 and 2012, respectively.  Certain of our production is in Montana and North Dakota jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.

General and Administrative Expense

General and administrative expense was $3.9 million for the second quarter of 2013 compared to $4.4 million for the second quarter of 2012.  The second quarter of 2013 decrease of $0.5 million when compared to second quarter of 2012 was primarily due to decreased share based compensation ($1.4 million), which was partially offset by increased salaries and benefits ($0.7 million) and increased insurance expense ($0.1 million).

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $26.6 million in the second quarter of 2013 compared to $25.6 million in the second quarter of 2012.  Depletion expense, the largest component of DD&A, was $26.66 per Boe in the second quarter of 2013 compared to $26.93 per Boe in the second quarter of 2012.  The increase in aggregate depletion expense for the second quarter of 2013 compared to the second quarter of 2012 was driven by a 5% increase in production.  Depletion rates in new plays tend to be higher in the beginning as increased initial outlays are amortized over proved reserves based on early stages of evaluations.  As these plays mature, new technologies, well completion methodologies and additional historical operating information impact the reserve evaluations.  Depreciation, amortization and accretion was $0.1 million in the second quarter of 2013 and 2012.  The following table summarizes DD&A expense per Boe for the second quarters of 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	Change	Change
Depletion	$26.66	$26.93	$(0.27)	(1)%
Depreciation, Amortization, and Accretion	0.13	0.13	-	-
Total DD&A Expense	$26.79	$27.06	$(0.27)	(1)%

Interest Expense

Interest expense, net of capitalized interest, was $7.8 million for the second quarter of 2013 compared to $2.7 million in the second quarter of 2012.  The increase in interest expense was due to the higher rate of interest on our 8.000% senior unsecured notes due 2020, which had higher average borrowings outstanding in the second quarter of 2013 as compared to the second quarter of 2012.

Income Tax Provision

The provision for income taxes was $14.6 million in the second quarter of 2013 compared to $28.8 million in the second quarter of 2012.  The effective tax rate in the second quarter of 2013 was 36.9% compared to an effective tax rate of 39.8% in the second quarter of 2012.  The decrease in the effective tax rate for 2013 relates to a decrease in the corporate income tax rate in the State of North Dakota.  The impact of this rate change was to lower our deferred state tax expense by approximately $0.5 million in the second quarter of 2013.  The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates.

Results of Operations for the six month periods ended June 30, 2013 and June 30, 2012

The following table sets forth selected operating data for the periods indicated.
	Six Months Ended June 30,
	2013	2012	% Change
Net Production:
Oil (Bbl)	1,797,743	1,601,163	12%
Natural Gas and NGLs (Mcf)	1,164,758	728,367	60
Total (Boe)	1,991,869	1,722,558	16

Net Sales:
Oil Sales	$156,577,971	$131,163,761	19
Natural Gas and NGL Sales	6,216,859	4,414,650	41
Loss on Settled Derivatives	(870,100)	(6,430,482)	(86)
Unrealized Gain on Derivative Instruments	2,099,013	40,434,398	(95)
Other Revenue	36,142	148,266	(76)
Total Revenues	164,059,885	169,730,593	(3)

Average Sales Prices:
Oil (per Bbl)	$87.10	$81.92	6
Effect of Loss on Settled Derivatives on Average Price (per Bbl)	(0.48)	(4.02)	88
Oil Net of Settled Derivatives (per Bbl)	86.61	77.90	11
Natural Gas and NGLs (per Mcf)	5.34	6.06	(12)
Realized Price on a Boe Basis Including all Realized Derivative Settlements	81.29	74.97	8

Operating Expenses:
Production Expenses	$19,038,381	$13,805,601	38
Production Taxes	15,372,460	12,736,889	21
General and Administrative Expense (Including $2.3 million and $4.3 million of Non-Cash Share Based Compensation in 2013 and 2012, respectively)	7,904,104	9,100,985	(13)
Depletion of Oil and Gas Properties	53,103,221	43,829,309	21

Costs and Expenses (per Boe):
Production Expenses	$9.56	$8.01	19
Production Taxes	7.72	7.39	4
General and Administrative Expense (Including $1.16 per Boe and $2.49 per Boe of Non-Cash Share Based Compensation in 2013 and 2012, respectively)	3.97	5.28	(25)
Depletion of Oil and Gas Properties	26.66	25.44	5

Net Producing Wells at Period End	121.5	87.6	39

Oil and Natural Gas Sales

In the first half of 2013, oil, natural gas and NGL sales increased 20% as compared to the first half of 2012, driven primarily by a 16% increase in production and partially aided by an 8% increase in realized prices taking into account the effect of settled derivatives.  The higher average realized price in the first half of 2013 as compared to the same period in 2012 was driven by a lower oil price differential, partially offset by lower average NYMEX oil prices.  Oil price differential during the first half of 2013 was $4.47 per barrel, as compared to $13.89 per barrel in the first half of 2012.

As discussed above, we add production through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our oil and natural gas sales from existing wells.  During the first half of 2013, our production volumes increased 16% as compared to the first half of 2012.  Production primarily increased due to our continued addition of net producing wells.

Derivative Instruments

For the first half of 2013, we incurred a loss on settled derivatives of $0.9 million, compared to a $6.4 million loss for the first half of 2012.  Our average realized price (including all derivative settlements) received during the first half of 2013 was $81.29 per Boe compared to $74.97 per Boe in the first half of 2012.  Our average realized price (including all derivative settlements) calculation includes all cash settlements for derivatives.

We had a mark-to-market derivative gain of $2.1 million in the first half of 2013 compared to a $40.4 million gain in the first half of 2012.

At June 30, 2013, all of our derivative contracts were recorded at their fair value, which was a net asset of $5.4 million, a decrease of $23.2 million from the $28.6 million net asset recorded as of June 30, 2012.

Production Expenses

                Production expenses were $19.0 million in the first half of 2013 compared to $13.8 million in the first half of 2012.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses increased from $8.01 per Boe in the first half of 2012 to $9.56 per Boe in the first half of 2013.  This 19% increase was driven by higher water hauling and disposal costs and workover expenses.  Over the past twelve months, we have had significant net well additions in areas that have high levels of water production and a less developed water hauling and disposal infrastructure, resulting in increased water hauling and disposal costs.  In addition, during the second quarter of 2013 we experienced an unusually high level of workover activities on our wells, many of which were shut in as a result of completion activity on nearby pads.

Production Taxes

We pay production taxes based on realized crude oil and natural gas sales.  These costs were $15.4 million in the first half of 2013 compared to $12.7 million in the first half of 2012.  As a percentage of oil and natural gas sales, our production taxes were 9.4% and 9.4% in the first half of 2013 and 2012, respectively.  Certain of our production is in Montana and North Dakota jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.

General and Administrative Expense

General and administrative expense was $7.9 million for the first half of 2013 compared to $9.1 million for the first half of 2012.  The first half of 2013 decrease of $1.2 million when compared to first half of 2012 was primarily due to decreased share based compensation ($2.8 million), which was partially offset by increased salaries and benefits ($1.4 million) and increased insurance expense ($0.2 million).

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $53.4 million in the first half of 2013 compared to $44.1 million in the first half of 2012.  Depletion expense, the largest component of DD&A, was $26.66 per Boe in the first half of 2013 compared to $25.44 per Boe in the first half of 2012.  The increase in aggregate depletion expense for the first half of 2013 compared to the first half of 2012 was driven by a 16% increase in production.  Additionally, depletion rates rose in the first half of 2013 due to an increase in our future development cost estimates to reflect the changes in well completion methodologies (e.g. more stimulation costs per well due to longer lateral extensions).  Depletion rates in new plays tend to be higher in the beginning as increased initial outlays are amortized over proved reserves based on early stages of evaluations.  As these plays mature, new technologies, well completion methodologies and additional historical operating information impact the reserve evaluations.  Depreciation, amortization and accretion was $0.2 million in the first half of 2013 compared to $0.2 million in the first half of 2012.  The following table summarizes DD&A expense per Boe for the first half of 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	Change	Change
Depletion	$26.66	$25.44	$1.22	5%
Depreciation, Amortization, and Accretion	0.12	0.14	(0.02)	(14)
Total DD&A expense	$26.78	$25.58	$1.20	5%

Interest Expense

Interest expense, net of capitalized interest, was $13.9 million for the first half of 2013 compared to $2.9 million in the first half of 2012.  The increase in interest expense was due to the higher rate of interest on our 8.000% senior unsecured notes due 2020, which had higher average borrowings outstanding in the first half of 2013 as compared to the first half of 2012.

Income Tax Provision

The provision for income taxes was $20.2 million in the first half of 2013 compared to $34.7 million in the first half of 2012.  The effective tax rate in the first half of 2013 was 37.3% compared to an effective tax rate of 39.8% in the first half of 2012.  The decrease in the effective tax rate for 2013 relates to a decrease in the corporate income tax rate in the State of North Dakota.  The impact of this rate change was to lower our deferred state tax expense by approximately $0.5 million in the first half of 2013.  The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates.

Non-GAAP Financial Measures

We define Adjusted Net Income as net income excluding unrealized gain on derivative instruments, net of tax.  Our Adjusted Net Income for the three months ended June 30, 2013 was $14.6 million (representing approximately $0.23 per diluted share), compared to $13.6 million (representing approximately $0.22 per diluted share) for the three months ended June 30, 2012.  Our Adjusted Net Income for the six months ended June 30, 2013 was $32.7 million (representing approximately $0.52 per diluted share), compared to $28.1 million (representing approximately $0.45 per diluted share) for the six months ended June 30, 2012.  The increase in non-GAAP net income is primarily due to our continued addition of crude oil and natural gas production from new wells and higher realized commodity prices in 2013 compared to 2012.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization, and accretion, (iv) unrealized gain (loss) on derivative instruments and (v) non-cash share based compensation expense.  Adjusted EBITDA for the three months ended June 30, 2013 was $58.2 million, compared to Adjusted EBITDA of $53.1 million for the three months ended June 30, 2012.  Adjusted EBITDA for the six months ended June 30, 2013 was $121.7 million, compared to Adjusted EBITDA of $98.0 million for the six months ended June 30, 2012.  These increases in Adjusted EBITDA are primarily due to our continued addition of crude oil and natural gas production from new wells and higher realized commodity prices in 2013 compared to 2012.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Income	$25,011,673	$43,626,396	$33,963,192	$52,432,307
Add:
Unrealized Gain on Derivative Instruments, Net of Tax	(10,410,668)	(29,979,311)	(1,241,013)	(24,341,398)
Adjusted Net Income	$14,601,005	$13,647,085	$32,722,179	$28,090,909

Weighted Average Shares Outstanding – Basic	62,973,916	62,399,869	62,915,941	62,319,553
Weighted Average Shares Outstanding – Diluted	63,358,152	62,705,473	63,337,342	62,687,814

Net Income Per Common Share - Basic	$0.40	$0.70	$0.54	$0.84
Add:
Change due to Unrealized Gain on Derivative Instruments, Net of Tax	(0.17)	(0.48)	(0.02)	(0.39)
Adjusted Net Income Per Common Share – Basic	$0.23	$0.22	$0.52	$0.45

Net Income Per Common Share – Diluted	$0.39	$0.70	$0.54	$0.84
Add:
Change due to Unrealized Gain on Derivative Instruments, Net of Tax	(0.16)	(0.48)	(0.02)	(0.39)
Adjusted Net Income Per Common Share – Diluted	$0.23	$0.22	$0.52	$0.45

Reconciliation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Income	$25,011,673	$43,626,396	$33,963,192	$52,432,307
Add:
Interest Expense	7,819,591	2,728,104	13,927,591	2,924,403
Income Tax Provision	14,630,000	28,840,000	20,234,614	34,665,350
Depreciation, Depletion, Amortization, and Accretion	26,559,126	25,643,937	53,351,819	44,066,158
Non-Cash Share Based Compensation	1,185,596	2,091,972	2,307,870	4,296,899
Unrealized Gain on Derivative Instruments	(17,009,668)	(49,799,311)	(2,099,013)	(40,434,398)
Adjusted EBITDA	$58,196,318	$53,131,098	$121,686,073	$97,950,719

Liquidity and Capital Resources

Overview

Historically, our main sources of liquidity and capital resources have been internally generated cash flow from operations, credit facility borrowings and issuances of debt and equity.  We generally maintain low cash and cash equivalent balances because we use cash from operations to fund our development activities or reduce our bank debt.  We continue to take steps to ensure adequate capital resources and liquidity to fund our capital expenditure program.  In February 2012, we amended and restated the credit agreement governing our revolving credit facility (the “Revolving Credit Facility”) to increase the maximum facility size to $750 million, subject to a borrowing base that is currently $400 million.  In May 2012, we issued $300 million aggregate principal amount, and in May 2013, we issued an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (collectively the “Notes”).

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

At June 30, 2013, our debt to total book capitalization ratio was 45%, we had $510.3 million of total debt outstanding, $623.5 million of stockholders’ equity, and $18.1 million of cash on hand.  Additionally, at June 30, 2013, there was $400 million of borrowing availability under our Revolving Credit Facility.  At December 31, 2012, we had $424.0 million of debt outstanding, $586.2 million of stockholders’ equity, and $13.4 million of cash on hand.

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives.  Our cash flows from operations also are impacted by changes in working capital.  We generally maintain low cash and cash equivalent balances because we use available funds to fund our development activities or reduce our bank debt.  Short-term liquidity needs are satisfied by borrowings under our revolving credit facility.  We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future oil production for the next 12 to 36 months.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under the revolving credit facility.  As of June 30, 2013, we had entered into derivative agreements covering 2.0 million barrels for the remainder of 2013, 4.0 million barrels for 2014 and 1.6 million barrels for 2015, with weighted average floor prices of $90.80, $90.43 and $89.04, respectively.

Our cash flows for the six month periods ended June 30, 2013 and 2012 are presented below:

	Six Months Ended June 30,
	2013	2012
	(In thousands, unaudited)
Net Cash Provided by Operating Activities	$110,436	$85,561
Net Cash used for Investing Activities	(186,423)	(284,041)
Net Cash provided by Financing Activities	80,694	217,372
Net Change in Cash	$4,707	$18,892

Cash flows provided by operating activities

Net cash provided by operating activities for the six months ended June 30, 2013 was $110.4 million compared to $85.6 million during the six months ended June 30, 2012.  This increase was due to higher production from development activity and higher realized prices, which was partially offset by higher operating costs.  Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements.  Changes in working capital (as reflected in our statements of cash flows) in the six months ended June 30, 2013 was an increase of $1.5 million, compared to a decrease of $10.0 million in the same period of the prior year.

Cash flows used in investing activities

We had cash flows used in investing activities of $186.4 million and $284.0 million during the six month periods ended June 30, 2013 and 2012, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  The decrease in cash used in investing activities for the first half of 2013 as compared to same period of 2012 was attributable to decreased oil and gas spending driven by fewer well completions in the first half of 2013 as compared to the same period of 2012.  Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $103.7 million and $138.7 million at June 30, 2013 and June 30, 2012, respectively.

Cash flows provided by financing activities

Net cash provided by financing activities was $80.7 million and $217.4 million during the six months ended June 30, 2013 and 2012, respectively.  Higher cash flows from operating activities and lower cash flows used in investing activities in the second quarter of 2013 compared to the same period of 2012 required fewer advances under our revolving credit facility and senior unsecured notes.

Revolving Credit Facility

In February 2012, we entered into an amended and restated credit agreement governing our Revolving Credit Facility, which replaced our previous revolving credit facility.  The new facility, secured by substantially all of our assets, provides for an initial commitment equal to the lesser of the facility amount or the borrowing base.  At June 30, 2013, the maximum facility amount was $750 million and the borrowing base was $400 million.  Our bank group is comprised of a group of commercial banks, with no single bank holding more than 12% of the total facility.  Under the terms of the Revolving Credit Facility, we are limited to $500 million of permitted additional indebtedness, as defined in the credit agreement.  The borrowing base is reduced by 25% of the stated amount of the permitted additional indebtedness.  The aggregate of $500 million in Notes (as described below) is “permitted additional indebtedness” as defined in the Revolving Credit Facility.  The Revolving Credit Facility provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  As of June 30, 2013, we had no outstanding borrowings under our Revolving Credit Facility, leaving $400 million of borrowing capacity available to us.  The Revolving Credit Facility will expire and all outstanding borrowings under it will mature on January 1, 2017.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.75% to 1.75% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.75% to 2.75%.  The applicable spread is dependent upon borrowings relative to the borrowing base.  We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%, depending on outstanding borrowings relative to the borrowing base.  The Revolving Credit Facility is subject to negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make certain types of investments.  In addition, we are required to maintain a ratio of debt to EBITDAX (as defined in the credit agreement) of no greater than 4.0 to 1.0, a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0 and a ratio of EBITDAX to interest expense of no less than 3.0 to 1.0.  We were in compliance with our covenants under the Revolving Credit Facility at June 30, 2013.

8.000% Senior Notes due 2020

On May 18, 2012, we issued at par value $300 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “Original Notes”).  On May 13, 2013, we issued at a price of 105.25% an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “Follow-on Notes” and, together with the Original Notes, the “Notes”).  Interest is payable on the Notes semi-annually in arrears on each June 1 and December 1.  The issuance of the Original Notes resulted in net proceeds to us of approximately $291.2 million and the issuance of the Follow-on Notes resulted in net proceeds to us of approximately $200.1 million, which are in use to fund our exploration, development and acquisition program and for general corporate purposes (including repayment of borrowings that were outstanding under our Revolving Credit Facility at the time the Notes were issued).

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

The Notes are governed by an Indenture (the “Indenture”) dated May 18, 2012, with Wilmington Trust, National Association, as trustee (the “Trustee”).

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

Capital Expenditures

Our primary needs for cash are for exploration, development and acquisition of oil and natural gas properties and payment of interest on outstanding indebtedness.  During the first half of 2013, we incurred $182.2 million of capital on drilling and completion costs, $11.5 million on acreage and related activities, and $8.2 million on other capital expenditure activities.  As of June 30, 2013, we were participating in 218 gross (17.4 net) wells that were being actively drilled or awaiting completion.

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

Contractual Obligations and Commitments

Our material long-term debt obligations, capital lease obligations and operating lease obligations or purchase obligations as of December 31, 2012, are included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production over a rolling 36 month horizon.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under our Revolving Credit Facility.  As of June 30, 2013, we had entered into derivative agreements covering 2.0 million barrels for the remainder of 2013, 4.0 million barrels for 2014 and 1.6 million barrels for 2015.

The following table summarizes the oil derivative contracts that we have entered into for each year as of June 30, 2013:

Contract Type	Volume Hedged (Bbl)	West Texas Intermediate Strike Price/Bbl	Term
Collar	67,325	$90.00/$103.50	July 1 – Dec 31, 2013
Collar	61,546	$90.00/$106.50	July 1 – Dec 31, 2013
Collar	102,780	$90.00/$110.00	July 1 – Dec 31, 2013
Collar	82,555	$95.00/$107.00	July 1 – Dec 31, 2013
Collar	240,000	$95.00/$110.70	July 1 – Dec 31, 2013
Collar	351,032	$85.00/$98.00	July 1 – Dec 31, 2013
Collar	60,000	$90.25/$97.95	July 1 – Dec 31, 2013
Collar	96,000	$95.00/$106.90	July 1 – Dec 31, 2013
Collar	30,000	$93.00/$100.00	July 1 – Dec 31, 2013
Swap	120,000	$91.10	July 1 – Dec 31, 2013
Swap	195,000	$89.50	July 1 – Dec 31, 2013
Swap	120,000	$91.65	July 1 – Dec 31, 2013
Swap	60,000	$94.50	July 1 – Dec 31, 2013
Swap	60,000	$94.50	July 1 – Dec 31, 2013
Swap	18,750	$88.40	July 1 – Dec 31, 2013
Swap	18,750	$88.50	July 1 – Dec 31, 2013
Swap	18,750	$88.55	July 1 – Dec 31, 2013
Swap	18,750	$88.60	July 1 – Dec 31, 2013
Swap	60,000	$102.30	July 1 – Dec 31, 2013
Swap	60,000	$89.15	July 1 – Dec 31, 2013
Swap	180,000	$89.00	July 1 – Dec 31, 2013
2013 Total	2,021,238

Swap	300,000	$89.50	Jan 1 – June 30, 2014
Swap	240,000	$90.00	Jan 1 – June 30, 2014
Swap	240,000	$100.00	Jan 1 – June 30, 2014
Swap	240,000	$91.00	Jan 1 – Dec 31, 2014
Swap	240,000	$91.65	Jan 1 – Dec 31, 2014
Swap	240,000	$90.15	Jan 1 – Dec 31, 2014
Swap	120,000	$91.35	Jan 1 – Dec 31, 2014
Swap	120,000	$90.00	Jan 1 – Dec 31, 2014
Swap	345,000	$88.60	Jan 1 – Dec 31, 2014
Swap	345,000	$88.55	Jan 1 – Dec 31, 2014
Swap	345,000	$88.50	Jan 1 – Dec 31, 2014
Swap	345,000	$88.40	Jan 1 – Dec 31, 2014
Swap	120,000	$93.00	Jan 1 – Dec 31, 2014
Swap	120,000	$89.15	Jan 1 – Dec 31, 2014
Swap	30,000	$90.58	July 1 – Dec 31, 2014
Swap	120,000	$90.00	July 1 – Dec 31, 2014
Swap	120,000	$90.00	July 1 – Dec 31, 2014
Swap	120,000	$93.50	July 1 – Dec 31, 2014
Collar	240,000	$90.00/$99.05	Jan 1 – Dec 31, 2014
2014 Total	3,990,000

Swap	60,000	$90.25	Jan 1 – Jun 30, 2015
Swap	60,000	$90.50	Jan 1 – Jun 30, 2015
Swap	60,000	$90.75	Jan 1 – Jun 30, 2015
Swap	180,000	$88.55	Jan 1 – Jun 30, 2015
Swap	180,000	$88.00	Jan 1 – Jun 30, 2015
Swap	360,000	$89.15	Jan 1 – Jun 30, 2015
Swap	720,000	$89.00	Jan 1 – Dec 31, 2015
2015 Total	1,620,000

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement.  During the sixth month period ended June 30, 2013, we had $110.3 million in average outstanding borrowings under our Revolving Credit Facility at a weighted average rate of 2.3%.  We have the option to designate the reference rate of interest for each specific borrowing under the Revolving Credit Facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate (“LIBOR”) will bear interest at a rate equal to LIBOR plus a spread ranging from 1.75% to 2.75% depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 0.75% to 1.75%, depending on the percentage of borrowing base that is currently advanced.  We have the option to designate either pricing mechanism.  Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

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

As of June 30, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
April 1, 2013 to April 30, 2013	680	$14.14	-	$ 150 million
Month #2
May 1, 2013 to May 31, 2013	596	13.19	-	150 million
Month #3
June 1, 2013 to June 30, 2013	199	14.18	-	150 million
Total	1,475	$13.76	-	$ 150 million

(1)	All shares purchased reflect shares surrendered by company employees in satisfaction of tax obligations in connection with restricted stock awards.
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

NORTHERN OIL AND GAS, INC.

Date:	August 9, 2013	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	August 9, 2013	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of Northern Oil and Gas, Inc. dated June 28, 2010	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2012
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012
10.1	Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on April 19, 2013
10.2	Northern Oil and Gas, Inc. Form of Restricted Stock Award Agreement (Single Trigger) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Filed herewith
10.3	Northern Oil and Gas, Inc. Form of Restricted Stock Award Agreement (Double Trigger) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document(1)	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed herewith

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