Form 10-Q
period 2013-09-30
NORTHERN OIL & GAS, INC.
filed 2013-11-08
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐ No ☒

As of November 1, 2013, there were 61,804,666 shares of our common stock, par value $0.001, outstanding.

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

“Exploratory well.”  A well drilled to find and produce crude oil, NGLs, or natural gas in an unproved area, to find a new reservoir in a field previously found to be producing crude oil, NGLs, or natural gas in another reservoir, or to extend a known reservoir.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

September 30, 2013

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
	September 30, 2013 (unaudited)	December 31, 2012
CURRENT ASSETS
Cash and Cash Equivalents	$11,868,598	$13,387,998
Trade Receivables	92,201,013	70,219,669
Advances to Operators	1,666,129	3,109,591
Prepaid Expenses and Other	2,160,026	1,707,089
Derivative Instruments	22,692	4,095,197
Deferred Tax Asset	10,896,000	1,695,000
Total Current Assets	118,814,458	94,214,544

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	1,476,511,245	1,159,191,601
Unproved	85,059,046	82,926,384
Other Property and Equipment	1,567,652	3,158,224
Total Property and Equipment	1,563,137,943	1,245,276,209
Less – Accumulated Depreciation and Depletion	(247,019,968)	(162,031,493)
Total Property and Equipment, Net	1,316,117,975	1,083,244,716

DERIVATIVE INSTRUMENTS	934,545	1,763,008

DEBT ISSUANCE COSTS, NET	16,868,802	11,713,030

TOTAL ASSETS	$1,452,735,780	$1,190,935,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$146,468,743	$95,822,162
Accrued Expenses	3,493,161	2,454,085
Accrued Interest	13,333,333	2,180,416
Derivative Instruments	21,841,508	-
Total Current Liabilities	185,136,745	100,456,663

LONG-TERM LIABILITIES
Revolving Credit Facility	45,000,000	124,000,000
8% Senior Notes, net of accumulated amortization of bond premium of $588,496 at September 30, 2013 and $0 at December 31, 2012	509,911,504	300,000,000
Derivative Instruments	3,059,416	2,547,745
Other Noncurrent Liabilities	2,129,018	1,570,630
Deferred Tax Liability	106,634,000	76,175,000
Total Long-Term Liabilities	666,733,938	504,293,375

TOTAL LIABILITIES	851,870,683	604,750,038

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	-	-
Common Stock, Par Value $.001; 95,000,000 Authorized, (9/30/2013 – 61,796,675 Shares Outstanding and 12/31/2012 – 63,532,622 Shares Outstanding)	61,797	63,532
Additional Paid-In Capital	444,481,894	465,466,420
Retained Earnings	156,321,406	120,655,308
Total Stockholders’ Equity	600,865,097	586,185,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,452,735,780	$1,190,935,298
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Oil and Gas Sales	$107,232,064	$80,690,301	$270,026,894	$216,268,712
(Loss) Gain on Settled Derivatives	(8,096,075)	1,701,296	(8,966,175)	(4,729,186)
Unrealized Gain (Loss) on Derivative Instruments	(29,353,161)	(22,308,470)	(27,254,147)	18,125,928
Other Revenue	1,372	12,486	37,514	160,752
Total Revenues	69,784,200	60,095,613	233,844,086	229,826,206

OPERATING EXPENSES
Production Expenses	11,471,867	8,734,636	30,510,248	22,540,237
Production Taxes	9,931,345	8,092,843	25,303,805	20,829,732
General and Administrative Expense	4,164,335	9,467,711	12,068,439	18,568,696
Depletion, Depreciation, Amortization and Accretion	32,103,607	28,081,124	85,455,425	72,147,282
Total Expenses	57,671,154	54,376,314	153,337,917	134,085,947

INCOME FROM OPERATIONS	12,113,046	5,719,299	80,506,169	95,740,259

OTHER INCOME (EXPENSE)
Interest Expense, Net of Capitalization	(9,212,834)	(5,205,822)	(23,140,425)	(8,130,225)
Other (Expense) Income	(169,308)	106	(437,032)	1,206
Total Other Income (Expense)	(9,382,142)	(5,205,716)	(23,577,457)	(8,129,019)

INCOME BEFORE INCOME TAXES	2,730,904	513,583	56,928,712	87,611,240

INCOME TAX PROVISION	1,028,000	213,422	21,262,614	34,878,772

NET INCOME	$1,702,904	$300,161	$35,666,098	$52,732,468

OTHER COMPREHENSIVE INCOME NET OF TAX
Reclassification of Derivative Instruments Included in Income (Net of Tax of $39,000 for the Nine Months ended September 30, 2012)	-	-	-	62,309
Total Other Comprehensive Income	$-	$-	$-	$62,309

COMPREHENSIVE INCOME	$1,702,904	$300,161	$35,666,098	$52,794,777

Net Income Per Common Share – Basic	$0.03	$0.00	$0.57	$0.84
Net Income Per Common Share – Diluted	$0.03	$0.00	$0.56	$0.84
Weighted Average Shares Outstanding – Basic	62,426,341	62,589,256	62,750,952	62,410,110
Weighted Average Shares Outstanding – Diluted	62,758,378	62,882,673	63,142,238	62,753,241
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$35,666,098	$52,732,468
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Depletion, Depreciation, Amortization and Accretion	85,455,425	72,147,282
Amortization of Debt Issuance Costs	1,867,482	1,025,009
Amortization of Senior Unsecured Notes Premium	(588,496)	-
Deferred Income Taxes	21,258,000	34,870,000
Unrealized (Gain) Loss on Derivative Instruments	27,254,147	(18,125,928)
Amortization of Deferred Rent	(15,876)	(24,921)
Share - Based Compensation Expense	3,547,493	11,295,664
Changes in Working Capital and Other Items:
Trade Receivables	(21,981,344)	(27,906,153)
Prepaid Expenses and Other	116,003	(234,647)
Accounts Payable	6,026,364	(723,549)
Accrued Interest	9,274,841	8,923,869
Accrued Expenses	1,039,076	2,717,838
Net Cash Provided By Operating Activities	168,919,213	136,696,932

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Natural Gas Properties and Development Capital Expenditures	(269,390,319)	(419,687,257)
Proceeds from Sale of Oil and Natural Gas Properties	908,000	-
Purchases of Other Property and Equipment	(255,603)	(185,157)
Net Cash Used For Investing Activities	(268,737,922)	(419,872,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	103,000,000	409,600,000
Repayments on Revolving Credit Facility	(182,000,000)	(411,500,000)
Issuance of Senior Unsecured Notes	210,500,000	300,000,000
Debt Issuance Costs Paid	(7,023,254)	(11,850,614)
Repurchases of Common Stock	(26,177,437)	(1,173,315)
Proceeds from Exercise of Stock Options	-	54,390
Net Cash Provided by Financing Activities	98,299,309	285,130,461

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,519,400)	1,954,979

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	13,387,998	6,279,587

CASH AND CASH EQUIVALENTS – END OF PERIOD	$11,868,598	$8,234,566

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$15,196,809	$2,226,598
Cash Paid During the Period for Income Taxes	$13,614	$8,772

Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	$136,396,330	$118,873,584
Capitalized Asset Retirement Obligations	$476,549	$413,146
Non-Cash Compensation Capitalized on Oil and Gas Properties	$1,643,683	$5,834,242

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of September 30, 2013, approximately 55% of Northern’s 186,947 total net acres were developed.

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

Cash and Cash Equivalents

Northern considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.  Cash equivalents consist primarily of interest-bearing bank accounts and money market funds.  The Company’s cash positions represent assets held in checking and money market accounts.  These assets are generally available on a daily or weekly basis and are highly liquid in nature.  Due to the balances being greater than $250,000, the Company does not have FDIC coverage on the entire amount of bank deposits.  The Company believes this risk is minimal.  In addition, the Company is subject to Security Investor Protection Corporation (“SIPC”) protection on a vast majority of its financial assets.

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting.  The Company regularly reviews all aged accounts receivable for collectability and establishes an allowance as necessary for individual customer balances.

The allowance for doubtful accounts at September 30, 2013 and December 31, 2012 was $925,000 and $0, respectively.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.  Depreciation expense was $61,485 and $104,830 for the three months ended September 30, 2013 and 2012, respectively.  Depreciation expense was $248,626 and $304,226 for the nine months ended September 30, 2013 and 2012, respectively.

Full Cost Method

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the three and nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Capitalized Certain Payroll and Other Internal Costs	$894,573	$79,471	$2,257,022	$7,366,101
Capitalized Interest Costs	1,597,129	1,811,088	4,525,906	4,426,429
Total	$2,491,702	$1,890,559	$6,782,928	$11,792,530

As of September 30, 2013, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  There were no property sales in the nine months ended September 30, 2013 and 2012.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three months ended September 30, 2013 and 2012, the Company transferred into the full cost pool costs related to expired leases of $3.3 million and $0.5 million, respectively.  For the nine months ended September 30, 2013 and 2012, the Company transferred into the full cost pool costs related to expired leases of $11.3 million and $3.1 million, respectively.

Capitalized costs of crude oil and natural gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved crude oil and natural gas reserves plus the cost of unproved properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the 12-month average price of crude oil and natural gas to estimated future production of proved crude oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.  As of September 30, 2013 and December 31, 2012, the Company has not realized any impairment of its properties.

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

Debt Issuance Costs

At September 30, 2013, the Company had capitalized debt issuance costs of $5.9 million in connection with the revolving credit facility and $14.3 million in connection with the “8% Senior Notes Due 2020” (see Note 4).  These debt issuance costs are being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.

The amortization of debt issuance costs for the three months ended September 30, 2013 and 2012 was $706,602 and $492,745, respectively.  The amortization of debt issuance costs for the nine months ended September 30, 2013 and 2012 was $1,867,482 and $1,025,009, respectively.

Bond Premium on Senior Notes

At September 30, 2013, the Company had recorded a bond premium of $10.5 million in connection with the “8% Senior Notes Due 2020” (see Note 4).  This bond premium is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.

The amortization of the bond premium for the three months ended September 30, 2013 and 2012 was $371,681 and $0, respectively.  The amortization of the bond premium for the nine months ended September 30, 2013 and 2012 was $588,496 and $0, respectively.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of September 30, 2013 and December 31, 2012, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

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

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  No valuation allowance has been recorded as of September 30, 2013 and December 31, 2012.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding – basic	62,426,341	62,589,256	62,750,952	62,410,110
Plus: Potentially dilutive common shares
Stock options and restricted stock	332,037	293,417	391,286	343,131
Weighted average common shares outstanding – diluted	62,758,378	62,882,673	63,142,238	62,753,241

Restricted stock excluded from EPS due to the anti-dilutive effect	2,290	34,702	9,295	23,099

As of September 30, 2013 and 2012, potentially dilutive shares from stock options were 251,963.

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

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Crude oil and natural gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment recorded for the three months and nine months ended September 30, 2013 and 2012.

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

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of comprehensive income from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  In the past, acquisitions have been funded with internal cash flow, bank borrowings and the issuance of equity securities.  Purchases of properties and development capital expenditures that were in accounts payable and not yet paid in cash at September 30, 2013 and December 31, 2012 were approximately $136.4 million and $91.8 million, respectively.

Acquisitions

For the nine months ended September 30, 2013, the Company acquired approximately 17,854 net mineral acres, for an average cost of approximately $1,234 per net acre, in its key prospect areas in the form of effective leases.  During the same period, the Company separately acquired working interests in 56 gross (5.5 net) wells, in which it does not hold the underlying leasehold interests, for a total cost of approximately $7.3 million (which excludes the estimated drilling and completion costs for these wells).

For the nine months ended September 30, 2012, the Company acquired or earned through farm-in arrangements approximately 21,153 net mineral acres, for an average cost of approximately $1,913 per net acre, in its key prospect areas in the form of effective leases.

Unproved Properties

Unproved properties not being amortized comprise approximately 64,500 net acres of undeveloped leasehold interests at September 30, 2013 and December 31, 2012.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.

All properties that are not classified as proved properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion.  Once a property is classified as proved, all associated acreage and drilling costs are subject to depletion.  At September 30, 2013 and December 31, 2012, the amounts of capitalized costs excluded from depletion were $85.1 million and $82.9 million, respectively.

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

As of September 30, 2013, the Company was participating in three defined drilling projects with Slawson Exploration Company, Inc., with participation interests ranging between 4.5% and 50%, covering an aggregate of approximately 19,600 net acres of leasehold interests held by the Company.  The areas cover the Windsor project area (4.5% participation interest), which includes approximately 2,100 net acres held by the Company, primarily located in Mountrail and surrounding counties of North Dakota.  The South West Big Sky project (20% participation interest) includes approximately 5,500 total net acres held by the Company in Richland County, Montana.  The Lambert project (50% participation interest) includes approximately 12,000 net acres held by the Company in Richland County, Montana.

NOTE 4     REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Revolving Credit Facility

In February 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced its previous revolving credit facility with a syndicated facility.  The Revolving Credit Facility, which is secured by substantially all of the Company’s assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At September 30, 2013, the facility amount was $750 million, the borrowing base was $450 million and there was a $45 million outstanding balance, leaving $405 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, the Company may issue an unlimited amount of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The $500 million in Notes described below is “permitted additional indebtedness” as defined in the Revolving Credit Facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.5% to 1.5% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.5% to 2.5%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At September 30, 2013, the commitment fee was 0.375% and the interest rate margin was 1.5% on LIBOR loans and 0.5% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of its business or operations, merge, consolidate, or make investments.  In addition, the Company is required to maintain a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0.  The Company was in compliance with its covenants under the Revolving Credit Facility at September 30, 2013.

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

Common Stock

The following is a schedule of changes in the number of common stock during the nine months ended September 30, 2013 and the year ended December 31, 2012:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Beginning Balance	63,532,622	63,330,421
Stock Based Compensation	43,029	-
Stock Options Exercised	-	10,500
Restricted Stock Grants (Note 6)	299,401	890,379
Stock Repurchased	(2,036,383)	-
Other Surrenders	(41,994)	(698,678)
Ending balance	61,796,675	63,532,622

2013 Activity

The Company’s Chief Executive Officer receives shares of common stock as compensation in lieu of any cash base salary.  For the nine months ended September 30, 2013, the Company issued 43,029 shares valued at $608,430 to the Chief Executive Officer as compensation in lieu of any cash base salary.

In the nine months ended September 30, 2013, 4,297 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $64,000, which was based on the market price on the date the shares were surrendered.

In the nine months ended September 30, 2013, 37,697 shares of restricted common stock were surrendered by employees who terminated employment with the Company.

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the third quarter of 2013, the Company repurchased 2,036,383 shares of its common stock under the stock repurchase program. These shares are now included in the Company’s pool of authorized but unissued shares.  This stock had a cost of approximately $26.1 million.  The Company’s accounting policy upon the repurchase of shares is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

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

Restricted Stock Awards

During the nine months ended September 30, 2013, the Company issued 299,401 restricted shares of common stock as compensation to officers, employees and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than February 2017.  As of September 30, 2013, there was approximately $6.2 million of total unrecognized compensation expense related to unvested restricted stock.  This compensation expense will be recognized over the remaining vesting period of the grants.  The Company has assumed a zero percent forfeiture rate for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
	Number of Shares	Weighted-Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	777,437	$18.93
Shares Granted	299,401	15.38
Shares Forfeited	(37,697)	16.85
Lapse of Restrictions	(361,103)	19.15
Restricted Shares Outstanding at September 30, 2013	678,038	$17.37

Stock Option Awards

On November 1, 2007, the board of directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Incentive Stock Option Plan.  The Company granted options to purchase 500,000 shares of the Company’s common stock, to members of the board and options to purchase 60,000 shares of the Company’s common stock to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  As of September 30, 2013, options to purchase a total of 251,963 shares remain outstanding but unexercised.  The board of directors determined that no future grants will be made pursuant to the 2006 Incentive Stock Option Plan.  All future stock compensation will be issued under the 2013 Plan.

The Company used the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options is recognized as compensation over the vesting period.  There were no stock options granted by the Company in the nine months ended September 30, 2013.

Currently Outstanding Options

•	No options were forfeited in the nine month period ended September 30, 2013.
•	No options expired during the nine month period ended September 30, 2013.
•	Options covering 251,963 shares were exercisable and outstanding at September 30, 2013.
•
There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of September 30, 2013, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	There were no unvested options at September 30, 2013.

NOTE 7     RELATED PARTY TRANSACTIONS

Carter Stewart, a former director of the Company (until August 2011), owned a 25% interest in Gallatin Resources, LLC (“Gallatin”).  Legal counsel for Gallatin informed the Company that Mr. Stewart did not have the power to control Gallatin because each member of Gallatin has the right to vote on matters in proportion to their respective membership interest in the company and company matters are determined by a vote of the holders of a majority of membership interests.  Further, Mr. Stewart was neither an officer nor a director of Gallatin.  As such, Mr. Stewart did not have the ability to individually control company decisions for Gallatin.  In 2012, the Company paid Gallatin a total of approximately $500 related to previously acquired leasehold interests.  There were no payments to related parties for the nine months ended September 30, 2013.

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

The Company is party to a quiet title action in North Dakota that relates to its interest in certain crude oil and natural gas leases.  In the event the action results in a final judgment that is adverse to the Company, the Company would be required to reverse approximately $1.5 million in revenue (net of accrued taxes) that has been accrued since the second quarter of 2008 based on the Company’s purported interest in the crude oil and natural gas leases at issue, $0.2 million of which relates to the nine month period ended September 30, 2013.  The Company fully maintains the validity of its interest in the crude oil and natural gas leases, and is vigorously defending such interest.

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

In 2013, the State of North Dakota lowered its corporate income tax rate.  The impact of this rate change was to lower the Company’s deferred state income tax expense by approximately $0.5 million in the nine month period ended September 30, 2013.

The income tax provision for the three and nine months ended September 30, 2013 and 2012 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current Income Taxes	$-	$3,422	$4,614	$8,772
Deferred Income Taxes
Federal	956,000	175,000	19,925,000	30,660,000
State	72,000	35,000	1,333,000	4,210,000
Total Provision	$1,028,000	$213,422	$21,262,614	$34,878,772

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three and nine months ended September 30, 2013 and 2012, the Company did not recognize any interest or penalties in its statements of comprehensive income nor did it have any interest or penalties accrued in its balance sheet at September 30, 2013 and December 31, 2012 relating to unrecognized benefits.

The tax years 2012, 2011 and 2010 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of September 30, 2013 and December 31, 2012.

	Fair Value Measurements at September 30, 2013 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps and collars)	$-	$22,692	$-
Commodity Derivatives – Current Liability (crude oil swaps and collars)	-	(21,841,508)	-
Commodity Derivatives – Non- Current Asset (crude oil swaps and collars)	-	934,545	-
Commodity Derivatives – Non- Current Liability (crude oil swaps and collars)	-	(3,059,416)	-
Total	$-	$(23,943,687)	$-

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps and collars)	$-	$4,095,197	$-
Commodity Derivatives – Non-Current Asset (crude oil swaps and collars)	-	1,763,008	-
Commodity Derivatives – Non-Current Liability (crude oil swaps and collars)	-	(2,547,745)	-
Total	$-	$3,310,460	$-

Level 2 assets and liabilities consist of derivative assets and liabilities (see Note 12), the Revolving Credit Facility (see Note 4) and the Notes (see Note 4).  The fair value of the Company’s derivative financial instruments is determined based upon futures prices, volatility and time to maturity, among other things.  Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of all derivative contracts is reflected on the balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent year.  The book value of the Revolving Credit Facility approximates fair value because of its floating rate structure.  The fair value of our 8% senior notes is based on an end of period market quote.

The Company’s long-term debt is not measured at fair value on the balance sheets and the fair value is being provided for disclosure purposes.  At September 30, 2013, the Company had $500 million of senior unsecured notes and $45.0 million under the Revolving Credit Facility outstanding, with a fair value of $501 million and $45.0 million, respectively.  At December 31, 2012, the Company had $300 million of senior unsecured notes and $124.0 million under the Revolving Credit Facility outstanding, with a fair value of $310.5 million and $124.0 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to the Company at the end of each respective period.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the nine month period ended September 30, 2013.

NOTE 11     FINANCIAL INSTRUMENTS

The Company’s non-derivative financial instruments include cash and cash equivalents, and credit facility and are not measured at fair value on the balance sheets.  The carrying amount of these non-derivative financial instruments approximate their fair values (See Note 10).

The Company’s accounts receivable relate to crude oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  Management believes the Company’s accounts receivable at September 30, 2013 and December 31, 2012 do not represent significant credit risks as they are dispersed across many counterparties.  The Company has recorded an allowance for doubtful accounts of $925,000 and $0 at September 30, 2013 and December 31, 2012, respectively.  As of September 30, 2013, outstanding derivative contracts with commercial banks participating in the Company’s revolving credit facility represent all of the Company’s crude oil volumes hedged.  These commercial banks have investment-grade ratings from Moody’s and Standard & Poor and are lenders under the Company’s revolving credit facility and management believes this does not represent a significant credit risk.

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

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, the Company de-designated all derivatives that were previously classified as cash flow hedges and, in addition, the Company has elected not to designate any subsequent derivative contracts as cash flow hedges.  Beginning on November 1, 2009, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to loss on settled derivatives and unrealized gains or losses are recorded to unrealized gain (loss) on derivative instruments on the statement of comprehensive income rather than as a component of other comprehensive income (loss) or other income (expense).

The Company has master netting agreements on individual crude oil contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

Crude Oil Derivative Contracts Cash-flow Not Designated as Hedges

The Company had a realized (loss) gain on settled derivatives of $(8,096,075) and $1,701,296 for the three months ended September 30, 2013 and 2012, respectively.  The Company had an unrealized loss on mark-to-market of derivative instruments of $29,353,161 and $22,308,470 for the three months ended September 30, 2013 and 2012, respectively.  The Company had a realized loss on settled derivatives of $8,966,175 and $4,729,186 for the nine months ended September 30, 2013 and 2012, respectively.  The Company had an unrealized (loss) gain on mark-to-market of derivative instruments of $(27,254,147) and $18,125,928 for the nine months ended September 30, 2013 and 2012, respectively.

The following table reflects open commodity swap contracts as of September 30, 2013, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price
Swaps-Crude Oil
10/01/13 – 12/31/14	300,000	$91.65
10/01/13 – 12/31/13	120,000	89.50
10/01/13 – 12/31/13	60,000	91.10
10/01/13 – 12/31/13	30,000	94.50
10/01/13 – 12/31/13	30,000	102.30
10/01/13 – 12/31/13	30,000	94.50
10/01/13 – 12/31/14	356,250	88.55
10/01/13 – 12/31/14	356,250	88.60
10/01/13 – 12/31/14	356,250	88.40
10/01/13 – 12/31/14	356,250	88.50
10/01/13 – 06/30/15	510,000	89.15
10/01/13 – 12/31/15	810,000	89.00
01/01/14 – 06/30/14	300,000	89.50
01/01/14 – 06/30/14	240,000	90.00
01/01/14 – 06/30/14	240,000	100.00
01/01/14 – 12/31/14	120,000	91.35
01/01/14 – 12/31/14	120,000	90.00
01/01/14 – 12/31/14	240,000	90.15
01/01/14 – 12/31/14	240,000	91.00
01/01/14 – 12/31/14	120,000	93.00
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	93.50
07/01/14 – 12/31/14	30,000	90.58
01/01/15 – 06/30/15	60,000	90.50
01/01/15 – 06/30/15	180,000	88.55
01/01/15 – 06/30/15	180,000	88.00
01/01/15 – 06/30/15	60,000	90.75
01/01/15 – 06/30/15	60,000	90.25
01/01/15 – 12/31/15	360,000	89.00
01/01/15 – 12/31/15	360,000	89.02
01/01/15 – 12/31/15	180,000	89.00
01/01/15 – 12/31/15	180,000	89.00

As of September 30, 2013, the Company had a total volume on open commodity swaps of 6.9 million barrels at a weighted average price of approximately $89.95.

In addition to the open commodity swap contracts the Company has entered into costless collars.  The costless collars are used to establish floor and ceiling prices on anticipated crude oil production.  There were no premiums paid or received by the Company related to the costless collar agreements.  The following table reflects open costless collar agreements as of September 30, 2013.

Term	Oil (Barrels)	Floor/Ceiling Price	Basis
Costless Collars – Crude Oil
10/01/13 – 12/31/13	32,187	$90.00/$103.50	NYMEX
10/01/13 – 12/31/13	28,481	$90.00/$106.50	NYMEX
10/01/13 – 12/31/13	49,412	$90.00/$110.00	NYMEX
10/01/13 – 12/31/13	39,737	$95.00/$107.00	NYMEX
10/01/13 – 12/31/13	120,000	$95.00/$110.70	NYMEX
10/01/13 – 12/31/13	170,047	$85.00/$98.00	NYMEX
10/01/13 – 12/31/13	30,000	$90.25/$97.95	NYMEX
10/01/13 – 12/31/13	48,000	$95.00/$106.90	NYMEX
10/01/13 – 12/31/13	15,000	$93.00/$100.00	NYMEX
01/01/14 – 12/31/14	240,000	$90.00/$99.05	NYMEX

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at September 30, 2013 and December 31, 2012, respectively.  Certain amounts may be presented on a net basis on the financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

Type of Contract	Balance Sheet Location	September 30, 2013 Estimated Fair Value	December 31, 2012 Estimated Fair Value

Derivative Assets:
Swap Contracts	Current Assets/Liabilities	$619,662	$680,647
Swap Contracts	Non-Current Assets	1,863,580	1,977,722
Costless Collars	Current Assets/Liabilities	60,860	11,769,415
Costless Collars	Non-Current Assets/Liabilities	120,398	5,629,996
Total Derivative Assets		$2,664,500	$20,057,780

Derivative Liabilities:
Swap Contracts	Current Assets/Liabilities	$(21,336,245)	$(2,037,070)
Swap Contracts	Non-Current Assets/Liabilities	(4,108,849)	(3,170,945)
Costless Collars	Current Assets/Liabilities	(1,163,093)	(6,317,795)
Costless Collars	Non-Current Liabilities	-	(5,221,510)
Total Derivative Liabilities		$(26,608,187)	$(16,747,320)

The following disclosures are applicable to the Company’s financial statements, as of September 30, 2013 and 2012, respectively:

Derivative Type	Location of Loss for Effective and Ineffective Portion of Derivative In Income	Amount of Loss Reclassified from AOCI into Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Commodity - Cash Flow	Loss on Settled Derivatives	$ -	$ -	$ -	$ 101,309

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

	Estimated Fair Value at September 30, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Derivative Assets:
Current Assets	$680,522	$(657,830)	$22,692
Non-Current Assets	1,983,978	(1,049,433)	934,545
Total Derivative Assets	$2,664,500	$(1,707,263)	$957,237

Offsetting of Derivative Liabilities:
Current Liabilities	$(22,499,338)	$657,830	$(21,841,508)
Non-Current Liabilities	(4,108,849)	1,049,433	(3,059,416)
Total Derivative Liabilities	$(26,608,187)	$1,707,263	$(24,900,924)

	Estimated Fair Value at December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Derivative Assets:
Current Assets	$12,450,062	$(8,354,865)	$4,095,197
Non-Current Assets	7,607,719	(5,844,711)	1,763,008
Total Derivative Assets	$20,057,781	$(14,199,576)	$5,858,205

Offsetting of Derivative Liabilities:
Current Liabilities	$(8,354,865)	$8,354,865	$-
Non-Current Liabilities	(8,392,456)	5,844,711	(2,547,745)
Total Derivative Liabilities	$(16,747,321)	$14,199,576	$(2,547,745)

NOTE 13    SUBSEQUENT EVENTS

In connection with preparing the unaudited financial statements for the nine months ended September 30, 2013, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the financial statements.

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

Our average daily production in the third quarter of 2013 was approximately 13,049 Boe per day, of which approximately 91% was oil.  Our third quarter 2013 average daily production increased 16% year-over-year, as compared to an average of 11,282 Boe per day in the third quarter of 2012.  As of September 30, 2013, we participated in 1,585 gross (133.5 net) producing wells.

As of September 30, 2013, we leased approximately 704,203 gross (186,947 net) acres, of which 100% were located in the Williston Basin of North Dakota and Montana.  During the nine months ended September 30, 2013, we acquired approximately 17,854 net mineral acres at an average cost of approximately $1,234 per net acre.  During the same period, we separately acquired working interests in 56 gross (5.5 net) wells, in which we do not hold the underlying leasehold interests, for a total cost of approximately $7.3 million (which excludes the estimated drilling and completion costs for these wells).

Highlights from the First Nine Months of 2013 Results

During the nine months ended September 30, 2013, we achieved the following financial and operating results:

•	Including the effect of realized losses from derivative contracts, oil, gas and NGL sales increased 23% for the nine months ended September 30, 2013 as compared to the same period last year;

•	Average daily production was 11,694 Boe per day;

•	Participated in the completion of 358 gross (27.3 net) wells;

•	Entered into additional derivative contracts for 2013, 2014 and 2015;

•	Increased the borrowing base under our revolving credit facility to $450 million; and

•	Completed a $200 million follow-on senior notes offering.

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

•
Unrealized (loss) gain on derivative instruments.  We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in the price of oil.  This account activity represents the recognition of gains and losses associated with our outstanding derivative contracts as commodity prices and commodity derivative contracts change on contracts that have not been designated for hedge accounting.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX WTI benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX WTI and the sales prices we receive for our oil production.  Our oil price differential to the NYMEX WTI benchmark price during the third quarter of 2013 was $9.04 per barrel, as compared to $10.18 per barrel in the third quarter of 2012.  Our oil price differential to the NYMEX WTI benchmark price during the first nine months of 2013 was $6.20 per barrel, as compared to $12.50 per barrel in the first nine months of 2012.

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

Market Conditions

Prices for various quantities of natural gas, natural gas liquids (“NGLs”) and oil that we produce significantly impact our revenues and cash flows. Commodity prices have been volatile in recent years. The following table lists average New York Mercantile Exchange (“NYMEX”) prices for natural gas and oil for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$3.56	$2.89
Oil (per Bbl)	$105.81	$92.20

	Nine Months Ended September 30,
	2013	2012
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$3.69	$2.58
Oil (per Bbl)	$98.20	$96.16
________________
(a)	Based on average NYMEX closing prices.

Results of Operations for the three month periods ended September 30, 2013 and September 30, 2012

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended September 30,
	2013	2012	% Change
Net Production:
Oil (Bbl)	1,093,464	954,831	15
Natural Gas and NGLs (Mcf)	642,338	498,846	29
Total (Boe)	1,200,520	1,037,972	16

Net Sales:
Oil Sales	$103,967,828	$79,142,522	31
Natural Gas and NGL Sales	3,264,236	1,547,779	111
(Loss) Gain on Settled Derivatives	(8,096,075)	1,701,296	(576)
Unrealized (Loss) on Derivative Instruments	(29,353,161)	(22,308,470)	32
Other Revenue	1,372	12,486	(89)
Total Revenues	69,784,200	60,095,613	16

Average Sales Prices:
Oil (per Bbl)	$95.08	$82.89	15
Effect of (Loss) Gain on Settled Derivatives on Average Price (per Bbl)	(7.40)	1.78	(516)
Oil Net of Settled Derivatives (per Bbl)	87.68	84.67	4
Natural Gas and NGLs (per Mcf)	5.08	3.10	64
Realized Price on a Boe Basis Including all Realized Derivative Settlements	82.58	79.38	4

Operating Expenses:
Production Expenses	$11,471,867	$8,734,636	31
Production Taxes	9,931,345	8,092,843	23
General and Administrative Expense (Including $1.2 million and $7.0 million of Non-Cash Share Based Compensation in 2013 and 2012, respectively)	4,164,335	9,467,711	(56)
Depletion of Oil and Gas Properties	32,005,863	27,952,585	15

Costs and Expenses (per Boe):
Production Expenses	$9.56	$8.42	14
Production Taxes	8.27	7.80	6
General and Administrative Expense (Including $1.03 per Boe and $6.74 per Boe of Non-Cash Share Based Compensation in 2013 and 2012, respectively)	3.47	9.12	(62)
Depletion of Oil and Gas Properties	26.66	26.93	(1)

Net Producing Wells at Period End	133.5	98.5	36

Oil and Natural Gas Sales

In the third quarter of 2013, oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 33% as compared to the third quarter of 2012, driven by a 16% increase in production and a 15% increase in realized prices, excluding the effect of settled derivatives.  The higher average realized price in the third quarter of 2013 as compared to the same period in 2012 was driven by higher average NYMEX oil prices and a lower oil price differential.  Oil price differential during the third quarter of 2013 was $9.04 per barrel, as compared to $10.18 per barrel in the third quarter of 2012.

As discussed above, we add production through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our oil and natural gas sales from existing wells.  During the third quarter of 2013, our production volumes increased 16% as compared to the third quarter of 2012.  Production primarily increased due to our continued addition of net producing wells.

Derivative Instruments

For the third quarter of 2013, we incurred a loss on settled derivatives of $8.1 million, compared to a $1.7 million gain for the third quarter of 2012.  Our average realized price (including all derivative settlements) received during the third quarter of 2013 was $82.58 per Boe compared to $79.38 per Boe in the third quarter of 2012.  Our average realized price (including all derivative settlements) calculation includes all cash settlements for derivatives.

We had mark-to-market derivative loss of $29.4 million in the third quarter of 2013 compared to a $22.3 million loss in the third quarter of 2012.  At September 30, 2013, all of our derivative contracts were recorded at their fair value, which was a net liability of $23.9 million, a decrease of $30.2 million from the $6.3 million net asset recorded as of September 30, 2012.

Production Expenses

Production expenses were $11.5 million in the third quarter of 2013 compared to $8.7 million in the third quarter of 2012.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses increased from $8.42 per Boe in the third quarter of 2012 to $9.56 per Boe in the third quarter of 2013.  This 14% increase was driven by higher water hauling and disposal costs and workover expenses.  Over the past twelve months, we have had significant net well additions in areas that have high levels of water production and a less developed water hauling and disposal infrastructure, resulting in increased water hauling and disposal costs.

Production Taxes

We pay production taxes based on realized crude oil and natural gas sales.  These costs were $9.9 million in the third quarter of 2013 compared to $8.1 million in the third quarter of 2012.  As a percentage of oil and natural gas sales, our production taxes were 9.3% and 10.0% in the third quarter of 2013 and 2012, respectively.  Certain of our production is in Montana and North Dakota jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.

General and Administrative Expense

General and administrative expense was $4.2 million for the third quarter of 2013 compared to $9.5 million for the third quarter of 2012.  General and administrative expense for the third quarter of 2012 includes a severance charge in connection with the separation of our former president comprised of $4.3 million of non-cash share based compensation and other expenses estimated at $0.6 million.  The third quarter of 2013 decrease of $5.3 million when compared to third quarter of 2012 was primarily due to the $4.9 million in severance expense.  Excluding the $4.9 million in severance expenses, the decrease in general and administrative expenses was due to lower share based compensation ($1.6 million), which was partially offset by increased salaries and benefits ($0.6 million), insurance expense ($0.2 million), legal and professional costs ($0.2 million) and office expenses ($0.1 million).

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $32.1 million in the third quarter of 2013 compared to $28.1 million in the third quarter of 2012.  Depletion expense, the largest component of DD&A, was $26.66 per Boe in the third quarter of 2013 compared to $26.93 per Boe in the third quarter of 2012.  The increase in aggregate depletion expense for the third quarter of 2013 compared to the third quarter of 2012 was driven by a 16% increase in production.  Depletion rates in new plays tend to be higher in the beginning as increased initial outlays are amortized over proved reserves based on early stages of evaluations.  As these plays mature, new technologies, well completion methodologies and additional historical operating information impact the reserve evaluations.  Depreciation, amortization and accretion was $98,000 in the third quarter of 2013 compared to $129,000 in the third quarter of 2012.  The following table summarizes DD&A expense per Boe for the third quarters of 2013 and 2012:

	Three Months Ended September 30,
	2013	2012	Change	Change
Depletion	$26.66	$26.93	$(0.27)	(1)%
Depreciation, Amortization, and Accretion	0.08	0.12	(0.04)	(33)
Total DD&A Expense	$26.74	$27.05	$(0.31)	(1)%

Interest Expense

Interest expense, net of capitalized interest, was $9.2 million for the third quarter of 2013 compared to $5.2 million in the third quarter of 2012.  The increase in interest expense was due to the higher rate of interest on our 8.000% senior unsecured notes due 2020, which had higher average borrowings outstanding in the third quarter of 2013 as compared to the third quarter of 2012.

Income Tax Provision

The provision for income taxes was $1.0 million in the third quarter of 2013 compared to $0.2 million in the third quarter of 2012.  The effective tax rate in the third quarter of 2013 was 37.6% compared to an effective tax rate of 41.6% in the third quarter of 2012.  The decrease in the effective tax rate for 2013 relates to a decrease in the corporate income tax rate in the State of North Dakota.  The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates.

Results of Operations for the nine month periods ended September 30, 2013 and September 30, 2012

The following table sets forth selected operating data for the periods indicated.

	Nine Months Ended September 30,
	2013	2012	% Change
Net Production:
Oil (Bbl)	2,891,207	2,555,994	13
Natural Gas and NGLs (Mcf)	1,807,096	1,227,213	47
Total (Boe)	3,192,390	2,760,530	16

Net Sales:
Oil Sales	$260,545,799	$210,306,283	24
Natural Gas and NGL Sales	9,481,095	5,962,429	59
Loss on Settled Derivatives	(8,966,175)	(4,729,186)	90
Unrealized (Loss) Gain on Derivative Instruments	(27,254,147)	18,125,928	(250)
Other Revenue	37,514	160,752	(77)
Total Revenues	233,844,086	229,826,206	2

Average Sales Prices:
Oil (per Bbl)	$90.12	$82.28	10
Effect of Loss on Settled Derivatives on Average Price (per Bbl)	(3.10)	(1.85)	68
Oil Net of Settled Derivatives (per Bbl)	87.02	80.43	8
Natural Gas and NGLs (per Mcf)	5.25	4.86	8
Realized Price on a Boe Basis Including all Realized Derivative Settlements	81.78	76.63	7

Operating Expenses:
Production Expenses	$30,510,248	$22,540,237	35
Production Taxes	25,303,805	20,829,732	21
General and Administrative Expense (Including $3.5 million and $11.3 million of Non-Cash Share Based Compensation in 2013 and 2012, respectively)	12,068,439	18,568,696	(35)
Depletion of Oil and Gas Properties	85,109,084	71,781,894	19

Costs and Expenses (per Boe):
Production Expenses	$9.56	$8.17	17
Production Taxes	7.93	7.55	5
General and Administrative Expense (Including $1.11 per Boe and $4.09 per Boe of Non-Cash Share Based Compensation in 2013 and 2012, respectively)	3.78	6.73	(44)
Depletion of Oil and Gas Properties	26.66	26.00	3

Net Producing Wells at Period End	133.5	98.5	36

Oil and Natural Gas Sales

In the first nine months of 2013, oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 25% as compared to the first nine months of 2012, driven primarily by a 16% increase in production and an 8% increase in realized prices, excluding the effect of settled derivatives.  The higher average realized price in the first nine months of 2013 as compared to the same period in 2012 was driven by higher average NYMEX oil prices and a lower oil price differential.  The oil price differential during the first nine months of 2013 was $6.20 per barrel, as compared to $12.50 per barrel in the first nine months of 2012.

As discussed above, we add production through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our oil and natural gas sales from existing wells.  During the first nine months of 2013, our production volumes increased 16% as compared to the first nine months of 2012.  Production primarily increased due to our continued addition of net producing wells.

Derivative Instruments

For the first nine months of 2013, we incurred a loss on settled derivatives of $9.0 million, compared to a $4.7 million loss for the first nine months of 2012.  Our average realized price (including all derivative settlements) received during the first nine months of 2013 was $81.78 per Boe compared to $76.63 per Boe in the first nine months of 2012.  Our average realized price (including all derivative settlements) calculation includes all cash settlements for derivatives.

We had a mark-to-market derivative loss of $27.3 million in the first nine months of 2013 compared to a $18.1 million gain in the first nine months of 2012.  At September 30, 2013, all of our derivative contracts were recorded at their fair value, which was a net liability of $23.9 million, a decrease of $30.2 million from the $6.3 million net asset recorded as of September 30, 2012.

Production Expenses

Production expenses were $30.5 million in the first nine months of 2013 compared to $22.5 million in the first nine months of 2012.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses increased from $8.17 per Boe in the first nine months of 2012 to $9.56 per Boe in the first nine months of 2013.  This 17% increase was driven by higher water hauling and disposal costs and workover expenses.  Over the past twelve months, we have had significant net well additions in areas that have high levels of water production and a less developed water hauling and disposal infrastructure, resulting in increased water hauling and disposal costs.

Production Taxes

We pay production taxes based on realized crude oil and natural gas sales.  These costs were $25.3 million in the first nine months of 2013 compared to $20.8 million in the first nine months of 2012.  As a percentage of oil and natural gas sales, our production taxes were 9.4% and 9.6% in the first nine months of 2013 and 2012, respectively.  Certain of our production is in Montana and North Dakota jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.

General and Administrative Expense

General and administrative expense was $12.1 million for the first nine months of 2013 compared to $18.6 million for the first nine months of 2012.  General and administrative expense for the nine month period ended September 30, 2012 includes a severance charge in connection with the separation of our former president comprised of $4.3 million of non-cash share based compensation and other expenses estimated at $0.6 million.  General and administrative expenses decreased $6.5 million in the first nine months of 2013 when compared to the first nine months of 2012, primarily due to the $4.9 million in severance expense.  Excluding the $4.9 million in severance expenses, the decrease in general and administrative expenses was due to lower share based compensation ($3.6 million), which was partially offset by increased salaries and benefit costs ($1.1 million), insurance expense ($0.4 million), legal and professional costs ($0.2 million), office expenses ($0.2 million) and travel expenses ($0.1 million).

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization (“DD&A”) was $85.5 million in the first nine months of 2013 compared to $72.1 million in the first nine months of 2012.  Depletion expense, the largest component of DD&A, was $26.66 per Boe in the first nine months of 2013 compared to $26.00 per Boe in the first nine months of 2012.  The increase in aggregate depletion expense for the first nine months of 2013 compared to the first nine months of 2012 was driven by a 16% increase in production.  Additionally, depletion rates rose in the first nine months of 2013 due to an increase in our future development cost estimates to reflect the changes in well completion methodologies (e.g. more stimulation costs per well due to longer lateral extensions).  Depletion rates in new plays tend to be higher in the beginning as increased initial outlays are amortized over proved reserves based on early stages of evaluations.  As these plays mature, new technologies, well completion methodologies and additional historical operating information impact the reserve evaluations.  Depreciation, amortization and accretion was $0.3 million in the first nine months of 2013 compared to $0.4 million in the first nine months of 2012.  The following table summarizes DD&A expense per Boe for the first nine months of 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	Change	Change
Depletion	$26.66	$26.00	$0.66	3%
Depreciation, Amortization, and Accretion	0.11	0.13	(0.02)	(15)
Total DD&A expense	$26.77	$26.13	$0.64	2%

Interest Expense

Interest expense, net of capitalized interest, was $23.1 million for the first nine months of 2013 compared to $8.1 million in the first nine months of 2012.  The increase in interest expense was due to the higher rate of interest on our 8.000% senior unsecured notes due 2020, which had higher average borrowings outstanding in the first nine months of 2013 as compared to the first nine months of 2012.

Income Tax Provision

The provision for income taxes was $21.3 million in the first nine months of 2013 compared to $34.9 million in the first nine months of 2012.  The effective tax rate in the first nine months of 2013 was 37.3% compared to an effective tax rate of 39.8% in the first nine months of 2012.  The decrease in the effective tax rate for 2013 relates to a reduction in the statutory corporate income tax rate in the State of North Dakota.  The impact of this rate change was to lower our deferred state tax expense by approximately $0.5 million in the first nine months of 2013.  The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates.

Non-GAAP Financial Measures

We define Adjusted Net Income as net income excluding (i) unrealized (loss) gain on derivative instruments, net of tax and (ii) severance expenses in connection with the departure of our former president, net of tax.  Our Adjusted Net Income for the three months ended September 30, 2013 was $20.0 million (representing approximately $0.32 per diluted share), compared to $16.7 million (representing approximately $0.27 per diluted share) for the three months ended September 30, 2012.  Our Adjusted Net Income for the nine months ended September 30, 2013 was $52.7 million (representing approximately $0.83 per diluted share), compared to $44.8 million (representing approximately $0.71 per diluted share) for the nine months ended September 30, 2012.  These increases in non-GAAP Adjusted Net Income are primarily due to our continued addition of crude oil and natural gas production from new wells and higher realized commodity prices in 2013 compared to 2012.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization, and accretion, (iv) unrealized gain (loss) on derivative instruments and (v) non-cash share based compensation expense.  Adjusted EBITDA for the three months ended September 30, 2013 was $74.6 million, compared to Adjusted EBITDA of $63.1 million for the three months ended September 30, 2012.  Adjusted EBITDA for the nine months ended September 30, 2013 was $196.3 million, compared to Adjusted EBITDA of $161.1 million for the nine months ended September 30, 2012.  These increases in Adjusted EBITDA are primarily due to our continued addition of crude oil and natural gas production from new wells and higher realized commodity prices in 2013 compared to 2012.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Income	$1,702,904	$300,161	$35,666,098	$52,732,468
Add:
Unrealized (Gain) Loss on Derivative Instruments, Net of Tax	18,308,197	13,429,470	17,074,790	(10,911,928)
Severance Expense, Net of Tax (a)	-	2,954,631	-	2,954,631
Adjusted Net Income	$20,011,101	$16,684,262	$52,740,888	$44,775,171

Weighted Average Shares Outstanding – Basic	62,426,341	62,589,256	62,750,952	62,410,110
Weighted Average Shares Outstanding – Diluted	62,758,378	62,882,673	63,142,238	62,753,241

Net Income Per Common Share - Basic	$0.03	$-	$0.57	$0.84
Add:
Change due to Unrealized (Gain) Loss on Derivative Instruments, Net of Tax	0.29	0.22	0.27	(0.17)
Change due to Severance Expense, Net of Tax	-	0.05	-	0.05
Adjusted Net Income Per Common Share – Basic	$0.32	$0.27	$0.84	$0.72

Net Income Per Common Share – Diluted	$0.03	$-	$0.56	$0.84
Add:
Change due to Unrealized (Gain) Loss on Derivative Instruments, Net of Tax	0.29	0.22	0.27	(0.17)
Change due to Severance Expense, Net of Tax	-	0.05	-	0.04
Adjusted Net Income Per Common Share – Diluted	$0.32	$0.27	$0.83	$0.71
____________
(a)
Reflects severance expense recognized in connection with the departure of the Company’s president and co-founder.  Adjusted to reflect related tax benefit of $(1,954,000) for the three and nine months ended September 30, 2012, respectively.

Reconciliation of Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Income	$1,702,904	$300,161	$35,666,098	$52,732,468
Add:
Interest Expense	9,212,834	5,205,822	23,140,425	8,130,225
Income Tax Provision	1,028,000	213,422	21,262,614	34,878,772
Depreciation, Depletion, Amortization, and Accretion	32,103,607	28,081,124	85,455,425	72,147,282
Non-Cash Share Based Compensation	1,239,623	6,998,765	3,547,493	11,295,664
Unrealized (Gain) Loss on Derivative Instruments	29,353,161	22,308,470	27,254,147	(18,125,928)
Adjusted EBITDA	$74,640,129	$63,107,764	$196,326,202	$161,058,483

Liquidity and Capital Resources

Overview

Historically, our main sources of liquidity and capital resources have been internally generated cash flow from operations, credit facility borrowings and issuances of debt and equity.  We generally maintain low cash and cash equivalent balances because we use cash from operations to fund our development activities or reduce our bank debt.  We continue to take steps to ensure adequate capital resources and liquidity to fund our capital expenditure program.  In February 2012, we amended and restated the credit agreement governing our revolving credit facility (the “Revolving Credit Facility”) to increase the maximum facility size to $750 million, subject to a borrowing base that is currently $450 million.  In May 2012, we issued $300 million aggregate principal amount, and in May 2013, we issued an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (collectively the “Notes”).

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

At September 30, 2013, our debt to total book capitalization ratio was 48%, we had $554.9 million of total debt outstanding, $600.9 million of stockholders’ equity, and $11.9 million of cash on hand.  Additionally, at September 30, 2013, there was $405.0 million of borrowing availability under our Revolving Credit Facility.  At December 31, 2012, we had $424.0 million of debt outstanding, $586.2 million of stockholders’ equity, and $13.4 million of cash on hand.

Cash Flow

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives.  Our cash flows from operations also are impacted by changes in working capital.  We generally maintain low cash and cash equivalent balances because we use available funds to fund our development activities or reduce our bank debt.  Short-term liquidity needs are satisfied by borrowings under our revolving credit facility.  We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future oil production for the next 12 to 36 months.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under the revolving credit facility.  As of September 30, 2013, we had entered into derivative agreements covering 1.0 million barrels for the remainder of 2013, 4.0 million barrels for 2014 and 2.7 million barrels for 2015, with weighted average floor prices of $90.78, $90.43 and $89.03, respectively.

Our cash flows for the nine month periods ended September 30, 2013 and 2012 are presented below:

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Net Cash Provided by Operating Activities	$168,919,213	$136,696,932
Net Cash used for Investing Activities	(268,737,922)	(419,872,414)
Net Cash provided by Financing Activities	98,299,309	285,130,461
Net Change in Cash	$(1,519,400)	$1,954,979

Cash flows provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was $168.9 million compared to $136.7 million during the nine months ended September 30, 2012.  This increase was due to higher production from development activity and higher realized prices, which was partially offset by higher operating costs.  Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements.  Changes in working capital (as reflected in our statements of cash flows) in the nine months ended September 30, 2013 was an increase of $5.5 million, compared to an increase of $17.2 million in the same period of the prior year.

Cash flows used in investing activities

We had cash flows used in investing activities of $268.7 million and $419.9 million during the nine month periods ended September 30, 2013 and 2012, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  The decrease in cash used in investing activities for the first nine months of 2013 as compared to the same period of 2012 was attributable to decreased oil and gas spending driven by fewer well completions in the first nine months of 2013 as compared to the same period of 2012.  Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $136.4 million and $118.9 million at September 30, 2013 and September 30, 2012, respectively.

Development and acquisition activities are highly discretionary.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns.  Our capital expenditures for development and acquisition activities for the nine month periods ended September 30, 2013 and 2012 are summarized in the following table:

	Nine Months Ended September 30,
	2013	2012
	(in millions, unaudited)
Drilling and completion costs	$280.0	$406.3
Acreage and related activities	22.6	33.8
Other capital expenditures	16.9	12.2
Total	$319.5	$452.3

Cash flows provided by financing activities

Net cash provided by financing activities was $98.3 million and $285.1 million during the nine months ended September 30, 2013 and 2012, respectively.  For the nine month periods ended September 30, 2013 and 2012, cash sourced through financing activities was primarily provided from the issuance of senior unsecured notes and advances under our Revolving Credit Facility.  The decrease in cash provided by financing activities for the first nine months of 2013 as compared to the same period of 2012 was attributable to a lower level of senior unsecured note issuance in 2013.  Additionally, during the third quarter of 2013 the Company repurchased 2,036,383 shares of its common stock at a cost of approximately $26.1 million.  Our long term debt at September 30, 2013 was $554.9 million, which was comprised of $509.9 million in senior unsecured notes and $45 million of borrowings under our Revolving Credit Facility.  At September 30, 2013 we had $405 million of available borrowing capacity under our Revolving Credit Facility.

Revolving Credit Facility

In February 2012, we entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced our previous revolving credit facility with a syndicated facility.  Our bank group is comprised of a group of commercial banks, with no single bank holding more than 12% of the total facility.  The Revolving Credit Facility, which is secured by substantially all of our assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At September 30, 2013, the facility amount was $750 million, the borrowing base was $450 million and there was a $45 million outstanding balance, leaving $405 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, we may issue an unlimited amount of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The $500 million in Notes described below is “permitted additional indebtedness” as defined in the Revolving Credit Facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.5% to 1.5% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.5% to 2.5%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At September 30, 2013, the commitment fee was 0.375% and the interest rate margin was 1.5% on LIBOR loans and 0.5% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit our ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make investments.  In addition, we are required to maintain a current ratio of no less than 1.0 to 1.0.  We were in compliance with our covenants under the Revolving Credit Facility at September 30, 2013.

All of our obligations under the Revolving Credit Facility are secured by a first priority security interest in any and all of our assets.

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

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production over a rolling 36 month horizon.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under our Revolving Credit Facility.  As of September 30, 2013, we had entered into derivative agreements covering 1.0 million barrels for the remainder of 2013, 4.0 million barrels for 2014 and 2.7 million barrels for 2015.

The following table summarizes the oil derivative contracts that we have entered into for each year as of September 30, 2013:

Contract Type	Volume Hedged (Bbl)	West Texas Intermediate Strike Price/Bbl	Term
Collar	32,187	$90.00/$103.50	October 1 – Dec 31, 2013
Collar	28,481	$90.00/$106.50	October 1 – Dec 31, 2013
Collar	49,412	$90.00/$110.00	October 1 – Dec 31, 2013
Collar	39,737	$95.00/$107.00	October 1 – Dec 31, 2013
Collar	120,000	$95.00/$110.70	October 1 – Dec 31, 2013
Collar	170,047	$85.00/$98.00	October 1 – Dec 31, 2013
Collar	30,000	$90.25/$97.95	October 1 – Dec 31, 2013
Collar	48,000	$95.00/$106.90	October 1 – Dec 31, 2013
Collar	15,000	$93.00/$100.00	October 1 – Dec 31, 2013
Swap	60,000	$91.10	October 1 – Dec 31, 2013
Swap	120,000	$89.50	October 1 – Dec 31, 2013
Swap	60,000	$91.65	October 1 – Dec 31, 2013
Swap	30,000	$94.50	October 1 – Dec 31, 2013
Swap	30,000	$94.50	October 1 – Dec 31, 2013
Swap	11,250	$88.40	October 1 – Dec 31, 2013
Swap	11,250	$88.50	October 1 – Dec 31, 2013
Swap	11,250	$88.55	October 1 – Dec 31, 2013
Swap	11,250	$88.60	October 1 – Dec 31, 2013
Swap	30,000	$102.30	October 1 – Dec 31, 2013
Swap	30,000	$89.15	October 1 – Dec 31, 2013
Swap	90,000	$89.00	October 1 – Dec 31, 2013
2013 Total	1,027,864

Swap	300,000	$89.50	Jan 1 – June 30, 2014
Swap	240,000	$90.00	Jan 1 – June 30, 2014
Swap	240,000	$100.00	Jan 1 – June 30, 2014
Swap	240,000	$91.00	Jan 1 – Dec 31, 2014
Swap	240,000	$91.65	Jan 1 – Dec 31, 2014
Swap	240,000	$90.15	Jan 1 – Dec 31, 2014
Swap	120,000	$91.35	Jan 1 – Dec 31, 2014
Swap	120,000	$90.00	Jan 1 – Dec 31, 2014
Swap	345,000	$88.60	Jan 1 – Dec 31, 2014
Swap	345,000	$88.55	Jan 1 – Dec 31, 2014
Swap	345,000	$88.50	Jan 1 – Dec 31, 2014
Swap	345,000	$88.40	Jan 1 – Dec 31, 2014
Swap	120,000	$93.00	Jan 1 – Dec 31, 2014
Swap	120,000	$89.15	Jan 1 – Dec 31, 2014
Swap	30,000	$90.58	July 1 – Dec 31, 2014
Swap	120,000	$90.00	July 1 – Dec 31, 2014
Swap	120,000	$90.00	July 1 – Dec 31, 2014
Swap	120,000	$93.50	July 1 – Dec 31, 2014
Collar	240,000	$90.00/$99.05	Jan 1 – Dec 31, 2014
2014 Total	3,990,000

Swap	60,000	$90.25	Jan 1 – Jun 30, 2015
Swap	60,000	$90.50	Jan 1 – Jun 30, 2015
Swap	60,000	$90.75	Jan 1 – Jun 30, 2015
Swap	180,000	$88.55	Jan 1 – Jun 30, 2015
Swap	180,000	$88.00	Jan 1 – Jun 30, 2015
Swap	360,000	$89.15	Jan 1 – Jun 30, 2015
Swap	720,000	$89.00	Jan 1 – Dec 31, 2015
Swap	360,000	$89.00	Jan 1 – Dec 31, 2015
Swap	360,000	$89.02	Jan 1 – Dec 31, 2015
Swap	180,000	$89.00	Jan 1 – Dec 31, 2015
Swap	180,000	$89.00	Jan 1 – Dec 31, 2015
2015 Total	2,700,000

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement.  During the nine month period ended September 30, 2013, we had $78.8 million in average outstanding borrowings under our Revolving Credit Facility at a weighted average rate of 2.3%.  We have the option to designate the reference rate of interest for each specific borrowing under the Revolving Credit Facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate (“LIBOR”) will bear interest at a rate equal to LIBOR plus a spread ranging from 1.5% to 2.5% depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 0.5% to 1.5%, depending on the percentage of borrowing base that is currently advanced.  We have the option to designate either pricing mechanism.  Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

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

As of September 30, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
July 1, 2013 to July 31, 2013	-	-	-	$150.0 million
Month #2
August 1, 2013 to August 31, 2013	1,038,837	$12.46	1,038,044	137.1 million
Month #3
September 1, 2013 to September 30, 2013	998,736	13.21	998,339	123.9 million
Total	2,037,573	$12.82	2,036,383	$123.9 million
________________________
(1)	793 shares in August and 397 shares in September reflect shares surrendered by company employees in satisfaction of tax obligations in connection with restricted stock awards.
(2)
In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million shares of our company’s outstanding common stock.  We have repurchased 2,036,383 shares under this program to date at an average price of $12.82 per share.

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	November 8, 2013	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	November 8, 2013	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of Northern Oil and Gas, Inc. dated June 28, 2010	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2012
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012
10.1
Fourth Amendment to Third Amended and Restated Credit Agreement and Second Amendment to Third Amended and Restated Guaranty and Collateral Agreement, dated September 30, 2013, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2013
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