Form 10-K
period 2013-12-31
NORTHERN OIL & GAS, INC.
filed 2014-03-03
CIK 1104485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the NYSE MKT) was approximately $802.2 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 21, 2014, the registrant had 61,852,670 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report.

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

FOR FISCAL YEAR ENDED DECEMBER 31, 2013

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

During 2013, we participated in the drilling and completion of 531 gross (40.0 net) wells in the Williston Basin.  At December 31, 2013, we owned working interests in 1,758 gross (146.2 net) producing wells, consisting of 1,754 wells targeting the Bakken and Three Forks formations and four exploratory wells targeting other formations.  As of December 31, 2013, we leased approximately 187,044 net acres, all located in the Williston Basin, of which approximately 107,999 net acres were developed.

As of December 31, 2013, our proved reserves were 84.2 MMBoe (all of which were in the Williston Basin) as estimated by our third-party independent reservoir engineering firm, Ryder Scott Company, LP, which represents 25% growth in our proved reserves compared to year end 2012.  As of December 31, 2013, 42% of our reserves were classified as proved developed and 90% of our reserves were oil.  The following table provides a summary of certain information regarding our assets:

	As of December 31, 2013
		Productive Wells
	Net Acres	Gross	Net	Average Daily Production(1)	Proved Reserves	% Oil	% Proved Developed	PV-10(2)
				(Boe per day)	(MBoe)			(in thousands)
North Dakota	145,335	1,672	134.7	13,440	82,774	90%	42%	$1,493,032
Montana	41,709	86	11.5	506	1,386	88	67	28,257
Total	187,044	1,758	146.2	13,946	84,160	90%	42%	$1,521,289
___________________

(1)	Represents the average daily production over the three months ended December 31, 2013.

(2)
PV-10 is a non-GAAP financial measure.  For further information and reconciliation to the most directly comparable GAAP measure, see “Item 2. Properties–Proved Reserves.”  The prices used to calculate this measure were $96.78 per barrel of oil (WTI price) and $3.67 per MMBtu of natural gas (Henry Hub price), which prices were then further adjusted for transportation, quality and basis differentials.  The average resulting price used as of December 31, 2013 was $88.00 per barrel of oil and $5.23 per Mcf of natural gas.

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

We seek to create value through strategic acreage acquisitions and partnering with operators who have experience in developing and producing oil in our core areas.  We have targeted specific prospects and have consistently participated in drilling programs in the Williston Basin.  We have more than 25 experienced operating partners that provide both technical capabilities and additional sources for acreage acquisitions.  Additionally, through our participation in 1,758 gross (146.2 net) producing wells, we have assembled an extensive database of information related to well performance for different areas of the Williston Basin, which helps us evaluate acquisition opportunities and the drilling programs of our operating partners.

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

•
Diversify Our Risk Through Non-Operated Participation in a Larger Number of Bakken and Three Forks Wells.  As a non-operator, we seek to diversify our investment and operational risk through participation in a large number of oil wells and with multiple operators.  As of December 31, 2013, we have participated in 1,758 gross (146.2 net) producing wells in the Williston Basin with an average working interest of 8.3% in each gross well, with more than 25 experienced operating partners.  We expect to continue partnering with numerous experienced operators across our leasehold positions.

•
Make Strategic Acquisitions in the Williston Basin at Attractive Prices.  We generally seek to acquire small lease positions at a significant discount to the contiguous acreage positions typically sought by larger producers.  As part of this strategy, we consider areas that are actively being drilled and permitted and where we have an understanding of the operators and their drilling plans, capital requirements and well economics.  Historically, we have acquired properties by purchasing individual or small groups of leases directly from mineral owners or from landmen or lease brokers, as well as purchasing lease packages in identified project areas controlled by specific operators.  We believe this acquisition strategy will allow us to expand our operations at attractive prices.  During 2013, we acquired 20,900 net acres at an average cost of $1,279 per acre.  In addition, during 2013 we separately acquired working interests in 70 gross (7.0 net) wells in undrilled locations in which we do not hold the underlying leasehold interests, for a total cost of approximately $9.0 million.  During 2012, we acquired approximately 17,590 net acres at an average cost of $1,788 per acre, and earned an additional 6,450 net acres through farm-in arrangements.

•
Maintain a Strong Balance Sheet and Actively Manage Commodity Price Risk.  Our goal is to remain financially strong, yet flexible, through the prudent management of our balance sheet and active management of commodity price volatility.  We employ an active commodity price risk management program to better enable us to execute our business plan over the entire commodity price cycle.  Our current program includes a combination of swaps and costless collars on a significant percentage of our expected production over a rolling 24 to 36-month horizon.  The following table summarizes the oil derivative contracts that we have entered into for each year as of December 31, 2013:

Costless Collars
Contract Period	Volume (Bbl)	Average Floor	Average Ceiling
2014	240,000	$90.00	$99.05

Swaps
Contract Period	Volume (Bbl)	Average Price
2014	3,750,000	$90.46
2015	2,880,000	$89.02

Industry Operating Environment

The oil and natural gas industry is affected by many factors that we generally cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability.  Significant factors that will impact oil prices in the current fiscal year and future periods include: political and social developments in the Middle East, demand in Asian and European markets, and the extent to which members of OPEC and other oil exporting nations manage oil supply through export quotas.  Daily WTI oil prices averaged $98.05 per barrel in 2013 with a high of $110.53 per barrel in September and a low of $86.68 per barrel in April.  Additionally, natural gas prices continue to be under pressure due to concerns over excess supply of natural gas due to the high productivity of emerging shale plays in the United States and continued lower product demand caused by a weakened economy.  Natural gas prices are generally determined by North American supply and demand and are also affected by imports of liquefied natural gas.  Weather also has a significant impact on demand for natural gas since it is a primary heating source.

Development

We primarily engage in oil and natural gas exploration and production by participating on a proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include our acreage.  In addition, from time-to-time, we acquire working interests in wells in which we do not hold the underlying leasehold interests from third parties unable or unwilling to participate in particular well proposals.  We typically depend on drilling partners to propose, permit and initiate the drilling of wells.  Prior to commencing drilling, our partners are required to provide all owners of oil, natural gas and mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit.  We assess each drilling opportunity on a case-by-case basis and participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable oil and natural gas, expertise of the operator and completed well cost from each project, as well as other factors.  At the present time we expect to participate pursuant to our working interest in a majority of the wells proposed to us.

We do not manage our commodities marketing activities internally, but our operating partners generally market and sell oil and natural gas produced from wells in which we have an interest.  Our operating partners coordinate the transportation of our oil production from our wells to appropriate pipelines or rail transport facilities pursuant to arrangements that such partners negotiate and maintain with various parties purchasing the production.  We understand that our partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short-term contracts.  The price at which production is sold generally is tied to the spot market for oil.  Williston Basin Light Sweet Crude from the Bakken source rock is generally 41-42 API crude oil and is readily accepted into the pipeline infrastructure.  The weighted average differential reported to us by our producers during 2013 was $8.68 per barrel below NYMEX pricing.  Our weighted average differential was approximately $14.98 per barrel below NYMEX pricing during the fourth quarter of 2013.  This differential represents the imbedded transportation costs in moving the oil from wellhead to refinery and will fluctuate based on availability of pipeline, rail and other transportation methods.

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

Our larger or integrated competitors may be better able to absorb the burden of existing, and any changes to federal, state, and local laws and regulations than we can, which would adversely affect our competitive position.  Our ability to discover reserves and acquire additional properties in the future will be dependent upon our ability and resources to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.  In addition, we may be at a disadvantage in producing oil and natural gas properties and bidding for exploratory prospects, because we have fewer financial and human resources than other companies in our industry.  Should a larger and better financed company decide to directly compete with us, and be successful in its efforts, our business could be adversely affected.

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

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies.  For example, North Dakota and Montana require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.  Failure to comply with any such rules and regulations can result in substantial penalties.  The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability.  Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.  Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

•	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

•	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

•	impose substantial liabilities for pollution resulting from its operations.

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

On April 17, 2012, the EPA finalized rules proposed on July 28, 2011 that establish new air emission controls for oil and natural gas production and natural gas processing operations.  Specifically, the EPA’s rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities.  On August 5, 2013, the EPA issued final updates to its 2012 VOC performance standards for storage tanks.  The rules establish specific new requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules revise leak detection requirements for natural gas processing plants.  These rules may require a number of modifications to the operations of our third-party operating partners, including the installation of new equipment to control emissions from compressors.  Although we cannot predict the cost to comply with these new requirements at this point, compliance with these new rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

In the United States, legislative and regulatory initiatives are underway to limit greenhouse gas (“GHG”) emissions. The U.S. Congress has considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions.  The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act, or the CAA, definition of an “air pollutant,” and in response the EPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA. In 2010, the EPA issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act, although on October 15, 2013, the U.S. Supreme Court announced it will review aspects of the rule in 2014. In 2013, one state, Colorado, proposed the imposition of controls on methane emissions from oil and gas facilities and there have been formal requests filed with the federal government that the EPA restrict emissions of methane from oil and gas facilities.  To the extent our third party operating partners are required to further control methane emissions, such controls could impact our business.

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

Employees

We currently have 20 full time employees.  As drilling production activities continue to increase, we may hire additional technical or administrative personnel as appropriate.  We do not expect a significant change in the number of full time employees over the next 12 months based upon our currently-projected business plan.  We are using and will continue to use the services of independent consultants and contractors to perform various professional services.  We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

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

Available Information – Reports to Security Holders

Our website address is www.northernoil.com.  We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.  These filings are also available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

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

We could experience periods of higher costs as activity levels in the Williston Basin fluctuate or if commodity prices rise.  These increases could reduce our profitability, cash flow, and ability to complete development activities as planned.

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

A significant portion of our acreage is not currently held by production or held by operations.  Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire.  If our leases expire and we are unable to renew the leases, we will lose our right to participate in the development of the related properties.  Drilling plans for these areas are generally in the discretion of third party operators and are subject to change based on various factors that are beyond our control, such as: the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third party approvals; oil, NGL and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs.  As of December 31, 2013, we estimate that we had leases that were not developed that represented 24,085 net acres potentially expiring in 2014, 21,998 net acres potentially expiring in 2015, 14,656 net acres potentially expiring in 2016 and 11,678 net acres potentially expiring in 2017 and beyond.

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

Significant capital expenditures are required to develop our properties and replace our reserves.

Our exploration, development and acquisition activities require substantial capital expenditures. Historically, we have funded our capital expenditures through a combination of cash flow from operations, our credit facility, debt issuances, and equity issuances. We have also engaged in asset sales from time to time. If our access to capital were limited due to numerous factors, which could include a decrease in operating cash flow due to lower oil and natural gas prices or decreased production or deterioration of the credit and capital markets, we would have a reduced ability to replace our reserves. We may not be able to incur additional bank debt, issue debt or equity, engage in asset sales or access other methods of financing on acceptable terms to develop our properties and/or meet our reserve replacement requirements.

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

Our derivative activities expose us to potential regulatory risks.

The Federal Trade Commission (“FTC”), Federal Regulatory Commission (“FERC”) and the Commodities Futures Trading Commission (“CFTC”) have statutory authority to monitor certain segments of the physical and futures energy commodities markets.  These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets.  With regard to derivative activities that we undertake with respect to oil, natural gas, NGLs, or other energy commodities, we are required to observe the market-related regulations enforced by these agencies.  Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations and financial condition.

Legislative and regulatory developments could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

In July of 2010, the United States Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which contains measures aimed at increasing the transparency and stability of the over-the-counter (“OTC”) derivatives market and preventing excessive speculation.  In November 2013, the CFTC re-proposed implementing regulations imposing position limits for certain physical commodity contracts in the major energy markets and economically equivalent futures, options and swaps, with exemptions for certain bona fide hedging positions.  The CFTC’s initial position limit rules were vacated by a federal court in 2012.  It is not clear when the newly-proposed rules on position limits would become effective.  CFTC rules under the Dodd-Frank Act also may impose clearing and trade execution requirements in connection with our derivatives activities, although currently those requirements do not extend to derivatives based on physical commodities in the energy markets and some or all of our derivatives activities may be exempt from such requirements based on our non-financial end-user status.  Regulations issued under the Dodd-Frank Act also may require certain counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. Such spin-offs may occur at any time until mid-2015 depending on regulators’ decisions to allow a transitional period for a given counterparty.  The legislation and regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. We maintain an active hedging program related to oil price risks.  The Dodd-Frank Act and rules and regulations thereunder could reduce trading positions and the market-making activities of our counterparties.  If we reduce our use of derivatives as a result of legislation and regulations or any resulting changes in the derivatives markets, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures or to make payments on our debt obligations. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.

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

Hydraulic fracturing is used extensively by our third-party operating partners.  The hydraulic fracturing process is typically regulated by state oil and natural gas commissions.  Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The Safe Drinking Water Act (the “SDWA”) regulates the underground injection of substances through the Underground Injection Control (“UIC”) program. While hydraulic fracturing generally is exempt from regulation under the UIC program, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program as “Class II” UIC wells.  On October 21, 2011, the EPA announced its intention to propose federal Clean Water Act regulations by 2014 governing wastewater discharges from hydraulic fracturing and certain other natural gas operations.  In addition, the DOI published a revised proposed rule on May 24, 2013 that would update existing regulation of hydraulic fracturing activities on federal lands, including requirements for disclosure, well bore integrity and handling of flowback water.  The revised proposed rule was subject to an extended 90-day public comment period, which ended on August 23, 2013.

The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices.  The EPA issued a Progress Report in December 2012 and a final draft is anticipated by 2014 for peer review and public comment.  As part of these studies, both the EPA and the House committee have requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise.  Congress has in recent legislative sessions considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress.  The U.S. Congress may consider similar SDWA legislation in the future.

On August 16, 2012, the EPA published final regulations under the Clean Air Act (“CAA”) that establish new air emission controls for oil and natural gas production and natural gas processing operations.  Specifically, EPA promulgated New Source Performance Standards establishing emission limits for sulfur dioxide (SO2) and volatile organic compounds (VOCs).  The final rule requires a 95% reduction in VOCs emitted by mandating the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015.  Until this date, emissions from fractured and refractured gas wells must be reduced through reduced emission completions or combustion devices. The rules also establish new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment.  In response to numerous requests for reconsideration of these rules from both industry and the environmental community and court challenges to the final rules, EPA announced its intention to issue revised rules in 2013. The EPA published revised portions of these rules on September 23, 2013 for VOC emissions for production oil and gas storage tanks, in part phasing in emissions controls on storage tanks past October 15, 2013.

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

A number of lawsuits and enforcement actions have been initiated across the country alleging that hydraulic fracturing practices have adversely impacted drinking water supplies, use of surface water, and the environment generally.  If new laws or regulations that significantly restrict hydraulic fracturing, such as amendments to the SDWA, are adopted, such laws could make it more costly for us and difficult for our third party operating partners to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.  In addition, if hydraulic fracturing is further regulated at the federal or state level, our third-party operating partners fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs.

Any such federal or state legislative or regulatory changes with respect to hydraulic fracturing could cause us to incur substantial compliance costs or result in operational delays, and the consequences of any failure to comply by us or our third-party operating partners could have a material adverse effect on our financial condition and results of operations.  Until such pending or threatened legislation or regulations are finalized and implemented, it is not possible to estimate their impact on our business.

Any of the above risks could impair our ability to manage our business and have a material adverse effect on our operations, cash flows and financial position.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

In December 2009, the U.S. Environmental Protection Agency (the “EPA”) determined that emissions of carbon dioxide, methane and other “greenhouse gases” (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on its findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act (the “CAA”).  On September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA published a final rule expanding its existing greenhouse gas emissions reporting rule to include certain petroleum and natural gas facilities, which rule requires data collection beginning in 2011 and reporting beginning in 2012.  Our operating partners were required to report certain of their greenhouse gas emissions under this rule by September 28, 2012.  On May 12, 2010, the EPA also issued a “tailoring” rule, which makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the CAA, although on October 15, 2013, the U.S. Supreme Court announced it will review aspects of the rule in 2014.  In addition, the EPA has continued to adopt GHG regulations of other industries, such as the September 2013 proposed GHG rule that, if finalized, would set new source performance standards for new coal-fired and natural gas-fired power plants.  As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility.

In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, though it is yet to do so, and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances that correspond to their annual emissions of GHGs.  The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG reduction goal.  As the number of GHG emission allowances declines each year, the cost or value of such allowances is expected to escalate significantly.  The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require our third-party operating partners, and indirectly us, to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements.  Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas produced by our operational interests.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.

Regulation of GHG emissions could also result in reduced demand for our production, as oil and natural gas consumers seek to reduce their own GHG emissions. Any regulation of GHG emissions, including through a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could have a material adverse effect on our business, results of operations and financial condition.  In addition, to the extent climate change results in more severe weather and significant physical effects, such as increased frequency and severity of storms, floods, droughts and other climatic effects, our own, our third-party operating partners or our customers' operations may be disrupted, which could result in a decrease in our available products or reduce our customers' demand for our products.

Further, there have been various legislative and regulatory proposals at the federal and state levels to provide incentives and subsidies to (i) shift more power generation to renewable energy sources and (ii) support technological advances to drive less energy consumption.  These incentives and subsidies could have a negative impact on oil, natural gas and NGL consumption.

Any of the above risks could impair our ability to manage our business and have a material adverse effect on our operations, cash flows and financial position.

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

Borrowings under our revolving credit facility bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.  A 1% increase in interest rates on the debt outstanding under our revolving credit facility as of December 31, 2013 would cost us approximately $750,000 in additional annual interest expense.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Leasehold Properties

As of December 31, 2013, our principal assets included approximately 187,044 net acres located in the northern region of the United States.  Net acreage represents our percentage ownership of gross acreage.  The following table summarizes our estimated gross and net developed and undeveloped acreage by state at December 31, 2013.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
North Dakota:
Mountrail County	112,222	25,325	25,574	7,699	137,796	33,024
Dunn County	55,534	13,791	32,770	15,926	88,304	29,717
McKenzie County	65,579	18,194	27,931	7,301	93,510	25,495
Divide County	51,026	14,302	5,815	3,857	56,841	18,159
Williams County	54,520	15,118	7,260	1,549	61,780	16,667
Other	69,959	11,475	60,973	10,798	130,932	22,273
North Dakota	408,840	98,205	160,323	47,130	569,163	145,335
Montana	36,450	9,794	105,400	31,915	141,850	41,709
Total:	445,290	107,999	265,723	79,045	711,013	187,044

At 2013 year end, approximately 58% of our total acreage was developed.  In addition, approximately 63% of our total acreage position was either developed, held by production or held by operations as of December 31, 2013.  All of our proved reserves are located in North Dakota and Montana.

Recent Acquisitions

In 2013, we acquired leasehold interests covering an aggregate of approximately 20,900 net acres in our key prospect areas, for an average cost of $1,279 per net acre.  In addition, during 2013 we separately acquired working interests in 70 gross (7.0 net) wells in undrilled locations in which we do not hold the underlying leasehold interests, for a total cost of approximately $9.0 million.  During 2012, we acquired approximately 17,590 net acres at an average cost of $1,788 per acre, and earned an additional 6,450 net acres through farm-in arrangements.

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

Acreage Expirations

As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases.  All of our leases for undeveloped acreage summarized in the table below will expire at the end of their respective primary terms, unless we renew the existing leases, establish commercial production from the acreage or some other “savings clause” is exercised.  In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced.  While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no guarantee we can do so.  The approximate expiration of our gross and net acres which are subject to expire between 2014 and 2018 and thereafter, are set forth below:

	Acreage Subject to Expiration
Year Ended	Gross	Net
December 31, 2014	66,144	24,085
December 31, 2015	93,707	21,998
December 31, 2016	42,334	14,656
December 31, 2017	1,716	1,006
December 31, 2018 and thereafter	16,889	10,672
Total	220,790	72,417

During 2013, we had leases expire in Montana and North Dakota covering approximately 13,129 net acres, all of which was prospective for the Bakken and Three Forks Formations.  The 2013 lease expirations carried a $14.1 million cost that was transferred to the costs subject to depletion.  We believe that the expired acreage was not material to our capital deployed in these prospects.

Unproved Properties

All properties that are not classified as proved properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion.  Once a property is classified as proved, all associated acreage and drilling costs are subject to depletion.

We historically have acquired our properties by purchasing individual or small groups of leases directly from mineral owners or from landmen or lease brokers, which leases generally have not been subject to specified drilling projects, and by purchasing lease packages in identified project areas controlled by specific operators.  We generally participate in drilling activities on a proportionate basis by electing whether to participate in each well on a well-by-well basis at the time wells are proposed for drilling.

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

Production History

The following table presents information about our produced oil and natural gas volumes during the years ended December 31, 2013, 2012 and 2011.  As of December 31, 2013, we were selling oil and natural gas from a total of 1,758 gross (146.2 net) wells.  As of December 31, 2012, we were selling oil and natural gas from a total of 1,227 gross (106.2 net) wells.  As of December 31, 2011, we were selling oil and natural gas from a total of 664 gross (57.9 net) wells.  All of the foregoing wells were located within the Williston Basin.  All data presented below is derived from accrued revenue and production volumes for the relevant period indicated.

	Year Ended December 31,
	2013	2012	2011
Net Production:
Oil (Bbl)	4,046,701	3,465,311	1,791,979
Natural Gas and NGLs (Mcf)	2,572,251	1,768,872	800,207
Barrels of Oil Equivalent (Boe)	4,475,409	3,760,123	1,925,347

Average Sales Prices:
Oil (per Bbl)	$87.90	$83.22	$86.01
Effect of Loss on Settled Derivatives on Average Price (per Bbl)	(3.01)	(0.11)	(7.48)
Oil Net of Settled Derivatives (per Bbl)	84.89	83.11	78.53
Natural Gas and NGLs (per Mcf)	5.24	4.67	6.63
Realized Price on a Boe Basis Including All Realized Derivative Settlements	79.77	78.79	75.85

Average Costs:
Production Expenses (per Boe)	$9.35	$8.61	$6.77

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses during 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Depletion of Oil and Natural Gas Properties	$123,628,635	$98,427,159	$40,815,426
Depletion Expense (per Boe)	$27.62	$26.18	$21.20

Drilling and Development Activity

The following table sets forth the number of gross and net productive and non-productive wells for all of our drilling and development activity in the years ended December 31, 2013, 2012 and 2011.  The following table does not include wells that were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.  We have not participated in any wells solely targeting natural gas reserves.  We have classified all wells drilled to-date targeting the Bakken and Three Forks formations as development wells.

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Oil	–	–	–	–	1	–
Natural Gas	–	–	–	–	–	–
Non-Productive	–	–	–	–	1	0.3

Development Wells:
Oil	531	40.0	563	48.3	353	32.3
Natural Gas	–	–	–	–	–	–
Non-Productive	–	–	–	–	–	–

Total Productive Exploratory and Development Wells	531	40.0	563	48.3	354	32.3

The following table summarizes our cumulative gross and net productive oil wells by state at each of December 31, 2013, 2012 and 2011.

	At December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
North Dakota	1,672	134.7	1,173	97.9	642	54.4
Montana	86	11.5	54	8.3	22	3.5
Total	1,758	146.2	1,227	106.2	664	57.9

Research and Development

We do not anticipate performing any significant research and development under our plan of operation.

Proved Reserves

We recently completed our most current reservoir engineering calculation as of December 31, 2013.

           Based on the results of our December 31, 2013 reserve analysis, our proved reserves increased approximately 25% during 2013 primarily as a result of drilling activity involving our acreage and our acquisition of acreage subject to specific drilling projects or included in permitted or drilling spacing units.  We incurred approximately $389.5 million of capital expenditures for drilling activities and $29.4 million for acreage and other expenditures during the year ended December 31, 2013, all of which directly contributed to the increase in our proved developed reserves. No other expenditures materially contributed to the development of proved developed reserves in 2013.  Our proved undeveloped reserves increased by approximately 30% during 2013 primarily as a result of drilling activity and our acquisitions of acreage.  We estimate that approximately 14% of our proved undeveloped reserves, as of December 31, 2012, were converted to proved developed reserves during 2013.  Our development drilling program includes the drilling of approximately 144.5 proven undeveloped net wells before the end of 2018 at an estimated cost of $1.2 billion.  Our development plan for drilling proved undeveloped wells calls for the drilling of 30.7 net wells during 2014, 27.4 net wells during 2015, 27.7 net wells during 2016, 28.6 net wells during 2017, and 30.1 net wells during 2018, for a total of 144.5 net wells.  During 2013, our progress toward converting proved undeveloped reserves to proved developed reserves included the drilling and completion of 11.1 net undeveloped wells at a total estimated net capital cost of $116.9 million.  We expect that our proved undeveloped reserves will continue to be converted to proved developed producing reserves as additional wells are drilled including our acreage.  All locations comprising our remaining proved undeveloped reserves are forecast to be drilled within five years from initially being recorded in accordance with our development plan.

During 2013, we had a negative revision of 9.8 MMBoe, or 26%, of our December 31, 2012 estimated proved undeveloped reserves balance.  The primary cause for these revisions was negative well performances.  Within portions of our areas of operation, actual well results underperformed relative to the proved undeveloped forecasts in our December 31, 2012 reserve report.  The proved undeveloped forecasts in these areas have been adjusted to reflect these well performances in our December 31, 2013 reserve report.  A reconciliation of the change in proved undeveloped reserves during 2013 is as follows:

MMBoe
Estimated Proved Undeveloped Reserves at 12-31-2012	37.4
PUD’s converted to PDP’s during 2013	(5.2)
Additional PUD’s added during 2013	26.3
Revisions of previous estimates	(9.8)
Estimated Proved Undeveloped reserves at 12-31-2013	48.7

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

We employ two internal reserve engineers who are responsible for overseeing the preparation of our reserves estimates.  One of the internal reserve engineers has a B.S. in chemical and petroleum engineering from the University of Pittsburgh and has twelve years of oil and gas experience on the reservoir side.  The other internal reserve engineer has a B.S. in petroleum engineering from Montana Tech and has eight years of oil and gas experience on the reservoir side.  Our engineers have experience working for large independents and financial firms on projects and acquisitions, both domestic and international.  The proved reserves tables below summarize our estimated proved reserves as of December 31, 2013, based upon reports prepared by Ryder Scott.  The reports of our estimated proved reserves in their entirety are based on the information we provide to them. Ryder Scott is a Texas Registered Engineering Firm (F-1580).  Our primary contact at Ryder Scott is James L. Baird, Managing Senior Vice President. Mr. Baird is a State of Colorado Licensed Professional Engineer (License #41521).

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

Ryder Scott prepared our reserve report valuing our proved reserves at December 31, 2013.  The report values only our proved reserves and does not value our probable reserves or our possible reserves.  The following table sets forth our estimated proved reserves based on the SEC rules as defined in Rule 4.10(a) of Regulation S-X and Item 1200 of Regulation S-K (“SEC Pricing Proved Reserves”).

SEC Pricing Proved Reserves(1)

	Oil (MBbl)	Natural Gas (MMcf)	Total (MBoe)(2)	Pre-Tax PV10% Value $M(3)
PDP Properties	26,150	16,538	28,906	$881,698
PDNP Properties	5,893	4,105	6,577	151,080
PUD Properties	43,756	29,525	48,677	488,511
Total Proved Properties:	75,799	50,168	84,160	$1,521,289
_____________________
(1)
The SEC Pricing Proved Reserves table above values oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2013 assuming constant realized prices of $88.00 per barrel of oil and $5.23 per Mcf of natural gas, which includes an uplift factor of 1.4 to reflect liquids and condensates (natural gas liquids are included with natural gas).  Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, which averages are then adjusted to reflect applicable transportation and quality differentials.

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

SEC Pricing Proved Reserves (in thousands)
Standardized Measure Reconciliation
Pre-tax Present Value of estimated future net revenues (Pre-tax PV10%)	$1,521,289
Future income taxes, discounted at 10%	296,923
Standardized measure of discounted future net cash flows	$1,224,367

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

Item 4. Mine Safety Disclosures

None.

Executive Officers of the Registrant

Our executive officers, their ages and offices held are as follows:

Name	Age	Positions
Michael L. Reger	37	Chairman, Chief Executive Officer and Director
Thomas W. Stoelk	58	Chief Financial Officer
Brandon R. Elliott	42	Executive Vice President, Corporate Development and Strategy
Erik J. Romslo	36	Executive Vice President, General Counsel and Secretary

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

Erik J. Romslo has served as our General Counsel and Secretary since October 2011 and as an Executive Vice President since January 2013.  Prior to joining our company, Mr. Romslo practiced law in the Minneapolis office of our outside counsel, Faegre Baker Daniels LLP (formerly Faegre & Benson LLP), from 2005 until 2011, where he was a member of the Corporate group.  Prior to joining Faegre, Mr. Romslo practiced law in the New York City office of Fried, Frank, Harris, Shriver & Jacobson LLP.  Mr. Romslo holds a bachelor’s degree from St. Olaf College and a law degree from the New York University School of Law.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE MKT under the symbol “NOG.”  The high and low sales prices for shares of common stock of our company for each quarter during 2012 and 2013 are set forth below.

	Sales Price
	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$28.00	$20.04
Second Quarter	21.40	14.94
Third Quarter	19.70	14.40
Fourth Quarter	17.88	13.73

Fiscal Year Ended December 31, 2013
First Quarter	$17.55	$13.15
Second Quarter	14.99	12.00
Third Quarter	14.85	11.79
Fourth Quarter	17.90	13.97

The closing price for our common stock on the NYSE MKT on February 18, 2014 was $15.77 per share.

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

The following graph compares the 60-month cumulative total shareholder return on our common stock since December 31, 2008, and the cumulative total returns of Standard & Poor’s Composite 500 Index and the NYSE Arca Oil Index (formerly the AMEX Oil Index) for the same period.  This graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2008 to December 31, 2013.

*           The following table sets forth the total returns utilized to generate the foregoing graph.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Northern Oil & Gas, Inc.	$100.00	$455.38	$1,046.54	$922.31	$646.92	$579.62
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
NYSE Arca Oil Index	100.00	113.19	119.67	127.72	130.22	154.19

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Holders

As of February 1, 2014, we had 61,852,670 shares of our common stock outstanding, held by approximately 358 shareholders of record.  The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and do not presently anticipate paying any dividends upon our common stock in the foreseeable future.  Under our revolving credit facility, we are prohibited from paying cash dividends on our common stock. Any cash dividends in the future to common shareholders will be payable when, as and if declared by our Board of Directors based upon the Board’s assessment of:

•	our financial condition and performance;

•	earnings;

•	need for funds;

•	capital requirements;

•	prior claims of preferred stock to the extent issued and outstanding; and

•	other factors, including income tax consequences, contractual restrictions and any applicable laws.

There can be no assurance, therefore, that any dividends on the common stock will ever be paid.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
October 1, 2013 to October 31, 2013	694	$15.63	-	$ 123.9 million
Month #2
November 1, 2013 to November 30, 2013	-	-	-	123.9 million
Month #3
December 1, 2013 to December 31, 2013	15,058	15.30	-	123.9 million
Total	15,752	$15.32	-	$ 123.9 million

(1)
All shares purchased reflect shares surrendered by company directors or employees as payment of exercise price for stock options exercised or in satisfaction of tax obligations in connection with restricted stock awards.

(2)
In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million shares of our company’s outstanding common stock.  We have repurchased 2,036,383 shares under this program through December 31, 2013 at an average price of $12.82 per share.

Item 6. Selected Financial Data

	Fiscal Years
	2013	2012	2011	2010	2009
	(in thousands, except share and per common share data)
Statements of Income Information:
Revenues
Oil and Gas Sales	$369,187	$296,638	$159,440	$59,488	$15,172
(Loss) Gain on Settled Derivatives	(12,199)	(391)	(13,408)	(470)	(625)
(Loss) Gain on the Mark-to Market of Derivative Instruments	(21,259)	15,147	3,072	(14,545)	(363)
Other Revenue	44	179	285	86	38
Total Revenues	335,773	311,573	149,389	44,559	14,222

Operating Expenses
Production Expenses	41,859	32,382	13,044	3,288	755
Production Taxes	34,959	28,486	14,301	5,478	1,300
General and Administrative Expense	16,575	22,645	13,625	7,204	3,686
Depletion, Depreciation, Amortization and Accretion	124,383	98,923	41,169	17,084	4,351
Total Expenses	217,776	182,436	82,139	33,054	10,092

Income from Operations	117,997	129,137	67,250	11,505	4,130

Other Income (Expense)	(453)	25	783	414	671
Interest Expense, Net of Capitalization	(32,709)	(13,875)	(586)	(583)	(535)
Total Other Income (Expense)	(33,162)	(13,850)	197	(169)	136

Income Before Income Taxes	84,835	115,287	67,447	11,336	4,266

Income Tax Provision	31,768	43,002	26,835	4,419	1,466

Net Income	$53,067	$72,285	$40,612	$6,917	$2,800

Net Income Per Common Share – Basic	$0.85	$1.16	$0.66	$0.14	$0.08

Net Income Per Common Share – Diluted	$0.85	$1.15	$0.65	$0.14	$0.08

Weighted Average Shares Outstanding – Basic	62,364,957	62,485,836	61,789,289	50,387,203	36,705,267

Weighted Average Shares Outstanding – Diluted	62,747,298	62,869,079	62,195,340	50,778,245	36,877,070

Statements of Cash Flows Information:
Net Cash Provided By Operating Activities	$222,774	$198,527	$85,150	$73,307	$9,813
Net Cash Used For Investing Activities	$(358,536)	$(532,172)	$(300,868)	$(207,893)	$(71,849)
Net Cash Provided By Financing Activities	$128,061	$340,754	$69,887	$280,464	$67,488

Balance Sheet Information:
Assets:
Cash and Cash Equivalents	$5,687	$13,388	$6,280	$152,111	$6,233
Total Current Assets	104,388	94,215	80,505	233,018	42,018
Property and Equipment, net	1,397,307	1,083,245	643,703	275,308	92,150
Total Assets	1,519,600	1,190,935	725,594	509,694	135,595
Liabilities:
Total Current Liabilities	194,088	100,457	119,661	59,667	8,910
Revolving Line of Credit	75,000	124,000	69,900	-	-
8% Senior Notes Due 2020, Net	509,540	300,000	-	-	-
Total Liabilities	899,772	604,750	229,024	74,334	12,036
Total Shareholders’ Equity	619,828	586,185	496,570	435,360	123,559

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Selected Financial Data” in Item 6 and the Financial Statements and Accompanying Notes appearing elsewhere in this report.

Overview of 2013 Results

During 2013, we achieved the following financial and operating results:

•	Increased total production by 19% compared to 2012;

•	Increased total estimated proved reserves to 84.2 million Boe as of December 31, 2013, an increase of 25% compared to 2012 year-end;

•	Participated in the completion of 531 gross (40.0 net) wells;

•
Continued to high-grade and grow our leasehold position to 187,044 net acres with approximately 63% of our total acreage position either developed, held by production or held by operations as of December 31, 2013; and

•	Ended the year with $6 million in cash and, including availability under our revolving credit facility, liquidity of approximately $381 million.

Operationally, our 2013 performance reflects another year of successfully executing our strategy of developing our acreage position and building a long-life reserve base.  Our success enabled us to increase proved reserves by 16.6 million Boe, which is approximately 3.7 times our 2013 production.  During 2013, production increased 19% to 4.5 million Boe as compared to 2012 production of 3.8 million Boe.  The increase in 2013 production was driven by a 38% increase in producing net wells from 106.2 net wells at December 31, 2012 to 146.2 net wells at December 31, 2013.

Total revenues increased 8% or $24.2 million in 2013 compared to 2012.  This increase was due to higher production levels that generated $72.5 million in oil and gas revenue growth, which was partially offset by a $12.2 million loss on settled derivatives and a $21.3 million loss on the mark-to-market of derivative instruments.  Average realized prices on a Boe basis (including all realized derivative settlements) were 1% higher in 2013 compared to 2012.  As discussed elsewhere in this report, significant changes in oil and natural gas prices can have a material impact on our results of operations and our balance sheet, including the fair value of our derivatives.

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

•
(Loss) gain on the mark-to-market of derivative instruments.  We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in the price of oil.  This account activity represents the recognition of gains and losses associated with our outstanding derivative contracts as commodity prices and commodity derivative contracts change on contracts that have not been designated for hedge accounting.

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

•
Income tax expense.  Our provision for taxes includes both federal and state taxes. We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

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

The price of oil in the Williston Basin can vary depending on the market in which it is sold and the means of transportation used to transport the oil to market.  Light sweet crude from the Williston Basin has a higher value at many major refining centers because of its higher quality relative to heavier and sour grades of oil; however, because of North Dakota’s location relative to traditional oil transport centers, this higher value is generally offset to some extent by higher transportation costs.  While rail transportation has historically been more expensive than pipeline transportation, Williston Basin prices have been high enough to justify shipment by rail to markets, such as St. James, Louisiana, which offer prices benchmarked to Brent/LLS.  Although pipeline, truck and rail capacity in the Williston Basin has historically lagged production in growth, we believe that additional planned infrastructure growth will help keep price discounts from significantly eroding wellhead values in the region.

Over the past several years, oil production in the Williston Basin has increased dramatically.  For example, North Dakota’s oil production in October 2013 was up approximately 93% as compared to October 2011.  The surging oil production has created a huge need for oil takeaway infrastructure, which has struggled to keep pace with the growth in production.  This caused the price of Bakken crude to lag significantly behind WTI crude at certain times over the last few years.  In response to rapidly rising production, rail capacity out of the area has greatly expanded, which has allowed Bakken crude to reach refining markets on the East Coast, West Coast and Gulf Coast.  As the takeaway solution developed, the Bakken crude differential to WTI in 2013 has lowered, and even traded at points at a premium to WTI.  During the fourth quarter of 2013, our crude differential widened to approximately $14.98 per barrel due to several factors such as takeaway capacity lagging behind production, and seasonal refinery maintenance temporarily depressing crude demand.  As the rail capacity continues to increase and planned pipeline expansions are completed, we believe the oil price differentials will return to historical levels.  Our weighted average oil price differential to the NYMEX WTI benchmark price during 2013 was approximately $8.68 per barrel, as compared to $9.79 per barrel in 2012.

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

Market Conditions

Prices for various quantities of oil, natural gas, and NGLs that we produce significantly impact our revenues and cash flows.  Commodity prices have been volatile in recent years.  The following tables list average NYMEX prices for oil and natural gas for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Average NYMEX prices(1)
Oil (per Bbl)	$98.05	$94.15	$95.11
Natural Gas (per Mcf)	$3.73	$2.83	$4.03
________________________
(1)	Based on average of daily closing prices.

Results of Operations for 2013, 2012 and 2011

The following table sets forth selected financial and operating data for the periods indicated.  Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Year Ended December 31,
	2013	2012	2011
Net Production:
Oil (Bbl)	4,046,701	3,465,311	1,791,979
Natural Gas and NGLs (Mcf)	2,572,251	1,768,872	800,207
Total (Boe)(1)	4,475,409	3,760,123	1,925,347

Net Sales (in thousands):
Oil Sales	$355,702	$288,382	$154,133
Natural Gas and NGL Sales	13,485	8,256	5,307
Loss on Settled Derivatives	(12,199)	(391)	(13,408)
(Loss) Gain on the Mark-to-Market of Derivative Instruments	(21,259)	15,147	3,072
Other Revenue	44	179	285
Total Revenues	335,773	311,573	149,389

Average Sales Prices:
Oil (per Bbl)	$87.90	$83.22	$86.01
Effect of Loss on Settled Derivatives on Average Price (per Bbl)	(3.01)	(0.11)	(7.48)
Oil Net of Settled Derivatives (per Bbl)	84.89	83.11	78.53
Natural Gas and NGLs (per Mcf)	5.24	4.67	6.63
Realized price on a Boe basis including all realized derivative settlements(2)	79.77	78.79	75.85

Operating Expenses (in thousands):
Production Expenses	$41,859	$32,382	$13,044
Production Taxes	34,959	28,486	14,301
General and Administrative Expense (Including Non-Cash Stock Based Compensation)	16,575	22,645	13,625
Depletion of Oil and Gas Properties	124,383	98,427	40,815
__________________________________
(1)
Natural gas and NGLs are converted to Boe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

(2)	Realized prices include realized gains and losses on cash settlements for commodity derivatives.

Oil, Natural Gas and NGL Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes.  In 2013, oil, natural gas and NGL sales increased 24% from 2012, driven primarily by a 19% increase in production and partially aided by a 5% increase in our average sales price per Boe in 2013 as compared to 2012.  In 2012, oil, natural gas and NGL sales increased 86% from 2011 due to a 95% increase in production, partially offset by a 4% decrease in our average sales price per Boe in 2012 as compared to 2011.

Our production continues to grow through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our production from existing wells.  Our production primarily increased due to the addition of 40.0 and 48.3 net productive wells in 2013 and 2012, respectively.   Our production for each of the last three years is set forth in the following table:

	Year Ended
	2013	2012	2011
Production
Oil (Bbl)	4,046,701	3,465,311	1,791,979
Natural Gas and NGL (Mcf)	2,572,251	1,768,872	800,207
Total (Boe)(1)	4,475,409	3,760,123	1,925,347

Average Daily Production
Oil (Bbl)	11,087	9,468	4,910
Natural Gas and NGL (Mcf)	7,047	4,833	2,192
Total (Boe)(1)	12,261	10,274	5,275
__________________________________
(1)
Natural gas and NGLs are converted to Boe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production.  For 2013, we incurred a loss on settled derivatives of $12.2 million, compared to losses of $0.4 million in 2012 and $13.4 million in 2011.  Our average realized price (including all derivative settlements) received during 2013 was $79.77 per Boe compared to $78.79 per Boe in 2012 and $75.85 per Boe in 2011.

Mark-to-market derivative gains and losses was a loss of $21.3 million in 2013 compared to a $15.1 million gain in 2012 and a $3.1 million loss in 2011.  Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives.  Any gains on our derivatives will be offset by lower wellhead revenues in the future or any losses will be offset by higher future wellhead revenues based on the value at the settlement date.  At December 31, 2013, all of our derivative contracts are recorded at their fair value, which was a net liability of $17.9 million, a decrease of $21.2 million from the $3.3 million net asset recorded as of December 31, 2012.  Our open oil derivative contracts are summarized in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $41.9 million in 2013 compared to $32.4 million in 2012 and $13.0 million in 2011. We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses increased from $8.61 per Boe in 2012 to $9.35 per Boe in 2013.  On an absolute dollar basis, our production expenses in 2013 were 29% higher when compared to the same period in 2012 due primarily to a 19% increase in production levels and a 38% increase in the total number of net wells.  Also contributing to the increase were increased water production and costs associated with more workover, repair and maintenance and salt water trucking and disposal activities during 2013 as compared to 2012.  On a per unit basis, production expenses per Boe increased from $6.77 per barrel sold in 2011 to $8.61 in 2012.  On an absolute dollar basis, our spending for production expenses for 2012 was 148% higher when compared to 2011 due to production levels increasing 95%, as well as higher water hauling and disposal costs and higher servicing expenses.

Production Taxes

We pay production taxes based on realized oil and natural gas sales.  These costs were $35.0 million in 2013 compared to $28.5 million in 2012 and $14.3 million in 2011.  Our average production tax rates were 9.5%, 9.6% and 9.0% in 2013, 2012 and 2011, respectively.  The 2013 average production tax rate was lower than the 2012 average due to well additions that qualified for reduced rates/or tax exemptions during 2013.  Certain portions of our production occurs in Montana and North Dakota jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.  The 2012 average production tax rate was higher than the 2011 average due to fewer well additions that qualified for reduced rates for tax exemptions during 2012.  The majority of our production is located in North Dakota which imposes a standard 11.5% tax on our production revenues except for where properties qualify for reduced rates.

General and Administrative Expense

General and administrative expense was $16.6 million for 2013 compared to $22.6 million for 2012 and $13.6 million in 2011.  The $6.0 million decrease in 2013 when compared to 2012 was primarily due to $5.5 million of severance charges recognized in 2012 in connection with the departures of our former president and our former chief operating officer.  Additionally, salaries and benefit expenses decreased $1.5 million in 2013 as compared to 2012, which was partially offset by increased insurance ($0.6 million) and legal and professional ($0.2 million) expenses.  Lower share based compensation in 2013 drove the year over year drop in salary and benefit expenses.  The 2012 increase of $9.0 million when compared to 2011 is due to higher salary and benefit expenses ($3.6 million), increased travel expenses ($0.2 million) and partially offset by lower office and other administrative expenses ($0.3 million).  Our personnel costs in 2012 as compared to 2011 continued to increase as we invested in our technical teams and other staffing to support our growth.  Additionally, 2012 general and administrative expenses include $5.5 million of severance charges in connection with the departures of our former president and former chief operating officer.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $124.4 million in 2013 compared to $98.9 million in 2012 and $41.2 million in 2011.  Depletion expense, the largest component of DD&A, was $27.62 per Boe in 2013 compared to $26.18 per Boe in 2012 and $21.20 per Boe in 2011.  We have historically adjusted our depletion rates in the fourth quarter of each year based on the year end reserve report and other times during the year when circumstances indicate there has been a significant change in reserves or costs. The aggregate increase in depletion expense for 2013 compared to 2012 was driven by a 19% increase in production.  Additionally, depletion rates rose in 2013 primarily due to higher production expenses and revised reserve estimates in certain of our areas of operation.  Depletion rates in new plays tend to be higher in the beginning as increased initial outlays are amortized over proved reserves based on early stages of evaluations.  As these plays mature, new technologies, well completion methodologies and additional historical operating information impact the reserve evaluations.  The aggregate increase in depletion expense for 2012 compared to 2011 was driven by a 95% increase in production.  Depreciation, amortization and accretion was $0.8 million in 2013 compared to $0.5 million in 2012 and $0.4 million in 2011.  The following table summarizes DD&A expense per Boe for 2013, 2012 and 2011:

	Year Ended December 31,				Year Ended December 31,
	2013	2012	Change	Change	2012	2011	Change	Change
Depletion	$27.62	$26.18	$1.44	6%	$26.18	$21.20	$4.98	23%
Depreciation, amortization, and accretion	0.17	0.13	0.04	31%	0.13	0.18	(0.05)	(28)%
Total DD&A expense	$27.79	$26.31	$1.48	6%	$26.31	$21.38	$4.93	23%

Interest Expense

Interest expense was $32.7 million for 2013 compared to $13.9 million in 2012.  Interest expense was $13.9 million for 2012 compared to $0.6 million in 2011.  In May 2013 and 2012, we issued $200 million and $300 million of 8% senior unsecured notes, respectively.  The increase in interest expense for 2013 as compared to 2012 was primarily due to different weighted average debt amounts outstanding between years.  The increase in interest expense for 2012 as compared to 2011 was primarily due to different weighted average debt amounts outstanding between years, as well as the higher interest rate applicable to the senior notes.

Interest Income

Interest income was $21,000 for 2013 compared to $1,000 in 2012.  Interest income was comparable between periods due to similar levels of cash and short term investments.  Interest income was $1,000 for 2012 compared to $0.6 million in 2011.  Interest income for 2012 decreased $0.6 million as compared to 2011 because of lower levels of cash and short term investments.  In 2011, the higher amount of cash and short term investments resulted from proceeds from the sale of common stock in November 2010.

Income Tax Provision

The provision for income taxes was $31.8 million in 2013 compared to $43.0 million in 2012 and $26.8 million in 2011.  The effective tax rate in 2013 was 37.4% compared to an effective tax rate of 37.3% in 2012.  The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates.  The 2012 effective tax rate was 37.3% compared to an effective tax rate in 2011 of 39.8%.  Due to higher pre-tax income levels, we increased our federal statutory rate from 34% to 35% in 2011.  The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates.

Net Income

Net income was $53.1 million in 2013 compared to $72.3 million in 2012 and $40.6 million in 2011.  The increase in net income in 2012 as compared to 2011 was driven by higher production levels and higher average sales prices received in 2012 compared to 2011.  The decrease in net income in 2013 as compared to 2012 was driven by 2013 losses on settled derivatives and losses on the mark-to-market of derivative instruments of $12.2 million and $21.3 million, respectively.  In 2012, our loss on settled derivatives was $0.4 million and our gain on the mark-to-market of derivative instruments was $15.1 million.  Additionally, the higher oil and gas revenues in 2013 were partially offset by increased production expenses, production taxes, depletion expenses, and interest expense in 2013 compared to 2012.  Our net income translated to diluted net income per common share of $0.85, $1.15 and $0.65 in 2013, 2012 and 2011, respectively.

Non-GAAP Financial Measures

We define Adjusted Net Income as net income excluding (i) loss (gain) on the mark-to-market of derivative instruments, net of tax and (ii) severance expenses in connection with the departures of our former president and former chief operating officer, net of tax.  Our Adjusted Net Income for the year ended December 31, 2013, was $66.4 million (representing approximately $1.06 per diluted share), as compared to $66.2 million (representing approximately $1.05 per diluted share) for the year ended December 31, 2012, and $38.8 million (representing approximately $0.62 per diluted share) for the year ended December 31, 2011.  These increases in Adjusted Net Income are primarily due to our continued addition of oil and natural gas production from new wells and higher realized commodity prices in 2013 compared to 2012 and in 2012 compared to 2011.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization, and accretion, (iv) loss (gain) on the mark-to-market of derivative instruments and (v) non-cash share based compensation expense.  Adjusted EBITDA for the year ended December 31, 2013 was $268.0 million, compared to Adjusted EBITDA of $225.3 million for the year ended December 31, 2012 and $112.3 million for the year ended December 31, 2011.  These increases in Adjusted EBITDA are primarily due to our continued addition of oil and natural gas production from new wells and higher realized commodity prices in 2013 compared to 2012 and in 2012 compared to 2011.

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

Adjusted Net income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

NORTHERN OIL AND GAS, INC.
Reconciliation of GAAP Net Income to Adjusted Net Income

	Year Ended December 31
	2013	2012	2011
	(in thousands, except share and per common share data)

Net Income	$53,067	$72,285	$40,611
Add:
Loss (Gain) on the Mark-to-Market of Derivative Instruments, Net of Tax (a)	13,300	(9,497)	(1,849)
Severance Expense, Net of Tax (b)	-	3,425	-
Adjusted Net Income	$66,367	$66,213	$38,762

Weighted Average Shares Outstanding – Basic	62,364,957	62,485,836	61,789,289
Weighted Average Shares Outstanding – Diluted	62,747,298	62,869,079	62,195,340

Net Income Per Common Share – Basic	$0.85	$1.16	$0.66
Add:
Change due to Loss (Gain) on the Mark-to-Market of Derivative Instruments, Net of Tax	0.21	(0.15)	(0.03)
Change due to Severance Expense, Net of Tax	-	0.05	-
Adjusted Net Income Per Common Share – Basic	$1.06	$1.06	$0.63

Net Income Per Common Share – Diluted	$0.85	$1.15	$0.65
Add:
Change due to Loss (Gain) on the Mark-to-Market of Derivative Instruments, Net of Tax	0.21	(0.15)	(0.03)
Change due to Severance Expense, Net of Tax	-	0.05	-
Adjusted Net Income Per Common Share – Diluted	$1.06	$1.05	$0.62

(a)	Adjusted to reflect related tax benefit (expense) of $8.0 million, ($5.6 million) and ($1.2 million) for the years ended December 31, 2013, 2012 and 2011 respectively.
(b)
Reflects severance expense recognized in connection with the departures during 2012 of our former president and former chief operating officer.  Adjusted to reflect related tax benefit of $2.0 million, for the year ended December 31, 2012.

Northern Oil and Gas, Inc.
Reconciliation of Adjusted EBITDA

	Year Ended December 31,
	2013	2012	2011
	(in thousands)

Net Income	$53,067	$72,285	$40,611
Add Back:
Interest Expense	32,709	13,875	586
Income Tax Provision	31,768	43,002	26,835
Depreciation, Depletion, Amortization and Accretion	124,383	98,923	41,170
Non-Cash Share Based Compensation	4,799	12,382	6,164
Loss (Gain) on the Mark-to-Market of Derivative Instruments	21,259	(15,147)	(3,072)
Adjusted EBITDA	$267,985	$225,320	$112,294

2014 Operation Plan

We expect our total 2014 capital expenditure budget to range between $430 million and $440 million.  Our 2014 budget anticipates we will participate in the drilling and completion of approximately 44 net wells targeting the Bakken and Three Forks formations at an estimated cost of approximately $388 million.  Based on evolving conditions in the field, we expect our spending to range between $30 million and $40 million on acreage and other expenditures during 2014.  In addition, we estimate that we will spend approximately $12 million on other capital expenditure activities, primarily capitalized workover expenses.  We have the ability to adjust capital expenditures by reducing the number of projects we elect to participate in.  We currently expect to fund all 2014 commitments using a combination of cash-on-hand, cash flow generated by operations, bank borrowings and potential debt financings.

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

At December 31, 2013, our debt to total capitalization ratio was 48%, we had $584.5 million of total debt outstanding, $619.8 million of stockholders’ equity, and $5.7 million of cash on hand.  Additionally, at December 31, 2013, there was $375 million of availability under our Revolving Credit Facility.  At December 31, 2012, we had $424 million of debt outstanding, $586.2 million of stockholders’ equity, and $13.4 million of cash on hand.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives.  Our cash flows from operations also are impacted by changes in working capital.  We generally maintain low cash and cash equivalent balances because we use available funds to fund our development activities or reduce our bank debt.  Short-term liquidity needs are satisfied by borrowings under our revolving credit facility.  We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future oil production for the next 12 to 36 months.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under the revolving credit facility.  As of December 31, 2013, we had entered into derivative agreements covering 4.0 million barrels for 2014 and 2.9 million barrels for 2015, with average floor prices of $90.43 and $89.02, respectively.  For additional information on the impact of changing prices on our financial position, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Our cash flows for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$222,774	$198,527	$85,150
Net cash used in investing activities	(358,536)	(532,172)	(300,868)
Net cash provided by financing activities	128,061	340,754	69,887
Net change in cash	$(7,701)	$7,109	$(145,831)

Cash flows provided by operating activities

Net cash provided by operating activities was $222.8 million, $198.5 million and $85.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The increase in cash flows provided by operating activities for the year ended December 31, 2013 as compared to 2012 was primarily the result of a 19% increase in oil and natural gas production that drove an oil and gas sales increase of 24%.  Cash flows provided by operating activities during the year ended December 31, 2012 increased compared to 2011 primarily as a result of an increase in oil and natural gas production of 95%.

Cash flows used in investing activities

We had cash flows used in investing activities of $358.5 million, $532.2 million and $300.9 million during the years ended December 31, 2013, 2012 and 2011, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  Oil and gas expenditure spending decreased from $532.2 million in 2012 to $358.5 million in 2013, a 33% decrease that was driven by a decrease in the number of net producing well additions in 2013 as compared to 2012.  In 2013, our net producing well additions totaled 40.0 as compared to 48.2 in 2012.  Oil and gas expenditure spending increased from $341.4 million in 2011 to $532.0 million in 2012, a 56% increase that was driven by a 50% increase in the number of net producing well additions in 2012 as compared to 2011.  In 2012, our net producing well additions totaled 48.3 as compared to 32.3 in 2011.  The 2012 oil and gas expenditures include approximately $190.4 million for wells spud prior to 2012.  The spending on wells spud prior to 2012 related to wells awaiting completion at December 31, 2011, as well as completion spending for wells placed into production prior to 2012.

Development and acquisition activities are highly discretionary.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns.  Our capital expenditures for development and acquisition activities for the years ended December 31, 2013, 2012 and 2011 are summarized in the following table:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Drilling and completion costs	$389.5	$486.0	$312.9
Acreage and other related activities	38.5	37.3	79.2
Other capital expenditures	11.1	14.2	21.9
Total	$439.1	$537.5	$414.0

Cash flows provided by financing activities

Net cash provided by financing activities was $128.1 million, $340.8 million and $69.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.  For the year ended December 31, 2013 and 2012, cash sourced through financing activities was primarily provided from the issuance of senior unsecured notes and advances under our Revolving Credit Facility.  The decrease in cash provided by financing activities for 2013 as compared to 2012 was attributable to a lower level of senior unsecured note issuance in 2013.  Additionally, during 2013 we repurchased 2,036,383 shares of our common stock at a cost of approximately $26.1 million and repaid $49 million of net borrowings under our Revolving Credit Facility with proceeds from the issuance of senior unsecured notes.  During 2012, net cash provided by financing activities was primarily attributable to $300 million from the issuance of senior unsecured notes and $54.1 million in net borrowings under our Revolving Credit Facility.  We did not repurchase any shares of our common stock during 2012.  Our long term debt at December 31, 2013 was $584.5 million, which was comprised of $509.5 million in senior unsecured notes and $75 million of borrowings under our Revolving Credit Facility.  At December 31, 2013 we had $375 million of available borrowing capacity under our Revolving Credit Facility.  For the year ended December 31, 2011, cash increases through financing activities was primarily provided by advances under our revolving credit facility.

Revolving Credit Facility

In February 2012, we entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced our previous revolving credit facility with a syndicated facility.  Our bank group is comprised of a group of commercial banks, with no single bank holding more than 12% of the total facility.  The Revolving Credit Facility, which is secured by substantially all of our assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At December 31, 2013, the facility amount was $750 million, the borrowing base was $450 million and there was a $75 million outstanding balance, leaving $375 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, we may issue an unlimited amount of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The $500 million in Notes described below is “permitted additional indebtedness” as defined in the Revolving Credit Facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.5% to 1.5% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.5% to 2.5%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At December 31, 2013, the commitment fee was 0.375% and the interest rate margin was 1.5% on LIBOR loans and 0.5% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit our ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make investments.  In addition, we are required to maintain a current ratio of no less than 1.0 to 1.0.  We were in compliance with our covenants under the Revolving Credit Facility at December 31, 2013.

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

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of oil and natural gas properties and payment of interest on outstanding indebtedness.  During 2013, our acreage and development expenditures included approximately $389.5 million of drilling, completion and capitalized workover costs, $1.8 million related to asset retirement obligations, $3.3 million of capitalized internal costs and $6.0 million of capitalized interest.  Also in 2013, approximately $38.5 million was expended on acreage and other expenditures in the Williston Basin.  Our 2013 capital program was funded by cash on hand, net cash flow from operations and borrowings under our Revolving Credit Facility and the Notes.  Our capital expenditure budget for 2014 is discussed above under the heading “2014 Operation Plan.”

Development and acreage activities are highly discretionary, and, for the near term, we expect such activities to be maintained at levels we can fund through internal cash flow and borrowing under our Revolving Credit Facility.  To the extent capital requirements exceed internal cash flow and borrowing capacity under our Revolving Credit Facility, debt may be issued to fund these requirements.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down and also between our projects, depending on commodity prices, cash flow and projected returns.  Also, our obligations may change due to acquisitions, divestitures and continued growth.  Our future success in growing proved reserves and production may be dependent on our ability to access outside sources of capital.  If internally generated cash flow and borrowing capacity is not available under our Revolving Credit Facility, we may issue additional shares of stock, subordinated notes or other debt securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

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

Contractual Obligations and Commitments

The following table summarizes our obligations and commitments at December 31, 2013 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

	Payment due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office Lease(1)	$278,000	$177,000	$-	$-	$455,000
Automobile Leases(2)	27,000	-	-	-	27,000
Long Term Debt(3)	-	-	75,000,000	500,000,000	575,000,000
Cash Interest Expense on Debt(4)	41,253,000	82,505,000	82,192,000	56,667,000	262,617,000
Total	$41,558,000	$82,682,000	$157,192,000	$556,667,000	$838,099,000

(1)	Office lease through 2015
(2)	Automobile leases for certain executives through 2014
(3)	Revolving Credit Facility and 8.000% Senior Notes due 2020 (see Note 4 to financial statements)
(4)	Cash interest on Revolving Credit Facility and 8.000% Senior Notes due 2020 are estimated assuming no principal repayment until the due date

The above contractual obligations schedule does not include future anticipated settlement of derivative contracts or estimated amounts expected to be incurred in the future associated with the abandonment of our oil and gas properties, as we cannot determine with accuracy the amount and/or timing of such payments.

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

Capitalized amounts except unproved costs are depleted using the units of production method.  The depletion expense per unit of production is the ratio of the sum of our unamortized historical costs and estimated future development costs to our proved reserve volumes.  Estimation of hydrocarbon reserves relies on professional judgment and use of factors that cannot be precisely determined.  Subsequent reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting periods.  For the year ended December 31, 2013, our average depletion expense per unit of production was $27.62 per Boe.  A 10% decrease in our estimated net proved reserves at December 31, 2013 would result in a $0.94 per Boe increase in our per unit depletion.

To the extent the capitalized costs in our full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the sum of the present value (using a 10% discount rate and based on period-end oil and natural gas prices) of the estimated future net cash flows from our proved oil and natural gas reserves and the capitalized cost associated with our unproved properties, we would have a capitalized ceiling impairment. Such costs would be charged to operations as a reduction of the carrying value of oil and natural gas properties.  The risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are depressed, even if the low prices are temporary.  In addition, capitalized ceiling impairment charges may occur if we experience poor drilling results or estimations of our proved reserves are substantially reduced.  A capitalized ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and shareholders’ equity.  Once recognized, a capitalized ceiling impairment charge to oil and natural gas properties cannot be reversed at a later date.  The risk that we will experience a ceiling test writedown increases when oil and natural gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves.  As of December 31, 2013 we have not incurred a capitalized ceiling impairment charge.  However, no assurance can be given that we will not experience a capitalized ceiling impairment charge in future periods.  In addition, capitalized ceiling impairment charges may occur if estimates of proved hydrocarbon reserves are substantially reduced or estimates of future development costs increase significantly.  See “Item 2. Properties—Proved Reserves,” for a discussion of our reserve estimation assumptions.

Revenue Recognition

We derive revenue primarily from the sale of the oil and natural gas from our interests in producing wells, hence our revenue recognition policy for these sales is significant.

We recognize revenue from the sale of oil and natural gas when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.

We use the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation.  As of December 31, 2013, our natural gas production was in balance, meaning our cumulative portion of natural gas production taken and sold from wells in which we have an interest equaled our entitled interest in natural gas production from those wells.

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

Derivative Instrument Activities

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

All derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to gain (loss) on settled derivatives and unrealized gains or losses are recorded to (losses) gains on the mark-to-market of derivative instruments on the statements of comprehensive income rather than as a component of accumulated other comprehensive income.  See Note 14 for a description of the derivative contracts which we executed during 2013 and 2012.

The resulting cash flows from derivatives are reported as cash flows from operating activities.

New Accounting Pronouncements

Recently Issued

Balance Sheet Offsetting— In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  These disclosure requirements do not affect the presentation of amounts in the balance sheets, and are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual reporting periods.  We implemented the disclosure guidance effective January 1, 2013, and the implementation did not have a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

For a description of the accounting standards that we adopted in 2013, see Notes to Financial Statements—Note 2. Significant Accounting Policies.

Various accounting standards and interpretations were issued in 2013 with effective dates subsequent to December 31, 2013.  We have evaluated the recently issued accounting pronouncements that are effective in 2014 and believe that none of them will have a material effect on our financial position, results of operations or cash flows when adopted.

Further, we are monitoring the joint standard-setting efforts of the Financial Accounting Standards Board and the International Accounting Standards Board.  There are a large number of pending accounting standards that are being targeted for completion in 2014 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial instruments, disclosure of loss contingencies and financial statement presentation. Because these pending standards have not yet been finalized, at this time we are not able to determine the potential future impact that these standards will have, if any, on our financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and other factors.  Historically, the markets for oil and natural gas have been volatile, and our management believes these markets will likely continue to be volatile in the future.  The prices we receive for our production depend on numerous factors beyond our control.  Our revenue during 2013 generally would have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices.

We enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil price volatility.  On November 1, 2009, due to the volatility of price differentials in the Williston Basin, we de-designated all derivatives that were previously classified as cash flow hedges and we have elected not to designate any subsequent derivative contracts as accounting hedges.  As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to gain (loss) on settled derivatives and mark-to-market gains or losses are recorded to (losses) gains on the mark-to-market of derivative instruments on the statements of comprehensive income rather than as a component of other comprehensive income (loss) or other income (expense).

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

The following table reflects open commodity swap contracts as of December 31, 2013, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price
Swaps-Crude Oil
01/01/14 – 06/30/14	300,000	$89.50
01/01/14 – 06/30/14	240,000	90.00
01/01/14 – 06/30/14	240,000	100.00
01/01/14 – 12/31/14	240,000	91.65
01/01/14 – 12/31/14	345,000	88.55
01/01/14 – 12/31/14	345,000	88.60
01/01/14 – 12/31/14	345,000	88.40
01/01/14 – 12/31/14	345,000	88.50
01/01/14 – 12/31/14	120,000	91.35
01/01/14 – 12/31/14	120,000	90.00
01/01/14 – 12/31/14	240,000	90.15
01/01/14 – 12/31/14	240,000	91.00
01/01/14 – 12/31/14	120,000	93.00
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	93.50
07/01/14 – 12/31/14	30,000	90.58
01/01/14 – 06/30/15	480,000	89.15
01/01/15 – 06/30/15	60,000	90.50
01/01/15 – 06/30/15	180,000	88.55
01/01/15 – 06/30/15	180,000	88.00
01/01/15 – 06/30/15	60,000	90.75
01/01/15 – 06/30/15	60,000	90.25
01/01/15 – 06/30/15	90,000	89.00
01/01/15 – 06/30/15	90,000	89.00
01/01/15 – 12/31/15	720,000	89.00
01/01/15 – 12/31/15	360,000	89.00
01/01/15 – 12/31/15	360,000	89.02
01/01/15 – 12/31/15	180,000	89.00
01/01/15 – 12/31/15	180,000	89.00

As of December 31, 2013, we had a total volume on open commodity swaps of 6.6 million barrels at a weighted average price of approximately $89.84.

The following table reflects the weighted average price of open commodity swap derivative contracts as of December 31, 2013, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price
2014	3,750,000	$90.46
2015	2,880,000	89.02

In addition to the open commodity swap contracts, we have entered into costless collar contracts.  The costless collars are used to establish floor and ceiling prices on anticipated crude oil production.  There were no premiums paid or received by us related to the costless collar contracts.  The following table reflects open costless collar contracts as of December 31, 2013.

Term	Oil (Barrels)	Floor/Ceiling Price	Basis
Costless Collars – Crude Oil
01/01/14 – 12/31/14	240,000	$90.00/$99.05	NYMEX

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement.  During the year ended December 31, 2013, we had $73.5 million in average outstanding borrowings under our Revolving Credit Facility at a weighted average rate of 2.14%.  We have the option to designate the reference rate of interest for each specific borrowing under the Revolving Credit Facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate (“LIBOR”) will bear interest at a rate equal to LIBOR plus a spread ranging from 1.5% to 2.5% depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 0.5% to 1.5%, depending on the percentage of borrowing base that is currently advanced.  We have the option to designate either pricing mechanism.  Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

Our Revolving Credit Facility allows us to fix the interest rate of borrowings under it for all or a portion of the principal balance for a period up to three months; however our borrowings are generally withdrawn with interest rates fixed for one month.  Thereafter, to the extent we do not repay the principle, our borrowings are rolled over and the interest rate is reset based on the current LIBOR or prime rate as applicable. As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt at December 31, 2013 would cost us approximately $750,000 in additional annual interest expense.

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

As of December 31, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2013.

No change in our company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our Company’s internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Northern Oil and Gas, Inc.

We have audited the internal control over financial reporting of Northern Oil and Gas, Inc. (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 3, 2014

Item 9B. Other Information

None.

PART III

Certain information required by this Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2014 (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013.  Except for those portions specifically incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2006 Incentive Stock Option Plan	241,872	$5.18	–
2013 Equity Incentive Plan	–	–	2,019,048
Equity compensation plans not approved by security holders	–	–	–
Total	241,872	$5.18	2,019,048

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

Exhibit No.		Description	Reference
3.1		Articles of Incorporation of Northern Oil and Gas, Inc. dated June 28, 2010	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
3.2		By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1		Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 10-K filed with the SEC on February 29, 2012
4.2		Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2012
10.1	*	Amended and Restated Employment Agreement by and between Northern Oil and Gas, Inc. and Michael L. Reger, dated January 30, 2009	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009 (File No. 001-33999)
10.2	*	Amendment No. 1 to Amended and Restated Employment Agreement by and between Northern Oil and Gas, Inc. and Michael L. Reger, dated January 14, 2011	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 4, 2011 (File No. 001-33999)
10.3	*	Separation Agreement and Release, dated October 1, 2012, between Northern Oil and Gas, Inc. and Ryan R. Gilbertson	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012
10.4	*	Consulting Agreement, dated October 1, 2012, between Northern Oil and Gas, Inc. and Ryan R. Gilbertson	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012

10.5	*	Employment Agreement by and between Northern Oil and Gas, Inc. and Thomas W. Stoelk, dated November 8, 2011	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2011
10.6	*	Employment Agreement by and between Northern Oil and Gas, Inc. and Brandon Elliott, dated January 1, 2013	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 1, 2013
10.7	*	Employment Agreement by and between Northern Oil and Gas, Inc. and Erik J. Romslo, dated October 10, 2011	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 1, 2013
10.8	*	Northern Oil and Gas, Inc. Amended and Restated 2009 Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on May 2, 2011
10.9	*	Northern Oil and Gas, Inc. Amended and Restated 2009 Equity Incentive Plan Amendment No.1	Incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 1, 2013
10.10	*	Form of Restricted Stock Agreement under the Northern Oil and Gas, Inc. 2009 Equity Incentive Plan (for grants prior to June 8, 2011)	Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 8, 2010
10.11	*	Form of Restricted Stock Agreement under the Northern Oil and Gas, Inc. Amended and Restated 2009 Equity Incentive Plan (for “single trigger” grants after June 8, 2011)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 10-K filed with the SEC on February 29, 2012
10.12	*	Form of Restricted Stock Agreement under the Northern Oil and Gas, Inc. Amended and Restated 2009 Equity Incentive Plan (for “double trigger” grants after December 20, 2012)	Incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 1, 2013
10.13	*	Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on April 19, 2013
10.14	*	Northern Oil and Gas, Inc. Form of Restricted Stock Award Agreement (Single Trigger) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2013
10.15	*	Northern Oil and Gas, Inc. Form of Restricted Stock Award Agreement (Double Trigger) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2013
10.16
Third Amended and Restated Credit Agreement, dated as of February 28, 2012, among Northern Oil and Gas, Inc., as Borrower, Royal Bank of Canada, as Administrative Agent, SunTrust Bank, as Syndication Agent, Bank of Montreal, KeyBank, N.A. and U.S. Bank N.A., as Co-Documentation Agents, and the Lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2012
10.17		First Amendment to Third Amended and Restated Credit Agreement, dated June 29, 2012, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2012
10.18		Second Amendment to Third Amended and Restated Credit Agreement, dated September 28, 2012, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2012

10.19	Third Amendment to Third Amended and Restated Credit Agreement, dated March 28, 2013, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2013
10.20
Fourth Amendment to Third Amended and Restated Credit Agreement and Second Amendment to Third Amended and Restated Guaranty and Collateral Agreement, dated September 30, 2013, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2013
12	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith
23.2	Consent of Ryder Scott Company, LP	Filed herewith
24.1	Powers of Attorney	Filed herewith (included on signature page)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Report of Ryder Scott Company, LP	Filed herewith
101.INS	XBRL Instance Document(1)	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed Electronically

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

NORTHERN OIL AND GAS, INC.

Date:	March 3, 2014	By:	/s/ Michael L. Reger
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Michael L. Reger	Chief Executive Officer, Chairman and Director	March 3, 2014
Michael L. Reger

/s/ Thomas W. Stoelk	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer	March 3, 2014
Thomas W. Stoelk

/s/ Richard Weber	Director	March 3, 2014
Richard Weber

/s/ Jack King	Director	March 3, 2014
Jack King

/s/ Robert Grabb	Director	March 3, 2014
Robert Grabb

/s/ Lisa Bromiley	Director	March 3, 2014
Lisa Bromiley

/s/ Delos Cy Jamison	Director	March 3, 2014
Delos Cy Jamison

NORTHERN OIL AND GAS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Northern Oil and Gas, Inc.:

We have audited the accompanying balance sheets of Northern Oil and Gas, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Northern Oil and Gas, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 3, 2014

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS

	December 31,
	2013	2012
CURRENT ASSETS
Cash and Cash Equivalents	$5,687,166	$13,387,998
Trade Receivables	86,816,981	70,219,669
Advances to Operators	618,786	3,109,591
Prepaid and Other Expenses	770,740	1,707,089
Derivative Instruments	62,890	4,095,197
Deferred Tax Asset	10,431,000	1,695,000
Total Current Assets	104,387,563	94,214,544

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	1,611,073,747	1,159,191,601
Unproved	70,148,348	82,926,384
Other Property and Equipment	1,701,366	3,158,224
Total Property and Equipment	1,682,923,461	1,245,276,209
Less - Accumulated Depreciation and Depletion	(285,616,752)	(162,031,493)
Total Property and Equipment, Net	1,397,306,709	1,083,244,716

DERIVATIVE INSTRUMENTS	1,745,405	1,763,008

DEBT ISSUANCE COSTS	16,160,283	11,713,030

TOTAL ASSETS	$1,519,599,960	$1,190,935,298

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$168,936,785	$95,822,162
Accrued Expenses	2,645,178	2,454,085
Accrued Interest	3,386,409	2,180,416
Derivative Instruments	19,119,646	-
Total Current Liabilities	194,088,018	100,456,663

LONG-TERM LIABILITIES
Revolving Credit Facility	75,000,000	124,000,000
8% Senior Notes Due 2020, Net of Accumulated Amortization of $960,177 and $0 at December 31, 2013 and 2012, respectively	509,539,823	300,000,000
Derivative Instruments	637,208	2,547,745
Other Noncurrent Liabilities	3,832,550	1,570,630
Deferred Tax Liability	116,674,000	76,175,000
Total Long-Term Liabilities	705,683,581	504,293,375

TOTAL LIABILITIES	899,771,599	604,750,038

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	-	-
Common Stock, Par Value $.001; 95,000,000 Authorized (12/31/2013 – 61,858,199 Shares Outstanding and 12/31/2012 – 63,532,622 Shares Outstanding)	61,858	63,532
Additional Paid-In Capital	446,044,159	465,466,420
Retained Earnings	173,722,344	120,655,308
Total Stockholders' Equity	619,828,361	586,185,260

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,519,599,960	$1,190,935,298

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	Year Ended December 31,

	2013	2012	2011
REVENUES
Oil and Gas Sales	$369,187,120	$296,637,857	$159,439,508
Loss on Settled Derivatives	(12,198,633)	(391,420)	(13,407,878)
(Losses) Gains on the Mark-to-Market of Derivative Instruments	(21,259,018)	15,147,122	3,072,229
Other Revenue	44,402	179,331	285,234
Total Revenues	335,773,871	311,572,890	149,389,093

OPERATING EXPENSES
Production Expenses	41,859,135	32,382,310	13,043,633
Production Taxes	34,958,975	28,485,594	14,300,720
General and Administrative Expense	16,575,440	22,645,315	13,624,892
Depletion, Depreciation, Amortization and Accretion	124,383,374	98,923,240	41,169,618
Total Expenses	217,776,924	182,436,459	82,138,863

INCOME FROM OPERATIONS	117,996,947	129,136,431	67,250,230

OTHER INCOME (EXPENSE)
Other Income (Expense)	(453,241)	24,874	782,544
Interest Expense, Net of Capitalization	(32,709,056)	(13,874,909)	(585,982)
Total Other Income (Expense)	(33,162,297)	(13,850,035)	196,562

INCOME BEFORE INCOME TAXES	84,834,650	115,286,396	67,446,792

INCOME TAX PROVISION	31,767,614	43,001,772	26,835,300

NET INCOME	$53,067,036	$72,284,624	$40,611,492

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Gains on Marketable Securities (Net of Tax of $109,000 for the year ended December 31, 2011)	-	-	173,846
Reclassification of Derivative Instruments Included in Income (Net of Tax of $39,000 and $448,000 for the years ended December 31, 2012 and 2011, respectively)	-	62,309	709,776
Total Other Comprehensive Income	-	62,309	883,622

COMPREHENSIVE INCOME	$53,067,036	$72,346,933	$41,495,114

Net Income Per Common Share – Basic	$0.85	$1.16	$0.66
Net Income Per Common Share – Diluted	$0.85	$1.15	$0.65
Weighted Average Shares Outstanding – Basic	62,364,957	62,485,836	61,789,289
Weighted Average Shares Outstanding – Diluted	62,747,298	62,869,079	62,195,340

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$53,067,036	$72,284,624	$40,611,492
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	124,383,374	98,923,240	41,169,618
Amortization of Debt Issuance Costs	2,625,240	1,527,194	430,760
Amortization of Senior Unsecured Notes Premium	(960,177)	-	-
Loss on the Sale of Other Property & Equipment	473,915	(23,611)	-
Deferred Income Taxes	31,763,000	42,984,000	26,833,000
Net (Gain) Loss on Sale of Available for Sale Securities	-	-	(215,092)
Loss (Gain) on the Mark-to-Market of Derivative Instruments	21,259,018	(15,147,122)	(3,072,229)
Amortization of Deferred Rent	(19,541)	(33,230)	(19,795)
Share - Based Compensation Expense	4,798,977	12,381,757	6,164,324
Changes in Working Capital and Other Items:
Trade Receivables	(16,597,312)	(18,800,839)	(29,385,183)
Prepaid Expenses and Other	28,350	4,792	17,781
Accounts Payable	2,006,516	(63,025)	2,486,667
Accrued Interest	(245,082)	2,081,618	98,798
Accrued Expenses	191,093	2,407,216	29,385
Net Cash Provided By Operating Activities	222,774,407	198,526,614	85,149,526

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Natural Gas Properties and Development Capital Expenditures	(360,058,127)	(531,954,977)	(341,363,955)
Advances to Operators	-	-	(4,304,824)
Proceeds from Sale of Oil and Natural Gas Properties	908,000	-	5,027,162
Proceeds from Sale of Available for Sale Securities	-	-	58,606,328
Proceeds from Sale of Other Property and Equipment	1,003,025	39,000	-
Purchase of Available for Sale Securities	-	-	(18,381,690)
Purchases of Other Property and Equipment	(389,317)	(256,445)	(450,822)
Net Cash Used For Investing Activities	(358,536,419)	(532,172,422)	(300,867,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	133,000,000	475,600,000	79,900,000
Repayments on Revolving Credit Facility	(182,000,000)	(421,500,000)	(10,000,000)
Issuance of Senior Unsecured Notes	210,500,000	300,000,000	-
Debt Issuance Costs Paid	(7,072,493)	(11,854,023)	(449,837)
Repurchases of Common Stock	(26,366,327)	(1,546,148)	(1,081,132)
Proceeds from Exercise of Warrants			1,500,000
Proceeds from Exercise of Stock Options	-	54,390	18,130
Net Cash Provided by Financing Activities	128,061,180	340,754,219	69,887,161

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,700,832)	7,108,411	(145,831,114)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	13,387,998	6,279,587	152,110,701

CASH AND CASH EQUIVALENTS – END OF PERIOD	$5,687,166	$13,387,998	$6,279,587

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$35,761,112	$15,579,140	$286,710
Cash Paid During the Period for Income Taxes	$13,614	$8,772	$-

Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	$162,884,221	$91,776,113	$106,024,212
Capitalized Asset Retirement Obligations	$1,852,580	$539,727	$401,241
Non-Cash Compensation Capitalized in Oil and Gas Properties	$2,143,415	$6,378,273	$13,114,137

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Retained	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance - December 31, 2010	62,129,424	$62,129	$428,484,092	$(945,931)	$7,759,192	$435,359,482

Net Issuance of Common Stock	1,200,997	1,201	4,770,710	-	-	4,771,911

Share Based Compensation	-	-	14,943,548	-	-	14,943,548

Net Change in Cash Flow Hedge Derivatives	-	-	-	709,776	-	709,776

Net Change in Unrealized Gain(Loss) on Short-term Investments	-	-	-	173,846	-	173,846

Net Income	-	-	-	-	40,611,492	40,611,492

Balance - December 31, 2011	63,330,421	$63,330	$448,198,350	$(62,309)	$48,370,684	$496,570,055

Net Issuance of Common Stock	202,201	202	(1,491,960)	-	-	(1,491,758)

Share Based Compensation	-	-	18,760,030	-	-	18,760,030

Net Change in Cash Flow Hedge Derivatives	-	-	-	62,309	-	62,309

Net Income	-	-	-	-	72,284,624	72,284,624

Balance - December 31, 2012	63,532,622	$63,532	$465,466,420	$-	$120,655,308	$586,185,260

Net Issuance of Common Stock	361,960	362	(252,993)	-	-	(252,631)

Share Based Compensation	-	-	6,942,020	-	-	6,942,020

Repurchases of Common Stock	(2,036,383)	(2,036)	(26,111,288)	-	-	(26,113,324)

Net Income	-	-	-	-	53,067,036	53,067,036

Balance - December 31, 2013	61,858,199	$61,858	$446,044,159	$-	$173,722,344	$619,828,361

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of December 31, 2013, approximately 58% of Northern’s 187,044 total net acres were developed.  As of December 31, 2012, approximately 50% of Northern’s 179,131 total net acres were developed.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In connection with preparing the financial statements for the year ended December 31, 2013, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the financial statements through the date of this filing.

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

At December 31, 2013 and 2012, the allowance for doubtful accounts was $1,050,000 and $0, respectively.  The amount charged to operations for doubtful accounts was $1,050,000, $0, and $0 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.  Depreciation expense was $325,859, $409,888, and $298,137 for the years ended December 31, 2013, 2012 and 2011, respectively.

Full Cost Method

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the years ended December 31, 2013, 2012 and 2011, respectively:

	Year Ended December 31,
	2013	2012	2011
Capitalized Certain Payroll and Other Internal Costs	$3,295,427	$8,477,678	$16,952,995
Capitalized Interest Costs	5,976,981	5,929,473	405,984
Total	$9,272,408	$14,407,151	$17,358,979

As of December 31, 2013, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the years ended December 31, 2013, 2012 and 2011, the Company sold acreage and interests in producing properties for $0, $908,000, and $5.0 million, respectively.  The proceeds for these sales were applied to reduce the capitalized costs of crude oil and natural gas properties.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the years ended December 31, 2013, 2012 and 2011, the Company transferred into the full cost pool costs related to expired leases of $14.1 million, $7.1 million, and $9.0 million, respectively.

Capitalized costs of crude oil and natural gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved crude oil and natural gas reserves plus the cost of unproved properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the 12-month average price of crude oil and natural gas to estimated future production of proved crude oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.  During the three year period ended December 31, 2013, the Company has not realized any impairment of its properties.

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

Debt Issuance Costs

Deferred financing costs include origination, legal and other fees to issue debt in connection with the Company’s credit facility and senior unsecured notes.  These debt issuance costs are being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method (see Note 4).

The amortization of debt issuance costs for the years ended December 31, 2013, 2012 and 2011 was $2,625,240, $1,527,194 and $430,760, respectively.

Bond Premium on Senior Notes

At December 31, 2013, the Company had recorded a bond premium of $10.5 million in connection with the “8% Senior Notes Due 2020” (see Note 4).  This bond premium is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.

The amortization of the bond premium for the years ended December 31, 2013, 2012 and 2011 was $960,177, $0 and $0, respectively.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of December 31, 2013, 2012 and 2011, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

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

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  No valuation allowance has been recorded as of December 31, 2013 and 2012.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
Weighted average common shares outstanding – basic	62,364,957	62,485,836	61,789,289
Plus: Potentially dilutive common shares
Stock options, warrants, and restricted stock	382,341	383,243	406,051
Weighted average common shares outstanding – diluted	62,747,298	62,869,079	62,195,340
Restricted stock excluded from EPS due to the anti-dilutive effect	7,330	18,348	29,876

As of December 31, 2013, 2012 and 2011, potentially dilutive shares from stock options were 241,872, 251,963, and 262,463, respectively.  These options are all exercisable at December 31, 2013, 2012 and 2011, at an exercise price of $5.18.

The Company also has potentially dilutive shares from restricted stock grants outstanding of 592,565, 777,437, and 1,216,992, at December 31, 2013, 2012, and 2011, respectively.

In January 2011, 300,000 warrants that were issued in conjunction with the February 2009 revolving credit facility were exercised at a price of $5.00 per share.

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

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, the Company de-designated all derivatives that were previously classified as cash flow hedges and in addition, the Company has elected not to designate any subsequent derivative contracts as accounting hedges.  As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to gain (loss) on settled derivatives and  mark-to-market gains or losses are recorded to (loss) gain on the mark-to-market of derivative instruments on the statements of income and comprehensive income  rather than as a component of accumulated other comprehensive income (loss) or other income (expense).  See Note 14 for a description of the derivative contracts which the Company has entered into.

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

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Crude oil and natural gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment recorded at December 31, 2013, 2012, and 2011.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Recently Adopted

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  These disclosure requirements do not affect the presentation of amounts in the balance sheets, and are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual reporting periods.  The implementation of this disclosure guidance did not have a material impact on the Company’s financial statements.

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of income and comprehensive income from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  In the past, acquisitions have been funded with internal cash flow, bank borrowings and the issuance of equity securities.  Purchases of properties and development capital expenditures that were in accounts payable and not yet paid in cash at December 31, 2013 and 2012 were approximately $163 million and $92 million, respectively.

2013 Acquisitions

During 2013, the Company acquired approximately 20,900 net acres, for an average cost of approximately $1,279 per net acre, in its key prospect areas in the form of effective leases.  During the same period, the Company separately acquired working interests in 70 gross (7.0 net) wells in undrilled locations in which it does not hold the underlying leasehold interests, for a total cost of approximately $9.0 million.

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

Divestitures

In April 2011, the Company sold its interest in the Anvil project for $5.0 million.  As of the date of sale, the Company’s cost basis in the Anvil project was $1.8 million.  The Company sold its interest in the project along with Slawson Exploration Company, Inc. (“Slawson”), who also desired to sell its entire interest in the project.  Slawson had drilled and completed one well in the project area prior to the divestiture – the Mayhem #1-19H well – and the Company retained its interest in that wellbore in connection with the divestiture. The proceeds from the sale were applied to reduce the capitalized costs of crude oil and natural gas properties.  In the fourth quarter of 2012, the Company sold its interest in certain North Dakota and Montana properties covering 835 net acres for $0.9 million in consideration.

From time-to-time the Company may also trade leasehold interests with operators to balance working interests in spacing units to facilitate and encourage a more expedited development of the Company’s acreage.

Unproved Properties

Unproved properties not being amortized comprise approximately 60,600 net acres and 63,000 net acres of undeveloped leasehold interests at December 31, 2013 and 2012, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.   The following is a summary of capitalized costs excluded from depletion at December 31, 2013 by year incurred.

	Year Ended December 31,
	2013	2012	2011	Prior Years
Property Acquisition	$19,608,861	$18,629,120	$33,133,410	$30,971,709
Development	-	193,017	-	-
Total	$19,608,861	$18,822,137	$33,133,410	$30,971,709

All properties that are not classified as proved properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion.  Once a property is classified as proved, all associated acreage and drilling costs are subject to depletion.

The Company historically has acquired its properties by purchasing individual or small groups of leases directly from mineral owners or from landmen or lease brokers, which leases historically have not been subject to specified drilling projects, and by purchasing lease packages in identified project areas controlled by specific operators.  The Company generally participates in drilling activities on a heads up basis by electing whether to participate in each well on a well-by-well basis at the time wells are proposed for drilling.

NOTE 4     REVOLVING CREDIT FACILITY AND LONG TERM DEBT

Revolving Credit Facility

In February 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced its previous revolving credit facility with a syndicated facility.  The Revolving Credit Facility, which is secured by substantially all of the Company’s assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At December 31, 2013, the facility amount was $750 million, the borrowing base was $450 million and there was a $75 million outstanding balance, leaving $375 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, the Company may issue an unlimited amount of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The $500 million in Notes described below is “permitted additional indebtedness” as defined in the Revolving Credit Facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.5% to 1.5% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.5% to 2.5%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At December 31, 2013, the commitment fee was 0.375% and the interest rate margin was 1.5% on LIBOR loans and 0.5% on base rate loans.

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

Common Stock

The following is a schedule of changes in the number of shares of common stock since the beginning of 2011:

	Year Ended December 31,
	2013	2012	2011
Beginning Balance	63,532,622	63,330,421	62,129,424
Stock Based Compensation	57,371	53,140	161,628
Stock Options Exercised	10,091	10,500	3,500
Restricted Stock Grants (Note 7)	353,596	837,239	786,263
Warrants Exercised	-	-	300,000
Stock Repurchase	(2,036,383)	-	-
Other Surrenders	(59,098)	(698,678)	(50,394)
Ending Balance	61,858,199	63,532,622	63,330,421

2013 Activity

In 2013, the Company’s Chief Executive Officer received shares of common stock as compensation in lieu of any cash base salary.  In 2013, the Company issued 57,371 shares valued at approximately $825,000 to the Chief Executive Officer as compensation in lieu of any cash base salary.

In 2013, 16,585 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $253,000, which was based on the market price on the date the shares were surrendered.

In 2013, 39,049 shares of restricted common stock were surrendered by employees who terminated employment with the Company.

In 2013, a director of the Company exercised an aggregate of 10,091 stock options, which were granted in 2007.  Of those stock options, 3,464 shares were surrendered to cover the aggregate exercise price of approximately $52,000, based on the market price on the date the shares were surrendered.

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

NOTE 6     RELATED PARTY TRANSACTIONS

Carter Stewart, a former director of the Company (until August 2011), owned a 25% interest in Gallatin Resources, LLC (“Gallatin”).  Legal counsel for Gallatin informed the Company that Mr. Stewart did not have the power to control Gallatin because each member of Gallatin has the right to vote on matters in proportion to their respective membership interest in the company and company matters are determined by a vote of the holders of a majority of membership interests.  Further, Mr. Stewart was neither an officer nor a director of Gallatin.  As such, Mr. Stewart did not have the ability to individually control company decisions for Gallatin.  In 2011, the Company paid Gallatin a total of approximately $6,500 related to previously acquired leasehold interests.  In 2012, the Company paid Gallatin a total of approximately $500 related to previously acquired leasehold interests.  There were no such payments for the year ended December 31, 2013.

The Company is a non-operating participant in a number of wells in North Dakota that are operated by Emerald Oil, Inc. (“Emerald”), by virtue of leased acreage held by the Company in drilling units operated by Emerald.  As of December 31, 2013, such wells included 14 gross (3.1 net) producing wells, and an additional 3 gross (0.7 net) wells that were drilling or awaiting completion.  Based on authorizations for expenditure (or AFEs) provided by Emerald with respect to each of the wells, the total drilling and completion costs for these 17 gross wells was estimated at approximately $176 million, approximately $40 million of which is attributable to Northern Oil’s working interest in the wells.  James Russell (J.R.) Reger is a director, executive officer and less than 5% shareholder of Emerald, which is a publicly-traded company.  J.R. Reger is also the brother of Northern Oil’s Chairman and Chief Executive Officer, Michael Reger.  At December 31, 2013, the Company’s accounts receivable and accounts payable balances with Emerald were $4.6 million and $23.2 million, respectively.  There were no outstanding accounts receivable or accounts payable balances with Emerald at December 31, 2012.  The Company recorded total revenues of $7.8 million, $0 million, and $0 million from Emerald for the years ended December 31, 2013, 2012, and 2011, respectively.

All transactions involving related parties were approved or ratified by the Company’s board of directors or Audit Committee.

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

Restricted Stock Awards

During the years ended December 31, 2013, 2012 and 2011, the Company issued 353,596, 837,239 and 786,263, respectively, restricted shares of common stock as compensation to officers, employees, and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than February 2017.  As of December 31, 2013, there was approximately $5.4 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants. The Company has assumed a zero percent forfeiture rate for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the years ended December 31, 2013, 2012 and 2011:

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	Average	Of	Average	Of	Average
	Shares	Price	Shares	Price	Shares	Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of the Year	777,437	$18.93	1,216,992	$19.87	1,135,622	$13.28
Shares Granted	353,596	15.33	837,239	19.91	786,263	27.11
Shares Forfeited	(39,049)	16.78	(628,550)	19.08	-	-
Lapse of Restrictions	(499,419)	19.03	(648,244)	21.83	(704,893)	17.32
Restricted Shares Outstanding at the End of the Year	592,565	$16.84	777,437	$18.93	1,216,992	$19.87

Stock Option Awards

On November 1, 2007, the board of directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Incentive Stock Option Plan.  The Company granted options to purchase 500,000 shares of the Company’s common stock to members of the board and options to purchase 60,000 shares of the Company’s common stock to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  As of December 31, 2013, options to purchase a total of 241,872 shares of the Company’s common stock remain outstanding but unexercised.  The board of directors determined that no future grants will be made pursuant to the 2006 Incentive Stock Option Plan.  All future stock compensation will be issued under the 2013 Plan.

The Company used the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  The Company used the simplified method to determine the expected term of the options due to the lack of sufficient historical data.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options is recognized as compensation over the vesting period.  There were no stock options granted by the Company in 2013, 2012 and 2011.  All exercises of options during 2013, 2012 and 2011 related to 2007 grants.

Changes in stock options for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
2013:

Beginning Balance	251,963	$-	-	$-
Granted	-	-	-	-
Exercised	(10,091)	5.18	-	-
Forfeited	-	-	-	-
Outstanding at December 31	241,872	5.18	3.8	2,392,000
Exercisable	241,872	5.18	3.8	2,392,000
Ending Vested	241,872	5.18	3.8	2,392,000
Weighted Average Fair Value of Options Granted During Year		$-

2012:

Beginning Balance	262,463	$-	-	$-
Granted	-	-	-	-
Exercised	(10,500)	5.18	-	-
Forfeited	-	-	-	-
Outstanding at December 31	251,963	5.18	4.8	2,933,000
Exercisable	251,963	5.18	4.8	2,933,000
Ending Vested	251,963	5.18	4.8	2,933,000
Weighted Average Fair Value of Options Granted During Year		$-

2011:

Beginning Balance	265,963	$-	-	$-
Granted	-	-	-	-
Exercised	(3,500)	5.18	-	-
Forfeited	-	-	-	-
Outstanding at December 31	262,463	5.18	5.8	4,934,000
Exercisable	262,463	5.18	5.8	4,934,000
Ending Vested	262,463	5.18	5.8	4,934,000
Weighted Average Fair Value of Options Granted During Year		$-

Currently Outstanding Options

•	No options were forfeited during the years ended December 31, 2013, 2012, and 2011.
•	No options expired during the years ended December 31, 2013, 2012, and 2011.
•	Options covering 241,872 shares were exercisable and outstanding at December 31, 2013.
•
The Company recorded no compensation expense related to these options for the years ended December 31, 2013, 2012, and 2011.  All of the compensation expense was reported in 2008 when the options vested.  There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of December 31, 2013, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	There were no unvested options at December 31, 2013, 2012, and 2011.

Warrants Granted February 2009

On February 27, 2009, in conjunction with the closing of a prior revolving credit facility, the Company issued warrants to purchase a total of 300,000 shares of common stock exercisable at $5.00 per share.   The total fair value of the warrants was calculated using the Black-Scholes valuation model based on factors present at the time the warrants were issued.  The fair value of the warrants is included in debt issuance costs and is being amortized over the term of the facility.  The warrants were exercised in January 2011.

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

The Company is party to a quiet title action in North Dakota that relates to its interest in certain crude oil and natural gas leases.  In the event the action results in a final judgment that is adverse to the Company, the Company would be required to reverse approximately $1.5 million in revenue (net of accrued taxes) that has been accrued since the second quarter of 2008 based on the Company’s purported interest in the crude oil and natural gas leases at issue, $0.3 million, $0.2 million and $0.2 million of which relates to the years ended December 31, 2013, 2012 and 2011, respectively.  The Company fully maintains the validity of its interest in the crude oil and natural gas leases, and is vigorously defending such interest.

NOTE 9     ASSET RETIREMENT OBLIGATION

The Company has asset retirement obligations (“ARO”) associated with the future plugging and abandonment of proved properties and related facilities.  Initially, the fair value of a liability for an ARO is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.  The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.  No settlements of asset retirement obligations have occurred during the periods presented.

Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate retirement costs, inflation factors, credit-adjusted discount rates, timing of retirement, and changes in the legal, regulatory, environmental and political environments.  To the extent future revisions to these assumptions impact the present value of the existing ARO, a corresponding adjustment is made to the oil and gas property balance.  For example, as the Company analyzes actual plugging and abandonment information, the Company may revise its estimate of current costs, the assumed annual inflation of the costs and/or the assumed productive lives of its wells.  During 2013, the Company increased its existing ARO by $1.1 million or approximately 71% of the ARO liability at December 31, 2012.  This increase was due to an increase in the estimated costs to plug and abandon the Company’s wells and a decrease in the productive life of certain of its oil and gas properties.

The following table summarizes the company’s asset retirement obligation transactions recorded during the year ended December 31, 2013 and 2012.

	Year Ended December 31
	2013	2012
Beginning Asset Retirement Obligation	$1,542,542	$916,622
Liabilities Incurred for New Wells Placed in Production	755,484	539,727
Revision of Estimates	1,097,097	-
Accretion of Discount on Asset Retirement Obligations	428,879	86,193
Ending Asset Retirement Obligation	$3,824,002	$1,542,542

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
In 2013, the State of North Dakota lowered its corporate income tax rate.  The impact of this rate change was to lower the Company’s deferred state income tax expense by approximately $0.5 million during the year ended December 31, 2013.

The income tax provision for the year ended December 31, 2013, 2012, and 2011 consists of the following:

	2013	2012	2011
Current Income Taxes	$(8,386)	$17,772	$2,300
Deferred Income Taxes
Federal	29,826,000	39,850,000	22,982,000
State	1,950,000	3,134,000	3,851,000
Total Expense	$31,767,614	$43,001,772	$26,835,300

The following is a reconciliation of the reported amount of income tax expense for the years ended December 31, 2013, 2012, and 2011 to the amount of income tax expenses that would result from applying the statutory rate to pretax income.

Reconciliation of reported amount of income tax expense:

	2013	2012	2011
Income Before Taxes and NOL	$84,834,650	$115,286,396	$67,446,792
Federal Statutory Rate	X 35%	X 35%	X 35%
Taxes Computed at Federal Statutory Rates	29,692,000	40,350,000	23,606,000
State Taxes, Net of Federal Taxes	909,614	2,086,772	2,408,300
Executive Compensation Deductibility Limits	987,000	523,000	617,000
Other	179,000	42,000	204,000
Reported Provision	$31,767,614	$43,001,772	$26,835,300

At December 31, 2013, the Company had a net operating loss carryforward for Federal income tax purposes of $850.1 million.  If unutilized, the federal net operating losses will expire in 2027-2033.

The components of the Company’s deferred tax asset (liability) were as follows:

	Year Ended December 31,
	2013	2012
Deferred Tax Assets
Current:
Share Based Compensation	$1,834,000	$2,384,000
Accrued Interest	1,241,000	751,000
Derivative Instruments	7,094,000	-
Other	391,000	201,000
Total Current	10,560,000	3,336,000

Non-Current:
Net Operating Loss Carryforwards (NOLs)	316,266,000	256,473,000
Derivative Instruments	-	295,000
Other	69,000	65,000
Total Non-Current	316,335,000	256,833,000
Total Deferred Tax Asset	$326,895,000	$260,169,000

Deferred Tax Liabilities
Current:
Derivative Instruments	-	(1,538,000)
Other	(129,000)	(103,000)
Total Current	$(129,000)	$(1,641,000)

Non-Current:
Crude Oil and Natural Gas Properties and Other Property	(432,596,000)	(333,008,000)
Derivative Instruments	(413,000)	-
Total Non-Current	(433,009,000)	(333,008,000)

Total Deferred Tax Liability	(433,138,000)	(334,649,000)

Total Net Deferred Tax Liability	$(106,243,000)	$(74,480,000)

The balances in the components of deferred tax asset (liability) table above were corrected to increase the deferred tax asset for net operating losses and the deferred tax liability for crude oil and natural gas properties and other property by approximately $62 million.  The adjustment had no impact to the total net deferred tax liability.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2013, 2012 and 2011,  the Company did not recognize any interest or penalties in its statements of comprehensive income, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2013 and 2012 relating to unrecognized benefits.

The tax years 2013, 2012, 2011 and 2010 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

NOTE 11     OPERATING LEASES

Vehicles

The Company leases vehicles under noncancelable operating leases.  Total lease expense under the agreements was approximately $28,000, $48,000 and $63,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Minimum future lease payments under these vehicle leases are approximately $27,000 in 2014.

Building

Effective November 2011, the Company extended their original operating lease agreement on 3,044 square feet of office space and added an additional 1,609 square feet of office space, for a total of 4,653 square feet.  The two leases require initial gross monthly lease payments of $18,612.  The monthly payments increase by 4% on each anniversary date.  The leases expire in November 2015.  The Company also has annual and month to month lease agreements related to storage and parking spaces.  Total rent expense under the agreements was approximately $249,000, $217,000 and $150,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company has prepaid the last three months rent in the amount of $53,553.  Minimum future lease payments under the building leases are as follows:

Year Ended December 31,	Amount
2014	$278,000
2015	177,000
Total	$455,000

The Company received $91,320 of landlord incentives under the original lease agreement and an additional $58,620 under the lease for the additional 1,609 square feet.  The Company has recorded a deferred rent liability for these amounts that are being amortized over the term of the leases.

NOTE 12     FAIR VALUE

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of December 31, 2013 and 2012.

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps and collars)	$-	$62,890	$-
Commodity Derivatives – Current Liability (crude oil swaps and collars)	-	(19,119,646)	-
Commodity Derivatives – Non-Current Asset (crude oil swaps and collars)	-	1,745,405	-
Commodity Derivatives – Non-Current Liability (crude oil swaps and collars	-	(637,208)	-
Total	-	$(17,948,559)	$-

	Fair Value Measurements at December 31, 2012 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps and collars)	$-	$4,095,197	$-
Commodity Derivatives – Non-Current Asset (crude oil swaps and collars)	-	1,763,008	-
Commodity Derivatives – Non-Current Liability (crude oil swaps and collars	-	(2,547,745)	-
Total	$-	$3,310,460	$-

Level 2 assets and liabilities consist of derivative assets and liabilities (see Note 14), the Revolving Credit Facility (see Note 4) and the Notes (see Note 4).  The fair value of the Company’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of all derivative contracts is reflected on the balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent year.  The book value of the Revolving Credit Facility approximates fair value because of its floating rate structure.  The fair value of our 8% senior notes is based on an end of period market quote.

The Company’s long-term debt is not measured at fair value on the balance sheets and the fair value is being provided for disclosure purposes.  At December 31, 2013, the Company had $500 million of senior unsecured notes and $75 million under the Revolving Credit Facility outstanding with a fair value of $527.5 million and $75 million, respectively.  At December 31, 2012, the Company had $300 million of senior unsecured notes and $124 million under the Revolving Credit Facility outstanding with a fair value of $310.5 million and $124.0 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to the Company at the end of each respective period.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the years ended December 31, 2013 and 2012.

NOTE 13      FINANCIAL INSTRUMENTS

The Company’s non-derivative financial instruments include cash and cash equivalents, and credit facility and are not measured at fair value on the balance sheets.  The carrying amount of these non-derivative financial instruments approximate their fair values (See Note 12).

The Company’s accounts receivable relate to crude oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  Management believes the Company’s accounts receivable at December 31, 2013 and 2012 do not represent significant credit risks as they are dispersed across many counterparties.  As of December 31, 2013, outstanding derivative contracts with commercial banks participating in the revolving credit facility represent all of the Company’s crude oil volumes hedged.  These commercial banks have investment-grade ratings from Moody’s and Standard & Poor and are lenders under the Company’s revolving credit facility and management believes this does not represent a significant credit risk.

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

On November 1, 2009, due to the volatility of price differentials in the Williston Basin, the Company de-designated all derivatives that were previously classified as cash flow hedges and, in addition, the Company has elected not to designate any subsequent derivative contracts as cash flow hedges.  Beginning on November 1, 2009, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period. Any realized gains and losses on settled derivatives are recorded to gain or loss on settled derivatives and gains or losses on the mark-to-market of derivative instruments are recorded to (loss) gain on the mark-to-market of derivative instruments on the statement of comprehensive income rather than as a component of other comprehensive income (loss) or other income (expense).

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

Crude Oil Derivative Contracts Cash-flow Not Designated as Hedges

The Company recorded realized losses on settled derivatives of $12.2 million, $0.4 million and $13.4 million as a loss on settled derivatives in the statement of comprehensive income for the years ended December 31, 2013, 2012 and 2011, respectively.  The Company recorded (losses) gains of $(21.3) million, $15.1 million and $3.1 million as (losses) gains on the mark-to-market of derivatives in the statement of comprehensive income for the years ended December 31, 2013, 2012 and 2011, respectively.  Mark-to-market gains and losses represent changes in fair values of derivatives that have not been settled.

The following table reflects open commodity swap contracts as of December 31, 2013, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price
Swaps-Crude Oil
01/01/14 – 06/30/14	300,000	$89.50
01/01/14 – 06/30/14	240,000	90.00
01/01/14 – 06/30/14	240,000	100.00
01/01/14 – 12/31/14	240,000	91.65
01/01/14 – 12/31/14	345,000	88.55
01/01/14 – 12/31/14	345,000	88.60
01/01/14 – 12/31/14	345,000	88.40
01/01/14 – 12/31/14	345,000	88.50
01/01/14 – 12/31/14	120,000	91.35
01/01/14 – 12/31/14	120,000	90.00
01/01/14 – 12/31/14	240,000	90.15
01/01/14 – 12/31/14	240,000	91.00
01/01/14 – 12/31/14	120,000	93.00
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	93.50
07/01/14 – 12/31/14	30,000	90.58
01/01/14 – 06/30/15	480,000	89.15
01/01/15 – 06/30/15	60,000	90.50
01/01/15 – 06/30/15	180,000	88.55
01/01/15 – 06/30/15	180,000	88.00
01/01/15 – 06/30/15	60,000	90.75
01/01/15 – 06/30/15	60,000	90.25
01/01/15 – 06/30/15	90,000	89.00
01/01/15 – 06/30/15	90,000	89.00
01/01/15 – 12/31/15	720,000	89.00
01/01/15 – 12/31/15	360,000	89.00
01/01/15 – 12/31/15	360,000	89.02
01/01/15 – 12/31/15	180,000	89.00
01/01/15 – 12/31/15	180,000	89.00

As of December 31, 2013, the Company had a total volume on open commodity swaps of 6.6 million barrels at a weighted average price of approximately $89.84.

The following table reflects the weighted average price of open commodity derivative contracts as of December 31, 2013, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price
2014	3,750,000	$90.46
2015	2,880,000	89.02

In addition to the open commodity swap contracts the Company has entered into costless collars.  The costless collars are used to establish floor and ceiling prices on anticipated crude oil production.  There were no premiums paid or received by the Company related to the costless collar agreements.  The following table reflects open costless collar agreements as of December 31, 2013.

Term	Oil (Barrels)	Floor/Ceiling Price	Basis
Costless Collars – Crude Oil
01/01/14 – 12/31/14	240,000	$90.00/$99.05	NYMEX

We determine the estimated fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets and quotes from third parties, among other things.  The Company also performs an internal valuation to ensure the reasonableness of third party quotes.  In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by ailing to make any contractually required payments.  Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.  For further details regarding our derivative contracts see Note 12, Fair Value in the Notes to the Financial Statements.

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at December 31, 2013 and 2012, respectively.  Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

		December 31, Estimated Fair Value
Type of Crude Oil Contract	Balance Sheet Location	2013	2012

Derivative Assets:
Swap Contracts	Current assets/liabilities	$62,890	$680,647
Swap Contracts	Non-current assets	1,745,405	1,977,722
Costless Collars	Current assets/liabilities	-	11,769,415
Costless Collars	Non-current asset/liabilities	-	5,629,996
Total Derivative Assets		$1,808,295	$20,057,780

Derivative Liabilities:
Swap Contracts	Current assets/liabilities	$(19,111,820)	$(2,037,070)
Swap Contracts	Non-current assets	(637,208)	(3,170,945)
Costless Collars	Current assets/liabilities	(7,826)	(6,317,795)
Costless Collars	Non-current assets/liabilities	-	(5,221,510)
Total Derivative Liabilities		$(19,756,854)	$(16,747,320)

The following disclosures are applicable to the Company’s financial statements, as of December 31, 2013, 2012 and 2011:

Derivative Type	Location of Loss for Effective and Ineffective Portion of Derivative in Income	Amount of Loss Reclassified from AOCI into Income
		Year Ended December 31,
		2013	2012	2011
Commodity – Cash Flow	Loss on Settled Derivatives	$-	$101,309	$1,157,775

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

	Estimated Fair Value at December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Derivative Assets:
Current Assets	$629,178	$(566,288)	$62,890
Non-Current Assets	2,589,079	(843,674)	1,745,405
Total Derivative Assets	$3,218,257	$(1,409,962)	$1,808,295

Offsetting of Derivative Liabilities:
Current Liabilities	$(19,685,934)	$566,288	$(19,119,646)
Non-Current Liabilities	(1,480,882)	843,674	(637,208)
Total Derivative Liabilities	$(21,166,816)	$1,409,962	$(19,756,854)

	Estimated Fair Value at December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Derivative Assets:
Current Assets	$12,450,062	$(8,354,865)	$4,095,197
Non-Current Assets	7,607,718	(5,844,710)	1,763,008
Total Derivative Assets	$20,057,780	$(14,199,575)	$5,858,205

Offsetting of Derivative Liabilities:
Current Liabilities	$(8,354,865)	$8,354,865	$-
Non-Current Liabilities	(8,392,455)	5,844,710	(2,547,745)
Total Derivative Liabilities	$(16,747,320)	$14,199,575	$(2,547,745)

NOTE 15     EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2013, 2012, and 2011:

	2013			2012			2011
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$53,067,036	62,364,957	$0.85	$72,284,624	62,485,836	$1.16	$40,611,492	61,789,289	$0.66
Dilutive Effect of Options	-	382,341	-	-	383,243	(0.01)	-	406,051	(0.01)
Diluted EPS	$53,067,036	62,747,298	$0.85	$72,284,624	62,869,079	$1.15	$40,611,492	62,195,340	$0.65

For the year ended December 31, 2013 and 2012 restricted stock of 7,330 and 18,348 shares of common stock were excluded from EPS due to the anti-dilutive effect.

NOTE 16     EMPLOYEE BENEFIT PLANS

In 2009, the Company adopted a defined contribution 401(k) plan for substantially all of its employees.  The plan provides for Company matching of employee contributions to the plan.  During 2013, 2012 and 2011, the Company provided a match contribution equal to 100% of an eligible employee’s deferral contribution, up to 8% of the employee’s earnings up to the maximum allowable amount.  The Company contributed approximately $240,000, $189,000 and $103,000 to the 401(k) plan for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 17   SEVERANCE ARRANGEMENTS

The Company’s former president, Ryan Gilbertson, resigned effective October 1, 2012.  In connection with his resignation, the Company and Mr. Gilbertson entered into a separation and release agreement and a consulting agreement (collectively, the “New Agreements”), which terminate and supersede his prior employment agreement with the Company (except for certain surviving provisions).  Pursuant to the New Agreements, Mr. Gilbertson’s outstanding and unvested restricted stock awards will continue to vest on their original vesting schedules, so long as Mr. Gilbertson does not terminate the consulting agreement and the Company does not terminate the consulting agreement for cause (as defined).  In addition, pursuant to the New Agreements the Company (i) provided Mr. Gilbertson with a prorated portion of his 2012 year-end bonus (based on predetermined performance metrics and as determined by the Company’s compensation committee following the end of 2012), (ii) bought out the lease and transferred title to Mr. Gilbertson on his Company-leased vehicle, and (iii) is reimbursing Mr. Gilbertson for continuation coverage pursuant to COBRA on the Company’s health plans for up to 18 months.

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

On October 16, 2012, the Company terminated the employment of its Chief Operating Officer, James R. Sankovitz.  Mr. Sankovitz’s termination was “not for cause” under his existing employment agreement with the Company, and as a result he was entitled to certain severance benefits which included a single lump-sum payment of one times his $325,000 base salary.   In addition, the Company agreed to buy out the lease and transfer title to Mr. Sankovitz on his Company-leased vehicle, and reimburse Mr. Sankovitz for continuation coverage pursuant to COBRA on the Company’s health plans for up to 18 months.

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

Costs Incurred and Capitalized Costs

The costs incurred in crude oil and natural gas acquisition, exploration and development activities are highlighted in the table below.

	Year Ended December 31,
	2013	2012	2011
Costs Incurred for the Year:
Proved Property Acquisition and Other	$29,404,632	$24,791,828	$53,497,199
Unproved Property Acquisition	20,207,844	27,304,425	57,867,660
Development	389,491,634	485,392,505	302,594,511
Total	$439,104,110	$537,488,758	$413,959,370

Excluded costs for unproved properties are accumulated by year. Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.  The following is a summary of capitalized costs excluded from depletion at December 31, 2013 by year incurred.

	Year Ended December 31,
	2013	2012	2011	Prior Years
Property Acquisition	$17,086,145	$8,076,277	$22,875,092	$22,110,834
Development	-	-	-	-
Total	$17,086,145	$8,076,277	$22,875,092	$22,110,834

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

	Natural Gas	Oil
	(MCF)	(BBLS)
Proved Developed and Undeveloped Reserves at December 31, 2010	10,449,962	13,993,697

Revisions of Previous Estimates	(940,065)	924,434
Extensions, Discoveries and Other Additions	20,959,474	28,750,826
Production	(800,207)	(1,791,979)

Proved Developed and Undeveloped Reserves at December 31, 2011	29,669,164	41,876,978

Revisions of Previous Estimates	(1,410,547)	812,371
Extensions, Discoveries and Other Additions	14,788,384	21,490,244
Production	(1,768,872)	(3,465,312)

Proved Developed and Undeveloped Reserves at December 31, 2012	41,278,129	60,714,281

Revisions of Previous Estimates	(8,634,689)	(12,749,049)
Extensions, Discoveries and Other Additions	20,096,944	31,880,594
Production	(2,572,251)	(4,046,701)

Proved Developed and Undeveloped Reserves at December 31, 2013	50,168,133	75,799,125

Proved Developed Reserves:
December 31, 2010	3,513,427	5,840,745
December 31, 2011	8,452,653	14,338,576
December 31, 2012	17,350,166	27,345,824
December 31, 2013	20,642,967	32,043,405
Proved Undeveloped Reserves
December 31, 2010	6,936,535	8,152,952
December 31, 2011	21,216,511	27,538,402
December 31, 2012	23,927,963	33,368,457
December 31, 2013	29,525,166	43,755,720

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

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating proved crude oil and natural gas were prepared in accordance with the provisions of ASC 932-235-555. Future cash inflows were computed by applying average prices of crude oil and natural gas for the last 12 months to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.  Future income tax expenses were calculated by applying appropriate year end tax rates to future pretax cash flows relating to proved crude oil and natural gas reserves, less the tax basis of properties involved and tax credits and loss carry forwards relating to crude oil and natural gas producing activities.  Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s crude oil and natural gas reserves.

	Year Ended December 31,
	2013	2012	2011
Future Cash Inflows	$6,932,701,500	$5,353,167,000	$3,959,403,500
Future Production Costs	(2,093,282,688)	(1,436,711,062)	(925,165,656)
Future Development Costs	(1,281,664,750)	(846,363,500)	(624,607,500)
Future Income Tax Expense	(952,120,002)	(817,296,323)	(740,132,743)
Future Net Cash Inflows	$2,605,634,060	$2,252,796,115	$1,669,497,601

10% Annual Discount for Estimated Timing of Cash Flows	(1,381,267,234)	(1,211,441,321)	(830,800,217)

Standardized Measure of Discounted Future Net Cash Flows	$1,224,366,826	$1,041,354,794	$838,697,384

The twelve month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves.  The price of other liquids is included in natural gas.  The prices for the Company’s reserve estimates were as follows:

	Natural Gas	Oil
	MCF	Bbl
December 31, 2013	$5.23	$88.00
December 31, 2012	$4.78	$84.92
December 31, 2011	$6.18	$90.17

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum follow:

	Year Ended December 31,
	2013	2012	2011
Beginning of Period	$1,041,354,794	$838,697,384	$210,612,791
Sales of Oil and Natural Gas Produced, Net of Production Costs	(292,369,010)	(235,769,953)	(132,095,155)
Extensions and Discoveries	640,467,848	455,623,034	756,304,288
Previously Estimated Development Cost Incurred During the Period	139,069,899	193,669,706	23,941,194
Net Change of Prices and Production Costs	16,693,046	(179,505,191)	140,217,589
Change in Future Development Costs	45,583,609	(112,995,358)	(11,285,152)
Revisions of Quantity and Timing Estimates	(454,395,244)	15,687,427	13,491,953
Accretion of Discount	128,740,632	110,133,321	29,551,146
Change in Income Taxes	(50,871,552)	16,584,302	(177,737,162)
Other	10,092,804	(60,769,878)	(14,304,107)
End of Period	$1,224,366,826	$1,041,354,794	$838,697,384

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years end December 31, 2013 and 2012 is as follows:
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2013
Total Revenues	$67,898,082	$96,161,803	$69,784,200	$101,929,786
(Losses) Gains on the Mark-to-Market of Derivative Instruments	(14,910,655)	17,009,668	(29,353,161)	5,995,130
Expenses	47,234,013	48,432,751	57,671,154	64,439,006
Income from Operations	20,664,069	47,729,052	12,113,046	37,490,780
Other Income (Expense)	(6,107,936)	(8,087,379)	(9,382,142)	(9,584,840)
Income Tax Provision	5,604,614	14,630,000	1,028,000	10,505,000
Net Income	8,951,519	25,011,673	1,702,904	17,400,940
Net Income Per Common Share – Basic	0.14	0.40	0.03	0.28
Net Income Per Common Share – Diluted	0.14	0.39	0.03	0.28
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2012
Total Revenues	$50,522,992	$119,207,601	$60,095,613	$81,746,684
(Losses) Gains on the Mark-to-Market of Derivative Instruments	(9,364,913)	49,799,311	(22,308,470)	(2,978,806)
Expenses(1)	35,695,832	44,013,801	54,376,314	48,350,512
Income from Operations	14,827,160	75,193,800	5,719,299	33,396,172
Other Income (Expense)	(195,899)	(2,727,404)	(5,205,716)	(5,721,016)
Income Tax Provision	5,825,350	28,840,000	213,422	8,123,000
Net Income	8,805,911	43,626,396	300,161	19,552,156
Net Income Per Common Share – Basic	0.14	0.70	-	0.31
Net Income Per Common Share – Diluted	0.14	0.70	-	0.31

(1)
General and administrative expenses include $5.5 million and $0.6 million in severance expenses in connection with the departures of our president and our chief operating officer in the third and fourth quarters of 2012, respectively.