Form 10-Q
period 2014-03-31
NORTHERN OIL & GAS, INC.
filed 2014-05-09
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☐ No ☒

As of May 1, 2014, there were 61,042,076 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

March 31, 2014

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014 (unaudited)	December 31, 2013
CURRENT ASSETS
Cash and Cash Equivalents	$8,108,950	$5,687,166
Trade Receivables	82,201,632	86,816,981
Advances to Operators	608,471	618,786
Prepaid and Other Expenses	1,063,734	770,740
Derivative Instruments	-	62,890
Deferred Tax Asset	12,702,000	10,431,000
Total Current Assets	104,684,787	104,387,563

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	1,728,444,854	1,611,073,747
Unproved	68,880,470	70,148,348
Other Property and Equipment	1,715,418	1,701,366
Total Property and Equipment	1,799,040,742	1,682,923,461
Less – Accumulated Depreciation and Depletion	(321,596,322)	(285,616,752)
Total Property and Equipment, Net	1,477,444,420	1,397,306,709

DERIVATIVE INSTRUMENTS	167,302	1,745,405

DEBT ISSUANCE COSTS	15,750,691	16,160,283

TOTAL ASSETS	$1,598,047,200	$1,519,599,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$168,619,872	$168,936,785
Accrued Expenses	2,479,401	2,645,178
Accrued Interest	13,488,970	3,386,409
Derivative Instruments	24,970,433	19,119,646
Total Current Liabilities	209,558,676	194,088,018

LONG-TERM LIABILITIES
Revolving Credit Facility	138,000,000	75,000,000
8% Senior Notes	509,168,142	509,539,823
Derivative Instruments	1,005,111	637,208
Other Noncurrent Liabilities	4,042,107	3,832,550
Deferred Tax Liability	123,045,000	116,674,000
Total Long-Term Liabilities	775,260,360	705,683,581

TOTAL LIABILITIES	984,819,036	899,771,599

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	-	-
Common Stock, Par Value $.001; 95,000,000 Authorized, (3/31/2014 – 60,983,706 Shares Outstanding and 12/31/2013 – 61,858,199 Shares Outstanding)	60,984	61,858
Additional Paid-In Capital	432,855,073	446,044,159
Retained Earnings	180,312,107	173,722,344
Total Stockholders’ Equity	613,228,164	619,828,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,598,047,200	$1,519,599,960
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)
	Three Months Ended March 31,
	2014	2013
REVENUES
Oil and Gas Sales	$96,802,970	$83,171,661
Loss on Settled Derivatives	(6,817,980)	(371,283)
Losses on the Mark-to-Market of Derivative Instruments	(7,859,683)	(14,910,655)
Other Revenue	-	8,359
Total Revenues	82,125,307	67,898,082

OPERATING EXPENSES
Production Expenses	11,677,429	8,641,210
Production Taxes	9,791,201	7,811,304
General and Administrative Expense	3,997,690	3,988,806
Depletion, Depreciation, Amortization and Accretion	36,100,921	26,792,693
Total Expenses	61,567,241	47,234,013

INCOME FROM OPERATIONS	20,558,066	20,664,069

OTHER INCOME (EXPENSE)
Interest Expense, Net of Capitalization	(9,898,968)	(6,108,000)
Other Income (Expense)	30,665	64
Total Other Income (Expense)	(9,868,303)	(6,107,936)

INCOME BEFORE INCOME TAXES	10,689,763	14,556,133

INCOME TAX PROVISION	4,100,000	5,604,614

NET INCOME	$6,589,763	$8,951,519

COMPREHENSIVE INCOME	$6,589,763	$8,951,519

Net Income Per Common Share – Basic	$0.11	$0.14
Net Income Per Common Share – Diluted	$0.11	$0.14
Weighted Average Shares Outstanding – Basic	61,203,725	62,857,322
Weighted Average Shares Outstanding – Diluted	61,446,274	63,316,301
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,589,763	$8,951,519
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	36,100,921	26,792,693
Amortization of Debt Issuance Costs	634,592	506,187
Amortization of Senior Unsecured Notes Premium	(371,681)	-
Deferred Income Taxes	4,100,000	5,600,000
Loss on the Mark-to-Market of Derivative Instruments	7,859,683	14,910,655
Amortization of Deferred Rent	(3,664)	(3,663)
Share - Based Compensation Expense	557,865	1,122,274
Changes in Working Capital and Other Items:
Trade Receivables	4,615,349	(5,670,822)
Prepaid Expenses and Other	(292,994)	(192,286)
Accounts Payable	4,139,303	(287,231)
Accrued Interest	8,984,260	6,018,914
Accrued Expenses	(165,777)	(1,391,307)
Net Cash Provided By Operating Activities	72,747,620	56,356,933

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Natural Gas Properties and Development Capital Expenditures	(119,186,402)	(76,884,714)
Proceeds from Sale, Net of Oil and Natural Gas Properties	-	908,000
Purchases of Other Property and Equipment	(14,052)	(74,100)
Net Cash Used For Investing Activities	(119,200,454)	(76,050,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	63,000,000	22,000,000
Repayments on Revolving Credit Facility	-	(7,000,000)
Debt Issuance Costs Paid	(225,000)	(184,084)
Repurchases of Common Stock	(13,900,382)	(27,867)
Net Cash Provided by Financing Activities	48,874,618	14,788,049

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,421,784	(4,905,832)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	5,687,166	13,387,998

CASH AND CASH EQUIVALENTS – END OF PERIOD	$8,108,950	$8,482,166

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$714,658	$772,651
Cash Paid During the Period for Income Taxes	$-	$13,614

Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	$158,428,005	$114,803,264
Capitalized Asset Retirement Obligations	$91,869	$161,680
Non-Cash Compensation Capitalized on Oil and Gas Properties	$152,557	$430,531

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014
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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of March 31, 2014, approximately 59% of Northern’s 185,369 total net acres were developed.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein is unaudited, except for the balance sheet as of December 31, 2013, which has been derived from the Company’s audited financial statements for the year ended December 31, 2013.  However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The allowance for doubtful accounts at March 31, 2014 and December 31, 2013 was $1,350,000 and $1,050,000, respectively.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.  Depreciation expense was $79,668 and $94,275 for the three months ended March 31, 2014 and 2013, respectively.

Full Cost Method

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred. Capitalized costs are summarized as follows for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Capitalized Certain Payroll and Other Internal Costs	$648,876	$640,896
Capitalized Interest Costs	1,197,410	1,385,158
Total	$1,846,286	$2,026,054

As of March 31, 2014, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  There were no property sales in the three months ended March 31, 2014 and 2013.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three months ended March 31, 2014 and 2013, the Company transferred into the full cost pool costs related to expired leases of $7.3 million and $3.9 million, respectively.

Capitalized costs of crude oil and natural gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved crude oil and natural gas reserves plus the cost of unproved properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the 12-month average price of crude oil and natural gas to estimated future production of proved crude oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.  For the three months ended March 31, 2014 and 2013, the Company did not realize any impairment of its properties.

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

The amortization of debt issuance costs for the three months ended March 31, 2014 and 2013 was $634,592 and $506,187, respectively.

Bond Premium on Senior Notes

At March 31, 2014, the Company had recorded a bond premium of $10.5 million in connection with the “8% Senior Notes Due 2020” (see Note 4).  This bond premium is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.

The amortization of the bond premium for the three months ended March 31, 2014 and 2013 was $371,681 and $0, respectively.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  For the three months ended March 31, 2014 and 2013, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

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

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  No valuation allowance has been recorded as of March 31, 2014 and December 31, 2013.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Weighted Average Common Shares Outstanding – Basic	61,203,725	62,857,322
Plus: Potentially Dilutive Common Shares
Stock Options and Restricted Stock	242,549	458,979
Weighted Average Common Shares Outstanding – Diluted	61,446,274	63,316,301

Restricted Stock Excluded from EPS due to the Anti-Dilutive Effect	5,213	13,633

As of March 31, 2014 and 2013, potentially dilutive shares from stock options were 241,872 and 251,963, respectively.

The Company also has potentially dilutive shares from restricted stock grants outstanding of 608,630 and 906,691 for the three months ended March 31, 2014 and 2013, respectively.

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

All derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to gain (loss) on settled derivatives and mark-to-market gains or losses are recorded to gains (losses) on the mark-to-market of derivative instruments on the statements of comprehensive income.  See Note 12 for a description of the derivative contracts which the Company has entered into.

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Crude oil and natural gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment recorded for the three months ended March 31, 2014 and 2013.

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

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acreage acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of comprehensive income from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  In the past, acquisitions have been funded with internal cash flow, bank borrowings and the issuance of equity securities.  Purchases of properties and development capital expenditures that were in accounts payable and not yet paid in cash at March 31, 2014 and December 31, 2013 were approximately $158.4 million and $163.0 million, respectively.

Acquisitions

For the three months ended March 31, 2014, the Company acquired approximately 4,859 net acres, for an average cost of approximately $1,549 per net acre, in its key prospect areas in the form of effective leases.  During the same period, the Company separately acquired working interests in 27 gross (3.3 net) wells in undrilled locations in which it does not hold the underlying leasehold interests, for a total cost of approximately $3.5 million.

For the three months ended March 31, 2013, the Company acquired approximately 6,022 net acres, for an average cost of approximately $1,087 per net acre, in its key prospect areas in the form of effective leases.

Unproved Properties

Unproved properties not being amortized comprise approximately 59,000 net acres and 60,600 net acres of undeveloped leasehold interests at March 31, 2014 and December 31, 2013, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

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

NOTE 4     REVOLVING CREDIT FACILITY AND LONG TERM DEBT

Revolving Credit Facility

In February 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced its previous revolving credit facility with a syndicated facility.  The Revolving Credit Facility, which is secured by substantially all of the Company’s assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At March 31, 2014, the facility amount was $750 million, the borrowing base was $500 million and there was a $138 million outstanding balance, leaving $362 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, the Company may issue an unlimited amount of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The $500 million in Notes described below is “permitted additional indebtedness” as defined in the Revolving Credit Facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.5% to 1.5% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.5% to 2.5%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At March 31, 2014, the commitment fee was 0.375% and the interest rate margin was 1.75% on LIBOR loans and 0.75% on base rate loans.

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

Common Stock

The following is a schedule of changes in the number of shares of common stock during the three months ended March 31, 2014 and the year ended December 31, 2013:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Beginning Balance	61,858,199	63,532,622
Stock Based Compensation	-	57,371
Stock Options Exercised	-	10,091
Restricted Stock Grants (Note 6)	156,960	353,596
Stock Repurchased	(1,018,897)	(2,036,383)
Other Surrenders	(12,556)	(59,098)
Ending balance	60,983,706	61,858,199

2014 Activity

In the three months ended March 31, 2014, 12,566 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $183,000, which was based on the market price on the date the shares were surrendered.

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the first quarter of 2014, the Company repurchased 1,018,897 shares of its common stock under the stock repurchase program. These shares are now included in the Company’s pool of authorized but unissued shares.  This stock had a cost of approximately $13.7 million.  The Company’s accounting policy upon the repurchase of shares is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

Performance Equity Awards

In early 2014, certain of the Company’s executive officers were granted performance equity awards under the 2014 long-term equity incentive program adopted by the compensation committee.  Entitlement to the performance shares will be based on the Company’s 2014 performance relative to established performance goals for proved reserve growth, debt-adjusted proved reserve value per share and year-over-year growth in average stock price relative to a selected peer group.  Participants may earn from zero to 180 percent of their 2014 base salaries and the amounts earned will be settled in restricted shares of common stock that will vest annually over a subsequent three-year service-based vesting period beginning in 2015.  The maximum dollar amount of the performance shares issuable if all participants earned the maximum award would total $3.0 million.  For the three month period ended March 31, 2014, the Company has recorded $0.1 million of compensation expense in connection with these performance equity awards.  No such performance equity awards have vested.

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

Restricted Stock Awards

During the three months ended March 31, 2014, the Company issued 156,960 restricted shares of common stock under the 2013 Plan as compensation to officers, employees, and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than April 2017.  As of March 31, 2014, there was approximately $6.9 million of total unrecognized compensation expense related to unvested restricted stock.  This compensation expense will be recognized over the remaining vesting period of the grants.  The Company has assumed a zero percent forfeiture rate for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Number of Shares	Weighted-Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	592,565	$16.84
Shares Granted	156,960	14.08
Lapse of Restrictions	(140,895)	18.92
Restricted Shares Outstanding at End of Period	608,630	$15.65

Stock Option Awards

On November 1, 2007, the board of directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Incentive Stock Option Plan.  The Company granted options to purchase 500,000 shares of the Company’s common stock, to members of the board and options to purchase 60,000 shares of the Company’s common stock to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  As of March 31, 2014, options to purchase a total of 241,872 shares of the Company’s common stock remain outstanding but unexercised.  The board of directors determined that no future grants will be made pursuant to the 2006 Incentive Stock Option Plan.

The Company used the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  The Company used the simplified method to determine the expected term of the options due to the lack of sufficient historical data.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options was recognized as compensation over the vesting period.  There were no stock options granted by the Company in the three months ended March 31, 2014.

Currently Outstanding Options

•  No options were forfeited during the three months ended March 31, 2014.
•  No options expired during the three months ended March 31, 2014.
•  Options covering 241,872 shares were exercisable and outstanding at March 31, 2014.
•  The Company recorded no compensation expense related to these options for the three months ended March 31, 2014.  There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of March 31, 2014, because the Company recognized the entire fair value of such compensation upon vesting of the options.
•  There were no unvested options at March 31, 2014.

NOTE 7     RELATED PARTY TRANSACTIONS

The Company is a non-operating participant in a number of wells in North Dakota that are operated by Emerald Oil, Inc. (“Emerald”), by virtue of leased acreage held by the Company in drilling units operated by Emerald.  As of March 31, 2014, such wells included 15 gross (3.5 net) producing wells, and an additional 14 gross (2.3 net) wells that were drilling or awaiting completion.  Based on authorizations for expenditure (or AFEs) provided by Emerald with respect to each of the wells, the total drilling and completion costs for these 29 gross wells was estimated at approximately $300 million, approximately $60 million of which is attributable to Northern Oil’s working interest in the wells.  James Russell (J.R.) Reger is a director, executive officer and less than 5% shareholder of Emerald, which is a publicly-traded company.  J.R. Reger is also the brother of Northern Oil’s Chairman and Chief Executive Officer, Michael Reger.  At March 31, 2014, the Company’s accounts receivable and accounts payable balances with Emerald were $4.8 million and $7.2 million, respectively.  At December 31, 2013, the Company’s accounts receivable and accounts payable balances with Emerald were $4.6 million and $23.2 million, respectively.  The Company recorded total revenues of $5.3 million and $0 from Emerald for the three months ended March 31, 2014 and 2013, respectively.

All transactions involving related parties are approved or ratified by the Company’s Audit Committee.

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

The Company is party to a quiet title action in North Dakota that relates to its interest in certain crude oil and natural gas leases.  In the event the action results in a final judgment that is adverse to the Company, the Company would be required to reverse approximately $1.58 million in revenue (net of accrued taxes) that has been accrued since the second quarter of 2008 based on the Company’s purported interest in the crude oil and natural gas leases at issue, approximately $41,000 of which relates to the three month period ended March 31, 2014.  The Company fully maintains the validity of its interest in the crude oil and natural gas leases, and is vigorously defending such interest.

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

The income tax provision for the three months ended March 31, 2014 and 2013 consists of the following:

	Three Months Ended March 31,
	2014	2013
Current Income Taxes	$-	$4,614
Deferred Income Taxes
Federal	3,741,000	5,095,000
State	359,000	505,000
Total Provision	$4,100,000	$5,604,614

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three months ended March 31, 2014 and 2013, the Company did not recognize any interest or penalties in its statements of comprehensive income, nor did it have any interest or penalties accrued in its balance sheet at March 31, 2014 and December 31, 2013 relating to unrecognized benefits.

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of March 31, 2014 and December 31, 2013.

	Fair Value Measurements at March 31, 2014 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Liability (crude oil swaps and collars)	$-	$(24,970,433)	$-
Commodity Derivatives – Non-Current Asset (crude oil swaps)	-	167,302	-
Commodity Derivatives – Non-Current Liability (crude oil swaps)	-	(1,005,111)	-
Total	$-	$(25,808,242)	$-

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps and collars)	$-	$62,890	$-
Commodity Derivatives – Current Liability (crude oil swaps and collars)	-	(19,119,646)	-
Commodity Derivatives – Non-Current Asset (crude oil swaps)	-	1,745,405	-
Commodity Derivatives – Non-Current Liability (crude oil swaps)	-	(637,208)	-
Total	$-	$(17,948,559)	$-

Level 2 assets and liabilities consist of derivative assets and liabilities (see Note 12), the Revolving Credit Facility (see Note 4) and the Notes (see Note 4).  The fair value of the Company’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of all derivative contracts is reflected on the balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.  The book value of the Revolving Credit Facility approximates fair value because of its floating rate structure.  The fair value of our Notes is based on an end of period market quote.

The Company’s long-term debt is not measured at fair value on the balance sheets and the fair value is being provided for disclosure purposes.  At March 31, 2014, the Company had $500 million of senior unsecured notes and $138 million under the Revolving Credit Facility outstanding with a fair value of $532.5 million and $138 million, respectively.  At December 31, 2013, the Company had $500 million of senior unsecured notes and $75 million under the Revolving Credit Facility outstanding with a fair value of $527.5 million and $75 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to the Company at the end of each respective period.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the three month period ended March 31, 2014.

NOTE 11      FINANCIAL INSTRUMENTS

The Company’s non-derivative financial instruments include cash and cash equivalents and credit facility and are not measured at fair value on the balance sheets.  The carrying amount of these non-derivative financial instruments approximate their fair values (see Note 10).

The Company’s accounts receivable relate to crude oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  Management believes the Company’s accounts receivable at March 31, 2014 and December 31, 2013 do not represent significant credit risks as they are dispersed across many counterparties.  The Company has recorded an allowance for doubtful accounts of $1.4 and $1.1 at March 31, 2014 and December 31, 2013, respectively.  As of March 31, 2014, outstanding derivative contracts with commercial banks participating in the Company’s Revolving Credit Facility represent all of the Company’s crude oil volumes hedged.  These commercial banks have investment-grade ratings from Moody’s and Standard & Poor and are lenders under the Company’s Revolving Credit Facility and management believes this does not represent a significant credit risk.

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

All derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to loss on settled derivatives and unrealized gains or losses are recorded to losses on the mark-to-market of derivative instruments on the statement of comprehensive income.

The Company has master netting agreements on individual crude oil contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

Crude Oil Derivative Contracts Cash-flow Not Designated as Hedges

The Company recorded realized losses on settled derivatives of $6,817,980 and $371,283 as a loss on settled derivatives in the statement of comprehensive income for three months ended March 31, 2014 and 2013, respectively.  The Company recorded losses of $7,859,683 and $14,910,655 on the mark-to-market of derivative instruments in the statement of comprehensive income for three months ended March 31, 2014 and 2013, respectively.

The following table reflects open commodity swap contracts as of March 31, 2014, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price
Swaps-Crude Oil
04/01/14 – 06/30/14	180,000	$89.50
04/01/14 – 06/30/14	120,000	90.00
04/01/14 – 06/30/14	120,000	100.00
04/01/14 – 12/31/14	180,000	91.65
04/01/14 – 12/31/14	285,000	88.55
04/01/14 – 12/31/14	285,000	88.60
04/01/14 – 12/31/14	285,000	88.40
04/01/14 – 12/31/14	285,000	88.50
04/01/14 – 12/31/14	90,000	91.35
04/01/14 – 12/31/14	90,000	90.00
04/01/14 – 12/31/14	180,000	90.15
04/01/14 – 12/31/14	180,000	91.00
04/01/14 – 12/31/14	90,000	93.00
04/01/14 – 06/30/15	450,000	89.15
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	93.50
07/01/14 – 12/31/14	30,000	90.58
01/01/15 – 06/30/15	60,000	90.50
01/01/15 – 06/30/15	180,000	88.55
01/01/15 – 06/30/15	180,000	88.00
01/01/15 – 06/30/15	60,000	90.75
01/01/15 – 06/30/15	60,000	90.25
01/01/15 – 06/30/15	90,000	89.00
01/01/15 – 06/30/15	90,000	89.00
01/01/15 – 12/31/15	720,000	89.00
01/01/15 – 12/31/15	360,000	89.00
01/01/15 – 12/31/15	360,000	89.02
01/01/15 – 12/31/15	180,000	89.00
01/01/15 – 12/31/15	180,000	89.00

As of March 31, 2014, the Company had a total volume on open commodity swaps of 5.7 million barrels at a weighted average price of approximately $89.63.

The following table reflects the weighted average price of open commodity swap derivative contracts as of March 31, 2014, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price
2014	2,850,000	$90.24
2015	2,880,000	89.02

In addition to the open commodity swap contracts, we have entered into costless collar contracts.  The costless collars are used to establish floor and ceiling prices on anticipated crude oil production.  There were no premiums paid or received by us related to the costless collar contracts.  The following table reflects open costless collar contracts as of March 31, 2014.

Term	Oil (Barrels)	Floor/Ceiling Price	Basis
Costless Collars – Crude Oil
04/01/14 – 12/31/14	180,000	$90.00/$99.05	NYMEX

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at March 31, 2014 and December 31, 2013, respectively.  Certain amounts may be presented on a net basis on the financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

Type of Contract	Balance Sheet Location	March 31, 2014 Estimated Fair Value	December 31, 2013 Estimated Fair Value

Derivative Assets:
Swap Contracts	Current Assets	$-	$62,890
Swap Contracts	Non-Current Assets	167,302	1,745,405
Total Derivative Assets		$167,302	$1,808,295

Derivative Liabilities:
Swap Contracts	Current Liabilities	$(24,719,560)	$(19,111,820)
Swap Contracts	Non-Current Liabilities	(1,005,111)	(637,208)
Costless Collars	Current Liabilities	(250,873)	(7,826)
Total Derivative Liabilities		$(25,975,544)	$(19,756,854)

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

	Estimated Fair Value at March 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$14,791	$(14,791)	$-
Non-Current Assets	781,947	(614,645)	167,302
Total Derivative Assets	$796,738	$(629,436)	$167,302

Offsetting of Derivative Liabilities:
Current Liabilities	$(24,985,224)	$14,791	$(24,970,433)
Non-Current Liabilities	(1,619,756)	614,645	(1,005,111)
Total Derivative Liabilities	$(26,604,980)	$629,436	$(25,975,544)

	Estimated Fair Value at December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$629,178	$(566,288)	$62,890
Non-Current Assets	2,589,079	(843,674)	1,745,405
Total Derivative Assets	$3,218,257	$(1,409,962)	$1,808,295

Offsetting of Derivative Liabilities:
Current Liabilities	$(19,685,934)	$566,288	$(19,119,646)
Non-Current Liabilities	(1,480,882)	843,674	(637,208)
Total Derivative Liabilities	$(21,166,816)	$1,409,962	$(19,756,854)

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

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results described in these statements.  Forward-looking statements speak only as of the date they are made.  You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by subsequent reports we file with the SEC (including this report), which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Our average daily production in the first quarter of 2014 was approximately 13,287 Boe per day, of which approximately 90% was oil.  Our first quarter 2014 average daily production increased 20% year-over-year, as compared to an average of 11,115 Boe per day in the first quarter of 2013.  As of March 31, 2014, we participated in 1,847 gross (150.8 net) producing wells.

As of March 31, 2014, we leased approximately 185,369 net acres, of which 100% were located in the Williston Basin of North Dakota and Montana.  During the quarter ended March 31, 2014, we acquired approximately 4,859 net mineral acres at an average cost of approximately $1,549 per net acre.  During the same period, we separately acquired working interests in 27 gross (3.3 net) wells in undrilled locations in which we do not hold the underlying leasehold interests, for a total cost of approximately $3.5 million.

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

Principal Components of Our Cost Structure

•
Oil price differentials.  The price differential between our Williston Basin well head price and the New York Mercantile Exchange (“NYMEX”) WTI benchmark price is driven by the additional cost to transport oil from the Williston Basin via train, barge, pipeline or truck to refineries.

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

•	Realized gain (loss) on settled derivatives. This account activity represents our realized gains and losses on the settlement of commodity derivative instruments.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX WTI benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX WTI and the sales prices we receive for our oil production. Our oil price differential to the NYMEX WTI benchmark price during the first quarter of 2014 was $13.42 per barrel, as compared to $3.62 per barrel in the first quarter of 2013.

Over the past several years, oil production in the Williston Basin has increased dramatically.  For example, North Dakota’s oil production in October 2013 was up approximately 93% as compared to October 2011.  The surging oil production has created a huge need for oil takeaway infrastructure, which has struggled to keep pace with the growth in production.  This caused the price of Bakken crude to lag significantly behind NYMEX WTI crude at certain times over the last few years.  In response to rapidly rising production, rail capacity out of the area has greatly expanded, which has allowed Bakken crude to reach refining markets on the East Coast, West Coast and Gulf Coast.  As the takeaway solution developed, the Bakken crude differential to NYMEX WTI lowered in 2013, and even traded at points at a premium to NYMEX WTI.  During the first quarter of 2014, our weighted average oil price differential to the NYMEX WTI benchmark widened to approximately $13.42 per barrel due to several factors such as takeaway capacity lagging behind production, and seasonal refinery maintenance temporarily depressing crude demand.  As the rail capacity continues to increase and planned pipeline expansions are completed, we believe the oil price differentials will return to historical levels.  Our weighted average oil price differential to the NYMEX WTI benchmark price during 2013 was approximately $8.68 per barrel.

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

Market Conditions

Prices for various quantities of natural gas, natural gas liquids (“NGLs”) and oil that we produce significantly impact our revenues and cash flows.  Commodity prices have been volatile in recent years.  The following table lists average NYMEX prices for natural gas and oil for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$4.72	$3.48
Oil (per Bbl)	$98.61	$94.36
________________
(a)	Based on average NYMEX closing prices.

Results of Operations for the three month periods ended March 31, 2014 and March 31, 2013

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended March 31,
	2014	2013	% Change
Net Production:
Oil (Bbl)	1,075,246	902,738	19
Natural Gas and NGLs (Mcf)	723,724	585,412	24
Total (Boe)	1,195,866	1,000,306	20

Net Sales:
Oil Sales	$91,597,527	$80,007,563	15
Natural Gas and NGL Sales	5,205,443	3,164,098	65
Loss on Settled Derivatives	(6,817,980)	(371,283)	1,736
Loss on the Mark-to-Market of Derivative Instruments	(7,859,683)	(14,910,655)	(47)
Other Revenue	-	8,359	(100)
Total Revenues	82,125,307	67,898,082	21

Average Sales Prices:
Oil (per Bbl)	$85.19	$88.63	(4)
Effect of Loss on Settled Derivatives on Average Price (per Bbl)	(6.34)	(0.41)	1,446
Oil Net of Settled Derivatives (per Bbl)	78.85	88.22	(11)
Natural Gas and NGLs (per Mcf)	7.19	5.40	33
Realized Price on a Boe Basis Including all Realized Derivative Settlements	75.25	82.78	(9)

Operating Expenses:
Production Expenses	$11,677,429	$8,641,210	35
Production Taxes	9,791,201	7,811,304	25
General and Administrative Expense	3,997,690	3,988,806	0
Depletion of Oil and Gas Properties	35,899,902	26,668,171	35

Costs and Expenses (per Boe):
Production Expenses	$9.76	$8.64	13
Production Taxes	8.19	7.81	5
General and Administrative Expense	3.34	3.99	(16)
Depletion, Depreciation, Amortization and Accretion	30.19	26.78	13

Net Producing Wells at Period End	150.8	115.8	30

Oil and Natural Gas Sales

In the first quarter of 2014, oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 16% as compared to the first quarter of 2013, driven by a 20% increase in production and partially offset by a 3% decrease in realized prices, excluding the effect of settled derivatives.  The lower average realized price in the first quarter of 2014 as compared to the same period in 2013 was driven by a higher oil price differential.  Oil price differential during the first quarter of 2014 was $13.42 per barrel, as compared to $3.62 per barrel in the first quarter of 2013.

As discussed above, we add production through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our oil and natural gas sales from existing wells.  During the first quarter of 2014, our production volumes increased 20% as compared to the first quarter of 2013.  Production primarily increased due to our continued addition of net producing wells.

Derivative Instruments

For the first quarter of 2014, we incurred a loss on settled derivatives of $6.8 million, compared to a $0.4 million loss for the first quarter of 2013.  Our average realized price (including all cash derivative settlements) received during the first quarter of 2014 was $75.25 per Boe compared to $82.78 per Boe in the first quarter of 2013.

We had a mark-to-market derivative loss of $7.9 million in the first quarter of 2014 compared to a $14.9 million loss in the first quarter of 2013.  At March 31, 2014, all of our derivative contracts were recorded at their fair value, which was a net liability of $25.8 million, an increase of $7.9 million from the $17.9 million net liability recorded as of December 31, 2013.

Production Expenses

Production expenses were $11.7 million in the first quarter of 2014 compared to $8.6 million in the first quarter of 2013.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses increased from $8.64 per Boe in the first quarter of 2013 to $9.76 in first quarter of 2014.  The higher cost on a per unit basis in 2014 is primarily due to harsher weather conditions, as well as higher workover costs and water hauling and disposal expenses.

Production Taxes

We pay production taxes based on realized crude oil and natural gas sales.  These costs were $9.8 million in the first quarter of 2014 compared to $7.8 million in the first quarter of 2013.  As a percentage of oil and natural gas sales, our production taxes were 10.1% and 9.4% in the first quarter of 2014 and 2013, respectively.  This increase in production tax rates as a percentage of oil and gas sales in the first quarter of 2014 is due to a declining portion of our production that qualifies for lower initial tax rates.  Certain of our production is in Montana and North Dakota jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.

General and Administrative Expense

General and administrative expense was $4.0 million for the first quarters of 2013 and 2014.  General and administrative expenses in 2014 as compared to 2013 included lower compensation expenses ($0.4 million) that were offset by higher insurance costs ($0.4 million).

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $36.1 million in the first quarter of 2014 compared to $26.8 million in the first quarter of 2013.  Depletion expense, the largest component of DD&A, was $30.02 per Boe in the first quarter of 2014 compared to $26.66 per Boe in the first quarter of 2013.  The aggregate increase in depletion expense for the first quarter of 2014 compared to 2013 was driven by a 20% increase in production and a 13% increase in the depletion rate per Boe.  Depreciation, amortization and accretion was $0.2 million in first quarter of 2014 compared to $0.1 million in the first quarter of 2013.  The following table summarizes DD&A expense per Boe for the first quarters of 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Change	Change
Depletion	$30.02	$26.66	$3.36	13%
Depreciation, Amortization and Accretion	0.17	0.12	0.05	42%
Total DD&A expense	$30.19	$26.78	$3.41	13%

Interest Expense

Interest expense, net of capitalized interest, was $9.9 million in the first quarter of 2014 compared to $6.1 million in the first quarter of 2013.  The increase in interest expense was primarily due to an additional $200 million in 8.000% senior unsecured notes due 2020 that we issued in May 2013 and were therefore outstanding in the first quarter of 2014 but not the first quarter of 2013.

Income Tax Provision

The provision for income taxes was $4.1 million in the first quarter of 2014 compared to $5.6 million in the first quarter of 2013.  The effective tax rate in the first quarter of 2014 was 38.4% compared to an effective tax rate of 38.5% in the first quarter of 2013.  The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates.

Non-GAAP Financial Measures

We define Adjusted Net Income as net income excluding (gain) loss on the mark-to-market of derivative instruments, net of tax.  Our Adjusted Net Income for the first quarter of 2014 was $11.4 million (representing approximately $0.19 per diluted share), compared to $18.1 million (representing approximately $0.29 per diluted share) for the first quarter of 2013.  The decrease in non-GAAP Adjusted Net Income is primarily due to lower realized commodity prices as well as higher interest and depletion expenses, which were partially offset by our continued addition of crude oil and natural gas production from new wells in 2014 compared to 2013.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization, and accretion, (iv) (gain) loss on the mark-to-market of derivative instruments and (v) non-cash share based compensation expense.  Adjusted EBITDA for the first quarter of 2014 was $65.1 million, compared to Adjusted EBITDA of $63.5 million for the first quarter of 2013.  The increase in Adjusted EBITDA is primarily due to our continued addition of crude oil and natural gas production from new wells, which was partially offset by lower realized commodity prices in 2014 compared to 2013.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended March 31,
	2014	2013
Net Income	$6,589,763	$8,951,519
Add:
Loss on the Mark-to-Market of Derivative Instruments, Net of Tax	4,841,565	9,169,655
Adjusted Net Income	$11,431,328	$18,121,174

Weighted Average Shares Outstanding – Basic	61,203,725	62,857,322
Weighted Average Shares Outstanding – Diluted	61,446,274	63,316,301

Net Income Per Common Share – Basic	$0.11	$0.14
Add:
Change due to Loss on the Mark-to-Market of Derivative Instruments, Net of Tax	0.08	0.15
Adjusted Net Income Per Common Share – Basic	$0.19	$0.29

Net Income Per Common Share – Diluted	$0.11	$0.14
Add:
Change due to Loss on the Mark-to-Market of Derivative Instruments, Net of Tax	0.08	0.15
Adjusted Net Income Per Common Share – Diluted	$0.19	$0.29

Reconciliation of Adjusted EBITDA

	Three Months Ended March 31,
	2014	2013
Net Income	$6,589,763	$8,951,519
Add:
Interest Expense	9,898,968	6,108,000
Income Tax Provision	4,100,000	5,604,614
Depreciation, Depletion, Amortization and Accretion	36,100,921	26,792,693
Non-Cash Share Based Compensation	557,865	1,122,274
Loss on the Mark-to-Market of Derivative Instruments	7,859,683	14,910,655
Adjusted EBITDA	$65,107,200	$63,489,755

Liquidity and Capital Resources

Overview

Historically, our main sources of liquidity and capital resources have been internally generated cash flow from operations, credit facility borrowings and issuances of debt and equity.  We generally maintain low cash and cash equivalent balances because we use cash from operations to fund our development activities or reduce our bank debt.   We continue to take steps to ensure adequate capital resources and liquidity to fund our capital expenditure program.  In February 2012, we amended and restated the credit agreement governing our revolving credit facility (the “Revolving Credit Facility”) to increase the maximum facility size to $750 million, subject to a borrowing base that is currently $500 million.  In May 2012, we issued $300 million aggregate principal amount, and in May 2013, we issued an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (collectively, the “Notes”).

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

At March 31, 2014, our debt to total book capitalization ratio was 51.3% and we had $647.2 million of total debt outstanding, $613.2 million of stockholders’ equity and $8.1 million of cash on hand.  Additionally, at March 31, 2014, there was $362 million of borrowing availability under our Revolving Credit Facility.  At December 31, 2013, we had $584.5 million of debt outstanding, $619.8 million of stockholders’ equity and $5.7 million of cash on hand.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives.  Our cash flows from operations also are impacted by changes in working capital.  We generally maintain low cash and cash equivalent balances because we use available funds to fund our development activities or reduce our bank debt.  Short-term liquidity needs are satisfied by borrowings under our revolving credit facility.  We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future oil production for the next 12 to 36 months.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under the revolving credit facility.  As of March 31, 2014, we had entered into derivative agreements covering 2.8 million barrels for 2014 and 2.9 million barrels for 2015, with weighted average prices of $90.24 and $89.02, respectively.

Our cash flows for the three month periods ended March 31, 2014 and 2013 are presented below:

	Three Months Ended March 31,
	2014	2013
	(in thousands, unaudited)
Net Cash Provided by Operating Activities	$72,748	$56,357
Net Cash Used for Investing Activities	(119,201)	(76,051)
Net Cash Provided by Financing Activities	48,875	14,788
Net Change in Cash	$2,422	$(4,906)

Cash flows provided by operating activities

Net cash provided by operating activities for the quarter ended March 31, 2014 was $72.7 million compared to $56.4 million provided by operations during the quarter ended March 31, 2013.  This increase was due to higher production from development activity, which was partially offset by higher interest and operating costs and lower realized prices. Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements.  Changes in working capital (as reflected in our statements of cash flows) in the quarter ended March 31, 2014 was an increase of $17.3 million compared to a decrease of $1.5 million in the same period of the prior year.

Cash flows used in investing activities

We had cash flows used in investing activities of $119.2 million and $76.1 million during the quarters ended March 31, 2014 and 2013, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  The increase in cash used in investing activities for the first quarter of 2014 as compared to the same period of 2013 was attributable to oil and gas spending driven by an increase in wells drilling and awaiting completion in the first quarter of 2014 as compared to the same period of 2013.  Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $158.4 million and $114.8 million at March 31, 2014 and 2013, respectively.

Development and acquisition activities are highly discretionary.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns.  Our capital expenditures for development and acquisition of oil and natural gas properties for the quarter ended March 31, 2014 and 2013 are summarized in the following table:

	Three Months Ended March 31,
	2014	2013
	(in millions, unaudited)
Drilling and Completion Costs	$108.2	$66.7
Acreage and Related Activities	10.4	8.6
Other Capital Expenditures	0.6	1.6
Total	$119.2	$76.9

Cash flows provided by financing activities

Net cash provided by financing activities was $48.9 million and $14.8 million during the quarter ended March 31, 2014 and 2013, respectively.  For the quarters ended March 31, 2014 and 2013, cash sourced through financing activities was primarily provided from advances under our Revolving Credit Facility.  The increase in cash provided by financing activities for the first quarter of 2014 as compared to the same period of 2013 was attributable to increased advances on our Revolving Credit Facility, which funded our oil and gas spending and repurchases of our common stock.  During the first quarter of 2014 we repurchased 1,018,897 shares of our common stock at a cost of approximately $13.7 million.  Our long term debt at March 31, 2014 was $647.2 million, which was comprised of $509.2 million in senior unsecured notes and $138 million of borrowings under our Revolving Credit Facility.  At March 31, 2014 we had $362 million of available borrowing capacity under our Revolving Credit Facility.

Revolving Credit Facility

In February 2012, we entered into an amended and restated credit agreement providing for our Revolving Credit Facility, which replaced our previous revolving credit facility with a syndicated facility.  Our bank group is comprised of a group of commercial banks, with no single bank holding more than 12% of the total facility.  The Revolving Credit Facility, which is secured by substantially all of our assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At March 31, 2014, the facility amount was $750 million, the borrowing base was $500 million and there was a $138 million outstanding balance, leaving $362 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, we may issue an unlimited amount of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The $500 million in Notes described below is “permitted additional indebtedness” as defined in the Revolving Credit Facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.5% to 1.5% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.5% to 2.5%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At March 31, 2014, the commitment fee was 0.375% and the interest rate margin was 1.75% on LIBOR loans and 0.75% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit our ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make investments.  In addition, we are required to maintain a current ratio of no less than 1.0 to 1.0.  We were in compliance with our covenants under the Revolving Credit Facility at March 31, 2014.

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

Contractual Obligations and Commitments

Our material long-term debt obligations, capital lease obligations and operating lease obligations or purchase obligations as of December 31, 2013, are included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Significant Accounting Policies

Our critical accounting policies involving significant estimates include impairment testing of natural gas and crude oil production properties, asset retirement obligations, revenue recognition, derivative instruments and hedging activity, and income taxes.  There were no material changes in our critical accounting policies involving significant estimates from those reported in our 2013 Annual Report on Form 10-K.

A description of our critical accounting policies was provided in Note 2 to the Financial Statements provided in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and, except as set forth below, have not materially changed since that report was filed.

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and other factors.  Historically, the markets for oil and natural gas have been volatile, and our management believes these markets will likely continue to be volatile in the future.  The prices we receive for our production depend on numerous factors beyond our control.  Our revenue during 2014 and 2013 generally would have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices.

We enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil price volatility.  On November 1, 2009, due to the volatility of price differentials in the Williston Basin, we de-designated all derivatives that were previously classified as cash flow hedges and we have elected not to designate any subsequent derivative contracts as accounting hedges.  As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to gain (loss) on settled derivatives and mark-to-market gains or losses are recorded to gains (losses) on the mark-to-market of derivative instruments on the statements of comprehensive income rather than as a component of other comprehensive income (loss) or other income (expense).

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production over a rolling 36 month horizon.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under our Revolving Credit Facility.  As of March 31, 2014, we had entered into derivative agreements covering 2.8 million barrels for 2014 and 2.9 million barrels for 2015.

The following table reflects open commodity swap contracts as of March 31, 2014, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price
Swaps-Crude Oil
04/01/14 – 06/30/14	180,000	$89.50
04/01/14 – 06/30/14	120,000	90.00
04/01/14 – 06/30/14	120,000	100.00
04/01/14 – 12/31/14	180,000	91.65
04/01/14 – 12/31/14	285,000	88.55
04/01/14 – 12/31/14	285,000	88.60
04/01/14 – 12/31/14	285,000	88.40
04/01/14 – 12/31/14	285,000	88.50
04/01/14 – 12/31/14	90,000	91.35
04/01/14 – 12/31/14	90,000	90.00
04/01/14 – 12/31/14	180,000	90.15
04/01/14 – 12/31/14	180,000	91.00
04/01/14 – 12/31/14	90,000	93.00
04/01/14 – 06/30/15	450,000	89.15
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	93.50
07/01/14 – 12/31/14	30,000	90.58
01/01/15 – 06/30/15	60,000	90.50
01/01/15 – 06/30/15	180,000	88.55
01/01/15 – 06/30/15	180,000	88.00
01/01/15 – 06/30/15	60,000	90.75
01/01/15 – 06/30/15	60,000	90.25
01/01/15 – 06/30/15	90,000	89.00
01/01/15 – 06/30/15	90,000	89.00
01/01/15 – 12/31/15	720,000	89.00
01/01/15 – 12/31/15	360,000	89.00
01/01/15 – 12/31/15	360,000	89.02
01/01/15 – 12/31/15	180,000	89.00
01/01/15 – 12/31/15	180,000	89.00

As of March 31, 2014, we had a total volume on open commodity swaps of 5.7 million barrels at a weighted average price of approximately $89.63.

The following table reflects the weighted average price of open commodity swap derivative contracts as of March 31, 2014, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price
2014	2,850,000	$90.24
2015	2,880,000	89.02

In addition to the open commodity swap contracts, we have entered into costless collar contracts.  The costless collars are used to establish floor and ceiling prices on anticipated crude oil production.  There were no premiums paid or received by us related to the costless collar contracts.  The following table reflects open costless collar contracts as of March 31, 2014.

Term	Oil (Barrels)	Floor/Ceiling Price	Basis
Costless Collars – Crude Oil
04/01/14 – 12/31/14	180,000	$90.00/$99.05	NYMEX

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement.  During the quarter ended March 31, 2014, we had $107.6 million in average outstanding borrowings under our Revolving Credit Facility at a weighted average rate of 1.73%.  We have the option to designate the reference rate of interest for each specific borrowing under the Revolving Credit Facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate (“LIBOR”) will bear interest at a rate equal to LIBOR plus a spread ranging from 1.5% to 2.5% depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 0.5% to 1.5%, depending on the percentage of borrowing base that is currently advanced.  We have the option to designate either pricing mechanism.  Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

Our Revolving Credit Facility allows us to fix the interest rate of borrowings under it for all or a portion of the principal balance for a period up to three months; however our borrowings are generally withdrawn with interest rates fixed for one month.  Thereafter, to the extent we do not repay the principal, our borrowings are rolled over and the interest rate is reset based on the current LIBOR or prime rate as applicable. As a result, changes in interest rates can impact results of operations and cash flows.

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

As of March 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1
January 1, 2014 to January 31, 2014	5,529	$14.49	-	$123.9 million
Month #2
February 1, 2014 to February 28, 2014	-	-	-	123.9 million
Month #3
March 1, 2014 to March 31, 2014	1,025,924	13.47	1,018,897	110.2 million
Total	1,031,453	$13.48	1,018,897	$110.2 million
___________________

(1)	All shares in January and 7,027 shares in March reflect shares surrendered by company employees in satisfaction of tax obligations in connection with restricted stock awards.
(2)
In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million shares of our company’s outstanding common stock.  During 2013, we repurchased 2,036,383 shares under this program at an average price of $12.82 per share and we repurchased 1,018,897 shares under this program during the first quarter of 2014 at an average price of $13.46 per share.

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	May 9, 2014	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	May 9, 2014	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of Northern Oil and Gas, Inc. dated June 28, 2010	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2012
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012
10.1	Borrowing Base Redetermination, dated March 31, 2014, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2014
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith