Form 10-Q
period 2014-06-30
NORTHERN OIL & GAS, INC.
filed 2014-08-08
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 61,027,961 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2014

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30, 2014 (unaudited)	December 31, 2013
CURRENT ASSETS
Cash and Cash Equivalents	$14,252,184	$5,687,166
Trade Receivables	90,924,750	86,816,981
Advances to Operators	855,736	618,786
Prepaid and Other Expenses	1,735,379	770,740
Derivative Instruments	-	62,890
Deferred Tax Asset	20,436,000	10,431,000
Total Current Assets	128,204,049	104,387,563

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	1,880,157,218	1,611,073,747
Unproved	72,738,526	70,148,348
Other Property and Equipment	1,766,997	1,701,366
Total Property and Equipment	1,954,662,741	1,682,923,461
Less – Accumulated Depreciation and Depletion	(363,735,124)	(285,616,752)
Total Property and Equipment, Net	1,590,927,617	1,397,306,709

DERIVATIVE INSTRUMENTS	-	1,745,405

DEBT ISSUANCE COSTS	15,050,983	16,160,283

TOTAL ASSETS	$1,734,182,649	$1,519,599,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$217,865,235	$168,936,785
Accrued Expenses	3,016,337	2,645,178
Accrued Interest	3,472,894	3,386,409
Derivative Instruments	45,110,007	19,119,646
Total Current Liabilities	269,464,473	194,088,018

LONG-TERM LIABILITIES
Revolving Credit Facility	198,000,000	75,000,000
8% Senior Notes	508,796,460	509,539,823
Derivative Instruments	16,005,767	637,208
Other Noncurrent Liabilities	4,428,584	3,832,550
Deferred Tax Liability	128,029,000	116,674,000
Total Long-Term Liabilities	855,259,811	705,683,581

TOTAL LIABILITIES	1,124,724,284	899,771,599

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	-	-
Common Stock, Par Value $.001; 95,000,000 Authorized, 6/30/2014 – 61,029,679 Shares Outstanding and 12/31/2013 – 61,858,199 Shares Outstanding	61,030	61,858
Additional Paid-In Capital	433,497,678	446,044,159
Retained Earnings	175,899,657	173,722,344
Total Stockholders’ Equity	609,458,365	619,828,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,734,182,649	$1,519,599,960
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Oil and Gas Sales	$121,155,047	$79,623,169	$217,958,016	$162,794,830
Loss on Settled Derivatives	(11,248,770)	(498,817)	(18,066,750)	(870,100)
(Losses) Gains on the Mark-to-Market of Derivative Instruments	(35,307,533)	17,009,668	(43,167,216)	2,099,013
Other Revenue	3,269	27,783	3,269	36,142
Total Revenues	74,602,013	96,161,803	156,727,319	164,059,885

OPERATING EXPENSES
Production Expenses	13,033,322	10,397,171	24,710,750	19,038,381
Production Taxes	12,213,387	7,561,156	22,004,588	15,372,460
General and Administrative Expense	3,980,819	3,915,298	7,978,509	7,904,104
Depletion, Depreciation, Amortization and Accretion	42,212,250	26,559,126	78,313,171	53,351,819
Total Expenses	71,439,778	48,432,751	133,007,018	95,666,764

INCOME FROM OPERATIONS	3,162,235	47,729,052	23,720,301	68,393,121

OTHER INCOME (EXPENSE)
Interest Expense, Net of Capitalization	(10,326,789)	(7,819,591)	(20,225,758)	(13,927,591)
Other Income (Expense)	2,104	(267,788)	32,771	(267,724)
Total Other Income (Expense)	(10,324,685)	(8,087,379)	(20,192,987)	(14,195,315)

INCOME BEFORE INCOME TAXES	(7,162,450)	39,641,673	3,527,314	54,197,806

INCOME TAX PROVISION (BENEFIT)	(2,750,000)	14,630,000	1,350,000	20,234,614

NET INCOME (LOSS)	$(4,412,450)	$25,011,673	$2,177,314	$33,963,192

COMPREHENSIVE INCOME (LOSS)	$(4,412,450)	$25,011,673	$2,177,314	$33,963,192

Net Income (Loss) Per Common Share – Basic	$(0.07)	$0.40	$0.04	$0.54
Net Income (Loss) Per Common Share – Diluted	$(0.07)	$0.39	$0.04	$0.54
Weighted Average Shares Outstanding – Basic	60,504,781	62,973,916	60,852,322	62,915,941
Weighted Average Shares Outstanding – Diluted	60,504,781	63,358,152	61,059,485	63,337,342

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,177,314	$33,963,192
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	78,313,171	53,351,819
Amortization of Debt Issuance Costs	1,344,235	1,160,880
Amortization of Senior Unsecured Notes Premium	(743,363)	(216,814)
Deferred Income Taxes	1,350,000	20,230,000
(Gain) Loss on the Mark-to-Market of Derivative Instruments	43,167,216	(2,099,013)
Amortization of Deferred Rent	(7,328)	(7,327)
Share-Based Compensation Expense	1,132,716	2,307,870
Changes in Working Capital and Other Items:
Trade Receivables	(4,107,769)	648,479
Prepaid Expenses and Other	(964,639)	(524,530)
Accounts Payable	6,859,505	669,303
Accrued Interest	(1,718)	1,152,917
Accrued Expenses	371,159	(200,343)
Net Cash Provided By Operating Activities	128,890,499	110,436,433

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Natural Gas Properties and Development Capital Expenditures	(228,850,417)	(187,242,287)
Proceeds from Sale, Net of Oil and Natural Gas Properties	-	908,000
Purchases of Other Property and Equipment	(65,631)	(88,707)
Net Cash Used For Investing Activities	(228,916,048)	(186,422,994)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	123,000,000	58,000,000
Repayments on Revolving Credit Facility	-	(182,000,000)
Issuance of Senior Unsecured Notes	-	210,500,000
Debt Issuance Costs Paid	(234,936)	(5,757,875)
Repurchase of Common Stock	(14,174,497)	(48,125)
Net Cash Provided by Financing Activities	108,590,567	80,694,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,565,018	4,707,439

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	5,687,166	13,387,998

CASH AND CASH EQUIVALENTS – END OF PERIOD	$14,252,184	$18,095,437

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$21,828,667	$14,246,467
Cash Paid During the Period for Income Taxes	$-	$13,614

Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	$204,953,165	$103,674,079
Capitalized Asset Retirement Obligations	$408,563	$266,451
Non-Cash Compensation Capitalized on Oil and Gas Properties	$494,471	$1,047,367

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of June 30, 2014, approximately 60% of Northern’s 186,695 total net acres were developed.

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

The allowance for doubtful accounts at June 30, 2014 and December 31, 2013 was $2,115,000 and $1,050,000, respectively.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.  Depreciation expense was $80,086 and $92,867 for the three months ended June 30, 2014 and 2013, respectively.  Depreciation expense was $159,754 and $187,142 for the six months ended June 30, 2014 and 2013, respectively.

Full Cost Method

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the three and six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Capitalized Certain Payroll and Other Internal Costs	$347,689	$721,554	$996,565	$1,362,450
Capitalized Interest Costs	1,141,381	1,543,618	2,338,791	2,928,776
Total	$1,489,070	$2,265,172	$3,335,356	$4,291,226

As of June 30, 2014, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  There were no property sales in the six months ended June 30, 2014 and 2013.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three months ended June 30, 2014 and 2013, the Company transferred into the full cost pool costs related to expired leases of $4.9 million and $4.1 million, respectively.  For the six months ended June 30, 2014 and 2013, the Company transferred into the full cost pool costs related to expired leases of $12.2 million and $8.0 million, respectively.

Capitalized costs of crude oil and natural gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved crude oil and natural gas reserves plus the cost of unproved properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the 12-month average price of crude oil and natural gas to estimated future production of proved crude oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.  For the six months ended June 30, 2014 and 2013, the Company did not realize any impairment of its properties.

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

The amortization of debt issuance costs for the three months ended June 30, 2014 and 2013 was $709,644 and $654,693, respectively.  The amortization of debt issuance costs for the six months ended June 30, 2014 and 2013 was $1,344,235 and $1,160,880, respectively.

Bond Premium on Senior Notes

At June 30, 2014, the Company had recorded a bond premium of $10.5 million in connection with the “8% Senior Notes Due 2020” (see Note 4).  This bond premium is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.

The amortization of the bond premium for the three months ended June 30, 2014 and 2013 was $371,681 and $216,814, respectively.  The amortization of the bond premium for the six months ended June 30, 2014 and 2013 was $743,363 and $216,814, respectively.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  For the six months ended June 30, 2014 and 2013, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

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

Stock-Based Compensation

The Company records expense associated with the fair value of stock-based compensation.  For fully vested stock and restricted stock grants the Company calculates the stock-based compensation expense based upon estimated fair value on the date of grant.  For stock options, the Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  No valuation allowance has been recorded as of June 30, 2014 and December 31, 2013.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted Average Common Shares Outstanding – Basic	60,504,781	62,973,916	60,852,322	62,915,941
Plus: Potentially Dilutive Common Shares
Stock Options and Restricted Stock	-	384,236	207,163	421,401
Weighted Average Common Shares Outstanding – Diluted	60,504,781	63,358,152	61,059,485	63,337,342

Restricted Stock Excluded from EPS due to the Anti-Dilutive Effect	180,929	3,786	6,998	10,565

As of June 30, 2014 and 2013, potentially dilutive shares from stock options were 141,872 and 251,963, respectively.

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

All derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to gain (loss) on settled derivatives and mark-to-market gains or losses are recorded to gains (losses) on the mark-to-market of derivative instruments on the statements of comprehensive income (loss).  See Note 12 for a description of the derivative contracts which the Company has entered into.

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Crude oil and natural gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment recorded for the six months ended June 30, 2014 and 2013.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which provides guidance for revenue recognition.  The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance will be effective for the Company in the annual period beginning after December 15, 2016.  The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s statement of comprehensive income (loss), balance sheets, cash flows or disclosures.

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of comprehensive income (loss) from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  In the past, acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.  Development capital expenditures and purchases of properties that were in accounts payable and not yet paid in cash at June 30, 2014 and December 31, 2013 were approximately $205.0 million and $163.0 million, respectively.

Acquisitions

For the six months ended June 30, 2014, the Company acquired approximately 11,681 net acres, for an average cost of approximately $1,671 per net acre, in its key prospect areas in the form of effective leases.  During the same period, the Company separately acquired working interests in 74 gross (6.2 net) wells in undrilled locations in which it does not hold the underlying leasehold interests, for a total cost of approximately $6.6 million.

For the six months ended June 30, 2013, the Company acquired approximately 10,497 net acres, for an average cost of approximately $1,075 per net acre, in its key prospect areas in the form of effective leases.

Unproved Properties

Unproved properties not being amortized comprise approximately 59,500 net acres and 60,600 net acres of undeveloped leasehold interests at June 30, 2014 and December 31, 2013, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

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

NOTE 4     REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Revolving Credit Facility

In February 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced its previous revolving credit facility with a syndicated facility.  The Revolving Credit Facility, which is secured by substantially all of the Company’s assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At June 30, 2014, the facility amount was $750 million, the borrowing base was $500 million and there was a $198 million outstanding balance, leaving $302 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, the Company may issue an unlimited amount of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The $500 million in Notes described below is “permitted additional indebtedness” as defined in the Revolving Credit Facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.5% to 1.5% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.5% to 2.5%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At June 30, 2014, the commitment fee was 0.375% and the interest rate margin was 1.75% on LIBOR loans and 0.75% on base rate loans.

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

Common Stock

The following is a schedule of changes in the number of shares of common stock during the six months ended June 30, 2014 and the year ended December 31, 2013:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Beginning Balance	61,858,199	63,532,622
Stock-Based Compensation	-	57,371
Stock Options Exercised	100,000	10,091
Restricted Stock Grants (Note 6)	156,960	353,596
Stock Repurchased	(1,018,897)	(2,036,383)
Other Surrenders	(66,583)	(59,098)
Ending Balance	61,029,679	61,858,199

2014 Activity

In the six months ended June 30, 2014, 30,957 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $457,000, which was based on the market price on the date the shares were surrendered.

In the six months ended June 30, 2014, a former director of the Company exercised an aggregate of 100,000 stock options, which were granted in 2007.  Of those stock options, 35,626 shares were surrendered to cover the aggregate exercise price of approximately $518,000, based on the market price on the date the shares were surrendered.

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

Performance Equity Awards

In early 2014, certain of the Company’s executive officers were granted performance equity awards under the 2014 long-term equity incentive program adopted by the compensation committee.  Entitlement to the performance shares will be based on the Company’s 2014 performance relative to established performance goals for proved reserve growth, debt-adjusted proved reserve value per share and year-over-year growth in average stock price relative to a selected peer group.  Participants may earn from zero to 180 percent of their 2014 base salaries and the amounts earned will be settled in restricted shares of common stock that will vest annually over a subsequent three-year service-based vesting period beginning in 2015.  The maximum dollar amount of the performance shares issuable if all participants earned the maximum award would total $3.0 million.  For the three and six month period ended June 30, 2014, the Company has recorded $0.2 million and $0.3 million, respectively, of compensation expense in connection with these performance equity awards.  No such performance equity awards have vested.

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

Restricted Stock Awards

During the six months ended June 30, 2014, the Company issued 156,960 restricted shares of common stock under the 2013 Plan as compensation to officers, employees and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than April 2017.  As of June 30, 2014, there was approximately $6.0 million of total unrecognized compensation expense related to unvested restricted stock.  This compensation expense will be recognized over the remaining vesting period of the grants.  The Company has assumed a zero percent forfeiture rate for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the six months ended June 30, 2014:

	Six Months Ended June 30, 2014
	Number of Shares	Weighted-Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at Beginning of Period	592,565	$16.84
Shares Granted	156,960	14.08
Lapse of Restrictions	(243,951)	17.91
Restricted Shares Outstanding at End of Period	505,574	$15.46

Stock Option Awards

On November 1, 2007, the board of directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Incentive Stock Option Plan.  The Company granted options to purchase 500,000 shares of the Company’s common stock, to members of the board and options to purchase 60,000 shares of the Company’s common stock to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  As of June 30, 2014, options to purchase a total of 141,872 shares of the Company’s common stock remain outstanding but unexercised.  The board of directors determined that no future grants will be made pursuant to the 2006 Incentive Stock Option Plan.

The Company used the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  The Company used the simplified method to determine the expected term of the options due to the lack of sufficient historical data.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options was recognized as compensation over the vesting period.  There were no stock options granted by the Company in the six months ended June 30, 2014.

Currently Outstanding Options

•	No options were forfeited during the six months ended June 30, 2014.
•	No options expired during the six months ended June 30, 2014.
•	Options covering 141,872 shares were exercisable and outstanding at June 30, 2014.
•
The Company recorded no compensation expense related to these options for the six months ended June 30, 2014.  There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of June 30, 2014, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	There were no unvested options at June 30, 2014.

NOTE 7     RELATED PARTY TRANSACTIONS

The Company is a non-operating participant in a number of wells in North Dakota that are operated by Emerald Oil, Inc. (“Emerald”), by virtue of leased acreage held by the Company in drilling units operated by Emerald.  As of June 30, 2014, such wells included 26 gross (5.6 net) producing wells, and an additional 9 gross (1.1 net) wells that were drilling or awaiting completion.  Based on authorizations for expenditure (or AFEs) provided by Emerald with respect to each of the wells, the total drilling and completion costs for these 35 gross wells was estimated at approximately $358 million, approximately $67 million of which is attributable to Northern Oil’s working interest in the wells.  James Russell (J.R.) Reger is a director, executive officer and less than 5% shareholder of Emerald, which is a publicly-traded company.  J.R. Reger is also the brother of Northern Oil’s Chairman and Chief Executive Officer, Michael Reger.  At June 30, 2014, the Company’s accounts receivable and accounts payable balances with Emerald were $4.1 million and $16.6 million, respectively.  At December 31, 2013, the Company’s accounts receivable and accounts payable balances with Emerald were $4.6 million and $23.2 million, respectively.  The Company recorded total revenues of $12.75 million and $0 from Emerald for the six months ended June 30, 2014 and 2013, respectively.

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

The Company is party to a quiet title action in North Dakota that relates to its interest in certain crude oil and natural gas leases.  In the event the action results in a final judgment that is adverse to the Company, the Company would be required to reverse approximately $1.6 million in revenue (net of accrued taxes) that has been accrued since the second quarter of 2008 based on the Company’s purported interest in the crude oil and natural gas leases at issue, $0.1 million of which relates to the six month period ended June 30, 2014.  The Company fully maintains the validity of its interest in the crude oil and natural gas leases, and is vigorously defending such interest.

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

The income tax provision (benefit) for the three and six months ended June 30, 2014 and 2013 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current Income Taxes	$-	$-	$-	$4,614
Deferred Income Taxes
Federal	(2,506,000)	13,874,000	1,235,000	18,969,000
State	(244,000)	756,000	115,000	1,261,000
Total Provision (Benefit)	$(2,750,000)	$14,630,000	$1,350,000	$20,234,614

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three and six months ended June 30, 2014 and 2013, the Company did not recognize any interest or penalties in its statements of comprehensive income (loss), nor did it have any interest or penalties accrued in its balance sheet at June 30, 2014 and December 31, 2013 relating to unrecognized benefits.

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of June 30, 2014 and December 31, 2013.

	Fair Value Measurements at June 30, 2014 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Liability (crude oil swaps and collars)	$-	$(45,110,007)	$-
Commodity Derivatives – Non-Current Liability (crude oil swaps)	-	(12,389,078)	-
Commodity Derivatives – Non-Current Liability (crude oil swaptions)	-	(3,616,689)	-
Total	$-	$(61,115,774)	$-

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps and collars)	$-	$62,890	$-
Commodity Derivatives – Current Liability (crude oil swaps and collars)	-	(19,119,646)	-
Commodity Derivatives – Non-Current Asset (crude oil swaps)	-	1,745,405	-
Commodity Derivatives – Non-Current Liability (crude oil swaps)	-	(637,208)	-
Total	$-	$(17,948,559)	$-

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

The Company’s long-term debt is not measured at fair value on the balance sheets and the fair value is being provided for disclosure purposes.  At June 30, 2014, the Company had $500 million of senior unsecured notes and $198 million under the Revolving Credit Facility outstanding with a fair value of $536.3 million and $198 million, respectively.  At December 31, 2013, the Company had $500 million of senior unsecured notes and $75 million under the Revolving Credit Facility outstanding with a fair value of $527.5 million and $75 million, respectively.  The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to the Company at the end of each respective period.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the six month period ended June 30, 2014.

NOTE 11     FINANCIAL INSTRUMENTS

The Company’s non-derivative financial instruments include cash and cash equivalents and credit facility and are not measured at fair value on the balance sheets.  The carrying amount of these non-derivative financial instruments approximate their fair values (see Note 10).

The Company’s accounts receivable relate to crude oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  Management believes the Company’s accounts receivable at June 30, 2014 and December 31, 2013 do not represent significant credit risks as they are dispersed across many counterparties.  The Company has recorded an allowance for doubtful accounts of $2.1 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively.  As of June 30, 2014, outstanding derivative contracts with commercial banks participating in the Company’s Revolving Credit Facility represent all of the Company’s crude oil volumes hedged.  These commercial banks have investment-grade ratings from Moody’s and Standard & Poor and are lenders under the Company’s Revolving Credit Facility and management believes this does not represent a significant credit risk.

NOTE 12     DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes commodity swap contracts, swaptions and costless collars (purchased put options and written call options) to (i) reduce the effects of volatility in price changes on the crude oil commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending.

All derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to loss on settled derivatives and unrealized gains or losses are recorded to losses on the mark-to-market of derivative instruments on the statement of comprehensive income (loss).

The Company has master netting agreements on individual crude oil contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

Crude Oil Derivative Contracts Cash-flow Not Designated as Hedges

The Company recorded realized losses on settled derivatives of $11,248,770 and $498,817 in the statement of comprehensive income (loss) for the three months ended June 30, 2014 and 2013, respectively.  The Company recorded a loss of $35,307,533 and a gain of $17,009,668 on the mark-to-market of derivative instruments in the statement of comprehensive income (loss) for the three months ended June 30, 2014 and 2013, respectively.  The Company recorded realized losses on settled derivatives of $18,066,750 and $870,100 in the statement of comprehensive income (loss) for the six months ended June 30, 2014 and 2013, respectively.  The Company recorded a loss of $43,167,216 and a gain of $2,099,013 on the mark-to-market of derivative instruments in the statement of comprehensive income (loss) for the six months ended June 30, 2014 and 2013, respectively.

The following table reflects open commodity swap contracts as of June 30, 2014, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price
Swaps-Crude Oil
07/01/14 – 12/31/14	120,000	91.65
07/01/14 – 12/31/14	232,500	88.55
07/01/14 – 12/31/14	232,500	88.60
07/01/14 – 12/31/14	232,500	88.40
07/01/14 – 12/31/14	232,500	88.50
07/01/14 – 12/31/14	60,000	91.35
07/01/14 – 12/31/14	60,000	90.00
07/01/14 – 12/31/14	120,000	90.15
07/01/14 – 12/31/14	120,000	91.00
07/01/14 – 12/31/14	60,000	93.00
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	93.50
07/01/14 – 12/31/14	30,000	90.58
07/01/14 – 06/30/15	420,000	89.15
01/01/15 – 06/30/15	60,000	90.50
01/01/15 – 06/30/15	180,000	88.55
01/01/15 – 06/30/15	180,000	88.00
01/01/15 – 06/30/15	60,000	90.75
01/01/15 – 06/30/15	60,000	90.25
01/01/15 – 06/30/15	90,000	89.00
01/01/15 – 06/30/15	90,000	89.00
01/01/15 – 12/31/15	720,000	89.00
01/01/15 – 12/31/15	360,000	89.00
01/01/15 – 12/31/15	360,000	89.02
01/01/15 – 12/31/15	180,000	89.00
01/01/15 – 12/31/15	180,000	89.00
07/01/15 – 12/31/15(1)	180,000	90.75
07/01/15 – 12/31/15(1)	180,000	91.00
07/01/15 – 12/31/15(1)	180,000	91.25
07/01/15 – 06/30/16	360,000	89.00
07/01/15 – 06/30/16	360,000	90.00
07/01/15 – 06/30/16	360,000	91.00
01/01/16 – 06/30/16	180,000	90.00
01/01/16 – 06/30/16	90,000	90.00
01/01/16 – 06/30/16	90,000	90.00
_________________

(1)
The Company has entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for an additional six-month period.  Options covering a notional volume of 90,000 barrels per month are exercisable on or about December 31, 2015.  If the counterparties exercise all such options, the notional volume of the Company’s existing crude oil derivative contracts will increase by 90,000 barrels per month at an average price of $91.00 per barrel for each month during the period January 1, 2016 through June 30, 2016.

As of June 30, 2014, the Company had a total volume on open commodity swaps of 6.8 million barrels at a weighted average price of approximately $89.61.

The following table reflects the weighted average price of open commodity swap derivative contracts as of June 30, 2014, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price
2014	1,920,000	$89.79
2015	3,960,000	89.43
2016	900,000	90.00

In addition to the open commodity swap contracts, the Company has entered into costless collar contracts.  The costless collars are used to establish floor and ceiling prices on anticipated crude oil production.  There were no premiums paid or received by the Company related to the costless collar contracts.  The following table reflects open costless collar contracts as of June 30, 2014.

Term	Oil (Barrels)	Floor/Ceiling Price	Basis
Costless Collars – Crude Oil
07/01/14 – 12/31/14	120,000	$90.00/$99.05	NYMEX

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at June 30, 2014 and December 31, 2013, respectively.  Certain amounts may be presented on a net basis on the financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

Type of Contract	Balance Sheet Location	June 30, 2014 Estimated Fair Value	December 31, 2013 Estimated Fair Value
Derivative Assets:
Swap Contracts	Current Assets	$-	$62,890
Swap Contracts	Non-Current Assets	-	1,745,405
Total Derivative Assets		$-	$1,808,295

Derivative Liabilities:
Swap Contracts	Current Liabilities	$(44,452,095)	$(19,111,820)
Swap Contracts	Non-Current Liabilities	(12,389,078)	(637,208)
Costless Collars	Current Liabilities	(657,912)	(7,826)
Swaption Contracts	Non-Current Liabilities	(3,616,689)	-
Total Derivative Liabilities		$(61,115,774)	$(19,756,854)

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

	Estimated Fair Value at June 30, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Derivative Assets:
Current Assets	$-	$-	$-
Non-Current Assets	-	-	-
Total Derivative Assets	$-	$-	$-

Offsetting of Derivative Liabilities:
Current Liabilities	$(45,110,007)	$-	$(45,110,007)
Non-Current Liabilities	(16,005,767)	-	(16,005,767)
Total Derivative Liabilities	$(61,115,774)	$-	$(61,115,774)

	Estimated Fair Value at December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Derivative Assets:
Current Assets	$629,178	$(566,288)	$62,890
Non-Current Assets	2,589,079	(843,674)	1,745,405
Total Derivative Assets	$3,218,257	$(1,409,962)	$1,808,295

Offsetting of Derivative Liabilities:
Current Liabilities	$(19,685,934)	$566,288	$(19,119,646)
Non-Current Liabilities	(1,480,882)	843,674	(637,208)
Total Derivative Liabilities	$(21,166,816)	$1,409,962	$(19,756,854)

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

Our average daily production in the second quarter of 2014 was approximately 15,396 Boe per day, of which approximately 90% was oil.  Our second quarter 2014 average daily production increased 41% year-over-year, as compared to an average of 10,896 Boe per day in the second quarter of 2013.  As of June 30, 2014, we participated in 2,037 gross (165.2 net) producing wells.

As of June 30, 2014, we leased approximately 186,695 net acres, of which 100% were located in the Williston Basin of North Dakota and Montana.  During the six months ended June 30, 2014, we acquired approximately 11,681 net acres at an average cost of approximately $1,671 per net acre.  During the same period, we separately acquired working interests in 74 gross (6.2 net) wells in undrilled locations in which we do not hold the underlying leasehold interests, for a total cost of approximately $6.6 million.

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

The price of oil in the Williston Basin can vary depending on the market in which it is sold and the means of transportation used to transport the oil to market.  Light sweet crude from the Williston Basin has a higher value at many major refining centers because of its higher quality relative to heavier and sour grades of oil; however, because of North Dakota’s location relative to traditional oil transport centers, this higher value is generally offset to some extent by higher transportation costs. While rail transportation has historically been more expensive than pipeline transportation, Williston Basin prices have been high enough to justify shipment by rail to markets such as St. James, Louisiana, which offer prices benchmarked to Brent/LLS.  Although pipeline, truck and rail capacity in the Williston Basin has historically lagged production in growth, we believe that additional planned infrastructure growth will help keep price discounts from significantly eroding wellhead values in the region.

The price at which our oil production is sold typically reflects a discount to the NYMEX WTI benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX WTI and the sales prices we receive for our oil production.  Our oil price differential to the NYMEX WTI benchmark price during the second quarter of 2014 was $12.25 per barrel, as compared to $5.32 per barrel in the second quarter of 2013.  Our oil price differential to the NYMEX WTI benchmark price during the first six months of 2014 was $12.65 per barrel, as compared to $4.47 per barrel in the first six months of 2013.

Over the past several years, oil production in the Williston Basin has increased dramatically.  For example, North Dakota’s oil production in October 2013 was up approximately 93% as compared to October 2011.  The surging oil production has created a huge need for oil takeaway infrastructure, which has struggled to keep pace with the growth in production.  This caused the price of Bakken crude to lag significantly behind NYMEX WTI crude at certain times over the last few years.  In response to rapidly rising production, rail capacity out of the area has greatly expanded, which has allowed Bakken crude to reach refining markets on the East Coast, West Coast and Gulf Coast.  As the takeaway solution developed, the Bakken crude differential to NYMEX WTI lowered in 2013, and even traded at points at a premium to NYMEX WTI.  During the second quarter of 2014, our weighted average oil price differential to the NYMEX WTI benchmark widened to approximately $12.25 per barrel due to several factors such as takeaway capacity lagging behind production, and seasonal refinery maintenance temporarily depressing crude demand.  As the rail capacity continues to increase and planned pipeline expansions are completed, we believe the oil price differentials will return to historical levels.  Our weighted average oil price differential to the NYMEX WTI benchmark price during 2013 was approximately $8.68 per barrel.

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

Market Conditions

Prices for various quantities of natural gas, natural gas liquids (“NGLs”) and oil that we produce significantly impact our revenues and cash flows.  Commodity prices have been volatile in recent years.  The following table lists average NYMEX prices for natural gas and oil for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$4.58	$4.02
Oil (per Bbl)	$102.99	$94.17

	Six Months Ended June 30,
	2014	2013
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$4.65	$3.76
Oil (per Bbl)	$100.84	$94.26
________________
(a)	Based on average NYMEX closing prices.

Results of Operations for the three month periods ended June 30, 2014 and June 30, 2013

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended June 30,
	2014	2013	% Change
Net Production:
Oil (Bbl)	1,260,310	895,005	41
Natural Gas and NGLs (Mcf)	844,279	579,346	46
Total (Boe)	1,401,023	991,563	41

Net Sales:
Oil Sales	$114,368,922	$76,570,408	49
Natural Gas and NGL Sales	6,786,125	3,052,761	122
Loss on Settled Derivatives	(11,248,770)	(498,817)	(2,155)
Loss on the Mark-to-Market of Derivative Instruments	(35,307,533)	17,009,668	(308)
Other Revenue	3,269	27,783	(88)
Total Revenues	74,602,013	96,161,803	(22)

Average Sales Prices:
Oil (per Bbl)	$90.75	$85.55	6
Effect of Loss on Settled Derivatives on Average Price (per Bbl)	(8.93)	(0.56)	(1,495)
Oil Net of Settled Derivatives (per Bbl)	81.82	84.99	(4)
Natural Gas and NGLs (per Mcf)	8.04	5.27	53
Realized Price on a Boe Basis Including all Realized Derivative Settlements	78.45	79.80	(2)

Operating Expenses:
Production Expenses	$13,033,322	$10,397,171	25
Production Taxes	12,213,387	7,561,156	62
General and Administrative Expense	3,980,819	3,915,298	2
Depletion, Depreciation, Amortization and Accretion	42,212,250	26,559,126	59

Costs and Expenses (per Boe):
Production Expenses	$9.30	$10.49	(11)
Production Taxes	8.72	7.63	14
General and Administrative Expense	2.84	3.95	(28)
Depletion, Depreciation, Amortization and Accretion	30.13	26.79	13

Net Producing Wells at Period End	165.2	121.5	36

Oil and Natural Gas Sales

In the second quarter of 2014, oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 52% as compared to the second quarter of 2013, driven by a 41% increase in production and a 9% increase in realized prices excluding the effect of settled derivatives.  The higher average realized price in the second quarter of 2014 as compared to the same period in 2013 was driven by higher average NYMEX oil prices.  Oil price differential during the second quarter of 2014 was $12.25 per barrel, as compared to $5.32 per barrel in the second quarter of 2013.

As discussed above, we add production through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our oil and natural gas sales from existing wells.  During the second quarter of 2014, our production volumes increased 41% as compared to the second quarter of 2013.  Production primarily increased due to our continued addition of net producing wells.

Derivative Instruments

For the second quarter of 2014, we incurred a loss on settled derivatives of $11.2 million, compared to a $0.5 million loss for the second quarter of 2013.  Our average realized price (including all cash derivative settlements) received during the second quarter of 2014 was $78.45 per Boe compared to $79.80 per Boe in the second quarter of 2013.

We had mark-to-market derivative losses of $35.3 million in the second quarter of 2014 compared to a $17.0 million gain in the second quarter of 2013.  At June 30, 2014, all of our derivative contracts were recorded at their fair value, which was a net liability of $61.1 million, a decrease of $66.5 million from the $5.4 million net asset recorded as of June 30, 2013.

Production Expenses

Production expenses were $13.0 million in the second quarter of 2014 compared to $10.4 million in the second quarter of 2013.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses decreased from $10.49 per Boe in the second quarter of 2013 to $9.30 per Boe in the second quarter of 2014.  The lower cost on a per unit basis in 2014 is primarily due to better weather conditions in 2014 as compared to 2013, as well as a larger production base in 2014 over which the fixed cost components are spread, and was partially offset by higher workover costs and water hauling and disposal expenses.

Production Taxes

We pay production taxes based on realized crude oil and natural gas sales.  These costs were $12.2 million in the second quarter of 2014 compared to $7.6 million in the second quarter of 2013.  As a percentage of oil and natural gas sales, our production taxes were 10.1% and 9.5% in the second quarter of 2014 and 2013, respectively.  This increase in production tax rates as a percentage of oil and gas sales in the second quarter of 2014 is due to a declining portion of our production that qualifies for lower initial tax rates.  Certain of our production in Montana and North Dakota jurisdictions have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.

General and Administrative Expense

General and administrative expense was $4.0 million for the second quarter of 2014 compared to $3.9 million for the second quarter of 2013.  General and administrative expenses in 2014 as compared to 2013 included lower travel expenses of $0.2 million that were offset by higher insurance costs of $0.1 million and professional fees of $0.2 million.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $42.2 million in the second quarter of 2014 compared to $26.6 million in the second quarter of 2013.  Depletion expense, the largest component of DD&A, was $30.02 per Boe in the second quarter of 2014 compared to $26.66 per Boe in the second quarter of 2013.  The aggregate increase in depletion expense for the second quarter of 2014 compared to the second quarter of 2013 was driven by a 41% increase in production and a 13% increase in the depletion rate per Boe.  Depreciation, amortization and accretion was $0.2 million in the second quarter of 2014 compared to $0.1 million in the second quarter of 2013.  The following table summarizes DD&A expense per Boe for the second quarters of 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	Change	Change
Depletion	$30.02	$26.66	$3.36	13%
Depreciation, Amortization, and Accretion	0.11	0.13	(0.02)	(15)
Total DD&A Expense	$30.13	$26.79	$3.34	13%

Interest Expense

Interest expense, net of capitalized interest, was $10.3 million in the second quarter of 2014 compared to $7.8 million in the second quarter of 2013.  The increase in interest expense was primarily due to increased borrowings on our Revolving Credit Facility and an additional $200 million in 8.000% senior unsecured notes due 2020 that we issued in May 2013 and were therefore outstanding for the entire period during the second quarter of 2014.

Income Tax Provision

The provision (benefit) for income taxes was a $2.8 million benefit in the second quarter of 2014 compared to $14.6 million provision in the second quarter of 2013.  The effective tax rate in the second quarter of 2014 was 38.4% compared to an effective tax rate of 36.9% in the second quarter of 2013.  The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates.

Results of Operations for the six month periods ended June 30, 2014 and June 30, 2013

The following table sets forth selected operating data for the periods indicated.

	Six Months Ended June 30,
	2014	2013	% Change
Net Production:
Oil (Bbl)	2,335,556	1,797,743	30
Natural Gas and NGLs (Mcf)	1,568,003	1,164,758	35
Total (Boe)	2,596,890	1,991,869	30

Net Sales:
Oil Sales	$205,966,449	$156,577,971	32
Natural Gas and NGL Sales	11,991,567	6,216,859	93
Loss on Settled Derivatives	(18,066,750)	(870,100)	(1,976)
Loss on the Mark-to-Market of Derivative Instruments	(43,167,216)	2,099,013	(2,157)
Other Revenue	3,269	36,142	(91)
Total Revenues	156,727,319	164,059,885	(4)

Average Sales Prices:
Oil (per Bbl)	$88.19	$87.10	1
Effect of Loss on Settled Derivatives on Average Price (per Bbl)	(7.74)	(0.48)	(1,513)
Oil Net of Settled Derivatives (per Bbl)	80.45	86.62	(7)
Natural Gas and NGLs (per Mcf)	7.65	5.34	43
Realized Price on a Boe Basis Including all Realized Derivative Settlements	76.97	81.29	(5)

Operating Expenses:
Production Expenses	$24,710,750	$19,038,381	30
Production Taxes	22,004,588	15,372,460	43
General and Administrative Expense	7,978,509	7,904,104	1
Depletion, Depreciation, Amortization and Accretion	78,313,171	53,351,819	47

Costs and Expenses (per Boe):
Production Expenses	$9.52	$9.56	-
Production Taxes	8.47	7.72	10
General and Administrative Expense	3.07	3.97	(23)
Depletion, Depreciation, Amortization and Accretion	30.16	26.78	13

Net Producing Wells at Period End	165.2	121.5	36

Oil and Natural Gas Sales

In the first half of 2014, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 34% as compared to the first half of 2013, driven by a 30% increase in production and partially aided by a 4% increase in realized prices, excluding the effect of settled derivatives.  The higher average realized price in the first half of 2014 as compared to the same period in 2013 was driven by a higher oil price differential, partially offset by higher average NYMEX oil prices.  Oil price differential during the first half of 2014 was $12.65 per barrel, as compared to $4.47 per barrel in the first half of 2013.

As discussed above, we add production through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our oil and natural gas sales from existing wells.  During the first half of 2014, our production volumes increased 30% as compared to the first half of 2013.  Production primarily increased due to our continued addition of net producing wells.

Derivative Instruments

For the first half of 2014, we incurred a loss on settled derivatives of $18.1 million, compared to a $0.9 million loss for the first half of 2013.  Our average realized price (including all cash derivative settlements) received during the first half of 2014 was $76.97 per Boe compared to $81.29 per Boe in the first half of 2013.

We had a mark-to-market derivative loss of $43.2 million in the first half of 2014 compared to a $2.1 million gain in the first half of 2013.  At June 30, 2014, all of our derivative contracts were recorded at their fair value, which was a net liability of $61.1 million, a decrease of $66.5 million from the $5.4 million net asset recorded as of June 30, 2013.

Production Expenses

Production expenses were $24.7 million in the first half of 2014 compared to $19.0 million in the first half of 2013.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses decreased from $9.56 per Boe in the first half of 2013 to $9.52 in the first half of 2014.

Production Taxes

We pay production taxes based on realized crude oil and natural gas sales.  These costs were $22.0 million in the first half of 2014 compared to $15.4 million in the first half of 2013.  As a percentage of oil and natural gas sales, our production taxes were 10.1% and 9.4% in the first half of 2014 and 2013, respectively.  This increase in production tax rates as a percentage of oil and gas sales in the first quarter of 2014 is due to a declining portion of our production that qualifies for lower initial tax rates.  Certain of our production in Montana and North Dakota jurisdictions have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.

General and Administrative Expense

General and administrative expense was $8.0 million for the first half of 2014 compared to $7.9 million for the first half of 2013.  General and administrative expenses in the first half of 2014 as compared to 2013 included lower compensation related expenses of $0.3 million and travel expenses of $0.4 million that were offset by higher insurance costs of $0.4 million and professional fees of $0.4 million.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $78.3 million in the first half of 2014 compared to $53.4 million in the first half of 2013.  Depletion expense, the largest component of DD&A, was $30.02 per Boe in the first half of 2014 compared to $26.66 per Boe in the first half of 2013.  The aggregate increase in depletion expense for the first half of 2014 compared to 2013 was driven by a 30% increase in production and a 13% increase in the depletion rate per Boe.  Depreciation, amortization and accretion was $0.4 million in the first half of 2014 compared to $0.2 million in the first half of 2013.  The following table summarizes DD&A expense per Boe for the first half of 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	Change	Change
Depletion	$30.02	$26.66	$3.36	13%
Depreciation, Amortization, and Accretion	0.14	0.12	0.02	17
Total DD&A Expense	$30.16	$26.78	$3.38	13%

Interest Expense

Interest expense, net of capitalized interest, was $20.2 million for the first half of 2014 compared to $13.9 million in the first half of 2013.  The increase in interest expense was primarily due to increased borrowings on our Revolving Credit Facility and an additional $200 million in 8.000% senior unsecured notes due 2020 that we issued in May 2013 and were therefore outstanding for the entire period during the first half of 2014, but not the first half of 2013.

Income Tax Provision

The provision for income taxes was $1.4 million in the first half of 2014 compared to $20.2 million in the first half of 2013.  The effective tax rate in the first half of 2014 was 38.3% compared to an effective tax rate of 37.3% in the first half of 2013.  The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates.

Non-GAAP Financial Measures

We define Adjusted Net Income as net income excluding (gain) loss on the mark-to-market of derivative instruments, net of tax.  Our Adjusted Net Income for the second quarter of 2014 was $17.4 million (representing approximately $0.29 per diluted share), compared to $14.6 million (representing approximately $0.23 per diluted share) for the second quarter of 2013.  The increase in non-GAAP Adjusted Net Income is primarily due to our continued addition of crude oil and natural gas production from new wells in 2014 compared to 2013, which was partially offset by higher interest, operating and depletion expenses.  Our Adjusted Net Income for the first half of 2014 was $28.8 million (representing approximately $0.47 per diluted share), compared to $32.7 million (representing approximately $0.52 per diluted share) for the first half of 2013.  The decrease in non-GAAP Adjusted Net Income is primarily due to lower realized commodity prices as well as higher interest, operating and depletion expenses, which were partially offset by our continued addition of crude oil and natural gas production from new wells in 2014 compared to 2013.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization, and accretion, (iv) (gain) loss on the mark-to-market of derivative instruments and (v) non-cash share based compensation expense.  Adjusted EBITDA for the second quarter of 2014 was $81.4 million, compared to Adjusted EBITDA of $58.2 million for the second quarter of 2013.  Adjusted EBITDA for the first half of 2014 was $146.5 million, compared to Adjusted EBITDA of $121.7 million for the first half of 2013.  The increase in Adjusted EBITDA is primarily due to our continued addition of crude oil and natural gas production from new wells, which was partially offset by lower realized commodity prices in 2014 compared to 2013.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income (Loss)	$(4,412,450)	$25,011,673	$2,177,314	$33,963,192
Add:
Loss (Gain) on the Mark-to-Market of Derivative Instruments, Net of Tax	21,749,440	(10,410,668)	26,591,005	(1,241,013)
Adjusted Net Income	$17,336,990	$14,601,005	$28,768,319	$32,722,179

Weighted Average Shares Outstanding – Basic	60,504,781	62,973,916	60,852,322	62,915,941
Weighted Average Shares Outstanding – Diluted	60,676,947	63,358,152	61,059,485	63,337,342

Net Income Per Common Share - Basic	$(0.07)	$0.40	$0.04	$0.54
Add:
Change due to Loss (Gain) on the Mark-to-Market of Derivative Instruments, Net of Tax	0.36	(0.17)	0.43	(0.02)
Adjusted Net Income Per Common Share – Basic	$0.29	$0.23	$0.47	$0.52

Net Income Per Common Share – Diluted	$(0.07)	$0.39	$0.04	$0.54
Add:
Change due to Loss (Gain) on the Mark-to-Market of Derivative Instruments, Net of Tax	0.36	(0.16)	0.43	(0.02)
Adjusted Net Income Per Common Share – Diluted	$0.29	$0.23	$0.47	$0.52

Reconciliation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income (Loss)	$(4,412,450)	$25,011,673	$2,177,314	$33,963,192
Add:
Interest Expense	10,326,789	7,819,591	20,225,758	13,927,591
Income Tax Provision (Benefit)	(2,750,000)	14,630,000	1,350,000	20,234,614
Depreciation, Depletion, Amortization, and Accretion	42,212,250	26,559,126	78,313,171	53,351,819
Non-Cash Share Based Compensation	727,344	1,185,596	1,285,209	2,307,870
Loss (Gain) on the Mark-to-Market of Derivative Instruments	35,307,533	(17,009,668)	43,167,216	(2,099,013)
Adjusted EBITDA	$81,411,466	$58,196,318	$146,518,668	$121,686,073

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

At June 30, 2014, our debt to total book capitalization ratio was 54%, we had $706.8 million of total debt outstanding, $609.5 million of stockholders’ equity, and $14.3 million of cash on hand.  Additionally, at June 30, 2014, there was $302 million of borrowing availability under our Revolving Credit Facility.  At December 31, 2013, we had $584.5 million of debt outstanding, $619.8 million of stockholders’ equity and $5.7 million of cash on hand.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives.  Our cash flows from operations also are impacted by changes in working capital.  We generally maintain low cash and cash equivalent balances because we use available funds to fund our development activities or reduce our bank debt.  Short-term liquidity needs are satisfied by borrowings under our revolving credit facility.  We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future oil production for the next 12 to 36 months.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under the revolving credit facility.  As of June 30, 2014, we had entered into derivative agreements covering 1.9 million barrels for the remainder of 2014, 4.0 million barrels for 2015 and 0.9 million barrels for 2016, with weighted average prices of $89.79, $89.43 and $90.00, respectively.

Our cash flows for the six month periods ended June 30, 2014 and 2013 are presented below:

	Six Months Ended June 30,
	2014	2013
	(In thousands, unaudited)
Net Cash Provided by Operating Activities	$128,890	$110,436
Net Cash Used for Investing Activities	(228,916)	(186,423)
Net Cash Provided by Financing Activities	108,591	80,694
Net Change in Cash	$8,565	$4,707

Cash flows provided by operating activities

Net cash provided by operating activities for the six months ended June 30, 2014 was $128.9 million compared to $110.4 million for the six months ended June 30, 2013.  This increase was due to higher production from development activity, which was partially offset by higher interest and operating costs and lower realized prices.  Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements.  Changes in working capital (as reflected in our statements of cash flows) in the six months ended June 30, 2014 was an increase of $2.2 million, compared to an increase of $1.7 million in the same period of the prior year.

Cash flows used in investing activities

We had cash flows used in investing activities of $228.9 million and $186.4 million during the six month periods ended June 30, 2014 and 2013, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  The increase in cash used in investing activities for the first half of 2014 as compared to same period of 2013 was attributable to oil and gas spending driven by an increase in wells drilling and awaiting completion in the first half of 2014 as compared to the same period of 2013.  Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $205.0 million and $103.7 million at June 30, 2014 and 2013, respectively.

Development and acquisition activities are highly discretionary.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns.  Our capital expenditures for development and acquisition of oil and natural gas properties for the six months ended June 30, 2014 and 2013 are summarized in the following table:

	Six Months Ended June 30,
	2014	2013
	(in millions, unaudited)
Drilling and Completion Costs	$199.3	$170.1
Acreage and Related Activities	26.8	13.9
Other Capital Expenditures	2.8	3.2
Total	$228.9	$187.2

Cash flows provided by financing activities

Net cash provided by financing activities was $108.6 million and $80.7 million during the six months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, cash sourced through financing activities was primarily provided from advances under our Revolving Credit Facility.  The increase in cash provided by financing activities for the first half of 2014 as compared to the same period of 2013 was attributable to increased advances on our Revolving Credit Facility, which funded our oil and gas spending and repurchases of our common stock.  During the first half of 2014 we repurchased 1,018,897 shares of our common stock at a cost of approximately $13.7 million.  Our long term debt at June 30, 2014 was $706.8 million, which was comprised of $508.8 million in senior unsecured notes and $198 million of borrowings under our Revolving Credit Facility.  At June 30, 2014 we had $302 million of available borrowing capacity under our Revolving Credit Facility.

Revolving Credit Facility

In February 2012, we entered into an amended and restated credit agreement providing for our Revolving Credit Facility, which replaced our previous revolving credit facility with a syndicated facility.  Our bank group is comprised of a group of commercial banks, with no single bank holding more than 12% of the total facility.  The Revolving Credit Facility, which is secured by substantially all of our assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At June 30, 2014, the facility amount was $750 million, the borrowing base was $500 million and there was a $198 million outstanding balance, leaving $302 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, we may issue an unlimited amount of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The $500 million in Notes described below is “permitted additional indebtedness” as defined in the Revolving Credit Facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.5% to 1.5% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.5% to 2.5%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At June 30, 2014, the commitment fee was 0.375% and the interest rate margin was 1.75% on LIBOR loans and 0.75% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit our ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make investments.  In addition, we are required to maintain a current ratio of no less than 1.0 to 1.0.  We were in compliance with our covenants under the Revolving Credit Facility at June 30, 2014.

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

We enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil price volatility.  As such, all derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to gain (loss) on settled derivatives and mark-to-market gains or losses are recorded to gains (losses) on the mark-to-market of derivative instruments on the statements of comprehensive income (loss) rather than as a component of other comprehensive income (loss) or other income (expense).

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production over a rolling 36-month horizon.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under our Revolving Credit Facility.  As of June 30, 2014, we had entered into derivative agreements covering 1.9 million barrels for the remainder of 2014, 4.0 million barrels for 2015 and 0.9 million barrels for 2016.

The following table reflects open commodity swap contracts as of June 30, 2014, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price
Swaps-Crude Oil
07/01/14 – 12/31/14	120,000	91.65
07/01/14 – 12/31/14	232,500	88.55
07/01/14 – 12/31/14	232,500	88.60
07/01/14 – 12/31/14	232,500	88.40
07/01/14 – 12/31/14	232,500	88.50
07/01/14 – 12/31/14	60,000	91.35
07/01/14 – 12/31/14	60,000	90.00
07/01/14 – 12/31/14	120,000	90.15
07/01/14 – 12/31/14	120,000	91.00
07/01/14 – 12/31/14	60,000	93.00
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	90.00
07/01/14 – 12/31/14	120,000	93.50
07/01/14 – 12/31/14	30,000	90.58
07/01/14 – 06/30/15	420,000	89.15
01/01/15 – 06/30/15	60,000	90.50
01/01/15 – 06/30/15	180,000	88.55
01/01/15 – 06/30/15	180,000	88.00
01/01/15 – 06/30/15	60,000	90.75
01/01/15 – 06/30/15	60,000	90.25
01/01/15 – 06/30/15	90,000	89.00
01/01/15 – 06/30/15	90,000	89.00
01/01/15 – 12/31/15	720,000	89.00
01/01/15 – 12/31/15	360,000	89.00
01/01/15 – 12/31/15	360,000	89.02
01/01/15 – 12/31/15	180,000	89.00
01/01/15 – 12/31/15	180,000	89.00
07/01/15 – 12/31/15(1)	180,000	90.75
07/01/15 – 12/31/15(1)	180,000	91.00
07/01/15 – 12/31/15(1)	180,000	91.25
07/01/15 – 06/30/16	360,000	89.00
07/01/15 – 06/30/16	360,000	90.00
07/01/15 – 06/30/16	360,000	91.00
01/01/16 – 06/30/16	180,000	90.00
01/01/16 – 06/30/16	90,000	90.00
01/01/16 – 06/30/16	90,000	90.00
___________________

(1)
We have entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for an additional six-month period.  Options covering a notional volume of 90,000 barrels per month are exercisable on or about December 31, 2015.  If the counterparties exercise all such options, the notional volume of our existing crude oil derivative contracts will increase by 90,000 barrels per month at an average price of $91.00 per barrel for each month during the period January 1, 2016 through June 30, 2016.

As of June 30, 2014, we had a total volume on open commodity swaps of 6.8 million barrels at a weighted average price of approximately $89.61.

The following table reflects the weighted average price of open commodity swap derivative contracts as of June 30, 2014, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price
2014	1,920,000	$89.79
2015	3,960,000	89.43
2016	900,000	90.00

In addition to the open commodity swap contracts, we have entered into costless collar contracts.  The costless collars are used to establish floor and ceiling prices on anticipated crude oil production.  There were no premiums paid or received by us related to the costless collar contracts.  The following table reflects open costless collar contracts as of June 30, 2014.

Term	Oil (Barrels)	Floor/Ceiling Price	Basis
Costless Collars – Crude Oil
07/01/14 – 12/31/14	120,000	$90.00/$99.05	NYMEX

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement.  During the sixth month period ended June 30, 2014, we had $138.5 million in average outstanding borrowings under our Revolving Credit Facility at a weighted average rate of 1.84%.  We have the option to designate the reference rate of interest for each specific borrowing under the Revolving Credit Facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate (“LIBOR”) will bear interest at a rate equal to LIBOR plus a spread ranging from 1.5% to 2.5% depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 0.5% to 1.5%, depending on the percentage of borrowing base that is currently advanced.  We have the option to designate either pricing mechanism.  Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

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

As of June 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
April 1, 2014 to April 30, 2014	41,630	$14.53	-	$110.2 million
Month #2
May 1, 2014 to May 31, 2014	199	15.01	-	110.2 million
Month #3
June 1, 2014 to June 30, 2014	12,198	15.11	-	110.2 million
Total	54,027	$14.66	-	$110.2 million
______________________

(1)	All shares purchased reflect shares surrendered as payment of exercise price for stock options exercised or in satisfaction of tax obligations in connection with restricted stock awards.
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

NORTHERN OIL AND GAS, INC.

Date:	August 8, 2014	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	August 8, 2014	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of Northern Oil and Gas, Inc. dated June 28, 2010	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2012
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith