Form 10-K
period 2014-12-31
NORTHERN OIL & GAS, INC.
filed 2015-02-27
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the NYSE MKT) was approximately $932.9 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 17, 2015, the registrant had 61,065,591 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  changes in crude oil and natural gas prices, the pace of drilling and completions activity on our properties, our ability to acquire additional development opportunities, changes in our reserves estimates or the value thereof, general economic or industry conditions, nationally and/or in the communities in which our company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise or access capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our company’s operations, products and prices.

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

“Proved undeveloped reserves” or “PUDs.”  Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for development. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves will not be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir or an analogous reservoir.

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
FOR FISCAL YEAR ENDED DECEMBER 31, 2014
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

During 2014, we participated in the drilling and completion of 589 gross (41.6 net) wells in the Williston Basin.  At December 31, 2014, we owned working interests in 2,338 gross (185.7 net) producing wells, consisting of 2,337 wells targeting the Bakken and Three Forks formations and one exploratory well targeting another formation.  As of December 31, 2014, we leased approximately 185,018 net acres, all located in the Williston Basin, of which approximately 116,145 net acres were developed.

As of December 31, 2014, our proved reserves were 100.7 MMBoe (all of which were in the Williston Basin) as estimated by our third-party independent reservoir engineering firm, Ryder Scott Company, LP, which represents 20% growth in our proved reserves compared to year end 2013.  As of December 31, 2014, 51% of our reserves were classified as proved developed and 88% of our reserves were oil.  The following table provides a summary of certain information regarding our assets:

	As of December 31, 2014
	Net Acres	Productive Wells		Average Daily Production(1) (Boe per day)	Proved Reserves (MBoe)	% Oil	% Proved Developed	PV-10(2) (in thousands)
		Gross	Net
North Dakota	141,411	2,243	174.1	17,607	99,345	88%	50%	$1,675,647
Montana	43,607	95	11.6	378	1,391	84	76	26,577
Total	185,018	2,338	185.7	17,985	100,736	88	51	$1,702,224
___________________

(1)	Represents the average daily production over the three months ended December 31, 2014.

(2)
PV-10 is a non-GAAP financial measure.  For further information and reconciliation to the most directly comparable GAAP measure, see “Item 2. Properties–Proved Reserves.”  The prices used to calculate this measure were $94.99 per barrel of oil (WTI price) and $4.35 per MMBtu of natural gas (Henry Hub price), which prices were then further adjusted for transportation, quality and basis differentials.  The average resulting price used as of December 31, 2014 was $83.11 per barrel of oil and $7.37 per Mcf of natural gas.

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

We seek to create value through strategic acreage acquisitions and partnering with operators who have experience in developing and producing oil in our core areas.  We have targeted specific prospects and have consistently participated in drilling programs in the Williston Basin.  We have more than 35 experienced operating partners that provide both technical capabilities and additional sources for acreage acquisitions.  Additionally, through our participation in 2,338 gross (185.7 net) producing wells, we have assembled an extensive database of information related to well performance for different areas of the Williston Basin, which helps us evaluate acquisition opportunities and the drilling programs of our operating partners.

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

•
Diversify Our Risk Through Non-Operated Participation in a Larger Number of Bakken and Three Forks Wells.  As a non-operator, we seek to diversify our investment and operational risk through participation in a large number of oil wells and with multiple operators.  As of December 31, 2014, we have participated in 2,338 gross (185.7 net) producing wells in the Williston Basin with an average working interest of 7.9% in each gross well, with more than 35 experienced operating partners.  We expect to continue partnering with numerous experienced operators across our leasehold positions.

•
Make Strategic Acquisitions in the Williston Basin at Attractive Prices.  We generally seek to acquire small lease positions at a significant discount to the contiguous acreage positions typically sought by larger producers.  As part of this strategy, we consider areas that are actively being drilled and permitted and where we have an understanding of the operators and their drilling plans, capital requirements and well economics.  Historically, we have acquired properties by purchasing individual or small groups of leases directly from mineral owners or from landmen or lease brokers, as well as purchasing lease packages in identified project areas controlled by specific operators.  We believe this acquisition strategy will allow us to expand our operations at attractive prices.  During 2014, we acquired 22,668 net acres at an average cost of $1,534 per acre.  In addition, during 2014 we separately acquired working interests in 125 gross (10.3 net) wells in undrilled locations in which we do not hold the underlying leasehold interests, for a total cost of approximately $10.6 million.  During 2013, we acquired approximately 20,900 net acres at an average cost of $1,279 per acre.

•
Maintain a Strong Balance Sheet and Actively Manage Commodity Price Risk.  Our goal is to remain financially strong, yet flexible, through the prudent management of our balance sheet and active management of commodity price volatility.  Given the low commodity price environment existing at December 31, 2014 and continuing into 2015, Northern intends to preserve liquidity by reducing commitments when available and being more selective on capital deployment.  We employ an active commodity price risk management program to better enable us to execute our business plan over the entire commodity price cycle.  The following table summarizes the oil derivative contracts that we have entered into as of December 31, 2014, by fiscal quarter:

Contract Period	Volumes (Bbl)	Weighted Average Price ($ per Bbl)
2015:
Q1	990,000	89.03
Q2	990,000	89.03
Q3	990,000	89.82
Q4	990,000	89.82
2016:
Q1	450,000	90.00
Q2	450,000	90.00

Industry Operating Environment

The oil and natural gas industry is affected by many factors that we generally cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability.  Significant factors that will impact oil prices in the current fiscal year and future periods include: political and social developments in the Middle East, demand in Asian and European markets, and the extent to which members of OPEC and other oil exporting nations manage oil supply through export quotas.  Additionally, natural gas prices continue to be under pressure due to concerns over excess supply of natural gas due to the high productivity of emerging shale plays in the United States.  Natural gas prices are generally determined by North American supply and demand and are also affected by imports of liquefied natural gas.  Weather also has a significant impact on demand for natural gas since it is a primary heating source.

Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels.  For example, NYMEX WTI oil prices declined from $104.59 per Bbl on July 21, 2014 to $53.27 per Bbl on December 31, 2014, while natural gas prices have declined from over $3.85 per Mcf to below $2.89 per Mcf over the same period.  In addition, the actual and forecasted prices for 2015 have also declined since year-end.  Lower oil and gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.  Lower oil and gas prices may also reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders.

Development

We primarily engage in oil and natural gas exploration and production by participating on a proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include our acreage.  In addition, from time-to-time, we acquire working interests in wells in which we do not hold the underlying leasehold interests from third parties unable or unwilling to participate in particular well proposals.  We typically depend on drilling partners to propose, permit and initiate the drilling of wells.  Prior to commencing drilling, our partners are required to provide all owners of oil, natural gas and mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit.  We assess each drilling opportunity on a case-by-case basis and participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable oil and natural gas, expected oil and gas prices, expertise of the operator, and completed well cost from each project, as well as other factors.  Historically, we have participated pursuant to our working interest in a vast majority of the wells proposed to us.  However, the recent significant decline in oil prices has significantly reduced the proportion of well proposals in which we have elected to participate.

We do not manage our commodities marketing activities internally, but our operating partners generally market and sell oil and natural gas produced from wells in which we have an interest.  Our operating partners coordinate the transportation of our oil production from our wells to appropriate pipelines or rail transport facilities pursuant to arrangements that such partners negotiate and maintain with various parties purchasing the production.  We understand that our partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short-term contracts.  The price at which production is sold generally is tied to the spot market for oil.  Williston Basin Light Sweet Crude from the Bakken source rock is generally 41-42 API crude oil and is readily accepted into the pipeline infrastructure.  The weighted average differential reported to us by our producers during 2014 was $13.67 per barrel below NYMEX pricing.  Our weighted average differential was approximately $12.89 per barrel below NYMEX pricing during the fourth quarter of 2014.  This differential represents the imbedded transportation costs in moving the oil from wellhead to refinery and will fluctuate based on availability of pipeline, rail and other transportation methods.

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

Seasonality

Winter weather conditions and lease stipulations can limit or temporarily halt the drilling and producing activities of our operating partners and other oil and natural gas operations. These constraints and the resulting shortages or high costs could delay or temporarily halt the operations of our operating partners and materially increase our operating and capital costs. Such seasonal anomalies can also pose challenges for meeting well drilling objectives and may increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay or temporarily halt our operating partners’ operations.

Principal Agreements Affecting Our Ordinary Business

We do not own any physical real estate, but, instead, our acreage is comprised of leasehold interests subject to the terms and provisions of lease agreements that provide our company the right to drill and maintain wells in specific geographic areas.  Lease arrangements that comprise our acreage positions are generally established using industry-standard terms that have been established and used in the oil and natural gas industry for many years. Some of our leases may be acquired from other parties that obtained the original leasehold interest prior to our acquisition of the leasehold interest.

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

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies.  For example, North Dakota and Montana require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas.  Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the process of drilling, completion and abandonment, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.  Failure to comply with any such rules and regulations can result in substantial penalties.  The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability.  Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.  Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.  Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”) and the courts. We cannot predict when or whether any such proposals may become effective.

Regulation of Production

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations.  Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations.  We own and our operating partners operate properties in North Dakota and Montana, which have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells.  The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill.  Moreover, both states impose a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within their jurisdictions.  The failure to comply with these rules and regulations can result in substantial penalties.

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices.  Nevertheless, Congress could reenact price controls in the future.  Our sales of crude oil are affected by the availability, terms and cost of transportation.  The transportation of oil by common carrier pipelines is also subject to rate and access regulation.  The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act.  In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances.  Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil pipelines that allows a pipeline to increase its rates annually up to a prescribed ceiling, without making a cost of service filing.  Every five years, the FERC reviews the appropriateness of the index level in relation to changes in industry costs.  Most recently, on December 16, 2010, the FERC established a new price index for the five-year period beginning July 1, 2011.

Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions.  The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates varies from state to state.  Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is generally governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.

Regulation of Transportation and Sales of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the FERC under the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 (“NGPA”) and regulations issued under those statutes.  In the past, the federal government has regulated the prices at which natural gas could be sold.  While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future.

Onshore gathering services, which occur upstream of FERC jurisdictional transmission services, are regulated by the states.  Although the FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transmission function, the FERC’s determinations as to the classification of facilities is done on a case-by-case basis. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

Intrastate natural gas transportation and facilities are also subject to regulation by state regulatory agencies, and certain transportation services provided by intrastate pipelines are also regulated by FERC. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

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

On April 17, 2012, the U.S. Environmental Protection Agency (the “EPA”) finalized rules proposed on July 28, 2011 that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. On August 5, 2013, the EPA issued final updates to its 2012 VOC performance standards for storage tanks. The rules establish specific new requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules revise leak detection requirements for natural gas processing plants. These rules may require a number of modifications to the operations of our third-party operating partners, including the installation of new equipment to control emissions from compressors. On January 15, 2015, the EPA announced that it will initiate a rulemaking to set standards for methane and VOC emissions from new and modified oil and gas production sources and natural gas-processing and transmission sources. Although we cannot predict the cost to comply with these new requirements at this point, compliance with these new rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

Scrutiny of hydraulic fracturing activities continues in other ways.  The federal government is currently undertaking several studies of hydraulic fracturing’s potential impacts.  Several states, including Montana and North Dakota where our properties are located, have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing.  A number of municipalities in other states, including Colorado and Texas, have banned hydraulic fracturing.  New York State’s ban on hydraulic fracturing was recently upheld by the Courts.  We cannot predict whether any other legislation will ever be enacted and if so, what its provisions would be.  If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, which could lead to delays, increased operating costs and process prohibitions that would materially adversely affect our revenue and results of operations.

The National Environmental Policy Act (“NEPA”) establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies.  A major federal agency action having the potential to significantly impact the environment requires review under NEPA.  Many of the activities of our third-party operating partners are covered under categorical exclusions which results in a shorter NEPA review process.  The Council on Environmental Quality has announced an intention to reinvigorate NEPA reviews and on March 12, 2012, issued final guidance that may result in longer review processes that could lead to delays and increased costs that could materially adversely affect our revenues and results of operations.

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

In the United States, legislative and regulatory initiatives are underway to limit greenhouse gas (“GHG”) emissions. The U.S. Congress has considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions.  The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act, or the CAA, definition of an “air pollutant.” In response the EPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA.  In 2010, the EPA issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act. On June 23, 2014, the U.S. Supreme Court in Utility Air Regulatory Group v. EPA, held that the EPA’s “Tailoring Rule” was invalid, but held that if a source was subject to Prevention of Significant Deterioration (“PSD”) or Title V based on emissions of conventional pollutants like sulfur dioxide, particulates, nitrogen dioxide, carbon monoxide, ozone or lead, then the EPA could also require the source to control GHG emissions and the source would have to install Best Available Control Technology to do so.  As a result, a source no longer is required to meet PSD and Title V permitting requirements based solely on its GHG emissions, but may still have to control GHG emissions if it is an otherwise regulated source.  On February 23, 2014, Colorado became the first state in the nation to adopt rules to control methane emissions from oil and gas facilities.  Subsequently, the Obama administration has approved rules that would require controls on methane emissions from certain oil and gas facilities.  To the extent our third party operating partners are required to further control methane emissions, such controls could impact our business.

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

Employees

We currently have 23 full time employees.  We may hire additional technical or administrative personnel as appropriate.  However, we do not expect a significant change in the number of full time employees over the next 12 months based upon our currently-projected business plan.  We are using and will continue to use the services of independent consultants and contractors to perform various professional services.  We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

Office Locations

Our executive offices are located at 315 Manitoba Avenue, Suite 200, Wayzata, Minnesota 55391.  Our office space consists of 4,653 square feet of leased space.  Our Denver office is located at 1775 Sherman Street, Suite 2010, Denver, Colorado 80202 and consists of 1,900 square feet of leased space.  We believe our current office space is sufficient to meet our needs for the foreseeable future.

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

Determining the amount of oil and natural gas recoverable from various formations involves significant complexity and uncertainty.  No one can measure underground accumulations of oil or natural gas in an exact way.  Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and/or natural gas and assumptions concerning future oil and natural gas prices, production levels, and operating and development costs.  Some of our reserve estimates are made without the benefit of a lengthy production history, and are less reliable than estimates based on a lengthy production history.  As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate.

We routinely make estimates of oil and natural gas reserves in connection with managing our business and preparing reports to our lenders and investors.  We make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, reserve engineers and other advisors to make accurate assumptions.  Any significant variance from these assumptions by actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil, natural gas and NGLs we ultimately recover being different from our reserve estimates.  Any significant variance could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K and subsequent reports we file with the SEC.  In addition, we may adjust estimates of net proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and any other factors, many of which are beyond our control.

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

If oil or natural gas prices remain depressed or drilling efforts are unsuccessful, we may be required to record writedowns of our oil and natural gas properties.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization.  Should capitalized costs exceed this ceiling, an impairment would be recognized.

At December 31, 2014, we performed an impairment review using prices that reflect an average of 2014’s monthly prices as prescribed pursuant to the SEC’s guidelines.  These average prices used in the December 31, 2014 impairment review are significantly higher than the actual and currently forecasted prices in 2015.  As lower average monthly pricing is reflected in the trailing 12-month average pricing calculation, the present value of our future net revenues would decline and impairment could be recognized.  If this significantly lower pricing environment persists we expect we could be required to writedown the value of our oil and gas properties.  Given the current oil and natural gas pricing environment, we believe we could have noncash ceiling test write-downs of our oil and natural gas properties in 2015.  The quarterly ceiling test considers many factors including reserves, capital expenditure estimates and trailing 12-month average prices.  SEC defined prices for each quarter in 2014 were as follows:

SEC Defined Prices for 12-Months Ended	NYMEX Oil Price (per Bbl)	Henry Hub Gas Price (per MMBtu)
December 31, 2014	$94.99	$4.35
September 30, 2014	$99.08	$4.24
June 30, 2014	$100.11	$4.10
March 31, 2014	$98.30	$3.99

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

The last several years has seen increased activity and investment in the Williston Basin.  As activity in the Williston Basin increases, competition for equipment, labor and supplies is also expected to increase.  Likewise, higher oil, natural gas and NGL prices generally increase the demand for equipment, labor and supplies, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel.  Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict our operating partners’ ability to drill the wells and conduct the operations that we currently expect.

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

Our net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code by certain changes in the ownership of our company.

We have net operating loss (“NOL”) carryforwards that we may use to offset against taxable income for U.S. federal income tax purposes.  At December 31, 2014, we had an estimated NOL carryforward of approximately $516.5 million for United States federal tax return purposes.  However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs that we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company.  Any limitation on our ability to use NOLs could, depending on the extent of such limitation, result in higher U.S. federal income taxes being paid (and therefore a reduction in cash) than if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes.  In addition, if the limitation under Section 382 is triggered, it could result in a significant charge to earnings in the period in which it is triggered.

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

A significant portion of our acreage is not currently held by production or held by operations.  Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire.  If our leases expire and we are unable to renew the leases, we will lose our right to participate in the development of the related properties.  Drilling plans for these areas are generally in the discretion of third party operators and are subject to change based on various factors that are beyond our control, such as: the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third party approvals; oil, NGL and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs.  As of December 31, 2014, we estimate that we had leases that were not developed that represented 22,029 net acres potentially expiring in 2015, 14,718 net acres potentially expiring in 2016, 14,081 net acres potentially expiring in 2017 and 16,849 net acres potentially expiring in 2018 and beyond.

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

The amount available for borrowing under our credit facility is subject to a borrowing base which is determined by our lenders, at their discretion, taking into account our estimated proved reserves and is subject to periodic redeterminations based on pricing models determined by the lenders at such time.  The decline in oil and natural gas prices in 2008 adversely impacted the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our borrowing base.  Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels.  For example, oil prices declined from $104.59 per Bbl on July 21, 2014 to $53.27 per Bbl on December 31, 2014, while natural gas prices have declined from over $3.85 per Mcf to below $2.89 per Mcf over the same period.  In addition, the actual and forecasted prices for 2015 have also declined since year-end.  If commodity prices (particularly oil prices) remain, it will have similar adverse effects on our reserves and borrowing base and reduce our ability to replace our reserves.

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

The development of our proved undeveloped reserves in the Williston Basin and other areas of operation may take longer and may require higher levels of capital expenditures than we currently anticipate.  Therefore, our undeveloped reserves may not be ultimately developed or produced.

Approximately 49% of our estimated net proved reserves were classified as proved undeveloped as of December 31, 2014. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate.  Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic.  In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.

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

Competition in obtaining rights to explore and develop oil and natural gas reserves.

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

Insufficient transportation or refining capacity in the Williston Basin could cause significant fluctuations in our realized oil and natural gas prices.

The Williston Basin crude oil business environment has historically been characterized by periods when oil production has surpassed local transportation and refining capacity, resulting in substantial discounts in the price received for crude oil versus prices quoted for WTI crude oil.  Although additional Williston Basin transportation takeaway capacity has been added over the last several years, production also increased substantially during the same period.  The increased production coupled with delays in rail car arrivals and commissioning of rail loading facilities has caused price differentials to significantly increase at times.

Crude oil from the Bakken/Three Forks formations may pose unique hazards that may have an adverse effect on our operations.

The U.S. Department of Transportation (“USDOT”) recently concluded that crude oil from the Bakken/Three Forks formations has a higher volatility than most other U.S. crude oil and thus is more ignitable and flammable.  Based on that information, and several fires involving rail transportation of crude oil, USDOT has started a rulemaking to develop new requirements for shipping crude oil by rail.  In addition, the rail industry has adopted increased precautions for crude shipments.  Any new restrictions that significantly affect transportation of crude oil production could materially and adversely affect our financial condition, results of operations and cash flows.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends, in substantial part, on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third-parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells due to lack of a market or inadequacy or unavailability of crude oil or natural gas pipelines or gathering system capacity. If our production becomes shut-in for any of these or other reasons, we would be unable to realize revenue from those wells until other arrangements were made to deliver the products to market.

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

Hydraulic fracturing is used extensively by our third-party operating partners.  The hydraulic fracturing process is typically regulated by state oil and natural gas commissions.  Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The Safe Drinking Water Act (the “SDWA”) regulates the underground injection of substances through the Underground Injection Control (“UIC”) program.  While hydraulic fracturing generally is exempt from regulation under the UIC program, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program as “Class II” UIC wells.  On October 21, 2011, the EPA announced its intention to propose federal Clean Water Act regulations governing wastewater discharges from hydraulic fracturing and certain other natural gas operations.  In addition, the Department of Interior (“DOI”) published a revised proposed rule on May 24, 2013 that would update existing regulation of hydraulic fracturing activities on Federal and Indian lands, including requirements for disclosure, well bore integrity and handling of flowback water.  The revised proposed rule was subject to an extended 90-day public comment period, which ended on August 23, 2013.  To date, no final rule has been issued.

The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices.  The EPA issued a Progress Report in December 2012.  In March, 2013, the EPA’s Scientific Advisory Board (“SAB”) formed an ad hoc panel of experts who are reviewing the Progress Report on the study.  In August 2014, EPA announced that it planned to release the draft assessment for public comment and peer review.  As part of these studies, both the EPA and the House committee have requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise.  Congress has in recent legislative sessions considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress.  The U.S. Congress may consider similar SDWA legislation in the future.

On August 16, 2012, the EPA published final regulations under the Clean Air Act (“CAA”) that establish new air emission controls for oil and natural gas production and natural gas processing operations.  Specifically, the EPA promulgated New Source Performance Standards (“NSPS”) establishing emission limits for sulfur dioxide (SO2) and volatile organic compounds (VOCs).  The final rule requires a 95% reduction in VOCs emitted by mandating the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015.  Until this date, emissions from fractured and refractured gas wells must be reduced through reduced emission completions or combustion devices.  The rules also establish new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment.  In response to numerous requests for reconsideration of these rules from both industry and the environmental community and court challenges to the final rules, the EPA announced its intention to issue revised rules in 2013.  The EPA published revised portions of these rules on September 23, 2013 for VOC emissions for production oil and gas storage tanks, in part phasing in emissions controls on storage tanks past October 15, 2013.  On December 19, 2014, the EPA published updates to its NSPS for the oil and gas industry.

In addition, several state and local governments are considering or have adopted legislative or regulatory restrictions on hydraulic fracturing through additional permit requirements, operational restrictions, and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds.  For example, Montana and North Dakota have both adopted regulations recently requiring the disclosure of all fluids, additives, and chemicals used in the hydraulic fracturing process.  And, in 2014, North Dakota adopted new requirements aimed at capturing gas and reducing flaring.

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

The EPA has determined that emissions of certain “greenhouse gases” (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on its findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act (the “CAA”).  On September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA published a final rule expanding its existing greenhouse gas emissions reporting rule to include certain petroleum and natural gas facilities, which rule requires data collection beginning in 2011 and reporting beginning in 2012.  Our operating partners were required to report certain of their greenhouse gas emissions under this rule by September 28, 2012.  On May 12, 2010, the EPA also issued a “tailoring” rule, which makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the CAA.  On June 23, 2014, the U.S. Supreme Court in Utility Air Regulatory Group v. EPA, held that the EPA’s “Tailoring Rule” was invalid, but held that if a source was subject to PSD or Title V based on emissions of conventional pollutants like sulfur dioxide, particulates, nitrogen or dioxide, carbon monoxide, ozone and lead, then the EPA could also require the source to control GHGS and would have to install Best Available Control Technology to do so.  As a result, a source no longer is required to meet PSD and Title V permitting requirements based solely on its GHG emissions.  On February 23, 2014, Colorado became the first state in the nation to adopt rules to control methane emissions from Colorado oil and gas facilities.  Subsequently, the Obama administration has approved rules that would require controls on methane emissions from oil and gas facilities.  In addition, the EPA has continued to adopt GHG regulations of other industries, such as the September 2013 proposed GHG rule that, if finalized, would set new source performance standards for new coal-fired and natural gas-fired power plants.  As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility.

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

The inability of one or more of our operating partners to meet their obligations to us may adversely affect our financial results.

Our principal exposures to credit risk are through receivables resulting from the sale of our oil and natural gas production ($71.8 million in receivables at December 31, 2014), which operating partners market on our behalf to energy marketing companies, refineries and their affiliates.

We are subject to credit risk due to the concentration of our oil and natural gas receivables with a limited number of operating partners.  This concentration may impact our overall credit risk since these entities may be similarly affected by changes in economic and other conditions.  The inability or failure of our operating partners to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our revolving credit facility bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.  A 1% increase in interest rates on the debt outstanding under our revolving credit facility as of December 31, 2014 would cost us approximately $3.0 million in additional annual interest expense.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Estimated Net Proved Reserves

The table below summarizes our estimated net proved reserves at December 31, 2014, 2013 and 2012 based on reports prepared by Ryder Scott Company, LP (“Ryder Scott’), our independent reserve engineers.  In preparing its reports, Ryder Scott evaluated properties representing all of our proved reserves at December 31, 2014, 2013 and 2012 in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to companies involved in oil and natural gas producing activities.  Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives.

	December 31, 2014 Proved Reserves (MBoe)(1)	December 31, 2013 Proved Reserves (MBoe)(2)	December 31, 2012 Proved Reserves (MBoe)(3)
SEC Proved Reserves:
PDP Properties	40,167	28,906	26,181
PDNP Properties	10,879	6,577	4,056
PUD Properties	49,690	48,677	37,357
Total Proved Properties	100,736	84,160	67,594
___________________
(1)
The table above values oil and natural gas reserve quantities as of December 31, 2014 assuming constant realized prices of $83.11 per barrel of oil and $7.37 per Mcf of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, which averages are then adjusted to reflect applicable transportation and quality differentials.

(2)
The table above values oil and natural gas reserve quantities as of December 31, 2013 assuming constant realized prices of $88.00 per barrel of oil and $5.23 per Mcf of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, which averages are then adjusted to reflect applicable transportation and quality differentials.

(3)
The table above values oil and natural gas reserve quantities as of December 31, 2012 assuming constant realized prices of $84.92 per barrel of oil and $4.78 per Mcf of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, which averages are then adjusted to reflect applicable transportation and quality differentials.

Estimated net proved reserves at December 31, 2014 were 100,736 MBoe, a 20% increase from estimated net proved reserves of 84,160 MBoe at December 31, 2013 primarily as a result of our 2014 drilling program and well completions.  Our proved developed reserves increased by 44% to 51,046 MBoe for the year ended December 31, 2014 from 35,484 MBoe for the year ended December 31, 2013, primarily due to our 2014 drilling program, including the completion of 589 gross (41.6 net) wells.  Our proved undeveloped reserves increased by 2% to 49,690 MBoe for the year ended December 31, 2014 from 48,677 MBoe for the year ended December 31, 2013.  A lower commodity price environment that existed at year-end reduced our anticipated future development estimates at December 31, 2014 and is the primary reason for the small year-over-year increase in proved undeveloped reserves.

Estimated net proved reserves at December 31, 2013 were 84,160 MBoe, a 25% increase from estimated net proved reserves of 67,594 MBoe at December 31, 2012 primarily as a result of our 2013 drilling program and well completions.  Our proved developed reserves increased by 17% to 35,484 MBoe for the year ended December 31, 2013 from 30,237 MBoe for the year ended December 31, 2012, primarily due to our 2013 drilling program, including the completion of 531 gross (40.0 net) wells.  Our proved undeveloped reserves increased by 30% to 48,677 MBoe for the year ended December 31, 2013 from 37,356 MBoe for the year ended December 31, 2012 primarily due to our 2013 drilling program and leasehold acquisitions.

The following table sets forth more information regarding our estimated net proved reserves at December 31, 2014:

SEC Pricing Proved Reserves(1)

	Oil (MBbl)	Natural Gas (MMcf)	Total (MBoe)(2)	Pre-Tax PV10% Value $M(3)
PDP Properties	35,084	30,502	40,167	$1,129,152
PDNP Properties	9,582	7,776	10,879	117,144
PUD Properties	44,247	32,657	49,690	455,928
Total Proved Properties:	88,913	70,935	100,736	$1,702,224
_____________________
(1)
The SEC Pricing Proved Reserves table above values oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2014 assuming constant realized prices of $83.11 per barrel of oil and $7.37 per Mcf of natural gas, which includes an uplift factor of 1.7 to reflect liquids and condensates (natural gas liquids are included with natural gas).  Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, which averages are then adjusted to reflect applicable transportation and quality differentials.

(2)	Boe are computed based on a conversion ratio of one Boe for each barrel of oil and one Boe for every 6,000 cubic feet (i.e., 6 Mcf) of natural gas.
(3)
Pre-tax PV10%, or “PV-10,” may be considered a non-GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP measure.

The table above assumes prices and costs discounted using an annual discount rate of 10% without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, or federal income taxes.  The information in the table above does not give any effect to or reflect our commodity derivatives.

Reconciliation of PV-10 to Standardized Measure

PV-10 is derived from the Standardized Measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure.  PV-10 is a computation of the Standardized Measure of discounted future net cash flows on a pre-tax basis. PV-10 is equal to the Standardized Measure of discounted future net cash flows at the applicable date, before deducting future income taxes, discounted at 10 percent.  We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. PV-10, however, is not a substitute for the Standardized Measure of discounted future net cash flows.  Our PV-10 measure and the Standardized Measure of discounted future net cash flows do not purport to represent the fair value of our oil and natural gas reserves.

The following table reconciles the pre-tax PV10% value of our SEC Pricing Proved Reserves to the Standardized Measure of discounted future net cash flows.

SEC Pricing Proved Reserves
Standardized Measure Reconciliation
Pre-Tax Present Value of Estimated Future Net Revenues (Pre-Tax PV10%)	$1,702,223,625
Future Income Taxes, Discounted at 10%	296,844,082
Standardized Measure of Discounted Future Net Cash Flows	$1,405,379,543

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

Proved Undeveloped Reserves

At December 31, 2014, we had approximately 49.7 MMBoe of proved undeveloped reserves as compared to 48.7 MMBoe at December 31, 2013.  A reconciliation of the change in proved undeveloped reserves during 2014 is as follows:

MMBoe
Estimated Proved Undeveloped Reserves at 12-31-2013	48.7
PUD’s Converted to PDP’s During 2014	(8.1)
Additional PUD’s Added During 2014	22.1
Revisions of Previous Estimates	(13.0)
Estimated Proved Undeveloped Reserves at 12-31-2014	49.7

Our proved undeveloped reserves increased by approximately 2% during 2014 primarily as a result of drilling activity and our acreage related activities.  Our future development drilling program includes the drilling of approximately 137.7 proven undeveloped net wells before the end of 2019 at an estimated cost of $1.2 billion.  Our development plan for drilling proved undeveloped wells calls for the drilling of 6.7 net wells during 2015, 34.3 net wells during 2016, 32.7 net wells during 2017, 32.4 net wells during 2018, and 31.6 net wells during 2019, for a total of 137.7 net wells.  We expect that our proved undeveloped reserves will continue to be converted to proved developed producing reserves as additional wells are drilled including our acreage.  All locations comprising our remaining proved undeveloped reserves are forecast to be drilled within five years from initially being recorded in accordance with our development plan.

During 2014 , we spent a total of $109.1 million related to the development of proved undeveloped reserves which resulted in the conversion of 8.1 MMBoe of proved undeveloped reserves, or 17% of our proved undeveloped reserves balance at the beginning of 2013, to proved developed reserves.  We added 22.1 MMBoe of proved undeveloped reserves primarily in our North Dakota areas of operations as a result of our 2014 drilling program and leasehold acquisitions.  We participated in 589 gross (41.6 net) wells that were completed and brought on production during 2014.

In 2014, we also had a net negative revision of 13.0 MMBoe, or 27% of our December 31, 2013 proved undeveloped reserves balance.  The negative revision to proved undeveloped reserves in 2014 was driven by two primary factors: (i) adverse changes to our cost and pricing assumptions and (ii) changes in planned development due to the low commodity price environment that existed at year-end.  The impact of higher well operating expense costs (due primarily to increased water hauling and workover expenses), coupled with an average oil price used in the reserve report that was 6% lower in 2014 as compared to 2013 (due to higher oil price differentials), accounted for approximately 8.6 MMBoe of the negative revision (1.4 MMBoe of which relate to locations that remain in the 2014 reserve report, and 7.2 MMBoe of which relate to locations that were removed from the 2014 reserve report because they became uneconomic due to lower realized pricing, higher operating costs and/or well performance).  The removal of undeveloped locations not expected to be developed in the existing commodity price environment at year-end resulted in the remaining 4.4 MMBoe of negative revisions in 2014 (i.e. lease non-renewals, near-term expirations and overall anticipated decrease in development activities due to a current low commodity price environment).

Independent Petroleum Engineers

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

Internal Controls Over Reserves Estimation Process

We utilize Ryder Scott, a third-party reservoir engineering firm, as our independent reserves evaluator for 100% of our reserves base.  In addition, we employ two internal reserve engineers who are responsible for overseeing the preparation of our reserves estimates.  One of the internal reserve engineers has a B.S. in chemical and petroleum engineering from the University of Pittsburgh and has thirteen years of oil and gas experience on the reservoir side.  The other internal reserve engineer has a B.S. in petroleum engineering from Montana Tech and has nine years of oil and gas experience on the reservoir side.  Our engineers have experience working for large independents and financial firms on projects and acquisitions, both domestic and international.

Our technical team meets with our independent third-party engineering firm to review properties and discuss evaluation methods and assumptions used in the proved reserves estimates, in accordance with our prescribed internal control procedures.  Our internal controls over the reserves estimation process include verification of input data into our reserves evaluation software as well as management review, such as, but not limited to the following:

•	Comparison of historical expenses from the lease operating statements and workover authorizations for expenditure to the operating costs input in our reserves database;

•	Review of working interests and net revenue interests in our reserves database against our well ownership system;

•	Review of historical realized prices and differentials from index prices as compared to the differentials used in our reserves database;

•	Review of updated capital costs prepared by our operations team;

•	Review of internal reserve estimates by well and by area by our internal reservoir engineers;

•	Discussion of material reserve variances among our internal reservoir engineers and our executive management; and

•	Review of a preliminary copy of the reserve report by executive management.

Production, Price and Production Expense History

The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. Demand is impacted by general economic conditions, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of oil or natural gas can result in substantial price volatility. Oil supply in the United States has grown dramatically over the past few years, and the supply of oil could impact oil prices in the United States if the supply outstrips domestic demand. Historically, commodity prices have been volatile, and we expect that volatility to continue in the future. A substantial or extended decline in oil or natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and natural gas reserves that may be economically produced and our ability to access capital markets.

The following table sets forth information regarding our oil and natural gas production, realized prices and production costs for the periods indicated.  For additional information on price calculations, please see information set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2014	2013	2012
Net Production:
Oil (Bbl)	5,150,913	4,046,701	3,465,311
Natural Gas and NGLs (Mcf)	3,682,781	2,572,251	1,768,872
Barrels of Oil Equivalent (Boe)	5,764,710	4,475,409	3,760,123

Average Sales Prices:
Oil (per Bbl)	$79.23	$87.90	$83.22
Effect of Loss on Settled Derivatives on Average Price (per Bbl)	(1.53)	(3.01)	(0.11)
Oil Net of Settled Derivatives (per Bbl)	77.70	84.89	83.11
Natural Gas and NGLs (per Mcf)	6.38	5.24	4.67
Realized Price on a Boe Basis Including All Realized Derivative Settlements	73.51	79.77	78.79

Average Costs:
Production Expenses (per Boe)	$9.66	$9.35	$8.61

Drilling and Development Activity

The following table sets forth the number of gross and net productive and non-productive wells drilled in the years ended December 31, 2014, 2013 and 2012.  The number of wells drilled refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated.  We have classified all wells drilled to-date targeting the Bakken and Three Forks formations as development wells.

	Year Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Oil	–	–	–	–	–	–
Natural Gas	–	–	–	–	–	–
Non-Productive	–	–	–	–	–	–

Development Wells:
Oil	589	41.6	531	40.0	563	48.3
Natural Gas	–	–	–	–	–	–
Non-Productive	–	–	–	–	–	–

Total Productive Exploratory and Development Wells	589	41.6	531	40.0	563	48.3

The following table summarizes our cumulative gross and net productive oil wells by state at each of December 31, 2014, 2013 and 2012.

	At December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
North Dakota	2,243	174.1	1,672	134.7	1,173	97.9
Montana	95	11.6	86	11.5	54	8.3
Total	2,338	185.7	1,758	146.2	1,227	106.2

Leasehold Properties

As of December 31, 2014, our principal assets included approximately 185,018 net acres located in the northern region of the United States.  Net acreage represents our percentage ownership of gross acreage.  The following table summarizes our estimated gross and net developed and undeveloped acreage by state at December 31, 2014.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
North Dakota:
Mountrail County	112,816	26,284	15,841	2,719	128,659	29,003
Dunn County	58,456	14,482	20,488	9,115	79,063	23,597
McKenzie County	77,862	19,690	23,599	6,994	101,621	26,684
Divide County	51,964	14,580	8,465	4,863	60,429	19,443
Williams County	57,065	16,400	9,745	3,762	66,650	20,162
Other	75,682	13,050	46,225	9,472	121,718	22,522
North Dakota	433,845	104,486	124,363	36,925	558,140	141,411
Montana	38,521	11,659	102,418	31,948	140,379	43,607
Total:	472,366	116,145	226,781	68,873	698,519	185,018

At 2014 year end, approximately 63% of our total acreage was developed.  In addition, approximately 65% of our total acreage position was either developed, held by production or held by operations as of December 31, 2014.  All of our proved reserves are located in North Dakota and Montana.

Recent Acquisitions

In 2014 and 2013, we acquired leasehold interests covering an aggregate of approximately 22,668 and 20,900 net acres in our key prospect areas, for an average cost of $1,534 and $1,279 per net acre, respectively.  In addition, during 2014 we separately acquired working interests in 125 gross (10.3 net) wells in undrilled locations in which we do not hold the underlying leasehold interests, for a total cost of approximately $10.6 million.  During 2013, we acquired working interests in 70 gross (7.0 net) wells in undrilled locations in which we do not hold the underlying leasehold interests, for a total cost of approximately $9.0 million.

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

Acreage Expirations

As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases.  All of our leases for undeveloped acreage summarized in the table below will expire at the end of their respective primary terms, unless we renew the existing leases, establish commercial production from the acreage or some other “savings clause” is exercised.  In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced.  While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no guarantee we can do so.  The approximate expiration of our net acres which are subject to expire between 2015 and 2019 and thereafter, are set forth below:

	Acreage Subject to Expiration
Year Ended	Gross	Net
December 31, 2015	88,172	22,029
December 31, 2016	52,529	14,718
December 31, 2017	35,060	14,081
December 31, 2018	17,126	10,524
December 31, 2019 and thereafter	11,404	6,325
Total	204,291	67,677

During 2014, we had leases expire in Montana and North Dakota covering approximately 24,559 net acres, all of which was prospective for the Bakken and Three Forks Formations.  The 2014 lease expirations carried a $26.3 million cost that was transferred to the costs subject to depletion.  We believe that the expired acreage was not material to our capital deployed in these prospects.

Unproved Properties

All properties that are not classified as proved properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion.  Once a property is classified as proved, all associated acreage and drilling costs are subject to depletion.

We assess all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others:  intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  For the years ended December 31, 2014, 2013 and 2012, we included $21.4 million, $5.1 million and $0, respectively, related to expiring leases within costs subject to the depletion calculation.

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

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses during 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Depletion of Oil and Natural Gas Properties	$172,106,389	$123,628,635	$98,427,159
Depletion Expense (per Boe)	$29.86	$27.62	$26.18

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

Item 4. Mine Safety Disclosures

None.

Executive Officers of the Registrant

Our executive officers, their ages and offices held are as follows:

Name	Age	Positions
Michael L. Reger	38	Chairman, Chief Executive Officer and Director
Thomas W. Stoelk	59	Chief Financial Officer
Brandon R. Elliott	43	Executive Vice President, Corporate Development and Strategy
Darrell R. Finneman	62	Executive Vice President, Land
Erik J. Romslo	37	Executive Vice President, General Counsel and Secretary

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

Darrell R. Finneman has served as our Executive Vice President, Land since October 2014.  Mr. Finneman joined Northern with over 33 years of land acquisition experience.  Prior to joining our company, Mr. Finneman worked from 2003 to 2014 at Fidelity Exploration & Production Company, a wholly owned subsidiary of MDU Resources Group, Inc., most recently as Regional Land Manager.  While at Fidelity, Mr. Finneman was responsible for business development and growth initiatives involving multiple Land teams that were focused on acquiring and assembling strategic oil and gas lease blocks.  Prior to Fidelity, Mr. Finneman spent 18 years with Amoco Production Company.  Mr. Finneman is a Certified Professional Landman with the American Association of Professional Landmen and holds a master’s degree from the University of Colorado.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE MKT under the symbol “NOG.”  The high and low sales prices for shares of common stock of our company for each quarter during 2013 and 2014 are set forth below.

	Sales Price
	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$17.55	$13.15
Second Quarter	14.99	12.00
Third Quarter	14.85	11.79
Fourth Quarter	17.90	13.97

Fiscal Year Ended December 31, 2014
First Quarter	$16.31	$13.02
Second Quarter	17.43	13.77
Third Quarter	17.09	14.14
Fourth Quarter	14.76	4.79

The closing price for our common stock on the NYSE MKT on February 17, 2015 was $8.96 per share.

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

The following graph compares the 60-month cumulative total shareholder return on our common stock since December 31, 2009, and the cumulative total returns of Standard & Poor’s Composite 500 Index and the NYSE Arca Oil Index (formerly the AMEX Oil Index) for the same period.  This graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2009 to December 31, 2014.

*           The following table sets forth the total returns utilized to generate the foregoing graph.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Northern Oil & Gas, Inc.	$100.00	$229.81	$202.53	$142.06	$127.28	$47.72
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
NYSE Arca Oil Index	100.00	105.72	112.83	115.04	136.23	124.69

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Holders

As of February 17, 2015, we had 61,065,591 shares of our common stock outstanding, held by approximately 301 shareholders of record.  The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
October 1, 2014 to October 31, 2014	135,726	$13.55	134,988	$108.3 million
Month #2
November 1, 2014 to November 30, 2014	969	10.89	-	108.3 million
Month #3
December 1, 2014 to December 31, 2014	8,165	7.20	-	108.3 million
Total	144,860	$13.17	134,988	$108.3 million

(1)
738 shares in October and all shares in November and December reflect shares surrendered by company directors or employees as payment of exercise price for stock options exercised or in satisfaction of tax obligations in connection with restricted stock awards.

(2)
In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million shares of our company’s outstanding common stock.  In total, we have repurchased 3,190,268 shares under this program through December 31, 2014 at a weighted average price of $13.06 per share.

Item 6. Selected Financial Data

	Fiscal Years
	2014	2013	2012	2011	2010
	(in thousands, except share and per common share data)
Statements of Income Information:
Revenues
Oil and Gas Sales	$431,605	$369,187	$296,638	$159,440	$59,488
Loss on Settled Derivatives	(7,863)	(12,199)	(391)	(13,408)	(470)
Gain (Loss) on the Mark-to-Market of Derivative Instruments	171,276	(21,259)	15,147	3,072	(14,545)
Other Revenue	9	44	179	285	86
Total Revenues	595,027	335,773	311,573	149,389	44,559

Operating Expenses
Production Expenses	55,696	41,859	32,382	13,044	3,288
Production Taxes	43,674	34,959	28,486	14,301	5,478
General and Administrative Expense	17,602	16,575	22,645	13,625	7,204
Depletion, Depreciation, Amortization and Accretion	172,884	124,383	98,923	41,169	17,084
Total Expenses	289,856	217,776	182,436	82,139	33,054

Income from Operations	305,171	117,997	129,137	67,250	11,505

Other Income (Expense)	48	(453)	25	783	414
Interest Expense, Net of Capitalization	(42,106)	(32,709)	(13,875)	(586)	(583)
Total Other Income (Expense)	(42,058)	(33,162)	(13,850)	197	(169)

Income Before Income Taxes	263,113	84,835	115,287	67,447	11,336

Income Tax Provision	99,367	31,768	43,002	26,835	4,419

Net Income	$163,746	$53,067	$72,285	$40,612	$6,917

Net Income Per Common Share – Basic	$2.70	$0.85	$1.16	$0.66	$0.14

Net Income Per Common Share – Diluted	$2.69	$0.85	$1.15	$0.65	$0.14

Weighted Average Shares Outstanding – Basic	60,691,701	62,364,957	62,485,836	61,789,289	50,387,203

Weighted Average Shares Outstanding – Diluted	60,860,769	62,747,298	62,869,079	62,195,340	50,778,245

Statements of Cash Flows Information:
Net Cash Provided By Operating Activities	$274,257	$222,774	$198,527	$85,150	$73,307
Net Cash Used For Investing Activities	$(477,040)	$(358,536)	$(532,172)	$(300,868)	$(207,893)
Net Cash Provided By Financing Activities	$206,433	$128,061	$340,754	$69,887	$280,464

Balance Sheet Information:
Assets:
Cash and Cash Equivalents	$9,338	$5,687	$13,388	$6,280	$152,111
Total Current Assets	226,000	104,388	94,215	80,505	233,018
Property and Equipment, Net	1,761,927	1,397,307	1,083,245	643,703	275,308
Total Assets	2,026,746	1,519,600	1,190,935	725,594	509,694
Liabilities:
Total Current Liabilities	285,734	194,088	100,457	119,661	59,667
Revolving Line of Credit	298,000	75,000	124,000	69,900	-
8% Senior Notes Due 2020, Net	508,053	509,540	300,000	-	-
Total Liabilities	1,255,885	899,772	604,750	229,024	74,334
Total Shareholders’ Equity	770,861	619,828	586,185	496,570	435,360

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Selected Financial Data” in Item 6 and the Financial Statements and Accompanying Notes appearing elsewhere in this report.

Overview of 2014 Results

During 2014, we achieved the following financial and operating results:

•	Increased total production by 29% compared to 2013;

•	Increased total estimated proved reserves to 100.7 million Boe as of December 31, 2014, an increase of 20% compared to 2013 year-end;

•	Participated in the completion of 589 gross (41.6 net) wells;

•
Continued to high-grade our leasehold position to 185,018 net acres with approximately 65% of our total acreage position either developed, held by production or held by operations as of December 31, 2014; and

•	Ended the year with $9.3 million in cash and, including availability under our revolving credit facility, liquidity of approximately $261.3 million.

Operationally, our 2014 performance reflects another year of successfully executing our strategy of developing our acreage position and building a long-life reserve base.  Our success enabled us to increase proved reserves by 16.6 million Boe, resulting in a 388% reserve replacement percentage relative to our 2014 production.  During 2014, production increased 29% to 5.8 million Boe as compared to 2013 production of 4.5 million Boe.  The increase in 2014 production was driven by a 27% increase in producing net wells from 146.2 net wells at December 31, 2013 to 185.7 net wells at December 31, 2014.

Total revenues increased 77% or $259.3 millionin 2014 compared to 2013.  This increase was due to higher production levels that generated $62.4 million in oil and gas revenue growth, a $4.3 million decrease in the loss on settled derivatives and a $192.5 million change in the gain (losses) on the mark-to-market of our derivative instruments.  Average realized prices on a Boe basis (including all realized derivative settlements) were 8% lower in 2014 compared to 2013 due primarily to a high oil price differential in 2014 as compared to 2013.  Our oil price differential to the NYMEX WTI benchmark price during 2014 was approximately $13.67 per barrel, as compared to $8.68 per barrel in 2013.  During 2014, our oil price differential widened compared to 2013 due to several factors such as takeaway capacity lagging behind production, and seasonal refinery maintenance temporarily depressing crude demand.  As discussed elsewhere in this report, significant changes in oil and natural gas prices can have a material impact on our results of operations and our balance sheet, including the fair value of our derivatives.

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

•
Gain (loss) on the mark-to-market of derivative instruments.  We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in the price of oil.  This account activity represents the recognition of gains and losses associated with our outstanding derivative contracts as commodity prices and commodity derivative contracts change on contracts that have not been designated for hedge accounting.

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

The price of oil in the Williston Basin can vary depending on the market in which it is sold and the means of transportation used to transport the oil to market.  Light sweet crude from the Williston Basin has a higher value at many major refining centers because of its higher quality relative to heavier and sour grades of oil; however, because of North Dakota’s location relative to traditional oil transport centers, this higher value is generally offset to some extent by higher transportation costs.  While rail transportation has historically been more expensive than pipeline transportation, Williston Basin prices have justified shipment by rail to markets such as St. James, Louisiana, which offer prices benchmarked to Brent/LLS.  Although pipeline, truck and rail capacity in the Williston Basin has historically lagged production in growth, we believe that additional planned infrastructure growth will help keep price discounts from significantly eroding wellhead values in the region.

Over the past several years, oil production in the Williston Basin has increased dramatically.  For example, North Dakota’s oil production in October 2014 was up approximately 133% as compared to October 2011.  The surging oil production has created a huge need for oil takeaway infrastructure, which has struggled to keep pace with the growth in production.  This caused the price of Bakken crude to lag significantly behind WTI crude at certain times over the last few years.  Our oil price differential to the NYMEX WTI benchmark price during 2014 was approximately $13.67 per barrel, as compared to $8.68 per barrel in 2013.  During 2014, our oil price differential widened compared to 2013 due to several factors such as takeaway capacity lagging behind production, and seasonal refinery maintenance temporarily depressing crude demand.  As the rail capacity continues to increase and planned pipeline expansions are completed, we believe the oil price differentials will improve.

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

Market Conditions

The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand.  Being primarily an oil producer, we are more significantly impacted by changes in oil prices than by changes in the price of natural gas.  World-wide supply in terms of output, especially the production quota set by OPEC, and the strength of the U.S. dollar has adversely impacted oil prices.  Additionally, an economic slowdown in Europe and Asia has reduced overall demand over the second half of 2014 and is continuing into 2015.  Historically, commodity prices have been volatile and we expect the volatility to continue in the future.  Factors impacting the future oil supply balance are world-wide demand for oil, as well as the growth in domestic oil production.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows.  Commodity prices have been volatile in recent years.  The following table lists average NYMEX prices for natural gas and oil for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Average NYMEX Prices(1)
Oil (per Bbl)	$92.91	$98.05	$94.15
Natural Gas (per Mcf)	$4.26	$3.73	$2.83
________________________
(1)	Based on average of daily closing prices.

Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels.  Lower oil and gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.  At December 31, 2014, the prompt month WTI NYMEX pricing was $53.27 per Bbl or 43% lower than the average NYMEX price per Bbl in 2014.  If the NYMEX prices remain at these lower levels, our net revenue per Boe will decrease because we have not hedged the entire amount of anticipated production.  At December 31, 2014, we have hedged 3,960,000 and 900,000 Bbls in 2015 and 2016, respectively.  Lower oil and gas prices reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders.

Results of Operations for 2014, 2013 and 2012

The following table sets forth selected financial and operating data for the periods indicated.  Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Year Ended December 31,
	2014	2013	2012
Net Production:
Oil (Bbl)	5,150,913	4,046,701	3,465,311
Natural Gas and NGLs (Mcf)	3,682,781	2,572,251	1,768,872
Total (Boe)	5,764,710	4,475,409	3,760,123

Net Sales (in thousands):
Oil Sales	$408,124	$355,702	$288,382
Natural Gas and NGL Sales	23,481	13,485	8,256
Loss on Settled Derivatives	(7,863)	(12,199)	(391)
Gain (Loss) on the Mark-to-Market of Derivative Instruments	171,276	(21,259)	15,147
Other Revenue	9	44	179
Total Revenues	595,027	335,773	311,573

Average Sales Prices:
Oil (per Bbl)	$79.23	$87.90	$83.22
Effect of Loss on Settled Derivatives on Average Price (per Bbl)	(1.53)	(3.01)	(0.11)
Oil Net of Settled Derivatives (per Bbl)	77.70	84.89	83.11
Natural Gas and NGLs (per Mcf)	6.38	5.24	4.67
Realized price on a Boe Basis Including All Realized Derivative Settlements	73.51	79.77	78.79

Operating Expenses (in thousands):
Production Expenses	$55,696	$41,859	$32,382
Production Taxes	43,674	34,959	28,486
General and Administrative Expense	17,602	16,575	22,645
Depletion, Depreciation, Amortization and Accretion	172,884	124,383	98,923

Costs and Expenses (per Boe):
Production Expenses	$9.66	$9.35	$8.61
Production Taxes	7.58	7.81	7.58
General and Administrative Expense	3.05	3.70	6.02
Depletion, Depreciation, Amortization and Accretion	29.99	27.79	26.31

Net Producing Wells at Period End	185.7	146.2	106.2

Oil, Natural Gas and NGL Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes.  In 2014, oil, natural gas and NGL sales increased 17% from 2013, driven primarily by a 29% increase in production and partially offset by a 9% decrease in our average sales price per Boe in 2014 as compared to 2013 due primarily to a $4.99 per barrel increase in our average oil price differential in 2014 as compared to 2013.  In 2013, oil, natural gas and NGL sales increased 24% from 2012, driven primarily by a 19% increase in production and partially aided by a 5% increase in our average sales price per Boe in 2013 as compared to 2012.

Our production continues to grow through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our production from existing wells.  Our production primarily increased due to the addition of 41.6 and 40.0 net productive wells in 2014 and 2013, respectively.   Our production for each of the last three years is set forth in the following table:

	Year Ended December 31,
	2014	2013	2012
Production
Oil (Bbl)	5,150,913	4,046,701	3,465,311
Natural Gas and NGL (Mcf)	3,682,781	2,572,251	1,768,872
Total (Boe)(1)	5,764,710	4,475,409	3,760,123

Average Daily Production
Oil (Bbl)	14,112	11,087	9,468
Natural Gas and NGL (Mcf)	10,090	7,047	4,833
Total (Boe)(1)	15,794	12,261	10,274
__________________________________
(1)
Natural gas and NGLs are converted to Boe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production.  For 2014, we incurred a loss on settled derivatives of $7.9 million, compared to losses of $12.2 million in 2013, and $0.4 million in 2012.  Our average realized price (including all derivative settlements) received during 2014 was $73.51 per Boe compared to $79.77 per Boe in 2013 and $78.79 per Boe in 2012.

Mark-to-market derivative gains and losses was a gain of $171.3 million in 2014 compared to a $21.3 million loss in 2013 and a $15.1 million gain in 2012.  Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives.  Any gains on our derivatives will be offset by lower wellhead revenues in the future or any losses will be offset by higher future wellhead revenues based on the value at the settlement date.  At December 31, 2014, all of our derivative contracts are recorded at their fair value, which was a net asset of $153.3 million, an increase of $171.2 million from the $17.9 million net liability recorded as of December 31, 2013.  Our open oil derivative contracts are summarized in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $55.7 million in 2014 compared to $41.9 million in 2013 and $32.4 million in 2012.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses increased 3% from $9.35 per Boe in 2013 to $9.66 per Boe in 2014.  On an absolute dollar basis, our production expenses in 2014 were 33% higher when compared to the same period in 2013 due primarily to a 29% increase in production levels and a 27% increase in the total number of net wells.  On a per unit basis, production expenses increased 9% from $8.61 per Boe in 2012 to $9.35 per Boe in 2013.  On an absolute dollar basis, our production expenses in 2013 were 29% higher when compared to the same period in 2012 due primarily to a 19% increase in production levels and a 38% increase in the total number of net wells.  Also contributing to the increase were increased water production and costs associated with more workover, repair and maintenance and salt water trucking and disposal activities during 2013 as compared to 2012.

Production Taxes

We pay production taxes based on realized oil and natural gas sales.  These costs were $43.7 million in 2014 compared to $35.0 million in 2013 and $28.5 million in 2012.  Our average production tax rates were 10.1%, 9.5%, and 9.6% in 2014, 2013 and 2012, respectively.  The 2014 average production tax rate was higher than the 2013 average due to fewer wells that qualified for reduced rates/or tax exemptions during 2014.  The 2013 average production tax rate was lower than the 2012 average due to well additions that qualified for reduced rates/or tax exemptions during 2013.  Certain portions of our production occurs in Montana and North Dakota jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.  The majority of our production is located in North Dakota which imposes a standard 11.5% tax on our production revenues except for where properties qualify for reduced rates.

General and Administrative Expense

General and administrative expense was $17.6 million for 2014 compared to $16.6 million for 2013 and $22.6 million for 2012.  General and administrative expenses in 2014 as compared to 2013 included higher legal and professional fees of $1.4 million, which includes a legal settlement of $0.6 million, which was partially offset by a decrease in travel expenses of $0.3 million.  Additionally, salaries and benefit expenses decreased $0.2 million in 2014 as compared to 2013.  The $6.0 million decrease in 2013 when compared to 2012 was primarily due to $5.5 million of severance charges recognized in 2012 in connection with the departures of our former president and our former chief operating officer.  Additionally, salaries and benefit expenses decreased $1.5 million in 2013 as compared to 2012, which was partially offset by increased insurance ($0.6 million) and legal and professional ($0.2 million) expenses.  Lower share based compensation in 2013 drove the year over year drop in salary and benefit expenses.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $172.9 million in 2014 compared to $124.4 million in 2013 and $98.9 million in 2012.  Depletion expense, the largest component of DD&A, was $29.86 per Boe in 2014 compared to $27.62 per Boe in 2013 and $26.18 per Boe in 2012.  We have historically adjusted our depletion rates in the fourth quarter of each year based on the year end reserve report and other times during the year when circumstances indicate there has been a significant change in reserves or costs. The aggregate increase in depletion expense for 2014 compared to 2013 was driven by a 29% increase in production and an 8% increase in our depletion rate per Boe.  Although our average depletion rate per Boe increased by 8% in 2014 compared to 2013, our depletion rate per Boe actually declined in the fourth quarter of 2014 compared to the prior four quarters, primarily due to higher reserve estimates in our 2014 year end reserve report.  As the play has matured, the application of newer technologies and completion methods have increased our proved reserve valuations in many of our areas of operation.  Depletion rates per Boe increased from $26.18 per Boe in 2012 to $27.62 in 2013.  The aggregate increase in depletion expense for 2013 compared to 2012 was driven by a 19% increase in production.  Depreciation, amortization and accretion was $0.8 million in 2014 compared to $0.8 million in 2013 and $0.5 million in 2012.  The following table summarizes DD&A expense per Boe for 2014, 2013 and 2012:

	Year Ended December 31,				Year Ended December 31,
	2014	2013	Change	Change	2013	2012	Change	Change
Depletion	$29.86	$27.62	$2.24	8%	$27.62	$26.18	$1.44	6%
Depreciation, Amortization, and Accretion	0.13	0.17	(0.04)	(24)%	0.17	0.13	0.04	31%
Total DD&A expense	$29.99	$27.79	$2.20	8%	$27.79	$26.31	$1.48	6%

Interest Expense

Interest expense was $42.1 million for 2014 compared to $32.7 million in 2013 and $13.9 million in 2012.  In May 2013 and May 2012, we issued $200 million and $300 million of 8% senior unsecured notes, respectively.  The increase in interest expense for 2014 as compared to 2013, and for 2013 as compared to 2012, was primarily due to different weighted average debt amounts outstanding between years, as well as the higher interest rate applicable to the senior notes.

Income Tax Provision

The provision for income taxes was $99.4 million in 2014 compared to $31.8 million in 2013 and $43.0 million in 2012.  The effective tax rate in 2014 was 37.8% compared to an effective tax rate of 37.4% in 2013.  The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates.  The effective tax rate in 2013 was 37.4% compared to an effective tax rate of 37.3% in 2012.  The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates.

Net Income

Net income was $163.7 million in 2014 compared to $53.1 million in 2013 and $72.3 million in 2012.  The increase in net income in 2014 as compared to 2013 was driven by a $171.3 million gain on the mark-to-market of derivative instruments, as well as higher oil and gas sales due to increased production levels.  The decrease in net income in 2013 as compared to 2012 was driven by 2013 losses on settled derivatives and losses on the mark-to-market of derivative instruments of $12.2 million and $21.3 million, respectively.  In 2012, our loss on settled derivatives was $0.4 million and our gain on the mark-to-market of derivative instruments was $15.1 million.  Additionally, the higher oil and gas revenues in 2013 were partially offset by increased production expenses, production taxes, depletion expenses, and interest expense in 2013 compared to 2012.  Our net income translated to diluted net income per common share of $2.69, $0.85, and $1.15 in 2014, 2013 and 2012, respectively.

Non-GAAP Financial Measures

We define Adjusted Net Income as net income excluding (i) loss (gain) on the mark-to-market of derivative instruments, net of tax, (ii) certain legal settlements, net of tax and (iii) severance expenses in connection with the departures of our former president and former chief operating officer, net of tax.  Our Adjusted Net Income for the year ended December 31, 2014, was $57.5 million (representing approximately $0.95 per diluted share) as compared to $66.4 million (representing approximately $1.06 per diluted share) for the year ended December 31, 2013, and $66.2 million (representing approximately $1.05 per diluted share) for the year ended December 31, 2012.  These increases in Adjusted Net Income are primarily due to our continued addition of oil and natural gas production from new wells in 2014 compared to 2013 and in 2013 compared to 2012.  The decrease in Adjusted Net Income per diluted share in 2014 compared to 2013 is primarily due to an 8% decrease in realized price per Boe, an 8% increase in the depletion, depreciation, amortization and accretion rate per Boe and $9.4 million of increased interest expense due to higher average borrowings.  These amounts were partially offset by a 29% increase in production levels.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization, and accretion, (iv) loss (gain) on the mark-to-market of derivative instruments and (v) non-cash share based compensation expense.  Adjusted EBITDA for the year ended December 31, 2014 was $309.6 million, compared to Adjusted EBITDA of $268.0 million for the year ended December 31, 2013, and $225.3 million for the year ended December 31, 2012.  These increases in Adjusted EBITDA are primarily due to our continued addition of oil and natural gas production from new wells in 2014 compared to 2013 and in 2013 compared to 2012.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Year Ended December 31
	2014	2013	2012
	(in thousands, except share and per common share data)

Net Income	$163,746	$53,067	$72,285
Add:
(Gain) Loss on the Mark-to-Market of Derivative Instruments, Net of Tax(a)	(106,585)	13,300	(9,497)
Severance Expense, Net of Tax(b)	-	-	3,425
Legal Settlements, Net of Tax(c)	360	-	-
Adjusted Net Income	$57,521	$66,367	$66,213

Weighted Average Shares Outstanding – Basic	60,691,701	62,364,957	62,485,836
Weighted Average Shares Outstanding – Diluted	60,860,769	62,747,298	62,869,079

Net Income Per Common Share – Basic	$2.70	$0.85	$1.16
Add:
Change due to (Gain) Loss on the Mark-to-Market of Derivative Instruments, Net of Tax	(1.76)	0.21	(0.15)
Change due to Severance Expense, Net of Tax	-	-	0.05
Change due to Legal Settlements, Net of Tax	.01	-	-
Adjusted Net Income Per Common Share – Basic	$0.95	$1.06	$1.06

Net Income Per Common Share – Diluted	$2.69	$0.85	$1.15
Add:
Change due to (Gain) Loss on the Mark-to-Market of Derivative Instruments, Net of Tax	(1.75)	0.21	(0.15)
Change due to Severance Expense, Net of Tax	-	-	0.05
Change due to Legal Settlements, Net of Tax	.01	-	-
Adjusted Net Income Per Common Share – Diluted	$0.95	$1.06	$1.05
_______________

(a)	Adjusted to reflect related tax benefit (expense) of ($64.7 million), $8.0 million and ($5.6 million) for the years ended December 31, 2014, 2013 and 2012 respectively.
(b)
Reflects severance expense recognized in connection with the departures during 2012 of our former president and former chief operating officer.  Adjusted to reflect related tax benefit of $2.0 million, for the year ended December 31, 2012.

(c)	Reflects expense recognized in connection with legal settlement for the year ended December 31, 2014. Adjusted to reflect related tax benefit of $0.2 million.

Reconciliation of Adjusted EBITDA

	Year Ended December 31,
	2014	2013	2012
	(in thousands)

Net Income	$163,746	$53,067	$72,285
Add Back:
Interest Expense	42,106	32,709	13,875
Income Tax Provision	99,367	31,768	43,002
Depreciation, Depletion, Amortization and Accretion	172,884	124,383	98,923
Non-Cash Share Based Compensation	2,759	4,799	12,382
Loss (Gain) on the Mark-to-Market of Derivative Instruments	(171,276)	21,259	(15,147)
Adjusted EBITDA	$309,586	$267,985	$225,320

2015 Operation Plan

Exclusive of capital expenditures reflected in accounts payable at December 31, 2014, we expect our total 2015 capital expenditure budget to be approximately $140 million.  This is comprised of approximately $120 million of drilling and completion capital, and approximately $20 million for acreage and related activities, workovers and other capital expenditures.  We have the ability to adjust capital expenditures based on the number of projects we elect to participate in and may spend more or less on acquisitions depending on the volume and quality of opportunities we are presented with.  We currently expect to fund all 2015 commitments using a combination of cash-on-hand, cash flow generated by operations and bank borrowings.

Liquidity and Capital Resources

Overview

Historically, our main sources of liquidity and capital resources have been internally generated cash flow from operations, credit facility borrowings and issuances of debt and equity.  We generally maintain low cash and cash equivalent balances because we use cash from operations to fund our development activities or reduce our bank debt.  We continue to take steps to ensure adequate capital resources and liquidity to fund our capital expenditure program.  Our amended and restated the credit agreement governing our revolving credit facility (the “Revolving Credit Facility”) has a maximum facility size of $750 million, subject to a borrowing base that is currently $550 million.  In May 2012, we issued $300 million aggregate principal amount, and in May 2013, we issued an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (collectively the “Notes”).

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

At December 31, 2014, our debt to total capitalization ratio was 51%, we had $806.1 million of total debt outstanding, $771.7 million of stockholders’ equity, and $9.3 million of cash on hand.  Additionally, at December 31, 2014, there was $252 million of availability under our Revolving Credit Facility.  At December 31, 2013, we had $584.5 million of total debt outstanding, $619.8 million of stockholders’ equity, and $5.7 million of cash on hand.

Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels.  For example, oil prices declined from $104.59 per Bbl on July 21, 2014 to $53.27 per Bbl on December 31, 2014, while natural gas prices have declined from over $3.85 per Mcf to below $2.89 per Mcf over the same period.  In addition, the actual and forecasted prices for 2015 have also declined since year-end.  Lower oil and gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.  Lower oil and gas prices may also reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders.

We partially mitigate the price of crude oil by entering into hedging arrangements which fix the price we will receive on our oil production.  At December 31, 2014, we had oil derivative contracts for 3,960,000 Bbls in 2015 and 900,000 Bbls in 2016 at a fixed price per Bbl of $89.43 and $90.00, respectively.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives.  Our cash flows from operations also are impacted by changes in working capital.  We generally maintain low cash and cash equivalent balances because we use available funds to fund our development activities or reduce our bank debt.  Short-term liquidity needs are satisfied by borrowings under our revolving credit facility.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under the revolving credit facility.  As of December 31, 2014, we had entered into derivative agreements covering 4.0 million barrels for 2015 and 0.9 million barrels for 2016, with average floor prices of $89.43 and $90.00, respectively.  For additional information on the impact of changing prices on our financial position, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Our cash flows for the years ended December 31, 2014, 2013 and 2012 are presented below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net Cash Provided by Operating Activities	$274,257	$222,774	$198,527
Net Cash Used in Investing Activities	(477,040)	(358,536)	(532,172)
Net Cash Provided by Financing Activities	206,433	128,061	340,754
Net Change in Cash	$3,650	$(7,701)	$7,109

Cash flows provided by operating activities

Net cash provided by operating activities was $274.3 million, $222.8 million and $198.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The increase in cash flows provided by operating activities for the year ended December 31, 2014 as compared to 2013 was primarily the result of a 29% increase in oil and natural gas production that drove an oil and gas sales increase of 17%.  Cash flows provided by operating activities during the year ended December 31, 2013 increased compared to 2012 primarily as the result of a 19% increase in oil and natural gas production that drove an oil and gas sales increase of 24%.

Cash flows used in investing activities

We had cash flows used in investing activities of $477.0 million, $358.5 million and $532.2 million during the years ended December 31, 2014, 2013 and 2012, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  Oil and gas expenditure spending increased from $360.1 million in 2013 to $476.9 million in 2014, a 32% increase driven by increases in our year-end inventory of wells drilling and awaiting completion and wells added to production in 2014 as compared to 2013.  In 2014, our net producing well additions totaled 41.6 as compared to 40.0 in 2013.  Oil and gas expenditure spending decreased from $532.2 million in 2012 to $360.1 million in 2013, a 32% decrease that was driven by a decrease in the number of net producing well additions in 2013 as compared to 2012.  In 2013, our net producing well additions totaled 40.0 as compared to 48.3 in 2012.  The 2012 oil and gas expenditures include approximately $190.4 million for wells spud prior to 2012.  The spending on wells spud prior to 2012 related to wells awaiting completion at December 31, 2011, as well as completion spending for wells placed into production prior to 2012.

Development and acquisition activities are highly discretionary.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns.  Our cash spend for development and acquisition activities during the years ended December 31, 2014, 2013 and 2012 are summarized in the following table:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Drilling and Completion Costs	$421.6	$315.8	$486.0
Acreage and Other Related Activities	49.7	38.5	37.3
Other Capital Expenditures	5.6	5.8	14.2
Total	$476.9	$360.1	$537.5

Cash flows provided by financing activities

Net cash provided by financing activities was $206.4 million, $128.1 million and $340.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  For all three years, cash sourced through financing activities was primarily provided from the issuance of senior unsecured notes and/or advances under our Revolving Credit Facility.  The increase in cash provided by financing activities for 2014 as compared to 2013 was attributable to higher advances under our Revolving Credit Facility, which was partially offset by our senior unsecured note issuance in 2013.  Additionally, during 2014 we repurchased 1,153,885 shares of our common stock at a cost of approximately $15.5 million and added $223 million of net borrowings under our Revolving Credit Facility.  During 2013, net cash provided by financing activities was primarily attributable to $210.5 million from the issuance of senior unsecured notes.  Additionally, during 2013 we repurchased 2,036,383 shares of our common stock at a cost of approximately $26.1 million and repaid $49 million of net borrowings under our Revolving Credit Facility with proceeds from the issuance of senior unsecured notes.  Our long term debt at December 31, 2014 was $806.1 million, which was comprised of $508.1 million in senior unsecured notes and $298 million of borrowings under our Revolving Credit Facility.  At December 31, 2014 we had $252 million of available borrowing capacity under our Revolving Credit Facility.

Revolving Credit Facility

In February 2012, we entered into an amended and restated credit agreement providing for our Revolving Credit Facility, which replaced our previous revolving credit facility with a syndicated facility.  Our bank group is comprised of a group of commercial banks, with no single bank holding more than 12% of the total facility.  The Revolving Credit Facility, which is secured by substantially all of our assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At December 31, 2014, the facility amount was $750 million, the borrowing base was $550 million and there was a $298 million outstanding balance, leaving $252 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, we may issue an unlimited amount of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The $500 million in Notes described below is “permitted additional indebtedness” as defined in the Revolving Credit Facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.5% to 1.5% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.5% to 2.5%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At December 31, 2014, the commitment fee was 0.5% and the interest rate margin was 2.0% on LIBOR loans and 1.0% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit our ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make investments.  In addition, we are required to maintain a current ratio of no less than 1.0 to 1.0 and a ratio of debt (as defined) to EBITDAX (as defined) of no greater than 4.0 to 1.0.  We were in compliance with our covenants under the Revolving Credit Facility at December 31, 2014.

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

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of oil and natural gas properties and payment of interest on outstanding indebtedness.  During 2014, our acreage and development expenditures included approximately $479.5 million of drilling, completion and capitalized workover costs, $0.9 million related to asset retirement obligations, $2.2 million of capitalized internal costs and $4.4 million of capitalized interest.  Also in 2014, approximately $49.9 million was expended on acreage and other expenditures in the Williston Basin.  Our 2014 capital program was funded by cash on hand, net cash flow from operations and borrowings under our Revolving Credit Facility and the Notes.  Our capital expenditure budget for 2015 is discussed above under the heading “2015 Operation Plan.”

Development and acreage activities are highly discretionary, and, for the near term, we expect such activities to be maintained at levels we can fund through internal cash flow and borrowing under our Revolving Credit Facility.  To the extent capital requirements exceed internal cash flow and borrowing capacity under our Revolving Credit Facility, additional financings from the capital markets may be pursued to fund these requirements.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down and also between our projects, depending on commodity prices, cash flow and projected returns.  Also, our obligations may change due to acquisitions, divestitures and continued growth.  Our future success in growing proved reserves and production may be dependent on our ability to access outside sources of capital.  If internally generated cash flow and borrowing capacity is not available under our Revolving Credit Facility, we may issue additional shares of stock, subordinated notes or other debt securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

Satisfaction of Our Cash Obligations for the Next 12 Months

With our Revolving Credit Facility and our cash flows from operations, we believe we will have sufficient capital to meet our drilling commitments and expected general and administrative expenses for the next twelve months.  Nonetheless, any strategic acquisition of assets or increase in drilling activity may require us to seek additional capital.  We may also choose to seek additional capital rather than utilize our credit facility or other debt instruments to fund accelerated or continued drilling at the discretion of management and depending on prevailing market conditions.  We will evaluate any potential opportunities for acquisitions as they arise.  However, there can be no assurance that any additional capital will be available to us on favorable terms or at all.

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

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.  Oil and natural gas prices decreased significantly in the second half of 2014 and have remained depressed in early 2015.  We are expecting the lower commodity pricing will lower development costs if pricing remains at year-end levels.  Accordingly, we do not currently expect business costs to materially increase until higher prices for oil and natural gas create increased demand for materials, services and personnel.

Contractual Obligations and Commitments

The following table summarizes our obligations and commitments at December 31, 2014 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

	Payment due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office Leases(1)	$269,000	$112,000	$-	$-	$381,000
Automobile Leases(2)	45,000	86,000	30,000	-	161,000
Long Term Debt(3)	-	-	298,000,000	500,000,000	798,000,000
Cash Interest Expense on Debt(4)	46,467,000	92,933,000	84,850,000	16,667,000	240,917,000
Total	$46,781,000	$93,131,000	$382,880,000	$516,667,000	$1,039,459,000

(1)	Office leases through 2017
(2)	Automobile leases for certain executives through 2018
(3)	Revolving Credit Facility and 8.000% Senior Notes due 2020 (see Note 4 to financial statements)
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

Oil and Natural Gas Reserves

The determination of depreciation, depletion and amortization expense as well as impairments that are recognized on our oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves attributable to our properties.  Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment.  For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of oil and natural gas and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change.  Approximately 49% of our proved oil and gas reserves are proved undeveloped reserves.  Oil and natural gas prices have fallen significantly in the second half of 2014.  An extended decline in oil and gas prices may adversely affect our ability to fund planned expenditures.  Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.

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

Capitalized amounts except unproved costs are depleted using the units of production method.  The depletion expense per unit of production is the ratio of the sum of our unamortized historical costs and estimated future development costs to our proved reserve volumes.  Estimation of hydrocarbon reserves relies on professional judgment and use of factors that cannot be precisely determined.  Subsequent reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting periods.  For the year ended December 31, 2014, our average depletion expense per unit of production was $29.86 per Boe.  A 10% decrease in our estimated net proved reserves at December 31, 2014 would result in a $1.41 per Boe increase in our 12-month per unit depletion rate.

To the extent the capitalized costs in our full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the sum of the present value (using a 10% discount rate and based on 12-month/SEC oil and natural gas prices) of the estimated future net cash flows from our proved oil and natural gas reserves and the capitalized cost associated with our unproved properties, we would have a capitalized ceiling impairment. Such costs would be charged to operations as a reduction of the carrying value of oil and natural gas properties.  The risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are depressed, even if the low prices are temporary.  In addition, capitalized ceiling impairment charges may occur if we experience poor drilling results or if estimations of our proved reserves are substantially reduced.  A capitalized ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and shareholders’ equity.  Once recognized, a capitalized ceiling impairment charge to oil and natural gas properties cannot be reversed at a later date.  The risk that we will experience a ceiling test writedown increases when oil and natural gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves.

At December 31, 2014, we performed an impairment review using prices that reflect an average of 2014’s monthly prices as prescribed pursuant to the SEC’s guidelines and did not incur a capitalized ceiling impairment charge.  These average prices used in the December 31, 2014 impairment review are significantly higher than the actual and currently forecasted prices in 2015.  As lower average monthly pricing is reflected in the trailing 12-month average pricing calculation, the present value of our future net revenues is expected to decline and impairment could be recognized.  If this significantly lower pricing environment persists we expect we could be required to writedown the value of our oil and gas properties.  In addition, capitalized ceiling impairment charges may occur if estimates of proved hydrocarbon reserves are substantially reduced or estimates of future development costs increase significantly.  See “Item 2. Properties—Proved Reserves,” for a discussion of our reserve estimation assumptions.

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

We use the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation.  As of December 31, 2014, our natural gas production was in balance, meaning our cumulative portion of natural gas production taken and sold from wells in which we have an interest equaled our entitled interest in natural gas production from those wells.

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
All derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to gain (loss) on settled derivatives and mark-to-market gains or losses are recorded to gains (losses) on the mark-to-market of derivative instruments on the statements of comprehensive income rather than as a component of accumulated other comprehensive income or other income (expense).  See Note 14 for a description of the derivative contracts which we executed during 2014 and 2013.

The resulting cash flows from derivatives are reported as cash flows from operating activities.

New Accounting Pronouncements

Recently Issued

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the our financial statements upon adoption.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which provides guidance for revenue recognition.  The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance will be effective for us in the annual period beginning after December 15, 2016.  We are evaluating the effect of adopting this new accounting guidance but do not expect adoption will have a material impact on our statement of comprehensive income, balance sheets, cash flows or disclosures.

Recent Accounting Pronouncements Not Yet Adopted

For a description of the accounting standards that we adopted in 2014, see Notes to Financial Statements—Note 2. Significant Accounting Policies.

Various accounting standards and interpretations were issued in 2014 with effective dates subsequent to December 31, 2014.  We have evaluated the recently issued accounting pronouncements that are effective in 2015 and believe that none of them will have a material effect on our financial position, results of operations or cash flows when adopted.

Further, we are monitoring the joint standard-setting efforts of the Financial Accounting Standards Board and the International Accounting Standards Board.  There are a large number of pending accounting standards that are being targeted for completion in 2015 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial instruments, disclosure of loss contingencies and financial statement presentation. Because these pending standards have not yet been finalized, at this time we are not able to determine the potential future impact that these standards will have, if any, on our financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and other factors.  Historically, the markets for oil and natural gas have been volatile, and our management believes these markets will likely continue to be volatile in the future.  The prices we receive for our production depend on numerous factors beyond our control.  Our revenue during 2014 generally would have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices.

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

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under our Revolving Credit Facility.  As of December 31, 2014, we had entered into derivative agreements covering 4.0 million barrels for 2015 and 0.9 million barrels for 2016.

The following table reflects open commodity swap contracts as of December 31, 2014, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price
Swaps-Crude Oil
01/01/15 – 06/30/15	360,000	89.15
01/01/15 – 06/30/15	60,000	90.50
01/01/15 – 06/30/15	180,000	88.55
01/01/15 – 06/30/15	180,000	88.00
01/01/15 – 06/30/15	60,000	90.75
01/01/15 – 06/30/15	60,000	90.25
01/01/15 – 06/30/15	90,000	89.00
01/01/15 – 06/30/15	90,000	89.00
01/01/15 – 12/31/15	720,000	89.00
01/01/15 – 12/31/15	360,000	89.00
01/01/15 – 12/31/15	360,000	89.02
01/01/15 – 12/31/15	180,000	89.00
01/01/15 – 12/31/15	180,000	89.00
07/01/15 – 12/31/15(1)	180,000	90.75
07/01/15 – 12/31/15(1)	180,000	91.00
07/01/15 – 12/31/15(1)	180,000	91.25
07/01/15 – 06/30/16	360,000	89.00
07/01/15 – 06/30/16	360,000	90.00
07/01/15 – 06/30/16	360,000	91.00
01/01/16 – 06/30/16	180,000	90.00
01/01/16 – 06/30/16	90,000	90.00
01/01/16 – 06/30/16	90,000	90.00
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

As of December 31, 2014, we had a total volume on open commodity swaps of 4.9 million barrels at a weighted average price of approximately $89.53.

The following table reflects the weighted average price of open commodity swap derivative contracts as of December 31, 2014, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price
2015	3,960,000	$89.43
2016	900,000	90.00

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement.  During the year ended December 31, 2014, we had $198.8 million in average outstanding borrowings under our Revolving Credit Facility at a weighted average rate of 1.94%.  We have the option to designate the reference rate of interest for each specific borrowing under the Revolving Credit Facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate (“LIBOR”) will bear interest at a rate equal to LIBOR plus a spread ranging from 1.5% to 2.5% depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 0.5% to 1.5%, depending on the percentage of borrowing base that is currently advanced.  We have the option to designate either pricing mechanism.  Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

Our Revolving Credit Facility allows us to fix the interest rate of borrowings under it for all or a portion of the principal balance for a period up to three months; however our borrowings are generally withdrawn with interest rates fixed for one month.  Thereafter, to the extent we do not repay the principle, our borrowings are rolled over and the interest rate is reset based on the current LIBOR or prime rate as applicable. As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt at December 31, 2014 would cost us approximately $3.0 million in additional annual interest expense.

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

As of December 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2014.

No change in our company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our Company’s internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Northern Oil and Gas, Inc.

We have audited the internal control over financial reporting of Northern Oil and Gas, Inc. (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.   Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 27, 2015

Item 9B. Other Information

None.

PART III

Certain information required by this Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2015 (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2014.  Except for those portions specifically incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2006 Incentive Stock Option Plan	141,872	$5.18	–
2013 Equity Incentive Plan	–	–	1,763,268
Equity compensation plans not approved by security holders	–	–	–
Total	141,872	$5.18	1,763,268

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

Item 14. Principal Accountant Fees and Services

The information appearing under the headings “Registered Public Accountant Fees” and “Pre-Approval Policies and Procedures of Audit Committee” in the Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of Northern Oil and Gas, Inc. dated June 28, 2010	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 10-K filed with the SEC on February 29, 2012
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2012
10.1*	Amended and Restated Employment Agreement by and between Northern Oil and Gas, Inc. and Michael L. Reger, dated January 30, 2009	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009 (File No. 001-33999)
10.2*	Amendment No. 1 to Amended and Restated Employment Agreement by and between Northern Oil and Gas, Inc. and Michael L. Reger, dated January 14, 2011	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 4, 2011 (File No. 001-33999)
10.3*	Separation Agreement and Release, dated October 1, 2012, between Northern Oil and Gas, Inc. and Ryan R. Gilbertson	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012
10.4*	Consulting Agreement, dated October 1, 2012, between Northern Oil and Gas, Inc. and Ryan R. Gilbertson	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012

10.5*	Employment Agreement by and between Northern Oil and Gas, Inc. and Thomas W. Stoelk, dated November 8, 2011	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2011
10.6*	Employment Agreement by and between Northern Oil and Gas, Inc. and Brandon Elliott, dated January 1, 2013	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 1, 2013
10.7*	Employment Agreement by and between Northern Oil and Gas, Inc. and Erik J. Romslo, dated October 10, 2011	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 1, 2013
10.8*	Employment Agreement by and between Northern Oil and Gas, Inc. and Darrell Finneman, dated September 10, 2014	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed with the SEC on November 7, 2014
10.9*	Northern Oil and Gas, Inc. Amended and Restated 2009 Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on May 2, 2011
10.10*	Northern Oil and Gas, Inc. Amended and Restated 2009 Equity Incentive Plan Amendment No.1	Incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 1, 2013
10.11*	Form of Restricted Stock Agreement under the Northern Oil and Gas, Inc. 2009 Equity Incentive Plan (for grants prior to June 8, 2011)	Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 8, 2010
10.12*	Form of Restricted Stock Agreement under the Northern Oil and Gas, Inc. Amended and Restated 2009 Equity Incentive Plan (for “single trigger” grants after June 8, 2011)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 10-K filed with the SEC on February 29, 2012
10.13*	Form of Restricted Stock Agreement under the Northern Oil and Gas, Inc. Amended and Restated 2009 Equity Incentive Plan (for “double trigger” grants after December 20, 2012)	Incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 10-K filed with the SEC on March 1, 2013
10.14*	Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on April 19, 2013
10.15*	N Northern Oil and Gas, Inc. Form of Restricted Stock Award Agreement (Single Trigger) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2013
10.16*	Northern Oil and Gas, Inc. Form of Restricted Stock Award Agreement (Double Trigger) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2013
10.17
Third Amended and Restated Credit Agreement, dated as of February 28, 2012, among Northern Oil and Gas, Inc., as Borrower, Royal Bank of Canada, as Administrative Agent, SunTrust Bank, as Syndication Agent, Bank of Montreal, KeyBank, N.A. and U.S. Bank N.A., as Co-Documentation Agents, and the Lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2012
10.18	First Amendment to Third Amended and Restated Credit Agreement, dated June 29, 2012, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2012
10.19	Second Amendment to Third Amended and Restated Credit Agreement, dated September 28, 2012, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2012

10.20	Third Amendment to Third Amended and Restated Credit Agreement, dated March 28, 2013, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2013
10.21
Fourth Amendment to Third Amended and Restated Credit Agreement and Second Amendment to Third Amended and Restated Guaranty and Collateral Agreement, dated September 30, 2013, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2013
10.22	Borrowing Base Redetermination, dated September 30, 2014, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2014
10.23	Agreement, dated January 2, 2015 by and among Robert B. Rowling, Cresta Investments, LLC, Cresta Greenwood, LLC, TRT Holdings, Inc. and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2015
12	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith
23.2	Consent of Ryder Scott Company, LP	Filed herewith
24.1	Powers of Attorney	Filed herewith (included on signature page)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Report of Ryder Scott Company, LP	Filed herewith
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Electronically

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	February 27, 2015	By:	/s/ Michael L. Reger
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Michael L. Reger	Chief Executive Officer, Chairman and Director	February 27, 2015
Michael L. Reger

/s/ Thomas W. Stoelk	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer	February 27, 2015
Thomas W. Stoelk

/s/ Richard Weber	Director	February 27, 2015
Richard Weber

/s/ Jack King	Director	February 27, 2015
Jack King

/s/ Robert Grabb	Director	February 27, 2015
Robert Grabb

/s/ Lisa Bromiley	Director	February 27, 2015
Lisa Bromiley

/s/ Delos Cy Jamison	Director	February 27, 2015
Delos Cy Jamison

NORTHERN OIL AND GAS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Northern Oil and Gas, Inc.:

We have audited the accompanying balance sheets of Northern Oil and Gas, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Northern Oil and Gas, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 27, 2015

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
	December 31,
	2014	2013
CURRENT ASSETS
Cash and Cash Equivalents	$9,337,512	$5,687,166
Trade Receivables	85,931,719	86,816,981
Advances to Operators	930,034	618,786
Prepaid and Other Expenses	895,088	770,740
Derivative Instruments	128,893,220	62,890
Deferred Tax Asset	-	10,431,000
Total Current Assets	225,987,573	104,387,563

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	2,167,452,297	1,611,073,747
Unproved	50,642,433	70,148,348
Other Property and Equipment	1,870,369	1,701,366
Total Property and Equipment	2,219,965,099	1,682,923,461
Less - Accumulated Depreciation and Depletion	(458,038,546)	(285,616,752)
Total Property and Equipment, Net	1,761,926,553	1,397,306,709

DERIVATIVE INSTRUMENTS	25,013,011	1,745,405

DEBT ISSUANCE COSTS	13,819,195	16,160,283

TOTAL ASSETS	$2,026,746,332	$1,519,599,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$231,557,547	$168,936,785
Accrued Expenses	6,653,124	2,645,178
Accrued Interest	3,585,536	3,386,409
Derivative Instruments	-	19,119,646
Deferred Tax Liability	43,938,000	-
Total Current Liabilities	285,734,207	194,088,018

LONG-TERM LIABILITIES
Revolving Credit Facility	298,000,000	75,000,000
8% Senior Notes	508,053,097	509,539,823
Derivative Instruments	579,070	637,208
Other Noncurrent Liabilities	5,105,762	3,832,550
Deferred Tax Liability	158,412,555	116,674,000
Total Long-Term Liabilities	970,150,484	705,683,581

TOTAL LIABILITIES	1,255,884,691	899,771,599

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	-	-
Common Stock, Par Value $.001; 95,000,000 Authorized (12/31/2014 – 61,066,712 Shares Outstanding and 12/31/2013 – 61,858,199 Shares Outstanding)	61,067	61,858
Additional Paid-In Capital	433,332,285	446,044,159
Retained Earnings	337,468,289	173,722,344
Total Stockholders’ Equity	770,861,641	619,828,361

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,026,746,332	$1,519,599,960

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	Year Ended December 31,

	2014	2013	2012
REVENUES
Oil and Gas Sales	$431,605,015	$369,187,120	$296,637,857
Loss on Settled Derivatives	(7,863,104)	(12,198,633)	(391,420)
Gains (Losses) on the Mark-to-Market of Derivative Instruments	171,275,719	(21,259,018)	15,147,122
Other Revenue	9,112	44,402	179,331
Total Revenues	595,026,742	335,773,871	311,572,890

OPERATING EXPENSES
Production Expenses	55,695,615	41,859,135	32,382,310
Production Taxes	43,674,010	34,958,975	28,485,594
General and Administrative Expense	17,602,306	16,575,440	22,645,315
Depletion, Depreciation, Amortization and Accretion	172,883,554	124,383,374	98,923,240
Total Expenses	289,855,485	217,776,924	182,436,459

INCOME FROM OPERATIONS	305,171,257	117,996,947	129,136,431

OTHER INCOME (EXPENSE)
Other Income (Expense)	47,364	(453,241)	24,874
Interest Expense, Net of Capitalization	(42,105,676)	(32,709,056)	(13,874,909)
Total Other Income (Expense)	(42,058,312)	(33,162,297)	(13,850,035)

INCOME BEFORE INCOME TAXES	263,112,945	84,834,650	115,286,396

INCOME TAX PROVISION	99,367,000	31,767,614	43,001,772

NET INCOME	$163,745,945	$53,067,036	$72,284,624

OTHER COMPREHENSIVE INCOME, NET OF TAX
Reclassification of Derivative Instruments Included in Income (Net of Tax of $39,000 for the year ended December 31, 2012)	-	-	62,309
Total Other Comprehensive Income	-	-	62,309

COMPREHENSIVE INCOME	$163,745,945	$53,067,036	$72,346,933

Net Income Per Common Share – Basic	$2.70	$0.85	$1.16
Net Income Per Common Share – Diluted	$2.69	$0.85	$1.15
Weighted Average Shares Outstanding – Basic	60,691,701	62,364,957	62,485,836
Weighted Average Shares Outstanding – Diluted	60,860,769	62,747,298	62,869,079

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$163,745,945	$53,067,036	$72,284,624
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	172,883,554	124,383,374	98,923,240
Amortization of Debt Issuance Costs	2,776,024	2,625,240	1,527,194
Amortization of 8% Senior Notes Premium	(1,486,726)	(960,177)	-
Loss on the Sale of Other Property & Equipment	-	473,915	(23,611)
Deferred Income Taxes	96,107,555	31,763,000	42,984,000
(Gain) Loss on the Mark-to-Market of Derivative Instruments	(171,275,719)	21,259,018	(15,147,122)
Amortization of Deferred Rent	(14,656)	(19,541)	(33,230)
Share-Based Compensation Expense	2,759,133	4,798,977	12,381,757
Changes in Working Capital and Other Items:
Trade Receivables	885,262	(16,597,312)	(18,800,839)
Prepaid Expenses and Other	(124,348)	28,350	4,792
Accounts Payable	4,094,145	2,006,516	(63,025)
Accrued Interest	(106,680)	(245,082)	2,081,618
Accrued Expenses	4,014,052	191,093	2,407,216
Net Cash Provided By Operating Activities	274,257,541	222,774,407	198,526,614

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Natural Gas Properties and Development Capital Expenditures	(476,870,842)	(360,058,127)	(531,954,977)
Proceeds from Sale of Oil and Natural Gas Properties	-	908,000	-
Proceeds from Sale of Other Property and Equipment	-	1,003,025	39,000
Purchases of Other Property and Equipment	(169,003)	(389,317)	(256,445)
Net Cash Used For Investing Activities	(477,039,845)	(358,536,419)	(532,172,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	253,000,000	133,000,000	475,600,000
Repayments on Revolving Credit Facility	(30,000,000)	(182,000,000)	(421,500,000)
Issuance of Senior Unsecured Notes	-	210,500,000	300,000,000
Debt Issuance Costs Paid	(434,936)	(7,072,493)	(11,854,023)
Repurchases of Common Stock	(16,132,414)	(26,366,327)	(1,546,148)
Proceeds from Exercise of Stock Options	-	-	54,390
Net Cash Provided by Financing Activities	206,432,650	128,061,180	340,754,219

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,650,346	(7,700,832)	7,108,411

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	5,687,166	13,387,998	6,279,587

CASH AND CASH EQUIVALENTS – END OF PERIOD	$9,337,512	$5,687,166	$13,387,998

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$44,913,994	$35,761,112	$15,579,140
Cash Paid During the Period for Income Taxes	$-	$13,614	$8,772

Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	$221,278,750	$162,884,221	$91,776,113
Capitalized Asset Retirement Obligations	$952,087	$1,852,580	$539,727
Non-Cash Compensation Capitalized in Oil and Gas Properties	$660,615	$2,143,415	$6,378,273

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Retained	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance - December 31, 2011	63,330,421	$63,330	$448,198,350	$(62,309)	$48,370,684	$496,570,055

Net Issuance of Common Stock	202,201	202	(1,491,960)	-	-	(1,491,758)

Share Based Compensation	-	-	18,760,030	-	-	18,760,030

Net Change in Cash Flow Hedge Derivatives	-	-	-	62,309	-	62,309

Net Income	-	-	-	-	72,284,624	72,284,624

Balance - December 31, 2012	63,532,622	$63,532	$465,466,420	$-	$120,655,308	$586,185,260

Net Issuance of Common Stock	361,960	362	(252,993)	-	-	(252,631)

Share Based Compensation	-	-	6,942,020	-	-	6,942,020

Repurchases of Common Stock	(2,036,383)	(2,036)	(26,111,288)	-	-	(26,113,324)

Net Income	-	-	-	-	53,067,036	53,067,036

Balance - December 31, 2013	61,858,199	$61,858	$446,044,159	$-	$173,722,344	$619,828,361

Net Issuance of Common Stock	362,398	363	(586,186)	-	-	(585,823)

Share Based Compensation	-	-	3,419,342	-	-	3,419,342

Repurchases of Common Stock	(1,153,885)	(1,154)	(15,545,030)	-	-	(15,546,184)

Net Income	-	-	-	-	163,745,945	163,745,945

Balance - December 31, 2014	61,066,712	$61,067	$433,332,285	$-	$337,468,289	$770,861,641

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of December 31, 2014, approximately 63% of Northern’s 185,018 total net acres were developed.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In connection with preparing the financial statements for the year ended December 31, 2014, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the financial statements through the date of this filing.

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

At December 31, 2014 and 2013, the allowance for doubtful accounts was $1,840,000 and $1,050,000, respectively.  The amount charged to operations for doubtful accounts was $1,375,000, $1,050,000, and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.  At December 31, 2014 and 2013, the amount charged against the allowance for doubtful accounts was $585,000 and $0, respectively.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.  Depreciation expense was $315,405, $325,859, and $409,888 for the years ended December 31, 2014, 2013 and 2012, respectively.

Full Cost Method

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the years ended December 31, 2014, 2013 and 2012, respectively:

	Year Ended December 31,
	2014	2013	2012
Capitalized Certain Payroll and Other Internal Costs	$2,153,448	$3,295,427	$8,477,678
Capitalized Interest Costs	4,409,544	5,976,981	5,929,473
Total	$6,562,992	$9,272,408	$14,407,151

As of December 31, 2014, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the years ended December 31, 2014, 2013 and 2012, the Company sold acreage and interests in producing properties for $0, $0, and $908,000, respectively.  The proceeds for these sales were applied to reduce the capitalized costs of crude oil and natural gas properties.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the years ended December 31, 2014, 2013 and 2012, the Company transferred into the full cost pool costs related to expired leases of $26.3 million, $14.1 million and $7.1 million, respectively.

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others:  intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  For the years ended December 31, 2014, 2013 and 2012, the Company included $21.4 million, $5.1 million and $0, respectively, related to expiring leases within costs subject to the depletion calculation.

Capitalized costs of crude oil and natural gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved crude oil and natural gas reserves plus the cost of unproved properties (adjusted for related income tax effects).  Should capitalized costs exceed this ceiling, impairment is recognized.  The present value of estimated future net cash flows is computed by applying the 12-month average price of crude oil and natural gas to estimated future production of proved crude oil and natural gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.  Such present value of proved reserves’ future net cash flows excludes future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet.  Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense.  During the three year period ended December 31, 2014, the Company did not realize any impairment of its properties.

At December 31, 2014, the Company performed an impairment review using prices that reflect an average of 2014’s monthly prices as prescribed pursuant to the SEC’s guidelines.  These average prices used in the December 31, 2014 impairment review are significantly higher than the actual and currently forecasted prices in 2015.  As lower average monthly pricing is reflected in the trailing 12-month average pricing calculation, the present value of the Company’s future net revenues is expected to decline and impairment could be recognized.  Given the current oil and natural gas pricing environment, the Company believes it could have noncash ceiling test write-downs of its oil and natural gas properties in 2015.  The quarterly ceiling test considers many factors including reserves, capital expenditure estimates and trailing 12-month average prices.  SEC defined prices for each quarter in 2014 were as follows:

SEC Defined Prices for 12-Months Ended	NYMEX Oil Price (per Bbl)	Henry Hub Gas Price (per MMBtu)
December 31, 2014	$94.99	$4.35
September 30, 2014	$99.08	$4.24
June 30, 2014	$100.11	$4.10
March 31, 2014	$98.30	$3.99

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

The amortization of debt issuance costs for the years ended December 31, 2014, 2013 and 2012 was $2,776,024, $2,625,240 and $1,527,194, respectively.

Bond Premium on Senior Notes

At December 31, 2014, the Company had recorded a bond premium of $10.5 million in connection with the “8% Senior Notes Due 2020” (see Note 4).  This bond premium is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.

The amortization of the bond premium for the years ended December 31, 2014, 2013 and 2012 was $1,486,726, $960,177 and $0, respectively.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of December 31, 2014, 2013 and 2012, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

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

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  No valuation allowance has been recorded as of December 31, 2014 and 2013.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
Weighted Average Common Shares Outstanding – Basic	60,691,701	62,364,957	62,485,836
Plus: Potentially Dilutive Common Shares Including Stock Options and Restricted Stock	169,068	382,341	383,243
Weighted Average Common Shares Outstanding – Diluted	60,860,769	62,747,298	62,869,079
Restricted Stock Excluded From EPS Due To The Anti-Dilutive Effect	15,590	7,330	18,348

As of December 31, 2014, 2013 and 2012, potentially dilutive shares from stock options were 141,872, 241,872 and 251,963, respectively.  These options are all exercisable at December 31, 2014, 2013 and 2012, at an exercise price of $5.18.

The Company also has potentially dilutive shares from restricted stock grants outstanding of 538,499, 592,565 and 777,437, at December 31, 2014, 2013, and 2012, respectively.

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

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Crude oil and natural gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment recorded at December 31, 2014, 2013, and 2012.

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

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of comprehensive income from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  In the past, acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.  Development capital expenditures and purchases of properties that were in accounts payable and not yet paid in cash at December 31, 2014 and 2013 were approximately $221 million and $163 million, respectively.

2014 Acquisitions

During 2014, the Company acquired approximately 22,668 net acres, for an average cost of approximately $1,534 per net acre, in its key prospect areas in the form of effective leases.  During the same period, the Company separately acquired working interests in 125 gross (10.3 net) wells in undrilled locations in which it does not hold the underlying leasehold interests, for a total cost of approximately $10.6 million.

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

Divestitures

In the fourth quarter of 2012, the Company sold its interest in certain North Dakota and Montana properties covering 835 net acres for $0.9 million in consideration.

From time-to-time the Company may also trade leasehold interests with operators to balance working interests in spacing units to facilitate and encourage a more expedited development of the Company’s acreage.

Unproved Properties

Unproved properties not being amortized comprise approximately 55,743 net acres and 60,600 net acres of undeveloped leasehold interests at December 31, 2014 and 2013, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.   The following is a summary of capitalized costs excluded from depletion at December 31, 2014 by year incurred.

	Year Ended December 31,
	2014	2013	2012	Prior Years
Property Acquisition	$23,919,268	$13,085,405	$3,356,715	$10,281,045
Development	-	-	-	-
Total	$23,919,268	$13,085,405	$3,356,715	$10,281,045

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

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others:  intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  For the years ended December 31, 2014, 2013 and 2012, the Company included $21.4 million, $5.1 million and $0, respectively, related to expiring leases within costs subject to the depletion calculation.

NOTE 4     REVOLVING CREDIT FACILITY AND LONG TERM DEBT

Revolving Credit Facility

In February 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced its previous revolving credit facility with a syndicated facility.  The Revolving Credit Facility, which is secured by substantially all of the Company’s assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At December 31, 2014, the facility amount was $750 million, the borrowing base was $550 million and there was a $298 million outstanding balance, leaving $252 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, the Company may issue an unlimited amount of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The $500 million in Notes described below is “permitted additional indebtedness” as defined in the Revolving Credit Facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.5% to 1.5% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.5% to 2.5%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At December 31, 2014, the commitment fee was 0.5% and the interest rate margin was 2.0% on LIBOR loans and 1.0% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of its business or operations, merge, consolidate, or make investments.  In addition, the Company is required to maintain a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0 and a ratio of debt (as defined) to EBITDAX (as defined) of no greater than 4.0 to 1.0.

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

Common Stock

The following is a schedule of changes in the number of shares of common stock outstanding since the beginning of 2012:

	Year Ended December 31,
	2014	2013	2012
Beginning Balance	61,858,199	63,532,622	63,330,421
Stock Based Compensation	-	57,371	53,140
Stock Options Exercised	100,000	10,091	10,500
Restricted Stock Grants (Note 6)	299,416	353,596	837,239
Stock Repurchased	(1,153,885)	(2,036,383)	-
Other Surrenders	(79,461)	(59,098)	(698,678)
Other	42,443	-	-
Ending Balance	61,066,712	61,858,199	63,532,622

2014 Activity

In 2014, 43,835 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $587,000, which was based on the market price on the date the shares were surrendered.

In 2014, a former director of the Company exercised an aggregate of 100,000 stock options, which were granted in 2007.  Of those stock options, 35,626 shares were surrendered to cover the aggregate exercise price of approximately $518,000, based on the market price on the date the shares were surrendered.

In 2014, there was an increase in common stock of 42,443 shares, included as Other within the table above, to reflect an immaterial adjustment related to a prior period, to correct the Company’s total common shares outstanding that were on record as of December 31, 2014.

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

During the third quarter of 2013, the Company repurchased 2,036,383 shares of its common stock under the stock repurchase program.  This stock had a cost of approximately $26.1 million.  During the first quarter of 2014, the Company repurchased 1,018,897 shares of its common stock under the stock repurchase program.  This stock had a cost of approximately $13.7 million.  During the fourth quarter of 2014, the Company repurchased 134,988 shares of its common stock under the stock repurchase program. This stock had a cost of approximately $1.8 million.  All repurchased shares are included in the Company’s pool of authorized but unissued shares.  The Company’s accounting policy upon the repurchase of shares is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

Performance Equity Awards

In 2014, certain of the Company’s executive officers were granted performance equity awards under the 2014 long-term equity incentive program adopted by the compensation committee.  Entitlement to the performance shares will be based on the Company’s 2014 performance relative to established performance goals for proved reserve growth, debt-adjusted proved reserve value per share and year-over-year growth in average stock price relative to a selected peer group.  Participants may earn from zero to 180 percent of their 2014 base salaries and the amounts earned will be settled in restricted shares of common stock that will vest annually over a subsequent three-year service-based vesting period beginning in 2015.  The maximum dollar amount of the performance shares issuable if all participants earned the maximum award would total $3.1 million.  For the year ended December 31, 2014, the Company has recorded $0.6 million of compensation expense in connection with these performance equity awards.  No such performance equity awards have vested.

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

Restricted Stock Awards

During the years ended December 31, 2014, 2013 and 2012, the Company issued 299,416, 353,596 and 837,239, respectively, restricted shares of common stock as compensation to officers, employees, and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than January 2018.  As of December 31, 2014, there was approximately $5.6 million of total unrecognized compensation expense related to unvested restricted stock. This compensation expense will be recognized over the remaining vesting period of the grants.  The Company has assumed a zero percent forfeiture rate for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the years ended December 31, 2014, 2013 and 2012:

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	Average	Of	Average	Of	Average
	Shares	Price	Shares	Price	Shares	Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of the Year	592,565	$16.84	777,437	$18.93	1,216,992	$19.87
Shares Granted	299,416	12.09	353,596	15.33	837,239	19.91
Shares Forfeited	-	-	(39,049)	16.78	(628,550)	19.08
Lapse of Restrictions	(353,482)	17.84	(499,419)	19.03	(648,244)	21.83
Restricted Shares Outstanding at the End of the Year	538,499	$13.54	592,565	$16.84	777,437	$18.93

Stock Option Awards

On November 1, 2007, the board of directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Incentive Stock Option Plan.  The Company granted options to purchase 500,000 shares of the Company’s common stock to members of the board and options to purchase 60,000 shares of the Company’s common stock to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  As of December 31, 2014, options to purchase a total of 141,872 shares of the Company’s common stock remain outstanding but unexercised.  The board of directors determined that no future grants will be made pursuant to the 2006 Incentive Stock Option Plan.

The Company used the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  The Company used the simplified method to determine the expected term of the options due to the lack of sufficient historical data.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options is recognized as compensation over the vesting period.  There were no stock options granted by the Company in 2014, 2013 and 2012.

Changes in stock options for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
2014:

Beginning Balance	241,872	$-	-	$-
Granted	-	-	-	-
Exercised	(100,000)	5.18	-	-
Forfeited	-	-	-	-
Outstanding at December 31	141,872	5.18	2.8	66,680
Exercisable	141,872	5.18	2.8	66,680
Ending Vested	141,872	5.18	2.8	66,680
Weighted Average Fair Value of Options Granted During Year		$-

2013:

Beginning Balance	251,963	$-	-	$-
Granted	-	-	-	-
Exercised	(10,091)	5.18	-	-
Forfeited	-	-	-	-
Outstanding at December 31	241,872	5.18	3.8	2,392,000
Exercisable	241,872	5.18	3.8	2,392,000
Ending Vested	241,872	5.18	3.8	2,392,000
Weighted Average Fair Value of Options Granted During Year		$-

2012:

Beginning Balance	262,463	$-	-	$-
Granted	-	-	-	-
Exercised	(10,500)	5.18	-	-
Forfeited	-	-	-	-
Outstanding at December 31	251,963	5.18	4.8	2,933,000
Exercisable	251,963	5.18	4.8	2,933,000
Ending Vested	251,963	5.18	4.8	2,933,000
Weighted Average Fair Value of Options Granted During Year		$-

Currently Outstanding Options

•	No options were forfeited during the years ended December 31, 2014, 2013, and 2012.

•	No options expired during the years ended December 31, 2014, 2013, and 2012.

•	Options covering 141,872 shares were exercisable and outstanding at December 31, 2014.

•
The Company recorded no compensation expense related to these options for the years ended December 31, 2014, 2013, and 2012.  There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of December 31, 2014, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	There were no unvested options at December 31, 2014, 2013, and 2012.

NOTE 7     RELATED PARTY TRANSACTIONS

The Company is a non-operating participant in a number of wells in North Dakota that are operated by Emerald Oil, Inc. (“Emerald”), by virtue of leased acreage held by the Company in drilling units operated by Emerald.  As of December 31, 2014, such wells included 43 gross (7.8 net) producing wells, and an additional 4 gross (0.2 net) wells that were drilling or awaiting completion.  Based on authorizations for expenditure (or AFEs) provided by Emerald with respect to each of the wells, the total drilling and completion costs for these 47 gross wells was estimated at approximately $479 million, approximately $80 million of which is attributable to Northern Oil’s working interest in the wells.  James Russell (J.R.) Reger is a current director (and until March 2014 was an executive officer) of Emerald, which is a publicly-traded company.  J.R. Reger is also the brother of Northern Oil’s Chairman and Chief Executive Officer, Michael Reger.  At December 31, 2014, the Company’s accounts receivable and accounts payable balances with Emerald were $2.9 million and $8.4 million, respectively.  At December 31, 2013, the Company’s accounts receivable and accounts payable balances with Emerald were $4.6 million and $23.2 million, respectively.  There were no outstanding accounts receivable or accounts payable balances with Emerald at December 31, 2012.  The Company recorded total revenues of $13.3, $7.8 million and $0 million from Emerald for the years ended December 31, 2014, 2013, and 2012, respectively.

All transactions involving related parties were approved or ratified by the Company’s board of directors or Audit Committee.

NOTE 8     COMMITMENTS & CONTINGENCIES

Litigation

The Company is engaged in proceedings incidental to the normal course of business.  Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention.  Based upon the information available to the Company and discussions with legal counsel, it is the Company’s opinion that the outcome of the various legal actions and claims that are incidental to its business will not have a material impact on the financial position, results of operations or cash flows.  Such matters, however, are subject to many uncertainties, and the outcome of any matter is not predictable with assurance.  For the year ended December 31, 2014, the Company’s general and administrative expense included $0.6 million in dispute settlement expenses.

The Company is party to a quiet title action in North Dakota that relates to its interest in certain crude oil and natural gas leases.  In the event the action results in a final judgment that is adverse to the Company, the Company would be required to reverse approximately $1.7 million in revenue (net of accrued taxes) that has been accrued since the second quarter of 2008 based on the Company’s purported interest in the crude oil and natural gas leases at issue, $0.2, $0.3 million and $0.2 million of which relates to the years ended December 31, 2014, 2013 and 2012, respectively.  The Company fully maintains the validity of its interest in the crude oil and natural gas leases, and is vigorously defending such interest.

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

Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate retirement costs, inflation factors, credit-adjusted discount rates, timing of retirement, and changes in the legal, regulatory, environmental and political environments.  To the extent future revisions to these assumptions impact the present value of the existing ARO, a corresponding adjustment is made to the oil and gas property balance.  For example, as the Company analyzes actual plugging and abandonment information, the Company may revise its estimate of current costs, the assumed annual inflation of the costs and/or the assumed productive lives of its wells.  During 2014, the Company increased its existing ARO by $0.1 million or approximately 2% of the ARO liability at December 31, 2014.  This increase was due to an increase in the estimated costs to plug and abandon the Company’s wells and a decrease in the productive life of certain of its oil and gas properties.  During 2013, the Company increased its existing ARO by $1.1 million or approximately 71% of the ARO liability at December 31, 2013.  This increase was due to an increase in the estimated costs to plug and abandon the Company’s wells and a decrease in the productive life of certain of its oil and gas properties.

The following table summarizes the company’s asset retirement obligation transactions recorded during the year ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
Beginning Asset Retirement Obligation	$3,824,002	$1,542,542
Liabilities Incurred During the Period	868,460	755,484
Revision of Estimates	83,626	1,097,097
Accretion of Discount on Asset Retirement Obligations	461,762	428,879
Liabilities Settled During the Period	(132,088)	-
Ending Asset Retirement Obligation	$5,105,762	$3,824,002

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

The income tax provision for the year ended December 31, 2014, 2013, and 2012 consists of the following:

	2014	2013	2012
Current Income Taxes	$3,259,445	$(8,386)	$17,772
Deferred Income Taxes
Federal	87,625,430	29,826,000	39,850,000
State	8,482,125	1,950,000	3,134,000
Total Expense	$99,367,000	$31,767,614	$43,001,772

The following is a reconciliation of the reported amount of income tax expense for the years ended December 31, 2014, 2013, and 2012 to the amount of income tax expenses that would result from applying the statutory rate to pretax income.

Reconciliation of reported amount of income tax expense:

	2014	2013	2012
Income Before Taxes and NOL	$263,112,945	$84,834,650	$115,286,396
Federal Statutory Rate	X 35%	X 35%	X 35%
Taxes Computed at Federal Statutory Rates	92,090,000	29,692,000	40,350,000
State Taxes, Net of Federal Taxes	5,404,300	909,614	2,086,772
Non-Deductible Compensation	1,872,700	1,166,000	565,000
Reported Provision	$99,367,000	$31,767,614	$43,001,772

At December 31, 2014, the Company had a net operating loss carryforward for federal income tax purposes of $516.5 million.  If unutilized, the federal net operating losses will expire in 2027-2034.  At December 31, 2014, the Company had an alternative minimum tax credit for federal income tax purpose of $3.3 million.  This credit carryforward does not expire.

The components of the Company’s deferred tax asset (liability) were as follows:

	Year Ended December 31,
	2014	2013
Deferred Tax Assets
Current:
Share Based Compensation	$1,141,000	$1,834,000
Accrued Interest	1,238,000	1,241,000
Derivative Instruments	-	7,094,000
Accrued Expenses	986,000	-
Other	683,000	391,000
Total Current	4,048,000	10,560,000

Non-Current:
Net Operating Loss (NOLs) and Tax Credit Carryforwards	194,227,445	316,266,000
Other	94,000	69,000
Total Non-Current	194,321,445	316,335,000
Total Deferred Tax Asset	$198,369,445	$326,895,000

Deferred Tax Liabilities
Current:
Derivative Instruments	(47,877,000)	-
Other	(110,000)	(129,000)
Total Current	$(47,987,000)	$(129,000)

Non-Current:
Crude Oil and Natural Gas Properties and Other Property	(343,657,000)	(432,596,000)
Derivative Instruments	(9,076,000)	(413,000)
Total Non-Current	(352,733,000)	(433,009,000)

Total Deferred Tax Liability	(400,720,000)	(433,138,000)

Total Net Deferred Tax Liability	$(202,350,555)	$(106,243,000)

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2014, 2013 and 2012,  the Company did not recognize any interest or penalties in its statements of comprehensive income, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2014 and 2013 relating to unrecognized benefits.

The tax years 2014, 2013, 2012 and 2011 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

NOTE 11     OPERATING LEASES

Vehicles

The Company leases vehicles under noncancelable operating leases.  Total lease expense under the agreements was approximately $30,000, $28,000 and $48,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Minimum future lease payments under these vehicle leases are approximately $45,000 in 2015, $45,000 in 2016, $41,000 in 2017 and 30,000 in 2018.

Building

Effective November 2011, the Company extended their original operating lease agreement on 3,044 square feet of office space and added an additional 1,609 square feet of office space, for a total of 4,653 square feet.  The two leases require initial gross monthly lease payments of $18,612.  The monthly payments increase by 4% on each anniversary date.  The leases expire in November 2015.  The Company also has annual and month to month lease agreements related to storage and parking spaces.  Total rent expense under the agreements was approximately $267,000, $249,000 and $217,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Minimum future lease payments under the building leases are as follows:

Year Ended December 31,	Amount
2015	$269,000
2016	58,000
2017	54,000
Total	$381,000

The Company received $91,320 of landlord incentives under the original lease agreement and an additional $58,620 under the lease for the additional 1,609 square feet.  The Company has recorded a deferred rent liability for these amounts that are being amortized over the term of the leases.

Effective October 2014, the Company entered into an operating lease agreement on 1,900 square feet of office space for its Denver location.  The lease requires an initial monthly lease payment of $4,750.  The monthly payments increase by 2% on each anniversary date.  The lease expires in November, 2017.  Total rent expense under the agreement was approximately $15,000 for the year ended December 31, 2014.

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

The following schedule summarizes the valuation of financial instruments measured at fair value on a recurring basis in the balance sheet as of December 31, 2014 and 2013.

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps)	$-	$128,893,220	$-
Commodity Derivatives – Non-Current Asset (crude oil swaps)	-	25,013,011	-
Commodity Derivatives – Non-Current Liability (crude oil swaptions)	-	(579,070)	-
Total	$-	$153,327,161	$-

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps and collars)	$-	$62,890	$-
Commodity Derivatives – Current Liability (crude oil swaps and collars)		(19,119,646)
Commodity Derivatives – Non-Current Asset (crude oil swaps and collars)	-	1,745,405	-
Commodity Derivatives – Non-Current Liability (crude oil swaps and collars	-	(637,208)	-
Total	$-	$(17,948,559)	$-

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

The Company’s long-term debt is not measured at fair value on the balance sheets and the fair value is being provided for disclosure purposes.  At December 31, 2014, the Company had $500 million of senior unsecured notes and $298 million under the Revolving Credit Facility outstanding with a fair value of $376.3 million and $298 million, respectively.  At December 31, 2013, the Company had $500 million of senior unsecured notes and $75 million under the Revolving Credit Facility outstanding with a fair value of $527.5 million and $75 million, respectively. The estimated fair value of debt was based upon quoted market prices and, where such prices were not available, other observable inputs regarding interest rates available to the Company at the end of each respective period.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the years ended December 31, 2014 and 2013.

NOTE 13      FINANCIAL INSTRUMENTS

The Company’s non-derivative financial instruments include cash and cash equivalents and credit facility and are not measured at fair value on the balance sheets.  The carrying amount of these non-derivative financial instruments approximate their fair values (See Note 12).

The Company’s accounts receivable relate to crude oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  Management believes the Company’s accounts receivable at December 31, 2014 and 2013 do not represent significant credit risks as they are dispersed across many counterparties.  The Company has recorded an allowance for doubtful accounts of $1.8 million and $1.1 million at December 31, 2014 and December 31, 2013, respectively.  As of December 31, 2014, outstanding derivative contracts with commercial banks participating in the Company’s Revolving Credit Facility represent all of the Company’s crude oil volumes hedged.  These commercial banks have investment-grade ratings from Moody’s and Standard & Poor and are lenders under the Company’s Revolving Credit Facility and management believes this does not represent a significant credit risk.

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

Crude Oil Derivative Contracts Cash-flow Not Designated as Hedges

The Company recorded realized losses on settled derivatives of $7.9, $12.2 million and $0.4 million as a loss on settled derivatives in the statement of comprehensive income for the years ended December 31, 2014, 2013 and 2012, respectively.  The Company recorded (losses) gains of $171.3, $(21.3) million and $15.1 million as (losses) gains on the mark-to-market of derivatives in the statement of comprehensive income for the years ended December 31, 2014, 2013 and 2012, respectively.  Mark-to-market gains and losses represent changes in fair values of derivatives that have not been settled.

The following table reflects open commodity swap contracts as of December 31, 2014, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price
Swaps-Crude Oil
01/01/15 – 06/30/15	360,000	89.15
01/01/15 – 06/30/15	60,000	90.50
01/01/15 – 06/30/15	180,000	88.55
01/01/15 – 06/30/15	180,000	88.00
01/01/15 – 06/30/15	60,000	90.75
01/01/15 – 06/30/15	60,000	90.25
01/01/15 – 06/30/15	90,000	89.00
01/01/15 – 06/30/15	90,000	89.00
01/01/15 – 12/31/15	720,000	89.00
01/01/15 – 12/31/15	360,000	89.00
01/01/15 – 12/31/15	360,000	89.02
01/01/15 – 12/31/15	180,000	89.00
01/01/15 – 12/31/15	180,000	89.00
07/01/15 – 12/31/15(1)	180,000	90.75
07/01/15 – 12/31/15(1)	180,000	91.00
07/01/15 – 12/31/15(1)	180,000	91.25
07/01/15 – 06/30/16	360,000	89.00
07/01/15 – 06/30/16	360,000	90.00
07/01/15 – 06/30/16	360,000	91.00
01/01/16 – 06/30/16	180,000	90.00
01/01/16 – 06/30/16	90,000	90.00
01/01/16 – 06/30/16	90,000	90.00
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

As of December 31, 2014, the Company had a total volume on open commodity swaps of 4.9 million barrels at a weighted average price of approximately $89.53.

The following table reflects the weighted average price of open commodity derivative contracts as of December 31, 2014, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price
2015	3,960,000	89.43
2016	900,000	90.00

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

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at December 31, 2014 and 2013, respectively.  Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

Type of Crude Oil Contract	Balance Sheet Location	December 31, Estimated Fair Value
		2014	2013

Derivative Assets:
Swap Contracts	Current Assets	$128,893,220	$62,890
Swap Contracts	Non-Current Assets	25,013,011	1,745,405
Total Derivative Assets		$153,906,231	$1,808,295

Derivative Liabilities:
Swap Contracts	Current Liabilities	-	(19,111,820)
Costless Collars	Current Assets/Liabilities	-	(7,826)
Swap Contracts	Non-Current Liabilities	-	(637,208)
Swaption Contracts	Non-Current Liabilities	$(579,070)	$-
Total Derivative Liabilities		$(579,070)	$(19,756,854)

The following disclosures are applicable to the Company’s financial statements, as of December 31, 2014, 2013 and 2012:

Derivative Type	Location of Loss for Effective and Ineffective Portion of Derivative in Income	Amount of Loss Reclassified from AOCI into Income
		Year Ended December 31,
		2014	2013	2012
Commodity – Cash Flow	Loss on Settled Derivatives	$-	$-	$101,309

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

	Estimated Fair Value at December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Derivative Assets:
Current Assets	$128,893,220	$-	$128,893,220
Non-Current Assets	25,013,011	-	25,013,011
Total Derivative Assets	$153,906,231	$-	$153,906,231

Offsetting of Derivative Liabilities:
Current Liabilities	$-	$-	$-
Non-Current Liabilities	(579,070)	-	(579,070)
Total Derivative Liabilities	$(579,070)	$-	$(579,070)

	Estimated Fair Value at December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Derivative Assets:
Current Assets	$629,178	$(566,288)	$62,890
Non-Current Assets	2,589,079	(843,674)	1,745,405
Total Derivative Assets	$3,218,257	$(1,409,962)	$1,808,295

Offsetting of Derivative Liabilities:
Current Liabilities	$(19,685,934)	$566,288	$(19,119,646)
Non-Current Liabilities	(1,480,882)	843,674	(637,208)
Total Derivative Liabilities	$(21,166,816)	$1,409,962	$(19,756,854)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with counterparties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of December 31, 2014.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 12 for the aggregate fair value of all derivative instruments that were in a net liability position at December 31, 2014 and 2013.

NOTE 15     EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2014, 2013, and 2012:

	2014			2013			2012
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$163,745,945	60,691,701	$2.70	$53,067,036	62,364,957	$0.85	$72,284,624	62,485,836	$1.16
Dilutive Effect of Options	-	169,068	(0.01)	-	382,341	-	-	383,243	(0.01)
Diluted EPS	$163,745,945	60,860,769	$2.69	$53,067,036	62,747,298	$0.85	$72,284,624	62,869,079	$1.15

For the year ended December 31, 2014 and 2013 restricted stock of 15,590 and 7,330 shares of common stock were excluded from EPS due to the anti-dilutive effect.

NOTE 16     EMPLOYEE BENEFIT PLANS

In 2009, the Company adopted a defined contribution 401(k) plan for substantially all of its employees.  The plan provides for Company matching of employee contributions to the plan.  During 2014, 2013 and 2012, the Company provided a match contribution equal to 100% of an eligible employee’s deferral contribution, up to 8% of the employee’s earnings up to the maximum allowable amount.  The Company contributed approximately $269,000, $240,000 and $189,000 to the 401(k) plan for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 17     SEVERANCE ARRANGEMENTS

The Company’s former president, Ryan Gilbertson, resigned effective October 1, 2012.  In connection with his resignation, the Company and Mr. Gilbertson entered into a separation and release agreement and a consulting agreement (collectively, the “New Agreements”), which terminated and superseded his prior employment agreement with the Company (except for certain surviving provisions).  Pursuant to the New Agreements, Mr. Gilbertson’s outstanding and unvested restricted stock awards continued to vest on their original vesting schedules, so long as Mr. Gilbertson does not terminate the consulting agreement and the Company did not terminate the consulting agreement for cause (as defined).  In addition, pursuant to the New Agreements the Company (i) provided Mr. Gilbertson with a prorated portion of his 2012 year-end bonus (based on predetermined performance metrics and as determined by the Company’s compensation committee following the end of 2012), (ii) bought out the lease and transferred title to Mr. Gilbertson on his Company-leased vehicle, and (iii) reimbursed Mr. Gilbertson for continuation coverage pursuant to COBRA on the Company’s health plans for 18 months.

In connection with the New Agreements, the Company concluded the unvested restricted stock awards were modified in connection with the change in Mr. Gilbertson’s employment status and service requirements.  Because the Company expected Mr. Gilbertson’s awards would vest under the modified conditions but his period of active service in substance had concluded, $4.3 million of share based compensation costs was reflected in general and administrative expense during the third quarter of 2012 related to the modified awards.   Additionally, the cash expenses estimated for Mr. Gilbertson’s prorated 2012 bonus, Company-leased vehicle and continuation coverage pursuant to COBRA was estimated at approximately $0.6 million and was reflected in general and administrative expense during the third quarter of 2012.

On October 16, 2012, the Company terminated the employment of its Chief Operating Officer, James R. Sankovitz.  Mr. Sankovitz’s termination was “not for cause” under his existing employment agreement with the Company, and as a result he was entitled to certain severance benefits which included a single lump-sum payment of one times his $325,000 base salary.   In addition, the Company agreed to buy out the lease and transfer title to Mr. Sankovitz on his Company-leased vehicle, and reimburse Mr. Sankovitz for continuation coverage pursuant to COBRA on the Company’s health plans for 18 months.

NOTE 18     SUBSEQUENT EVENTS

The Company reviews the value of its oil and gas properties whenever management judges that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  At December 31, 2014, the Company performed an impairment review using prices that reflect an average of 2014’s monthly prices as prescribed pursuant to the SEC’s guidelines.  These average prices used in the December 31, 2014 impairment review are significantly higher than the actual and currently forecasted prices in 2015.  Different pricing assumptions or discount rates could result in a different calculated impairment.  As lower average monthly pricing is reflected in the trailing 12-month average pricing calculation, the present value of the Company’s future net revenues is expected to decline and impairment could be recognized.

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

Costs Incurred and Capitalized Costs

The costs incurred in crude oil and natural gas acquisition, exploration and development activities are highlighted in the table below.

	Year Ended December 31,
	2014	2013	2012
Costs Incurred for the Year:
Proved Property Acquisition and Other	$29,838,482	$29,404,632	$24,791,828
Unproved Property Acquisition	27,561,901	20,207,844	27,304,425
Development	479,472,251	389,491,634	485,392,505
Total	$536,872,634	$439,104,110	$537,488,758

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.  The following is a summary of capitalized costs excluded from depletion at December 31, 2014 by year incurred.

	Year Ended December 31,
	2014	2013	2012	Prior Years
Property Acquisition	$23,919,268	$13,085,405	$3,356,715	$10,281,045
Development	-	-	-	-
Total	$23,919,268	$13,085,405	$3,356,715	$10,281,045

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

	Natural Gas	Oil
	(MCF)	(BBLS)
Proved Developed and Undeveloped Reserves at December 31, 2011	29,669,164	41,876,978

Revisions of Previous Estimates	(1,410,547)	812,371
Extensions, Discoveries and Other Additions	14,788,384	21,490,244
Production	(1,768,872)	(3,465,312)

Proved Developed and Undeveloped Reserves at December 31, 2012	41,278,129	60,714,281

Revisions of Previous Estimates	(8,634,689)	(12,749,049)
Extensions, Discoveries and Other Additions	20,096,944	31,880,594
Production	(2,572,251)	(4,046,701)

Proved Developed and Undeveloped Reserves at December 31, 2013	50,168,133	75,799,125

Revisions of Previous Estimates	2,465,251	(11,397,088)
Extensions, Discoveries and Other Additions	21,984,514	29,662,181
Production	(3,682,781)	(5,150,913)

Proved Developed and Undeveloped Reserves at December 31, 2014	70,935,117	88,913,305

Proved Developed Reserves:
December 31, 2011	8,452,653	14,338,576
December 31, 2012	17,350,166	27,345,824
December 31, 2013	20,642,967	32,043,405
December 31, 2014	38,277,770	44,666,408
Proved Undeveloped Reserves:
December 31, 2011	21,216,511	27,538,402
December 31, 2012	23,927,963	33,368,457
December 31, 2013	29,525,166	43,755,720
December 31, 2014	32,657,347	44,246,897

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

	Year Ended December 31,
	2014	2013	2012
Future Cash Inflows	$7,912,622,500	$6,932,701,500	$5,353,167,000
Future Production Costs	(2,281,320,000)	(2,093,282,688)	(1,436,711,062)
Future Development Costs	(1,453,562,125)	(1,281,664,750)	(846,363,500)
Future Income Tax Expense	(1,058,511,086)	(952,120,002)	(817,296,323)
Future Net Cash Inflows	$3,119,229,289	$2,605,634,060	$2,252,796,115

10% Annual Discount for Estimated Timing of Cash Flows	(1,713,849,746)	(1,381,267,234)	(1,211,441,321)

Standardized Measure of Discounted Future Net Cash Flows	$1,405,379,543	$1,224,366,826	$1,041,354,794

The twelve month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves.  The price of other liquids is included in natural gas.  The prices for the Company’s reserve estimates were as follows:

	Natural Gas	Oil
	MCF	Bbl
December 31, 2014	$7.37	$83.11
December 31, 2013	$5.23	$88.00
December 31, 2012	$4.78	$84.92

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum follow:

	Year Ended December 31,
	2014	2013	2012
Beginning of Period	$1,224,366,826	$1,041,354,794	$838,697,384
Sales of Oil and Natural Gas Produced, Net of Production Costs	(330,395,323)	(292,369,010)	(235,769,953)
Extensions and Discoveries	567,026,734	640,467,848	455,623,034
Previously Estimated Development Cost Incurred During the Period	205,125,299	139,069,899	193,669,706
Net Change of Prices and Production Costs	(52,577,882)	16,693,046	(179,505,191)
Change in Future Development Costs	(64,185,447)	45,583,609	(112,995,358)
Revisions of Quantity and Timing Estimates	(326,674,460)	(454,395,244)	15,687,427
Accretion of Discount	152,128,992	128,740,632	110,133,321
Change in Income Taxes	(79,196)	(50,871,552)	16,584,302
Other	30,644,000	10,092,804	(60,769,878)
End of Period	$1,405,379,543	$1,224,366,826	$1,041,354,794

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years end December 31, 2014 and 2013 is as follows:
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2014
Total Revenues	$82,125,307	$74,602,013	$180,777,489	$257,521,933
Gains (Losses) on the Mark-to-Market of Derivative Instruments	(7,859,683)	(35,307,533)	68,600,900	145,842,035
Expenses	61,567,241	71,439,778	77,130,955	79,717,511
Income from Operations	20,558,066	3,162,235	103,646,534	177,804,422
Other Income (Expense)	(9,868,303)	(10,324,685)	(10,611,224)	(11,254,100)
Income Tax Provision (Benefit)	4,100,000	(2,750,000)	35,050,000	62,967,000
Net Income	6,589,763	(4,412,450)	57,985,310	103,583,322
Net Income Per Common Share – Basic	0.11	(0.07)	0.96	1.71
Net Income Per Common Share – Diluted	0.11	(0.07)	0.95	1.71
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2013
Total Revenues	$67,898,082	$96,161,803	$69,784,200	$101,929,786
Gains (Losses) on the Mark-to-Market of Derivative Instruments	(14,910,655)	17,009,668	(29,353,161)	5,995,130
Expenses	47,234,013	48,432,751	57,671,154	64,439,006
Income from Operations	20,664,069	47,729,052	12,113,046	37,490,780
Other Income (Expense)	(6,107,936)	(8,087,379)	(9,382,142)	(9,584,840)
Income Tax Provision	5,604,614	14,630,000	1,028,000	10,505,000
Net Income	8,951,519	25,011,673	1,702,904	17,400,940
Net Income Per Common Share – Basic	0.14	0.40	0.03	0.28
Net Income Per Common Share – Diluted	0.14	0.39	0.03	0.28