Form 10-Q
period 2015-03-31
NORTHERN OIL & GAS, INC.
filed 2015-05-08
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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
Yes ☐ No ☒

As of May 1, 2015, there were 61,613,968 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

March 31, 2015

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
MARCH 31, 2015 AND DECEMBER 31, 2014

	March 31, 2015 (unaudited)	December 31, 2014
CURRENT ASSETS
Cash and Cash Equivalents	$5,741,083	$9,337,512
Trade Receivables	78,591,692	85,931,719
Advances to Operators	1,875,149	930,034
Prepaid and Other Expenses	1,268,652	895,088
Derivative Instruments	124,698,923	128,893,220
Total Current Assets	212,175,499	225,987,573

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	2,235,833,943	2,167,452,297
Unproved	26,854,820	50,642,433
Other Property and Equipment	1,879,928	1,870,369
Total Property and Equipment	2,264,568,691	2,219,965,099
Less – Accumulated Depreciation, Depletion and Impairment	(863,573,953)	(458,038,546)
Total Property and Equipment, Net	1,400,994,738	1,761,926,553

DERIVATIVE INSTRUMENTS	14,397,517	25,013,011

DEBT ISSUANCE COSTS	13,097,051	13,819,195

TOTAL ASSETS	$1,640,664,805	$2,026,746,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$161,546,866	$231,557,547
Accrued Expenses	4,663,999	6,653,124
Accrued Interest	13,615,052	3,585,536
Derivative Instruments	100,646	-
Deferred Tax Liability	41,679,000	43,938,000
Asset Retirement Obligations	212,771	-
Total Current Liabilities	221,818,334	285,734,207

LONG-TERM LIABILITIES
Revolving Credit Facility	338,000,000	298,000,000
8% Senior Notes	507,681,416	508,053,097
Derivative Instruments	-	579,070
Asset Retirement Obligations	5,096,882	5,105,762
Deferred Tax Liability	25,191,555	158,412,555
Total Long-Term Liabilities	875,969,853	970,150,484

TOTAL LIABILITIES	1,097,788,187	1,255,884,691

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	-	-
Common Stock, Par Value $.001; 95,000,000 Authorized, (3/31/2015 – 61,553,309 Shares Outstanding and 12/31/2014 – 61,066,712 Shares Outstanding)	61,553	61,067
Additional Paid-In Capital	435,085,349	433,332,285
Retained Earnings	107,729,716	337,468,289
Total Stockholders’ Equity	542,876,618	770,861,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,640,664,805	$2,026,746,332
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
REVENUES
Oil and Gas Sales	$50,454,148	$96,802,970
Gain (Loss) on Settled Derivatives	39,994,650	(6,817,980)
Losses on the Mark-to-Market of Derivative Instruments	(14,331,367)	(7,859,683)
Other Revenue	7,207	-
Total Revenues	76,124,638	82,125,307

OPERATING EXPENSES
Production Expenses	14,199,090	11,677,429
Production Taxes	5,413,108	9,791,201
General and Administrative Expense	4,352,806	3,997,690
Depletion, Depreciation, Amortization and Accretion	45,213,039	36,100,921
Impairment of Oil and Natural Gas Properties	360,428,962	-
Total Expenses	429,607,005	61,567,241

(LOSS) INCOME FROM OPERATIONS	(353,482,367)	20,558,066

OTHER INCOME (EXPENSE)
Interest Expense, Net of Capitalization	(11,736,547)	(9,898,968)
Other Income	342	30,665
Total Other Income (Expense)	(11,736,205)	(9,868,303)

(LOSS) INCOME BEFORE INCOME TAXES	(365,218,572)	10,689,763

INCOME TAX PROVISION	(135,480,000)	4,100,000

NET (LOSS) INCOME	$(229,738,572)	$6,589,763

Net (Loss) Income Per Common Share – Basic	$(3.79)	$0.11
Net (Loss) Income Per Common Share – Diluted	$(3.79)	$0.11
Weighted Average Shares Outstanding – Basic	60,556,180	61,203,725
Weighted Average Shares Outstanding – Diluted	60,556,180	61,446,274

    The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)
	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(229,738,572)	$6,589,763
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	45,213,039	36,100,921
Amortization of Debt Issuance Costs	722,144	634,592
Amortization of 8% Senior Notes Premium	(371,681)	(371,681)
Deferred Income Taxes	(135,480,000)	4,100,000
Loss on the Mark-to-Market of Derivative Instruments	14,331,367	7,859,683
Amortization of Deferred Rent	(3,664)	(3,664)
Share-Based Compensation Expense	1,695,873	557,865
Impairment of Oil and Natural Gas Properties	360,428,962	-
Changes in Working Capital and Other Items:
Trade Receivables	7,340,027	4,615,349
Prepaid Expenses and Other	(333,009)	(292,994)
Accounts Payable	(4,302,624)	4,139,303
Accrued Interest	9,417,583	8,984,260
Accrued Expenses	(1,985,461)	(165,777)
Asset Retirement Obligations	(57,532)	-
Net Cash Provided By Operating Activities	66,876,452	72,747,620

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Natural Gas Properties and Development Capital Expenditures	(110,547,904)	(119,186,402)
Proceeds from Sale, Net of Oil and Natural Gas Properties	160,944	-
Purchases of Other Property and Equipment	(9,559)	(14,052)
Net Cash Used For Investing Activities	(110,396,519)	(119,200,454)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	50,000,000	63,000,000
Repayments on Revolving Credit Facility	(10,000,000)	-
Debt Issuance Costs Paid	-	(225,000)
Repurchase of Common Stock	(76,362)	(13,900,382)
Net Cash Provided by Financing Activities	39,923,638	48,874,618

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,596,429)	2,421,784

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	9,337,512	5,687,166

CASH AND CASH EQUIVALENTS – END OF PERIOD	$5,741,083	$8,108,950

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$2,062,136	$714,658
Cash Paid During the Period for Income Taxes	$3,300,000	$-

Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	$155,548,338	$158,428,005
Capitalized Asset Retirement Obligations	$154,830	$91,869
Non-Cash Compensation Capitalized on Oil and Gas Properties	$134,039	$152,557
The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015
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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of March 31, 2015, approximately 65% of Northern’s 180,633 total net acres were developed.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein is unaudited, except for the balance sheet as of December 31, 2014, which has been derived from the Company’s audited financial statements for the year ended December 31, 2014.  However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Use of Estimates

The preparation of financial statements under GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to proved crude oil and natural gas reserve volumes, future development costs, estimates relating to certain crude oil and natural gas revenues and expenses, fair value of derivative instruments, impairment of oil and natural gas properties, and deferred income taxes.  Actual results may differ from those estimates.

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

The allowance for doubtful accounts at March 31, 2015 and December 31, 2014 was $2,340,000 and $1,840,000, respectively.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.  Depreciation expense was $79,775 and $79,668 for the three months ended March 31, 2015 and 2014, respectively.

Oil and Gas Properties

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
Capitalized Certain Payroll and Other Internal Costs	$425,428	$648,876
Capitalized Interest Costs	737,750	1,197,410
	$1,163,178	$1,846,286

As of March 31, 2015, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  There were no property sales in the three months ended March 31, 2015 and 2014 that resulted in a significant alteration.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling.  The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions or financial derivatives, if any, that hedge the Company’s oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties.  If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or non-cash writedown is required.

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded a non-cash ceiling test impairment of $360.4 million in the three-month period ended March 31, 2015.  The Company did not have any impairment of its proved oil and gas properties for the three-month period ended March 31, 2014.  The impairment charge affected our reported net income but did not reduce our cash flow. Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have recovered, and remain at recovered levels, so as to meaningfully increase the trailing 12-month average price used in the ceiling calculation.  In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three months ended March 31, 2015 and 2014, the Company transferred into the full cost pool costs related to expired leases of $5.5 million and $7.3 million, respectively.

Asset Retirement Obligations

The Company accounts for its abandonment and restoration liabilities under FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”), which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service. When the liability is initially recorded, the Company increases the carrying amount of oil and natural gas properties by an amount equal to the original liability. The liability is accreted to its present value each period, and the capitalized cost is included in capitalized costs and depreciated consistent with depletion of reserves. Upon settlement of the liability or the sale of the well, the liability is reversed. These liability amounts may change because of changes in asset lives, estimated costs of abandonment or legal or statutory remediation requirements.

Debt Issuance Costs

Deferred financing costs include origination, legal and other fees to issue debt in connection with the Company’s credit facility and senior unsecured notes.  These debt issuance costs are being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method (see Note 4).

The amortization of debt issuance costs for the three months ended March 31, 2015 and 2014 was $722,144 and $634,592, respectively.

Bond Premium on Senior Notes

At March 31, 2015, the Company had recorded a bond premium of $10.5 million in connection with the “8% Senior Notes Due 2020” (see Note 4).  This bond premium is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.

The amortization of the bond premium for the three months ended March 31, 2015 and 2014 was $371,681, in each period.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  For the three months ended March 31, 2015 and 2014, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

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

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  No valuation allowance has been recorded as of March 31, 2015 and December 31, 2014.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Weighted Average Common Shares Outstanding – Basic	60,556,180	61,203,725
Plus: Potentially Dilutive Common Shares Including Stock Options and Restricted Stock	-	242,549
Weighted Average Common Shares Outstanding – Diluted	60,556,180	61,446,274

Restricted Stock Excluded From EPS Due To The Anti-Dilutive Effect	144,420	5,213

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

The Company follows the provisions of FASB ASC 815, “Derivatives and Hedging” (“FASB ASC 815”) as amended. It requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value and marked-to-market at the end of each period.  Any realized gains and losses are recorded to gain (loss) on settled derivatives and mark-to-market gains or losses are recorded to gains (losses) on the mark-to-market of derivative instruments on the statements of operations.  See Note 11 for a description of the derivative contracts which the Company has entered into.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which provides guidance for revenue recognition.  The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance will be effective for the Company in the annual period beginning after December 15, 2016.  The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s statements of operations, balance sheets, cash flows or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).”  The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period beginning after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company does not believe that the adoption of this guidance will have a material impact on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs,” that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  An entity is required to apply ASU 2015-03 for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  An entity should apply ASU 2015-03 on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.  Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle.  These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items.  We are evaluating the impact that this new guidance will have on our financial statements.

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of operations from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.  Development capital expenditures and purchases of properties that were in accounts payable and not yet paid in cash at March 31, 2015 and December 31, 2014 were approximately $155.5 million and $221.3 million, respectively.

Acquisitions

For the three months ended March 31, 2015, the Company acquired approximately 899 net acres, for an average cost of approximately $1,363 per net acre, in its key prospect areas in the form of effective leases.

Divestitures

In the first quarter of 2015, the Company sold its interest in certain North Dakota and Montana properties covering 383 net acres for $0.2 million in consideration.

From time-to-time the Company may also trade leasehold interests with operators to balance working interests in spacing units to facilitate and encourage a more expedited development of the Company’s acreage.

Unproved Properties

Unproved properties not being amortized comprise approximately 52,631 net acres and 55,743 net acres of undeveloped leasehold interests at March 31, 2015 and December 31, 2014, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

All properties that are not classified as proved properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion.  Once a property is classified as proved, all associated acreage and drilling costs are subject to depletion.

The Company historically has acquired its properties by purchasing individual or small groups of leases directly from mineral owners or from landmen or lease brokers, which leases historically have not been subject to specified drilling projects, and by purchasing lease packages in identified project areas controlled by specific operators.  The Company generally participates in drilling activities on a heads up basis by electing whether to participate on a well-by-well basis at the time wells are proposed for drilling.

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others:  intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  For the three months ended March 31, 2015 and 2014, the Company included $23.6 million and $0, respectively, related to expiring leases and other costs within costs subject to the depletion calculation.

NOTE 4     REVOLVING CREDIT FACILITY AND LONG TERM DEBT

Revolving Credit Facility

In February 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced its previous revolving credit facility with a syndicated facility.  The Revolving Credit Facility, which is secured by substantially all of the Company’s assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At March 31, 2015, the facility amount was $750 million, the borrowing base was $550 million and there was a $338 million outstanding balance, leaving $212 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, the Company may issue an unlimited amount of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The $500 million in Notes described below is “permitted additional indebtedness” as defined in the Revolving Credit Facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.5% to 1.5% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.5% to 2.5%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At March 31, 2015, the commitment fee was 0.5% and the interest rate margin was 2.0% on LIBOR loans and 1.0% on base rate loans.  At March 31, 2015, the Company had $338.0 million of LIBOR loans issued under the Revolving Credit Facility at a weighted average interest rate of 2.17%.  The Company was in compliance with the financial covenants of the Revolving Credit Facility at March 31, 2015.

In April 2015, the $550 million borrowing base on the Revolving Credit Facility was reaffirmed.  The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of its business or operations, merge, consolidate, or make investments.  In addition, the Company is required to maintain a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0, a ratio of secured debt to EBITDAX (as defined) of no greater than 2.5 to 1.0 and a ratio of EBITDAX (as defined) to interest expense (as defined) of no less than 2.5 to 1.0.

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

Common Stock

The following is a schedule of changes in the number of shares of common stock outstanding during the three months ended March 31, 2015 and the year ended December 31, 2014:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Beginning Balance	61,066,712	61,858,199
Stock Options Exercised	-	100,000
Restricted Stock Grants (Note 6)	497,854	299,416
Stock Repurchased	-	(1,153,885)
Other Surrenders	(11,257)	(79,461)
Other	-	42,443
Ending balance	61,553,309	61,066,712

2015 Activity

In the three months ended March 31, 2015, 11,257 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $76,379, which was based on the market price on the date the shares were surrendered.

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the first quarter of 2015, the Company did not repurchase shares of its common stock under the stock repurchase program.  During the first quarter of 2014, the Company repurchased 1,018,897 shares of its common stock under the stock repurchase program.  This stock had a cost of approximately $13.7 million.  All repurchased shares are included in the Company’s pool of authorized but unissued shares.  The Company’s accounting policy upon the repurchase of shares is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

Performance Equity Awards

At the end of the first quarter of 2015, certain of the Company’s executive officers were granted performance equity awards under the 2015 long-term equity incentive program adopted by the compensation committee.  Entitlement to the performance shares will be based on the Company’s 2015 performance relative to established performance goals for year-over-year change in average stock price relative to a selected peer group.  Participants may earn from zero to 150 percent of their 2015 base salaries and the amounts earned will be settled in restricted shares of common stock that will vest annually over a subsequent three-year service-based vesting period beginning in 2016.  The maximum dollar amount of the performance shares issuable if all participants earned the maximum award would total $3.3 million.  For the three-month period ended March 31, 2015, the Company did not record compensation expense in connection with these performance equity awards.  No such performance equity awards have vested.

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

Restricted Stock Awards

During the three months ended March 31, 2015, the Company issued 497,854 restricted shares of common stock under the 2013 Plan as compensation to officers, employees, and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than October 2018.  As of March 31, 2015, there was approximately $8.2 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over a weighted-average period of approximately 2.4 years.  The Company has assumed a zero percent forfeiture rate for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Number of Shares	Weighted-Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of Period	538,499	$13.54
Shares Granted	497,854	8.61
Lapse of Restrictions	(64,759)	14.67
Restricted Shares Outstanding at End of Period	971,594	$10.94

Stock Option Awards

On November 1, 2007, the board of directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Incentive Stock Option Plan.  The Company granted options to purchase 500,000 shares of the Company’s common stock to members of the board and options to purchase 60,000 shares of the Company’s common stock to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  As of March 31, 2015, options to purchase a total of 141,872 shares of the Company’s common stock remain outstanding but unexercised.  The board of directors determined that no future grants will be made pursuant to the 2006 Incentive Stock Option Plan.

The Company used the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  The Company used the simplified method to determine the expected term of the options due to the lack of sufficient historical data.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options is recognized as compensation over the vesting period.  There were no stock options granted by the Company in the three months ended March 31, 2015.

Currently Outstanding Options

•	No options were forfeited during the three months ended March 31, 2015.
•	No options expired during the three months ended March 31, 2015.
•	Options covering 141,872 shares were exercisable and outstanding at March 31, 2015.
•
The Company recorded no compensation expense related to these options for the three months ended March 31, 2015.  There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of March 31, 2015, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	There were no unvested options at March 31, 2015.

NOTE 7     RELATED PARTY TRANSACTIONS

The Company is a non-operating participant in a number of wells in North Dakota that are operated by Emerald Oil, Inc. (“Emerald”), by virtue of leased acreage or working interests held by the Company in drilling units operated by Emerald.  As of March 31, 2015, such wells included 43 gross (7.8 net) producing wells, and an additional 5 gross (0.3 net) wells that were drilling or awaiting completion.  Based on authorizations for expenditure (or AFEs) provided by Emerald with respect to each of the wells, the total drilling and completion costs for these 48 gross wells was estimated at approximately $492.4 million, approximately $82.2 million of which is attributable to Northern Oil’s working interest in the wells.  James Russell (J.R.) Reger is a current director (and until March 2014 was an executive officer) of Emerald, which is a publicly-traded company.  J.R. Reger is also the brother of Northern Oil’s Chairman and Chief Executive Officer, Michael Reger.  At March 31, 2015, the Company’s accounts receivable and accounts payable balances with Emerald were $1.2 million and $7.6 million, respectively.  At December 31, 2014, the Company’s accounts receivable and accounts payable balances with Emerald were $2.9 million and $8.4 million.  The Company recorded total revenues of $2.0 million and $5.3 million from Emerald for the three months ended March 31, 2015 and 2014, respectively.

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

The Company is party to a quiet title action in North Dakota that relates to its interest in certain crude oil and natural gas leases.  In the event the action results in a final judgment that is adverse to the Company, the Company would be required to reverse approximately $1.7 million in revenue (net of accrued taxes) that has been accrued since the second quarter of 2008 based on the Company’s purported interest in the crude oil and natural gas leases at issue, approximately $16,000 of which relates to the three-month period ended March 31, 2015.  The Company fully maintains the validity of its interest in the crude oil and natural gas leases, and is vigorously defending such interest.

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

The income tax provision for the three months ended March 31, 2015 and 2014 consists of the following:

	Three Months Ended March 31,
	2015	2014
Current Income Taxes	$-	$-
Deferred Income Taxes
Federal	(123,429,000)	3,741,000
State	(12,051,000)	359,000
Total Provision	$(135,480,000)	$4,100,000

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three months ended March 31, 2015 and 2014, the Company did not recognize any interest or penalties in its statements of operations, nor did it have any interest or penalties accrued in its balance sheet at March 31, 2015 and December 31, 2014 relating to unrecognized benefits.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2015 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps)	$-	$124,698,923	$-
Commodity Derivatives – Non-Current Asset (crude oil swaps)	-	14,397,517	-
Commodity Derivatives – Current Liability (crude oil swaptions)	-	(100,646)	-
Total	$-	$138,995,794	$-

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps)	$-	$128,893,220	$-
Commodity Derivatives – Non-Current Asset (crude oil swaps)	-	25,013,011	-
Commodity Derivatives – Non-Current Liability (crude oil swaptions)	-	(579,070)	-
Total	$-	$153,327,161	$-

The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include crude oil swaps and crude oil swaptions (see Note 11).  The fair value of the Company’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of all derivative contracts is reflected on the balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Fair Value of Other Financial Instruments

The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

The carrying amount of the Company’s long-term debt reported in the balance sheet at March 31, 2015 is $845.7 million, which includes $507.7 million of senior unsecured notes including a premium of $7.7 million and $338.0 million of borrowings under the Company’s revolving credit facility (see Note 4). The fair value of the Company’s senior unsecured notes, which are publicly traded, is $453.8 million at March 31, 2015.  The Company’s revolving credit facility approximates its fair value because of its floating rate structure.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs. Asset retirement obligations incurred during the three months ended March 31, 2015 were approximately $0.2 million.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the three-month period ended March 31, 2015.

NOTE 11     DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes commodity swap contracts, swaptions and collars (purchased put options and written call options) to (i) reduce the effects of volatility in price changes on the crude oil commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending.

All derivative instruments are recorded on the Company’s balance sheet as either assets or liabilities measured at their fair value (see Note 10).  The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in the fair value are recognized in the revenues section of the Company’s statements of operations as a gain or loss on the mark-to-market of derivative instruments.  The Company recorded losses of $14.3 million and $7.9 million on the mark-to-market of derivative instruments in the statements of operations for three months ended March 31, 2015 and 2014, respectively.  Mark-to-market gains and losses represent changes in fair values of derivatives that have not been settled. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty.  These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.  The Company recorded realized gains on settled derivatives of $40.0 million and realized losses on settled derivatives of $6.8 million in the statements of operations for three months ended March 31, 2015 and 2014, respectively.

The Company has master netting agreements on individual crude oil contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

The following table reflects open commodity swap contracts as of March 31, 2015, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price
Swaps-Crude Oil
04/01/15 – 06/30/15	180,000	89.15
04/01/15 – 06/30/15	30,000	90.50
04/01/15 – 06/30/15	90,000	88.55
04/01/15 – 06/30/15	90,000	88.00
04/01/15 – 06/30/15	30,000	90.75
04/01/15 – 06/30/15	30,000	90.25
04/01/15 – 06/30/15	45,000	89.00
04/01/15 – 06/30/15	45,000	89.00
04/01/15 – 12/31/15	540,000	89.00
04/01/15 – 12/31/15	270,000	89.00
04/01/15 – 12/31/15	270,000	89.02
04/01/15 – 12/31/15	135,000	89.00
04/01/15 – 12/31/15	135,000	89.00
07/01/15 – 12/31/15(1)	180,000	90.75
07/01/15 – 12/31/15(1)	180,000	91.00
07/01/15 – 12/31/15(1)	180,000	91.25
07/01/15 – 06/30/16	360,000	89.00
07/01/15 – 06/30/16	360,000	90.00
07/01/15 – 06/30/16	360,000	91.00
01/01/16 – 06/30/16	180,000	90.00
01/01/16 – 06/30/16	90,000	90.00
01/01/16 – 06/30/16	90,000	90.00
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

As of March 31, 2015, the Company had a total volume on open commodity swaps of 3.9 million barrels at a weighted average price of approximately $89.66.

The following table reflects the weighted average price of open commodity swap derivative contracts as of March 31, 2015, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price
2015	2,970,000	89.56
2016	900,000	90.00

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at March 31, 2015 and December 31, 2014, respectively.  Certain amounts may be presented on a net basis on the financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

Type of Crude Oil Contract	Balance Sheet Location	March 31, 2015 Estimated Fair Value	December 31, 2014 Estimated Fair Value

Derivative Assets:
Swap Contracts	Current Assets	$124,698,923	$128,893,220
Swap Contracts	Non-Current Assets	14,397,517	25,013,011
Total Derivative Assets		$139,096,440	$153,906,231

Derivative Liabilities:
Swaption Contracts	Current Liabilities	$(100,646)	$-
Swaption Contracts	Non-Current Liabilities	-	(579,070)
Total Derivative Liabilities		$(100,646)	$(579,070)

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

	Estimated Fair Value at March 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$124,698,923	$-	$124,698,923
Non-Current Assets	14,397,517	-	14,397,517
Total Derivative Assets	$139,096,440	$-	$139,096,440

Offsetting of Derivative Liabilities:
Current Liabilities	$(100,646)	$-	$(100,646)
Non-Current Liabilities	-	-	-
Total Derivative Liabilities	$(100,646)	$-	$(100,646)

	Estimated Fair Value at December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$128,893,220	$-	$128,893,220
Non-Current Assets	25,013,011	-	25,013,011
Total Derivative Assets	$153,906,231	$-	$153,906,231

Offsetting of Derivative Liabilities:
Current Liabilities	$-	$-	$-
Non-Current Liabilities	(579,070)	-	(579,070)
Total Derivative Liabilities	$(579,070)	$-	$(579,070)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with counterparties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of March 31, 2015.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at March 31, 2015 and December 31, 2014.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  changes in crude oil and natural gas prices, the pace of drilling and completions activity on our properties, our ability to acquire additional development opportunities, changes in our reserves estimates or the value thereof, our ability to raise or access capital, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, and other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products and prices.

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results described in these statements.  Forward-looking statements speak only as of the date they are made.  You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by subsequent reports we file with the SEC (including this report), which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Our average daily production in the first quarter of 2015 was approximately 16,988 Boe per day, of which approximately 87% was oil.  Our first quarter 2015 average daily production increased 28% year-over-year, as compared to an average of 13,287 Boe per day in the first quarter of 2014.  As of March 31, 2015, we participated in 2,436 gross (192.3 net) producing wells.

As of March 31, 2015, we leased approximately 180,633 net acres, of which 100% were located in the Williston Basin of North Dakota and Montana.  During the quarter ended March 31, 2015, we acquired approximately 899 net mineral acres at an average cost of approximately $1,363 per net acre.

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

•
Depreciation, depletion, amortization and impairment.  Depreciation, depletion, amortization, and impairment includes the systematic expensing of the capitalized costs incurred to acquire, explore and develop oil and natural gas properties. As a full cost company, we capitalize all costs associated with our development and acquisition efforts and allocate these costs to each unit of production using the units-of-production method.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX WTI benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX WTI and the sales prices we receive for our oil production. Our oil price differential to the NYMEX WTI benchmark price during the first quarter of 2015 was $12.45 per barrel, as compared to $13.42 per barrel in the first quarter of 2014.  Fluctuations in our oil price differential are due to several factors such as takeaway capacity lagging behind production, and seasonal refinery maintenance temporarily depressing crude demand.  As the rail capacity continues to increase and planned pipeline expansions are completed, we believe the oil price differentials will improve.

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

Prices for various quantities of natural gas, natural gas liquids (“NGLs”) and oil that we produce significantly impact our revenues and cash flows.  Commodity prices have been volatile in recent years.  The following table lists average NYMEX prices for natural gas and oil for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$2.81	$4.72
Oil (per Bbl)	$48.57	$98.61
________________

(a)	Based on average of daily closing prices.

Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels.  Lower oil and gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.  For the three-month period ended March 31, 2015, the average WTI NYMEX pricing was $50.04 per Bbl or 51% lower than the average NYMEX price per Bbl for the comparable period in 2014.  If the NYMEX prices remain at these lower levels, our net revenue per Boe will decrease because we have not hedged the entire amount of anticipated production.  At March 31, 2015, we have hedged 2,970,000 and 900,000 Bbls in 2015 and 2016, respectively.  Lower oil and gas prices reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders.

Results of Operations for the three-month periods ended March 31, 2015 and March 31, 2014

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended March 31,
	2015	2014	% Change
Net Production:
Oil (Bbl)	1,328,510	1,075,246	24
Natural Gas and NGLs (Mcf)	1,202,455	723,724	66
Total (Boe)	1,528,919	1,195,866	28

Net Sales:
Oil Sales	$47,990,919	$91,597,527	(48)
Natural Gas and NGL Sales	2,463,229	5,205,443	(53)
Gain (Loss) on Settled Derivatives	39,994,650	(6,817,980)	(687)
Gain (Loss) on the Mark-to-Market of Derivative Instruments	(14,331,367)	(7,859,683)	82
Other Revenue	7,207	-	-
Total Revenues	76,124,638	82,125,307	(7)

Average Sales Prices:
Oil (per Bbl)	$36.12	$85.19	(58)
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	30.10	(6.34)
Oil Net of Settled Derivatives (per Bbl)	66.22	78.85	(16)
Natural Gas and NGLs (per Mcf)	2.05	7.19	(71)
Realized Price on a Boe Basis Including all Realized Derivative Settlements	59.16	75.25	(21)

Operating Expenses:
Production Expenses	$14,199,090	$11,677,429	22
Production Taxes	5,413,108	9,791,201	(45)
General and Administrative Expense	4,352,806	3,997,690	9
Depletion, Depreciation, Amortization and Accretion	45,213,039	36,100,921	25
Impairment of Oil and Natural Gas Properties	360,428,962	-	-

Costs and Expenses (per Boe):
Production Expenses	$9.29	$9.76	(5)
Production Taxes	3.54	8.19	(57)
General and Administrative Expense	2.85	3.34	(15)
Depletion, Depreciation, Amortization and Accretion	29.57	30.19	(2)
Impairment of Oil and Natural Gas Properties	235.74	-	-

Net Producing Wells at Period End	192.3	150.8	28

Oil and Natural Gas Sales

In the first quarter of 2015, oil, natural gas and NGL sales, excluding the effect of settled derivatives, decreased 48% as compared to the first quarter of 2014, driven by a 58% decrease in realized prices, excluding the effect of settled derivatives that was partially offset by a 28% increase in production.  The lower average realized price in the first quarter of 2015 as compared to the same period in 2014 was principally driven by lower average NYMEX oil prices that was partially offset by a lower oil price differential.  Oil price differential during the first quarter of 2015 was $12.45 per barrel, as compared to $13.42 per barrel in the first quarter of 2014.

As discussed above, we add production through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our oil and natural gas sales from existing wells.  During the first quarter of 2015, our production volumes increased 28% as compared to the first quarter of 2014.  Production primarily increased due to our continued addition of net producing wells.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production.  For the first quarter of 2015, we incurred a gain on settled derivatives of $40.0 million, compared to a $6.8 million loss for the first quarter of 2014.  Our average realized price (including all cash derivative settlements) received during the first quarter of 2015 was $59.16 per Boe compared to $75.25 per Boe in the first quarter of 2014.

As a result of forward oil price changes, we recognized a non-cash mark-to-market derivative loss of $14.3 million in the first quarter of 2015, compared to a $7.9 million loss in the first quarter of 2014.  At March 31, 2015, all of our derivative contracts were recorded at their fair value, which was a net asset of $139.0 million, an increase of $164.8 million from the $25.8 million net liability recorded as of March 31, 2014.

Production Expenses

Production expenses were $14.2 million in the first quarter of 2015, compared to $11.7 million in the first quarter of 2014.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses decreased from $9.76 per Boe in the first quarter of 2014 to $9.29 in first quarter of 2015.  The lower cost on a per unit basis in 2015 is primarily due to better weather conditions, as well as lower water hauling and disposal expenses, and a larger production base in 2015 over which the fixed cost components are spread.

Production Taxes

We pay production taxes based on realized crude oil and natural gas sales.  These costs were $5.4 million in the first quarter of 2015, compared to $9.8 million in the first quarter of 2014.  As a percentage of oil and natural gas sales, our production taxes were 10.7% and 10.1% in the first quarter of 2015 and 2014, respectively.  This increase in production tax rates as a percentage of oil and gas sales in the first quarter of 2015 is due to a declining portion of our production that qualifies for lower initial tax rates.  Certain of our production is in Montana and North Dakota jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.

General and Administrative Expense

General and administrative expense was $4.4 million for the first quarter of 2015, compared to $4.0 million for the first quarter of 2014.  General and administrative expenses in 2015 as compared to 2014 included higher compensation expenses ($0.9 million) which was partially offset by lower insurance costs ($0.3 million).

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $45.2 million in the first quarter of 2015, compared to $36.1 million in the first quarter of 2014.  Depletion expense, the largest component of DD&A, was $29.45 per Boe in the first quarter of 2015, compared to $30.02 per Boe in the first quarter of 2014.  The aggregate increase in depletion expense for the first quarter of 2015, compared to the first quarter of 2014 was driven by a 28% increase in production, which was partially offset by a 2% decrease in the depletion rate per Boe.  Depreciation, amortization and accretion was $0.2 million in first quarter of 2015 and 2014, respectively.  The following table summarizes DD&A expense per Boe for the first quarters of 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Change	Change
Depletion	$29.45	$30.02	$(0.57)	(2%)
Depreciation, Amortization and Accretion	0.12	0.17	(0.05)	(29%)
Total DD&A Expense	$29.57	$30.19	$(0.62)	(2%)

Impairment of Oil and Natural Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded a non-cash ceiling test impairment of $360.4 million or $235.74 per Boe for the three-month period ended March 31, 2015.  The Company did not have any impairment of its proved oil and gas properties for the three-month period ended March 31, 2014.  The impairment charge affected our reported net income but did not reduce our cash flow.

If commodity prices remain at decreased levels, the trailing 12-month average price used in the ceiling calculation will decline and will likely cause potential write downs of our oil and natural gas properties. Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have recovered, and remained at recovered levels, so as to meaningfully increase the trailing 12-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Interest Expense

Interest expense, net of capitalized interest, was $11.7 million in the first quarter of 2015, compared to $9.9 million in the first quarter of 2014.  The increase in interest expense was primarily due to increased borrowings on our Revolving Credit Facility.

Income Tax Provision

The provision for income taxes was a $135.5 million tax benefit in the first quarter of 2015, compared to a $4.1 million tax expense in the first quarter of 2014.  The effective tax rate in the first quarter of 2015 was 37.1% compared to an effective tax rate of 38.4% in the first quarter of 2014.  The effective tax rate was different than the statutory rate of 35% primarily due to state tax rates.

Non-GAAP Financial Measures

We define Adjusted Net Income as net income excluding (i) (gain) loss on the mark-to-market of derivative instruments, net of tax and (ii) impairment of oil and natural gas properties, net of tax.  Our Adjusted Net Income for the first quarter of 2015 was $6.0 million (representing approximately $0.10 per diluted share), compared to $11.4 million (representing approximately $0.19 per diluted share) for the first quarter of 2014.  For the quarter ended March 31, 2015, the decrease in non-GAAP Adjusted Net Income is primarily due to lower realized commodity prices as well as higher interest, operating and depletion expenses, which were partially offset by our continued addition of crude oil and natural gas production from new wells in 2015 compared to 2014.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization and accretion, (iv) (gain) loss on the mark-to-market of derivative instruments, (v) non-cash share based compensation expense and (vi) impairment of oil and natural gas properties.  Adjusted EBITDA for the first quarter of 2015 was $67.5 million, compared to Adjusted EBITDA of $65.1 million for the first quarter of 2014.  For the quarter ended March 31, 2015, the increase in Adjusted EBITDA is primarily due to our continued addition of crude oil and natural gas production from new wells, which was partially offset by lower realized commodity prices in 2015 compared to 2014.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended March 31,
	2015	2014
Net (Loss) Income	$(229,738,572)	$6,589,763
Add:
Loss on the Mark-to-Market of Derivative Instruments, Net of Tax	9,014,430	4,841,565
Impairment of Oil and Natural Gas Properties, Net of Tax	226,709,817	-
Adjusted Net Income	$5,985,675	$11,431,328

Weighted Average Shares Outstanding – Basic	60,556,180	61,203,725
Weighted Average Shares Outstanding – Diluted	60,633,200	61,446,274

Net (Loss) Income Per Common Share – Basic	$(3.79)	$0.11
Add:
Change due to Loss on the Mark-to-Market of Derivative Instruments, Net of Tax	0.15	0.08
Change due to Impairment of Oil and Natural Gas Properties, Net of Tax	3.74	-
Adjusted Net Income Per Common Share – Basic	$0.10	$0.19

Net (Loss) Income Per Common Share – Diluted	$(3.79)	$0.11
Add:
Change due to Loss on the Mark-to-Market of Derivative Instruments, Net of Tax	0.15	0.08
Change due to Impairment of Oil and Natural Gas Properties, Net of Tax	3.74	-
Adjusted Net Income Per Common Share – Diluted	$0.10	$0.19

Reconciliation of Adjusted EBITDA

	Three Months Ended March 31,
	2015	2014
Net (Loss) Income	$(229,738,572)	$6,589,763
Add:
Interest Expense	11,736,547	9,898,968
Income Tax Provision	(135,480,000)	4,100,000
Depreciation, Depletion, Amortization and Accretion	45,213,039	36,100,921
Impairment of Oil and Natural Gas Properties	360,428,962	-
Non-Cash Share Based Compensation	1,030,317	557,865
Loss on the Mark-to-Market of Derivative Instruments	14,331,367	7,859,683
Adjusted EBITDA	$67,521,660	$65,107,200

Liquidity and Capital Resources

Overview

Historically, our main sources of liquidity and capital resources have been internally generated cash flow from operations, credit facility borrowings and issuances of debt and equity.  We generally maintain low cash and cash equivalent balances because we use cash from operations to fund our development activities or reduce our bank debt.  We continue to take steps to ensure adequate capital resources and liquidity to fund our capital expenditure program.  Our amended and restated credit agreement governing our revolving credit facility (the “Revolving Credit Facility”) has a maximum facility size of $750 million, subject to a borrowing base that is currently $550 million.  In May 2012, we issued $300 million aggregate principal amount, and in May 2013, we issued an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (collectively, the “Notes”).

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

At March 31, 2015, our debt to total book capitalization ratio was 60.9% and we had $845.7 million of total debt outstanding, $542.9 million of stockholders’ equity and $5.7 million of cash on hand. Additionally, at March 31, 2015, there was $212 million of borrowing availability under our Revolving Credit Facility. At December 31, 2014, we had $806.1 million of debt outstanding, $770.9 million of stockholders’ equity and $9.3 million of cash on hand.

Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels.  For example, oil prices declined from $104.59 per Bbl on July 21, 2014 to $47.60 per Bbl on March 31, 2015, while natural gas prices have declined from over $3.85 per Mcf to below $2.64 per Mcf over the same period.  Lower oil and gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.  Lower oil and gas prices may also reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders.

We partially mitigate the price of crude oil by entering into hedging arrangements with respect to a portion of our expected oil production.  At March 31, 2015, we had oil derivative contracts for 2,970,000 Bbls in 2015 and 900,000 Bbls in 2016 at an average fixed price per Bbl of $89.56 and $90.00, respectively.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives.  Our cash flows from operations also are impacted by changes in working capital.  We generally maintain low cash and cash equivalent balances because we use available funds to fund our development activities or reduce our bank debt.  Short-term liquidity needs are satisfied by borrowings under our revolving credit facility.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under the revolving credit facility.  As of March 31, 2015, we had entered into derivative agreements covering 3.0 million barrels for 2015 and 0.9 million barrels for 2016, with weighted average prices of $89.56 and $90.00, respectively.

Our cash flows for the three months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended March 31,
	2015	2014
	(in thousands, unaudited)
Net Cash Provided by Operating Activities	$66,877	$72,748
Net Cash Used for Investing Activities	(110,397)	(119,201)
Net Cash Provided by Financing Activities	39,924	48,875
Net Change in Cash	$(3,596)	$2,422

Cash flows provided by operating activities

Net cash provided by operating activities for the quarter ended March 31, 2015 was $66.9 million compared to $72.7 million in the same period of the prior year.  This decrease was due to lower realized prices, higher interest and operating costs, which was partially offset by higher production from development activity.  Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements.  Changes in working capital (as reflected in our statements of cash flows) in the quarter ended March 31, 2015 was an increase of $10.1 million compared to an increase of $17.3 million in the same period of the prior year.

Cash flows used in investing activities

We had cash flows used in investing activities of $110.4 million and $119.2 million during the quarters ended March 31, 2015 and 2014, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  The decrease in cash used in investing activities for the first quarter of 2015 as compared to the same period of 2014 was attributable to a decrease in oil and gas spending driven by a decrease in wells drilling and awaiting completion in the first quarter of 2015 as compared to the same period of 2014.  Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $155.5 million and $158.4 million at March 31, 2015 and 2014, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred.  As a result, our actual cash spending is not always reflective of current levels of development activity.  For instance, during the three-month period ended March 31, 2015, our capitalized costs incurred for drilling and completion and capitalized workover costs amounted to $41.3 million, while the actual cash spent on drilling and completion costs amounted to $108.1 million.

Development and acquisition activities are highly discretionary.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns.  Our cash spend for development and acquisition activities for the quarters ended March 31, 2015 and 2014 are summarized in the following table:

	Three Months Ended March 31,
	2015	2014
	(in millions, unaudited)
Drilling and Completion Costs	$108.1	$108.2
Acreage and Related Activities	2.0	10.4
Other Capital Expenditures	0.4	0.6
Total	$110.5	$119.2

Cash flows provided by financing activities

Net cash provided by financing activities was $39.9 million and $48.9 million during the quarters ended March 31, 2015 and 2014, respectively.  For the quarters ended March 31, 2015 and 2014, cash sourced through financing activities was primarily provided from advances under our Revolving Credit Facility.  The decrease in cash provided by financing activities for the first quarter of 2015 as compared to the same period of 2014 was attributable to repayments on our Revolving Credit Facility, which was partially offset by repurchases of our common stock.  Our long term debt at March 31, 2015 was $845.7 million, which was comprised of $507.7 million in senior unsecured notes and $338 million of borrowings under our Revolving Credit Facility.  At March 31, 2015 we had $212 million of available borrowing capacity under our Revolving Credit Facility.

Revolving Credit Facility

In February 2012, we entered into an amended and restated credit agreement providing for our Revolving Credit Facility, which replaced our previous revolving credit facility with a syndicated facility.  Our bank group is comprised of a group of commercial banks, with no single bank holding more than 12% of the total facility.  The Revolving Credit Facility, which is secured by substantially all of our assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At March 31, 2015, the facility amount was $750 million, the borrowing base was $550 million and there was a $338 million outstanding balance, leaving $212 million of borrowing capacity available under the facility.  Under the terms of the Revolving Credit Facility, we may issue an unlimited amount of permitted additional indebtedness, as defined, provided that the borrowing base will be reduced by 25% of the stated amount of any such permitted additional indebtedness.  The $500 million in Notes described below is “permitted additional indebtedness” as defined in the Revolving Credit Facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined) plus a spread ranging from 0.5% to 1.5% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined) plus a spread ranging from 1.5% to 2.5%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At March 31, 2015, the commitment fee was 0.5% and the interest rate margin was 2.0% on LIBOR loans and 1.0% on base rate loans.

In April 2015, the $550 million borrowing base on the Revolving Credit Facility was reaffirmed.  The Revolving Credit Facility contains negative covenants that limit our ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make investments.  In addition, we are required to maintain a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0, a ratio of secured debt to EBITDAX (as defined) of no greater than 2.5 to 1.0 and a ratio of EBITDAX (as defined) to interest expense (as defined) of no less than 2.5 to 1.0.  We were in compliance with our covenants under the Revolving Credit Facility at March 31, 2015.

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

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.  Oil and natural gas prices decreased significantly in the second half of 2014 and have remained depressed in 2015.  We are expecting the lower commodity pricing will lower development costs if pricing remains at current 2015 levels.  Accordingly, we do not currently expect business costs to materially increase until higher prices for oil and natural gas create increased demand for materials, services and personnel.

Contractual Obligations and Commitments

Our material long-term debt obligations, capital lease obligations and operating lease obligations or purchase obligations as of December 31, 2014, are included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Significant Accounting Policies

Our critical accounting policies involving significant estimates include impairment testing of natural gas and crude oil production properties, asset retirement obligations, revenue recognition, derivative instruments and hedging activity, and income taxes.  There were no material changes in our critical accounting policies involving significant estimates from those reported in our 2014 Annual Report on Form 10-K.

A description of our critical accounting policies was provided in Note 2 to the Financial Statements provided in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and, except as set forth below, have not materially changed since that report was filed.

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and other factors.  Historically, the markets for oil and natural gas have been volatile, and our management believes these markets will likely continue to be volatile in the future.  The prices we receive for our production depend on numerous factors beyond our control.  Our revenue during 2015 and 2014 generally would have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices.

We enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil price volatility.  All derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses are recorded to gain (loss) on settled derivatives and mark-to-market gains or losses are recorded to gains (losses) on the mark-to-market of derivative instruments on the statements of operations rather than as a component of other comprehensive income or other income (expense).

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under our Revolving Credit Facility.  As of March 31, 2015, we had entered into derivative agreements covering 3.0 million barrels for 2015 and 0.9 million barrels for 2016.

The following table reflects open commodity swap contracts as of March 31, 2015, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price
Swaps-Crude Oil
04/01/15 – 06/30/15	180,000	89.15
04/01/15 – 06/30/15	30,000	90.50
04/01/15 – 06/30/15	90,000	88.55
04/01/15 – 06/30/15	90,000	88.00
04/01/15 – 06/30/15	30,000	90.75
04/01/15 – 06/30/15	30,000	90.25
04/01/15 – 06/30/15	45,000	89.00
04/01/15 – 06/30/15	45,000	89.00
04/01/15 – 12/31/15	540,000	89.00
04/01/15 – 12/31/15	270,000	89.00
04/01/15 – 12/31/15	270,000	89.02
04/01/15 – 12/31/15	135,000	89.00
04/01/15 – 12/31/15	135,000	89.00
07/01/15 – 12/31/15(1)	180,000	90.75
07/01/15 – 12/31/15(1)	180,000	91.00
07/01/15 – 12/31/15(1)	180,000	91.25
07/01/15 – 06/30/16	360,000	89.00
07/01/15 – 06/30/16	360,000	90.00
07/01/15 – 06/30/16	360,000	91.00
01/01/16 – 06/30/16	180,000	90.00
01/01/16 – 06/30/16	90,000	90.00
01/01/16 – 06/30/16	90,000	90.00
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

As of March 31, 2015, we had a total volume on open commodity swaps of 3.9 million barrels at a weighted average price of approximately $89.66.

The following table reflects the weighted average price of open commodity swap derivative contracts as of March 31, 2015, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price
2015	2,970,000	$89.56
2016	900,000	90.00

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement.  During the quarter ended March 31, 2015, we had $335.3 million in average outstanding borrowings under our Revolving Credit Facility at a weighted average rate of 2.17%.  We have the option to designate the reference rate of interest for each specific borrowing under the Revolving Credit Facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate (“LIBOR”) will bear interest at a rate equal to LIBOR plus a spread ranging from 1.5% to 2.5% depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 0.5% to 1.5%, depending on the percentage of borrowing base that is currently advanced.  We have the option to designate either pricing mechanism.  Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

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

As of March 31, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
January 1, 2015 to January 31, 2015	2,621	$5.78	-	$108.3 million
Month #2
February 1, 2015 to February 28, 2015	-	-	-	108.3 million
Month #3
March 1, 2015 to March 31, 2015	8,636	7.09	-	108.3 million
Total	11,257	$6.78	-	$108.3 million
_______________

(1)	All shares purchased reflect shares surrendered in satisfaction of tax obligations in connection with restricted stock awards.
(2)
In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million shares of our company’s outstanding common stock.  In total, we have repurchased 3,190,268 shares under this program through March 31, 2015 at a weighted average price of $13.06 per share.

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	May 8, 2015	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	May 8, 2015	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of Northern Oil and Gas, Inc. dated June 28, 2010	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2012
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012
10.1	Agreement, dated January 2, 2015 by and among Robert B. Rowling, Cresta Investments, LLC, Cresta Greenwood, LLC, TRT Holdings, Inc. and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2015
10.2	Fifth Amendment to the Third Amended and Restated Credit Agreement, dated April 7, 2015, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2015
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith