Form 10-Q
period 2015-06-30
NORTHERN OIL & GAS, INC.
filed 2015-08-06
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes ☐ No ☒

As of August 1, 2015, there were 61,602,091 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2015

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
JUNE 30, 2015 AND DECEMBER 31, 2014

	June 30, 2015 (unaudited)	December 31, 2014
CURRENT ASSETS
Cash and Cash Equivalents	$7,112,054	$9,337,512
Trade Receivables	82,406,315	85,931,719
Advances to Operators	992,739	930,034
Prepaid and Other Expenses	1,540,885	895,088
Derivative Instruments	83,581,535	128,893,220
Total Current Assets	175,633,528	225,987,573

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	2,276,966,123	2,167,452,297
Unproved	19,040,028	50,642,433
Other Property and Equipment	1,885,932	1,870,369
Total Property and Equipment	2,297,892,083	2,219,965,099
Less – Accumulated Depreciation, Depletion and Impairment	(1,182,200,074)	(458,038,546)
Total Property and Equipment, Net	1,115,692,009	1,761,926,553

DERIVATIVE INSTRUMENTS	2,286,763	25,013,011

DEFERRED TAX ASSET	27,423,683	-

DEBT ISSUANCE COSTS, NET	17,730,903	13,819,195

TOTAL ASSETS	$1,338,766,886	$2,026,746,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$115,820,230	$231,557,547
Accrued Expenses	5,221,374	6,653,124
Accrued Interest	5,352,777	3,585,536
Derivative Instruments	65,732	-
Deferred Tax Liability	27,423,683	43,938,000
Asset Retirement Obligations	209,750	-
Total Current Liabilities	154,093,546	285,734,207

LONG-TERM LIABILITIES
Revolving Credit Facility	188,000,000	298,000,000
8% Senior Notes	697,548,735	508,053,097
Derivative Instruments	-	579,070
Asset Retirement Obligations	5,332,909	5,105,762
Deferred Tax Liability	-	158,412,555
Total Long-Term Liabilities	890,881,644	970,150,484

TOTAL LIABILITIES	1,044,975,190	1,255,884,691

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	-	-
Common Stock, Par Value $.001; 95,000,000 Authorized, (6/30/2015 – 61,603,071 Shares Outstanding and 12/31/2014 – 61,066,712 Shares Outstanding)	61,603	61,067
Additional Paid-In Capital	436,060,992	433,332,285
Retained Earnings (Deficit)	(142,330,899)	337,468,289
Total Stockholders’ Equity	293,791,696	770,861,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,338,766,886	$2,026,746,332
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES
Oil and Gas Sales	$63,064,333	$121,155,047	$113,518,481	$217,958,016
Gain (Loss) on Derivative Instruments, Net	(22,211,048)	(46,556,303)	3,452,235	(61,233,966)
Other Revenue	9,909	3,269	17,117	3,269
Total Revenues	40,863,194	74,602,013	116,987,833	156,727,319

OPERATING EXPENSES
Production Expenses	13,564,801	13,033,322	27,763,891	24,710,750
Production Taxes	6,871,788	12,213,387	12,284,896	22,004,588
General and Administrative Expense	4,256,436	3,980,819	8,609,242	7,978,509
Depletion, Depreciation, Amortization and Accretion	36,745,805	42,212,250	81,958,844	78,313,171
Impairment of Oil and Natural Gas Properties	281,964,097	-	642,393,059	-
Total Expenses	343,402,927	71,439,778	773,009,932	133,007,018

(LOSS) INCOME FROM OPERATIONS	(302,539,733)	3,162,235	(656,022,099)	23,720,301

OTHER INCOME (EXPENSE)
Interest Expense, Net of Capitalization	(14,387,693)	(10,326,789)	(26,124,240)	(20,225,758)
Other Income (Expense)	199	2,104	542	32,771
Total Other Income (Expense)	(14,387,494)	(10,324,685)	(26,123,698)	(20,192,987)

(LOSS) INCOME BEFORE INCOME TAXES	(316,927,227)	(7,162,450)	(682,145,797)	3,527,314

INCOME TAX PROVISION (BENEFIT)	(66,866,610)	(2,750,000)	(202,346,610)	1,350,000

NET (LOSS) INCOME	$(250,060,617)	$(4,412,450)	$(479,799,187)	$2,177,314

Net (Loss) Income Per Common Share – Basic	$(4.12)	$(0.07)	$(7.92)	$0.04
Net (Loss) Income Per Common Share – Diluted	$(4.12)	$(0.07)	$(7.92)	$0.04
Weighted Average Shares Outstanding – Basic	60,644,635	60,504,781	60,600,652	60,852,322
Weighted Average Shares Outstanding – Diluted	60,644,635	60,504,781	60,600,652	61,059,485

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(479,799,187)	$2,177,314
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	81,958,844	78,313,171
Amortization of Debt Issuance Costs	1,654,423	1,344,235
Amortization of 8% Senior Notes Premium	(504,362)	(743,363)
Deferred Income Taxes	(202,350,555)	1,350,000
Loss on the Mark-to-Market of Derivative Instruments	67,524,595	43,167,216
Amortization of Deferred Rent	(3,664)	(7,328)
Share-Based Compensation Expense	1,944,474	1,132,716
Impairment of Oil and Natural Gas Properties	642,393,059	-
Other	801,556	-
Changes in Working Capital and Other Items:
Trade Receivables	3,525,404	(4,107,769)
Prepaid Expenses and Other	(605,242)	(964,639)
Accounts Payable	(4,504,082)	6,859,505
Accrued Interest	1,287,652	(1,718)
Accrued Expenses	(1,564,086)	371,159
Asset Retirement Obligations	(59,864)	-
Net Cash Provided By Operating Activities	111,698,965	128,890,499

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Natural Gas Properties and Development Capital Expenditures	(188,311,747)	(228,850,417)
Proceeds from Sale, Net of Oil and Natural Gas Properties	160,944	-
Purchases of Other Property and Equipment	(15,562)	(65,631)
Net Cash Used For Investing Activities	(188,166,365)	(228,916,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	110,000,000	123,000,000
Repayments on Revolving Credit Facility	(220,000,000)	-
Debt Issuance Costs Paid	(5,566,131)	(234,936)
Issuance of Senior Unsecured Notes	190,000,000	-
Repurchase of Common Stock	(191,927)	(14,174,497)
Net Cash Provided by Financing Activities	74,241,942	108,590,567

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,225,458)	8,565,018

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	9,337,512	5,687,166

CASH AND CASH EQUIVALENTS – END OF PERIOD	$7,112,054	$14,252,184

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$24,117,185	$21,828,667
Cash Paid During the Period for Income Taxes	$3,303,945	$-

Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	$110,022,960	$204,953,165
Capitalized Asset Retirement Obligations	$306,386	$408,563
Non-Cash Compensation Capitalized on Oil and Gas Properties	$311,140	$494,471

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of June 30, 2015, approximately 66% of Northern’s 178,137 total net acres were developed.

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

The allowance for doubtful accounts at June 30, 2015 and December 31, 2014 was $3,250,000 and $1,840,000, respectively.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.  Depreciation expense was $75,450 and $80,086 for the three months ended June 30, 2015 and 2014, respectively.  Depreciation expense was $155,226 and $159,754 for the six months ended June 30, 2015 and 2014, respectively.

Oil and Gas Properties

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the three and six months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Capitalized Certain Payroll and Other Internal Costs	$555,260	$347,689	$980,688	$996,565
Capitalized Interest Costs	220,930	1,141,381	958,681	2,338,791
Total	$776,190	$1,489,070	$1,939,369	$3,335,356

As of June 30, 2015, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  There were no property sales in the six months ended June 30, 2015 and 2014 that resulted in a significant alteration.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling.  The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions or financial derivatives, if any, that hedge the Company’s oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties.  If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or non-cash writedown is required.

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded non-cash ceiling test impairments for the three- and six-month periods ended June 30, 2015 of $282.0 million and $642.4 million, respectively.  The Company did not have any impairment of its proved oil and gas properties during 2014.  The impairment charge affected our reported net income but did not reduce our cash flow. Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have stabilized or recovered long enough to stabilize or increase the trailing 12-month average price used in the ceiling calculation.  In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method.  Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate.  The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three months ended June 30, 2015 and 2014, the Company transferred into the full cost pool costs related to expired leases of $3.4 million and $4.9 million, respectively.  For the six months ended June 30, 2015 and 2014, the Company transferred into the full cost pool costs related to expired leases of $8.9 million and $12.2 million, respectively.

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

The amortization of debt issuance costs for the three months ended June 30, 2015 and 2014 was $932,279 and $709,644, respectively.  The amortization of debt issuance costs for the six months ended June 30, 2015 and 2014 was $1,654,423 and $1,344,235, respectively.

Bond Premium/Discount on Senior Notes

On May 13, 2013, the Company recorded a bond premium of $10.5 million in connection with the “8% Senior Notes Due 2020” (see Note 4).  This bond premium is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.  The amortization of the bond premium for the three months ended June 30, 2015 and 2014 was $371,681 in each period.  The amortization of the bond premium for the six months ended June 30, 2015 and 2014 was $743,363 in each period.

On May 18, 2015, the Company recorded a bond discount of $10.0 million in connection with the “8% Senior Notes Due 2020” (see Note 4). This bond discount is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.  The amortization of the bond discount for the three months ended June 30, 2015 and 2014 was $239,001 and $0, respectively.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  For the six months ended June 30, 2015 and 2014, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

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

Income Taxes

The Company’s income tax expense, deferred tax assets and deferred tax liabilities reflect management’s best assessment of estimated current and future taxes to be paid.  The Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis.  The Company’s only taxing jurisdiction is the United States (federal and state).

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.  In projecting future taxable income, the Company begins with historical results and incorporates assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences.  The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the three-year period ended June 30, 2015, driven primarily by the full cost ceiling impairments over that period.  Additionally, the Company’s revenue, profitability and future growth are substantially dependent upon prevailing and future prices for oil and natural gas.  The markets for these commodities continue to be volatile.  Changes in oil and natural gas prices have a significant impact on the value of the Company’s reserves and on its cash flows.  Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas and a variety of additional factors that are beyond the Company’s control.  Due to these factors, management has placed a lower weight on the prospect of future earnings in its overall analysis of the valuation allowance.

In determining whether to establish a valuation allowance on the Company’s deferred tax assets, management concluded that the objectively verifiable evidence of cumulative negative earnings for the three-year period ended June 30, 2015, is difficult to overcome with any forms of positive evidence that may exist.  Accordingly, the valuation allowance against the Company’s deferred tax asset at June 30, 2015 was $49.9 million.  No valuation allowance was recorded at December 31, 2014.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted Average Common Shares Outstanding – Basic	60,644,635	60,504,781	60,600,652	60,852,322
Plus: Potentially Dilutive Common Shares Including Stock Options and Restricted Stock	-	-	-	207,163
Weighted Average Common Shares Outstanding – Diluted	60,644,635	60,504,781	60,600,652	61,059,485

Restricted Stock Excluded From EPS Due To The Anti-Dilutive Effect	227,115	180,929	185,996	6,998

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which provides guidance for revenue recognition.  The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance will be effective for the Company in the annual period beginning after December 15, 2016.  However, the FASB recently announced plans to defer the effective date of ASU No. 2014-09 for one year.  The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s statements of operations, balance sheets, cash flows or disclosures.

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

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of operations from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.  Development capital expenditures and purchases of properties that were in accounts payable and not yet paid in cash at June 30, 2015 and December 31, 2014 were approximately $110.0 million and $221.3 million, respectively.

Acquisitions

For the six months ended June 30, 2015, the Company acquired approximately 2,205 net acres, for an average cost of approximately $1,325 per net acre, in its key prospect areas in the form of effective leases.

For the six months ended June 30, 2014, the Company acquired approximately 11,681 net acres, for an average cost of approximately $1,671 per net acre, in its key prospect areas in the form of effective leases.

Unproved Properties

Unproved properties not being amortized comprise approximately 50,686 net acres and 55,743 net acres of undeveloped leasehold interests at June 30, 2015 and December 31, 2014, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

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

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others:  intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  During the second quarter of 2015 and 2014, the Company included in the pool of cost subject to depletion $7.7 million and $0, respectively, for unproved property costs related to expiring leases.  For the six months ended June 30, 2015 and 2014, the Company included in the pool of cost subject to depletion $31.3 million and $0, respectively, for unproved property costs related to expiring leases.

NOTE 4     REVOLVING CREDIT FACILITY AND LONG TERM DEBT

Revolving Credit Facility

In February 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced its previous revolving credit facility with a syndicated facility.  The Revolving Credit Facility, which is secured by substantially all of the Company’s assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At June 30, 2015, the facility amount was $750 million, the borrowing base was $550 million and there was a $188 million outstanding balance, leaving $362 million of borrowing capacity available under the facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  In April 2015, the $550 million borrowing base on the Revolving Credit Facility was reaffirmed.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined in the credit agreement) plus a spread ranging from 0.5% to 1.5% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined in the credit agreement) plus a spread ranging from 1.5% to 2.5%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At June 30, 2015, the commitment fee was 0.375% and the interest rate margin was 1.75% on LIBOR loans and 0.75% on base rate loans.  At June 30, 2015, the Company had $188 million of LIBOR loans issued under the Revolving Credit Facility at a weighted average interest rate of 1.94%.  The Company was in compliance with the financial covenants of the Revolving Credit Facility at June 30, 2015.

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of its business or operations, merge, consolidate, or make investments.  In addition, the Company is required to maintain a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0, a ratio of secured debt to EBITDAX (as defined in the credit agreement) of no greater than 2.5 to 1.0 and a ratio of EBITDAX (as defined in the credit agreement) to interest expense (as defined in the credit agreement) of no less than 2.5 to 1.0.

All of the Company’s obligations under the Revolving Credit Facility are secured by a first priority security interest in any and all assets of the Company.

8.000% Senior Notes Due 2020

On May 18, 2012, the Company issued at par value $300 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “Original Notes”).  On May 13, 2013, the Company issued at a price of 105.25% an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “2013 Follow-on Notes”).  On May 18, 2015, the Company issued at a price of 95.000% of par an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “2015 Mirror Notes” and, together with the Original Notes and the 2013 Follow-on Notes, the “Notes”).  Interest is payable on the Notes semi-annually in arrears on each of June 1 and December 1.  The Company currently does not have any subsidiaries and, as a result, the Notes are not currently guaranteed.  Any subsidiaries the Company forms in the future may be required to unconditionally guarantee, jointly and severally, payment obligation under the Notes on a senior unsecured basis.  The issuance of the Original Notes resulted in net proceeds to the Company of approximately $291.2 million, the issuance of the 2013 Follow-on Notes resulted in net proceeds to the Company of approximately $200.1 million, and the issuance of the 2015 Mirror Notes resulted in net proceeds to the Company of approximately $184.9 million.  Collectively, the net proceeds are in use to fund the Company’s exploration, development and acquisition program and for general corporate purposes (including repayment of borrowings that were outstanding under the Revolving Credit Facility at the time the Notes were issued).

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

The Original Notes and the 2013 Follow-on Notes are governed by an Indenture, dated as of May 18, 2012, by and among the Company and Wilmington Trust, National Association (the “Original Indenture”).  The 2015 Mirror Notes are governed by an Indenture, dated as of May 18, 2015, by and among the Company and Wilmington Trust, National Association (the “Mirror Indenture”).  The terms and conditions of the Mirror Indenture conform, in all material respects, to the terms and conditions set forth in the Original Indenture.  As such, the Mirror Indenture, together with the Original Indenture, are referred to herein as the “Indenture.”

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

Common Stock

The following is a schedule of changes in the number of shares of common stock outstanding during the six months ended June 30, 2015 and the year ended December 31, 2014:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Beginning Balance	61,066,712	61,858,199
Stock Options Exercised	-	100,000
Restricted Stock Grants (Note 6)	565,039	299,416
Stock Repurchased	-	(1,153,885)
Other Surrenders	(27,283)	(79,461)
Other	(1,397)	42,443
Ending Balance	61,603,071	61,066,712

2015 Activity

In the six months ended June 30, 2015, 27,283 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $192,000, which was based on the market price on the date the shares were surrendered.

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the first six months of 2015, the Company did not repurchase shares of its common stock under the stock repurchase program.  In 2014, the Company repurchased 1,153,885 shares of its common stock under the stock repurchase program.  This stock had a cost of approximately $15.5 million.  All repurchased shares are included in the Company’s pool of authorized but unissued shares.  The Company’s accounting policy upon the repurchase of shares is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

Performance Equity Awards

The Company has granted performance equity awards under its 2015 Long Term Incentive Program to certain officers.  The awards are subject to a market condition, which is based on a comparison of the Company versus a defined peer group with respect to year-over-year change in average stock price from 2014 to 2015.  Depending on the Company’s stock price performance relative to the defined peer group, the award recipients will earn between 0% and 150% of their 2015 base salaries and will be settled in restricted shares of the Company’s common stock that will vest over a three-year service-based period beginning in 2016.

The Company used a Monte Carlo simulation model to estimate the fair value of the awards based on the expected outcome of the Company’s stock price performance relative to the defined peer group using key valuation assumptions.  The assumptions used for the Monte Carlo model to determine the fair value of the awards and associated compensation expense included a forecast period of one year, a risk-free interest rate of 0.11% and 44% for Northern’s stock price volatility.

The maximum value of the performance shares issuable if all participants earned the maximum award would total $3.3 million.  For the three- and six-month periods ended June 30, 2015, the Company recorded $0.1 million and $0.1 million, respectively, of compensation expense in connection with these performance awards.

NOTE 6     STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

The Company maintains its 2013 Incentive Plan (the “2013 Plan”) to provide a means whereby the Company may be able, by granting equity and other types of awards, to attract, retain and motivate capable and loyal employees, non-employee directors, consultants and advisors of the Company, for the benefit of the Company and its shareholders.  In May 2015, the Company’s shareholders approved an amendment to the 2013 Plan to increase the number of shares available for awards under the 2013 Plan by 2.5 million shares.  As a result, as of June 30, 2015, there were 3,727,889 shares available for future awards under the 2013 Plan.

Restricted Stock Awards

During the six months ended June 30, 2015, the Company issued 565,039 restricted shares of common stock under the 2013 Plan as compensation to officers, employees and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than October 2018.  As of June 30, 2015, there was approximately $7.6 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over a weighted-average period of approximately 2.1 years.  The Company has assumed a zero percent forfeiture rate for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
	Number of Shares	Weighted-Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at Beginning of Period	538,499	$13.54
Shares Granted	565,039	8.65
Lapse of Restrictions	(155,239)	14.36
Shares Forfeited	(1,397)	14.79
Restricted Shares Outstanding at End of Period	946,902	$10.49

Stock Option Awards

On November 1, 2007, the board of directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Incentive Stock Option Plan.  The Company granted options to purchase 500,000 shares of the Company’s common stock to members of the board and options to purchase 60,000 shares of the Company’s common stock to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  As of June 30, 2015, options to purchase a total of 141,872 shares of the Company’s common stock remain outstanding but unexercised.  The board of directors determined that no future grants will be made pursuant to the 2006 Incentive Stock Option Plan.

The Company used the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  The Company used the simplified method to determine the expected term of the options due to the lack of sufficient historical data.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options is recognized as compensation over the vesting period.  There were no stock options granted by the Company in the six months ended June 30, 2015.

Currently Outstanding Options

•	No options were forfeited during the six months ended June 30, 2015.
•	No options expired during the six months ended June 30, 2015.
•	Options covering 141,872 shares were exercisable and outstanding at June 30, 2015.
•
The Company recorded no compensation expense related to these options for the six months ended June 30, 2015.  There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of June 30, 2015, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	There were no unvested options at June 30, 2015.

NOTE 7     RELATED PARTY TRANSACTIONS

The Company is a non-operating participant in a number of wells in North Dakota that are operated by Emerald Oil, Inc. (“Emerald”), by virtue of leased acreage or working interests held by the Company in drilling units operated by Emerald.  As of June 30, 2015, such wells included 46 gross (8.0 net) producing wells, and an additional 2 gross (0.1 net) wells that were drilling or awaiting completion.  Through June 30, 2015, Northern has incurred $83.8 million in connection with its working interest in these wells.  James Russell (J.R.) Reger is a current director (and until March 2014 was an executive officer) of Emerald, which is a publicly-traded company.  J.R. Reger is also the brother of Northern Oil’s Chairman and Chief Executive Officer, Michael Reger.  At June 30, 2015, the Company’s accounts receivable and accounts payable balances with Emerald were $1.1 million and $4.1 million, respectively.  At December 31, 2014, the Company’s accounts receivable and accounts payable balances with Emerald were $2.9 million and $8.4 million, respectively.  The Company recorded total revenues of $4.6 million and $12.8 million from Emerald for the six months ended June 30, 2015 and 2014, respectively.

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

The Company is party to a quiet title action in North Dakota that relates to its interest in certain crude oil and natural gas leases.  In the event the action results in a final judgment that is adverse to the Company, the Company would be required to reverse approximately $1.7 million in revenue (net of accrued taxes) that has been accrued since the second quarter of 2008 based on the Company’s purported interest in the crude oil and natural gas leases at issue, approximately $34,000 of which relates to the six-month period ended June 30, 2015.  The Company fully maintains the validity of its interest in the crude oil and natural gas leases, and is vigorously defending such interest.

NOTE 9     INCOME TAXES

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates.  A valuation allowance for the Company’s deferred tax assets is established if, in management’s opinion, it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors.  At June 30, 2015, a valuation allowance of $49.9 million had been provided for our net deferred tax assets based on the uncertainty regarding whether these assets may be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The income tax provision (benefit) for the three and six months ended June 30, 2015 and 2014 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current Income Taxes	$3,945	$-	$3,945	$-
Deferred Income Taxes
Federal	(112,925,000)	(2,506,000)	(229,750,000)	1,235,000
State	(3,853,000)	(244,000)	(22,508,000)	115,000
Valuation Allowance	49,907,445	-	49,907,445	-
Total Provision (Benefit)	$(66,866,610)	$(2,750,000)	$(202,346,610)	$1,350,000

Income tax provision (benefit) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any unusual or infrequently occurring items that are recorded in the interim period.  The provision for the three- and six-month periods ended June 30,, 2015, presented above, differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes.  The lower effective tax rate in 2015 relates to the valuation allowance placed on the net deferred tax asset in 2015, in addition to state income taxes and estimated permanent differences.  The higher effective tax rate in 2014 relates to the addition of state income taxes and estimated permanent differences.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three and six months ended June 30, 2015 and 2014, the Company did not recognize any interest or penalties in its statements of operations, nor did it have any interest or penalties accrued in its balance sheet at June 30, 2015 and December 31, 2014 relating to unrecognized benefits.

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

	Fair Value Measurements at June 30, 2015 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps)	$-	$83,581,535	$-
Commodity Derivatives – Non-Current Asset (crude oil swaps)	-	2,286,763	-
Commodity Derivatives – Current Liability (crude oil swaptions)	-	(65,732)	-
Total	$-	$85,802,566	$-

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps)	$-	$128,893,220	$-
Commodity Derivatives – Non-Current Asset (crude oil swaps)	-	25,013,011	-
Commodity Derivatives – Non-Current Liability (crude oil swaptions)	-	(579,070)	-
Total	$-	$153,327,161	$-

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

The carrying amount of the Company’s long-term debt reported in the balance sheet at June 30, 2015 is $885.5 million, which includes $697.5 million of senior unsecured notes including a net discount of $2.5 million and $188.0 million of borrowings under the Company’s revolving credit facility (see Note 4). The fair value of the Company’s senior unsecured notes, which are publicly traded, is $639.5 million at June 30, 2015.  The Company’s revolving credit facility approximates its fair value because of its floating rate structure.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred during the six months ended June 30, 2015 were approximately $0.3 million.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the six-month period ended June 30, 2015.

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

All derivative instruments are recorded on the Company’s balance sheet as either assets or liabilities measured at their fair value (see Note 10).  The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes.  If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in the fair value are recognized in the revenues section of the Company’s statements of operations as a gain or loss on derivative instruments.  Mark-to-market gains and losses represent changes in fair values of derivatives that have not been settled.  The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty.  These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

The following table presents cash settlements on matured or liquidated derivative instruments and non-cash gains and losses on open derivative instruments for the periods presented.  Cash receipts and payments below reflect proceeds received upon early liquidation of derivative positions and gains or losses on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price of matured contracts.  Non-cash gains and losses below represent the change in fair value of derivative instruments which continue to be held at period-end and the reversal of previously recognized non-cash gains or losses on derivative contracts that matured or were liquidated during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash Received (Paid) on Derivatives:
Crude Oil Fixed Price Swaps	$30,779,730	$(11,012,230)	$70,774,380	$(17,768,530)
Crude Oil Collars (1)	202,450	(236,540)	202,450	(298,220)
Cash Received (Paid) on Derivatives, Net	30,982,180	(11,248,770)	70,976,830	(18,066,750)
Non-Cash Loss on Derivatives:
Crude Oil Fixed Price Swaps	(53,193,228)	(34,900,494)	(67,524,595)	(42,517,130)
Crude Oil Collars	-	(407,039)	-	(650,086)
Non-Cash Loss on Derivatives, Net	(53,193,228)	(35,307,533)	(67,524,595)	(43,167,216)
Gain (Loss) on Derivative Instruments, Net	$(22,211,048)	$(46,556,303)	$3,452,235	$(61,233,966)
______________

(1)
Net cash receipts for crude oil collars for the three- and six-month periods ended June 30, 2015 include approximately $202,000 of proceeds received from crude oil derivative contracts that were settled in the second quarter of 2015 prior to their contractual maturities.

The Company has master netting agreements on individual crude oil contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

The following table reflects open commodity swap contracts as of June 30, 2015, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price ($)
Swaps-Crude Oil
07/01/15 – 12/31/15	360,000	89.00
07/01/15 – 12/31/15	180,000	89.00
07/01/15 – 12/31/15	180,000	89.02
07/01/15 – 12/31/15	90,000	89.00
07/01/15 – 12/31/15	90,000	89.00
07/01/15 – 12/31/15(1)	180,000	90.75
07/01/15 – 12/31/15(1)	180,000	91.00
07/01/15 – 12/31/15(1)	180,000	91.25
07/01/15 – 06/30/16	360,000	89.00
07/01/15 – 06/30/16	360,000	90.00
07/01/15 – 06/30/16	360,000	91.00
01/01/16 – 06/30/16	180,000	90.00
01/01/16 – 06/30/16	90,000	90.00
01/01/16 – 06/30/16	90,000	90.00
07/01/16 – 12/31/16	180,000	65.00
07/01/16 – 12/31/16	180,000	64.93
07/01/16 – 12/31/16	90,000	65.00
07/01/16 – 12/31/16	180,000	65.00
07/01/16 – 12/31/16	180,000	64.93
07/01/16 – 12/31/16	90,000	65.30
________________

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

As of June 30, 2015, the Company had a total volume on open commodity swaps of 3.8 million barrels at a weighted average price of approximately $83.95.

The following table reflects the weighted average price of open commodity swap derivative contracts as of June 30, 2015, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price ($)
2015	1,980,000	89.82
2016	1,800,000	77.50

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at June 30, 2015 and December 31, 2014, respectively.  Certain amounts may be presented on a net basis on the financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

Type of Crude Oil Contract	Balance Sheet Location	June 30, 2015 Estimated Fair Value	December 31, 2014 Estimated Fair Value

Derivative Assets:
Swap Contracts	Current Assets	$83,581,535	$128,893,220
Swap Contracts	Non-Current Assets	2,286,763	25,013,011
Total Derivative Assets		$85,868,298	$153,906,231

Derivative Liabilities:
Swaption Contracts	Current Liabilities	$(65,732)	$-
Swaption Contracts	Non-Current Liabilities	-	(579,070)
Total Derivative Liabilities		$(65,732)	$(579,070)

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

	Estimated Fair Value at June 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Derivative Assets:
Current Assets	$83,581,535	$-	$83,581,535
Non-Current Assets	2,286,763	-	2,286,763
Total Derivative Assets	$85,868,298	$-	$85,868,298

Offsetting of Derivative Liabilities:
Current Liabilities	$(65,732)	$-	$(65,732)
Non-Current Liabilities	-	-	-
Total Derivative Liabilities	$(65,732)	$-	$(65,732)

	Estimated Fair Value at December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Derivative Assets:
Current Assets	$128,893,220	$-	$128,893,220
Non-Current Assets	25,013,011	-	25,013,011
Total Derivative Assets	$153,906,231	$-	$153,906,231

Offsetting of Derivative Liabilities:
Current Liabilities	$-	$-	$-
Non-Current Liabilities	(579,070)	-	(579,070)
Total Derivative Liabilities	$(579,070)	$-	$(579,070)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with counterparties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of June 30, 2015.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net asset position at June 30, 2015 and December 31, 2014.

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties, primarily in the Bakken and Three Forks formations within the Williston Basin in North Dakota and Montana.  We believe the location, size and concentration of our acreage position in one of North America’s leading unconventional oil-resource plays will provide drilling and development opportunities that result in significant long-term value.  Our primary focus is oil exploration and production through non-operated working interests in wells drilled and completed in spacing units that include our acreage.  Using this strategy, we had participated in over 2,504 gross (199.2 net) producing wells at June 30, 2015.

As of December 31, 2014, our proved reserves were 100.7 MMBoe (all of which were in the Williston Basin) as estimated by our third-party independent reservoir engineering firm, Ryder Scott Company, LP, which represents 20% growth in our proved reserves compared to year end 2013.  As of December 31, 2014, 51% of our reserves were classified as proved developed and 88% of our reserves were oil.

Our average daily production in the second quarter of 2015 was approximately 16,610 Boe per day, of which approximately 87% was oil.  Our second quarter 2015 average daily production increased 8% year-over-year, as compared to an average of 15,396 Boe per day in the second quarter of 2014.  The increase in production compared to the prior year period was driven by drilling results and increased production volumes associated with the development of the Bakken and Three Forks formations in North Dakota.  During the first six months of 2015, we participated in the drilling of 166 gross (13.5 net) wells that were completed and added to production.

As of June 30, 2015, we leased approximately 178,137 net acres, of which 100% were located in the Williston Basin of North Dakota and Montana.  During the quarter ended June 30, 2015, we acquired approximately 1,306 net mineral acres at an average cost of approximately $1,299 per net acre.

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

•
Gain (loss) on derivative instruments.  We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in the price of oil.  This account activity represents the recognition of gains and losses associated with our outstanding derivative contracts that have not been designated for hedge accounting and includes realized gains and losses on the settlement of commodity derivative instruments.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX WTI benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX WTI and the sales prices we receive for our oil production.  Our oil price differential to the NYMEX WTI benchmark price during the second quarter of 2015 was $11.50 per barrel, as compared to $12.25 per barrel in the second quarter of 2014.  Our oil price differential to the NYMEX WTI benchmark price during the first six months of 2015 was $12.08 per barrel, as compared to $12.65 per barrel in the first six months of 2014.  Fluctuations in our oil price differential are due to several factors such as takeaway capacity lagging behind production, and seasonal refinery maintenance temporarily depressing crude demand.  As the rail capacity continues to increase and planned pipeline expansions are completed, we believe the oil price differentials will improve.

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

Given the significant decline in oil and gas prices that began in the second half of 2014, drilling activity in the Williston Basin has significantly reduced.  North Dakota’s average rig count has dropped from 181 in December 2014 to 83 in May 2015.  The decline in drilling activity and commodity prices has recently lowered drilling costs.  During the second quarter of 2015, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $7.3 million, compared to $9.2 million for the wells we elected to participate in during 2014.

Market Conditions

The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand.  Being primarily an oil producer, we are more significantly impacted by changes in oil prices than by changes in the price of natural gas.  World-wide supply in terms of output, especially the production quota set by OPEC, and the strength of the U.S. dollar has adversely impacted oil prices.  Additionally, an economic slowdown in Europe and Asia has reduced overall demand over the second half of 2014 and has continued into 2015.  Historically, commodity prices have been volatile and we expect the volatility to continue in the future.  Factors impacting the future oil supply balance are world-wide demand for oil, as well as the growth in domestic oil production.

Prices for various quantities of natural gas, natural gas liquids (“NGLs”) and oil that we produce significantly impact our revenues and cash flows.  Commodity prices have been volatile in recent years.  The following table lists average NYMEX prices for natural gas and oil for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$2.74	$4.58
Oil (per Bbl)	$57.95	$102.99

	Six Months Ended June 30,
	2015	2014
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$2.77	$4.65
Oil (per Bbl)	$53.34	$100.84
________________

(a)	Based on average NYMEX closing prices.

Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels.  Lower oil and gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.  For the three-month period ended June 30, 2015, the average WTI NYMEX pricing was $57.95 per Bbl or 44% lower than the average NYMEX price per Bbl for the comparable period in 2014.  If the NYMEX prices remain at these lower levels, our net revenue per Boe will decrease because we have not hedged the entire amount of anticipated production.  At June 30, 2015, we have hedged 1,980,000 and 1,800,000 Bbls in 2015 and 2016, respectively.  Lower oil and gas prices reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders.

Results of Operations for the three-month periods ended June 30, 2015 and June 30, 2014

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended June 30,
	2015	2014	% Change
Net Production:
Oil (Bbl)	1,314,490	1,260,310	4
Natural Gas and NGLs (Mcf)	1,182,386	844,279	40
Total (Boe)	1,511,554	1,401,023	8

Net Sales:
Oil Sales	$61,060,912	$114,368,922	(47)
Natural Gas and NGL Sales	2,003,421	6,786,125	(70)
Gain (Loss) on Derivative Instruments, Net	(22,211,048)	(46,556,303)	(52)
Other Revenue	9,909	3,269	203
Total Revenues	40,863,194	74,602,013	(45)

Average Sales Prices:
Oil (per Bbl)	$46.45	$90.75	(49)
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	23.57	(8.93)	(364)
Oil Net of Settled Derivatives (per Bbl)	70.02	81.82	(14)
Natural Gas and NGLs (per Mcf)	1.69	8.04	(79)
Realized Price on a Boe Basis Including all Realized Derivative Settlements	62.22	78.45	(21)

Operating Expenses:
Production Expenses	$13,564,801	$13,033,322	4
Production Taxes	6,871,788	12,213,387	(44)
General and Administrative Expense	4,256,436	3,980,819	7
Depletion, Depreciation, Amortization and Accretion	36,745,805	42,212,250	(13)
Impairment of Oil and Natural Gas Properties	281,964,097	-	-

Costs and Expenses (per Boe):
Production Expenses	$8.97	$9.30	(4)
Production Taxes	4.55	8.72	(48)
General and Administrative Expense	2.82	2.84	(1)
Depletion, Depreciation, Amortization and Accretion	24.31	30.13	(19)
Impairment of Oil and Natural Gas Properties	186.54	-	-

Net Producing Wells at Period End	199.2	165.2	21

Oil and Natural Gas Sales

In the second quarter of 2015, oil, natural gas and NGL sales, excluding the effect of settled derivatives, decreased 48% as compared to the second quarter of 2014, driven by a 52% decrease in realized prices, excluding the effect of settled derivatives, and partially offset by an 8% increase in production.  The lower average realized price in the second quarter of 2015 as compared to the same period in 2014 was principally driven by lower average NYMEX oil and gas prices, which were partially offset by a lower oil price differential.  Oil price differential during the second quarter of 2015 was $11.50 per barrel, as compared to $12.25 per barrel in the second quarter of 2014.

As discussed above, we add production through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our oil and natural gas sales from existing wells.  During the second quarter of 2015, our production volumes increased 8% as compared to the second quarter of 2014.  Production primarily increased due to our continued addition of net producing wells.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production.  Gain (loss) on derivative instruments, net was a loss of $22.2 million in the second quarter of 2015, compared to a loss of $46.6 million in the second quarter of 2014.  Gain (loss) on derivative instruments, net is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period-end.

For the second quarter of 2015, we realized a gain on settled derivatives of $31.0 million, compared to an $11.3 million loss for the second quarter of 2014.  Our average realized price (including all cash derivative settlements) received during the second quarter of 2015 was $62.22 per Boe compared to $78.45 per Boe in the second quarter of 2014.  The gain (loss) on settled derivatives increased our average realized price per Boe by $20.50 in the second quarter of 2015 and decreased our average realized price per Boe by $8.03 in the second quarter of 2014.

As a result of forward oil price changes, we recognized a non-cash mark-to-market derivative loss of $53.2 million in the second quarter of 2015, compared to a $35.3 million loss in the second quarter of 2014.  At June 30, 2015, all of our derivative contracts were recorded at their fair value, which was a net asset of $85.8 million, an increase of $146.9 million from the $61.1 million net liability recorded as of June 30, 2014.

Production Expenses

Production expenses were $13.6 million in the second quarter of 2015 compared to $13.0 million in the second quarter of 2014.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses were $8.97 per Boe in the second quarter of 2015 compared to $9.30 per Boe in the second quarter of 2014.  The lower cost on a per unit basis in 2015 is primarily due to lower water hauling and disposal expenses, and a larger production base in 2015 over which the fixed cost components are spread.

Production Taxes

We pay production taxes based on realized crude oil and natural gas sales.  These costs were $6.9 million in the second quarter of 2015 compared to $12.2 million in the second quarter of 2014.  The $5.3 million decrease in production taxes in 2015 compared to 2014 was due to the decline in oil, natural gas and NGL sales, excluding the effect of settled derivatives.  As a percentage of oil and natural gas sales, our production taxes were 10.9% and 10.1% in the second quarter of 2015 and 2014, respectively.  This increase in production tax rates as a percentage of oil and gas sales in the second quarter of 2015 is due to a declining portion of our production that qualifies for lower initial tax rates.  Certain of our production is in Montana and North Dakota jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.

General and Administrative Expense

General and administrative expense was $4.3 million for the second quarter of 2015 compared to $4.0 million for the second quarter of 2014.  General and administrative expenses in the second quarter of 2015 as compared to the second quarter of 2014 included higher compensation related expenses of $0.5 million that were partially offset by lower professional fees of $0.2 million.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $36.7 million in the second quarter of 2015 compared to $42.2 million in the second quarter of 2014.  Depletion expense, the largest component of DD&A, was $24.20 per Boe in the second quarter of 2015, compared to $30.02 per Boe in the second quarter of 2014.  The aggregate decrease in depletion expense for the second quarter of 2015, compared to the second quarter of 2014 was driven by a 19% decrease in the depletion rate per Boe, which was partially offset by an 8% increase in production.  Depreciation, amortization and accretion was $0.2 million in the second quarter of 2015 and 2014, respectively.  The following table summarizes DD&A expense per Boe for the second quarters of 2015 and 2014:

	Three Months Ended June 30,
	2015	2014	Change	Change
Depletion	$24.20	$30.02	$(5.82)	(19)%
Depreciation, Amortization, and Accretion	0.11	0.11	-	-
Total DD&A Expense	$24.31	$30.13	$(5.82)	(19)%

Impairment of Oil and Natural Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded a non-cash ceiling test impairment of $282.0 million in the second quarter of 2015.  The Company did not have any impairment of its proved oil and gas properties in the second quarter of 2014.  The impairment charge affected our reported net income but did not reduce our cash flow.

If commodity prices remain at decreased levels, the trailing 12-month average price used in the ceiling calculation will decline and will likely cause additional future write downs of our oil and natural gas properties.  Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have stabilized or recovered long enough to stabilize or increase the trailing 12-month average price used in the ceiling calculation.  In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Interest Expense

Interest expense, net of capitalized interest, was $14.4 million in the second quarter of 2015 compared to $10.3 million in the second quarter of 2014.  The increase in interest expense was primarily due to our capital development program and working capital requirements, which increased borrowings that were funded by our Revolving Credit Facility and the issuance of $200 million in principal amount of 2015 Mirror Notes.  Additionally, capitalized interest costs decreased by $0.9 million in the second quarter of 2015, as compared to the second quarter of 2014.

Income Tax Provision

The income tax benefit recognized during the second quarter of 2015 was $66.9 million or 21.1% of the loss before income taxes, as compared to an income tax benefit of $2.8 million or 38.4% in the second quarter of 2014.  The lower effective tax rate in 2015 relates to the valuation allowance placed on the net deferred tax asset in the second quarter of 2015, in addition to state income taxes and estimated permanent differences.

Results of Operations for the six-month periods ended June 30, 2015 and June 30, 2014

The following table sets forth selected operating data for the periods indicated.

	Six Months Ended June 30,
	2015	2014	% Change
Net Production:
Oil (Bbl)	2,643,000	2,335,556	13
Natural Gas and NGLs (Mcf)	2,384,840	1,568,003	52
Total (Boe)	3,040,474	2,596,890	17

Net Sales:
Oil Sales	$109,051,832	$205,966,449	(47)
Natural Gas and NGL Sales	4,466,649	11,991,567	(63)
Gain (Loss) on Derivative Instruments, Net	3,452,235	(61,233,966)	(106)
Other Revenue	17,117	3,269	424
Total Revenues	116,987,833	156,727,319	(25)

Average Sales Prices:
Oil (per Bbl)	$41.26	$88.19	(53)
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	26.85	(7.74)	(447)
Oil Net of Settled Derivatives (per Bbl)	68.11	80.45	(15)
Natural Gas and NGLs (per Mcf)	1.87	7.65	(76)
Realized Price on a Boe Basis Including all Realized Derivative Settlements	60.68	76.97	(21)

Operating Expenses:
Production Expenses	$27,763,891	$24,710,750	12
Production Taxes	12,284,896	22,004,588	(44)
General and Administrative Expense	8,609,242	7,978,509	8
Depletion, Depreciation, Amortization and Accretion	81,958,844	78,313,171	5
Impairment of Oil and Natural Gas Properties	642,393,059	-	-

Costs and Expenses (per Boe):
Production Expenses	$9.13	$9.52	(4)
Production Taxes	4.04	8.47	(52)
General and Administrative Expense	2.83	3.07	(8)
Depletion, Depreciation, Amortization and Accretion	26.96	30.16	(11)
Impairment of Oil and Natural Gas Properties	211.28	-	-

Net Producing Wells at Period End	199.2	165.2	21

Oil and Natural Gas Sales

In the first half of 2015, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, decreased 48% as compared to the first half of 2014, driven by a 56% decrease in realized prices, excluding the effect of settled derivatives, and partially offset by a 17% increase in production.  The lower average realized price in the first half of 2015 as compared to the same period in 2014 was principally driven by lower average NYMEX oil and gas prices, which were partially offset by a lower oil price differential.  Oil price differential during the first half of 2015 was $12.08 per barrel, as compared to $12.65 per barrel in the first half of 2014.

As discussed above, we add production through drilling success as we place new wells into production and through additions from acquisitions, partially offset by the natural decline of our oil and natural gas sales from existing wells.  During the first half of 2015, our production volumes increased 17% as compared to the first half of 2014.  Production primarily increased due to our continued addition of net producing wells.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production.  Gain (loss) on derivative instruments, net was a gain of $3.5 million in the first half of 2015, compared to a loss of $61.2 million in the first half of 2014.  Gain (loss) on derivative instruments, net is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period-end.

For the first half of 2015, we realized a gain on settled derivatives of $71.0 million, compared to an $18.0 million loss for the first half of 2014.  Our average realized price (including all cash derivative settlements) received during the first half of 2015 was $60.68 per Boe compared to $76.97 per Boe in the first half of 2014.  The gain (loss) on settled derivatives increased our average realized price per Boe by $23.34 in the first half of 2015 and decreased our average realized price per Boe by $6.96 in the first half of 2014.

As a result of forward oil price changes, we recognized a non-cash mark-to-market derivative loss of $67.5 million in the first half of 2015, compared to a $43.2 million loss in the first half of 2014.  At June 30, 2015, all of our derivative contracts were recorded at their fair value, which was a net asset of $85.8 million, an increase of $146.9 million from the $61.1 million net liability recorded as of June 30, 2014.

Production Expenses

Production expenses were $27.8 million in the first half of 2015 compared to $24.7 million in the first half of 2014.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses decreased from $9.52 per Boe in the first half of 2014 to $9.13 per Boe in the first half of 2015.  The lower cost on a per unit basis in 2015 is primarily due to better weather conditions, as well as lower water hauling and disposal expenses, and a larger production base in 2015 over which the fixed cost components are spread.

Production Taxes

We pay production taxes based on realized crude oil and natural gas sales.  These costs were $12.3 million in the first half of 2015 compared to $22.0 million in the first half of 2014.  The $9.7 million decrease in production taxes in 2015 compared to 2014 was due to the decline in oil, natural gas and NGL sales, excluding the effect of settled derivatives.  As a percentage of oil and natural gas sales, our production taxes were 10.8% and 10.1% in the first half of 2015 and 2014, respectively.  This increase in production tax rates as a percentage of oil and gas sales in the first half of 2015 is due to a declining portion of our production that qualifies for lower initial tax rates.  Certain of our production is in Montana and North Dakota jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.

General and Administrative Expense

General and administrative expense was $8.6 million for the first half of 2015 compared to $8.0 million for the first half of 2014.  General and administrative expenses in the first half of 2015 as compared to the first half of 2014 included higher compensation related expenses of $1.5 million that were partially offset by lower travel expenses of $0.2 million, insurance costs of $0.4 million and professional fees of $0.2 million.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $82.0 million in the first half of 2015 compared to $78.3 million in the first half of 2014.  Depletion expense, the largest component of DD&A, was $26.85 per Boe in the first half of 2015 compared to $30.02 per Boe in the first half of 2014.  The aggregate increase in depletion expense for the first half of 2015 compared to the first half of 2014 was driven by a 17% increase in production that was partially offset by an 11% decrease in the depletion rate per Boe.  Depreciation, amortization and accretion was $0.3 million in the first half of 2015 compared to $0.4 million in the first half of 2014.  The following table summarizes DD&A expense per Boe for the first half of 2015 and 2014:

	Six Months Ended June 30,
	2015	2014	Change	Change
Depletion	$26.85	$30.02	$(3.17)	(11)%
Depreciation, Amortization, and Accretion	0.11	0.14	(0.03)	(21)
Total DD&A Expense	$26.96	$30.16	$(3.20)	(11)%

Impairment of Oil and Natural Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded a non-cash ceiling test impairment of $642.4 million for the first half of 2015.  The Company did not have any impairment of its proved oil and gas properties for the first half of 2014.  The impairment charge affected our reported net income but did not reduce our cash flow.

If commodity prices remain at decreased levels, the trailing 12-month average price used in the ceiling calculation will decline and will likely cause additional future write downs of our oil and natural gas properties.  Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have stabilized or recovered long enough to stabilize or increase the trailing 12-month average price used in the ceiling calculation.  In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Interest Expense

Interest expense, net of capitalized interest, was $26.1 million for the first half of 2015 compared to $20.2 million in the first half of 2014.  The increase in interest expense was primarily due to our capital development program and working capital requirements, which increased borrowings that were funded by our Revolving Credit Facility and the issuance of $200 million in principal amount of 2015 Mirror Notes.  Additionally, capitalized interest costs decreased by $1.4 million in the first half of 2015, as compared to the first half of 2014.

Income Tax Provision

The income tax benefit recognized during the first half of 2015 was $202.3 million or 29.7% of the loss before income taxes, as compared to an income tax expense of $1.4 million or 38.3% in the first half of 2014.  The lower effective tax rate in 2015 relates to the valuation allowance placed on the net deferred tax asset in the second quarter of 2015, in addition to state income taxes and estimated permanent differences.

Liquidity and Capital Resources

Overview

Historically, our main sources of liquidity and capital resources have been internally generated cash flow from operations, credit facility borrowings and issuances of debt and equity.  We generally maintain low cash and cash equivalent balances because we use cash from operations to fund our development activities or reduce our bank debt.  We continue to take steps to ensure adequate capital resources and liquidity to fund our capital expenditure program.  Our amended and restated credit agreement governing our revolving credit facility (the “Revolving Credit Facility”) has a maximum facility size of $750 million, subject to a borrowing base that is currently $550 million at June 30, 2015.  Additionally, we’ve issued $700 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “Notes”) at June 30, 2015.

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

At June 30, 2015, our debt to total book capitalization ratio was 75%, we had $885.5 million of total debt outstanding, $293.8 million of stockholders’ equity, and $7.1 million of cash on hand.  Additionally, at June 30, 2015, there was $362 million of borrowing availability under our Revolving Credit Facility.  At December 31, 2014, we had $806.1 million of debt outstanding, $770.9 million of stockholders’ equity and $9.3 million of cash on hand.

Declines in oil and natural gas prices during the second half of 2014 and continuing in the first half of 2015 have reduced our cash flows from operations and sustained low oil prices could require us to incur additional indebtedness to fund planned capital expenditures and other operations.  Continued low oil and natural gas prices, or further declines in such prices, could also adversely affect our ability to incur additional indebtedness or access the capital markets on favorable terms, or at all.

In response to the sharp pricing declines experienced in the second half of 2014 and into 2015, we established a 2015 capital expenditures budget of approximately $140 million, representing a 74% reduction from our actual capital expenditures in 2014.  Our recent capital commitments have been to fund drilling in the Williston Basin and, to a lesser extent, fund acreage acquisitions.  Our strategy is to continue to (1) increase cash flow generated from operations by new drilling and completion activities, subject to economic and industry conditions and (2) pursue acquisition and disposition opportunities.  We expect to fund our near term capital requirements and working capital needs with cash flows from operations and available borrowing capacity under our Revolving Credit Facility.  Our capital expenditures could be further curtailed if our cash flows decline from expected levels.  Because production from existing oil and natural gas wells declines over time, further reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future.

We partially mitigate the price of crude oil by entering into hedging arrangements with respect to a portion of our expected oil production.  At June 30, 2015, we had oil derivative contracts for 1,980,000 Bbls in 2015 and 1,800,000 Bbls in 2016 at an average fixed price per Bbl of $89.82 and $77.50, respectively.

Working Capital

Our working capital balance fluctuates as a result of changes in the fair value of our outstanding commodity derivative instruments and due to fluctuations in the timing and amount of our collection of receivables and payment of expenditures related to our exploration and production operations.  Absent any significant effects from our commodity derivative instruments, we maintain a working capital deficit or a relatively small amount of positive working capital because our historical capital spending has generally exceeded our cash flows from operations.

At June 30, 2015, we had working capital surplus of $21.5 million compared to a deficit of $59.7 million at December 31, 2014.  Current assets decreased by $50.4 million and current liabilities decreased by $131.6 million at June 30, 2015, compared to December 31, 2014.  The decrease in current assets is primarily due to a $45.3 million decrease in the value of our derivative instruments at June 30, 2015, which is primarily due to the gains on settled derivatives recognized in the first half of 2015, as well as fluctuations in the market price of crude oil since the end of 2014.  The change in current liabilities is primarily due to a decrease of $117.2 million in accounts payable and accrued expenses largely due to (i) a reduction in accrued capital expenditures in conjunction with a decrease in the number of drilling rigs operating on our properties, (ii) interest payments made on the Notes, (iii) the payment of accrued 2014 bonuses and (iv) other changes due primarily to fluctuations in the timing and amount of the payment of expenditures related to exploration and production operations during the six-month period ended June 30, 2015.

Cash Flows

Our cash flows for the six-month periods ended June 30, 2015 and 2014 are presented in the following table and discussed below:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash Flows Provided by Operating Activities	$111,699	$128,890
Cash Flows Used for Investing Activities	(188,166)	(228,916)
Cash Flows Provided by Financing Activities	74,242	108,591
Net (Decrease) Increase in Cash and Cash Equivalents	$(2,225)	$8,565

Cash Flows from Operating Activities

Our operating cash flow is primarily influenced by the prices we receive for our oil, natural gas and NGLs, the quantity of oil, natural gas and NGLs we sell and settlements of derivative contracts.  Our cash flows from operating activities are also impacted by changes in working capital.  The decrease in net cash provided by operating activities in 2015 over 2014 was primarily due to changes in working capital as a result of lower commodity price and reduced drilling activities in 2015.

Cash Flows from Investing Activities

We had cash flows used in investing activities of $188.2 million and $228.9 million during the six-month periods ended June 30, 2015 and 2014, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  The decrease in cash used in investing activities for the first half of 2015 as compared to same period of 2014 was attributable to a decrease in oil and gas spending in light of the lower commodity price environment in 2015.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred.  As a result, our actual cash spending is not always reflective of current levels of development activity.  For instance, during the six-month period ended June 30, 2015, our capitalized costs incurred for drilling and completion and capitalized workover costs amounted to $77.9 million, while the actual cash spent on drilling and completion costs amounted to $188.3 million.

Development and acquisition activities are highly discretionary.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns.  Our cash spend for development and acquisition activities for the six months ended June 30, 2015 and 2014 are summarized in the following table:

	Six Months Ended June 30,
	2015	2014
	(in millions, unaudited)
Drilling and Completion Costs	$182.9	$199.3
Acreage and Related Activities	4.2	26.8
Other Capital Expenditures	1.2	2.8
Total	$188.3	$228.9

Cash Flows from Financing Activities

Our financing activities provided $74.2 million of cash for the six-month period ended June 30, 2015, compared to $108.6 million used in the same period in 2014.  The change is due primarily to a $200 million Notes issuance in May 2015, which was partially offset by $5.6 million in debt issuance costs and net repayments of $110.0 million under the Revolving Credit Facility during the six-month period ended June 30, 2015. During the six-month period ended June 30, 2014, Northern’s cash flows from financing activities was primarily due to net borrowing under the Revolving Credit Facility.

Revolving Credit Facility

In February 2012, we entered into an amended and restated credit agreement providing for our Revolving Credit Facility, which replaced our previous revolving credit facility with a syndicated facility.  Our bank group is comprised of a group of commercial banks, with no single bank holding more than 12% of the total facility.  The Revolving Credit Facility, which is secured by substantially all of our assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At June 30, 2015, the facility amount was $750 million, the borrowing base was $550 million and there was a $188 million outstanding balance, leaving $362 million of borrowing capacity available under the facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  In April 2015, the $550 million borrowing base on the Revolving Credit Facility was reaffirmed.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined in the credit agreement) plus a spread ranging from 0.5% to 1.5% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined in the credit agreement) plus a spread ranging from 1.5% to 2.5%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At June 30, 2015, the commitment fee was 0.375% and the interest rate margin was 1.75% on LIBOR loans and 0.75% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit our ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make investments.  In addition, we are required to maintain a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0, a ratio of secured debt to EBITDAX (as defined in the credit agreement) of no greater than 2.5 to 1.0 and a ratio of EBITDAX (as defined in the credit agreement) to interest expense (as defined in the credit agreement) of no less than 2.5 to 1.0.  We were in compliance with our financial covenants under the Revolving Credit Facility at June 30, 2015.

All of our obligations under the Revolving Credit Facility are secured by a first priority security interest in any and all of our assets.

8.000% Senior Notes due 2020

On May 18, 2012, we issued at par value $300 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “Original Notes”).  On May 13, 2013, we issued at a price of 105.25% an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “2013 Follow-on Notes”).  On May 18, 2015, the Company issued at a price of 95.000% of par an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “2015 Mirror Notes” and, together with the Original Notes and the 2013 Follow-on Notes, the “Notes”).  Interest is payable on the Notes semi-annually in arrears on each June 1 and December 1.  The issuance of the Original Notes resulted in net proceeds to us of approximately $291.2 million, the issuance of the 2013 Follow-on Notes resulted in net proceeds to us of approximately $200.1 million, and the issuance of the 2015 Mirror Notes resulted in net proceeds to us of approximately $184.9 million.  Collectively, the net proceeds are in use to fund our exploration, development and acquisition program and for general corporate purposes (including repayment of borrowings that were outstanding under the Revolving Credit Facility at the time the Notes were issued).

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

The Original Notes and the 2013 Follow-on Notes are governed by an Indenture, dated as of May 18, 2012, by and among the Company and Wilmington Trust, National Association (the “Original Indenture”).  The 2015 Mirror Notes are governed by an Indenture, dated as of May 18, 2015, by and among the Company and Wilmington Trust, National Association (the “Mirror Indenture”).  The terms and conditions of the Mirror Indenture conform, in all material respects, to the terms and conditions set forth in the Original Indenture.  As such, the Mirror Indenture, together with the Original Indenture, are referred to herein as the “Indenture”.

The Indenture restricts our ability to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase, equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets.  These covenants are subject to a number of important exceptions and qualifications.  If at any time when the Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and we and our subsidiaries (if any) will cease to be subject to such covenants.

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

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.  Oil and natural gas prices decreased significantly in the second half of 2014 and have remained depressed in 2015.  The lower commodity pricing has reduced service costs in 2015.  If service cost pricing remains at the current 2015 levels, we do not currently expect business costs to materially increase until higher prices for oil and natural gas create increased demand for materials, services and personnel.

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

Non-GAAP Financial Measures

We define Adjusted Net Income as net income excluding (i) (gain) loss on the mark-to-market of derivative instruments, net of tax and (ii) impairment of oil and natural gas properties, net of tax.  Our Adjusted Net Income for the second quarter of 2015 was $11.5 million (representing approximately $0.19 per diluted share), compared to $17.3 million (representing approximately $0.29 per diluted share) for the second quarter of 2014.  For the second quarter of 2015, the decrease in non-GAAP Adjusted Net Income is primarily due to lower realized commodity prices as well as higher interest expense, which were partially offset by lower depletion expense.  Our Adjusted Net Income for the first half of 2015 was $17.5 million (representing approximately $0.29 per diluted share), compared to $28.8 million (representing approximately $0.47 per diluted share) for the first half of 2014.  The decrease in non-GAAP Adjusted Net Income is primarily due to lower realized commodity prices as well as higher interest and operating expenses, which were partially offset by our continued addition of crude oil and natural gas production from new wells in 2015 compared to 2014 and lower depletion expense.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization, and accretion, (iv) (gain) loss on the mark-to-market of derivative instruments, (v) non-cash share based compensation expense and (vi) impairment of oil and natural gas properties.  Adjusted EBITDA for the second quarter of 2015 was $70.4 million, compared to Adjusted EBITDA of $81.4 million for the second quarter of 2014.  Adjusted EBITDA for the first half of 2015 was $137.9 million, compared to Adjusted EBITDA of $146.5 million for the first half of 2014.  The decrease in Adjusted EBITDA is primarily due to lower realized commodity prices, which were partially offset by our continued addition of crude oil and natural gas production from our wells in 2015 compared to 2014.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (Loss) Income	$(250,060,617)	$(4,412,450)	$(479,799,187)	$2,177,314
Add:
Impact of Selected Items:
Loss on the Mark-to-Market of Derivative Instruments	53,193,228	35,307,533	67,524,595	43,167,216
Impairment of Oil and Natural Gas Properties	281,964,097	-	642,393,059	-
Selected Items, Before Income Taxes	335,157,325	35,307,533	709,917,654	43,167,216
Income Tax of Selected Items(1)	(73,583,617)	(13,558,093)	(212,616,501)	(16,576,211)
Selected Items, Net of Income Taxes	261,573,708	21,749,440	497,301,153	26,591,005
Adjusted Net Income	$11,513,091	$17,336,990	$17,501,966	$28,768,319

Weighted Average Shares Outstanding – Basic	60,644,635	60,504,781	60,600,652	60,852,322
Weighted Average Shares Outstanding – Diluted	60,790,352	60,676,947	60,712,210	61,059,485

Net (Loss) Income Per Common Share – Basic	$(4.12)	$(0.07)	$(7.92)	$0.04
Add:
Impact of Selected Items, Net of Income Taxes	4.31	0.36	8.21	0.43
Adjusted Net Income Per Common Share – Basic	$0.19	$0.29	$0.29	$0.47

Net (Loss) Income Per Common Share – Diluted	$(4.11)	$(0.07)	$(7.90)	$0.04
Add:
Impact of Selected Items, Net of Income Taxes	4.30	0.36	8.19	0.43
Adjusted Net Income Per Common Share – Diluted	$0.19	$0.29	$0.29	$0.47
______________________

(1)
For the 2015 columns, this represents tax impact using an estimated tax rate of 36.9% and 37.0% for the three and six months ended June 30, 2015, respectively.  These columns include a $49.9 million adjustment for the establishment of a valuation allowance in the second quarter of 2015.  For the 2014 columns, this represents tax impact using an estimated tax rate of 38.4%.

Reconciliation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (Loss) Income	$(250,060,617)	$(4,412,450)	$(479,799,187)	$2,177,314
Add:
Interest Expense	14,387,693	10,326,789	26,124,240	20,225,758
Income Tax Provision (Benefit)	(66,866,610)	(2,750,000)	(202,346,610)	1,350,000
Depreciation, Depletion, Amortization, and Accretion	36,745,805	42,212,250	81,958,844	78,313,171
Impairment of Oil and Natural Gas Properties	281,964,097	-	642,393,059	-
Non-Cash Share Based Compensation	1,050,157	727,344	2,080,474	1,285,209
Loss on the Mark-to-Market of Derivative Instruments	53,193,228	35,307,533	67,524,595	43,167,216
Adjusted EBITDA	$70,413,753	$81,411,466	$137,935,415	$146,518,668

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

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under our Revolving Credit Facility.  As of June 30, 2015, we had entered into derivative agreements covering 2.0 million barrels for the remainder of 2015 and 1.8 million barrels for 2016.

The following table reflects open commodity swap contracts as of June 30, 2015, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price ($)
Swaps-Crude Oil
07/01/15 – 12/31/15	360,000	89.00
07/01/15 – 12/31/15	180,000	89.00
07/01/15 – 12/31/15	180,000	89.02
07/01/15 – 12/31/15	90,000	89.00
07/01/15 – 12/31/15	90,000	89.00
07/01/15 – 12/31/15(1)	180,000	90.75
07/01/15 – 12/31/15(1)	180,000	91.00
07/01/15 – 12/31/15(1)	180,000	91.25
07/01/15 – 06/30/16	360,000	89.00
07/01/15 – 06/30/16	360,000	90.00
07/01/15 – 06/30/16	360,000	91.00
01/01/16 – 06/30/16	180,000	90.00
01/01/16 – 06/30/16	90,000	90.00
01/01/16 – 06/30/16	90,000	90.00
07/01/16 – 12/31/16	180,000	65.00
07/01/16 – 12/31/16	180,000	64.93
07/01/16 – 12/31/16	90,000	65.00
07/01/16 – 12/31/16	180,000	65.00
07/01/16 – 12/31/16	180,000	64.93
07/01/16 – 12/31/16	90,000	65.30
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

As of June 30, 2015, we had a total volume on open commodity swaps of 3.8 million barrels at a weighted average price of approximately $83.95.

The following table reflects the weighted average price of open commodity swap derivative contracts as of June 30, 2015, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price ($)
2015	1,980,000	89.82
2016	1,800,000	77.50

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement.  During the six-month period ended June 30, 2015, we had $287.6 million in average outstanding borrowings under our Revolving Credit Facility at a weighted average rate of 2.15%.  We have the option to designate the reference rate of interest for each specific borrowing under the Revolving Credit Facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate (“LIBOR”) will bear interest at a rate equal to LIBOR plus a spread ranging from 1.5% to 2.5% depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 0.5% to 1.5%, depending on the percentage of borrowing base that is currently advanced.  We have the option to designate either pricing mechanism.  Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

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

As of June 30, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
April 1, 2014 to April 30, 2014	5,129	$8.01	-	$ 108.3 million
Month #2
May 1, 2014 to May 31, 2014	199	8.55	-	108.3 million
Month #3
June 1, 2014 to June 30, 2014	10,698	6.81	-	108.3 million
Total	16,026	$7.21	-	$ 108.3 million
____________

(1)	All shares purchased reflect shares surrendered in satisfaction of tax obligations in connection with restricted stock awards.
(2)
In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million shares of our company’s outstanding common stock.  In total, we have repurchased 3,190,268 shares under this program through June 30, 2015 at a weighted average price of $13.06 per share.

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	August 6, 2015	By:	/s/ Michael L. Reger
Michael L. Reger, Chief Executive Officer and Director

Date:	August 6, 2015	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk, Chief Financial Officer

EXHIBIT INDEX

Unless otherwise indicated, all documents incorporated by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 001-33999.

Exhibit No.		Description	Reference
3.1		Articles of Incorporation of Northern Oil and Gas, Inc. dated June 28, 2010	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
3.2		By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1		Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2012
4.2		Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012
4.3		Indenture, dated May 18, 2015, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015
4.4		Registration Rights Agreement, dated May 18, 2015, between Northern Oil and Gas, Inc. and RBC Capital Markets, LLC, as representative of the Initial Purchasers, identified therein	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015
10.1		Purchase Agreement, dated May 13, 2015, between Northern Oil and Gas, Inc. and RBC Capital Markets, LLC, as representative of the Initial Purchasers, identified therein	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015
10.2		Fifth Amendment to the Third Amended and Restated Credit Agreement, dated April 7, 2015, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2015
10.3		Sixth Amendment to the Third Amended and Restated Credit Agreement, dated May 13, 2015, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015
10.4	*	Northern Oil and Gas, Inc. 2013 Incentive Plan (as amended May 28, 2015)	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on April 17, 2015
12.1		Calculation of Ratio of Earnings to Fixed Charges	Filed herewith
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS		XBRL Instance Document	Filed herewith
101.SCH		XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.