Form 10-K
period 2015-12-31
NORTHERN OIL & GAS, INC.
filed 2016-03-03
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sale price as reported by the NYSE MKT) was approximately $388.9 million.
As of February 29, 2016, the registrant had 63,134,452 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement related to the registrant's 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report for the year ended December 31, 2015.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company.  All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance are forward-looking statements.  When used in this report, forward-looking statements are generally accompanied by terms or phrases such as "estimate," "project," "predict," "believe," "expect," "estimate," "continue," "anticipate," "target," "could," "plan," "intend," "seek," "goal," "will," "should," "may" or other words and similar expressions that convey the uncertainty of future events or outcomes.  Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  changes in crude oil and natural gas prices, the pace of drilling and completions activity on our properties, our ability to acquire additional development opportunities, changes in our reserves estimates or the value thereof, general economic or industry conditions, nationally and/or in the communities in which our company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise or access capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our company's operations, products and prices.

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made.  You should consider carefully the statements in "Item 1A. Risk Factors" and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the "SEC") which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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

Terms used to describe quantities of crude oil and natural gas:

"Bbl."  One stock tank barrel of 42 U.S. gallons liquid volume used herein in reference to crude oil, condensate or NGLs.

"Boe."  A barrel of oil equivalent and is a standard convention used to express oil, NGL and natural gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or NGL.

"Boepd."  Boe per day.

"Btu or British Thermal Unit."  The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

"MBbl."  One thousand barrels of crude oil, condensate or NGLs.

"MBoe."  One thousand Boes.

"Mcf."  One thousand cubic feet of natural gas.

"MMBbl."  One million barrels of crude oil, condensate or NGLs.

"MMBoe."  One million Boes.

"MMBtu."  One million British Thermal Units.

"MMcf."  One million cubic feet of natural gas.

"NGLs."  Natural gas liquids.  Hydrocarbons found in natural gas that may be extracted as liquefied petroleum gas and natural gasoline.

Terms used to describe our interests in wells and acreage:

"Basin."  A large natural depression on the earth's surface in which sediments generally brought by water accumulate.

"Completion."  The process of treating a drilled well followed by the installation of permanent equipment for the production of crude oil, NGLs, and/or natural gas.

"Conventional play."  An area that is believed to be capable of producing crude oil, NGLs, and natural gas occurring in discrete accumulations in structural and stratigraphic traps.

"Developed acreage."  Acreage consisting of leased acres spaced or assignable to productive wells.  Acreage included in spacing units of infill wells is classified as developed acreage at the time production commences from the initial well in the spacing unit.  As such, the addition of an infill well does not have any impact on a company's amount of developed acreage.

i

"Development well."  A well drilled within the proved area of a crude oil, NGL, or natural gas reservoir to the depth of stratigraphic horizon (rock layer or formation) noted to be productive for the purpose of extracting proved crude oil, NGL, or natural gas reserves.

"Dry hole."  A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

"Exploratory well."  A well drilled to find and produce crude oil, NGLs, or natural gas in an unproved area, to find a new reservoir in a field previously found to be producing crude oil, NGLs, or natural gas in another reservoir, or to extend a known reservoir.

"Field."  An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

"Formation."  A layer of rock which has distinct characteristics that differs from nearby rock.

"Gross acres or Gross wells."  The total acres or wells, as the case may be, in which a working interest is owned.

"Held by operations."  A provision in an oil and gas lease that extends the stated term of the lease as long as drilling operations are ongoing on the property.

"Held by production."  A provision in an oil and gas lease that extends the stated term of the lease as long as the property produces a minimum quantity of crude oil, NGLs, and natural gas.

"Hydraulic fracturing."  The technique of improving a well's production or injection rates by pumping a mixture of fluids into the formation and rupturing the rock, creating an artificial channel. As part of this technique, sand or other material may also be injected into the formation to keep the channel open, so that fluids or natural gases may more easily flow through the formation.

"Infill well."  A subsequent well drilled in an established spacing unit to the addition of an already established productive well in the spacing unit.  Acreage on which infill wells are drilled is considered developed commencing with the initial productive well established in the spacing unit.  As such, the addition of an infill well does not have any impact on a company's amount of developed acreage.

"Net acres."  The percentage ownership of gross acres.  Net acres are deemed to exist when the sum of fractional ownership working interests in gross acres equals one (e.g., a 10% working interest in a lease covering 640 gross acres is equivalent to 64 net acres).

"Net well."  A well that is deemed to exist when the sum of fractional ownership working interests in gross wells equals one.

"NYMEX."  The New York Mercantile Exchange.

"OPEC."  The Organization of Petroleum Exporting Countries.

"Productive well."  A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

"Recompletion."  The process of treating a drilled well followed by the installation of permanent equipment for the production of crude oil, NGLs or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

"Reservoir."  A porous and permeable underground formation containing a natural accumulation of producible crude oil, NGLs and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs.

"Spacing."  The distance between wells producing from the same reservoir.  Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies.

"Unconventional play."  An area believed to be capable of producing crude oil, NGLs, and/or natural gas occurring in cumulations that are regionally extensive but require recently developed technologies to achieve profitability.  These areas tend to have low permeability and may be closely associated with source rock as this is the case with crude oil and natural gas shale, tight crude oil and natural gas sands and coal bed methane.

"Undeveloped acreage."  Leased acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of crude oil, NGLs, and natural gas, regardless of whether such acreage contains proved reserves.  Undeveloped acreage includes net acres held by operations until a productive well is established in the spacing unit.

"Unit."  The joining of all or substantially all interests in a reservoir or field, rather than a single tract, to provide for development and operation without regard to separate property interests.  Also, the area covered by a unitization agreement.

"Wellbore."  The hole drilled by the bit that is equipped for natural gas production on a completed well.  Also called well or borehole.

"West Texas Intermediate or WTI."  A light, sweet blend of oil produced from the fields in West Texas.

"Working interest."  The right granted to the lessee of a property to explore for and to produce and own crude oil, NGLs, natural gas or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

Terms used to assign a present value to or to classify our reserves:

"Possible reserves."  The additional reserves which analysis of geoscience and engineering data suggest are less likely to be recoverable than probable reserves.

"Pre-tax PV-10% or PV-10."  The estimated future net revenue, discounted at a rate of 10% per annum, before income taxes and with no price or cost escalation or de-escalation in accordance with guidelines promulgated by the SEC.

"Probable reserves."  The additional reserves which analysis of geoscience and engineering data indicate are less likely to be recovered than proved reserves but which together with proved reserves, are as likely as not to be recovered.

"Proved developed producing reserves (PDP's)."  Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  Additional crude oil, NGLs, and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included in "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

"Proved developed non-producing reserves (PDNP's)."  Proved crude oil, NGLs, and natural gas reserves that are developed behind pipe, shut-in or that can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor.  Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells that were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells that will require additional completion work or future recompletion prior to the start of production.

"Proved reserves."  The quantities of crude oil, NGLs and natural gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

"Proved undeveloped drilling location."  A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

"Proved undeveloped reserves" or "PUDs."  Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for development.  Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.  Proved reserves for other undrilled units are claimed only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation.  Estimates for proved undeveloped reserves will not be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir or an analogous reservoir.

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

(ii)            In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons ("LKH") as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

(iii)            Where direct observation from well penetrations has defined a highest known oil ("HKO") elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering or performance data and reliable technology establish the higher contact with reasonable certainty.

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

"Standardized measure."  The estimated future net revenue, discounted at a rate of 10% per annum, after income taxes and with no price or cost escalation, calculated in accordance with Accounting Standards Codification ("ASC") 932, formerly Statement of Financial Accounting Standards No. 69 "Disclosures About Oil and Gas Producing Activities."

NORTHERN OIL AND GAS, INC.

NORTHERN OIL AND GAS, INC.

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2015
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

During 2015, we participated in the drilling and completion of 292 gross (18.6 net) wells in the Williston Basin.  At December 31, 2015, we owned working interests in 2,630 gross (204.3 net) producing wells, consisting of 2,628 wells targeting the Bakken and Three Forks formations and two wells targeting other formations.  As of December 31, 2015, we leased approximately 165,908 net acres, all located in the Williston Basin, of which approximately 119,088 net acres were developed.

As of December 31, 2015, our proved reserves were 65.3 MMBoe (all of which were in the Williston Basin) as estimated by our third-party independent reservoir engineering firm, Ryder Scott Company, LP.  As of December 31, 2015, 65% of our reserves were classified as proved developed and 87% of our reserves were oil.  The following table provides a summary of certain information regarding our assets:

	As of December 31, 2015
	Net Acres	Productive Wells		Average Daily Production(1) (Boe per day)	Proved Reserves (MBoe)	% Oil	% Proved Developed	PV-10(2) (in thousands)
		Gross	Net
North Dakota	136,043	2,533	192.6	15,922	64,641	87%	64%	$569,920
Montana	29,865	97	11.7	363	657	86	100	5,774
Total	165,908	2,630	204.3	16,285	65,298	87	65	$575,694
___________________

(1)	Represents the average daily production over the three months ended December 31, 2015.
(2)
PV-10 is a non-GAAP financial measure.  For further information and reconciliation to the most directly comparable GAAP measure, see "Item 2. Properties–Reconciliation of PV-10 to Standardized Measure."  The prices used to calculate this measure were $50.28 per barrel of oil (WTI price) and $2.58 per MMBtu of natural gas (Henry Hub price), which prices were then further adjusted for transportation, quality and basis differentials.  The average resulting price used as of December 31, 2015 was $42.03 per barrel of oil and $1.63 per Mcf of natural gas.

During 2015 commodity prices for crude oil, NGL and natural gas experienced sharp declines, and this downward trend has accelerated further into the first quarter of 2016, with crude oil prices reaching a twelve-year low in February 2016. We have significantly reduced our capital budget for 2016.  We believe that we can enhance the value for our shareholders by maintaining flexibility in choosing drilling locations that may yield the greatest rates of return.

Business Strategy

Key elements of our business strategies include:

•
Deploy our Capital in a Conservative and Strategic Manner and Review Opportunities to Bolster our Liquidity.  In the current industry environment, maintaining liquidity is critical.  Therefore, we will be highly selective in the projects that we fund and will review opportunities to bolster our liquidity and financial position through various means.

•
Continue Participation in the Development of Our Existing Properties in the Williston Basin as a Non-Operator.  In the current price environment, we believe the best way to develop our acreage is to take a long-term approach and develop our locations with potential for the highest rates of return.  We plan to continue to concentrate our capital expenditures in the Williston Basin, where we believe our current acreage position can provide an attractive return on the capital employed on our multi-year drilling inventory of oil-focused properties.

•
Diversify Our Risk Through Non-Operated Participation in a Large Number of Bakken and Three Forks Wells.  As a non-operator, we seek to diversify our investment and operational risk through participation in a large number of oil wells and with multiple operators.  As of December 31, 2015, we have participated in 2,630 gross (204.3 net) producing wells in the Williston Basin with an average working interest of 7.8% in each gross well, with more than 35 experienced operating partners.  We expect to continue partnering with numerous experienced operators across our leasehold positions.

•
Evaluate and Pursue Value-Enhancing Acquisitions, Joint Ventures and Divestitures.  We will continue to monitor the market for strategic acquisitions that we believe could be accretive and enhance shareholder value.  We generally seek to acquire small lease positions at a significant discount to the contiguous acreage positions typically sought by larger producers.  As part of this strategy, we consider areas that are actively being drilled and permitted and where we have an understanding of the operators and their drilling plans, capital requirements and well economics.  Historically, we have acquired properties by purchasing individual or small groups of leases directly from mineral owners or from landmen or lease brokers, as well as purchasing lease packages in identified project areas controlled by specific operators.

•
Maintain a Strong Balance Sheet and Proactively Manage to Limit Downside.  We strive to remain financially strong, yet flexible, through the prudent management of our balance sheet and active management of commodity price volatility.  Given the low commodity price environment existing at December 31, 2015 and continuing into 2016, Northern intends to preserve liquidity by reducing commitments when available and being more selective on capital deployment.  We employ an active commodity price risk management program to better enable us to execute our business plan over the entire commodity price cycle.  The following table summarizes the oil derivative contracts that we have entered into as of December 31, 2015, by fiscal quarter:

Contract Period	Volumes (Bbl)	Weighted Average Price ($ per Bbl)
2016:
Q1	450,000	90.00
Q2	450,000	90.00
Q3	450,000	65.00
Q4	450,000	65.00

Industry Operating Environment

The oil and natural gas industry is affected by many factors that we generally cannot control.  Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability.  Significant factors that will impact oil prices in the current fiscal year and future periods include: political and social developments in the Middle East, demand in Asian and European markets, and the extent to which members of OPEC and other oil exporting nations manage oil supply through export quotas.  Additionally, natural gas prices continue to be under pressure due to concerns over excess supply of natural gas due to the high productivity of emerging shale plays in the United States.  Natural gas prices are generally determined by North American supply and demand and are also affected by imports and exports of liquefied natural gas.  Weather also has a significant impact on demand for natural gas since it is a primary heating source.

Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels.  For example, NYMEX WTI oil prices declined from $104.59 per Bbl on July 21, 2014 to $37.04 per Bbl on December 31, 2015, while natural gas prices have declined from over $3.85 per Mcf to below $2.34 per Mcf over the same period.  In addition, the actual and forecasted prices for 2016 have also declined since year-end.  Lower oil and gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.  Lower oil and gas prices may also reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders.

While lower commodity prices will reduce our future net cash flow from operations, we expect to have sufficient liquidity to continue development of our oil and gas properties.  In 2015, our capital spending was decreased by 76% as compared to 2014 and in the second half of 2015 our cash flows exceeded our development expenditures, which allowed us to reduce our credit facility borrowings by $38 million.  At December 31, 2015, the borrowing base on our credit facility was $550 million and there was a $150 million outstanding balance, leaving $400 million of borrowing capacity under the facility.  Although we can expect our borrowing base will be reduced if commodity prices do not significantly recover, we believe our borrowing base has resilience since 87% of our pre-tax PV-10 consists of producing properties which do not require material maintenance capital expenditures to maintain forecasted production levels.  With no near-term maturities of debt, if the existing commodity price environment persists and prices remain lower-for-longer, we plan to continue development within available cash flows and potentially seek the acquisition of producing properties to offset decline as sufficient liquidity allows.

Development

We primarily engage in oil and natural gas exploration and production by participating on a proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include our acreage.  In addition, from time-to-time, we acquire working interests in wells in which we do not hold the underlying leasehold interests from third parties unable or unwilling to participate in particular well proposals.  We typically depend on drilling partners to propose, permit and initiate the drilling of wells.  Prior to commencing drilling, our partners are required to provide all owners of oil, natural gas and mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit.  We assess each drilling opportunity on a case-by-case basis and participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable oil and natural gas, expected oil and gas prices, expertise of the operator, and completed well cost from each project, as well as other factors.  Historically, we have participated pursuant to our working interest in a vast majority of the wells proposed to us.  However, the recent significant decline in oil prices has reduced both the number of well proposals we receive and the proportion of well proposals in which we have elected to participate.

We do not manage our commodities marketing activities internally, but our operating partners generally market and sell oil and natural gas produced from wells in which we have an interest.  Our operating partners coordinate the transportation of our oil production from our wells to appropriate pipelines or rail transport facilities pursuant to arrangements that such partners negotiate and maintain with various parties purchasing the production.  We understand that our partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short-term contracts.  The price at which production is sold generally is tied to the spot market for oil.  Williston Basin Light Sweet Crude from the Bakken source rock is generally 41-42 API crude oil and is readily accepted into the pipeline infrastructure.  The weighted average differential reported to us by our producers during 2015 was $9.42 per barrel below NYMEX pricing.  Our weighted average differential was approximately $8.30 per barrel below NYMEX pricing during the fourth quarter of 2015.  This differential represents the imbedded transportation costs in moving the oil from wellhead to refinery and will fluctuate based on availability of pipeline, rail and other transportation methods.

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

Title to Properties

Our oil and natural gas properties are subject to customary royalty and other interests, liens under indebtedness, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions.  Our credit agreement is also secured by a first lien on substantially all of our assets.  We do not believe that any of these burdens materially interfere with the use of our properties or the operation of our business.

We believe that we have satisfactory title to or rights in all of our producing properties.  As is customary in the oil and gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties.  In most cases, we investigate title only when we acquire producing properties or before commencement of drilling operations.

Seasonality

Winter weather conditions and lease stipulations can limit or temporarily halt the drilling and producing activities of our operating partners and other oil and natural gas operations. These constraints and the resulting shortages or high costs could delay or temporarily halt the operations of our operating partners and materially increase our operating and capital costs. Such seasonal anomalies can also pose challenges for meeting well drilling objectives and may increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay or temporarily halt our operating partners' operations.

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

In general, our lease agreements stipulate three-to-five year terms.  Bonuses and royalty rates are negotiated on a case-by-case basis consistent with industry standard pricing.  Once a well is drilled and production established, the leased acreage in the applicable spacing unit is considered developed acreage and is held by production.  Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production.  Given the current pace of drilling in the Bakken play at this time, we do not believe lease expiration issues will materially affect our North Dakota position.

Governmental Regulation and Environmental Matters

Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as whole.

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies.  For example, North Dakota and Montana require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas.  Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the process of drilling, completion and abandonment, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.  The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill.  Moreover, both states impose a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within their jurisdictions.  Failure to comply with any such rules and regulations can result in substantial penalties.  The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability.  Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.  Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.  Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission ("FERC") and the courts. We cannot predict when or whether any such proposals may become effective.

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices.  Nevertheless, Congress could reenact price controls in the future.  Our sales of crude oil are affected by the availability, terms and cost of transportation.  The transportation of oil by common carrier pipelines is also subject to rate and access regulation.  The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act.  In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances.  Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil pipelines that allows a pipeline to increase its rates annually up to a prescribed ceiling, without making a cost of service filing.  Every five years, the FERC reviews the appropriateness of the index level in relation to changes in industry costs.  Most recently, on December 17, 2015, the FERC established a new price index for the five-year period commencing July 1, 2016.

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

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is generally governed by pro-rationing provisions set forth in the pipelines' published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.

Regulation of Transportation and Sales of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the FERC under the Natural Gas Act of 1938 ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA") and regulations issued under those statutes.  In the past, the federal government has regulated the prices at which natural gas could be sold.  While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future.

Onshore gathering services, which occur upstream of FERC jurisdictional transmission services, are regulated by the states.  Although the FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transmission function, the FERC's determinations as to the classification of facilities is done on a case-by-case basis. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

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

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites.  It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance.  Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products.  In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.  Recent regulation and litigation brought against others in the industry under RCRA liability for earthquakes were allegedly caused by injection of oil field wastes.

The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species.  Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat.  ESA provides for criminal penalties for willful violations of ESA.  Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act.  Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject our company (directly or indirectly through our operating partners) to significant expenses to modify our operations or could force discontinuation of certain operations altogether.

On April 17, 2012, the U.S. Environmental Protection Agency (the "EPA") finalized rules proposed on July 28, 2011 that establish new air emission controls under the Clean Air Act ("CCA") for oil and natural gas production and natural gas processing operations. Specifically, the EPA's rule package includes New Source Performance Standards ("NSPS") for the oil and natural gas source category to address emissions of sulfur dioxide and volatile organic compounds ("VOCs") and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. On August 5, 2013, the EPA issued final updates to its 2012 VOC performance standards for storage tanks. The rules establish specific new requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules revise leak detection requirements for natural gas processing plants. These rules may require a number of modifications to the operations of our third-party operating partners, including the installation of new equipment to control emissions from compressors.

On September 18, 2015, the EPA proposed to further amend the NSPS for the oil and natural gas source category to set standards for methane and VOC emissions from new and modified oil and gas production sources and natural gas-processing and transmission sources. Although we cannot predict the cost to comply with these new requirements at this point, compliance with these new rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

These new regulations and proposals and any other new regulations requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business, results of operations and financial condition.

The Federal Water Pollution Control Act of 1972, or the Clean Water Act (the "CWA"), imposes restrictions and controls on the discharge of produced waters and other pollutants into navigable waters.  Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands.  The CWA and certain state regulations prohibit the discharge of produced water, sand, drilling fluids, drill cuttings, sediment and certain other substances related to the oil and gas industry into certain coastal and offshore waters without an individual or general National Pollutant Discharge Elimination System discharge permit. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Costs may be associated with the treatment of wastewater and/or developing and implementing storm water pollution prevention plans.  The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges, for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The underground injection of oil and natural gas wastes are regulated by the Underground Injection Control program authorized by the Safe Drinking Water Act.  The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water.  Substantially all of the oil and natural gas production in which we have interest is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of "underground injection" and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress.  The U.S. Congress continues to consider legislation to amend the Safe Drinking Water Act to address hydraulic fracturing operations.

Scrutiny of hydraulic fracturing activities continues in other ways.  The federal government is currently undertaking several studies of hydraulic fracturing's potential impacts.  Several states, including Montana and North Dakota where our properties are located, have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing.  A number of municipalities in other states, including Colorado and Texas, have proposed bans on hydraulic fracturing.  New York State's ban on hydraulic fracturing was recently upheld by the Courts.  In Colorado, lower courts overturned the bans, and the question is now before the state supreme court.  We cannot predict whether any other legislation will ever be enacted and if so, what its provisions would be.  If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, which could lead to delays, increased operating costs and process prohibitions that would materially adversely affect our revenue and results of operations.

The National Environmental Policy Act ("NEPA") establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies.  A major federal agency action having the potential to significantly impact the environment requires review under NEPA.  Many of the activities of our third-party operating partners are covered under categorical exclusions which results in a shorter NEPA review process.  The Council on Environmental Quality has announced an intention to reinvigorate NEPA reviews and on March 12, 2012, issued final guidance that may result in longer review processes that could lead to delays and increased costs that could materially adversely affect our revenues and results of operations.

Climate Change

Significant studies and research have been devoted to climate change, and climate change has developed into a major political issue in the United States and globally.  Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment.  Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production.

In the United States, legislative and regulatory initiatives are underway to limit greenhouse gas ("GHG") emissions. The U.S. Congress has considered legislation that would control GHG emissions through a "cap and trade" program and several states have already implemented programs to reduce GHG emissions.  The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act, or the CAA, definition of an "air pollutant." In response the EPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA.  In 2010, the EPA issued a final rule, known as the "Tailoring Rule," that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act. On June 23, 2014, the U.S. Supreme Court in Utility Air Regulatory Group v. EPA held that the EPA's "Tailoring Rule" was invalid, but held that if a source was subject to Prevention of Significant Deterioration ("PSD") or Title V based on emissions of conventional pollutants like sulfur dioxide, particulates, nitrogen dioxide, carbon monoxide, ozone or lead, then the EPA could also require the source to control GHG emissions and the source would have to install Best Available Control Technology to do so.  As a result, a source no longer is required to meet PSD and Title V permitting requirements based solely on its GHG emissions, but may still have to control GHG emissions if it is an otherwise regulated source.

On February 23, 2014, Colorado became the first state in the nation to adopt rules to control methane emissions from oil and gas facilities.  On September 18, 2015, the EPA proposed to further amend the NSPS for the oil and natural gas source category.  These new regulations would require controls on methane emissions from certain oil and gas facilities.  To the extent our third party operating partners are required to further control methane emissions, such controls could impact our business.

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

Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy.  To the extent that our products are competing with higher greenhouse gas emitting energy sources, our products would become more desirable in the market with more stringent limitations on greenhouse gas emissions.  To the extent that our products are competing with lower GHG emitting energy sources such as solar and wind, our products would become less desirable in the market with more stringent limitations on greenhouse gas emissions.  We cannot predict with any certainty at this time how these possibilities may affect our operations.

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

Organizational Background

Our company took its present form on March 20, 2007, when Northern Oil and Gas, Inc. ("Northern"), a Nevada corporation engaged in our current business, merged with and into our subsidiary, with Northern remaining as the surviving corporation (the "Merger"). Northern then merged into us, and we were the surviving corporation. We then changed our name to Northern Oil and Gas, Inc.  As a result of the Merger, Northern was deemed to be the acquiring company for financial reporting purposes and the transaction was accounted for as a reverse merger.  Our primary operations are now those formerly operated by Northern as well as other business activities since March 2007.

On June 30, 2010, we reincorporated in the State of Minnesota from the State of Nevada pursuant to a plan of merger between Northern Oil and Gas, Inc., a Nevada corporation, and Northern Oil and Gas, Inc., a Minnesota corporation and wholly-owned subsidiary of the Nevada corporation.  Upon the reincorporation, each outstanding certificate representing shares of the Nevada corporation's common stock was deemed, without any action by the holders thereof, to represent the same number and class of shares of our company's common stock.  As of June 30, 2010, the rights of our shareholders began to be governed by Minnesota corporation law and our current articles of incorporation and bylaws.

Available Information – Reports to Security Holders

Our website address is www.northernoil.com.  We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.  These filings are also available to the public at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

We have also posted to our website our Audit Committee Charter, Compensation Committee Charter, Nominating Committee Charter and our Code of Business Conduct and Ethics, in addition to all pertinent company contact information.

Item 1A. Risk Factors

Oil and natural gas prices are volatile.  The continuing and extended decline in oil and natural gas prices has adversely affected, and could continue to adversely affect, our business, financial position, results of operations and cash flow.

The oil and natural gas markets are very volatile, and we cannot predict future oil and natural gas prices.  Oil and natural gas prices declined significantly and have remained depressed from late 2014 through early 2016.  The prices we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  We seek to mitigate volatility and potential declines in oil prices through derivative arrangements that hedge a portion of our expected production.  However, the future protection provided by our derivative activities is significantly lower now than it was last year.  As of December 31, 2014, we had hedged 4.0 million barrels of oil for 2015 at an average swap price of $89.43 per barrel.  As of December 31, 2015, we had hedged 1.8 million barrels for 2016 at an average swap price of $77.50 per barrel, and we have no barrels hedged in 2017 or beyond.

The prices we receive for our production and the levels of our production depend on numerous factors beyond our control.  These factors include, but are not limited to, the following:

•	changes in global supply and demand for oil and natural gas;
•	the actions of OPEC and other major oil producing countries;
•	the price and quantity of imports of foreign oil and natural gas;
•	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;
•	the level of global oil and natural gas exploration and production activity;
•	the level of global oil and natural gas inventories;
•	weather conditions;
•	technological advances affecting energy consumption;
•	domestic and foreign governmental regulations;
•	proximity and capacity of oil and natural gas pipelines and other transportation facilities;
•	the price and availability of competitors' supplies of oil and natural gas in captive market areas; and
•	the price and availability of alternative fuels.

Lower oil and natural gas prices have and will continue to decrease our revenues, the amount of oil and natural gas that our operators can produce economically, and our reserve bookings.  A substantial or extended decline in oil or natural gas prices, such as the depressed commodity price environment that began in 2014 and has continued into 2016, has resulted in and is expected to result in further future impairments of our proved oil and natural gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.  To the extent commodity prices received from production are insufficient to fund planned capital expenditures, we may be required to reduce spending or borrow or issue additional equity to cover any such shortfall.  We expect that the lower oil and natural gas prices will reduce the amount of our borrowing base under our revolving credit facility, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders and is subject to redetermination from time to time as provided in our credit agreement.

Our estimated reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Determining the amount of oil and natural gas recoverable from various formations involves significant complexity and uncertainty.  No one can measure underground accumulations of oil or natural gas in an exact way.  Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and/or natural gas and assumptions concerning future oil and natural gas prices, production levels, and operating, exploration and development costs.  Some of our reserve estimates are made without the benefit of a lengthy production history, and are less reliable than estimates based on a lengthy production history.  As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate.

We routinely make estimates of oil and natural gas reserves in connection with managing our business and preparing reports to our lenders and investors.  We make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, development schedules, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, reserve engineers and other advisors to make accurate assumptions.  Any significant variance from these assumptions by actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows.  Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil, natural gas and NGLs we ultimately recover being different from our reserve estimates.  Any significant variance could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K and subsequent reports we file with the SEC.  For example, the estimated quantities and value of our proved reserves as of December 31, 2015 declined significantly from the prior year, almost entirely due to the decline in oil and natural gas prices.  In addition, we may adjust estimates of net proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and any other factors, many of which are beyond our control.

Drilling for and producing oil, natural gas and NGLs are high risk activities with many uncertainties that could adversely affect our financial condition or results of operations.

Our operators' drilling activities are subject to many risks, including the risk that they will not discover commercially productive reservoirs.  Drilling for oil or natural gas can be uneconomical, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable.  In addition, drilling and producing operations on our acreage may be curtailed, delayed or canceled by our operators as a result of other factors, including:

•	declines in oil or natural gas prices;
•	the high cost, shortages or delivery delays of equipment and services;
•	shortages of or delays in obtaining water for hydraulic fracturing operations;
•	unexpected operational events;
•	adverse weather conditions;
•	facility or equipment malfunctions;
•	title problems;
•	pipeline ruptures or spills;
•	compliance with environmental and other governmental requirements;
•	regulations, restrictions, moratoria and bans on hydraulic fracturing;
•	unusual or unexpected geological formations;
•	loss of drilling fluid circulation;
•	formations with abnormal pressures;

•	environmental hazards, such as oil, natural gas or well fluids spills or releases, pipeline or tank ruptures and discharges of toxic gas;
•	fires;
•	blowouts, craterings and explosions;
•	uncontrollable flows of oil, natural gas or well fluids; and
•	pipeline capacity curtailments.
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

Due to the sustained decrease in oil and natural gas prices, we have taken significant writedowns of our oil and natural gas properties.  If oil or natural gas prices remain depressed, we may be required to record further writedowns of our oil and natural gas properties.

In 2015 we were required to write down the carrying value of certain of our oil and natural gas properties, and further writedowns could be required in the future.  Writedowns may occur when oil and natural gas prices are low, or if we have downward adjustments to our estimated proved reserves, increases in our estimates of operating or development costs, deterioration in drilling results or mechanical problems with wells where the cost to redrill or repair is not supported by the expected economics.

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

During 2015, we performed an impairment review using prices that reflect an average of 2015's monthly prices as prescribed pursuant to the SEC's guidelines.  As a result, during 2015 we recorded $1.2 billion in impairment.  The average prices used in the December 31, 2015 impairment review are significantly higher than the actual and currently forecasted prices for 2016.  As lower average monthly pricing is reflected in the trailing 12-month average pricing calculation, the present value of our future net revenues would decline and additional impairment could be recognized.  If this significantly lower pricing environment persists we expect we could be required to further write down the value of our oil and gas properties.  Given the current oil and natural gas pricing environment, we believe we could have noncash ceiling test writedowns of our oil and natural gas properties in 2016.  The quarterly ceiling test considers many factors including reserves, capital expenditure estimates and trailing 12-month average prices.  SEC defined prices for each quarter in 2015 were as follows:

SEC Defined Prices for 12 Months Ended	NYMEX Oil Price (per Bbl)	Henry Hub Gas Price (per MMBtu)
December 31, 2015	$50.28	$2.58
September 30, 2015	59.21	3.06
June 30, 2015	71.68	3.39
March 31, 2015	82.72	3.88

Any significant reduction in our borrowing base under our revolving credit facility as a result of a periodic borrowing base redetermination or otherwise will negatively impact our liquidity and, consequently, our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our revolving credit facility or any other obligation if required as a result of a borrowing base redetermination.

Availability under our revolving credit facility is currently subject to a borrowing base of $550 million.  The borrowing base is subject to scheduled semiannual (April 1 and October 1) and other elective borrowing base redeterminations based upon, among other things, projected revenues from, and asset values of, the oil and natural gas properties securing the revolving credit facility.  The lenders under our revolving credit facility can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our revolving credit facility.  Reductions in estimates of our oil, NGL and natural gas reserves will result in a reduction in our borrowing base (if prices are kept constant).  Given the ongoing decline in commodity prices for oil, NGL and natural gas, it is likely that reductions in our borrowing base could also arise from other factors, including but not limited to:

•	lower commodity prices or production;
•	increased leverage ratios;
•	inability to drill or unfavorable drilling results;
•	changes in crude oil, NGL and natural gas reserve engineering;
•	increased operating and/or capital costs;
•	the lenders' inability to agree to an adequate borrowing base; or
•	adverse changes in the lenders' practices (including required regulatory changes) regarding estimation of reserves.

As of December 31, 2015, we had $150 million of borrowings outstanding under our revolving credit facility. We may make further borrowings under our revolving credit facility in the future.  Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise will negatively impact our liquidity and our ability to fund our operations and, as a result, would have a material adverse effect on our financial position, results of operation and cash flow.  Further, if the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we could be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

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

We have only participated in wells operated by third-parties.  Our current ability to develop and maintain successful business operations depends on the success of our operators.  If our operators are not successful in the development, exploitation, production and exploration activities relating to our leasehold interests, or are unable or unwilling to perform, our financial condition and results of operation would be materially adversely affected.

These risks are heightened in the current low commodity price environment, which we expect will present significant challenges to most (if not all) of our operators.  The challenges and risks faced by our operators may be similar to or greater than our own, including with respect to their ability to service their debt, remain in compliance with their debt instruments and, if necessary, access additional capital.  We have already seen some bankruptcy filings for oil and gas operators, and the current low commodity price environment could result in additional operators being forced into bankruptcy.  The insolvency of an operator of any of our properties, the failure of an operator of any of our properties to adequately perform operations or an operator's breach of applicable agreements could reduce our production and revenue and result in our liability to governmental authorities for compliance with environmental, safety and other regulatory requirements, to the operator's suppliers and vendors and to royalty owners under oil and gas leases jointly owned with the operator or another insolvent owner.  Finally, an operator of our properties may have the right, if another non-operator fails to pay its share of costs because of its insolvency or otherwise, to require us to pay our proportionate share of the defaulting party's share of costs.

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

Additionally, we may have virtually no ability to exercise influence over the operational decisions of our operators, including the setting of capital expenditure budgets and drilling locations and schedules. Dependence on our operators could prevent us from realizing our target returns for those locations.  The success and timing of development activities by our operators will depend on a number of factors that will largely be outside of our control, including:

•	oil and natural gas prices and other factors generally affecting industry operating environment;
•	the timing and amount of capital expenditures;
•	their expertise and financial resources;
•	approval of other participants in drilling wells;
•	selection of technology; and
•	the rate of production of reserves, if any.

We could experience periods of higher costs as activity levels in the Williston Basin fluctuate or if commodity prices rise.  These increases could reduce our profitability, cash flow, and ability to complete development activities as planned.

The recent decline in commodity prices has decreased activity and investment in the Williston Basin.  However, if and when activity in the Williston Basin increases, competition for equipment, labor and supplies is also expected to increase.  Likewise, higher oil, natural gas and NGL prices generally increase the demand for equipment, labor and supplies, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel.  Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict our operating partners' ability to drill the wells and conduct the operations that we currently expect.

In addition, capital and operating costs in the oil and natural gas industry have generally risen during periods of increasing commodity prices as producers seek to increase production in order to capitalize on higher commodity prices.  In situations where cost inflation exceeds commodity price inflation, our profitability and cash flow, and our operators' ability to complete development activities as scheduled and on budget, may be negatively impacted.  Any delay in the drilling of new wells or significant increase in drilling costs could reduce our revenues and cash available to make payments on our debt obligations.

Our lack of industry and geographical diversification may increase the risk of an investment in our company.

Our business focus is on the oil and natural gas industry in a limited number of properties that are primarily in the areas of the Williston Basin located in Montana and North Dakota.  While other companies may have the ability to manage their risk by diversification, the narrow focus of our business, in terms of both the industry focus and geographic scope of our business, means that we will likely be impacted more acutely by factors affecting our industry or the region in which we operate than we would if our business were more diversified.  As a result of the narrow focus of our business, we may be disproportionately exposed to the effects of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of oil or natural gas.  Additionally, we may be exposed to further risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within the Williston Basin.  We do not currently intend to broaden either the nature or geographic scope of our business.

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

Currently, we receive incremental cash flows as a result of our hedging activity.  To the extent we are unable to obtain future hedges at attractive prices or our derivative activities are not effective, our cash flows and financial condition may be adversely impacted.

To achieve more predictable cash flows and reduce our exposure to adverse fluctuations in the price of oil, we enter into derivative instrument contracts for a portion of our expected oil production, including swaps, collars, puts and basis swaps.  In accordance with applicable accounting principles, we are required to record our derivatives at fair market value, and they are included on our balance sheet as assets or liabilities and in our statements of operations as gain (loss) on derivatives, net.  Accordingly, our earnings may fluctuate significantly as a result of changes in the fair market value of our derivative instruments. Although our current hedges provide us with a benefit as they are priced above the current depressed prices for oil, as these hedges expire, there is significant uncertainty that we will be able to put new hedges in place that will provide us with similar benefit.

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

We have net operating loss ("NOL") carryforwards that we may use to offset against taxable income for U.S. federal income tax purposes.  At December 31, 2015, we had an estimated NOL carryforward of approximately $524.9 million for United States federal tax return purposes.  However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs that we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company.  Any limitation on our ability to use NOLs could, depending on the extent of such limitation, result in higher U.S. federal income taxes being paid (and therefore a reduction in cash) than if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes.  In addition, if the limitation under Section 382 is triggered, it could result in a significant charge to earnings in the period in which it is triggered.

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

A significant portion of our acreage is not currently held by production or held by operations.  Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire.  If our leases expire and we are unable to renew the leases, we will lose our right to participate in the development of the related properties.  Drilling plans for these areas are generally in the discretion of third party operators and are subject to change based on various factors that are beyond our control, such as: the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third party approvals; oil, NGL and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs.  As of December 31, 2015, we estimate that we had leases that were not developed that represented 14,374 net acres potentially expiring in 2016, 14,042 net acres potentially expiring in 2017, 10,727 net acres potentially expiring in 2018 and 7,677 net acres potentially expiring in 2019 and beyond.

Seasonal weather conditions adversely affect operators' ability to conduct drilling activities in the areas where our properties are located.

Seasonal weather conditions can limit drilling and producing activities and other operations in our operating areas and as a result, a majority of the drilling on our properties is generally performed during the summer and fall months. These seasonal constraints can pose challenges for meeting well drilling objectives and increase competition for equipment, supplies and personnel during the summer and fall months, which could lead to shortages and increase costs or delay operations. Additionally, many municipalities impose weight restrictions on the paved roads that lead to jobsites due to the muddy conditions caused by spring thaws. This could limit access to jobsites and operators' ability to service wells in these areas.

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

The amount available for borrowing under our credit facility is subject to a borrowing base which is determined by our lenders, at their discretion, taking into account our estimated proved reserves and is subject to periodic redeterminations based on pricing models determined by the lenders at such time.  The decline in oil and natural gas prices in 2008 adversely impacted the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our borrowing base.  Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels.  For example, oil prices declined from $104.59 per Bbl on July 21, 2014 to $37.04 per Bbl on December 31, 2015, while natural gas prices have declined from over $3.85 per Mcf to below $2.34 per Mcf over the same period.  In addition, the actual and forecasted prices for 2016 have also declined since year-end.  If commodity prices (particularly oil prices) remain, it will have similar adverse effects on our reserves and borrowing base and reduce our ability to replace our reserves.

We may be unable to obtain additional capital that we will require to implement our business plan.

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

Approximately 35% of our estimated net proved reserves were classified as proved undeveloped as of December 31, 2015. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate.  Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic.  In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.

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

Our success depends heavily upon the continued contributions of those members of our management team whose knowledge, relationships with industry participants, leadership and technical expertise would be difficult to replace.  In particular, our ability to successfully acquire additional properties, to increase our reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements depends on developing and maintaining close working relationships with industry participants.  In addition, our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment is dependent on our management team's knowledge and expertise in the industry.  To continue to develop our business, we rely on our management team's knowledge and expertise in the industry and will use our management team's relationships with industry participants, specifically those of Mr. Reger, our Chief Executive Officer, to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and natural gas companies.

The members of our management team may terminate their employment with our company at any time.  If we were to lose members of our management team, we may not be able to replace the knowledge that they possess.  In addition, we may not be able to establish or maintain strategic relationships with industry participants.  If we were to lose the services of the members of our management team, our ability to conduct our operations and execute our business plan could be materially harmed.

Deficiencies of title to our leased interests could significantly affect our financial condition.

We typically do not incur the expense of a title examination prior to acquiring oil and natural gas leases or undivided interests in oil and natural gas leases or other developed rights. If an examination of the title history of a property reveals that an oil or natural gas lease or other developed rights have been purchased in error from a person who is not the owner of the mineral interest desired, our interest would substantially decline in value or be eliminated. In such cases, the amount paid for such oil or natural gas lease or leases or other developed rights may be lost. It is generally our practice not to incur the expense of retaining lawyers to examine the title to the mineral interest to be acquired.  Rather, we typically rely upon the judgment of oil and natural gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental or county clerk's office before attempting to acquire a lease or other developed rights in a specific mineral interest.

Prior to drilling an oil or natural gas well, however, it is the normal practice in the oil and natural gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil or natural gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, such as obtaining affidavits of heirship or causing an estate to be administered. Such curative work entails expense, and the operator may elect to proceed with a well despite defects to the title identified in the preliminary title opinion.  Furthermore, title issues may arise at a later date that were not initially detected in any title review or examination.  Any one or more of the foregoing could require us to reverse revenues previously recognized and potentially negatively affect our cash flows and results of operations.  Our failure to obtain perfect title to our leaseholds may adversely affect our current production and reserves and our ability in the future to increase production and reserves.

Competition may limit our ability to obtain rights to explore and develop oil and natural gas reserves.

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

The U.S. Department of Transportation ("USDOT") recently concluded that crude oil from the Bakken/Three Forks formations has a higher volatility than most other U.S. crude oil and thus is more ignitable and flammable.  Based on that information, and several fires involving rail transportation of crude oil, USDOT has started a rulemaking to develop new requirements for shipping crude oil by rail.  In addition, the rail industry has adopted increased precautions for crude shipments.  Any new restrictions that significantly affect transportation of crude oil production could materially and adversely affect our financial condition, results of operations and cash flows.

Our business involves the selling and shipping by rail of crude oil, including from the Bakken shale, which involves risks of derailment, accidents and liabilities associated with cleanup and damages, as well as potential regulatory changes that may adversely impact our business, financial condition or results of operations.

A portion of our crude oil production is transported to market centers by rail.  Recent derailments in North America of trains transporting crude oil have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation by rail of flammable materials. Transportation safety regulators in the United States and Canada are concerned that crude oil from the Bakken shale may be more flammable than crude oil from other producing regions and are investigating that issue and are also considering changes to existing regulations to address those possible risks.  In May 2015, the Pipeline and Hazardous Materials Safety Administration ("PHMSA") adopted a final rule that, among other things, imposes a new and enhanced tank car design standard for certain tank cars carrying crude oil and ethanol, a phase out by as early as January 2018 for older DOT-111 tank cars that are not retrofitted, and a classification and testing program for unrefined petroleum based products, including crude oil.  The rule also includes new operational requirements such as routing analyses, speed restrictions and enhanced braking controls.  Transport Canada has also issued legal requirements that align with the rule adopted by PHMSA, including standards relating to train speed restrictions, route risk analyses and a phase out of non-compliant DOT-111 tank cars.

Any changes to existing laws and regulations, or promulgation of new laws and regulations, including any voluntary measures by the rail industry, that result in new requirements for the design, construction or operation of tank cars used to transport crude oil could increase our costs of doing business and limit our ability to transport and sell our crude oil at favorable prices at market centers throughout the United States, the consequences of which could have a material adverse effect on our financial condition, results of operations and cash flows.

To the extent that new regulations require design changes or other modifications of tank cars, we may incur significant constraints on transportation capacity during the period while tank cars are being retrofitted or newly constructed to comply with the new regulations. In addition, any derailment of crude oil from the Bakken shale involving crude oil that we have sold or are shipping may result in claims being brought against us that may involve significant liabilities. Although we believe that we are adequately insured against such events, we cannot assure you that our insurance policies will cover the entirety of any damages that may arise from such an event.

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

The Federal Trade Commission ("FTC"), Federal Regulatory Commission ("FERC") and the Commodities Futures Trading Commission ("CFTC") have statutory authority to monitor certain segments of the physical and futures energy commodities markets.  These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets.  With regard to derivative activities that we undertake with respect to oil, natural gas, NGLs, or other energy commodities, we are required to observe the market-related regulations enforced by these agencies.  Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations and financial condition.

Legislative and regulatory developments could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

In July of 2010, the United States Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), which contains measures aimed at increasing the transparency and stability of the over-the-counter ("OTC") derivatives market and preventing excessive speculation.  In November 2013, the CFTC re-proposed implementing regulations imposing position limits for certain physical commodity contracts in the major energy markets and economically equivalent futures, options and swaps, with exemptions for certain bona fide hedging positions.  The CFTC's initial position limit rules were vacated by a federal court in 2012.  It is not clear when the newly-proposed rules on position limits would become effective.  CFTC rules under the Dodd-Frank Act also may impose clearing and trade execution requirements in connection with our derivatives activities, although currently those requirements do not extend to derivatives based on physical commodities in the energy markets and some or all of our derivatives activities may be exempt from such requirements based on our non-financial end-user status.

Regulations issued under the Dodd-Frank Act also may require certain counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.  The final rules are being phased in over time depending on the finalization of certain other rules to be promulgated jointly by the CFTC and the SEC.  The legislation and regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. We maintain an active hedging program related to oil price risks.  The Dodd-Frank Act and rules and regulations thereunder could reduce trading positions and the market-making activities of our counterparties.  If we reduce our use of derivatives as a result of legislation and regulations or any resulting changes in the derivatives markets, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures or to make payments on our debt obligations.  Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas.  Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.  Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.

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

All phases of the oil and natural gas business can present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and natural gas operations.  The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities.  There is risk of incurring significant environmental costs and liabilities as a result of the handling of petroleum hydrocarbons and wastes, air emissions and wastewater discharges related to our business, and historical operations and waste disposal practices.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, loss of our leases, incurrence of investigatory or remedial obligations and the imposition of injunctive relief.

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

Hydraulic fracturing is used extensively by our third-party operating partners.  The hydraulic fracturing process is typically regulated by state oil and natural gas commissions.  Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The Safe Drinking Water Act (the "SDWA") regulates the underground injection of substances through the Underground Injection Control ("UIC") program.  While hydraulic fracturing generally is exempt from regulation under the UIC program, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program as "Class II" UIC wells.  On October 21, 2011, the EPA announced its intention to propose federal Clean Water Act regulations governing wastewater discharges from hydraulic fracturing and certain other natural gas operations.  In addition, the Department of Interior ("DOI") published a revised proposed rule on May 24, 2013 that would update existing regulation of hydraulic fracturing activities on Federal and Indian lands, including requirements for disclosure, well bore integrity and handling of flowback water.  The final rule was issued on March 26, 2015.

The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices.  The EPA issued a Progress Report in December 2012.  In March 2013, the EPA's Scientific Advisory Board ("SAB") formed an ad hoc panel of experts who are reviewing the Progress Report on the study.  The draft assessment was released for public comment and peer review on June 5, 2015 and SAB review of the draft assessment continues.  As part of these studies, both the EPA and the House committee have requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise.  Congress has in recent legislative sessions considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of "underground injection" and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress.  The U.S. Congress may consider similar SDWA legislation in the future.

On August 16, 2012, the EPA published final regulations under the Clean Air Act ("CAA") that establish new air emission controls for oil and natural gas production and natural gas processing operations.  Specifically, the EPA promulgated New Source Performance Standards ("NSPS") establishing emission limits for sulfur dioxide (SO2) and volatile organic compounds (VOCs).  The final rule requires a 95% reduction in VOCs emitted by mandating the use of reduced emission completions or "green completions" on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015.  Until this date, emissions from fractured and refractured gas wells must be reduced through reduced emission completions or combustion devices.  The rules also establish new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment.  In response to numerous requests for reconsideration of these rules from both industry and the environmental community and court challenges to the final rules, the EPA announced its intention to issue revised rules in 2013.  The EPA published revised portions of these rules on September 23, 2013 for VOC emissions for production oil and gas storage tanks, in part phasing in emissions controls on storage tanks past October 15, 2013.  On December 19, 2014, the EPA published updates to its NSPS for the oil and gas industry.  The most recent proposed update to the oil and gas NSPS came on September 18, 2015, when the EPA proposed further amendments that address methane emissions from certain oil and gas facilities.

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

Climate change legislation or regulations restricting emissions of "greenhouse gases" could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

The EPA has determined that emissions of certain "greenhouse gases" ("GHG") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes.  Based on its findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act (the "CAA").  On September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA published a final rule expanding its existing greenhouse gas emissions reporting rule to include certain petroleum and natural gas facilities, which rule requires data collection beginning in 2011 and reporting beginning in 2012.  Our operating partners were required to report certain of their greenhouse gas emissions under this rule by September 28, 2012.  On May 12, 2010, the EPA also issued a "tailoring" rule, which makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the CAA.  On June 23, 2014, the U.S. Supreme Court in Utility Air Regulatory Group v. EPA held that the EPA's "Tailoring Rule" was invalid, but held that if a source was subject to PSD or Title V based on emissions of conventional pollutants like sulfur dioxide, particulates, nitrogen or dioxide, carbon monoxide, ozone and lead, then the EPA could also require the source to control GHGS and would have to install Best Available Control Technology to do so.  As a result, a source no longer is required to meet PSD and Title V permitting requirements based solely on its GHG emissions.  On February 23, 2014, Colorado became the first state in the nation to adopt rules to control methane emissions from Colorado oil and gas facilities.  Subsequently, the Obama administration has approved rules that would require controls on methane emissions from oil and gas facilities.  In addition, the EPA has continued to adopt GHG regulations of other industries, such as the October 23, 2015, promulgation of emission guidelines for GHG emissions from existing electric utility generating units (the "Clean Power Plan").  This plan requires states to regulate carbon dioxide emissions from utility operations, with a long-term goal of 30% reduction below 2005 rates of CO2 from electric utilities by the year 2030.  An expected outcome of this plan is that use of coal as a main fuel source for electric utilities would be replaced by use of lower-emitting products, including natural gas and wind and solar energy.  Implementation of the Clean Power Plan is currently stayed pending court review. As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility.

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

We may become responsible for costs associated with plugging, abandoning and reclaiming wells, pipelines and other facilities that we use for production of oil and natural gas reserves.  Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as "decommissioning."  We accrue a liability for decommissioning costs associated with our wells, but have not established any cash reserve account for these potential costs in respect of any of our properties.  If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs.  The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

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

In addition, our revolving credit agreement contains financial covenants that require us to maintain a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0, a ratio of secured debt to EBITDAX (as defined in the credit agreement) of no greater than 2.5 to 1.0 and a ratio of EBITDAX (as defined in the credit agreement) to interest expense (as defined in the credit agreement) of no less than 2.5 to 1.0.  As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

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

An event of default or an acceleration under our revolving credit agreement could result in an event of default and an acceleration under other existing or future indebtedness, including our senior notes.  Conversely, an event of default or an acceleration under any other existing or future indebtedness could result in an event of default and an acceleration under our revolving credit agreement.  In addition, our obligations under the revolving credit agreement are collateralized by perfected first priority liens and security interests on substantially all of our assets and if we are unable to repay our indebtedness under the revolving credit agreement, the lenders could seek to foreclose on our assets.

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

•	increase our vulnerability to economic downturns and adverse developments in our business, such as the current low commodity price environment;

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

Availability under our revolving credit facility is determined semi-annually, as well as upon the occurrence of certain events, by the lenders in their sole discretion, based primarily on reserve reports that reflect our banks' projections of future commodity prices at such time.  Significant declines in natural gas, NGL or oil prices may result in a decrease in our borrowing base.  The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the revolving credit facility.  Any increase in the borrowing base requires the consent of all the lenders.  If as a result of a borrowing base redetermination outstanding borrowings are in excess of the borrowing base, we must repay such excess borrowings immediately or in equal installments over six months, or we must pledge other properties as additional collateral.  We do not currently have any substantial unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under the revolving credit facility.

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

Our principal exposures to credit risk are through receivables resulting from the sale of our oil and natural gas production ($35.6 million in receivables at December 31, 2015), which operating partners market on our behalf to energy marketing companies, refineries and their affiliates.

We are subject to credit risk due to the concentration of our oil and natural gas receivables with a limited number of operating partners.  This concentration may impact our overall credit risk since these entities may be similarly affected by changes in economic and other conditions.  The current low commodity price environment, which we believe may strain many of our operating partners, is likely to heighten this risk.  The inability or failure of our operating partners to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our revolving credit facility bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.  A 1% increase in interest rates on the debt outstanding under our revolving credit facility as of December 31, 2015 would cost us approximately $1.5 million in additional annual interest expense.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.

We may be able to incur substantial additional indebtedness in the future, subject to certain limitations, including under our revolving credit facility, our senior notes and under any future debt agreements.  If new debt is added to our current debt levels, the related risks that we now face could increase.  Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures.  This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations.  In addition, the incurrence of additional indebtedness could make it more difficult to satisfy our existing financial obligations.

Certain federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated or deferred as a result of future legislation.

In February 2016, President Obama's Administration released its proposed federal budget for fiscal year 2017 that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax preferences currently available to oil and gas exploration and production companies.  Such changes include, but are not limited to:

•	the repeal of the percentage depletion allowance for oil and gas properties;
•	the elimination of current deductions for intangible drilling and development costs;
•	the elimination of the deduction for U.S. oil and gas production activities;
•	an extension of the amortization period for certain geological and geophysical expenditures; and
•	the repeal of the enhanced oil recovery credit.

It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective.  The passage of any legislation containing these or similar changes in U.S. federal income tax law could eliminate or defer certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such changes could negatively affect our financial condition and results of operations.

An additional fee on oil may be imposed as a result of future legislation.

The Obama Administration's proposed federal budget for fiscal year 2017 would, if enacted into law, impose an additional $10.25 per barrel fee on oil to be phased-in over five years.  Details on this proposal have not been made publicly available.  It is unclear whether this proposed fee will be enacted or how soon it would be effective.  The passage of an additional fee on oil could negatively affect our financial condition and results of operations.

Our articles of incorporation, bylaws, and Minnesota state law contain provisions that may have the effect of delaying or preventing a change in control and may adversely affect the market price of our capital stock.

Our articles of incorporation authorize our board of directors to issue preferred stock without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could delay, deter or prevent a change in control and could adversely affect the voting power or economic value of our shares.

In addition, some provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including, among others, limitations on the ability of our stockholders to call special meetings, limitations on the ability of our stockholders to act by written consent, and advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders.

Minnesota law prohibits us from engaging in any business combination with any "interested stockholder," meaning generally that a stockholder who owns 10% or more of our stock cannot acquire us for a period of four years from the date such stockholder became an interested stockholder, unless various conditions are met, such as the approval of the transaction by our board of directors. Pursuant to our January 2, 2015, agreement with TRT Holdings, Inc. (and certain of its affiliates), however, a 20% threshold applies for such parties instead of the statutory 10% threshold.

The availability of shares for sale in the future could reduce the market price of our common stock.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock. In the future, we may issue securities to raise cash for acquisitions, to pay down debt, to fund capital expenditures or general corporate expenses, in connection with the exercise of stock options or to satisfy our obligations under our incentive plans. We may also acquire interests in other companies by using a combination of cash and our common stock or just our common stock. We may also issue securities convertible into, exchangeable for, or that represent the right to receive, our common stock. Any of these events may dilute your ownership interest in our company, reduce our earnings per share and have an adverse impact on the price of our common stock.

Because we have no plans to pay, and are currently restricted from paying dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in us.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Covenants contained in the credit agreement governing our revolving credit facility and the indentures governing our senior notes restrict the payment of dividends. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Estimated Net Proved Reserves

The table below summarizes our estimated net proved reserves at December 31, 2015, 2014 and 2013 based on reports prepared by Ryder Scott Company, LP ("Ryder Scott"), our independent reserve engineers.  In preparing its reports, Ryder Scott evaluated properties representing all of our proved reserves at December 31, 2015, 2014 and 2013 in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to companies involved in oil and natural gas producing activities.  Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives.

	December 31, 2015		December 31, 2014		December 31, 2013
	Proved Reserves (MBoe)(1)	% of Total	Proved Reserves (MBoe)(2)	% of Total	Proved Reserves (MBoe)(3)	% of Total
SEC Proved Reserves:
Developed	42,177	65	51,046	51	35,483	42
Undeveloped	23,121	35	49,690	49	48,677	58
Total Proved Properties	65,298	100	100,736	100	84,160	100
___________________

(1)	The table above values oil and natural gas reserve quantities as of December 31, 2015 assuming constant realized prices of $42.03 per barrel of oil and $1.63 per Mcf of natural gas. Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, which averages are then adjusted to reflect applicable transportation and quality differentials.
(2)	The table above values oil and natural gas reserve quantities as of December 31, 2014 assuming constant realized prices of $83.11 per barrel of oil and $7.37 per Mcf of natural gas. Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, which averages are then adjusted to reflect applicable transportation and quality differentials.
(3)	The table above values oil and natural gas reserve quantities as of December 31, 2013 assuming constant realized prices of $88.00 per barrel of oil and $5.23 per Mcf of natural gas. Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, which averages are then adjusted to reflect applicable transportation and quality differentials.

Estimated net proved reserves at December 31, 2015 were 65,298 MBoe, a 35% decrease from estimated net proved reserves of 100,736 MBoe at December 31, 2014.  The decrease in 2015 total proved reserves was primarily due to the impact of lower commodity prices in 2015 as compared to 2014, which reduced both the number of locations from which reserves can be economically produced and the expected productive life of economic locations.

Estimated net proved reserves at December 31, 2014 were 100,736 MBoe, a 20% increase from estimated net proved reserves of 84,160 MBoe at December 31, 2013 primarily as a result of our 2014 drilling program and well completions.  Our proved developed reserves increased by 44% to 51,046 MBoe for the year ended December 31, 2014 from 35,483 MBoe for the year ended December 31, 2013, primarily due to our 2014 drilling program, including the completion of 589 gross (41.6 net) wells.  Our proved undeveloped reserves increased by 2% to 49,690 MBoe for the year ended December 31, 2014 from 48,677 MBoe for the year ended December 31, 2013.  A lower commodity price environment that existed at year-end reduced our anticipated future development estimates at December 31, 2014 and is the primary reason for the small year-over-year increase in proved undeveloped reserves.

The following table sets forth summary information by reserve category with respect to estimated proved reserves at December 31, 2015:

	SEC Pricing Proved Reserves(1)
	Reserve Volumes				PV-10(3)
Reserve Category	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)(2)%		Amount (In thousands)%
PDP Properties	35,229	32,414	40,632	62	$501,806	87
PDNP Properties	1,345	1,206	1,545	3	16,822	3
PUD Properties	20,241	17,281	23,121	35	57,066	10
Total	56,815	50,901	65,298	100	$575,694	100
_____  ___________________

(1)	The SEC Pricing Proved Reserves table above values oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2015 assuming constant realized prices of $50.28 per barrel of oil and $2.58 per Mcf of natural gas, which includes an uplift factor of 0.6 to reflect liquids and condensates (natural gas liquids are included with natural gas). Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, which averages are then adjusted to reflect applicable transportation and quality differentials. The average resulting price used as of December 31, 2015 was $42.03 per barrel of oil and $1.63 per Mcf of natural gas.
(2)	Boe are computed based on a conversion ratio of one Boe for each barrel of oil and one Boe for every 6,000 cubic feet (i.e., 6 Mcf) of natural gas.
(3)	Pre-tax PV10%, or "PV-10," may be considered a non-GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP measure.

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

The following table reconciles the pre-tax PV10% value of our SEC Pricing Proved Reserves as of December 31, 2015 to the Standardized Measure of discounted future net cash flows.

SEC Pricing Proved Reserves (in thousands)
Standardized Measure Reconciliation
Pre-Tax Present Value of Estimated Future Net Revenues (Pre-Tax PV10%)	$575,694
Future Income Taxes, Discounted at 10%(1)	(895)
Standardized Measure of Discounted Future Net Cash Flows	$574,799
____________

(1)	The expected tax benefits to be realized from utilization of the net operating loss and tax credit carryforwards are used in the computation of future income tax cash flows. As a result of available net operating loss carryforwards and the remaining tax basis of our assets at December 31, 2015, our future income taxes were significantly reduced.

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

Additional discussion of our proved reserves is set forth under the heading "Supplemental Oil and Gas Information - Unaudited" to our financial statements included later in this report.

Proved Undeveloped Reserves

At December 31, 2015, we had approximately 23.1 MMBoe of proved undeveloped reserves as compared to 49.7 MMBoe at December 31, 2014.  A reconciliation of the change in proved undeveloped reserves during 2015 is as follows:

MMBoe
Estimated Proved Undeveloped Reserves at 12-31-2014	49.7
PUD's Converted to PDP's During 2015	(3.3)
Additional PUD's Added During 2015	8.9
Revisions of Previous Estimates	(32.2)
Estimated Proved Undeveloped Reserves at 12-31-2015	23.1

During 2015, commodity prices for crude oil, NGL and natural gas experienced sharp declines, and this downward trend has accelerated further into the first quarter of 2016, with crude oil prices reaching a twelve-year low in February 2016. We have significantly reduced our capital budget for 2016. In addition, we have significantly reduced the proportion of our reserves that have historically been categorized as PUD.  This is driven by the current economic price environment, coupled with the uncertain effect that such environment will have on the industry's access to the capital markets, which reduces the number of PUD locations that we have reasonable certainty to believe will be developed during the five-year time horizon.

Our future development drilling program includes the drilling of approximately 48.8 proven undeveloped net wells before the end of 2020 at an estimated cost of $328.4 million.  Our development plan for drilling proved undeveloped wells calls for the drilling of 12.5 net wells during 2016 (includes 4.1 net wells drilled at December 31, 2015, but classified as proved undeveloped due to Ryder Scott internal guidelines which require greater than 65% of total costs to be incurred to be classified as developed), 10.5 net wells during 2017, 11.2 net wells during 2018, 11.3 net wells during 2019 and 3.3 net wells during 2020, for a total of 48.8 net wells.  We expect that our proved undeveloped reserves will continue to be converted to proved developed producing reserves as additional wells are drilled including our acreage.  All locations comprising our remaining proved undeveloped reserves are forecast to be drilled within five years from initially being recorded in accordance with our development plan.

At December 31, 2015, the PV-10 value of our proved undeveloped reserves amounted to 10% of the PV-10 value of our total proved reserves.  Although our historical producing property additions exceed our existing development plans, there are numerous uncertainties.  The development of these reserves is dependent upon a number of factors which include, but are not limited to:  financial targets such as drilling within cash flow or reducing debt, drilling of obligatory wells, satisfactory rates of return on proposed drilling projects, and the levels of drilling activities by operators in areas where we hold leasehold interests.  During 2015, Northern lowered its capital spending by 76% in response to the low commodity price environment.  If the existing commodity price environment persists and prices remain lower-for-longer, we plan to continue development within available cash flows and potentially seek the acquisition of producing properties as sufficient liquidity allows. While lower commodity prices will likely reduce our future borrowing capacity (with borrowing availability of $400 million under our revolving credit facility at December 31, 2015), with over 87% of the PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to complete our development plan.

During 2015, we spent a total of $12.6 million related to the development of proved undeveloped reserves, which resulted in the conversion of 3.3 MMBoe of proved undeveloped reserves, or 7% of our proved undeveloped reserves balance at the beginning of 2015, to proved developed reserves.  We added 8.9 MMBoe of proved undeveloped reserves primarily in our North Dakota areas of operations as a result of our 2015 drilling program and leasehold acquisitions.  We participated in 292 gross (18.6 net) wells that were completed and brought on production during 2015.

In 2015, we also had a net negative revision of 32.2 MMBoe, or 65% of our December 31, 2014 proved undeveloped reserves balance.  The negative revision to proved undeveloped reserves in 2015 was driven by two primary factors: (i) significantly lower commodity pricing assumptions and (ii) changes in planned development due to the low commodity price environment that existed at year-end.  The SEC-prescribed commodity prices (after adjustment for transportation, quality and basis differentials) were 49% lower per barrel of oil and 78% lower per Mcf of natural gas at year-end 2015 as compared to year-end 2014.  The impact of the lower commodity prices in 2015 as compared to 2014 accounted for substantially all of the negative revision, as approximately 31.7 MMBoe of proved undeveloped locations were removed from the 2015 reserve report because they became uneconomic due to lower realized pricing.  The removal of undeveloped locations not expected to be developed in the existing commodity price environment at year-end resulted in the remaining 0.5 MMBoe of negative revisions in 2015 (i.e., lease non-renewals, near-term expirations and overall anticipated decrease in development activities due to a current low commodity price environment).

Proved Reserves Sensitivity by Price Scenario

The SEC disclosure rules allow for optional reserves sensitivity analysis, such as the sensitivity that oil and natural gas reserves have to price fluctuations.  We have chosen to compare our proved reserves from the 2015 SEC case to three alternate price cases.  The 2015 SEC case was derived using the pricing previously described.  The alternate price cases include pricing scenarios that are 20% higher and lower than the SEC case, as well as a scenario that holds oil and natural gas prices constant at $61.71/Bbl and $2.21/Mcf.  These sensitivity scenarios were not audited by a third party.

The table below shows our proved reserves utilizing the 2015 SEC case compared with the three alternate price scenarios.  All of these cases assume that proved undeveloped reserves are drilled within five years.  No changes were made to operating cost assumptions in the alternate price scenarios.

	Price Cases
	SEC(1)	SEC -20%(2)	SEC +20%(3)	Constant Pricing(4)
Net Proved Reserves (End of Period)
Oil (MBbl)
Developed	36,574	33,549	38,381	39,524
Undeveloped	20,241	2,380	31,112	41,800
Total	56,815	35,929	69,493	81,324
Natural Gas (MMcf)
Developed	33,620	30,738	35,319	36,383
Undeveloped	17,281	2,644	25,963	34,225
Total	50,901	33,382	61,282	70,608
Total Proved Reserves (MBOE)	65,298	41,493	79,707	93,092
  _________________

(1)
Represents reserves based on pricing prescribed by the SEC.  The unescalated twelve month arithmetic average of the first day of the month posted prices were adjusted for transportation and quality differentials to arrive at prices of $42.03 per Bbl for oil and $1.63 per Mcf for natural gas.  Production costs were held constant for the life of the wells.

(2)
Prices based on a 20% reduction of the prices used in the year-end SEC case resulting in prices, adjusted as described in Note 1 above, of $31.94 per Bbl for oil and $1.30 per Mcf for natural gas.  Production costs were held constant with the costs as determined in the year-end SEC case.

(3)
Prices based on a 20% increase of the prices used in the year-end SEC case resulting in prices, adjusted as described in Note 1 above, of $52.10 per Bbl for oil and $1.95 per Mcf for natural gas.  Production costs were held constant with the costs as determined in the year-end SEC case.

(4)
Prices based on holding commodity prices constant, after adjustment for transportation and quality differentials, at $61.71 per Bbl for oil and $2.21 per Mcf for natural gas.  Production costs were held constant with the costs as determined in the year-end SEC case.

Independent Petroleum Engineers

We have utilized Ryder Scott Company, LP ("Ryder Scott"), an independent reservoir engineering firm, as our third-party engineering firm.  The selection of Ryder Scott is approved by our Audit Committee.  Ryder Scott is one of the largest reservoir-evaluation consulting firms and evaluates oil and natural gas properties and independently certifies petroleum reserves quantities for various clients throughout the United States and internationally.  Ryder Scott has substantial experience calculating the reserves of various other companies with operations targeting the Bakken and Three Forks formations and, as such, we believe Ryder Scott has sufficient experience to appropriately determine our reserves.  Ryder Scott utilizes proprietary technology, systems and data to calculate our reserves commensurate with this experience. The reports of our estimated proved reserves in their entirety are based on the information we provide to them.  Ryder Scott is a Texas Registered Engineering Firm (F-1580).  Our primary contact at Ryder Scott is James L. Baird, Managing Senior Vice President. Mr. Baird is a State of Colorado Licensed Professional Engineer (License #41521).

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

Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner.  There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond our control.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment. As a result, estimates of different engineers, including those used by us, may vary.  In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors.  The revisions may be material.  Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based.  Our estimated net proved reserves, included in our SEC filings, have not been filed with or included in reports to any other federal agency.  See "Item 1A. Risk Factors – Our estimated reserves are based on many assumptions that may prove to be inaccurate.  Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves."

Internal Controls Over Reserves Estimation Process

We utilize Ryder Scott, a third-party reservoir engineering firm, as our independent reserves evaluator for 100% of our reserves base.  In addition, we employ one internal reserve engineer who is responsible for overseeing the preparation of our reserves estimates.  Our internal reserve engineer has a B.S. in petroleum engineering from Montana Tech and has ten years of oil and gas experience on the reservoir side.  Our engineer has experience working for large independent and financial firms on projects and acquisitions, both domestic and international.

Our technical team meets with our independent third-party engineering firm to review properties and discuss evaluation methods and assumptions used in the proved reserves estimates, in accordance with our prescribed internal control procedures.  Our internal controls over the reserves estimation process include verification of input data into our reserves evaluation software as well as management review, such as, but not limited to the following:

•	Comparison of historical expenses from the lease operating statements and workover authorizations for expenditure to the operating costs input in our reserves database;
•	Review of working interests and net revenue interests in our reserves database against our well ownership system;
•	Review of historical realized prices and differentials from index prices as compared to the differentials used in our reserves database;
•	Review of updated capital costs prepared by our operations team;
•	Review of internal reserve estimates by well and by area by our internal reservoir engineer;
•	Discussion of material reserve variances among our internal reservoir engineer and our executive management; and
•	Review of a preliminary copy of the reserve report by executive management.

Production, Price and Production Expense History

The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand.  Demand is impacted by general economic conditions, weather and other seasonal conditions, including hurricanes and tropical storms.  Over or under supply of oil or natural gas can result in substantial price volatility. Oil supply in the United States has grown dramatically over the past few years, and the supply of oil could impact oil prices in the United States if the supply outstrips domestic demand.  Historically, commodity prices have been volatile, and we expect that volatility to continue in the future.  A substantial or extended decline in oil or natural gas prices, such as the period from late 2014 through 2016 to date, or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and natural gas reserves that may be economically produced and our ability to access capital markets.

The following table sets forth information regarding our oil and natural gas production, realized prices and production costs for the periods indicated.  For additional information on price calculations, please see information set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2015	2014	2013
Net Production:
Oil (Bbl)	5,168,687	5,150,913	4,046,701
Natural Gas and NGLs (Mcf)	4,651,583	3,682,781	2,572,251
Barrels of Oil Equivalent (Boe)	5,943,950	5,764,710	4,475,409

Average Sales Prices:
Oil (per Bbl)	$37.77	$79.23	$87.90
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	31.17	(1.53)	(3.01)
Oil Net of Settled Derivatives (per Bbl)	68.94	77.70	84.89
Natural Gas and NGLs (per Mcf)	1.60	6.38	5.24
Realized Price on a Boe Basis Including All Realized Derivative Settlements	61.19	73.51	79.77

Average Costs:
Production Expenses (per Boe)	$8.77	$9.66	$9.35

Drilling and Development Activity

The following table sets forth the number of gross and net productive and non-productive wells drilled in the years ended December 31, 2015, 2014 and 2013.  The number of wells drilled refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated.  We have classified all wells drilled to-date targeting the Bakken and Three Forks formations as development wells.

	Year Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Oil	–	–	–	–	–	–
Natural Gas	–	–	–	–	–	–
Non-Productive	–	–	–	–	–	–

Development Wells:
Oil	292	18.6	589	41.6	531	40.0
Natural Gas	–	–	–	–	–	–
Non-Productive	–	–	–	–	–	–

Total Productive Exploratory and Development Wells	292	18.6	589	41.6	531	40.0

        The following table summarizes our cumulative gross and net productive oil wells by state at each of December 31, 2015, 2014 and 2013.

	At December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
North Dakota	2,533	192.6	2,243	174.1	1,672	134.7
Montana	97	11.7	95	11.6	86	11.5
Total	2,630	204.3	2,338	185.7	1,758	146.2

Leasehold Properties

        As of December 31, 2015, our principal assets included approximately 165,908 net acres located in the northern region of the United States.  Net acreage represents our percentage ownership of gross acreage.  The following table summarizes our estimated gross and net developed and undeveloped acreage by state at December 31, 2015.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
North Dakota:
Mountrail County	115,774	26,455	12,115	2,053	127,889	28,508
McKenzie County	85,818	21,558	16,080	6,336	101,898	27,894
Williams County	66,511	17,089	7,524	3,411	74,035	20,500
Dunn County	59,246	14,488	14,679	5,814	73,925	20,302
Divide County	56,716	14,507	7,384	4,321	64,100	18,828
Other	89,384	13,998	16,694	6,014	106,078	20,012
North Dakota	473,449	108,095	74,476	27,949	547,925	136,044
Montana	37,869	10,993	49,575	18,871	87,444	29,864
Total:	511,318	119,088	124,051	46,820	635,369	165,908

At 2015 year end, approximately 72% of our total acreage was developed.  All of our proved reserves are located in North Dakota and Montana.

Recent Acquisitions

In 2015 and 2014, we acquired leasehold interests covering an aggregate of approximately 4,355 and 22,668 net acres in our key prospect areas, for an average cost of $1,314 and $1,534 per net acre, respectively.

We generally assess acreage subject to near-term drilling activities on a lease-by-lease basis because we believe each lease's contribution to a subject spacing unit is best assessed on that basis if development timing is sufficiently clear.  Consistent with that approach, the majority of our acreage acquisitions involve properties that are "hand-picked" by us on a lease-by-lease basis for their contribution to a well expected to be spud in the near future, and the subject leases are then aggregated to complete one single closing with the transferor.  As such, we generally view each acreage assignment from brokers, landmen and other parties as involving several separate acquisitions combined into one closing with the common transferor for convenience.  However, in certain instances an acquisition may involve a larger number of leases presented by the transferors as a single package without negotiation on a lease-by-lease basis.  In those instances, we still review each lease on a lease-by-lease basis to ensure that the package as a whole meets our acquisition criteria and drilling expectations.

Acreage Expirations

As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases.  All of our leases for undeveloped acreage summarized in the table below will expire at the end of their respective primary terms, unless we renew the existing leases, establish commercial production from the acreage or some other "savings clause" is exercised.  In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced.  While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no guarantee we can do so.  The approximate expiration of our net acres which are subject to expire between 2016 and 2020 and thereafter, are set forth below:

	Acreage Subject to Expiration
Year Ended	Gross	Net
December 31, 2016	51,725	14,374
December 31, 2017	34,782	14,042
December 31, 2018	23,577	10,727
December 31, 2019	9,611	4,440
December 31, 2020 and thereafter	4,356	3,237
Total	124,051	46,820

During 2015, we had leases expire in Montana and North Dakota covering approximately 22,062 net acres, all of which was prospective for the Bakken and Three Forks Formations.  The 2015 lease expirations carried a $19.0 million cost that was transferred to the costs subject to depletion.  We believe that the expired acreage was not material to our capital deployed in these prospects.

Unproved Properties

All properties that are not classified as proved properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion.  Once a property is classified as proved, all associated acreage and drilling costs are subject to depletion.

We assess all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others:  intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  For the years ended December 31, 2015, 2014 and 2013, we included $37.6 million, $21.4 million and $5.1 million , respectively, related to expiring leases within costs subject to the depletion calculation.

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

Impairment and Depletion of Oil and Natural Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded a non-cash ceiling test impairment of $1.2 billion in 2015.  We did not have any impairment of our proved oil and gas properties in 2014.  The impairment charge affected our reported net income but did not reduce our cash flow.

If commodity prices remain at decreased levels, the trailing 12-month average price used in the ceiling calculation will decline and will likely cause additional future write downs of our oil and natural gas properties.  Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have stabilized or recovered long enough to stabilize or increase the trailing 12-month average price used in the ceiling calculation.  In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.  At December 31, 2015, if the trailing 12-month average prices used in the impairment calculation had been 10% and 20% lower, our impairment expense would have increased by $129 million and $234 million, respectively.

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses during 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Depletion of Oil and Natural Gas Properties	$137,105,397	$172,106,389	$123,628,635
Depletion Expense (per Boe)	23.07	29.86	27.62

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

Item 4. Mine Safety Disclosures

None.

Executive Officers of the Registrant

Our executive officers, their ages and offices held are as follows:

Name	Age	Positions
Michael L. Reger	39	Chief Executive Officer and Director
Thomas W. Stoelk	60	Chief Financial Officer
Brandon R. Elliott	44	Executive Vice President, Corporate Development and Strategy
Erik J. Romslo	38	Executive Vice President, General Counsel and Secretary

Michael L. Reger is a founder of our predecessor, Northern Oil and Gas, Inc., and has served as Chief Executive Officer and a director of our company since March 2007.  Mr. Reger has been involved in the acquisition of oil and gas mineral rights for his entire career.  Mr. Reger began working the oil and gas leasing business for his family's company, Reger Oil, in 1992 and worked as an oil and gas landman for Reger Oil from 1992 until co-founding Northern in 2006.  Mr. Reger holds a B.A. in Finance and an M.B.A. in finance/management from the University of St. Thomas in St. Paul, Minnesota.  The Reger family has a history of acreage acquisition in the Williston Basin dating to 1952.

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

Brandon R. Elliott has served as our Executive Vice President, Corporate Development and Strategy since January 2013.  Prior to joining our company, Mr. Elliott served as Vice President of Investor Relations of CONSOL Energy Inc., a Fortune 500 coal and natural gas company, from 2010 until 2012.  Prior to CONSOL, Mr. Elliott worked from 2000 until 2010 at Friess Associates LLC, managers of The Brandywine Funds, most recently as a portfolio manager.  Mr. Elliott holds a bachelor's degree from Dartmouth College, is a Chartered Financial Analyst (CFA) and is a member of the National Investor Relations Institute.

Erik J. Romslo has served as our General Counsel and Secretary since October 2011 and as an Executive Vice President since January 2013.  Prior to joining our company, Mr. Romslo practiced law in the Minneapolis office of our outside counsel, Faegre Baker Daniels LLP (formerly Faegre & Benson LLP), from 2005 until 2011, where he was a member of the Corporate group.  Prior to joining Faegre, Mr. Romslo practiced law in the New York City office of Fried, Frank, Harris, Shriver & Jacobson LLP.  Mr. Romslo holds a bachelor's degree from St. Olaf College and a law degree from the New York University School of Law.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE MKT under the symbol "NOG."  The high and low sales prices for shares of common stock of our company for each quarter during 2014 and 2015 are set forth below.

	Sales Price
	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$16.31	$13.02
Second Quarter	17.43	13.77
Third Quarter	17.09	14.14
Fourth Quarter	14.76	4.79

Fiscal Year Ended December 31, 2015
First Quarter	9.48	5.16
Second Quarter	9.51	6.15
Third Quarter	6.74	4.05
Fourth Quarter	5.95	3.36

The closing price for our common stock on the NYSE MKT on February 29, 2016 was $3.34 per share.

Comparison Chart

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following graph compares the 60-month cumulative total shareholder return on our common stock since December 31, 2010, and the cumulative total returns of Standard & Poor's Composite 500 Index and the NYSE Arca Oil Index (formerly the AMEX Oil Index) for the same period.  This graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2010 to December 31, 2015.

*            The following table sets forth the total returns utilized to generate the foregoing graph.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Northern Oil & Gas, Inc.	$100.00	$88.13	$61.82	$55.38	$20.76	$14.19
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
NYSE Arca Oil Index	100.00	106.73	108.82	128.86	117.94	98.28

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Holders

As of February 29, 2016, we had 63,134,452 shares of our common stock outstanding, held by approximately 269 shareholders of record.  The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and do not presently anticipate paying any dividends upon our common stock in the foreseeable future.  Under our revolving credit facility, we are restricted in our ability to pay cash dividends on our common stock. Any cash dividends in the future to common shareholders will be payable when, as and if declared by our Board of Directors based upon the Board's assessment of:

•	our financial condition and performance;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including income tax consequences, contractual restrictions and any applicable laws.

There can be no assurance, therefore, that any dividends on the common stock will ever be paid.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
October 1, 2015 to October 31, 2015	6,284	$4.42	-	$ 108.3 million
Month #2
November 1, 2015 to November 30, 2015	969	5.09	-	108.3 million
Month #3
December 1, 2015 to December 31, 2015	21,125	4.84	-	108.3 million
Total	28,378	$4.76	-	$ 108.3 million
__________________________________
(1)	All shares purchased reflect shares surrendered in satisfaction of tax obligations in connection with the vesting of restricted stock awards.
(2)
In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million worth of shares of our Company's outstanding common stock.  In total, we have repurchased 3,190,268 shares under this program through December 31, 2015 at a weighted average price of $13.06 per share.

Item 6. Selected Financial Data
	Fiscal Years
	2015	2014	2013	2012	2011
	(in thousands, except share and per common share data)
Statements of Income Information:
Revenues
Oil and Gas Sales	$202,639	$431,605	$369,187	$296,638	$159,440
Gain (Loss) on Derivative Instruments, Net	72,382	163,413	(33,458)	14,756	(10,336)
Other Revenue	36	9	44	179	285
Total Revenues	275,057	595,027	335,773	311,573	149,389

Operating Expenses
Production Expenses	52,108	55,696	41,859	32,382	13,044
Production Taxes	21,567	43,674	34,959	28,486	14,301
General and Administrative Expense	19,042	17,602	16,575	22,645	13,625
Depletion, Depreciation, Amortization and Accretion	137,770	172,884	124,383	98,923	41,169
Impairment of Oil and Natural Gas Properties	1,163,959	-	-	-	-
Total Expenses	1,394,446	289,856	217,776	182,436	82,139

Income (Loss) from Operations	(1,119,389)	305,171	117,997	129,137	67,250

Other Income (Expense)	(30)	48	(453)	25	783
Interest Expense, Net of Capitalization	(58,360)	(42,106)	(32,709)	(13,875)	(586)
Total Other Income (Expense)	(58,390)	(42,058)	(33,162)	(13,850)	197

Income (Loss) Before Income Taxes	(1,177,779)	263,113	84,835	115,287	67,447

Income Tax Provision (Benefit)	(202,424)	99,367	31,768	43,002	26,835

Net Income (Loss)	$(975,355)	$163,746	$53,067	$72,285	$40,612

Net Income (Loss) Per Common Share – Basic	$(16.08)	$2.70	$0.85	$1.16	$0.66

Net Income (Loss) Per Common Share – Diluted	$(16.08)	$2.69	$0.85	$1.15	$0.65

Weighted Average Shares Outstanding – Basic	60,652,447	60,691,701	62,364,957	62,485,836	61,789,289

Weighted Average Shares Outstanding – Diluted	60,652,447	60,860,769	62,747,298	62,869,079	62,195,340

Statements of Cash Flows Information:
Net Cash Provided By Operating Activities	$247,016	$274,257	$222,774	$198,527	$85,150
Net Cash Used For Investing Activities	$(288,936)	$(477,040)	$(358,536)	$(532,172)	$(300,868)
Net Cash Provided By Financing Activities	$35,973	$206,433	$128,061	$340,754	$69,887

	Fiscal Years
	2015	2014	2013	2012	2011
	(in thousands, except share and per common share data)
Balance Sheet Information:
Assets:
Cash and Cash Equivalents	$3,390	$9,338	$5,687	$13,388	$6,280
Total Current Assets	128,815	226,000	104,388	94,215	80,505
Total Property and Equipment, Net	589,320	1,761,927	1,397,307	1,083,245	643,703
Total Assets	733,945	2,026,746	1,519,600	1,190,935	725,594
Liabilities:
Total Current Liabilities	78,115	285,734	194,088	100,457	119,661
Revolving Line of Credit	150,000	298,000	75,000	124,000	69,900
8% Senior Notes	697,805	508,053	509,540	300,000	-
Total Liabilities	931,547	1,255,885	899,772	604,750	229,024
Total Stockholders' Equity (Deficit)	(197,602)	770,861	619,828	586,185	496,570

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the "Selected Financial Data" in Item 6 and the Financial Statements and Accompanying Notes appearing elsewhere in this report.

Overview of 2015 Results

During 2015, we achieved the following financial and operating results:

•	Decreased total capital expenditures by $408.2 million or 76% compared to 2014, while still growing total production by 3% year-over-year;
•	Reduced cash general and administrative expenses by $2.1 million or 14% compared to 2014;
•	Participated in the completion of 292 gross (18.6 net) wells;
•
Despite a 52% drop in the pre-hedged average sales price per Bbl of oil in 2015 as compared to 2014, the realized price per Bbl after the impact of the gain on settled derivative instruments declined only 11%; and

•	Ended the year with $3.4 million in cash and, including availability under our revolving credit facility, liquidity of approximately $403.4 million.

Operationally, 2015 proved to be a challenging year due to the downturn in commodity prices.  North Dakota drilling activity declined approximately 65% during the year with the majority of activity returning to the core areas located in McKenzie, Mountrail, Williams and Dunn counties.  Since approximately 97,204 net acres or 59% of Northern's total lease inventory is located in those four counties, we were able to complete approximately 18.6 net wells in 2015 and have an in-process inventory of 9.7 uncompleted wells at December 31, 2015.  In response to lower commodity prices in 2015 we decreased our capital expenditures by $408.2 million as compared to 2014.  Through continued capital discipline, we have realized improved operational efficiency and maintained year-over-year production growth that slightly exceeded 2014 production levels.  During the second half of 2015, our operating cash flows exceeded capital spending amounts, which allowed us to reduce our outstanding credit facility borrowings by $38 million since mid-year.

On a Boe basis, approximately 87% of our production is derived from crude oil, which significantly affected our revenues due to changes in the price of crude oil.  While the average sales price per Bbl of oil dropped 52% in 2015 as compared to 2014, our realized price per Bbl declined by only 11% due to cash gains on settled derivative instruments.  Approximately 77% of Northern's 2015 oil production was hedged using derivative arrangements that increased our realized oil price per Bbl by $31.17.  Our oil, natural gas and NGL sales, including the effect of settled derivatives, totaled $363.7 million in 2015, which is a 14% decrease as compared to 2014.  Total revenues decreased 54% or $320.0 million in 2015 compared to 2014.  Lower oil, natural gas and NGL sales (excluding the impact of derivative instruments) was partially offset by a $72.4 million net gain on derivative instruments and slightly higher production levels.

Average realized prices on a Boe basis (including all realized derivative settlements) were 17% lower in 2015 compared to 2014 due primarily to lower oil and gas prices, but partially offset by our realized derivative settlements and a lower oil price differential in 2015 as compared to 2014.  During 2015 we realized $161.1 million in gains on settled derivatives.  Additionally, our oil price differential to the NYMEX WTI benchmark price dropped from $13.67 per barrel in 2014 to $9.42 per barrel in 2015.  As discussed elsewhere in this report, significant changes in oil and natural gas prices can have a material impact on our results of operations and our balance sheet, including the fair value of our derivatives.

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

•
Gain (loss) on derivative instruments, net.  We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in the price of oil.  Gain (loss) on derivative instruments, net is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period end.

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

•
Depreciation, depletion, amortization and impairment.  Depreciation, depletion, amortization and impairment includes the systematic expensing of the capitalized costs incurred to acquire, explore and develop oil and natural gas properties. As a full cost company, we capitalize all costs associated with our development and acquisition efforts and allocate these costs to each unit of production using the units-of-production method.

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

The price of oil in the Williston Basin can vary depending on the market in which it is sold and the means of transportation used to transport the oil to market.  Light sweet crude from the Williston Basin has a higher value at many major refining centers because of its higher quality relative to heavier and sour grades of oil; however, because of North Dakota's location relative to traditional oil transport centers, this higher value is generally offset to some extent by higher transportation costs.  While rail transportation has historically been more expensive than pipeline transportation, Williston Basin prices have justified shipment by rail to markets such as St. James, Louisiana, which offers prices benchmarked to Brent/LLS.  Although pipeline, truck and rail capacity in the Williston Basin has historically lagged production in growth, we believe that additional planned infrastructure growth will help keep price discounts from significantly eroding wellhead values in the region.

The price at which our oil production is sold typically reflects a discount to the NYMEX WTI benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX WTI and the sales prices we receive for our oil production.  Our oil price differential to the NYMEX WTI benchmark price during 2015 was $9.42 per barrel, as compared to $13.67 per barrel in 2014.  Fluctuations in our oil price differential are due to several factors such as takeaway capacity relative to production levels in the Williston Basin, and seasonal refinery maintenance temporarily depressing crude demand.  As the rail capacity continues to increase and planned pipeline expansions are completed, we believe the oil price differentials will improve.

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

Given the significant decline in oil and gas prices that began in the second half of 2014, drilling activity in the Williston Basin has significantly reduced.  North Dakota's average rig count has dropped from 171 on January 4, 2015 to 59 on December 31, 2015.  The decline in drilling activity and commodity prices has recently lowered drilling costs.  During 2015, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $7.7 million, compared to $9.2 million for the wells we elected to participate in during 2014.

Market Conditions

The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand.  Being primarily an oil producer, we are more significantly impacted by changes in oil prices than by changes in the price of natural gas.  World-wide supply in terms of output, especially the production quota set by OPEC, and the strength of the U.S. dollar has adversely impacted oil prices.  Additionally, an economic slowdown in Europe and Asia has reduced overall demand.  Historically, commodity prices have been volatile and we expect the volatility to continue in the future.  Factors impacting the future oil supply balance are world-wide demand for oil, as well as the growth in domestic oil production.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows.  The following table lists average NYMEX prices for natural gas and oil for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Average NYMEX Prices(1)
Oil (per Bbl)	$48.76	$92.91	$98.05
Natural Gas (per MMBtu)	2.63	4.26	3.73
________________________

(1)	Based on average NYMEX closing prices.

Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels.  Lower oil and gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.  During 2015, the average WTI NYMEX pricing was $48.76 per Bbl or 48% lower than the average NYMEX price per Bbl in 2014.  If the NYMEX prices remain at these lower levels, our net revenue per Boe will decrease because we have not hedged the entire amount of anticipated production.  At December 31, 2015, we have hedged 1.8 million Bbls in 2016 at an average price of $77.50 per Bbl.  Lower oil and gas prices may reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders.

Results of Operations for 2015, 2014 and 2013

The following table sets forth selected financial and operating data for the periods indicated.  Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Year Ended December 31,
	2015	2014	2013
Net Production:
Oil (Bbl)	5,168,687	5,150,913	4,046,701
Natural Gas and NGLs (Mcf)	4,651,583	3,682,781	2,572,251
Total (Boe)	5,943,950	5,764,710	4,475,409

Net Sales (in thousands):
Oil Sales	$195,203	$408,124	$355,702
Natural Gas and NGL Sales	7,436	23,481	13,485
Gain (Loss) on Derivative Instruments, Net	72,382	163,413	(33,458)
Other Revenue	36	9	44
Total Revenues	275,057	595,027	335,773

Average Sales Prices:
Oil (per Bbl)	$37.77	$79.23	$87.90
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	31.17	(1.53)	(3.01)
Oil Net of Settled Derivatives (per Bbl)	68.94	77.70	84.89
Natural Gas and NGLs (per Mcf)	1.60	6.38	5.24
Realized price on a Boe Basis Including All Realized Derivative Settlements	61.19	73.51	79.77

Operating Expenses (in thousands):
Production Expenses	$52,108	$55,696	$41,859
Production Taxes	21,567	43,674	34,959
General and Administrative Expense	19,042	17,602	16,575
Depletion, Depreciation, Amortization and Accretion	137,770	172,884	124,383
Impairment Of Oil and Natural Gas Properties	1,163,959	-	-

Costs and Expenses (per Boe):
Production Expenses	$8.77	$9.66	$9.35
Production Taxes	3.63	7.58	7.81
General and Administrative Expense	3.20	3.05	3.70
Depletion, Depreciation, Amortization and Accretion	23.18	29.99	27.79
Impairment Of Oil and Natural Gas Properties	195.82	-	-

Net Producing Wells at Period End	204.3	185.7	146.2

Oil, Natural Gas and NGL Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes.  In 2015, oil, natural gas and NGL sales decreased 53% from 2014, driven primarily by a 52% decrease in our average oil sales price, excluding the effect of settled derivatives, but partially offset by a 3% increase in production.  The lower average realized price in 2015 as compared to 2014 was primarily driven by lower average NYMEX oil and gas prices, which were partially offset by a lower oil price differential.  Oil price differential during 2015 average $9.42 per barrel, as compared to $13.67 per barrel in 2014.

In 2014, oil, natural gas and NGL sales increased 17% from 2013, driven primarily by a 29% increase in production and partially offset by a 9% decrease in our average sales price per Boe in 2014 as compared to 2013 due primarily to a $4.99 per barrel increase in our average oil price differential in 2014 as compared to 2013.

We add production through drilling success as we place new wells into production and through additions from acquisitions, while we lose production due to the natural decline of oil and natural gas produced from existing wells.  In light of the low commodity price environment, our annual capital expenditure budget declined over 76% in 2015 as compared to 2014.  Due to lower levels of capital spending in 2015, our production volumes increased modestly by 3% as compared to 2014.  The net productive wells added to production in 2015, 2014 and 2013 was 18.6, 41.6 and 40.0, respectively.  Our production for each of the last three years is set forth in the following table:

	Year Ended December 31,
	2015	2014	2013
Production
Oil (Bbl)	5,168,687	5,150,913	4,046,701
Natural Gas and NGL (Mcf)	4,651,583	3,682,781	2,572,251
Total (Boe)(1)	5,943,950	5,764,710	4,475,409

Average Daily Production
Oil (Bbl)	14,161	14,112	11,087
Natural Gas and NGL (Mcf)	12,744	10,090	7,047
Total (Boe)(1)	16,285	15,794	12,261
__________________________________

(1)
Natural gas and NGLs are converted to Boe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production.  Our gain (loss) on derivative instruments, net was a gain of $72.4 million in 2015, compared to a gain of $163.4 million in 2014, and a loss of $33.5 million in 2013.  Gain (loss) on derivative instruments, net is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period-end.

For 2015, we realized a gain on settled derivatives of $161.1 million, compared to a $7.9 million loss in 2014 and a $12.2 million loss in 2013.  Our average realized price (including all cash derivative settlements) in 2015 was $61.19 per Boe compared to $73.51 per Boe in 2014, and $79.77 per Boe in 2013.  The gain (loss) on settled derivatives increased our average realized price per Boe by $27.10 in 2015 and decreased our average realized price per Boe by $1.36 in 2014 and $2.72 in 2013.

Mark-to-market derivative gains and losses was a loss of $88.7 million in 2015 compared to a gain of $171.3 million in 2014 and a $21.3 million loss in 2013.  Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives.  Any gains on our derivatives will be offset by lower wellhead revenues in the future or any losses will be offset by higher future wellhead revenues based on the value at the settlement date.  At December 31, 2015, all of our derivative contracts are recorded at their fair value, which was a net asset of $64.6 million, a decrease of $88.7 million from the $153.3 million net asset recorded as of December 31, 2014.  The decrease in the net asset at December 31, 2015 as compared to December 31, 2014 was primarily due to settlements of those derivative instruments that matured during 2015, as well as changes in oil prices on the open oil derivative contracts.  Our open oil derivative contracts are summarized in "Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk."

Production Expenses

Production expenses were $52.1 million in 2015 compared to $55.7 million in 2014 and $41.9 million in 2013.  We experience increases in operating expenses as we add new wells and maintain production from existing properties.  On a per unit basis, production expenses decreased 9% from $9.66 per Boe in 2014 to $8.77 per Boe in 2015.  On an absolute dollar basis, our production expenses in 2015 were 6% lower when compared to 2014 due primarily to lower contract labor and maintenance costs which was partially offset by a 3% increase in total production and a 10% increase in the total number of net wells.  On a per unit basis, production expenses increased 3% from $9.35 per Boe in 2013 to $9.66 per Boe in 2014.  On an absolute dollar basis, our production expenses in 2014 were 33% higher when compared to the same period in 2013 due primarily to a 29% increase in total production and a 27% increase in the total number of net wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales.  These costs were $21.6 million in 2015 compared to $43.7 million in 2014 and $35.0 million in 2013.  Our average production tax rates were 10.6%, 10.1%, and 9.5% in 2015, 2014 and 2013, respectively.  The 2015 and 2014 average production tax rates were higher than the 2013 average due to fewer wells that qualified for reduced rates/or tax exemptions.  Certain of our production is in Montana and North Dakota jurisdictions that have lower initial tax rates for an established period of time or until an established threshold of production is exceeded, after which the tax rates are increased to the standard tax rate.

General and Administrative Expense

General and administrative expense was $19.0 million for 2015 compared to $17.6 million for 2014 and $16.6 million for 2013.  General and administrative expenses in 2015 as compared to 2014 included higher compensation expenses of $3.9 million that included $0.5 million of restructuring expenses incurred in connection with workforce reductions in response to the current low commodity price environment.  The 2015 increase in compensation expenses is comprised of $0.7 million of cash expense and $3.2 million of non-cash stock based compensation expense.  The higher stock based compensation costs during 2015 was primarily driven by $1.9 million recognized in connection with a new employment agreement with our chief executive officer.  Partially offsetting the higher compensation expenses were cost reductions in legal and professional expenses ($1.4 million), travel expenses ($0.6 million) and insurance expenses ($0.5 million).  General and administrative expenses in 2014 as compared to 2013 included higher legal and professional fees of $1.4 million, which includes a legal settlement of $0.6 million, which was partially offset by a decrease in travel expenses of $0.3 million.  Additionally, salaries and benefit expenses decreased $0.2 million in 2014 as compared to 2013.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion ("DD&A") was $137.8 million in 2015 compared to $172.9 million in 2014 and $124.4 million in 2013.  Depletion expense, the largest component of DD&A, was $23.07 per Boe in 2015 compared to $29.86 per Boe in 2014 and $27.62 per Boe in 2013.  The aggregate decrease in depletion expense for 2015 compared to 2014 was driven by a 23% decrease in the depletion rate per Boe, which was partially offset by a 3% production increase in 2015 as compared to 2014.  The 2015 depletion rate per Boe was lower due to the impairment of oil and gas properties, which lowered the depletable base.  The aggregate increase in depletion expense for 2014 compared to 2013 was driven by a 29% increase in production and an 8% increase in our depletion rate per Boe.  The increase in the depletion rate per Boe for 2014 compared to 2013 was due to increased drilling in the Three Forks formation, which produced lower recoverable reserves in comparison to the Bakken formation.  The following table summarizes DD&A expense per Boe for 2015, 2014 and 2013:

	Year Ended December 31,				Year Ended December 31,
	2015	2014	Change	Change	2014	2013	Change	Change
Depletion	$23.07	$29.86	$(6.79)	(23)%	$29.86	$27.62	$2.24	8%
Depreciation, Amortization, and Accretion	0.11	0.13	(0.02)	(15)%	0.13	0.17	(0.04)	(24)%
Total DD&A expense	$23.18	$29.99	$(6.81)	(23)%	$29.99	$27.79	$2.20	8%

Impairment of Oil and Natural Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, we recorded a non-cash ceiling test impairment of $1.2 billion in 2015.  We did not have any impairment of our proved oil and gas properties in 2014 or 2013.  The impairment charge affected our reported net income but did not reduce our cash flow.

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

Interest Expense

Interest expense was $58.4 million for 2015 compared to $42.1 million in 2014 and $32.7 million in 2013.  In May 2015 and May 2013, we issued $200 million and $200 million of 8% senior unsecured notes, respectively.  The increase in interest expense for 2015 as compared to 2014, and for 2014 as compared to 2013, was primarily due to different weighted average debt amounts outstanding between years, as well as the higher interest rate applicable to the senior notes, compared to borrowings under our revolving credit facility.

Income Tax

The income tax benefit recognized during 2015 was $202.4 million or 17.2% of the loss before income taxes, as compared to an income tax provision of $99.4 million or 37.8% of income before income taxes in 2014.  The lower effective tax rate in 2015 relates to the $232.3 million valuation allowance placed on the net deferred tax asset in 2015 due to uncertainty regarding their realization, in addition to state income taxes and estimated permanent differences.  For further discussion of our valuation allowance, see Note 10 to our financial statements.  The provision for income taxes was $99.4 million in 2014 compared to $31.8 million in 2013.  The effective tax rate in 2014 was 37.8% compared to an effective tax rate of 37.4% in 2013.  The effective tax rates in 2014 and 2013 were different than the statutory rate of 35% primarily due to state tax rates.

Non-GAAP Financial Measures

We define Adjusted Net Income as net income excluding (i) (gain) loss on the mark-to-market of derivative instruments, net of tax, (ii) restructuring costs, net of tax, (iii) impairment of oil and natural gas properties, net of tax and (iv) certain legal settlements, net of tax.  Our Adjusted Net Income for 2015 was $47.6 million (representing approximately $0.78 per diluted share) as compared to Adjusted Net Income for 2014 of $57.5 million (representing approximately $0.95 per diluted share) and $66.4 million (representing approximately $1.06 per diluted share) for 2013.  The decrease in Adjusted Net Income in 2015 compared to 2014 was primarily due to lower realized commodity prices as well as higher interest costs, which were partially offset by our continued addition of crude oil and natural gas production from new wells in 2015 compared to 2014 and lower depletion expense.  The decrease in Adjusted Net Income in 2014 compared to 2013 was primarily due to lower realized commodity prices, an increase in the DD&A rate per Boe and increased interest expense due to higher average borrowings, partially offset by a 29% increase in production levels in 2014 as compared to 2013.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization, and accretion, (iv) (gain) loss on the mark-to-market of derivative instruments, (v) non-cash share based compensation expense and (vi) impairment of oil and natural gas properties.  Adjusted EBITDA for 2015 was $277.3 million, compared to Adjusted EBITDA of $309.6 million in 2014 and $268.0 million in 2013.  The decrease in Adjusted EBITDA in 2015 as compared to 2014 is primarily due to lower realized commodity prices.  The increase in Adjusted EBITDA in 2014 as compared to 2013 was primarily due to our continued addition of oil and natural gas production from new wells in 2014 compared to 2013.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Year Ended December 31
	2015	2014	2013
	(in thousands, except share and per common share data)

Net Income (Loss)	$(975,355)	$163,746	$53,067
Add:
Impact of Selected Items:
(Gain) Loss on the Mark-to-Market of Derivative Instruments	88,716	(171,276)	21,259
Restructuring Costs	523	-	-
Impairment of Oil and Natural Gas Properties	1,163,959	-	-
Legal Settlements	-	577	-
Selected Items, Before Income Taxes (Benefit)	1,253,198	(170,699)	21,259
Income Tax (Benefit) of Selected Items(1)	(230,259)	64,474	(7,959)
Selected Items, Net of Income Taxes (Benefit)	1,022,939	(106,225)	13,300

Adjusted Net Income	$47,584	$57,521	$66,367

Weighted Average Shares Outstanding – Basic	60,652,447	60,691,701	62,364,957
Weighted Average Shares Outstanding – Diluted	60,887,698	60,860,769	62,747,298

Net Income (Loss) Per Common Share – Basic	$(16.08)	$2.70	$0.85
Add:
Impact of Selected Items, Net of Income Taxes (Benefit)	16.86	(1.75)	0.21
Adjusted Net Income Per Common Share – Basic	$0.78	$0.95	$1.06

Net Income (Loss) Per Common Share – Diluted	$(16.02)	$2.69	$0.85
Add:
Impact of Selected Items, Net of Income Taxes (Benefit)	16.80	(1.74)	0.21
Adjusted Net Income Per Common Share – Diluted	$0.78	$0.95	$1.06
_______________
(1)
For the 2015 column, this represents tax impact using an estimated tax rate of 36.9% for the year ended December 31, 2015.  This column includes a $232.3 million adjustment for a change in valuation allowance for the year ended December 31, 2015.  For the 2014 and 2013 columns, this represents tax impact using an estimated tax rate of 37.8% and 37.4%, respectively.

Reconciliation of Adjusted EBITDA

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net (Loss) Income	$(975,355)	$163,746	$53,067
Add:
Interest Expense	58,360	42,106	32,709
Income Tax Provision (Benefit)	(202,424)	99,367	31,768
Depreciation, Depletion, Amortization and Accretion	137,770	172,884	124,383
Impairment of Oil and Natural Gas Properties	1,163,959	-	-
Non-Cash Share Based Compensation	6,273	2,759	4,799
(Gain) Loss on the Mark-to-Market of Derivative Instruments	88,716	(171,276)	21,259
Adjusted EBITDA	$277,299	$309,586	$267,985

Liquidity and Capital Resources

Overview

Our main sources of liquidity and capital resources as of the date of this report have been internally generated cash flow from operations, proceeds from senior unsecured notes, credit facility borrowings and cash settlements of derivative contracts.  Our primary uses of capital have been for the acquisition and development of our oil and gas properties.  We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity derivative contracts.  Oil accounted for 87% and 90% of our total production volumes in 2015 and 2014, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We partially mitigate the price of crude oil by entering into hedging arrangements with respect to a portion of our expected oil production.  As of January 1, 2016, we had derivative contracts hedging 1.8 million barrels of oil in 2016 at an average price of $77.50 per barrel (see Note 14 in the Notes to Financial Statements).
Our amended and restated credit agreement governing our revolving credit facility (the "Revolving Credit Facility") has a maximum facility size of $750 million, subject to a semi-annual borrowing base redetermination in April and October of each year.  In October 2015, our semi-annual borrowing base redetermination was completed and reaffirmed at $550 million.  At December 31, 2015, we had $150 million of borrowings on the Revolving Credit Facility with $400 million of borrowing availability based on the October 2015 borrowing base redetermination.  Additionally, we have $700 million aggregate principal amount of outstanding 8.000% senior unsecured notes due June 1, 2020 (the "Notes").

With cash flow from operations coupled with our Revolving Credit Facility we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. Any significant acquisition of additional properties or significant increase in drilling activity may require us to seek additional capital.  We may also choose to seek additional financing from the capital markets rather than utilize our Revolving Credit Facility to fund such activities.  We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all.

We continually seek to maintain a financial profile that provides operational flexibility. However, as evidenced by the decline in our realized prices used in our 2015 reserve report compared to 2014, the decrease in oil, NGL and natural gas prices may have a negative impact on our ability to raise additional capital and/or maintain our desired levels of liquidity.  At December 31, 2015, we had $847.8 million of total debt outstanding, $197.6 million of stockholders' deficit, and $3.4 million of cash on hand.  Additionally, at December 31, 2015, there was $400 million of borrowing availability under our Revolving Credit Facility.  At December 31, 2014, we had $806.1 million of debt outstanding, $770.9 million of stockholders' equity and $9.3 million of cash on hand.

The significant decline in oil prices that began in the third quarter of 2014 and has lasted into 2016 has substantially decreased our cash flows from operating activities.  Sustained low oil prices could significantly reduce or eliminate our planned capital expenditures.  If production is not replaced through the acquisition or drilling of new wells our production levels will lower due to the natural decline of production from existing wells.  Reduced production levels combined with low commodity prices would lower cash flow from operations and could adversely affect our ability to meet our Revolving Credit Facility covenant requirements, which require us to maintain certain levels of working capital, as well as interest expense and secured debt coverage ratios.  While we are currently in compliance with our financial covenants under the Revolving Credit Facility at December 31, 2015, there is no assurance we will be able to maintain compliance in the future.  See additional discussion in Item 1A. Risk Factors, including under the headings "Our future success depends on our ability to replace reserves that our operators produce" and "Our revolving credit agreement contains operating and financial restrictions that may restrict our business and financing activities."

If the existing commodity price environment persists and prices remain lower-for-longer, we plan to continue development within available cash flows as sufficient liquidity allows.  To provide information regarding the sensitivity of our revenues to changes in production volumes and sales prices, presented below is a table that estimates the reduction in our oil and gas sales (before the impact of derivative instruments) under two different production scenarios and assuming our 2015 average sales prices are reduced by 10%, 20% and 30%, respectively.

	Reduction in Oil and Gas Sales Assuming a % Decline in Average Sales Price(2)
	10%	20%	30%
	(in millions)
Base Production(1)	$(20.3)	$(40.5)	$(60.8)
Base Production Down 10%	(38.5)	(56.7)	(75.0)
_______________

(1)	Base production is actual net production in 2015.
(2)	Average 2015 sales prices (excluding the effect of settled derivatives) were $37.77 per Bbl of oil and $1.60 per Mcf of natural gas.

During 2015, we lowered our capital spending by 76% in response to the low commodity price environment.  During the second half of 2015, our cash flow exceeded capital expenditures and these excess cash flows were used to reduce outstanding borrowings under our credit facility by $38 million.  While lower commodity prices will likely reduce our future borrowing capacity (with $400 million of borrowing availability at December 31, 2015), with over 87% of the PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to fund our development plan.  Our recent capital commitments have been to fund drilling in the Williston Basin and, to a lesser extent, fund acreage acquisitions.  Our strategy is to continue to (1) maintain adequate liquidity and selectively participate in new drilling and completion activities, subject to economic and industry conditions and (2) pursue acquisition and disposition opportunities as available liquidity permits.  We expect to fund our near term capital requirements and working capital needs with cash flows from operations and available borrowing capacity under our Revolving Credit Facility.  Our capital expenditures could be further curtailed if our cash flows decline from expected levels.  Because production from existing oil and natural gas wells declines over time, further reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future.

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

At December 31, 2015, we had a working capital surplus of $50.7 million, compared to a deficit of $59.7 million at December 31, 2014.  Current assets decreased by $97.2 million and current liabilities decreased by $207.6 million at December 31, 2015, compared to December 31, 2014.  The decrease in current assets is primarily due to lower cash, accounts receivable and derivative instrument balances in 2015.  The reduction in accounts receivable was caused by lower commodity prices received on our production and the reduction in the balance of derivative instruments is due to hedging settlements.  The change in current liabilities is primarily due to a decrease of $166.2 million in accounts payable primarily as a result of a reduction in accrued capital expenditures in conjunction with a decrease in the number of drilling rigs operating on our properties.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives.  Our cash flows from operations also are impacted by changes in working capital.  We generally maintain low cash and cash equivalent balances because we use available funds to fund our development activities or reduce our bank debt.  Short-term liquidity needs are satisfied by borrowings under our revolving credit facility.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under the revolving credit facility.  As of December 31, 2015, we had entered into derivative agreements covering 1.8 million barrels for 2016 at an average price of $77.50 per barrel.  For additional information on the impact of changing prices on our financial position, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Our cash flows for the years ended December 31, 2015, 2014 and 2013 are presented below:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net Cash Provided by Operating Activities	$247,016	$274,257	$222,774
Net Cash Used in Investing Activities	(288,936)	(477,040)	(358,536)
Net Cash Provided by Financing Activities	35,973	206,433	128,061
Net Change in Cash	$(5,947)	$3,650	$(7,701)

Cash flows provided by operating activities

Net cash provided by operating activities was $247.0 million, $274.3 million and $222.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The decline in 2015 net cash provided by operations was caused by lower oil prices, which was partially offset by cash flow from our derivative settlements.  The increase in cash provided by operating activities in 2014 as compared to 2013 was primarily the result of a 29% increase in oil and natural gas production that drove an oil and gas sales increase of 17%.

Cash flows used in investing activities

We had cash flows used in investing activities of $288.9 million, $477.0 million and $358.5 million during the years ended December 31, 2015, 2014 and 2013, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  The decrease in cash used in investing activities in 2015 as compared to 2014 was attributable to a decrease in oil and gas spending in light of the lower commodity price environment in 2015.  Oil and gas expenditure cash spending decreased from $476.9 million in 2014 to $289.1 million in 2015 as we reduced our development activities.  In 2015, we added 18.6 net wells to production as compared to 41.6 net wells in 2014.  Oil and gas expenditure cash spending increased from $360.1 million in 2013 to $476.9 million in 2014, a 32% increase driven by increases in our year-end inventory of wells drilling and awaiting completion and wells added to production in 2014 as compared to 2013.  In 2014, our net producing well additions totaled 41.6 as compared to 40.0 in 2013.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred.  As a result, our actual cash spending is not always reflective of current levels of development activity.  For instance, during the year ended December 31, 2015, our capitalized costs incurred for oil and natural gas properties (e.g. drilling and completion costs and other capital expenditures) amounted to $128.7 million, while the actual cash spend in this regard amounted to $289.1 million.  Our cash spend for development and acquisition activities for the years ended December 31, 2015, 2014 and 2013 are summarized in the following table:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Drilling and Completion Costs	$279.2	$421.6	$315.8
Acreage and Other Related Activities	7.4	49.7	38.5
Other Capital Expenditures	2.5	5.6	5.8
Total	$289.1	$476.9	$360.1

Development and acquisition activities are highly discretionary.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns.

Cash flows provided by financing activities

Net cash provided by financing activities was $36.0 million, $206.4 million and $128.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.  For all three years, cash sourced through financing activities was primarily provided from the issuance of senior unsecured notes and/or advances under our Revolving Credit Facility.  The decrease in cash provided by financing activities for 2015 as compared to 2014 was attributable to a $200 million Notes issuance in May 2015, which was partially offset by $5.7 million in debt issuance costs and net repayments of $148.0 million under the Revolving Credit Facility for the year ended December 31, 2015.  The increase in cash provided by financing activities for 2014 as compared to 2013 was attributable to higher advances under our Revolving Credit Facility, which was partially offset by our senior unsecured note issuance in 2013.  Additionally, during 2014 we repurchased 1,153,885 shares of our common stock at a cost of approximately $15.5 million and added $223 million of net borrowings under our Revolving Credit Facility.  During 2013, net cash provided by financing activities was primarily attributable to $210.5 million from the issuance of senior unsecured notes.  Additionally, during 2013 we repurchased 2,036,383 shares of our common stock at a cost of approximately $26.1 million and repaid $49 million of net borrowings under our Revolving Credit Facility with proceeds from the issuance of senior unsecured notes.  Our long term debt at December 31, 2015 was $847.8 million, which was comprised of $697.8 million in senior unsecured notes and $150 million of borrowings under our Revolving Credit Facility.  At December 31, 2015 we had $400 million of available borrowing capacity under our Revolving Credit Facility.

Revolving Credit Facility

In February 2012, we entered into an amended and restated credit agreement providing for our Revolving Credit Facility, which replaced our previous revolving credit facility with a syndicated facility.  Our bank group is comprised of a group of commercial banks, with no single bank holding more than 12% of the total facility.  The Revolving Credit Facility, which is secured by substantially all of our assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At December 31, 2015, we had $150 million of borrowings on the Revolving Credit Facility with $400 million of borrowing availability.  In October 2015, our borrowing base was reaffirmed at $550 million.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined in the credit agreement) plus a spread ranging from 0.5% to 1.5% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined in the credit agreement) plus a spread ranging from 1.5% to 2.5%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At December 31, 2015, the commitment fee was 0.375% and the interest rate margin was 1.75% on LIBOR loans and 0.75% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit our ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, or make investments.  In addition, we are required to maintain a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0, a ratio of secured debt to EBITDAX (as defined in the credit agreement) of no greater than 2.5 to 1.0 and a ratio of EBITDAX (as defined in the credit agreement) to interest expense (as defined in the credit agreement) of no less than 2.5 to 1.0.  We were in compliance with our financial covenants under the Revolving Credit Facility at December 31, 2015.

All of our obligations under the Revolving Credit Facility are secured by a first priority security interest in any and all of our assets.

8.000% Senior Notes due 2020

On May 18, 2012, we issued at par value $300 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the "Original Notes").  On May 13, 2013, we issued at a price of 105.25% of par an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the "2013 Follow-on Notes").  On May 18, 2015, we issued at a price of 95.000% of par an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the "2015 Mirror Notes" and, together with the Original Notes and the 2013 Follow-on Notes, the "Notes").  Interest is payable on the Notes semi-annually in arrears on each June 1 and December 1.  The issuance of the Original Notes resulted in net proceeds to us of approximately $291.2 million, the issuance of the 2013 Follow-on Notes resulted in net proceeds to us of approximately $200.1 million, and the issuance of the 2015 Mirror Notes resulted in net proceeds to us of approximately $185.0 million.  Collectively, the net proceeds are in use to fund our exploration, development and acquisition program and for general corporate purposes (including repayment of borrowings that were outstanding under the Revolving Credit Facility at the time the Notes were issued).

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

The Original Notes and the 2013 Follow-on Notes are governed by an Indenture, dated as of May 18, 2012, by and among the Company and Wilmington Trust, National Association (the "Original Indenture").  The 2015 Mirror Notes are governed by an Indenture, dated as of May 18, 2015, by and among the Company and Wilmington Trust, National Association (the "Mirror Indenture").  The terms and conditions of the Mirror Indenture conform, in all material respects, to the terms and conditions set forth in the Original Indenture.  As such, the Mirror Indenture, together with the Original Indenture, are referred to herein as the "Indenture".

The Indenture restricts our ability to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase, equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets.  These covenants are subject to a number of important exceptions and qualifications.  If at any time when the Notes are rated investment grade by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and we and our subsidiaries (if any) will cease to be subject to such covenants.

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

2016 Capital Expenditure Budget

Our board of directors has approved a capital expenditure budget of up to $99.8 million for calendar year 2016.  However, the amount, timing and allocation of capital expenditures are largely discretionary and subject to change based on a variety of factors.  If oil, NGL and natural gas prices decline below our acceptable levels, or costs increase above our acceptable levels, we may choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow.  Subject to financing alternatives, we may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive.  We will carefully monitor and may adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing and joint venture opportunities, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, reduction of service costs, contractual obligations, internally generated cash flow and other factors both within and outside our control.  For additional information on the impact of changing prices on our financial position, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of oil and natural gas properties and payment of interest on outstanding indebtedness.  During 2015, our development and other capitalized expenditures included approximately $116.3 million of drilling, completion and capitalized workover costs, $0.4 million related to asset retirement obligations, $2.7 million of capitalized internal costs and $1.5 million of capitalized interest.  Also in 2015, approximately $7.8 million was expended on acreage and other expenditures in the Williston Basin.  Our 2015 capital program was funded by cash on hand, net cash flow from operations and borrowings under our Revolving Credit Facility and the Notes.  Our capital expenditure budget for 2016 is discussed above under the heading "2016 Capital Expenditure Budget."

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

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.  Oil and natural gas prices decreased significantly in the fourth quarter of 2014 and have remained depressed throughout 2015 and into 2016.  The lower commodity pricing has reduced service costs.  If service cost pricing remains at the current levels, we do not currently expect business costs to materially increase until higher prices for oil and natural gas create increased demand for materials, services and personnel.

Contractual Obligations and Commitments

The following table summarizes our obligations and commitments at December 31, 2015 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

	Payment due by Period (in thousands)
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office Leases(1)	$274	$49	$-	$-	$323
Automobile Leases(2)	45	70	-	-	115
Long Term Debt(3)	-	150,000	700,000	-	850,000
Cash Interest Expense on Debt(4)	59,225	117,644	79,333	-	256,202
Total	$59,544	$267,763	$779,333	$-	$1,106,640

(1)	Office leases through 2017
(2)	Automobile leases for certain executives through 2018
(3)	Revolving Credit Facility and 8.000% Senior Notes due 2020 (see Note 4 to financial statements)
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

Oil and Natural Gas Reserves

The determination of depreciation, depletion and amortization expense as well as impairments that are recognized on our oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves attributable to our properties.  Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment.  For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of oil and natural gas and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change.  Approximately 10% of our proved oil and gas reserves are proved undeveloped reserves.  Oil and natural gas prices have fallen significantly and remained low since the second half of 2014.  An extended decline in oil and gas prices may adversely affect our ability to fund planned expenditures.  Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.

The information regarding present value of the future net cash flows attributable to our proved oil and natural gas reserves are estimates only and should not be construed as the current market value of the estimated oil and natural gas reserves attributable to our properties.  Such information includes revisions of certain reserve estimates attributable to our properties included in the prior year's estimates.  These revisions reflect additional information from subsequent activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in oil and natural gas prices.  Any future downward revisions could adversely affect our financial condition, our borrowing ability, our future prospects and the value of our common stock.

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

Capitalized amounts except unproved costs are depleted using the units of production method.  The depletion expense per unit of production is the ratio of the sum of our unamortized historical costs and estimated future development costs to our proved reserve volumes.  Estimation of hydrocarbon reserves relies on professional judgment and use of factors that cannot be precisely determined.  Subsequent reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting periods.  For the year ended December 31, 2015, our average depletion expense per unit of production was $23.07 per Boe.  A 10% decrease in our estimated net proved reserves at December 31, 2015 would result in a $1.80 per Boe increase in our 12-month per unit depletion rate.

To the extent the capitalized costs in our full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the sum of the present value (using a 10% discount rate and based on 12-month/SEC oil and natural gas prices) of the estimated future net cash flows from our proved oil and natural gas reserves and the capitalized cost associated with our unproved properties, we would have a capitalized ceiling impairment. Such costs would be charged to operations as a reduction of the carrying value of oil and natural gas properties.  The risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are depressed, even if the low prices are temporary.  In addition, capitalized ceiling impairment charges may occur if we experience poor drilling results or if estimations of our proved reserves are substantially reduced.  A capitalized ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and stockholders' equity.  Once recognized, a capitalized ceiling impairment charge to oil and natural gas properties cannot be reversed at a later date.  The risk that we will experience a ceiling test writedown increases when oil and natural gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves.

At December 31, 2015, we performed an impairment review using prices that reflect an average of 2015's monthly prices as prescribed pursuant to the SEC's guidelines.  For the year ended December 31, 2015, we recorded a full cost impairment expense of $1.2 billion.  For the year ended December 31, 2014 and 2013, the results of the ceiling test concluded that the carrying value of our oil and natural gas properties was significantly below the calculated ceiling test value and, as such, our properties were not impaired.  These average prices used in the December 31, 2015 impairment review are significantly higher than the actual and currently forecasted prices in 2016.  As lower average monthly pricing is reflected in the trailing 12-month average pricing calculation, the present value of our future net revenues is expected to decline and impairment could be recognized.  If this significantly lower pricing environment persists we expect we could be required to write down the value of our oil and gas properties.  In addition, capitalized ceiling impairment charges may occur if estimates of proved hydrocarbon reserves are substantially reduced or estimates of future development costs increase significantly.  See "Item 2. Properties" for a discussion of our reserve estimation assumptions.

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

We use the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation.  As of December 31, 2015, our natural gas production was in balance, meaning our cumulative portion of natural gas production taken and sold from wells in which we have an interest equaled our entitled interest in natural gas production from those wells.

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

Derivative Instrument Activities

We use derivative instruments from time to time to manage market risks resulting from fluctuations in the prices of oil and natural gas.  We may periodically enter into derivative contracts, including price swaps, caps and floors, which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of oil or natural gas without the exchange of underlying volumes.  The notional amounts of these financial instruments are based on expected production from existing wells.  We may also use exchange traded futures contracts and option contracts to hedge the delivery price of oil at a future date.

All derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to gain (loss) on derivative instruments, net on the statements of operations rather than as a component of accumulated other comprehensive income or other income (expense).  See Note 14 for a description of the derivative contracts.

The resulting cash flows from derivatives are reported as cash flows from operating activities.

Income taxes

As of December 31, 2015, and 2014, we had a net deferred tax liability of $0.0 and $202.4 million, respectively.

As part of the process of preparing the consolidated financial statements, we are required to estimate the federal and state income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items such as derivative instruments, depletion, depreciation and amortization, and certain accrued liabilities for tax and financial accounting purposes. These differences and our net operating loss carry-forwards result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess, using all available negative and positive evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. If we believe that recovery is not likely, we must establish a valuation allowance. Generally, to the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include an expense or reduction of expense within the tax provision in the statement of operations.

Under accounting guidance for income taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (i) the more positive evidence is necessary and (ii) the more difficult it is to support a conclusion that a valuation allowance is not needed for all or a portion of the deferred tax asset. Among the more significant types of evidence that we consider are:

•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition;
•	the ability to recover our net operating loss carry-forward deferred tax assets in future years;
•	the existence of significant proved oil and natural gas reserves;
•	our ability to use tax planning strategies, such as electing to capitalize intangible drilling costs as opposed to expensing such costs;
•	current price protection utilizing oil and natural gas hedges;
•	current market prices for oil, NGL and natural gas; and
•	future revenue and operating cost projections that indicate we will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures.

During 2015, in evaluating whether it was more-likely-than-not that our deferred tax asset was recoverable from future net income, we considered our earnings history for the current and most recent two years.

In performing our analysis, we used inputs from third-party sources, which came primarily from our reserve reports that were independently estimated by Ryder Scott. Based on our forecasted results from multiple analyses, during the year ended December 31, 2015, we determined it is more likely than not that we will not realize our net deferred tax assets. Therefore, a 2015 valuation allowance of $232.3 million was recorded.

We will continue to assess the need for a valuation allowance against deferred tax assets considering all available evidence obtained in future reporting periods.

Income Tax Windfalls and Shortfalls.  For certain stock-based compensation awards that are expected to result in a tax deduction under existing tax law, a deferred tax asset is established as we recognize compensation cost for book purposes. Book compensation cost is determined on the grant date and recognized over the award's requisite service period. The corresponding deferred tax asset also is measured on the grant date and recognized over the service period. The related tax deduction is measured on the vesting date for restricted stock and on the exercise date for stock options. As a result, there will almost always be a difference in the amount of compensation cost recognized for book purposes versus the amount of tax deduction that a company may receive. If the tax deduction exceeds the cumulative book compensation cost that we recognized, the tax benefit associated with any excess deduction will be considered an excess benefit or windfall and will be recognized as additional paid-in capital ("APIC"). If the tax deduction is less than the cumulative book compensation cost, the tax effect of the resulting difference is a deficiency or shortfall, and should be charged first to APIC, to the extent of our pool of windfall tax benefits, with any remainder recognized in income tax expense. We utilize a one-pool approach when accounting for the pool of windfall tax benefits. In the one-pool approach, employees and non-employees are grouped into a single pool. As of December 31, 2015 and 2014, we did not have any eligible windfall tax benefits to offset future shortfalls as no excess tax benefits have been recognized, therefore all shortfalls have been recognized in income tax expense.

Asset Retirement Obligations ("ARO")

We record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred with the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. For oil and natural gas properties, this is the period in which the well is drilled or acquired. For midstream service assets, this is the period in which the asset is placed in service. The ARO represents the estimated amount we will incur to plug, abandon and remediate the properties at the end of their productive lives, in accordance with applicable state laws. The liability is accreted to its present value each period and for oil and natural gas properties the capitalized cost is depreciated on the unit of production method or for midstream service assets depreciated over its useful life. The accretion expense is recorded in the line item "Accretion of asset retirement obligations" in our consolidated statement of operations.

We determine the ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Included in the fair value calculation are assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.

Stock-Based Compensation

We measure stock-based compensation expense at the grant date based on the fair value of an award and recognize the compensation expense on a straight-line basis over the service period, which is usually the vesting period. The fair value of the awards is based on the value of our common stock on the grant date. We capitalize a portion of stock-based compensation for employees who are directly involved in the acquisition, exploration and development of our properties into the full cost pool. Capitalized stock-based compensation is included as an addition to "Oil and Natural Gas Properties" in the balance sheets.

Performance Equity Awards

For performance equity awards issued to management, we utilized a Monte Carlo simulation prepared by an independent third party to determine the fair value of the awards at the grant date and to re-measure the fair value at the end of each reporting period in accordance with GAAP. The volatility criteria utilized in the Monte Carlo simulation is based on the stock prices' expected volatility. The performance equity awards are classified as liability awards. The liability and related compensation expense for each period for these awards is recognized by dividing the fair value of the total liability by the requisite service period and recording the pro rata share for the period for which service has already been provided. Compensation expense for the performance equity awards is included in "General and Administrative" expense in our statements of operations with the corresponding liabilities recorded in the "Accrued Expenses" line item of our balance sheets.

New Accounting Pronouncements

Recently Issued

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers."  The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 will supersede most of the existing revenue recognition requirements in United States GAAP when it becomes effective and is required to be adopted using one of two retrospective application methods.  In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers – Deferral of the Effective Date," which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  We are currently evaluating the method of adoption and impact this standard will have on our financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)."  The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period beginning after December 15, 2016 and for annual and interim periods thereafter.  Early adoption is permitted.  We are currently evaluating the impact that this new guidance will have on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs," that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  An entity is required to apply ASU 2015-03 for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  An entity should apply ASU 2015-03 on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.  Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle.  These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items.  We are currently evaluating the impact that this new guidance will have on our financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position.  This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted.  We elected early application of this ASU, which did not have a material impact on the financial statements.  See Note 2 to our financial statements for additional information.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  We are currently evaluating the impact of the new guidance on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

For a description of the accounting standards that we adopted in 2015, see Notes to Financial Statements—Note 2. Significant Accounting Policies.

Various accounting standards and interpretations were issued in 2015 with effective dates subsequent to December 31, 2015.  We have evaluated the recently issued accounting pronouncements that are effective in 2016 and believe that none of them will have a material effect on our financial position, results of operations or cash flows when adopted.

Further, we are monitoring the joint standard-setting efforts of the Financial Accounting Standards Board and the International Accounting Standards Board.  There are a large number of pending accounting standards that are being targeted for completion in 2016 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial instruments, disclosure of loss contingencies and financial statement presentation. Because these pending standards have not yet been finalized, at this time we are not able to determine the potential future impact that these standards will have, if any, on our financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and other factors.  Historically, the markets for oil and natural gas have been volatile, and our management believes these markets will likely continue to be volatile in the future.  The prices we receive for our production depend on numerous factors beyond our control.  Our revenue generally would have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices.

We enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to oil price volatility.  All derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to gain (loss) on derivative instruments, net on the statements of operations rather than as a component of other comprehensive income or other income (expense).

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

The following table reflects open commodity swap contracts as of December 31, 2015, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price ($)
Swaps-Crude Oil
01/01/16 – 06/30/16	180,000	89.00
01/01/16 – 06/30/16	180,000	90.00
01/01/16 – 06/30/16	180,000	91.00
01/01/16 – 06/30/16	180,000	90.00
01/01/16 – 06/30/16	90,000	90.00
01/01/16 – 06/30/16	90,000	90.00
07/01/16 – 12/31/16	180,000	65.00
07/01/16 – 12/31/16	180,000	64.93
07/01/16 – 12/31/16	90,000	65.00
07/01/16 – 12/31/16	180,000	65.00
07/01/16 – 12/31/16	180,000	64.93
07/01/16 – 12/31/16	90,000	65.30

As of December 31, 2015, we had a total volume on open commodity swaps of 1.8 million barrels at a weighted average price of approximately $77.50.  The counterparties to our open commodity swaps are banks that participate in our revolving credit facility.

The following table reflects the weighted average price of open commodity swap derivative contracts as of December 31, 2015, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price ($)
2016	1,800,000	77.50
2017 and beyond	-	-

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement.  During the year ended December 31, 2015, we had $243.8 million in average outstanding borrowings under our Revolving Credit Facility at a weighted average rate of 2.09%.  We have the option to designate the reference rate of interest for each specific borrowing under the Revolving Credit Facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate ("LIBOR") will bear interest at a rate equal to LIBOR plus a spread ranging from 1.5% to 2.5% depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 0.5% to 1.5%, depending on the percentage of borrowing base that is currently advanced.  We have the option to designate either pricing mechanism.  Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

Our Revolving Credit Facility allows us to fix the interest rate of borrowings under it for all or a portion of the principal balance for a period up to three months; however our borrowings are generally withdrawn with interest rates fixed for one month.  Thereafter, to the extent we do not repay the principle, our borrowings are rolled over and the interest rate is reset based on the current LIBOR or prime rate as applicable. As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at December 31, 2015 would cost us approximately $1.5 million in additional annual interest expense.

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

As of December 31, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2015.

No change in our company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The management of Northern Oil and Gas, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Company's financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our Company's internal control over financial reporting as of December 31, 2015, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern Oil and Gas, Inc.

We have audited the internal control over financial reporting of Northern Oil and Gas, Inc. (a Minnesota corporation) (the "Company") as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 3, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
March 3, 2016

Item 9B. Other Information

None.

PART III
Certain information required by this Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2016 (the "Proxy Statement"), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2015.  Except for those portions specifically incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance

The information included in "Part I – Executive Officers of the Registrant" of this report is incorporated herein by reference.

The information appearing under the headings "Proposal 1: Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer and persons performing similar functions.  A copy is available on our website at www.northernoil.com.  We intend to post on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics pursuant to the rules of the SEC and NYSE MKT.

Item 11.  Executive Compensation

The information appearing under the headings "Executive Compensation" and "Compensation Committee Report," and the information regarding compensation committee interlocks and insider participation under the heading "Corporate Governance," in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2006 Incentive Stock Option Plan	141,872	$5.18	–
2013 Equity Incentive Plan	–	–	1,868,068
Equity compensation plans not approved by security holders	–	–	–
Total	141,872	$5.18	1,868,068

The information appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information appearing under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information appearing under the headings "Registered Public Accountant Fees" and "Pre-Approval Policies and Procedures of Audit Committee" in the Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description	Reference
3.1	Articles of Incorporation of Northern Oil and Gas, Inc. dated June 28, 2010	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 2, 2010
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 10-K filed with the SEC on February 29, 2012
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 18, 2012
4.3	Indenture, dated May 18, 2015, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 18, 2015
10.1	Purchase Agreement, dated May 13, 2015, between Northern Oil and Gas, Inc. and RBC Capital Markets, LLC, as representative of the Initial Purchasers, identified therein	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 18, 2015
10.2*	Amended and Restated Employment Agreement by and between Michael Reger and Northern Oil and Gas, Inc., dated October 7, 2015	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 9, 2015
10.3*	Performance-Based Restricted Stock Award Agreement, dated October 7, 2015, between Northern Oil and Gas, Inc. and Michael Reger	Incorporated by reference to Exhibit 99.2 to the Schedule 13D filed with the SEC by Mr. Reger with respect to the Registrant on October 16, 2015 (file no. 005-82844)
10.4*	Separation Agreement and Release, dated October 1, 2012, between Northern Oil and Gas, Inc. and Ryan R. Gilbertson	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 1, 2012
10.5*	Consulting Agreement, dated October 1, 2012, between Northern Oil and Gas, Inc. and Ryan R. Gilbertson	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 1, 2012

Exhibit No.	Description	Reference
10.6*	Employment Agreement by and between Northern Oil and Gas, Inc. and Thomas W. Stoelk, dated November 8, 2011	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 9, 2011
10.7*	Employment Agreement by and between Northern Oil and Gas, Inc. and Brandon Elliott, dated January 1, 2013	Incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 10-K filed with the SEC on March 1, 2013
10.8*	Employment Agreement by and between Northern Oil and Gas, Inc. and Erik J. Romslo, dated October 10, 2011	Incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 10-K filed with the SEC on March 1, 2013
10.9*	Employment Agreement by and between Northern Oil and Gas, Inc. and Darrell Finneman, dated September 10, 2014	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q filed with the SEC on November 7, 2014
10.10*	Northern Oil and Gas, Inc. Amended and Restated 2009 Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with the SEC on May 2, 2011
10.11*	Northern Oil and Gas, Inc. Amended and Restated 2009 Equity Incentive Plan Amendment No.1	Incorporated by reference to Exhibit 10.14 to the Registrant's Current Report on Form 10-K filed with the SEC on March 1, 2013
10.12*	Form of Restricted Stock Agreement under the Northern Oil and Gas, Inc. 2009 Equity Incentive Plan (for grants prior to June 8, 2011)	Incorporated by reference to Exhibit 10.19 to the Registrant's Current Report on Form 10-K filed with the SEC on March 8, 2010
10.13*	Form of Restricted Stock Agreement under the Northern Oil and Gas, Inc. Amended and Restated 2009 Equity Incentive Plan (for "single trigger" grants after June 8, 2011)	Incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 10-K filed with the SEC on February 29, 2012
10.14*	Form of Restricted Stock Agreement under the Northern Oil and Gas, Inc. Amended and Restated 2009 Equity Incentive Plan (for "double trigger" grants after December 20, 2012)	Incorporated by reference to Exhibit 10.17 to the Registrant's Current Report on Form 10-K filed with the SEC on March 1, 2013
10.15*	Northern Oil and Gas, Inc. 2013 Incentive Plan (as amended May 28, 2015)	Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with the SEC on April 17, 2015
10.16*	Form of Restricted Stock Award Agreement (Single Trigger) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 10-Q filed with the SEC on August 9, 2013
10.17*	Form of Restricted Stock Award Agreement (Double Trigger) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 10-Q filed with the SEC on August 9, 2013
10.18*	Form of Non-Qualified Stock Option Agreement for Non-Employee Director under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Filed herewith
10.19
Third Amended and Restated Credit Agreement, dated as of February 28, 2012, among Northern Oil and Gas, Inc., as Borrower, Royal Bank of Canada, as Administrative Agent, SunTrust Bank, as Syndication Agent, Bank of Montreal, KeyBank, N.A. and U.S. Bank N.A., as Co-Documentation Agents, and the Lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 2, 2012
10.20	First Amendment to Third Amended and Restated Credit Agreement, dated June 29, 2012, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 2, 2012
10.21	Second Amendment to Third Amended and Restated Credit Agreement, dated September 28, 2012, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 2, 2012

Exhibit No.	Description	Reference
10.22	Third Amendment to Third Amended and Restated Credit Agreement, dated March 28, 2013, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 1, 2013
10.23
Fourth Amendment to Third Amended and Restated Credit Agreement and Second Amendment to Third Amended and Restated Guaranty and Collateral Agreement, dated September 30, 2013, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 1, 2013
10.24	Fifth Amendment to the Third Amended and Restated Credit Agreement, dated April 7, 2015, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 13, 2015
10.25	Sixth Amendment to the Third Amended and Restated Credit Agreement, dated May 13, 2015, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 18, 2015
10.26	Seventh Amendment to the Third Amended and Restated Credit Agreement, dated October 21, 2015, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 22, 2015
10.27	Agreement, dated January 2, 2015 by and among Robert B. Rowling, Cresta Investments, LLC, Cresta Greenwood, LLC, TRT Holdings, Inc. and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 2015
12	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm Grant Thornton LLP	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith
23.3	Consent of Ryder Scott Company, LP	Filed herewith
24.1	Powers of Attorney	Filed herewith (included on signature page)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Report of Ryder Scott Company, LP	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORTHERN OIL AND GAS, INC.

Date:	March 3, 2016	By:	/s/ Michael L. Reger
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:
Signature	Title	Date

/s/ Michael L. Reger	Chief Executive Officer and Director	March 3, 2016
Michael L. Reger

/s/ Thomas W. Stoelk	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer	March 3, 2016
Thomas W. Stoelk

/s/ Richard Weber	Director	March 3, 2016
Richard Weber

/s/ Jack King	Director	March 3, 2016
Jack King

/s/ Robert Grabb	Director	March 3, 2016
Robert Grabb

/s/ Lisa Bromiley	Director	March 3, 2016
Lisa Bromiley

/s/ Delos Cy Jamison	Director	March 3, 2016
Delos Cy Jamison

NORTHERN OIL AND GAS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern Oil and Gas, Inc.

We have audited the accompanying balance sheet of Northern Oil and Gas, Inc. (a Minnesota corporation) (the "Company") as of December 31, 2015, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern Oil and Gas, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has changed its method of presentation for deferred income taxes in 2015 due to the adoption of FASB Accounting Standards Update No. 2015-17 – Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 3, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Northern Oil and Gas, Inc.
Wayzata, MN

We have audited the accompanying balance sheet of Northern Oil and Gas, Inc. (the "Company") as of December 31, 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2014 and 2013.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2014 and 2013 financial statements present fairly, in all material respects, the financial position of Northern Oil and Gas, Inc. at December 31, 2014, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 27, 2015

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS
	Year Ended December 31,
	2015	2014
CURRENT ASSETS
Cash and Cash Equivalents	$3,390,389	$9,337,512
Trade Receivables	58,230,113	85,931,719
Advances to Operators	1,689,879	930,034
Prepaid and Other Expenses	892,867	895,088
Derivative Instruments	64,611,558	128,893,220
Total Current Assets	128,814,806	225,987,573

PROPERTY AND EQUIPMENT
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	2,336,757,089	2,167,452,297
Unproved	10,007,529	50,642,433
Other Property and Equipment	1,837,469	1,870,369
Total Property and Equipment	2,348,602,087	2,219,965,099
Less - Accumulated Depreciation, Depletion, and Impairment	(1,759,281,704)	(458,038,546)
Total Property and Equipment, Net	589,320,383	1,761,926,553

DERIVATIVE INSTRUMENTS	-	25,013,011
DEBT ISSUANCE COSTS, NET	15,810,259	13,819,195

TOTAL ASSETS	$733,945,448	$2,026,746,332

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$65,319,170	$231,557,547
Accrued Expenses	7,893,975	6,653,124
Accrued Interest	4,713,232	3,585,536
Asset Retirement Obligations	188,770	-
Deferred Taxes	-	43,938,000
Total Current Liabilities	78,115,147	285,734,207

LONG-TERM LIABILITIES
Revolving Credit Facility	150,000,000	298,000,000
8% Senior Notes	697,804,829	508,053,097
Derivative Instruments	-	579,070
Asset Retirement Obligations	5,627,586	5,105,762
Deferred Taxes	-	158,412,555
Total Long-Term Liabilities	853,432,415	970,150,484

TOTAL LIABILITIES	931,547,562	1,255,884,691

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	-	-
Common Stock, Par Value $.001; 95,000,000 Authorized (12/31/2015 – 63,120,384 Shares Outstanding and 12/31/2014 – 61,066,712 Shares Outstanding)	63,120	61,067
Additional Paid-In Capital	440,221,018	433,332,285
Retained Earnings (Deficit)	(637,886,252)	337,468,289
Total Stockholders' Equity (Deficit)	(197,602,114)	770,861,641

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$733,945,448	$2,026,746,332

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

	Year Ended December 31,

	2015	2014	2013
REVENUES
Oil and Gas Sales	$202,638,640	$431,605,015	$369,187,120
Gain (Loss) on Derivative Instruments, Net	72,382,907	163,412,615	(33,457,651)
Other Revenue	35,866	9,112	44,402
Total Revenues	275,057,413	595,026,742	335,773,871

OPERATING EXPENSES
Production Expenses	52,107,984	55,695,615	41,859,135
Production Taxes	21,566,634	43,674,010	34,958,975
General and Administrative Expense	19,042,004	17,602,306	16,575,440
Depletion, Depreciation, Amortization and Accretion	137,769,812	172,883,554	124,383,374
Impairment	1,163,959,246	-	-
Total Expenses	1,394,445,680	289,855,485	217,776,924

INCOME (LOSS) FROM OPERATIONS	(1,119,388,267)	305,171,257	117,996,947

OTHER INCOME (EXPENSE)
Other Income (Expense)	(30,091)	47,364	(453,241)
Interest Expense, Net of Capitalization	(58,360,387)	(42,105,676)	(32,709,056)
Total Other Income (Expense)	(58,390,478)	(42,058,312)	(33,162,297)

INCOME (LOSS) BEFORE INCOME TAXES	(1,177,778,745)	263,112,945	84,834,650

INCOME TAX PROVISION (BENEFIT)	(202,424,204)	99,367,000	31,767,614

NET INCOME (LOSS)	$(975,354,541)	$163,745,945	$53,067,036

Net Income (Loss) Per Common Share – Basic	$(16.08)	$2.70	$0.85
Net Income (Loss) Per Common Share – Diluted	$(16.08)	$2.69	$0.85
Weighted Average Shares Outstanding – Basic	60,652,447	60,691,701	62,364,957
Weighted Average Shares Outstanding – Diluted	60,652,447	60,860,769	62,747,298

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(975,354,541)	$163,745,945	$53,067,036
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	137,769,812	172,883,554	124,383,374
Amortization of Debt Issuance Costs	3,696,532	2,776,024	2,625,240
Amortization of 8% Senior Notes Premium/Discount	(248,268)	(1,486,726)	(960,177)
(Gain) Loss on the Sale of Other Property & Equipment	(61,787)	-	473,915
Deferred Income Taxes	(202,350,555)	96,107,555	31,763,000
Loss (Gain) on the Mark-to-Market of Derivative Instruments	88,715,603	(171,275,719)	21,259,018
Amortization of Deferred Rent	(8,548)	(14,656)	(19,541)
Share-Based Compensation Expense	5,234,115	2,759,133	4,798,977
Impairment of Oil and Natural Gas Properties	1,163,959,246	-	-
Other	1,704,662	-	-
Changes in Working Capital and Other Items:
Trade Receivables	27,701,606	885,262	(16,597,312)
Prepaid Expenses and Other	2,220	(124,348)	28,350
Accounts Payable	(4,545,304)	4,094,145	2,006,516
Accrued Interest	590,630	(106,680)	(245,082)
Accrued Expenses	210,295	4,014,052	191,093
Net Cash Provided By Operating Activities	247,015,718	274,257,541	222,774,407

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Natural Gas Properties and Development Capital Expenditures, Net	(289,055,440)	(476,870,842)	(360,058,127)
Proceeds from Sale of Oil and Natural Gas Properties	138,524	-	908,000
Proceeds from Sale of Other Property and Equipment	72,000	-	1,003,025
Purchases of Other Property and Equipment	(90,751)	(169,003)	(389,317)
Net Cash Used For Investing Activities	(288,935,667)	(477,039,845)	(358,536,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	150,000,000	253,000,000	133,000,000
Repayments on Revolving Credit Facility	(298,000,000)	(30,000,000)	(182,000,000)
Issuance of Senior Unsecured Notes	190,000,000	-	210,500,000
Debt Issuance Costs Paid	(5,687,596)	(434,936)	(7,072,493)
Repurchases of Common Stock	(339,578)	(16,132,414)	(26,366,327)
Net Cash Provided By Financing Activities	35,972,826	206,432,650	128,061,180

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,947,123)	3,650,346	(7,700,832)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	9,337,512	5,687,166	13,387,998

CASH AND CASH EQUIVALENTS – END OF PERIOD	$3,390,389	$9,337,512	$5,687,166

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$55,209,662	$44,913,994	$35,761,112
Cash Paid During the Period for Income Taxes	$3,258,160	$-	$13,614

Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	$59,520,415	$221,278,750	$162,884,221
Capitalized Asset Retirement Obligations	$421,394	$952,087	$1,852,580
Non-Cash Compensation Capitalized in Oil and Gas Properties	$1,330,693	$660,615	$2,143,415
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

	Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance - December 31, 2012	63,532,622	$63,532	$465,466,420	$120,655,308	$586,185,260

Net Issuance of Common Stock	361,960	362	(252,993)	-	(252,631)

Share Based Compensation	-	-	6,942,020	-	6,942,020

Repurchases of Common Stock	(2,036,383)	(2,036)	(26,111,288)	-	(26,113,324)

Net Income	-	-	-	53,067,036	53,067,036

Balance - December 31, 2013	61,858,199	$61,858	$446,044,159	$173,722,344	$619,828,361

Net Issuance of Common Stock	362,398	363	(586,186)	-	(585,823)

Share Based Compensation	-	-	3,419,342	-	3,419,342

Repurchases of Common Stock	(1,153,885)	(1,154)	(15,545,030)	-	(15,546,184)

Net Income	-	-	-	163,745,945	163,745,945

Balance - December 31, 2014	61,066,712	$61,067	$433,332,285	$337,468,289	$770,861,641

Net Issuance of Common Stock	2,053,672	2,053	(339,519)	-	(337,466)

Share Based Compensation	-	-	7,228,252	-	7,228,252

Net Income (Loss)	-	-	-	(975,354,541)	(975,354,541)

Balance - December 31, 2015	63,120,384	$63,120	$440,221,018	$(637,886,252)	$(197,602,114)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

Northern Oil and Gas, Inc. (the "Company," "Northern," "our" and words of similar import), a Minnesota corporation, is an independent energy company engaged in the acquisition, exploration, exploitation, development and production of crude oil and natural gas properties.  The Company's common stock trades on the NYSE MKT market under the symbol "NOG".

Northern's principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of December 31, 2015, approximately 72% of Northern's 165,908 total net acres were developed.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  In connection with preparing the financial statements for the year ended December 31, 2015, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the financial statements through the date of this filing.

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

Cash and Cash Equivalents

Northern considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.  Cash equivalents consist primarily of interest-bearing bank accounts and money market funds.  The Company's cash positions represent assets held in checking and money market accounts.  These assets are generally available on a daily or weekly basis and are highly liquid in nature.  Due to the balances being greater than $250,000, the Company does not have FDIC coverage on the entire amount of bank deposits.  The Company believes this risk is minimal.  In addition, the Company is subject to Security Investor Protection Corporation ("SIPC") protection on a vast majority of its financial assets.

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting. The Company regularly reviews all aged accounts receivable for collectability and establishes an allowance as necessary for individual customer balances.

At December 31, 2015 and 2014, the allowance for doubtful accounts was $4.5 million and $1.8 million, respectively.  The amount charged to operations for doubtful accounts was $6.2 million, $1.4 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.  At December 31, 2015 and 2014, the amount charged against the allowance for doubtful accounts was $3.5 million and $0.6 million, respectively.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.  Depreciation expense was $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Oil and Gas Properties

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center ("full cost pool").  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the years ended December 31, 2015, 2014 and 2013, respectively:

	Year Ended December 31,
	2015	2014	2013
Capitalized Certain Payroll and Other Internal Costs	$2,717,913	$2,153,448	$3,295,427
Capitalized Interest Costs	1,506,172	4,409,544	5,976,981
Total	$4,224,085	$6,562,992	$9,272,408

As of December 31, 2015, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the years ended December 31, 2015, 2014 and 2013, there were no property sales that resulted in a significant alteration.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling.  The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions or financial derivatives designated as hedges for accounting purposes, if any, that hedge the Company's oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties.  If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or non-cash writedown is required.

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties in 2015, the Company recorded a non-cash ceiling test impairment for the year ended December 31, 2015 of $1.2 billion.  The Company did not have any impairment of its proved oil and gas properties during 2014 or 2013.  The impairment charge affected the Company's reported net income but did not reduce the Company's cash flow.  Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have stabilized or recovered long enough to stabilize or increase the trailing 12-month average price used in the ceiling calculation.  In addition to commodity prices, the Company's production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine the Company's actual ceiling test calculation and impairment analyses in future periods.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method.  Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate.  The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the years ended December 31, 2015, 2014 and 2013, the Company transferred into the full cost pool costs related to expired leases of $19.0 million, $26.3 million, and $14.1 million, respectively.

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others:  intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  For the years ended December 31, 2015, 2014 and 2013, the Company included $37.6 million, $21.4 million and $5.1 million, respectively, related to expiring leases within costs subject to the depletion calculation.

At December 31, 2015, the Company performed an impairment review using prices that reflect an average of 2015's monthly prices as prescribed pursuant to the SEC's guidelines.  These average prices used in the December 31, 2015 impairment review are significantly higher than the actual and currently forecasted prices in 2016.  As lower average monthly pricing is reflected in the trailing 12-month average pricing calculation, the present value of the Company's future net revenues is expected to decline and further impairment could be recognized.  Given the current oil and natural gas pricing environment, the Company believes it could have further noncash ceiling test write-downs of its oil and natural gas properties in 2016.  The quarterly ceiling test considers many factors including reserves, capital expenditure estimates and trailing 12-month average prices.  SEC defined prices for each quarter in 2015 were as follows:

SEC Defined Prices for 12-Months Ended	NYMEX Oil Price (per Bbl)	Henry Hub Gas Price (per MMBtu)
December 31, 2015	$50.28	$2.58
September 30, 2015	59.21	3.06
June 30, 2015	71.68	3.39
March 31, 2015	82.72	3.88

Asset Retirement Obligations

The Company accounts for its abandonment and restoration liabilities under FASB ASC Topic 410, "Asset Retirement and Environmental Obligations" ("FASB ASC 410"), which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset.  The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service.  When the liability is initially recorded, the Company increases the carrying amount of oil and natural gas properties by an amount equal to the original liability.  The liability is accreted to its present value each period, and the capitalized cost is included in capitalized costs and depreciated consistent with depletion of reserves.  Upon settlement of the liability or the sale of the well, the liability is reversed.  These liability amounts may change because of changes in asset lives, estimated costs of abandonment or legal or statutory remediation requirements.

Debt Issuance Costs

Deferred financing costs include origination, legal and other fees to issue debt in connection with the Company's credit facility and senior unsecured notes.  These debt issuance costs are being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method (see Note 4).

The amortization of debt issuance costs for the years ended December 31, 2015, 2014 and 2013 was $3.7 million, $2.8 million and $2.6 million, respectively.

Bond Premium/Discount on Senior Notes

On May 13, 2013, the Company recorded a bond premium of $10.5 million in connection with the "8% Senior Notes Due 2020" (see Note 4).  This bond premium is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.  The amortization of the bond premium for the years ended December 31, 2015, 2014 and 2013 was $1.5 million, $1.5 million and $1.0 million, respectively.

On May 18, 2015, the Company recorded a bond discount of $10.0 million in connection with the "8% Senior Notes Due 2020" (see Note 4).  This bond discount is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.  The amortization of the bond discount for the year ended December 31, 2015, 2014 and 2013 was $1.2 million, $0 and $0, respectively.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of December 31, 2015, 2014 and 2013, the Company's natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

Concentrations of Market and Credit Risk

The future results of the Company's crude oil and natural gas operations will be affected by the market prices of crude oil and natural gas.  The availability of a ready market for crude oil and natural gas products in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of crude oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of crude oil, natural gas and liquid products, the regulatory environment, the economic environment, and other regional and political events, none of which can be predicted with certainty.

The Company operates in the exploration, development and production sector of the crude oil and natural gas industry.  The Company's receivables include amounts due from purchasers of its crude oil and natural gas production.  While certain of these customers are affected by periodic downturns in the economy in general or in their specific segment of the crude oil or natural gas industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been and will continue to be immaterial to the Company's results of operations over the long-term.

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

Restructuring Costs

The Company accounts for restructuring costs in accordance with FASB ASC Topic 420 "Exit or Disposal Cost Obligations."  Under these standards, the costs associated with restructuring are recorded during the period in which the liability is incurred.  During the year ended December 31, 2015, the Company recognized $0.5 million in restructuring costs for employee severance and related benefit costs incurred as part of a reduction in workforce and the closing of its Denver office, which includes $0.1 million of non-cash expense related to acceleration of certain equity awards previously granted under the Company's 2013 Incentive Plan.

Stock-Based Compensation

The Company records expense associated with the fair value of stock-based compensation.  For fully vested stock and restricted stock grants the Company calculates the stock based compensation expense based upon estimated fair value on the date of grant.  In determining the fair value of performance based share awards, the Company utilizes a Monte Carlo simulation prepared by an independent third party.  For stock options, the Company uses the Black-Scholes option valuation model to calculate stock based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Stock Issuance

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

Income Taxes

The Company's income tax expense, deferred tax assets and deferred tax liabilities reflect management's best assessment of estimated current and future taxes to be paid.  The Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis.  The Company's only taxing jurisdiction is the United States (federal and state).

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  In evaluating the Company's ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.  In projecting future taxable income, the Company begins with historical results and incorporates assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences.  The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  In assessing the need for a valuation allowance for the Company's deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the three-year period ended December 31, 2015, driven primarily by the full cost ceiling impairments over that period.  Additionally, the Company's revenue, profitability and future growth are substantially dependent upon prevailing and future prices for oil and natural gas.  The markets for these commodities continue to be volatile.  Changes in oil and natural gas prices have a significant impact on the value of the Company's reserves and on its cash flows.  Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas and a variety of additional factors that are beyond the Company's control.  Due to these factors, management has placed a lower weight on the prospect of future earnings in its overall analysis of the valuation allowance.

In determining whether to establish a valuation allowance on the Company's deferred tax assets, management concluded that the objectively verifiable evidence of cumulative negative earnings for the three-year period ended December 31, 2015, is difficult to overcome with any forms of positive evidence that may exist.  Accordingly, the valuation allowance against the Company's deferred tax asset at December 31, 2015 was $232.3 million.  No valuation allowance was recorded at December 31, 2014 and 2013.

Net Income Per Common Share

Basic earnings per share ("EPS") are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator).  Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period.  Potential common shares include stock options and restricted stock.  The number of potential common shares outstanding relating to stock options and restricted stock is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
Weighted Average Common Shares Outstanding – Basic	60,652,447	60,691,701	62,364,957
Plus: Potentially Dilutive Common Shares Including Stock Options and Restricted Stock	-	169,068	382,341
Weighted Average Common Shares Outstanding – Diluted	60,652,447	60,860,769	62,747,298
Restricted Stock Excluded From EPS Due To The Anti-Dilutive Effect	322,393	15,590	7,330

As of December 31, 2015, 2014 and 2013, potentially dilutive shares from stock options were 141,872, 141,872, and 241,872, respectively.  These options are all exercisable at December 31, 2015, 2014 and 2013, at an exercise price of $5.18.

The Company also has potentially dilutive shares from restricted stock grants outstanding of 2,365,396, 538,499 and 592,565, at December 31, 2015, 2014 and 2013, respectively.

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

The Company follows the provisions of FASB ASC 815, "Derivatives and Hedging" as amended. It requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value and marked-to-market at the end of each period.  Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to gain (loss) on derivative instruments, net on the statements of operations.  See Note 14 for a description of the derivative contracts which the Company has entered into.

Change in Presentation of Gains and Losses on Derivatives

During 2015, the Company changed the presentation of the gain (loss) on derivative instruments, net in the statement of operations whereas the loss on settled derivatives and gains (losses) on the mark-to-market of derivative instruments were previously separately presented on the statement of operations.  Prior periods have been reclassified to conform to the current period presentation.  The change in presentation had no impact on total revenues, net income, or earnings per share.

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Crude oil and natural gas properties accounted for using the full cost method of accounting are excluded from this requirement but continue to be subject to the full cost method's impairment rules.  In 2015, the Company recorded $1.2 billion in impairment.  There was no impairment recorded for the years ended December 31, 2014 and 2013.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers."  The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 will supersede most of the existing revenue recognition requirements in United States GAAP when it becomes effective and is required to be adopted using one of two retrospective application methods.  In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers – Deferral of the Effective Date," which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)."  The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period beginning after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted.  The Company is currently evaluating the impact that this new guidance will have on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs," that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  An entity is required to apply ASU 2015-03 for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  An entity should apply ASU 2015-03 on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.  Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle.  These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items.  The Company is currently evaluating the impact that this new guidance will have on its financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company elected early application of this ASU as of December 31, 2015, and has applied its provisions prospectively.

The changes to the line items in the balance sheets as of the previously reported interim periods, as if this standard had been adopted in first-quarter 2015, are presented below:

(in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Noncurrent assets:
Decrease in deferred income taxes	$(31,696)	$(27,424)	$-	$-
Decrease in total assets	(31,696)	(27,424)	-	-
Current liabilities:
Decrease in deferred income taxes	$(31,696)	$(27,424)	$(41,679)	$(43,938)
Decrease in total current liabilities	(31,696)	(27,424)	(41,679)	(43,938)
Noncurrent liabilities:
Increase in deferred income taxes	$-	$-	$41,679	$43,938
Decrease in total liabilities	(31,696)	(27,424)	-	-

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is currently evaluating the impact of the new guidance on its financial statements.

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company's crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of operations from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.  Development capital expenditures and purchases of properties that were in accounts payable and not yet paid in cash at December 31, 2015 and 2014 were approximately $60 million and $221 million, respectively.

2015 Acquisitions

During 2015, the Company acquired approximately 4,355 net acres, for an average cost of approximately $1,314 per net acre, in its key prospect areas in the form of effective leases.

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

Divestitures

From time-to-time the Company may trade leasehold interests with operators to balance working interests in spacing units to facilitate and encourage a more expedited development of the Company's acreage.

Unproved Properties

Unproved properties not being amortized comprise approximately 38,003 net acres and 55,743 net acres of undeveloped leasehold interests at December 31, 2015 and 2014, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.   The following is a summary of capitalized costs excluded from depletion at December 31, 2015 by year incurred.

	Year Ended December 31,
	2015	2014	2013	Prior Years
Property Acquisition	$1,020,769	$5,537,321	$2,385,212	$1,064,227
Development	-	-	-	-
Total	$1,020,769	$5,537,321	$2,385,212	$1,064,227

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

NOTE 4     REVOLVING CREDIT FACILITY AND LONG TERM DEBT

Revolving Credit Facility

In February 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the "Revolving Credit Facility"), which replaced its previous revolving credit facility with a syndicated facility.  The Revolving Credit Facility, which is secured by substantially all of the Company's assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At December 31, 2015, the facility amount was $750 million, the borrowing base was $550 million and there was a $150 million outstanding balance, leaving $400 million of borrowing capacity available under the facility.  In October 2015, the borrowing base was reaffirmed at $550 million.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined in the credit agreement) plus a spread ranging from 0.5% to 1.5% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined in the credit agreement) plus a spread ranging from 1.5% to 2.5%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At December 31, 2015, the commitment fee was 0.375% and the interest rate margin was 1.75% on LIBOR loans and 0.75% on base rate loans.  At December 31, 2015, the Company had $150 million of LIBOR loans issued under the Revolving Credit Facility at a weighted average interest rate of 2.17%.

The Revolving Credit Facility contains negative covenants that limit the Company's ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of its business or operations, merge, consolidate, or make investments.  In addition, the Company is required to maintain a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0, a ratio of secured debt to EBITDAX (as defined in the credit agreement) of no greater than 2.5 to 1.0 and a ratio of EBITDAX (as defined in the credit agreement) to interest expense (as defined in the credit agreement) of no less than 2.5 to 1.0.  The Company was in compliance with the financial covenants of the Revolving Credit Facility at December 31, 2015.

All of the Company's obligations under the Revolving Credit Facility are secured by a first priority security interest in any and all assets of the Company.

8.000% Senior Notes Due 2020

On May 18, 2012, the Company issued at par value $300 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the "Original Notes").  On May 13, 2013, the Company issued at a price of 105.25% of par an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the "2013 Follow-on Notes").  On May 18, 2015, the Company issued at a price of 95.000% of par an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the "2015 Mirror Notes" and, together with the Original Notes and the 2013 Follow-on Notes, the "Notes").  Interest is payable on the Notes semi-annually in arrears on each of June 1 and December 1.  The Company currently does not have any subsidiaries and, as a result, the Notes are not currently guaranteed.  Any subsidiaries the Company forms in the future may be required to unconditionally guarantee, jointly and severally, payment obligation under the Notes on a senior unsecured basis.  The issuance of the Original Notes resulted in net proceeds to the Company of approximately $291.2 million, the issuance of the 2013 Follow-on Notes resulted in net proceeds to the Company of approximately $200.1 million, and the issuance of the 2015 Mirror Notes resulted in net proceeds to the Company of approximately $184.9 million.  Collectively, the net proceeds are in use to fund the Company's exploration, development and acquisition program and for general corporate purposes (including repayment of borrowings that were outstanding under the Revolving Credit Facility at the time the Notes were issued).

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

The Original Notes and the 2013 Follow-on Notes are governed by an Indenture, dated as of May 18, 2012, by and among the Company and Wilmington Trust, National Association (the "Original Indenture").  The 2015 Mirror Notes are governed by an Indenture, dated as of May 18, 2015, by and among the Company and Wilmington Trust, National Association (the "Mirror Indenture").  The terms and conditions of the Mirror Indenture conform, in all material respects, to the terms and conditions of the Original Indenture.  As such, the Mirror Indenture, together with the Original Indenture, are referred to herein as the "Indenture."

The Indenture restricts the Company's ability to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or, repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets.  These covenants are subject to a number of important exceptions and qualifications.  If at any time when the Notes are rated investment grade by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and the Company and its subsidiaries (if any) will cease to be subject to such covenants.

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

NOTE 5     COMMON AND PREFERRED STOCK

The Company's Articles of Incorporation authorize the issuance of up to 100,000,000 shares.  The shares are classified in two classes, consisting of 95,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $.001 per share.  The board of directors is authorized to establish one or more series of preferred stock, setting forth the designation of each such series, and fixing the relative rights and preferences of each such series.  The Company has neither designated nor issued any shares of preferred stock.

Common Stock

The following is a schedule of changes in the number of shares of common stock outstanding since the beginning of 2013:

	Year Ended December 31,
	2015	2014	2013
Beginning Balance	61,066,712	61,858,199	63,532,622
Stock Based Compensation	-	-	57,371
Stock Options Exercised	-	100,000	10,091
Restricted Stock Grants (Note 6)	2,112,998	299,416	353,596
Stock Repurchased	-	(1,153,885)	(2,036,383)
Other Surrenders	(57,929)	(79,461)	(59,098)
Other	(1,397)	42,443	-
Ending Balance	63,120,384	61,066,712	61,858,199

2015 Activity

In 2015, the Company's Chief Executive Officer received 1.4 million restricted shares of common stock in connection with a new employment agreement.

In 2015, 57,929 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $277,000, which was based on the market prices on the dates the shares were surrendered.

In 2015, 1,397 shares of restricted common stock were surrendered by an employee who terminated employment with the Company.

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

In 2014, there was an increase in common stock of 42,443 shares, included as "Other" within the table above, to reflect an immaterial adjustment related to a prior period, to correct the Company's total common shares outstanding that were on record as of December 31, 2014.

2013 Activity

In 2013, the Company's Chief Executive Officer received shares of common stock as compensation in lieu of any cash base salary.  In 2013, the Company issued 57,371 shares valued at approximately $825,000 to the Chief Executive Officer as compensation in lieu of any cash base salary.

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

Stock Repurchase Program

In May 2011, the Company's board of directors approved a stock repurchase program to acquire up to $150 million of the Company's outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

In 2015, the Company did not repurchase shares of its common stock under the stock repurchase program.  In 2014, the Company repurchased of 1,153,885 shares of its common stock under the stock repurchase program.  This stock had a cost of approximately $15.5 million.  In 2013, the Company repurchased 2,036,383 shares of its common stock under the stock repurchase program.  This stock had a cost of approximately $26.1 million.  All repurchased shares are included in the Company's pool of authorized but unissued shares.  The Company's accounting policy upon the repurchase of shares is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

Performance Equity Awards

The Company has granted performance equity awards under its 2015 Long Term Incentive Program to certain officers.  The awards are subject to a market condition, which is based on a comparison of the Company versus a defined peer group with respect to year-over-year change in average stock price from 2014 to 2015.  Depending on the Company's stock price performance relative to the defined peer group, the award recipients will earn between 0% and 150% of their 2015 base salaries and will be settled in restricted shares of the Company's common stock that will vest over a three-year service-based period beginning in 2016.

The Company used a Monte Carlo simulation model to estimate the fair value of the awards based on the expected outcome of the Company's stock price performance relative to the defined peer group using key valuation assumptions.  The assumptions used for the Monte Carlo model to determine the fair value of the awards and associated compensation expense included a forecast period of one year, a risk-free interest rate of 0.11% and 44% for Northern's stock price volatility.

The maximum value of the performance shares issuable if all participants earned the maximum award would total $2.9 million.  For the year ended December 31, 2015, the Company recorded $0.5 million of compensation expense in connection with these performance awards.

NOTE 6     STOCK OPTIONS/STOCK-BASED COMPENSATION

The Company maintains its 2013 Incentive Plan (the "2013 Plan") to provide a means whereby the Company may be able, by granting equity and other types of awards, to attract, retain and motivate capable and loyal employees, non-employee directors, consultants and advisors of the Company, for the benefit of the Company and its shareholders.  In May 2015, the Company's shareholders approved an amendment to the 2013 Plan to increase the number of shares available for awards under the 2013 Plan by 2.5 million shares.  As of December 31, 2015, there were 1.9 million shares available for future awards under the 2013 Plan.

Restricted Stock Awards

During the years ended December 31, 2015, 2014 and 2013, the Company issued 2,112,998, 299,416 and 353,596, respectively, restricted shares of common stock under the 2013 Plan as compensation to officers, employees and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than March 2019.  As of December 31, 2015, there was approximately $9.2 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over a weighted-average period of approximately 2.4 years.  The Company has assumed a zero percent forfeiture rate for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the years ended December 31, 2015, 2014 and 2013:

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	Average	Of	Average	Of	Average
	Shares	Price	Shares	Price	Shares	Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of the Year	538,499	$13.54	592,565	$16.84	777,437	$18.93
Shares Granted	2,112,998	6.29	299,416	12.09	353,596	15.33
Shares Forfeited	(1,397)	14.79	-	-	(39,049)	16.78
Lapse of Restrictions	(284,704)	12.24	(353,482)	17.84	(499,419)	19.03
Restricted Shares Outstanding at the End of the Year	2,365,396	$7.15	538,499	$13.54	592,565	$16.84

Stock Option Awards

On November 1, 2007, the board of directors granted options to purchase 560,000 shares of the Company's common stock under the Company's 2006 Incentive Stock Option Plan.  The Company granted options to purchase 500,000 shares of the Company's common stock to members of the board and options to purchase 60,000 shares of the Company's common stock to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  As of December 31, 2015, options to purchase a total of 141,872 shares of the Company's common stock remain outstanding but unexercised.  The board of directors determined that no future grants will be made pursuant to the 2006 Incentive Stock Option Plan.

The Company used the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  The Company used the simplified method to determine the expected term of the options due to the lack of sufficient historical data.  Changes in these assumptions can materially affect the fair value estimate.  The total fair value of the options is recognized as compensation over the vesting period.  There were no stock options granted by the Company in 2015, 2014 and 2013.

Changes in stock options for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (in Years)	Intrinsic Value
2015:

Beginning Balance	141,872	$5.18	-	$-
Granted	-	-	-	-
Exercised	-	5.18	-	-
Forfeited	-	-	-	-
Outstanding at December 31	141,872	5.18	1.8	-
Exercisable	141,872	5.18	1.8	-
Ending Vested	141,872	5.18	1.8	-
Weighted Average Fair Value of Options Granted During Year		$-

2014:

Beginning Balance	241,872	$5.18	-	$-
Granted	-	-	-	-
Exercised	(100,000)	5.18	-	-
Forfeited	-	-	-	-
Outstanding at December 31	141,872	5.18	2.8	66,680
Exercisable	141,872	5.18	2.8	66,680
Ending Vested	141,872	5.18	2.8	66,680
Weighted Average Fair Value of Options Granted During Year		$-

2013:

Beginning Balance	251,963	$5.18	-	$-
Granted	-	-	-	-
Exercised	(10,091)	5.18	-	-
Forfeited	-	-	-	-
Outstanding at December 31	241,872	5.18	3.8	2,392,000
Exercisable	241,872	5.18	3.8	2,392,000
Ending Vested	241,872	5.18	3.8	2,392,000
Weighted Average Fair Value of Options Granted During Year		$-

Currently Outstanding Options

•	No options were forfeited during the years ended December 31, 2015, 2014, and 2013.
•	No options expired during the years ended December 31, 2015, 2014, and 2013.
•	Options covering 141,872 shares were exercisable and outstanding at December 31, 2015.
•
The Company recorded no compensation expense related to these options for the years ended December 31, 2015, 2014, and 2013.  There is no further compensation expense that will be recognized in future periods relative to any options that had been granted as of December 31, 2015, because the Company recognized the entire fair value of such compensation upon vesting of the options.

•	There were no unvested options at December 31, 2015, 2014, and 2013.

NOTE 7     RELATED PARTY TRANSACTIONS

The Company is a non-operating participant in a number of wells in North Dakota that are operated by Emerald Oil, Inc. ("Emerald"), by virtue of leased acreage or working interests held by the Company in drilling units operated by Emerald.  As of December 31, 2015, such wells included 49 gross (8.1 net) producing wells.  As of December 31, 2015, Northern has incurred $86.6 million in connection with its working interest in these wells.  Until January 2, 2016, James Russell (J.R.) Reger was a director (and until March 2014 was an executive officer) of Emerald, which is a publicly-traded company.  J.R. Reger is also the brother of Northern Oil's Chief Executive Officer and director, Michael Reger.  At December 31, 2015, the Company's accounts receivable and accounts payable balances with Emerald were $1.1 million and $0.3 million, respectively.  At December 31, 2014, the Company's accounts receivable and accounts payable balances with Emerald were $2.9 million and $8.4 million, respectively.  At December 31, 2013, the Company's accounts receivable and accounts payable balances with Emerald were $4.6 million and $23.2 million, respectively.  The Company recorded total revenues of $15.3, $13.3 and $7.8 million from Emerald for the years ended December 31, 2015, 2014, and 2013, respectively.

All transactions involving related parties are approved or ratified by the Company's Audit Committee.

NOTE 8     COMMITMENTS & CONTINGENCIES

Litigation

The Company is engaged in proceedings incidental to the normal course of business.  Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention.  Based upon the information available to the Company and discussions with legal counsel, it is the Company's opinion that the outcome of the various legal actions and claims that are incidental to its business will not have a material impact on the financial position, results of operations or cash flows.  Such matters, however, are subject to many uncertainties, and the outcome of any matter is not predictable with assurance.

The Company is party to a quiet title action in North Dakota that relates to its interest in certain crude oil and natural gas leases.  In November 2015 the Company received a final judgment that was adverse to the Company.  The Company reduced revenues by approximately $1.7 million (net of accrued production taxes) which had been accruing since the second quarter of 2008.  Prior to the final judgement on these disputed interests, the Company had recognized oil and gas sales in connection with those interests of $0.2 and $0.3 million for the years ended December 31, 2014 and 2013, respectively.

NOTE 9     ASSET RETIREMENT OBLIGATION

The Company has asset retirement obligations ("ARO") associated with the future plugging and abandonment of proved properties and related facilities.  Initially, the fair value of a liability for an ARO is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.  The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.  No settlements of asset retirement obligations have occurred during the periods presented.

Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate retirement costs, inflation factors, credit-adjusted discount rates, timing of retirement, and changes in the legal, regulatory, environmental and political environments.  To the extent future revisions to these assumptions impact the present value of the existing ARO, a corresponding adjustment is made to the oil and gas property balance.  For example, as the Company analyzes actual plugging and abandonment information, the Company may revise its estimate of current costs, the assumed annual inflation of the costs and/or the assumed productive lives of its wells.  During 2015, the Company decreased its existing ARO by $0.1 million or approximately 1% of the ARO liability at December 31, 2015.  During 2014, the Company increased its existing ARO by $0.1 million or approximately 2% of the ARO liability at December 31, 2014.  This increase was due to an increase in the estimated costs to plug and abandon the Company's wells and a decrease in the productive life of certain of its oil and gas properties.

The following table summarizes the Company's asset retirement obligation transactions recorded during the year ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Beginning Asset Retirement Obligation	$5,105,762	$3,824,002
Liabilities Incurred During the Period	475,306	868,460
Revision of Estimates	(53,912)	83,626
Accretion of Discount on Asset Retirement Obligations	372,461	461,762
Liabilities Settled During the Period	(83,261)	(132,088)
Ending Asset Retirement Obligation	$5,816,356	$5,105,762

NOTE 10     INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carry-forwards.  Under this method, deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date.

In 2013, the State of North Dakota lowered its corporate income tax rate.  The impact of this rate change was to lower the Company's deferred state income tax expense by approximately $0.5 million during the year ended December 31, 2013.

The income tax provision (benefit) for the year ended December 31, 2015, 2014, and 2013 consists of the following:

	2015	2014	2013
Current	$(73,649)	$3,259,445	$(8,386)
Deferred
Federal	(186,150,724)	87,625,430	29,826,000
State	(16,199,831)	8,482,125	1,950,000
Total Expense (Benefit)	$(202,424,204)	$99,367,000	$31,767,614

The following is a reconciliation of the reported amount of income tax expense for the years ended December 31, 2015, 2014, and 2013 to the amount of income tax expenses that would result from applying the statutory rate to pretax income.

	2015	2014	2013
Income (Loss) Before Taxes and NOL	$(1,177,778,745)	$263,112,945	$84,834,650
Federal Statutory Rate	X 35%	X 35%	X 35%
Taxes Computed at Federal Statutory Rates	(412,223,000)	92,090,000	29,692,000
State Taxes, Net of Federal Taxes	(23,825,000)	5,404,300	909,614
Non-Deductible Compensation	777,000	1,872,700	1,166,000
Other	586,796	-	-
Valuation Allowance	232,260,000	-	-
Reported Provision (Benefit)	$(202,424,204)	$99,367,000	$31,767,614

A valuation allowance is established to reduce deferred tax assets if it is determined that it is more likely than not that the related tax benefit will not be realized.  On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.  During 2015, in evaluating whether it was more likely than not that the Company's net deferred tax assets were realized through future net income, management considered all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the existence of significant proved oil and natural gas reserves, (iv) its ability to use tax planning strategies, (v) its current price protection utilizing oil hedges, (vi) its future revenue and operating cost projections and (vii) the current market prices for oil and natural gas.  Based on all the evidence available, during the year ended December 31, 2015, management determined it was more likely than not that the net deferred tax assets were not realizable, therefore a valuation allowance of $232.3 million was recorded.

At December 31, 2015, the Company had a net operating loss carryforward for federal income tax purposes of $524.9 million.  If unutilized, the federal net operating losses will expire from 2027 to 2035.  At December 31, 2015, the Company had an alternative minimum tax credit for federal income tax purpose of $3.2 million.  This credit carryforward does not expire.

The components of the Company's deferred tax assets (liabilities) were as follows:

	Year Ended December 31,
	2015	2014
Deferred Tax Assets
Current:
Share Based Compensation	$-	$1,141,000
Accrued Interest	-	1,238,000
Accrued Expenses	-	986,000
Other	-	683,000
Total Current	-	4,048,000

Non-Current:
Net Operating Loss (NOLs) and Tax Credit Carryforwards	195,207,000	194,227,445
Share Based Compensation	1,762,000	-
Accrued Interest	1,723,000	-
Allowance for Doubtful Accounts	1,662,000	-
Crude Oil and Natural Gas Properties and Other Properties	55,939,000	-
Other	-	94,000
Total Non-Current	256,293,000	194,321,445
Total Deferred Tax Asset	$256,293,000	$198,369,445

Deferred Tax Liabilities
Current:
Derivative Instruments	$-	$(47,877,000)
Other	-	(110,000)
Total Current	$-	$(47,987,000)

Non-Current:
Crude Oil and Natural Gas Properties and Other Properties	-	(343,657,000)
Derivative Instruments	(23,855,000)	(9,076,000)
Other	(178,000)	-
Total Non-Current	(24,033,000)	(352,733,000)
Total Deferred Tax Liabilities(1)	$(24,033,000)	(400,720,000)

Total Net Deferred Tax Assets (Liabilities) Before Valuation Allowance	232,260,000	(202,350,555)

Valuation Allowance	(232,260,000)	-

Total Net Deferred Tax Assets Liabilities	$-	$(202,350,555)

_______________

(1)	All deferred tax liabilities and assets as of December 31, 2015, are classified as noncurrent on the accompanying balance sheets upon the Company's adoption of ASU 2015-17 on a prospective basis. Prior year amounts have not been restated. Please refer to Note 2 "New Accounting Pronouncements" for additional disclosure.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in the Company's tax returns that do not meet these recognition and measurement standards. The Company has no liabilities for unrecognized tax benefits.

The Company's policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2015, 2014 and 2013,  the Company did not recognize any interest or penalties in its statements of operations, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2015 and 2014 relating to unrecognized benefits.

The tax years 2015, 2014, 2013 and 2012 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

NOTE 11     OPERATING LEASES

Vehicles

The Company leases vehicles under noncancelable operating leases.  Total lease expense under the agreements was approximately $45,000, $30,000 and $28,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Minimum future lease payments under these vehicle leases are approximately $45,000 in 2016, $41,000 in 2017, and $30,000 in 2018.

Building

Effective November 2011, the Company extended their original operating lease agreement on 3,044 square feet of office space and added an additional 1,609 square feet of office space, for a total of 4,653 square feet.  The two leases require initial gross monthly lease payments of $18,612.  The monthly payments increase by 4% on each anniversary date.  The Company has extended the lease for an additional year and it will expire in November 2016.  The Company also has annual and month to month lease agreements related to storage and parking spaces.  Total rent expense under the agreements was approximately $287,000, $267,000 and $249,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Minimum future lease payments under the building leases are as follows:

Year Ended December 31,	Amount
2016	$274,000
2017	49,000
Total	$323,000

Effective October 2014, the Company entered into an operating lease agreement on 1,900 square feet of office space in Denver.  The lease requires an initial monthly lease payment of $4,750.  The monthly payments increase by 2% on each anniversary date.  The lease expires in November 2017.  Total rent expense under the agreement was approximately $62,000 for the year ended December 31, 2015.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014.

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps)	$-	$64,611,558	$-
Total	$-	$64,611,558	$-

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps)	$-	$128,893,220	$-
Commodity Derivatives – Non-Current Asset (crude oil swaps)	-	25,013,011	-
Commodity Derivatives – Non-Current Liability (crude oil swaptions)	-	(579,070)	-
Total	$-	$153,327,161	$-

Level 2 assets and liabilities consist of commodity derivative instruments, which include crude oil swaps and crude oil swaptions (see Note 14).  The fair value of the Company's derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things.  Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company's and the counterparties' nonperformance risk is evaluated.  The fair value of all derivative contracts is reflected on the balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Fair Value of Other Financial Instruments

The Company's financial instruments, including certain cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

The carrying amount of the Company's long-term debt reported in the balance sheet at December 31, 2015 is $847.8 million, which includes $697.8 million of senior unsecured notes including a net discount of $2.2 million and $150.0 million of borrowings under the Company's revolving credit facility (see Note 4).  The fair value of the Company's senior unsecured notes, which are publicly traded, is $468.5 million at December 31, 2015.  The Company's revolving credit facility approximates its fair value because of its floating rate structure.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred for the year ended December 31, 2015 were approximately $0.5 million.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the years ended December 31, 2015 and 2014.

NOTE 13      FINANCIAL INSTRUMENTS

The Company's non-derivative financial instruments include cash and cash equivalents and credit facility and are not measured at fair value on the balance sheets.  The carrying amount of these non-derivative financial instruments approximate their fair values (See Note 12).

The Company's accounts receivable relate to crude oil and natural gas sold to various industry companies.  Credit terms, typical of industry standards, are of a short-term nature and the Company does not require collateral.  Management believes the Company's accounts receivable at December 31, 2015 and 2014 do not represent significant credit risks as they are dispersed across many counterparties.  The Company has recorded an allowance for doubtful accounts of $4.5 million and $1.8 million at December 31, 2015 and December 31, 2014, respectively.  As of December 31, 2015, outstanding derivative contracts with commercial banks participating in the Company's Revolving Credit Facility represent all of the Company's crude oil volumes hedged.  These commercial banks have investment-grade ratings from Moody's and Standard & Poor and are lenders under the Company's Revolving Credit Facility and management believes this does not represent a significant credit risk.

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

All derivative instruments are recorded on the Company's balance sheet as either assets or liabilities measured at their fair value (see Note 12).  The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes.  If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in the fair value are recognized in the revenues section of the Company's statements of operations as a gain or loss on derivative instruments.  Mark-to-market gains and losses represent changes in fair values of derivatives that have not been settled.  The Company's cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty.  These cash settlements represent the cumulative gains and losses on the Company's derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

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

	Year Ended December 31,
	2015	2014	2013
Cash Received (Paid) on Derivatives(1)	$161,098,510	$(7,863,104)	$(12,198,633)
Non-Cash Gain (Loss) on Derivatives	(88,715,603)	171,275,719	(21,259,018)
Gain (Loss) on Derivative Instruments, Net	$72,382,907	$163,412,615	$(33,457,651)
_____________
_
(1)	Net cash receipts for crude oil collars for the year ended December 31, 2015 include approximately $202,000 of proceeds received from crude oil derivative contracts that were settled in the second quarter of 2015 prior to their contractual maturities.

The Company has master netting agreements on individual crude oil contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

Crude Oil Derivative Contracts Cash-flow Not Designated as Hedges

The following table reflects open commodity swap contracts as of December 31, 2015, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price ($)
Swaps-Crude Oil
01/01/16 – 06/30/16	180,000	89.00
01/01/16 – 06/30/16	180,000	90.00
01/01/16 – 06/30/16	180,000	91.00
01/01/16 – 06/30/16	180,000	90.00
01/01/16 – 06/30/16	90,000	90.00
01/01/16 – 06/30/16	90,000	90.00
07/01/16 – 12/31/16	180,000	65.00
07/01/16 – 12/31/16	180,000	64.93
07/01/16 – 12/31/16	90,000	65.00
07/01/16 – 12/31/16	180,000	65.00
07/01/16 – 12/31/16	180,000	64.93
07/01/16 – 12/31/16	90,000	65.30

As of December 31, 2015, the Company had a total volume on open commodity swaps of 1.8 million barrels at a weighted average price of approximately $77.50 per barrel.

The following table reflects the weighted average price of open commodity swap derivative contracts as of December 31, 2015, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price ($)
2016	1,800,000	77.50
2017 and beyond	-	-

The Company determines the estimated fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets and quotes from third parties, among other things.  The Company also performs an internal valuation to ensure the reasonableness of third party quotes.  In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by ailing to make any contractually required payments.  Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.  For further details regarding the Company's derivative contracts see Note 12, Fair Value in the Notes to the Financial Statements.

The following table sets forth the amounts, on a gross basis, and classification of the Company's outstanding derivative financial instruments at December 31, 2015 and 2014, respectively.  Certain amounts may be presented on a net basis on the consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

		December 31, Estimated Fair Value
Type of Crude Oil Contract	Balance Sheet Location	2015	2014

Derivative Assets:
Swap Contracts	Current Assets	$64,611,558	$128,893,220
Swap Contracts	Non-Current Assets	-	25,013,011
Total Derivative Assets		$64,611,558	$153,906,231

Derivative Liabilities:
Swaption Contracts	Non-Current Liabilities	$-	$(579,070)
Total Derivative Liabilities		$-	$(579,070)

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

	Estimated Fair Value at December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Derivative Assets:
Current Assets	$64,611,558	$-	$64,611,558
Total Derivative Assets	$64,611,558	$-	$64,611,558

	Estimated Fair Value at December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet

Offsetting of Derivative Assets:
Current Assets	$128,893,220	$-	$128,893,220
Non-Current Assets	25,013,011	-	25,013,011
Total Derivative Assets	$153,906,231	$-	$153,906,231

Offsetting of Derivative Liabilities:
Current Liabilities	$-	$-	$-
Non-Current Liabilities	(579,070)	-	(579,070)
Total Derivative Liabilities	$(579,070)	$-	$(579,070)

All of the Company's outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements ("ISDAs") entered into with counterparties that are also lenders under the Company's Revolving Credit Facility.  The Company's obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of December 31, 2015.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 12 for the aggregate fair value of all derivative instruments that were in a net liability position at December 31, 2015 and 2014.

NOTE 15     EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2015, 2014, and 2013:

	2015			2014			2013
	Net Income (Loss)	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$(975,354,541)	60,652,447	$(16.08)	$163,745,945	60,691,701	$2.70	$53,067,036	62,364,957	$0.85
Dilutive Effect of Options	-	-	-	-	169,068	(0.01)	-	382,341	-
Diluted EPS	$(975,354,541)	60,652,447	$(16.08)	$163,745,945	60,860,769	$2.69	$53,067,036	62,747,298	$0.85

For the year ended December 31, 2015, 2014 and 2013 restricted stock of 322,393, 15,590, and 7,330 shares of common stock were excluded from EPS due to the anti-dilutive effect, respectively.

NOTE 16    RESTRUCTURING COSTS

In September 2015, the Company restructured certain of its operations in response to the current oil and gas commodity environment.  These changes, which included a reduction in workforce, are expected to result in better utilization of the Company's resources and improved cost efficiencies.  The Company expects substantially all one-time restructuring related costs to be incurred by March 31, 2016 and does not expect these costs to materially affect its cash flows or results of operations.

Type of Restructuring Cost	Location in the Statement of Operations	Year Ended December 31, 2015	Year Ended December 31, 2014

Severance and Benefit Costs	Operating Expenses – General and Administrative	$523,487	$-

The following table summarizes the Company's restructuring costs:

Restructuring Liability at January 1, 2015	$-
Additions	523,487
Settlements	(490,994)
Revisions	-
Restructuring Liability at December 31, 2015	$32,493

NOTE 17     EMPLOYEE BENEFIT PLANS

In 2009, the Company adopted a defined contribution 401(k) plan for substantially all of its employees.  The plan provides for Company matching of employee contributions to the plan.  During 2015, 2014 and 2013, the Company provided a match contribution equal to 100% of an eligible employee's deferral contribution, up to 8% of the employee's earnings up to the maximum allowable amount.  The Company contributed approximately $279,000, $269,000 and $240,000 to the 401(k) plan for the years ended December 31, 2015, 2014 and 2013, respectively.

SUPPLEMENTAL OIL AND GAS INFORMATION
(UNAUDITED)

Oil and Natural Gas Exploration and Production Activities

Oil and gas sales reflect the market prices of net production sold or transferred with appropriate adjustments for royalties, net profits interest, and other contractual provisions.  Production expenses include lifting costs incurred to operate and maintain productive wells and related equipment including such costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed.  Production taxes include production and severance taxes. Depletion of crude oil and natural gas properties relates to capitalized costs incurred in acquisition, exploration, and development activities.  Results of operations do not include interest expense and general corporate amounts.  The results of operations for the Company's crude oil and natural gas production activities are provided in the Company's related statements of income.

Costs Incurred and Capitalized Costs

The costs incurred in crude oil and natural gas acquisition, exploration and development activities are highlighted in the table below.

	Year Ended December 31,
	2015	2014	2013
Costs Incurred for the Year:
Proved Property Acquisition and Other	$9,068,139	$29,838,482	$29,404,632
Unproved Property Acquisition	3,346,214	27,561,901	20,207,844
Development	116,255,535	479,472,251	389,491,634
Total	$128,669,888	$536,872,634	$439,104,110

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.  The following is a summary of capitalized costs excluded from depletion at December 31, 2015 by year incurred.

	Year Ended December 31,
	2015	2014	2013	Prior Years
Property Acquisition	$1,020,769	$5,537,321	$2,385,212	$1,064,227
Development	-	-	-	-
Total	$1,020,769	$5,537,321	$2,385,212	$1,064,227

Oil and Natural Gas Reserves and Related Financial Data

Information with respect to the Company's crude oil and natural gas producing activities is presented in the following tables.  Reserve quantities, as well as certain information regarding future production and discounted cash flows, were determined by Ryder Scott Company, independent petroleum consultants based on information provided by the Company.

Oil and Natural Gas Reserve Data

The following tables present the Company's independent petroleum consultants' estimates of its proved crude oil and natural gas reserves.  The Company emphasizes that reserves are approximations and are expected to change as additional information becomes available.  Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

	Natural Gas	Oil
	(MCF)	(BBLS)
Proved Developed and Undeveloped Reserves at December 31, 2012	41,278,129	60,714,281

Revisions of Previous Estimates	(8,634,689)	(12,749,049)
Extensions, Discoveries and Other Additions	20,096,944	31,880,594
Production	(2,572,251)	(4,046,701)

Proved Developed and Undeveloped Reserves at December 31, 2013	50,168,133	75,799,125

Revisions of Previous Estimates	2,465,251	(11,397,088)
Extensions, Discoveries and Other Additions	21,984,514	29,662,181
Production	(3,682,781)	(5,150,913)

Proved Developed and Undeveloped Reserves at December 31, 2014	70,935,117	88,913,305

Revisions of Previous Estimates	(23,552,809)	(36,277,018)
Extensions, Discoveries and Other Additions	8,170,259	9,346,864
Production	(4,651,583)	(5,168,687)

Proved Developed and Undeveloped Reserves at December 31, 2015	50,900,984	56,814,464

Proved Developed Reserves:
December 31, 2012	17,350,166	27,345,824
December 31, 2013	20,642,967	32,043,405
December 31, 2014	38,277,770	44,666,408
December 31, 2015	33,619,954	36,573,821
Proved Undeveloped Reserves:
December 31, 2012	23,927,963	33,368,457
December 31, 2013	29,525,166	43,755,720
December 31, 2014	32,657,347	44,246,897
December 31, 2015	17,281,030	20,240,643

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

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating proved crude oil and natural gas were prepared in accordance with the provisions of ASC 932-235-555. Future cash inflows were computed by applying average prices of crude oil and natural gas for the last 12 months to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.  Future income tax expenses were calculated by applying appropriate year end tax rates to future pretax cash flows relating to proved crude oil and natural gas reserves, less the tax basis of properties involved and tax credits and loss carry forwards relating to crude oil and natural gas producing activities.  Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company's crude oil and natural gas reserves.

	Year Ended December 31,
	2015	2014	2013
Future Cash Inflows	$2,470,707,712	$7,912,622,500	$6,932,701,500
Future Production Costs	(981,256,096)	(2,281,320,000)	(2,093,282,688)
Future Development Costs	(356,401,888)	(1,453,562,125)	(1,281,664,750)
Future Income Tax Expense	(5,740,623)	(1,058,511,086)	(952,120,002)
Future Net Cash Inflows	$1,127,309,105	$3,119,229,289	$2,605,634,060

10% Annual Discount for Estimated Timing of Cash Flows	(552,510,342)	(1,713,849,746)	(1,381,267,234)

Standardized Measure of Discounted Future Net Cash Flows	$574,798,763	$1,405,379,543	$1,224,366,826

The twelve month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company's reserves.  The price of other liquids is included in natural gas.  The prices for the Company's reserve estimates were as follows:

	Natural Gas	Oil
	MCF	Bbl
December 31, 2015	$1.63	$42.03
December 31, 2014	$7.37	$83.11
December 31, 2013	$5.23	$88.00

The expected tax benefits to be realized from utilization of the net operating loss and tax credit carryforwards are used in the computation of future income tax cash flows.  As a result of available net operating loss carryforwards and the remaining tax basis of its assets at December 31, 2015, the Company's future income taxes were significantly reduced.

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum follow:

	Year Ended December 31,
	2015	2014	2013
Beginning of Period	$1,405,379,543	$1,224,366,826	$1,041,354,794
Sales of Oil and Natural Gas Produced, Net of Production Costs	(128,964,023)	(330,395,323)	(292,369,010)
Extensions and Discoveries	96,770,078	567,026,734	640,467,848
Previously Estimated Development Cost Incurred During the Period	114,208,095	205,125,299	139,069,899
Net Change of Prices and Production Costs	(1,384,474,928)	(52,577,882)	16,693,046
Change in Future Development Costs	235,578,690	(64,185,447)	45,583,609
Revisions of Quantity and Timing Estimates	(363,975,445)	(326,674,460)	(454,395,244)
Accretion of Discount	170,222,344	152,128,992	128,740,632
Change in Income Taxes	295,949,531	(79,196)	(50,871,552)
Other	134,104,878	30,644,000	10,092,804
End of Period	$574,798,763	$1,405,379,543	$1,224,366,826

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years end December 31, 2015 and 2014 is as follows:
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2015
Total Revenues	$76,124,638	$40,863,194	$101,156,552	$56,913,029
Gains (Losses) on Derivative Instruments, Net	25,663,283	(22,211,048)	51,366,762	17,563,910
Operating Expenses	429,607,005	343,402,927	408,323,554	213,112,194
Impairment	360,428,962	281,964,097	354,422,654	167,143,533
Income (Loss) from Operations	(353,482,367)	(302,539,733)	(307,167,002)	(156,199,165)
Other Income (Expense)	(11,736,205)	(14,387,494)	(16,152,574)	(16,114,205)
Income Tax Provision (Benefit)	(135,480,000)	(66,866,610)	(77,544)	(50)
Net Income (Loss)	(229,738,572)	(250,060,617)	(323,242,032)	(172,313,320)
Net Income (Loss) Per Common Share – Basic	(3.79)	(4.12)	(5.33)	(2.84)
Net Income (Loss) Per Common Share – Diluted	(3.79)	(4.12)	(5.33)	(2.84)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2014
Total Revenues	$82,125,307	$74,602,013	$180,777,489	$257,521,933
Gains (Losses) on Derivative Instruments, Net	(14,677,663)	(46,556,303)	61,583,301	163,063,280
Operating Expenses	61,567,241	71,439,778	77,130,955	79,717,511
Income from Operations	20,558,066	3,162,235	103,646,534	177,804,422
Other Income (Expense)	(9,868,303)	(10,324,685)	(10,611,224)	(11,254,100)
Income Tax Provision (Benefit)	4,100,000	(2,750,000)	35,050,000	62,967,000
Net Income (Loss)	6,589,763	(4,412,450)	57,985,310	103,583,322
Net Income (Loss) Per Common Share – Basic	0.11	(0.07)	0.96	1.71
Net Income (Loss) Per Common Share – Diluted	0.11	(0.07)	0.95	1.71