Form 10-Q
period 2016-09-30
NORTHERN OIL & GAS, INC.
filed 2016-11-09
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, there were 63,029,971 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

September 30, 2016

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,319,021	$3,390,389
Trade Receivables, Net	32,856,099	51,445,026
Advances to Operators	1,733,051	1,689,879
Prepaid and Other Expenses	1,200,717	892,867
Derivative Instruments	7,212,947	64,611,558
Total Current Assets	46,321,835	122,029,719

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	2,392,372,802	2,336,757,089
Unproved	4,822,789	10,007,529
Other Property and Equipment	1,871,314	1,837,469
Total Property and Equipment	2,399,066,905	2,348,602,087
Less – Accumulated Depreciation, Depletion and Impairment	(2,043,702,564)	(1,759,281,704)
Total Property and Equipment, Net	355,364,341	589,320,383

Derivative Instruments	20,166	—
Deferred Income Taxes (Note 9)	—	—
Other Noncurrent Assets, Net	8,665,794	10,080,846

Total Assets	$410,372,136	$721,430,948

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$47,759,558	$65,319,170
Accrued Expenses	5,201,185	7,893,975
Accrued Interest	18,670,814	4,713,232
Derivative Instruments	707,703	—
Asset Retirement Obligations	243,698	188,770
Total Current Liabilities	72,582,958	78,115,147

Long-term Debt, Net	807,788,710	835,290,329
Derivative Instruments	49,153	—
Asset Retirement Obligations	6,011,773	5,627,586

Total Liabilities	$886,432,594	$919,033,062

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	—	—
Common Stock, Par Value $.001; 142,500,000 Authorized (9/30/2016 – 63,029,971 Shares Outstanding and 12/31/2015 – 63,120,384 Shares Outstanding)	63,030	63,120
Additional Paid-In Capital	442,926,076	440,221,018
Retained Deficit	(919,049,564)	(637,886,252)
Total Stockholders’ Deficit	(476,060,458)	(197,602,114)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$410,372,136	$721,430,948
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Oil and Gas Sales	$41,719,194	$49,779,903	$112,614,382	$163,298,384
Gain (Loss) on Derivative Instruments, Net	3,381,564	51,366,762	(3,677,502)	54,818,997
Other Revenue	8,650	9,887	22,989	27,004
Total Revenues	45,109,408	101,156,552	108,959,869	218,144,385

OPERATING EXPENSES
Production Expenses	10,920,651	12,567,423	33,961,883	40,331,314
Production Taxes	4,045,291	5,048,227	11,032,903	17,333,123
General and Administrative Expense	2,098,293	4,614,771	11,021,970	13,224,012
Depletion, Depreciation, Amortization and Accretion	13,698,020	31,670,479	47,720,972	113,629,323
Impairment of Oil and Natural Gas Properties	43,820,791	354,422,654	237,012,834	996,815,713
Total Expenses	74,583,046	408,323,554	340,750,562	1,181,333,485

LOSS FROM OPERATIONS	(29,473,638)	(307,167,002)	(231,790,693)	(963,189,100)

OTHER INCOME (EXPENSE)
Interest Expense, Net of Capitalization	(16,145,440)	(16,154,160)	(48,290,447)	(42,278,400)
Write-off of Debt Issuance Costs	—	—	(1,089,507)	—
Other Income	183	1,586	7,337	2,128
Total Other Income (Expense)	(16,145,257)	(16,152,574)	(49,372,617)	(42,276,272)

LOSS BEFORE INCOME TAXES	(45,618,895)	(323,319,576)	(281,163,310)	(1,005,465,372)

INCOME TAX BENEFIT	—	(77,544)	—	(202,424,154)

NET LOSS	$(45,618,895)	$(323,242,032)	$(281,163,310)	$(803,041,218)

Net Loss Per Common Share – Basic	$(0.74)	$(5.33)	$(4.60)	$(13.25)
Net Loss Per Common Share – Diluted	$(0.74)	$(5.33)	$(4.60)	$(13.25)
Weighted Average Shares Outstanding – Basic	61,237,627	60,679,257	61,127,577	60,627,142
Weighted Average Shares Outstanding – Diluted	61,237,627	60,679,257	61,127,577	60,627,142
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(281,163,310)	$(803,041,218)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	47,720,972	113,629,323
Amortization of Debt Issuance Costs	2,879,164	2,674,927
Write-off of Debt Issuance Costs	1,089,507	—
Amortization/Accretion of 8% Senior Notes Premium/Discount	373,277	(376,315)
Deferred Income Taxes	—	(202,350,555)
Loss on the Mark-to-Market of Derivative Instruments	58,135,302	59,115,913
Amortization of Deferred Rent	—	(8,548)
Share-Based Compensation Expense	2,508,003	2,911,715
Impairment of Oil and Natural Gas Properties	237,012,834	996,815,713
Other	442,848	975,556
Changes in Working Capital and Other Items:
Trade Receivables, Net	18,588,927	(5,361,872)
Prepaid Expenses and Other	(307,849)	24,395
Accounts Payable	(873,647)	(4,450,439)
Accrued Interest	13,835,754	15,007,861
Accrued Expenses	(2,493,580)	(688,101)
Asset Retirement Obligations	(29,498)	(57,345)
Net Cash Provided by Operating Activities	97,718,704	174,821,010

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Natural Gas Properties and Development Capital Expenditures, Net	(66,931,194)	(233,364,628)
Proceeds from Sale of Oil, Natural Gas, and Other Properties	955,448	160,944
Purchases of Other Property and Equipment	(58,480)	(20,859)
Net Cash Used for Investing Activities	(66,034,226)	(233,224,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	29,000,000	140,000,000
Repayments on Revolving Credit Facility	(59,000,000)	(268,000,000)
Debt Issuance Costs Paid	(428,515)	(5,687,108)
Issuance of Senior Unsecured Notes	—	190,000,000
Repurchase of Common Stock – Tax Obligations	(1,327,331)	(204,613)
Net Cash (Used for) Provided by Financing Activities	(31,755,846)	56,108,279

NET DECREASE IN CASH AND CASH EQUIVALENTS	(71,368)	(2,295,254)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	3,390,389	9,337,512

CASH AND CASH EQUIVALENTS – END OF PERIOD	$3,319,021	$7,042,258
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$31,320,249	$25,412,729
Cash Paid During the Period for Income Taxes	$—	$3,303,945
Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	$42,834,450	$92,962,284
Capitalized Asset Retirement Obligations	$180,302	$364,913
Non-Cash Compensation Capitalized on Oil and Gas Properties	$882,234	$465,198
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of September 30, 2016, approximately 77% of Northern’s 156,074 total net acres were developed.

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

Reclassifications

Certain prior period balances in the condensed balance sheets have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net loss, cash flows or stockholders’ deficit previously reported.

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

As of September 30, 2016 and December 31, 2015, the Company included accounts receivable of $6.8 million in Other Noncurrent Assets, Net due to their long-term nature.

The allowance for doubtful accounts at September 30, 2016 and December 31, 2015 was $4.9 million and $4.5 million, respectively.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets. Depreciation expense was $50,652 and $74,469 for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense was $155,813 and $229,694 for the nine months ended September 30, 2016 and 2015, respectively.

Oil and Gas Properties

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the three and nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Capitalized Certain Payroll and Other Internal Costs	$239,132	$520,046	$1,674,015	$1,500,734
Capitalized Interest Costs	79,805	311,739	289,409	1,270,420
Total	$318,937	$831,785	$1,963,424	$2,771,154

As of September 30, 2016, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  There were no property sales in the nine months ended September 30, 2016 and 2015 that resulted in a significant alteration.

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

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties, the Company recorded non-cash ceiling test impairments for the three months ended September 30, 2016 and 2015 of $43.8 million and $354.4 million, respectively. The Company recorded non-cash ceiling test impairments for the nine months ended September 30, 2016 and 2015 of $237.0 million and $996.8 million, respectively.  The impairment charges affected our reported net income but did not reduce our cash flow. Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have stabilized or recovered long enough to stabilize or increase the trailing twelve-month average price used in the ceiling calculation.  In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method.   Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate.  The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. For the three months ended September 30, 2016 and 2015, the Company transferred into the full cost pool costs related to expired leases of $5.2 million and $6.4 million, respectively.  For the nine months ended September 30, 2016 and 2015, the Company transferred into the full cost pool costs related to expired leases of $10.5 million and $15.3 million, respectively.

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

Debt Issuance Costs

Deferred financing costs include origination, legal and other fees to issue debt in connection with the Company’s credit facility and senior unsecured notes.  These debt issuance costs are being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method (see Note 4). The amortization of debt issuance costs for the three months ended September 30, 2016 and 2015 was $0.9 million and $1.0 million, respectively. The amortization of debt issuance costs for the nine months ended September 30, 2016 and 2015 was $2.9 million and $2.7 million, respectively.

During the three and nine months ended September 30, 2016, $0 and $1.1 million, respectively, of debt issuance costs were written-off as a result of a reduction in the borrowing base of the Revolving Credit Facility, which became effective in May 2016 and was due to the impact that lower commodity prices had on our oil and gas reserve valuation. There were no debt issuance costs written-off during the three and nine months ended September 30, 2015.

As a result of the adoption of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), the Company reclassified unamortized debt issuance costs associated with its 8% Senior Notes, which totaled $12.5 million as of December 31, 2015, from "Debt Issuance Costs, Net" to a reduction of "Long-term Debt" on the balance sheets. Adoption of ASU 2015-03 had no impact on the Company's current and previously reported stockholders' deficit, results of operations, or cash flows. Unamortized debt issuance costs associated with the Company's revolving credit facility, which amounted to $1.9 million and $3.3 million as of September 30, 2016 and December 31, 2015, respectively, were not reclassified and remain reflected in "Other Noncurrent Assets, Net" on the condensed balance sheets.

Bond Premium/Discount on Senior Notes

On May 13, 2013, the Company recorded a bond premium of $10.5 million in connection with the 8.000% Senior Notes Due 2020 (see Note 4).  This bond premium is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.  The amortization of the bond premium for the three and nine months ended September 30, 2016 and 2015 was $0.4 million and $1.1 million in each period.

On May 18, 2015, the Company recorded a bond discount of $10.0 million in connection with the 8.000% Senior Notes Due 2020 (see Note 4).  This bond discount is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method. The amortization of the bond discount for the three months ended September 30, 2016 and 2015 was $0.5 million and $0.5 million, respectively.  The amortization of the bond discount for the nine months ended September 30, 2016 and 2015 was $1.5 million and $0.7 million, respectively.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  For the three and nine months ended September 30, 2016 and 2015, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

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

Restructuring Costs

The Company accounts for restructuring costs in accordance with FASB ASC Topic 420 “Exit or Disposal Cost Obligations.”  Under these standards, the costs associated with restructuring are recorded during the period in which the liability is incurred.  During the three and nine months ended September 30, 2015, we recognized $0.5 million in restructuring costs for employee severance and related benefit costs incurred as part of a reduction in workforce and the closing of our Denver office, which includes $0.1 million of non-cash expense related to acceleration of certain equity awards previously granted under our 2013 Incentive Plan.

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

Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the three-year period ended September 30, 2016, driven primarily by the full cost ceiling impairments over that period.  Additionally, the Company’s revenue, profitability and future growth are substantially dependent upon prevailing and future prices for oil and natural gas.  The markets for these commodities continue to be volatile.  Changes in oil and natural gas prices have a significant impact on the value of the Company’s reserves and on its cash flows.  Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas and a variety of additional factors that are beyond the Company’s control.  Due to these factors, management has placed a lower weight on the prospect of future earnings in its overall analysis of the valuation allowance.

In determining whether to establish a valuation allowance on the Company’s deferred tax assets, management concluded that the objectively verifiable evidence of cumulative negative earnings for the three-year period ended September 30, 2016, is difficult to overcome with any forms of positive evidence that may exist.  Accordingly, the valuation allowance against the Company’s deferred tax asset at September 30, 2016 and December 31, 2015 was $336.3 million and $232.3 million, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted Average Common Shares Outstanding – Basic	61,237,627	60,679,257	61,127,577	60,627,142
Plus: Potentially Dilutive Common Shares Including Stock Options and Restricted Stock	—	—	—	—
Weighted Average Common Shares Outstanding – Diluted	61,237,627	60,679,257	61,127,577	60,627,142

Restricted Stock and Stock Options Excluded From EPS Due To The Anti-Dilutive Effect	574,862	150,428	885,200	173,763

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

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying condensed statements of operations from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.  Development capital expenditures and purchases of properties that were in accounts payable and not yet paid in cash at September 30, 2016 and December 31, 2015 were approximately $42.8 million and $59.5 million, respectively.

Acquisitions

For the nine months ended September 30, 2016, the Company acquired approximately 1,645 net acres, for an average cost of approximately $2,965 per net acre, in its key prospect areas in the form of effective leases.

For the nine months ended September 30, 2015, the Company acquired approximately 3,157 net acres, for an average cost of approximately $1,065 per net acre, in its key prospect areas in the form of effective leases.

Unproved Properties

Unproved properties not subject to depletion comprise approximately 28,858 net acres and 38,003 net acres of undeveloped leasehold interests at September 30, 2016 and December 31, 2015, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves. Once a property is classified as proved, all associated acreage and drilling costs are subject to depletion.

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

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others; intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  For the nine months ended September 30, 2016 and 2015, the Company included in the pool of cost subject to depletion $6.4 million and $32.4 million, respectively, for unproved property costs related to expiring leases.

NOTE 4     LONG-TERM DEBT

The Company's long-term debt consists of the following:

	September 30, 2016
	Long-term Debt	Debt Issuance Costs, Net	Long-term Debt, Net
8% Senior Notes	$698,178,106	$(10,389,396)	$687,788,710
Revolving Credit Facility(1)	120,000,000	—	120,000,000
Total	$818,178,106	$(10,389,396)	$807,788,710

	December 31, 2015
	Long-term Debt	Debt Issuance Costs, Net	Long-term Debt, Net
8% Senior Notes	$697,804,829	$(12,514,500)	$685,290,329
Revolving Credit Facility(1)	150,000,000	—	150,000,000
Total	$847,804,829	$(12,514,500)	$835,290,329
_____________

(1)	Debt issuance costs related to our revolving credit facility are recorded in "Other Noncurrent Assets, Net" on the condensed balance sheets

Revolving Credit Facility

In February 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced its previous revolving credit facility with a syndicated facility.  The Revolving Credit Facility, which is secured by substantially all of the Company’s assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At September 30, 2016, the facility amount was $750 million, the borrowing base was $350 million and there was a $120 million outstanding balance, leaving $230 million of borrowing capacity available under the facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for unscheduled event-driven redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined in the credit agreement) plus a spread ranging from 1.0% to 2.0% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined in the credit agreement) plus a spread ranging from 2.0% to 3.0%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At September 30, 2016, the commitment fee was 0.375% and the interest rate margin was 2.25% on LIBOR loans and 1.25% on base rate loans.  At September 30, 2016, the Company had a borrowing base of $350 million with $120.0 million of LIBOR loans issued under the Revolving Credit Facility at a weighted average interest rate of 2.78%.

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of its business or operations, merge, consolidate, make investments, or maintain excess cash liquidity.  In addition, the Company is required to maintain a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0, a ratio of secured debt to EBITDAX (as defined in the credit agreement) of no greater than 2.5 to 1.0 and a ratio of EBITDAX (as defined in the credit agreement) to interest expense (as defined in the credit agreement) of no less than 2.5 to 1.0 (through September 30, 2016). The Company was in compliance with the financial covenants of the Revolving Credit Facility at September 30, 2016. The minimum ratio of EBITDAX to interest expense that the Company is required to maintain begins stepping down with the quarter ending December 31, 2016, through the quarter ending March 31, 2018. The schedule of the minimum ratio of EBITDAX to interest expense the Company is required to maintain is as follows:

Measurement Period	Minimum ratio of EBITDAX to Interest Expense
12 months ending December 31, 2016	1.75 to 1.00
12 months ending March 31, 2017	1.50 to 1.00
12 months ending June 30, 2017	1.25 to 1.00
12 months ending September 30, 2017	1.25 to 1.00
12 months ending December 31, 2017	1.00 to 1.00
12 months ending March 31, 2018	1.00 to 1.00
12 months ending June 30, 2018 and beyond	2.50 to 1.00

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

Common Stock

The following is a schedule of changes in the number of shares of common stock outstanding during the nine months ended September 30, 2016 and the year ended December 31, 2015:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Beginning Balance	63,120,384	61,066,712
Restricted Stock Grants (Note 6)	1,846,777	2,112,998
Other Surrenders	(342,648)	(57,929)
Other	(1,594,542)	(1,397)
Ending Balance	63,029,971	63,120,384

2016 Activity

During the nine months ended September 30, 2016, 342,648 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $1.3 million, which is based on the market prices on the dates the shares were surrendered.

On August 15, 2016, 1,530,796 shares of common stock were forfeited in connection with the termination of the employment of the Company’s former chief executive officer. The total amount of share-based compensation expense that was reversed in connection with the termination was approximately $1.8 million.

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the three and nine months ended September 30, 2016 and September 30, 2015, the Company did not repurchase shares of its common stock under the stock repurchase program.  The Company’s accounting policy upon the repurchase of shares is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-In Capital.

NOTE 6     STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

The Company maintains its 2013 Incentive Plan (the “2013 Plan”) to provide a means whereby the Company may be able, by granting equity and other types of awards, to attract, retain and motivate capable and loyal employees, non-employee directors, consultants and advisors of the Company, for the benefit of the Company and its shareholders.  In May 2016, the Company’s shareholders approved an amendment to the 2013 Plan to increase the number of shares available for awards under the 2013 Plan by 1.6 million shares. As of September 30, 2016, there were 3,479,245 shares available for future awards under the 2013 Plan.

Restricted Stock Awards

During the nine months ended September 30, 2016, the Company issued 1,846,777 restricted shares of common stock under the 2013 Plan as compensation to officers, employees and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than March 2019.  As of September 30, 2016, there was approximately $5.1 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over a weighted-average period of approximately 2.3 years.  The Company has assumed a zero percent forfeiture rate for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
	Number of Shares	Weighted-Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at Beginning of Period	2,365,396	$7.15
Shares Granted	1,846,777	4.03
Lapse of Restrictions	(827,014)	7.56
Shares Forfeited	(1,594,542)	4.67
Restricted Shares Outstanding at End of Period	1,790,617	$5.03

Stock Option Awards

On February 12, 2016, the board of directors granted options to purchase 250,000 shares of the Company’s common stock under the Company’s 2013 Plan.  The Company granted options to purchase 250,000 shares of the Company’s common stock to one of its board members in connection with his appointment as chairman of the board of directors in January 2016.  These options were granted with an exercise price of $2.79 per share and were fully vested on the grant date.  As a result of the options being fully vested on the grant date, the Company recorded share-based compensation expense of $0.4 million for the nine months ended September 30, 2016.

	Stock Option Awards	Weighted-Average Exercise Price	Weighted Average Contractual Term
Outstanding as of December 31, 2015	141,872	$5.18	1.8
Granted	250,000	2.79
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Outstanding as of September 30, 2016(1)	391,872	$3.66	3.2
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

Performance Equity Awards

The Company has granted performance equity awards under its 2016 Long Term Incentive Program to certain officers.  The awards are subject to a market condition, which is based on a comparison of the Company versus a defined peer group with respect to year-over-year change in average stock price from 2015 to 2016.  Depending on the Company’s stock price performance relative to the defined peer group, the award recipients will earn between 0% and 150% of their 2016 base salaries in the form of awards expected to be settled in restricted shares of the Company’s common stock that will vest over a three-year service-based period beginning in 2017.

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

The maximum value of the awards issuable if all participants earned the maximum award would total $1.7 million.  For the three and nine months ended September 30, 2016 and 2015, the Company recorded $0.0 million and $0.2 million, respectively, and $0.2 million and $0.3 million, respectively, of compensation expense in connection with these performance awards.

NOTE 7     RELATED PARTY TRANSACTIONS

Michael Frantz, a member of the Company’s board of directors since August 2016, is the Vice President, Investments of TRT Holdings, Inc. TRT Holdings and its affiliates (collectively, “TRT”) are significant common stockholders of the Company and also a holder of the Company’s 8% senior unsecured notes, due 2020 (the “Notes”). The Company believes TRT owned in excess of $200 million of the Notes at September 30, 2016. The principal amounts of any Notes held by TRT are included in the Company’s long-term debt balances, and the Company’s interest expense includes interest attributable to any Notes held by TRT.

All transactions involving related parties are approved or ratified by the Company’s Audit Committee.

NOTE 8     COMMITMENTS & CONTINGENCIES

Litigation

The Company is engaged in various proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to, court rulings, negotiations between affected parties and governmental intervention.  Based upon the information available to the Company and discussions with legal counsel, it is the Company’s opinion that the outcome of the various legal actions and claims that are incidental to its business will not have a material impact on the Company's financial position, results of operations or cash flows.  Such matters, however, are subject to many uncertainties, and the outcome of any matter is not predictable with assurance.

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

On August 16, 2016, Michael Reger filed a complaint against the Company in the State of Minnesota, Fourth Judicial District, alleging breach of contract and defamation in connection with the Company's termination of Mr. Reger's employment as chief executive officer on August 15, 2016. Mr. Reger's complaint alleges that the Company breached his employment agreement by, among other things, purporting to terminate him for cause, removing him from the Company's board of directors based on such termination, and denying him payments and other benefits to which he alleges that he is entitled under the employment agreement (including payments and benefits in connection with a termination without cause). Mr. Reger is seeking unspecified damages, an order reinstating him to the Company's board of directors, and other equitable relief. Among other damages that Mr. Reger may seek, including damages for defamation, the Company expects him to seek benefits to which he alleges he should have been entitled for a termination without cause, which may have included at least $1.6 million in cash severance and the immediate vesting of 1,530,796 shares of restricted stock held by Mr. Reger at the time of his termination.

On August 18, 2016, plaintiff Jeffrey Fries, individually and on behalf of all others similarly situated, filed a class action complaint in the United States District Court for the Southern District of New York against our Company, Michael Reger (our former chief executive officer), and Thomas Stoelk (our chief financial officer and interim chief executive officer) as defendants. The complaint purports to bring a federal securities class action on behalf of the class of persons who acquired the Company's securities between March 1, 2013 and August 15, 2016, and seeks to recover damages caused by defendants' alleged violations of federal securities laws and to pursue remedies under Sections 10(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

NOTE 9     INCOME TAXES

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates.  A valuation allowance for the Company’s deferred tax assets is established if, in management’s opinion, it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors.  At September 30, 2016, a valuation allowance of $336.3 million had been provided for our net deferred tax assets based on the uncertainty regarding whether these assets may be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The income tax provision (benefit) for the three and nine months ended September 30, 2016 and 2015 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current Income Tax Benefit	$—	$(77,544)	$—	$(73,599)
Deferred Income Tax Benefit
Federal	(16,252,000)	(116,171,555)	(95,001,000)	(360,106,555)
State	(1,466,000)	(3,964,000)	(9,005,000)	(12,287,000)
Valuation Allowance	17,718,000	120,135,555	104,006,000	170,043,000
Total Income Tax Benefit	$—	$(77,544)	$—	$(202,424,154)

Income tax provision (benefit) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any unusual or infrequently occurring items that are recorded in the interim period.  The provision for the three and nine month periods ended September 30, 2016, presented above, differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes.  The lower effective tax rate in 2016 relates to the valuation allowance placed on the net deferred tax assets in the second quarter of 2015, in addition to state income taxes and estimated permanent differences.  The higher effective tax rate in 2015 relates to the addition of state income taxes and estimated permanent differences.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the nine months ended September 30, 2016 and 2015, the Company did not recognize any interest or penalties in its condensed statements of operations, nor did it have any interest or penalties accrued in its condensed balance sheet at September 30, 2016 and December 31, 2015 relating to unrecognized benefits.

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

	Fair Value Measurements at September 30, 2016 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps and swaptions)	$—	$7,212,947	$—
Commodity Derivatives – Non-Current Asset (crude oil swaps)	—	20,166	—
Commodity Derivatives – Current Liability (crude oil swaps)	—	(707,703)	—
Commodity Derivatives – Non-Current Liability (crude oil swaps)		(49,153)
Total	$—	$6,476,257	$—

	Fair Value Measurements at December 31, 2015 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps)	$—	$64,611,558	$—

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

The carrying amount of the Company’s long-term debt reported in the condensed balance sheet at September 30, 2016 is $807.8 million, which includes $687.8 million of senior unsecured notes including a net discount of $1.8 million and $120.0 million of borrowings under the Company’s revolving credit facility (see Note 4).  The fair value of the Company’s senior unsecured notes, which are publicly traded, is $532.8 million at September 30, 2016.  The Company’s revolving credit facility approximates its fair value because of its floating rate structure.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred during the nine months ended September 30, 2016 were approximately $0.2 million.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the nine months ended September 30, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash Received on Derivatives (1)	$9,027,150	$42,958,080	$54,457,800	$113,934,910
Non-Cash Gain (Loss) on Derivatives	(5,645,586)	8,408,682	(58,135,302)	(59,115,913)
Gain (Loss) on Derivative Instruments, Net	$3,381,564	$51,366,762	$(3,677,502)	$54,818,997
___________________

(1)
Net cash receipts for crude oil collars for the nine month periods ended September 30, 2015 include approximately $202,000 of proceeds received from crude oil derivative contracts that were settled in the second quarter of 2015 prior to their contractual maturities.

The Company has master netting agreements on individual crude oil contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

The following table reflects open commodity swap contracts as of September 30, 2016, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price ($)
Swaps-Crude Oil
10/01/16 – 12/31/16	90,000	65.00
10/01/16 – 12/31/16	90,000	64.93
10/01/16 – 12/31/16	45,000	65.00
10/01/16 – 12/31/16	90,000	65.00
10/01/16 – 12/31/16	90,000	64.93
10/01/16 – 12/31/16	45,000	65.30
01/01/17 – 06/30/17	360,000	50.00
01/01/17 – 06/30/17	180,000	50.01
01/01/17 – 06/30/17	180,000	49.99
01/01/17 – 06/30/17 (1)	60,000	55.20
07/01/17 – 12/31/17	240,000	52.75
07/01/17 – 12/31/17	120,000	51.75

(1)
The Company has entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for an additional six-month period.  Options covering a notional volume of 10,000 barrels per month are exercisable on or about June 30, 2017.  If the counterparties exercise all such options, the notional volume of the Company’s existing crude oil derivative contracts will increase by 10,000 barrels per month at an average price of $55.20 per barrel for each month during the period July 1, 2017 through December 31, 2017.

The following table reflects the weighted average price of open commodity swap derivative contracts as of September 30, 2016, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2016	450,000	65.00
2017	1,140,000	51.04
2018 and beyond	—	—

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at September 30, 2016 and December 31, 2015, respectively.  Certain amounts may be presented on a net basis on the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

Type of Crude Oil Contract	Balance Sheet Location	September 30, 2016 Estimated Fair Value	December 31, 2015 Estimated Fair Value
Derivative Assets:
Swap and Swaption Contracts	Current Assets	$7,212,947	$64,611,558
Swap Contracts	Non-Current Assets	20,166	—
Total Derivative Assets		$7,233,113	$64,611,558

Derivative Liabilities:
Swap Contracts	Current Liabilities	$(707,703)	$—
Swap Contracts	Non-Current Liabilities	(49,153)	—
Total Derivative Liabilities		$(756,856)	$—

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

	Estimated Fair Value at September 30, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$7,528,105	$(315,158)	$7,212,947
Non-Current Assets	20,166	—	20,166
Total Derivative Assets	$7,548,271	$(315,158)	$7,233,113

Offsetting of Derivative Liabilities:
Current Liabilities	$(1,022,861)	$315,158	$(707,703)
Non-Current Liabilities	(49,153)	—	(49,153)
Total Derivative Liabilities	$(1,072,014)	$315,158	$(756,856)

	Estimated Fair Value at December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$64,611,558	$—	$64,611,558

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with counterparties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of September 30, 2016.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at September 30, 2016 and December 31, 2015.

NOTE 12    RESTRUCTURING COSTS

In September 2015, we restructured certain of our operations in response to the current oil and gas commodity environment.  These changes, which included a reduction in workforce, are expected to result in better utilization of our resources and improved cost efficiencies.  At September 30, 2016, there were no unpaid restructuring costs.

Type of Restructuring Cost	Location in the Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Severance and Benefit Costs	Operating Expenses – General and Administrative	$—	$523,487	$—	$523,487

The following table summarizes our restructuring costs:

Restructuring Liability at January 1, 2016	$32,493
Additions	—
Settlements	(32,493)
Revisions	—
Restructuring Liability at September 30, 2016	$—

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties, primarily in the Bakken and Three Forks formations within the Williston Basin in North Dakota and Montana.  We believe the location, size and concentration of our acreage position in one of North America’s leading unconventional oil-resource plays will provide drilling and development opportunities that result in significant long-term value.  Our primary focus is oil exploration and production through non-operated working interests in wells drilled and completed in spacing units that include our acreage.  Using this strategy, we had participated in 2,743 gross (208.9 net) producing wells as of September 30, 2016.

Our average daily production in the third quarter of 2016 was approximately 13,442 Boe per day, of which approximately 86% was oil. In light of the low commodity price environment, our annual capital expenditure budget declined over 76% in 2015 as compared to 2014. Our year-over-year production decline in the third quarter was driven by the significant decline in development activities in North Dakota during 2016 and 2015. As of October 24, 2016, there were 35 active rigs operating in North Dakota, which is a 49% drop in the number of active rigs as compared to the same date in 2015. The reduction in rig count has lowered the number of new well additions and this lower activity level has not been able to offset the natural decline of our production base. In the twelve-month period ended September 30, 2016, we added 8.0 net wells to production, which compares to 24.9 net wells added in the twelve-month period ended September 30, 2015. This lower level of well completions caused production levels in the third quarter of 2016 to be approximately 15% lower than the same period a year ago. During the nine months ended September 30, 2016, we participated in the drilling of 120 gross (5.6 net) wells that were completed and added to production.

As of September 30, 2016, we leased approximately 156,074 net acres, of which 100% were located in the Williston Basin of North Dakota and Montana.  During the quarter ended September 30, 2016, we acquired approximately 775 net mineral acres at an average cost of approximately $4,381 per net acre.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX WTI benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX WTI and the sales prices we receive for our oil production. Our oil price differential to the NYMEX WTI benchmark price during the third quarter of 2016 was $7.68 per barrel, as compared to $8.24 per barrel in the third quarter of 2015.  Our oil price differential to the NYMEX WTI benchmark price during the first nine months of 2016 was $8.47 per barrel, as compared to $10.72 per barrel in the first nine months of 2015.  Fluctuations in our oil price differential are due to several factors such as takeaway capacity relative to production levels in the Williston Basin and seasonal refinery maintenance temporarily depressing crude demand.  As the rail capacity continues to increase and planned pipeline expansions are completed, we believe the oil price differentials will improve.

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

Given the significant decline in oil and gas prices that began in the second half of 2014, drilling activity in the Williston Basin has significantly reduced.  North Dakota’s average rig count has dropped from 68 on October 18, 2015 to 35 on October 24, 2016.  The declines in drilling activity and commodity prices have recently lowered drilling costs.  During the first nine months of 2016, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $7.1 million, compared to $7.7 million for the wells we elected to participate in during 2015.

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

Prices for various quantities of natural gas, natural gas liquids (“NGLs”) and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for natural gas and oil for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	2015
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$2.79	$2.73
Oil (per Bbl)	$44.94	$46.50

	Nine Months Ended September 30,
	2016	2015
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$2.35	$2.76
Oil (per Bbl)	$41.53	$51.01
________________

(a)	Based on average NYMEX closing prices.

Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels.  Lower oil and gas prices not only decrease our revenues, but an extended decline in oil or gas prices has adversely affected our business and may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.  For the three-month period ended September 30, 2016, the average WTI NYMEX pricing was $44.94 per Bbl or 3% lower than the average NYMEX price per Bbl for the comparable period in 2015.  If the NYMEX prices remain at these depressed levels, our net revenue per Boe will decrease due to the lower average WTI NYMEX prices, as well as a reduced percentage of our oil production being hedged in 2016 as compared to 2015. At September 30, 2016, we have hedged 0.5 million barrels of oil at an average price of $65.00 per Bbl for the remainder of 2016 and 1.1 million barrels of oil at an average price of $51.04 per Bbl in 2017. Lower oil and gas prices may reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves that have been mortgaged to the lenders.

Results of Operations for the Three-Month Periods Ended September 30, 2016 and September 30, 2015

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended September 30,
	2016	2015	% Change
Net Production:
Oil (Bbl)	1,066,684	1,261,823	(15)%
Natural Gas and NGLs (Mcf)	1,020,143	1,174,721	(13)%
Total (Boe)	1,236,708	1,457,610	(15)%

Net Sales:
Oil Sales	$39,747,741	$48,280,061	(18)%
Natural Gas and NGL Sales	1,971,453	1,499,842	31%
Gain on Derivative Instruments, Net	3,381,564	51,366,762	(93)%
Other Revenue	8,650	9,887	(13)%
Total Revenues	45,109,408	101,156,552	(55)%

Average Sales Prices:
Oil (per Bbl)	$37.26	$38.26	(3)%
Effect of Gain on Settled Derivatives on Average Price (per Bbl)	8.46	34.04	(75)%
Oil Net of Settled Derivatives (per Bbl)	45.72	72.30	(37)%
Natural Gas and NGLs (per Mcf)	1.93	1.28	51%
Realized Price on a Boe Basis Including all Realized Derivative Settlements	41.03	63.62	(36)%

Operating Expenses:
Production Expenses	$10,920,651	$12,567,423	(13)%
Production Taxes	4,045,291	5,048,227	(20)%
General and Administrative Expense	2,098,293	4,614,771	(55)%
Depletion, Depreciation, Amortization and Accretion	13,698,020	31,670,479	(57)%

Costs and Expenses (per Boe):
Production Expenses	$8.83	$8.62	2%
Production Taxes	3.27	3.46	(5)%
General and Administrative Expense	1.70	3.17	(46)%
Depletion, Depreciation, Amortization and Accretion	11.08	21.72	(49)%
Net Producing Wells at Period End	208.9	201.9	3%

Oil and Natural Gas Sales

In the third quarter of 2016, oil, natural gas and NGL sales, excluding the effect of settled derivatives, decreased 16% as compared to the third quarter of 2015, driven by a 15% decrease in production and a 1% decrease in realized prices, excluding the effect of settled derivatives.  The lower average realized price in the third quarter of 2016 as compared to the same period in 2015, was principally driven by lower average NYMEX oil prices, which was partially offset by a lower oil price differential.  Oil price differential during the third quarter of 2016 was $7.68 per barrel, as compared to $8.24 per barrel in the third quarter of 2015.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas sales from existing wells.  In light of the low commodity price environment, we reduced our 2015 capital expenditure spending by 76% as compared to the prior year, which lowered the number of new wells placed into production. In 2016, our capital expenditure budget was further reduced to provide a better matching of discretionary cash flow with our capital spending. Although the per well productivity of our wells has improved, that was more than offset by the natural decline of oil and gas production in the third quarter of 2016 due to the lower number of new wells placed into production. In addition, certain of our operators shut-in production to protect surrounding wells while completion activities were occurring on new wells being drilled. Fewer new well additions coupled with these shut-in wells resulted in a production volume decrease of 15% when comparing the third quarter of 2016 to the third quarter of 2015.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production.  Our gain (loss) on derivative instruments, net was a gain of $3.4 million in the third quarter of 2016, compared to a gain of $51.4 million in the third quarter of 2015. Gain (loss) on derivative instruments, net is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period-end.

For the third quarter of 2016, we realized a gain on settled derivatives of $9.0 million, compared to a $43.0 million gain in the third quarter of 2015. The decrease in the gain on settled derivatives in the third quarter of 2016 as compared to the third quarter of 2015 was due to lower prices and fewer volumes hedged in the third quarter of 2016. During the third quarter of 2016, the derivative settlements included 450,000 barrels of oil at an average settlement price of $65.00 per barrel as compared to the third quarter of 2015 which included 990,000 barrels of oil at an average settlement price of $89.82 per barrel. Our average realized price (including all cash derivative settlements) in the third quarter of 2016 was $41.03 per Boe compared to $63.62 per Boe in the third quarter of 2015. The gain (loss) on settled derivatives increased our average realized price per Boe by $7.30 in the third quarter of 2016 and $29.47 in the third quarter of 2015.

Mark-to-market derivative gains and losses was a loss of $5.6 million in the third quarter of 2016, compared to a gain of $8.4 million in the third quarter of 2015. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Any gains on our derivatives are expected to be offset by lower wellhead revenues in the future, and any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2016, all of our derivative contracts were recorded at their fair value, which was a net asset of $6.5 million, a decrease of $58.1 million from the $64.6 million net asset recorded as of December 31, 2015. The decrease in the net asset at September 30, 2016 as compared to December 31, 2015 was primarily due to settlements of derivative instruments since December 31, 2015, which was partially offset by an increase in oil prices on the open oil derivative contracts.

Production Expenses

Production expenses were $10.9 million in the third quarter of 2016, compared to $12.6 million in the third quarter of 2015. On a per unit basis, production expenses increased from $8.62 per Boe in the third quarter of 2015 to $8.83 per Boe in the third quarter of 2016 due to a 15% decline in production levels over which fixed costs are spread, partially offset by a reduction in the aggregate dollar amount of production expenses. Although the total producing well count increased by 3%, aggregate production expenses declined due to reductions in servicing costs.

Production Taxes

Lower production levels and commodity prices in the third quarter of 2016 as compared to the third quarter of 2015 has decreased our crude oil and natural gas sales, which has lowered the taxable base that is used to calculate production taxes. Production taxes were $4.0 million in the third quarter of 2016 compared to $5.0 million in the third quarter of 2015. As a percentage of oil and natural gas sales, our production taxes were 9.7% and 10.1% in the third quarter of 2016 and 2015, respectively. This decrease in production tax rates as a percentage of oil and gas sales in the third quarter of 2016 is due to a lower oil production tax rate in North Dakota, which dropped to 10% beginning in 2016.

General and Administrative Expense

General and administrative expense was $2.1 million in the third quarter of 2016 compared to $4.6 million in the third quarter of 2015. A $2.2 million reduction in compensation expense was in large part due to the termination of the employment of the Company's chief executive officer in the third quarter of 2016, which resulted in the reversal of non-cash share-based compensation expense of approximately $1.8 million and lower salary expense of $0.1 million when compared to the third quarter of 2015. Additionally, in September 2015, we executed a workforce reduction in response to the depressed oil and gas pricing environment, which resulted in one-time restructuring costs of $0.5 million in the third quarter of 2015. Partially offsetting these changes was a $0.4 million increase in legal and professional expense primarily due to matters described in Note 8 to our financial statements.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $13.7 million in the third quarter of 2016 compared to $31.7 million in the third quarter of 2015. Depletion expense, the largest component of DD&A, decreased by $18.0 million in the third quarter of 2016 as compared to the third quarter of 2015. The aggregate decrease in depletion expense was driven by a 49% decrease in the depletion rate per Boe, as well as a 15% decrease in production levels. On a per unit basis, depletion expense was $10.96 per Boe in the third quarter of 2016, compared to $21.61 per Boe in the third quarter of 2015. The 2016 depletion rate per Boe was lower due to the impairment of oil and gas properties in 2015 and 2016, which has lowered the depletable base. Depreciation, amortization and accretion was $0.1 million and $0.2 million in the third quarter of 2016 and 2015, respectively. The following table summarizes DD&A expense per Boe for the third quarters of 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Change	Change
Depletion	$10.96	$21.61	$(10.65)	(49)%
Depreciation, Amortization and Accretion	0.12	0.11	0.01	9%
Total DD&A Expense	$11.08	$21.72	$(10.64)	(49)%

Impairment of Oil and Natural Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of our properties, we recorded a non-cash ceiling test impairment of $43.8 million in the third quarter of 2016 and $354.4 million in the third quarter of 2015. The impairment charge affected our reported net income but did not reduce our cash flow.

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

Interest Expense

Interest expense, net of capitalized interest, was $16.1 million in the third quarter of 2016, compared to $16.2 million in the third quarter of 2015. The decrease in interest expense for the third quarter of 2016 as compared to the third quarter of 2015 was primarily due to a decrease in average borrowings outstanding.

Income Tax Provision

During the third quarter of 2016, no income tax benefit was recorded on the loss before income taxes, as compared to an income tax benefit of $0.1 million in the third quarter of 2015. No benefit for income taxes was recorded in the third quarter of 2016 due to a $336.3 million valuation allowance placed on the net deferred tax asset in 2016 because of the uncertainty regarding their realization. For further discussion of our valuation allowance, see Note 9 to our financial statements.

Results of Operations for the Nine-Month Periods Ended September 30, 2016 and September 30, 2015

The following table sets forth selected operating data for the periods indicated.

	Nine Months Ended September 30,
	2016	2015	% Change
Net Production:
Oil (Bbl)	3,262,384	3,904,823	(16)%
Natural Gas and NGLs (Mcf)	2,852,464	3,559,561	(20)%
Total (Boe)	3,737,794	4,498,083	(17)%

Net Sales:
Oil Sales	$107,862,764	$157,331,893	(31)%
Natural Gas and NGL Sales	4,751,618	5,966,491	(20)%
Gain (Loss) on Derivative Instruments, Net	(3,677,502)	54,818,997	(107)%
Other Revenue	22,989	27,004	(15)%
Total Revenues	108,959,869	218,144,385	(50)%

Average Sales Prices:
Oil (per Bbl)	$33.06	$40.29	(18)%
Effect of Gain on Settled Derivatives on Average Price (per Bbl)	16.69	29.18	(43)%
Oil Net of Settled Derivatives (per Bbl)	49.75	69.47	(28)%
Natural Gas and NGLs (per Mcf)	1.67	1.68	(1)%
Realized Price on a Boe Basis Including all Realized Derivative Settlements	44.70	61.63	(27)%

Operating Expenses:
Production Expenses	$33,961,883	$40,331,314	(16)%
Production Taxes	11,032,903	17,333,123	(36)%
General and Administrative Expense	11,021,970	13,224,012	(17)%
Depletion, Depreciation, Amortization and Accretion	47,720,972	113,629,323	(58)%

Costs and Expenses (per Boe):
Production Expenses	$9.09	$8.97	1%
Production Taxes	2.95	3.85	(23)%
General and Administrative Expense	2.95	2.94	—%
Depletion, Depreciation, Amortization and Accretion	12.77	25.26	(49)%
Net Producing Wells at Period End	208.9	201.9	3%

Oil and Natural Gas Sales

In the first nine months of 2016, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, decreased 31% as compared to the first nine months of 2015, driven by a 17% decrease in realized prices, excluding the effect of settled derivatives, and a 17% decrease in production. The lower average realized price in the first nine months of 2016 as compared to the same period in 2015 was principally driven by lower average NYMEX oil and gas prices, which were partially offset by a lower oil price differential. Oil price differential during the first nine months of 2016 was $8.47 per barrel, as compared to $10.72 per barrel in the first nine months of 2015.

As discussed above, we add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas sales from existing wells.  In light of the low commodity price environment, we reduced our 2015 capital expenditure spending by 76% as compared to the prior year which lowered the number of new wells placed into production. In 2016, our capital expenditure budget was further reduced to provide a better matching of discretionary cash flow with our capital spending. Although the per well productivity on our wells has improved, that was more than offset by the natural decline of oil and gas production in the first nine months of 2016 due to the lower number of new wells placed into production. In addition, during 2016 certain of our operators have curtailed production due to their desire to produce the wells at higher prices than currently exist, and/or shut-in production to protect surrounding wells while completion activities were occurring on new wells being drilled. Fewer new well additions coupled with production curtailments and well shut-ins resulted in a production volume decrease of 17% when comparing the first nine months of 2016 to the same period of 2015.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production. Our gain (loss) on derivative instruments, net was a loss of $3.7 million in the first nine months of 2016, compared to a gain of $54.8 million in the first nine months of 2015. Gain (loss) on derivative instruments, net is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period end.

For the first nine months of 2016, we realized a gain on settled derivatives of $54.5 million, compared to a $113.9 million gain for the first nine months of 2015. The decrease in the gain on settled derivatives in the first nine months of 2016 as compared to the first nine months of 2015 was due to lower prices and fewer volumes hedged in the first nine months of 2016. During the first nine months of 2016, the derivative settlements included 1,350,000 barrels of oil at an average settlement price of $81.67 per barrel as compared to the first nine months of 2015 which included 2,970,000 barrels of oil at an average settlement price of $89.30 per barrel. Our average realized price (including all cash derivative settlements) in the first nine months of 2016 was $44.70 per Boe compared to $61.63 per Boe in the first nine months of 2015. The gain on settled derivatives increased our average realized price per Boe by $14.57 and $25.33 in the first nine months of 2016 and 2015, respectively.

Mark-to-market derivative gains and losses was a loss of $58.1 million in the first nine months of 2016, compared to a loss of $59.1 million in the first nine months of 2015. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Any gains on our derivatives are expected to be offset by lower wellhead revenues in the future, and any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2016, all of our derivative contracts were recorded at their fair value, which was a net asset of $6.5 million, a decrease of $58.1 million from the $64.6 million net asset recorded as of December 31, 2015. The decrease in the net asset at September 30, 2016 as compared to December 31, 2015 was primarily due to settlements of derivative instruments since December 31, 2015, as well as changes in oil prices on the open oil derivative contracts.

Production Expenses

Production expenses were $34.0 million in the first nine months of 2016 compared to $40.3 million in the first nine months of 2015. On a per unit basis, production expenses increased from $8.97 per Boe in the first nine months of 2015 to $9.09 per Boe in the first nine months of 2016 due to a 17% decline in production levels over which fixed costs are spread, partially offset by a reduction in the aggregate dollar amount of production expenses. On an absolute dollar basis, our production expenses in 2016 were 16% lower when compared to 2015 due primarily to lower contract labor and maintenance costs, which was partially offset by a 3% increase in the total number of net producing wells.

Production Taxes

Lower production levels and commodity prices in the first nine months of 2016 as compared to the first nine months of 2015 has decreased our crude oil and natural gas sales, which has lowered the taxable base that is used to calculate production taxes. Production taxes were $11.0 million in the first nine months of 2016 compared to $17.3 million in the first nine months of 2015. As a percentage of oil and natural gas sales, our production taxes were 9.8% and 10.6% in the first nine months of 2016 and 2015, respectively. This decrease in production tax rates as a percentage of oil and gas sales in the first nine months of 2016 is due to a lower oil production tax rate in North Dakota, which dropped to 10% beginning in 2016.

General and Administrative Expense

General and administrative expense was $11.0 million in the first nine months of 2016 compared to $13.2 million in the first nine months of 2015. A $2.4 million reduction in compensation expense was in large part due to the termination of the employment of the Company's chief executive officer in the third quarter of 2016, which resulted in the reversal of non-cash share-based compensation expense of approximately $1.8 million and lower salary expense of $0.1 million when compared to the first nine months of 2015. Additionally, in September 2015, we executed a workforce reduction in response to the depressed oil and gas pricing environment, which resulted in one-time restructuring costs of $0.5 million in the third quarter of 2015. Partially offsetting these changes was a $1.1 million increase in legal and professional expense that was primarily due to the Company engaging outside legal counsel to assist it in complying with requests from the SEC relating to an ongoing investigation of 2012 trading patterns in the securities of Dakota Plains Holdings, Inc. as well as the matters described in Note 8 to our financial statements.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $47.7 million in the first nine months of 2016 compared to $113.6 million in the first nine months of 2015. Depletion expense, the largest component of DD&A, decreased by $65.8 million in the first nine months of 2016 compared to the first nine months of 2015. The aggregate decrease in depletion expense was driven by a 50% decrease in the depletion rate per Boe, as well as a 17% decrease in production levels. On a per unit basis, depletion expense was $12.65 per Boe in the first nine months of 2016, compared to $25.15 per Boe in the first nine months of 2015. The 2016 depletion rate per Boe was lower due to the impairment of oil and gas properties in 2015 and 2016, which has lowered the depletable base. Depreciation, amortization and accretion was $0.4 million and $0.5 million in the first nine months of 2016 and 2015, respectively. The following table summarizes DD&A expense per Boe for the first nine months of 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change	Change
Depletion	$12.65	$25.15	$(12.50)	(50)%
Depreciation, Amortization and Accretion	0.12	0.11	0.01	9%
Total DD&A Expense	$12.77	$25.26	$(12.49)	(49)%

Impairment of Oil and Natural Gas Properties

As a result of currently prevailing low commodity prices and their effect on the proved reserve values of properties, we recorded a non-cash ceiling test impairment of $237.0 million for the first nine months of 2016 and $996.8 million for the first nine months of 2015. The impairment charge affected our reported net income but did not reduce our cash flow.

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

Interest Expense

Interest expense, net of capitalized interest, was $48.3 million for the first nine months of 2016 compared to $42.3 million in the first nine months of 2015. The increase in interest expense for the first nine months of 2016 compared to the first nine months of 2015 was primarily due to a higher average cost of borrowing between periods. In May 2015, we closed an offering of $200 million of 8.000% senior unsecured notes, which bear a higher interest rate as compared to borrowings under our revolving credit facility.

Income Tax Provision

During the first nine months of 2016, no income tax benefit was recorded on the loss before income taxes, as compared to an income tax benefit of $202.4 million in the first nine months of 2015. No benefit for income taxes was recorded in the first nine months of 2016 due to a $336.3 million valuation allowance placed on the net deferred tax asset in 2016 because of the uncertainty regarding their realization. For further discussion of our valuation allowance, see Note 9 to our financial statements.

Non-GAAP Financial Measures

We define Adjusted Net Income as net income excluding (i) (gain) loss on the mark-to-market of derivative instruments, net of tax, (ii) debt issuance cost write-off, net of tax, (iii) restructuring costs, net of tax and (iv) impairment of oil and natural gas properties, net of tax. Our Adjusted Net Income for the third quarter of 2016 was $2.4 million (representing approximately $0.04 per diluted share), compared to $14.6 million (representing approximately $0.24 per diluted share) for the third quarter of 2015. The decrease in Adjusted Net Income is primarily due to lower realized commodity prices, declining production levels, and reduced hedging levels. Our Adjusted Net Income for the first nine months of 2016 was $9.5 million (representing approximately $0.15 per diluted share), compared to $32.1 million (representing approximately $0.53 per diluted share) for the first nine months of 2015. The decrease in Adjusted Net Income is primarily due to lower realized commodity prices, declining production levels, reduced hedging levels and higher interest costs.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization and accretion, (iv) (gain) loss on the mark-to-market of derivative instruments, (v) non-cash share based compensation expense, (vi) debt issuance cost write-off and (vii) impairment of oil and natural gas properties. Adjusted EBITDA for the third quarter of 2016 was $33.0 million, compared to Adjusted EBITDA of $71.7 million for the third quarter of 2015. The decrease in Adjusted EBITDA is primarily due to the lower average NYMEX oil prices, declining production levels, and reduced hedging levels in the third quarter of 2016 compared to the third quarter of 2015. Adjusted EBITDA for the first nine months of 2016 was $113.4 million, compared to Adjusted EBITDA of $209.6 million for the first nine months of 2015. The decrease in Adjusted EBITDA is primarily due to the lower average NYMEX oil prices, declining production levels, and reduced hedging levels in the first nine months of 2016 compared to the first nine months of 2015.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Loss	$(45,618,895)	$(323,242,032)	$(281,163,310)	$(803,041,218)
Add:
Impact of Selected Items:
(Gain) Loss on the Mark-to-Market of Derivative Instruments	5,645,586	(8,408,682)	58,135,302	59,115,913
Write-off of Debt Issuance Costs	—	—	1,089,507	—
Restructuring Costs	—	523,487	—	523,487
Impairment of Oil and Natural Gas Properties	43,820,791	354,422,654	237,012,834	996,815,713
Selected Items, Before Income Taxes	49,466,377	346,537,459	296,237,643	1,056,455,113
Income Tax of Selected Items(1)	(1,494,741)	(8,710,160)	(5,572,304)	(221,312,923)
Selected Items, Net of Income Taxes	47,971,636	337,827,299	290,665,339	835,142,190
Adjusted Net Income	$2,352,741	$14,585,267	$9,502,029	$32,100,972

Weighted Average Shares Outstanding – Basic	61,237,627	60,679,257	61,127,577	60,627,142
Weighted Average Shares Outstanding – Diluted	61,771,363	60,725,886	61,825,191	60,716,819

Net Loss Per Common Share – Basic	$(0.74)	$(5.33)	$(4.60)	$(13.25)
Add:
Impact of Selected Items, Net of Income Taxes	0.78	5.57	4.76	13.78
Adjusted Net Income Per Common Share – Basic	$0.04	$0.24	$0.16	$0.53

Net Loss Per Common Share – Diluted	$(0.74)	$(5.32)	$(4.55)	$(13.23)
Add:
Impact of Selected Items, Net of Income Taxes	0.78	5.56	4.70	13.76
Adjusted Net Income Per Common Share – Diluted	$0.04	$0.24	$0.15	$0.53

______________

(1)
For the 2016 columns, this represents a tax impact using an estimated tax rate of 38.8% and 37.0% for the three and nine months ended September 30, 2016, respectively, which includes a $17.7 million and $104.0 million adjustment for a change in valuation allowance for the three and nine months ended September 30, 2016, respectively. For the 2015 columns, this represents a tax impact using an estimated tax rate of 37.2% and 37.0% for the three and nine months ended September 30, 2015, respectively, which includes a $120.1 million and $170.0 million adjustment for a change in valuation allowance for the three and nine months ended September 30, 2015, respectively.

Reconciliation of Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Loss	$(45,618,895)	$(323,242,032)	$(281,163,310)	$(803,041,218)
Add:
Interest Expense	16,145,440	16,154,160	48,290,447	42,278,400
Income Tax Benefit	—	(77,544)	—	(202,424,154)
Depreciation, Depletion, Amortization and Accretion	13,698,020	31,670,479	47,720,972	113,629,323
Impairment of Oil and Natural Gas Properties	43,820,791	354,422,654	237,012,834	996,815,713
Non-Cash Share Based Compensation	(712,677)	1,141,241	2,308,793	3,221,715
Write-off of Debt Issuance Costs	—	—	1,089,507	—
(Gain) Loss on the Mark-to-Market of Derivative Instruments	5,645,586	(8,408,682)	58,135,302	59,115,913
Adjusted EBITDA	$32,978,265	$71,660,276	$113,394,545	$209,595,692

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

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility, which we partially mitigate through the use of commodity derivative contracts.  Oil accounted for 86% and 87% of our total production volumes in the third quarter of 2016 and 2015, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We partially mitigate the price of crude oil by entering into hedging arrangements with respect to a portion of our expected oil production.

In 2015, we had derivative contracts hedging approximately 4.0 million barrels of oil, which represented 77% of our oil production, at an average price of $89.43. In the first nine months of 2016, we had derivative contracts hedging approximately 1.4 million barrels of oil, which represented approximately 41% of our oil production, at an average price of $81.67. As of September 30, 2016, we had derivative contracts hedging 0.5 million barrels of oil for the remainder of 2016 at an average price of $65.00 per barrel and approximately 1.1 million barrels of oil in 2017 at an average price of $51.04 per barrel (see Note 11 to our financial statements).

Our amended and restated credit agreement governing our revolving credit facility (the “Revolving Credit Facility”) has a maximum facility size of $750 million, subject to a semi-annual borrowing base redetermination in April and October of each year and unscheduled, event-driven redeterminations.  In May 2016, our semi-annual borrowing base redetermination was completed and our borrowing base was established at $350 million.  At September 30, 2016, we had $120.0 million of borrowings on the Revolving Credit Facility with $230.0 million of borrowing availability.  Additionally, we have $700 million aggregate principal amount of outstanding 8.000% senior unsecured notes due June 1, 2020 (the “Notes”).

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

We continually seek to maintain a financial profile that provides operational flexibility. However, as evidenced by the decline in our realized prices used in our December 31, 2015 reserve report compared to our December 31, 2014 reserve report, the decrease in oil and natural gas prices may have a negative impact on our ability to raise additional capital and/or maintain our desired levels of liquidity. At September 30, 2016, we had $807.8 million of total debt outstanding, $476.1 million of stockholders’ deficit, and $3.3 million of cash on hand. We had $230.0 million of borrowing availability under our Revolving Credit Facility at September 30, 2016. At December 31, 2015, we had $835.3 million of debt outstanding, $197.6 million of stockholders’ deficit and $3.4 million of cash on hand.

The significant decline in oil prices that began in the third quarter of 2014 and has lasted into 2016 has substantially decreased our cash flows from operating activities. Sustained low oil prices could significantly reduce or eliminate our planned capital expenditures. If production is not replaced through the acquisition or drilling of new wells, then our production levels will decrease due to the natural decline of production from existing wells. Reduced production levels combined with low commodity prices would lower cash flow from operations and could adversely affect our ability to meet our Revolving Credit Facility covenant requirements, which require us to maintain certain levels of working capital, as well as interest expense and secured debt coverage ratios. While we are currently in compliance with our financial covenants under the Revolving Credit Facility at September 30, 2016, there is no assurance we will be able to maintain compliance in the future.

With the foregoing considerations in mind, we continue to evaluate various avenues to strengthen our balance sheet and improve our liquidity position. As a way to reduce debt and interest expense, we have had discussions with certain holders of our Notes regarding potential exchanges that would involve the issuance of secured notes and equity in exchange for our existing Notes. Although these discussions did not result in any exchanges, we expect that we will continue to evaluate various avenues to strengthen our balance sheet, including the issuance of debt and/or equity in exchange for our Notes.  However, any transactions would be dependent upon, among other things, market conditions, our liquidity available under our Revolving Credit Facility, the trading price of our Notes and other conditions.

In light of the low commodity price environment, we reduced our 2015 capital expenditure spending by 76% as compared to the prior year which lowered the number of new wells placed into production. In 2016, our capital expenditure budget was further reduced to provide a better matching of discretionary cash flow with our capital spending. Although the per well productivity improved, that was more than offset by the natural decline of oil and gas production in the first nine months of 2016 due to the lower number of new wells placed into production. In addition, during 2016 certain of our operators have curtailed production due to their desire to produce the wells at higher prices than currently exist, and/or shut-in production to protect surrounding wells while completion activities were occurring on new wells being drilled. Fewer new well additions coupled with production curtailments and shut-ins resulted in a production volume decrease of 17% when comparing the first nine months of 2016 to the same period of 2015. During the nine months ended September 30, 2016, our cash flow exceeded capital expenditures and these excess cash flows were used to reduce outstanding borrowings under our credit facility by $30.0 million as of September 30, 2016 compared to December 31, 2015. While lower commodity prices will likely reduce our future borrowing capacity, with over 87% of the December 31, 2015 PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to fund our development plan. Our recent capital commitments have been to fund drilling in the Williston Basin and, to a lesser extent, fund acreage acquisitions. Our strategy is to continue to (1) maintain adequate liquidity and selectively participate in new drilling and completion activities, subject to economic and industry conditions and (2) pursue acquisition and disposition opportunities as available liquidity permits. We expect to fund our near-term capital requirements and working capital needs with cash flows from operations and available borrowing capacity under our Revolving Credit Facility. Our capital expenditures could be further curtailed if our cash flows decline from expected levels. Because production from existing oil and natural gas wells declines over time, further reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future.

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

At September 30, 2016, we had a working capital deficit of $26.3 million, compared to a surplus of $43.9 million at December 31, 2015. Current assets decreased by $75.7 million and current liabilities decreased by $5.5 million at September 30, 2016, compared to December 31, 2015. The decrease in current assets is primarily due to lower cash, accounts receivable and derivative instrument balances in 2016. The reduction in accounts receivable was caused by lower commodity prices received on our production and the reduction in the balance of derivative instruments was due to hedging settlements. The change in current liabilities is primarily due to a $20.3 million decrease in accounts payable and accrued expenses balances that was due to reduced capital expenditure activities. Partially offsetting the 2016 decrease in current liabilities was a $14.0 million increase in accrued interest on our senior notes because the interest payments are due on June 1st and December 1st of each year.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivatives. Our cash flows from operations also are impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to fund our development activities or reduce borrowings on our Revolving Credit Facility. Short-term liquidity needs are satisfied by borrowings under our Revolving Credit Facility. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under the Revolving Credit Facility. As of September 30, 2016, we had derivative contracts hedging 0.5 million barrels of oil for the remainder of 2016 at an average price of $65.00 per barrel and approximately 1.1 million barrels of oil in 2017 at an average price of $51.04 per barrel.

Our cash flows for the nine months ended September 30, 2016 and 2015 are presented below:

	Nine Months Ended September 30,
	2016	2015
	(in thousands, unaudited)
Net Cash Provided by Operating Activities	$97,719	$174,821
Net Cash Used for Investing Activities	(66,034)	(233,225)
Net Cash (Used for) Provided by Financing Activities	(31,756)	56,108
Net Change in Cash	$(71)	$(2,296)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 was $97.7 million, compared to $174.8 million in the same period of the prior year. This decrease was due to lower realized prices, reduced production levels and higher interest costs. Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our statements of cash flows) in the nine months ended September 30, 2016 was an increase of $28.7 million compared to an increase of $4.5 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the nine months ended September 30, 2016 and 2015 was $66.0 million and $233.2 million, respectively. The decrease in cash used in investing activities for the first nine months of 2016 as compared to the same period of 2015 was attributable to a decrease in oil and gas spending. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $42.8 million and $93.0 million at September 30, 2016 and 2015, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the nine months ended September 30, 2016, our capitalized costs incurred for oil and natural gas properties (e.g., drilling and completion costs and other capital expenditures) amounted to $50.4 million, while the actual cash spend in this regard amounted to $66.9 million.

Development and acquisition activities are highly discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the nine months ended September 30, 2016 and 2015 are summarized in the following table:

	Nine Months Ended September 30,
	2016	2015
	(in millions, unaudited)
Drilling and Completion Costs	$60.7	$226.6
Acreage and Related Activities	5.2	5.2
Other Capital Expenditures	1.0	1.6
Total	$66.9	$233.4

Cash Flows from Financing Activities

Net cash (used for) or provided by financing activities was $(31.8) million and $56.1 million during the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, cash used for financing activities was primarily related to repayments of our Revolving Credit Facility. For the nine months ended September 30, 2015, cash sourced through financing activities was primarily due to a $200 million issuance of 2015 Mirror Notes in May 2015, which was partially offset by $5.7 million in debt issuance costs. Our long term debt at September 30, 2016 was $807.8 million, which was comprised of $687.8 million in senior unsecured notes and $120.0 million of borrowings under our Revolving Credit Facility. As of September 30, 2016, we had $230.0 million of available borrowing capacity under our Revolving Credit Facility.

Revolving Credit Facility

In February 2012, we entered into an amended and restated credit agreement providing for our Revolving Credit Facility, which replaced our previous revolving credit facility with a syndicated facility. The Revolving Credit Facility, which is secured by substantially all of our assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base. At September 30, 2016, the facility amount was $750 million, we had a borrowing base of $350.0 million and $120.0 million of borrowings on the Revolving Credit Facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined in the credit agreement) plus a spread ranging from 1.0% to 2.0% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined in the credit agreement) plus a spread ranging from 2.0% to 3.0%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At September 30, 2016, the commitment fee was 0.375% and the interest rate margin was 2.25% on LIBOR loans and 1.25% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit our ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, make investments, or maintain excess cash liquidity.  In addition, as of September 30, 2016, we were required to maintain a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0, a ratio of secured debt to EBITDAX (as defined in the credit agreement) of no greater than 2.5 to 1.0 and a ratio of EBITDAX (as defined in the credit agreement) to interest expense (as defined in the credit agreement) of no less than 2.5 to 1.0 (through September 30, 2016). The minimum ratio of EBITDAX to interest expense that we are required to maintain begins stepping down with the quarter ending December 31, 2016, through the quarter ending March 31, 2018 (See Note 4 to our financial statements). We were in compliance with our financial covenants under the Revolving Credit Facility at September 30, 2016.

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

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.  Oil and natural gas prices decreased significantly in the second half of 2014 and have remained depressed throughout 2015 and into 2016.  The lower commodity pricing has reduced service costs.  If service cost pricing remains at the current levels, we do not currently expect business costs to materially increase until higher prices for oil and natural gas create increased demand for materials, services and personnel.

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

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under our Revolving Credit Facility.  As of September 30, 2016, we had entered into derivative agreements covering 0.5 million barrels for the remainder of 2016 and 1.1 million barrels in 2017.

The following table reflects open commodity swap contracts as of September 30, 2016, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price ($)
Swaps-Crude Oil
10/01/16 – 12/31/16	90,000	65.00
10/01/16 – 12/31/16	90,000	64.93
10/01/16 – 12/31/16	45,000	65.00
10/01/16 – 12/31/16	90,000	65.00
10/01/16 – 12/31/16	90,000	64.93
10/01/16 – 12/31/16	45,000	65.30
01/01/17 – 06/30/17	360,000	50.00
01/01/17 – 06/30/17	180,000	50.01
01/01/17 – 06/30/17	180,000	49.99
01/01/17 – 06/30/17 (1)	60,000	55.20
07/01/17 – 12/31/17	240,000	52.75
07/01/17 – 12/31/17	120,000	51.75

(1)
The Company has entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for an additional six-month period.  Options covering a notional volume of 10,000 barrels per month are exercisable on or about June 30, 2017.  If the counterparties exercise all such options, the notional volume of the Company’s existing crude oil derivative contracts will increase by 10,000 barrels per month at an average price of $55.20 per barrel for each month during the period July 1, 2017 through December 31, 2017.

The following table reflects the weighted average price of open commodity swap derivative contracts as of September 30, 2016, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2016	450,000	65.00
2017	1,140,000	51.04
2018 and beyond	—	—

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement.  During the quarter ended September 30, 2016, we had $131.1 million in average outstanding borrowings under our Revolving Credit Facility at a weighted average rate of 2.8%.  We have the option to designate the reference rate of interest for each specific borrowing under the Revolving Credit Facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate (“LIBOR”) will bear interest at a rate equal to LIBOR plus a spread ranging from 2.0% to 3.0% depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 1.0% to 2.0%, depending on the percentage of borrowing base that is currently advanced.  We have the option to designate either pricing mechanism.  Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

Our Revolving Credit Facility allows us to fix the interest rate of borrowings under it for all or a portion of the principal balance for a period up to three months; however our borrowings are generally withdrawn with interest rates fixed for one month.  Thereafter, to the extent we do not repay the principal, our borrowings are rolled over and the interest rate is reset based on the current LIBOR or prime rate as applicable. As a result, changes in interest rates can impact results of operations and cash flows. A 1% increase in short-term interest rates on our floating-rate debt outstanding at September 30, 2016 would cost us approximately $1.2 million in additional annual interest expense.

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

As of September 30, 2016, our management, including our Chief Financial Officer and interim Chief Executive Officer , had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our Chief Financial Officer and interim Chief Executive Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Financial Officer and interim Chief Executive Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

On August 16, 2016, Michael Reger filed a complaint against our company in the State of Minnesota, Fourth Judicial District, alleging breach of contract and defamation in connection with the company’s termination of Mr. Reger’s employment as chief executive officer on August 15, 2016.  Mr. Reger’s complaint alleges that the company breached his employment agreement by, among other things, purporting to terminate him for cause, removing him from the company’s board of directors based on such termination, and denying him payments and other benefits to which he alleges that he is entitled under the employment agreement (including payments and benefits in connection with a termination without cause).  Mr. Reger is seeking unspecified damages, an order reinstating him to the company’s board of directors, and other equitable relief.

On August 18, 2016, plaintiff Jeffrey Fries, individually and on behalf of all others similarly situated, filed a class action complaint in the United States District Court for the Southern District of New York against our company, Michael Reger (our former chief executive officer), and Thomas Stoelk (our chief financial officer and interim chief executive officer) as defendants.  The complaint purports to bring a federal securities class action on behalf of a class of persons who acquired the company’s securities between March 1, 2013 and August 15, 2016, and seeks to recover damages caused by defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
July 1, 2016 to July 31, 2016	1,836	$4.72	—	$ 108.3 million
Month #2
August 1, 2016 to August 31, 2016	—	—	—	108.3 million
Month #3
September 1, 2016 to September 30, 2016	1,288	3.26	—	108.3 million
Total	3,124	$4.11	—	$ 108.3 million

(1)	All shares purchased reflect shares surrendered in satisfaction of tax obligations in connection with the vesting of restricted stock awards.

(2)
In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million shares of our company’s outstanding common stock.  In total, we have repurchased 3,190,268 shares under this program through September 30, 2016 at a weighted average price of $13.06 per share.

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	November 9, 2016	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk, Chief Financial Officer and Interim Chief Executive Officer

Date:	November 9, 2016	By:	/s/ Chad W. Allen
Chad W. Allen, Chief Accounting Officer

EXHIBIT INDEX
Unless otherwise indicated, all documents incorporated by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 001-33999.

Exhibit No.	Description	Reference
3.1	Amended and Restated Articles of Incorporation of Northern Oil and Gas, Inc. dated June 1, 2016	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2012
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012
4.3	Indenture, dated May 18, 2015, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015
12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith
31.1
Certification of the Chief Financial Officer and interim Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
32.1	Certification of the Chief Financial Officer and interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.