Form 10-Q
period 2017-03-31
NORTHERN OIL & GAS, INC.
filed 2017-05-08
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 001-33999
NORTHERN OIL AND GAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	95-3848122
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
601 Carlson Pkwy – Suite 990
Minnetonka, Minnesota 55305
(Address of Principal Executive Offices)
(952) 476-9800
(Registrant’s Telephone Number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company) Emerging Growth Company ☐	Smaller Reporting Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 1, 2017, there were 63,327,589 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

March 31, 2017

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,518,799	$6,486,098
Accounts Receivable, Net	33,945,067	35,840,042
Advances to Operators	1,178,400	1,577,204
Prepaid and Other Expenses	2,472,317	1,584,129
Derivative Instruments	3,671,684	4,517
Income Tax Receivable	1,402,179	1,402,179
Total Current Assets	48,188,446	46,894,169

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	2,456,816,317	2,428,595,048
Unproved	1,704,682	2,623,802
Other Property and Equipment	977,349	977,349
Total Property and Equipment	2,459,498,348	2,432,196,199
Less – Accumulated Depreciation, Depletion and Impairment	(2,068,695,690)	(2,055,987,766)
Total Property and Equipment, Net	390,802,658	376,208,433

Derivative Instruments	2,058,303	—
Deferred Income Taxes (Note 9)	—	—
Other Noncurrent Assets, Net	8,195,320	8,430,359

Total Assets	$449,244,727	$431,532,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$64,204,150	$56,146,847
Accrued Expenses	4,721,006	6,094,938
Accrued Interest	18,666,667	4,682,894
Derivative Instruments	408,822	10,001,564
Asset Retirement Obligations	586,821	517,423
Total Current Liabilities	88,587,466	77,443,666

Long-term Debt, Net	823,450,676	832,625,125
Derivative Instruments	—	1,738,329
Asset Retirement Obligations	7,145,410	6,990,877
Other Noncurrent Liabilities	151,473	156,632

Total Liabilities	$919,335,025	$918,954,629

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	—	—
Common Stock, Par Value $.001; 142,500,000 Authorized (3/31/2017 – 63,382,575 Shares Outstanding and 12/31/2016 – 63,259,781 Shares Outstanding)	63,383	63,260
Additional Paid-In Capital	444,285,756	443,895,032
Retained Deficit	(914,439,437)	(931,379,960)
Total Stockholders’ Deficit	(470,090,298)	(487,421,668)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$449,244,727	$431,532,961
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
REVENUES
Oil and Gas Sales	$48,848,222	$28,367,341
Gain on Derivative Instruments, Net	16,960,883	3,463,883
Other Revenue	7,742	5,012
Total Revenues	65,816,847	31,836,236

OPERATING EXPENSES
Production Expenses	11,674,348	11,959,260
Production Taxes	4,461,265	2,766,899
General and Administrative Expenses	3,608,943	4,337,402
Depletion, Depreciation, Amortization and Accretion	12,828,143	17,846,089
Impairment of Oil and Natural Gas Properties	—	104,311,122
Total Expenses	32,572,699	141,220,772

INCOME (LOSS) FROM OPERATIONS	33,244,148	(109,384,536)

OTHER INCOME (EXPENSE)
Interest Expense, Net of Capitalization	(16,303,805)	(16,098,682)
Write-off of Debt Issuance Costs	—	(1,089,507)
Other Income	180	6,971
Total Other Income (Expense)	(16,303,625)	(17,181,218)

INCOME (LOSS) BEFORE INCOME TAXES	16,940,523	(126,565,754)

INCOME TAX BENEFIT	—	—

NET INCOME (LOSS)	$16,940,523	$(126,565,754)

Net Income (Loss) Per Common Share – Basic	$0.28	$(2.08)
Net Income (Loss) Per Common Share – Diluted	$0.27	$(2.08)
Weighted Average Shares Outstanding – Basic	61,446,156	60,964,029
Weighted Average Shares Outstanding – Diluted	61,972,123	60,964,029
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$16,940,523	$(126,565,754)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	12,828,143	17,846,089
Amortization of Debt Issuance Costs	943,407	1,007,983
Write-off of Debt Issuance Costs	—	1,089,507
Amortization/Accretion of 8% Senior Notes Premium/Discount	117,183	122,615
Deferred Income Taxes	—	—
(Gain) Loss on the Mark-to-Market of Derivative Instruments	(17,056,542)	21,983,017
Amortization of Deferred Rent	(5,160)	—
Share-Based Compensation Expense	613,578	1,741,434
Impairment of Oil and Natural Gas Properties	—	104,311,122
Other	124,136	282,421
Changes in Working Capital and Other Items:
Accounts Receivable, Net	1,894,975	21,740,341
Prepaid and Other Expenses	(888,188)	127,029
Accounts Payable	1,662,770	230,442
Accrued Interest	13,948,257	13,839,995
Accrued Expenses	(1,382,976)	(2,463,691)
Asset Retirement Obligations	(23,724)	(78,400)
Net Cash Provided by Operating Activities	29,716,382	55,214,150

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Natural Gas Properties and Development Capital Expenditures, Net	(20,271,464)	(20,067,820)
Proceeds from Sale of Oil, Natural Gas, and Other Properties	—	10,000
Net Cash Used for Investing Activities	(20,271,464)	(20,057,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on Revolving Credit Facility	(10,000,000)	(33,000,000)
Repurchase of Common Stock – Tax Obligations	(412,217)	(1,158,577)
Net Cash Used for Financing Activities	(10,412,217)	(34,158,577)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(967,299)	997,753

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6,486,098	3,390,389

CASH AND CASH EQUIVALENTS – END OF PERIOD	$5,518,799	$4,388,142
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$1,280,711	$1,121,994
Cash Paid During the Period for Income Taxes	$—	$—
Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	$57,107,728	$56,831,682
Capitalized Asset Retirement Obligations	$127,437	$121,940
Non-Cash Compensation Capitalized on Oil and Gas Properties	$74,395	$437,907
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of March 31, 2017, approximately 82% of Northern’s 151,672 total net acres were developed.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein is unaudited, except for the balance sheet as of December 31, 2016, which has been derived from the Company’s audited financial statements for the year ended December 31, 2016.  However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

As of March 31, 2017 and December 31, 2016, the Company included accounts receivable of $6.8 million in Other Noncurrent Assets, Net due to their long-term nature.

The allowance for doubtful accounts at both March 31, 2017 and December 31, 2016 was $4.9 million.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets. Depreciation expense was $44,474 and $52,654 for the three months ended March 31, 2017 and 2016, respectively.

Oil and Gas Properties

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
	2017	2016
Capitalized Certain Payroll and Other Internal Costs	$204,873	$782,162
Capitalized Interest Costs	38,768	130,924
Total	$243,641	$913,086

As of March 31, 2017, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the three months ended March 31, 2017 and 2016, there were no property sales that resulted in a significant alteration.

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

The Company did not have any ceiling test impairment for the three months ended March 31, 2017. As a result of low commodity prices and their effect on the proved reserve values of properties, the Company recorded a non-cash ceiling test impairment for the three months ended March 31, 2016 of $104.3 million.  The impairment charge affected the Company’s reported net income but did not reduce the Company’s cash flow. If a significantly lower pricing environment reoccurs, the Company’s expects it could be required to further writedown the value of its oil and natural gas properties. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine the Company’s actual ceiling test calculation and impairment analyses in future periods.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method.   Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate.  The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three months ended March 31, 2017 and 2016, the Company expired leases of $3.8 million and $2.0 million, respectively.

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

Debt Issuance Costs

Debt issuance costs include origination, legal and other fees to issue debt in connection with the Company’s credit facility and senior unsecured notes.  These debt issuance costs are being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method (see Note 4). The amortization of debt issuance costs for the three months ended March 31, 2017 and 2016 was $0.9 million and $1.0 million, respectively.

There was no write-off of debt issuance costs for the three months ended March 31, 2017. During the three months ended March 31, 2016, $1.1 million of debt issuance costs were written-off as a result of a reduction in the borrowing base of the Revolving Credit Facility that became effective in May 2016.

Unamortized debt issuance costs associated with the Company’s revolving credit facility, which amounted to $1.4 million and $1.6 million as of March 31, 2017 and December 31, 2016, respectively, are reflected in “Other Noncurrent Assets, Net” on the condensed balance sheets.

Bond Premium/Discount on Senior Notes

On May 13, 2013, the Company recorded a bond premium of $10.5 million in connection with the “8.000% Senior Notes Due 2020” (see Note 4).  This bond premium is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.  The amortization of the bond premium for the three months ended March 31, 2017 and 2016 was $0.4 million in each period.

On May 18, 2015, the Company recorded a bond discount of $10.0 million in connection with the “8.000% Senior Notes Due 2020” (see Note 4).  This bond discount is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method. The amortization of the bond discount for the three months ended March 31, 2017 and 2016 was $0.5 million in each period.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  For the three months ended March 31, 2017 and 2016, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

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

Stock-Based Compensation

The Company records expense associated with the fair value of stock-based compensation.  For fully vested stock and restricted stock grants, the Company calculates the stock-based compensation expense based upon estimated fair value on the date of grant.  In determining the fair value of performance-based share awards subject to market conditions, the Company utilizes a Monte Carlo simulation prepared by an independent third party. For stock options, the Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

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

Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the three-year period ended March 31, 2017, driven primarily by the full cost ceiling impairments over that period.  Additionally, the Company’s revenue, profitability and future growth are substantially dependent upon prevailing and future prices for oil and natural gas.  The markets for these commodities continue to be volatile.  Changes in oil and natural gas prices have a significant impact on the value of the Company’s reserves and on its cash flows.  Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas and a variety of additional factors that are beyond the Company’s control.  Due to these factors, management has placed a lower weight on the prospect of future earnings in its overall analysis of the valuation allowance.

In determining whether to establish a valuation allowance on the Company’s deferred tax assets, management concluded that the objectively verifiable evidence of cumulative negative earnings for the three-year period ended March 31, 2017, is difficult to overcome with any forms of positive evidence that may exist.  Accordingly, the valuation allowance against the Company’s deferred tax asset at March 31, 2017 and December 31, 2016 was $334.8 million and $341.3 million, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Weighted Average Common Shares Outstanding – Basic	61,446,156	60,964,029
Plus: Potentially Dilutive Common Shares Including Stock Options and Restricted Stock	525,967	—
Weighted Average Common Shares Outstanding – Diluted	61,972,123	60,964,029

Restricted Stock and Stock Options Excluded From EPS Due To The Anti-Dilutive Effect	124,018	911,861

As of March 31, 2017 and 2016, potentially dilutive shares from stock option awards were 391,872, respectively. These options were all exercisable at March 31, 2017 and 2016. The Company also has potentially dilutive shares from restricted stock awards outstanding of 1,837,822 and 2,620,020 at March 31, 2017 and 2016, respectively.

Derivative Instruments and Price Risk Management

The Company uses derivative instruments to manage market risks resulting from fluctuations in the prices of crude oil.  The Company enters into derivative contracts, including price swaps, caps and floors, which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of crude oil without the exchange of underlying volumes.  The notional amounts of these financial instruments are based on expected production from existing wells.  The Company may also use exchange traded futures contracts and option contracts to hedge the delivery price of crude oil at a future date.

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

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Crude oil and natural gas properties accounted for using the full cost method of accounting are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment of other long-lived assets recorded for the three months ended March 31, 2017 and 2016.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In August 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will adopt this ASU on January 1, 2018.  The Company is evaluating the impact of this ASU on its financial statements and, based on the continuing evaluation of its revenue streams, this ASU is not expected to have a material impact on its financial statements. The Company expects it will use the modified retrospective approach to implementation.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is currently evaluating the impact of the new guidance on its financial statements, however, based on its current operating leases, it is not expected to have a material impact.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This guidance rescinds SEC Staff Observer comments that are codified in Topic 606, Revenue Recognition, and Topic 932, Extractive Activities--Oil and Gas. This amendment is effective upon adoption of Topic 606. The Company is in the process of evaluating the impact of this guidance on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance provides guidance of eight specific cash flow issues. This amendment is effective for periods after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this guidance on its financial statements.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This guidance updates narrow aspects of the guidance issued in Update 2014-09. This amendment is effective for periods after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this guidance on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a screen to determine when a set of assets is not a business, requiring that when substantially all fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. A framework is provided to assist in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. The Company is in the process of evaluating the impact of this guidance on its financial statements.

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying condensed statements of operations from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.  Development capital expenditures and purchases of properties that were in accounts payable and not yet paid in cash at March 31, 2017 and December 31, 2016 were approximately $57.1 million and $50.7 million, respectively.

Acquisitions

For the three months ended March 31, 2017, the Company acquired approximately 371 net acres, for an average cost of approximately $607 per net acre, in its key prospect areas in the form of effective leases.

For the three months ended March 31, 2016, the Company acquired approximately 764 net acres, for an average cost of approximately $1,214 per net acre, in its key prospect areas in the form of effective leases.

Unproved Properties

Unproved properties not being amortized comprise approximately 23,100 net acres and 26,432 net acres of undeveloped leasehold interests at March 31, 2017 and December 31, 2016, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

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

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  For the three months ended

March 31, 2017 and 2016, the Company included $0.1 million and $5.8 million, respectively, related to expiring leases within costs subject to the depletion calculation.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	March 31, 2017
	Long-term Debt	Debt Issuance Costs, Net	Long-term Debt, Net
8% Senior Notes	$698,423,337	$(8,972,661)	$689,450,676
Revolving Credit Facility(1)	134,000,000	—	134,000,000
Total	$832,423,337	$(8,972,661)	$823,450,676

	December 31, 2016
	Long-term Debt	Debt Issuance Costs, Net	Long-term Debt, Net
8% Senior Notes	$698,306,153	$(9,681,028)	$688,625,125
Revolving Credit Facility(1)	144,000,000	—	144,000,000
Total	$842,306,153	$(9,681,028)	$832,625,125
_____________

(1)	Debt issuance costs related to the Company’s revolving credit facility are recorded in “Other Noncurrent Assets, Net” on the condensed balance sheets

Revolving Credit Facility

In February 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced its previous revolving credit facility with a syndicated facility.  The Revolving Credit Facility, which is secured by substantially all of the Company’s assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At March 31, 2017, the facility amount was $750.0 million, the borrowing base was $350.0 million and there was a $134.0 million outstanding balance, leaving $216.0 million of borrowing capacity available under the facility. On May 4, 2017, the Company completed the semi-annual redetermination under the Revolving Credit Facility, with the borrowing base established at $325.0 million.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for unscheduled event-driven redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined in the credit agreement) plus a spread ranging from 1.0% to 2.0% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined in the credit agreement) plus a spread ranging from 2.0% to 3.0%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At March 31, 2017, the commitment fee was 0.375% and the interest rate margin was 2.25% on LIBOR loans and 1.25% on base rate loans.  At March 31, 2017, the Company had a borrowing base of $350.0 million with $134.0 million of LIBOR loans issued under the Revolving Credit Facility at a weighted average interest rate of 3.24%.

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of its business or operations, merge, consolidate, make investments, or maintain excess cash liquidity.  In addition, the Company is required to maintain a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0, a ratio of secured debt to EBITDAX (as defined in the credit agreement) of no greater than 2.5 to 1.0 and a ratio of EBITDAX (as defined in the credit agreement) to interest expense (as defined in the credit agreement) of no less than 1.5 to 1.0. The Company was in compliance with the financial covenants of the Revolving Credit Facility at March 31, 2017. Effective May 4, 2017, the schedule of the minimum ratio of EBITDAX to interest expense the Company is required to maintain is as follows:

Measurement Period	Minimum ratio of EBITDAX to Interest Expense
12 months ended March 31, 2017	1.50 to 1.00
12 months ending June 30, 2017	1.50 to 1.00
12 months ending September 30, 2017	1.50 to 1.00
12 months ending December 31, 2017	1.50 to 1.00
12 months ending March 31, 2018	1.50 to 1.00
12 months ending June 30, 2018 and beyond	1.75 to 1.00

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

Common Stock

The following is a schedule of changes in the number of shares of common stock outstanding during the three months ended March 31, 2017 and the year ended December 31, 2016:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Beginning Balance	63,259,781	63,120,384
Restricted Stock Grants (Note 6)	354,123	2,109,814
Other Surrenders	(145,946)	(375,875)
Other	(85,383)	(1,594,542)
Ending Balance	63,382,575	63,259,781

2017 Activity

During the three months ended March 31, 2017, 145,946 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $0.4 million, which is based on the market prices on the dates the shares were surrendered.

During March 2017, 85,383 shares of common stock were forfeited by our interim Chief Executive Officer and Chief Financial Officer in connection with a performance-based vesting metric that was not achieved under a restricted stock award.

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the three months ended March 31, 2017 and March 31, 2016, the Company did not repurchase shares of its common stock under the stock repurchase program.  The Company’s accounting policy upon the repurchase of shares is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

NOTE 6     STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

The Company maintains its 2013 Incentive Plan (the “2013 Plan”) to provide a means whereby the Company may be able, by granting equity and other types of awards, to attract, retain and motivate capable and loyal employees, non-employee directors, consultants and advisors of the Company, for the benefit of the Company and its shareholders.  In May 2016, the Company’s shareholders approved an amendment to the 2013 Plan to increase the number of shares available for awards under the 2013 Plan by 1.6 million shares. As of March 31, 2017, there were 3,224,319 shares available for future awards under the 2013 Plan.

Restricted Stock Awards

During the three months ended March 31, 2017, the Company issued 354,123 restricted shares of common stock under the 2013 Plan as compensation to officers, employees and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than April 2020.  As of March 31, 2017, there was approximately $4.9 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over a weighted-average period of approximately 2.3 years.  The Company has historically assumed a zero percent forfeiture rate, thus recognizing forfeitures as they occur, for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Number of Shares	Weighted-Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at Beginning of Period	1,905,104	$4.59
Shares Granted	354,123	2.60
Lapse of Restrictions	(336,022)	6.38
Shares Forfeited	(85,383)	4.09
Restricted Shares Outstanding at End of Period	1,837,822	$5.03

Stock Option Awards

The following table reflects the outstanding stock option awards and the activity related thereto for the three months ended March 31, 2017:

	Stock Option Awards (1)	Weighted-Average Exercise Price	Weighted Average Contractual Term
Outstanding as of 12/31/2016	391,872	$3.66	2.9
Granted	—	—
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Outstanding of as 3/31/2017	391,872	$3.66	2.7
____________
(1) All of the stock options outstanding were vested and exercisable at the end of the period.

Performance Equity Awards

The Company has granted performance equity awards under its 2017 Long Term Incentive Program to certain officers.  The awards are subject to market conditions that are based on the Company’s 2017 total shareholder return on both an absolute and relative basis.  Depending on the Company’s stock price performance, on both an absolute basis and on a relative basis compared to the defined peer group, the award recipients may earn between 0% and 150% of their 2017 base salaries, with any such amounts expected to be settled in restricted shares of the Company’s common stock that will vest over a three-year service-based period beginning in 2018.

The Company used a Monte Carlo simulation model to estimate the fair value of the awards based on the expected outcome of the Company’s stock price performance, on both an absolute basis and on a relative basis compared to the defined peer group, using key valuation assumptions.  The assumptions used for the Monte Carlo model to determine the fair value of the awards and associated compensation expense included a forecast period for the relevant stock price period in 2017, a risk-free interest rate of 0.97% and 80.0% for the Company’s stock price volatility.

The maximum value of the performance shares issuable if all participants earned the maximum award would total $1.3 million.  For the three months ended March 31, 2017 and 2016, the Company recorded $9,044 and $47,402 of compensation expense related to these performance equity awards, respectively.

NOTE 7     RELATED PARTY TRANSACTIONS

Michael Frantz, a member of the Company’s board of directors since August 2016, is the Vice President, Investments of TRT Holdings, Inc. Michael Popejoy, a member of the Company’s board of directors since January 2017, is the Senior Vice President of Energy for TRT Holdings, Inc. TRT Holdings and its affiliates (collectively, “TRT”) are significant common stockholders of the Company and also a holder of the Company’s 8% senior unsecured notes, due 2020 (the “Notes”). The Company believes TRT owned in excess of $200 million aggregate principal amount of the Notes at March 31, 2017. The principal amounts of any Notes held by TRT are included in the Company’s long-term debt balances, and the Company’s interest expense includes interest attributable to any Notes held by TRT.

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

NOTE 9     INCOME TAXES

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates.  A valuation allowance for the Company’s deferred tax assets is established if, in management’s opinion, it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors.  At March 31, 2017, a valuation allowance of $334.8 million had been provided for our net deferred tax assets based on the uncertainty regarding whether these assets may be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The income tax provision (benefit) for the three months ended March 31, 2017 and 2016 consists of the following:

	Three Months Ended March 31,
	2017	2016
Current Income Tax Benefit	$—	$—
Deferred Income Tax Benefit
Federal	5,950,000	(41,820,000)
State	536,000	(3,638,000)
Valuation Allowance	(6,486,000)	45,458,000
Total Income Tax Benefit	$—	$—

Income tax provision (benefit) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any unusual or infrequently occurring items that are recorded in the interim period.  The provision for the three month periods ended March 31, 2017, presented above, differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes.  The lower effective tax rate in 2017 and 2016 relates to the valuation allowance placed on the net deferred tax assets in the second quarter of 2015, in addition to state income taxes and estimated permanent differences.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three months ended March 31, 2017 and 2016, the Company did not recognize any interest or penalties in its condensed statements of operations, nor did it have any interest or penalties accrued in its condensed balance sheet at March 31, 2017 and December 31, 2016 relating to unrecognized benefits.

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

	Fair Value Measurements at March 31, 2017 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps and collars)	$—	$3,671,684	$—
Commodity Derivatives – Noncurrent Asset (crude oil swaps and collars)	—	2,058,303	—
Commodity Derivatives – Current Liabilities (crude oil swaps)	—	(408,822)	—
Total	$—	$5,321,165	$—

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps)	$—	$4,517	$—
Commodity Derivatives – Current Liabilities (crude oil swaps and collars)		(10,001,564)
Commodity Derivatives – Noncurrent Liabilities (crude oil swaps)	—	(1,738,329)	—
Total	$—	$(11,735,376)	$—

The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include crude oil swaps, collars, and swaptions (see Note 11).  The fair value of the Company’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of all derivative contracts is reflected on the condensed balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Fair Value of Other Financial Instruments

The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

The carrying amount of the Company’s long-term debt reported in the condensed balance sheet at March 31, 2017 is $823.5 million, which includes $689.5 million of senior unsecured notes including a net discount of $1.6 million and $134.0 million of borrowings under the Company’s revolving credit facility (see Note 4).  The fair value of the Company’s senior unsecured notes, which are publicly traded, is $604.3 million at March 31, 2017.  The Company’s revolving credit facility approximates its fair value because of its floating rate structure.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred during the three months ended March 31, 2017 were approximately $0.1 million.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the three months ended March 31, 2017.

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

	Three Months Ended March 31,
	2017	2016
Cash Received (Paid) on Derivatives	$(95,659)	$25,446,900
Non-Cash Gain (Loss) on Derivatives	17,056,542	(21,983,017)
Gain on Derivative Instruments, Net	$16,960,883	$3,463,883

The Company has master netting agreements on individual crude oil contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

The following table reflects open commodity swap contracts as of March 31, 2017, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price ($)
Swaps-Crude Oil
04/01/17 – 06/30/17	180,000	50.00
04/01/17 – 06/30/17	90,000	50.01
04/01/17 – 06/30/17	90,000	49.99
04/01/17 – 06/30/17(1)	30,000	55.20
04/01/17 – 12/31/17	270,000	54.20
04/01/17 – 12/31/17	180,000	53.25
04/01/17 – 12/31/17	275,000	54.10
07/01/17 – 12/31/17	240,000	52.75
07/01/17 – 12/31/17	120,000	52.75
07/01/17 – 12/31/17	120,000	53.50
07/01/17 – 12/31/17	60,000	54.60
07/01/17 – 12/31/17	120,000	51.75
07/01/17 – 12/31/17	120,000	53.75
01/01/18 – 09/30/18	270,000	54.00
01/01/18 – 09/30/18	270,000	54.00
01/01/18 – 09/30/18	273,000	55.20

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

The following table reflects the weighted average price of open commodity swap derivative contracts as of March 31, 2017, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2017	1,895,000	52.82
2018	813,000	54.40

In addition to the open commodity swap contracts the Company has entered into costless collars. The costless collars are used to establish floor and ceiling prices on anticipated crude oil production. There were no premiums paid or received by the Company related to the costless collar agreements. The following table reflects open costless collar agreements as of March 31, 2017.

Settlement Period	Oil (Barrels)	Floor/Ceiling Price ($)	Basis
04/01/17 – 12/31/17	135,000	$50.00/$60.00	NYMEX
04/01/17 – 12/31/17	90,000	$50.00/$60.15	NYMEX
01/01/18 – 12/31/18	360,000	$50.00/$60.25	NYMEX

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at March 31, 2017 and December 31, 2016, respectively.  Certain amounts may be presented on a net basis on the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

Type of Crude Oil Contract	Balance Sheet Location	March 31, 2017 Estimated Fair Value	December 31, 2016 Estimated Fair Value
Derivative Assets:
Swap Contracts	Current Assets	$3,182,425	$20,962
Costless Collar Contracts	Current Assets	605,184	—
Swap Contracts	Noncurrent Assets	1,362,763	—
Costless Collar Contracts	Noncurrent Assets	695,540	—
Total Derivative Assets		$5,845,912	$20,962

Derivative Liabilities:
Swap and Swaption Contracts	Current Liabilities	$(524,747)	$(9,862,215)
Costless Collar Contracts	Current Liabilities	—	(155,794)
Swap Contracts	Noncurrent Liabilities	—	(1,738,329)
Total Derivative Liabilities		$(524,747)	$(11,756,338)

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

	Estimated Fair Value at March 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$3,787,609	$(115,925)	$3,671,684
Noncurrent Assets	2,058,303	—	2,058,303
Total Derivative Assets	$5,845,912	$(115,925)	$5,729,987

Offsetting of Derivative Liabilities:
Current Liabilities	$(524,747)	$115,925	$(408,822)
Noncurrent Liabilities	—	—	—
Total Derivative Liabilities	$(524,747)	$115,925	$(408,822)

	Estimated Fair Value at December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$20,962	$(16,445)	$4,517
Non-Current Assets	—	—	—
Total Derivative Assets	$20,962	$(16,445)	$4,517

Offsetting of Derivative Liabilities:
Current Liabilities	$(10,018,009)	$16,445	$(10,001,564)
Non-Current Liabilities	(1,738,329)	—	(1,738,329)
Total Derivative Liabilities	$(11,756,338)	$16,445	$(11,739,893)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with counterparties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of March 31, 2017.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at March 31, 2017 and December 31, 2016.

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

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results described in these statements. You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as updated by subsequent reports we file with the SEC (including this report), which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

The following discussion should be read in conjunction with the Condensed Financial Statements and Accompanying Notes appearing elsewhere in this report.

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties, primarily in the Bakken and Three Forks formations within the Williston Basin in North Dakota and Montana.  We believe the location, size and concentration of our acreage position in one of North America’s leading unconventional oil-resource plays will provide drilling and development opportunities that result in significant long-term value.  Our primary focus is oil exploration and production through non-operated working interests in wells drilled and completed in spacing units that include our acreage.  Using this strategy, we had participated in 2,973 gross (214.6 net) producing wells as of March 31, 2017.

Our average daily production in the first quarter of 2017 was approximately 13,299 Boe per day, of which approximately 85% was oil. Low commodity prices have reduced our development activities and caused our capital expenditures to be reduced by 76% in 2015 and 34% in 2016, compared in each case to the prior year, which has lowered the number of new wells that we have placed into production. As of April 24, 2017, there were 48 active rigs operating in North Dakota, which is a 43% decrease in the number of active rigs as compared to the same date in 2015. The reduction in rig count and our reduced development spending have reduced our number of new well additions and these lower activity levels have not been able to offset the natural decline of our production base. In the twelve-month period ended March 31, 2017, we added 9.7 net wells to production, which compares to 15.0 net wells added in the twelve-month period ended March 31, 2016. The foregoing factors caused our production levels in the first quarter of 2017 to be approximately 3% lower than the same period a year ago. During the three months ended March 31, 2017, we participated in the drilling of 62 gross (2.0 net) wells that were completed and added to production.

As of March 31, 2017, we leased approximately 151,672 net acres, of which 100% were located in the Williston Basin of North Dakota and Montana.  During the quarter ended March 31, 2017, we acquired approximately 371 net mineral acres at an average cost of approximately $607 per net acre.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the first quarter of 2017 was $8.06 per barrel, as compared to $9.02 per barrel in the first quarter of 2016. Fluctuations in our oil price differential are due to several factors such as takeaway capacity relative to production levels in the Williston Basin and seasonal refinery maintenance temporarily depressing crude demand.  As the rail capacity continues to increase and planned pipeline expansions are completed, we believe the oil price differentials will improve.

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

Given the significant decline in oil and gas prices that began in the second half of 2014, drilling activity in the Williston Basin has significantly reduced.  As of April 24, 2017, there were 48 active rigs operating in North Dakota, which is a 43% decrease in the number of active rigs as compared to the same date in 2015.  The declines in drilling activity and commodity prices have lowered drilling costs.  During the first three months of 2017, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $6.6 million, compared to $7.0 million for the wells we elected to participate in during 2016.

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

Prices for various quantities of natural gas, natural gas liquids (“NGLs”) and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$3.06	$1.98
Oil (per Bbl)	$51.78	$33.63
________________

(a)	Based on average NYMEX closing prices.

Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels.  Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or natural gas prices has adversely affected our business and may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.  Also, lower oil and natural gas prices may reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves. For the three months ended March 31, 2017, the average NYMEX pricing was $51.78 per barrel of oil or 54% higher than the average NYMEX price per barrel for the comparable period in 2016.  Although oil and natural gas prices have increased, our realized oil price after reflecting settled derivatives was lower in the first quarter of 2017 than in the first quarter of 2016 due to lower settlement prices on our derivatives in 2017. During the first quarter of 2017, our cash derivatives settlements decreased our average realized price per barrel of oil by $0.09. That compares to the first quarter of 2016, when our cash derivatives settlements increased our average realized price per barrel of oil by $22.97.

At March 31, 2017, we have hedged 1.9 million barrels of oil under swaps at an average price of $52.82 per barrel for the remainder of 2017 and 0.8 million barrels of oil under swaps at an average price of $54.40 per barrel in 2018. Additionally, as of March 31, 2017, we have hedged 0.2 million barrels of oil under costless collars arrangements for the remainder of 2017 with an average floor price of $50.00 per barrel and an average ceiling price of $60.06 per barrel and 0.4 million barrels of oil in 2018 with an average floor price of $50.00 per barrel and an average ceiling price of $60.25 per barrel.

Results of Operations for the Three Months Ended March 31, 2017 and March 31, 2016

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended March 31,
	2017	2016	% Change
Net Production:
Oil (Bbl)	1,014,095	1,107,989	(8)%
Natural Gas and NGLs (Mcf)	1,096,971	751,424	46%
Total (Boe)	1,196,924	1,233,227	(3)%

Net Sales:
Oil Sales	$44,339,147	$27,263,496	63%
Natural Gas and NGL Sales	4,509,075	1,103,845	308%
Gain (Loss) on Derivative Instruments, Net	16,960,883	3,463,883	390%
Other Revenue	7,742	5,012	54%
Total Revenues	65,816,847	31,836,236	107%

Average Sales Prices:
Oil (per Bbl)	$43.72	$24.61	78%
Effect of (Loss) Gain on Settled Derivatives on Average Price (per Bbl)	(0.09)	22.97	—%
Oil Net of Settled Derivatives (per Bbl)	43.63	47.58	(8)%
Natural Gas and NGLs (per Mcf)	4.11	1.47	180%
Realized Price on a Boe Basis Including all Realized Derivative Settlements	40.73	43.64	(7)%

Operating Expenses:
Production Expenses	$11,674,348	$11,959,260	(2)%
Production Taxes	4,461,265	2,766,899	61%
General and Administrative Expense	3,608,943	4,337,402	(17)%
Depletion, Depreciation, Amortization and Accretion	12,828,143	17,846,089	(28)%

Costs and Expenses (per Boe):
Production Expenses	$9.75	$9.70	1%
Production Taxes	3.73	2.24	67%
General and Administrative Expense	3.02	3.52	(14)%
Depletion, Depreciation, Amortization and Accretion	10.72	14.47	(26)%
Net Producing Wells at Period End	214.6	207.3	4%

Oil and Natural Gas Sales

In the first three months of 2017, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 72% as compared to the first three months of 2016, driven by a 77% increase in realized prices, excluding the effect of settled derivatives, which was partially offset by a 3% decrease in production. The higher average realized price in the first three months of 2017 as compared to the same period in 2016 was principally driven by higher average NYMEX oil and natural gas prices and a lower oil price differential. Oil price differential during the first three months of 2017 was $8.06 per barrel, as compared to $9.02 per barrel in the first three months of 2016.

As discussed above, we add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells.  Low commodity prices have reduced our development activities and caused our capital expenditures to be reduced by 76% in 2015 and 34% in 2016, compared in each case to the prior year, which has lowered the number of new wells that we have placed into production. Although the per well productivity on our wells has improved, that was more than offset by the natural decline of oil and gas production in the first three months of 2017, and as a result our production declined by 3% in the first quarter of 2017 compared to the same period of 2016.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production. Our gain (loss) on derivative instruments, net was a gain of $17.0 million in the first three months of 2017, compared to a gain of $3.5 million in the first three months of 2016. Gain (loss) on derivative instruments, net is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period end.

For the first three months of 2017, we realized a loss on settled derivatives of $0.1 million, compared to a $25.5 million gain for the first three months of 2016. The decrease in settled derivatives in the first three months of 2017 as compared to the first three months of 2016 was due to lower settlement prices on our hedged volumes and higher average NYMEX oil prices in the first three months of 2017 compared to the same period of 2016. During the first three months of 2017, the derivative settlements included 0.6 million barrels of oil at an average settlement price of $51.74 per barrel as compared to the first three months of 2016 which included 0.5 million barrels of oil at an average settlement price of $90.00 per barrel. The average NYMEX oil price for the first three months of 2017 was $51.78 compared to $33.63 for the first three months of 2016. Our average realized price (including all cash derivative settlements) in the first three months of 2017 was $40.73 per Boe compared to $43.64 per Boe in the first three months of 2016. The gain (loss) on settled derivatives decreased our average realized price per Boe by $0.08 in the first three months of 2017 and increased our average realized price per Boe by $20.63 in the first three months of 2016.

Mark-to-market derivative gains and losses was a gain of $17.1 million in the first three months of 2017, compared to a loss of $22.0 million in the first three months of 2016. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Any gains on our derivatives are expected to be offset by lower wellhead revenues in the future, and any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At March 31, 2017, all of our derivative contracts were recorded at their fair value, which was a net asset of $5.3 million, an increase of $17.0 million from the $11.7 million net liability recorded as of December 31, 2016. The increase in the net asset at March 31, 2017 as compared to December 31, 2016 was primarily due to an increase in the forward oil price on open oil derivative contracts, which was partially offset by settlements of derivative instruments since December 31, 2016.

Production Expenses

Production expenses were $11.7 million in the first three months of 2017 compared to $12.0 million in the first three months of 2016. On a per unit basis, production expenses increased to $9.75 per Boe in the first three months of 2017, compared to $9.70 per Boe in the first three months of 2016. This increase was due to a 3% decline in production levels over which fixed costs are spread, partially offset by a reduction in the aggregate dollar amount of production expenses. On an absolute dollar basis, our production expenses in the first three months of 2017 were 2% lower when compared to the first three months of 2016 due primarily to lower contract labor and maintenance costs, which was partially offset by a 4% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $4.5 million in the first three months of 2017 compared to $2.8 million in the first three months of 2016. The increase is due to higher commodity prices, which substantially increased our oil and natural gas sales in the first three months of 2017 as compared to the first three months of 2016. As a percentage of oil and natural gas sales, our production taxes were 9.1% and 9.8% in the first three months of 2017 and 2016, respectively. This decrease in production tax rates is due to a change in our sales mix. Production taxes on natural gas and NGL sales are at a lower percentage than that of crude oil sales. Our crude oil sales represented 91% of oil and gas sales in the first three months of 2017 compared to 96% in the first three months of 2016.

General and Administrative Expenses

General and administrative expense was $3.6 million in the first three months of 2017 compared to $4.3 million in the first three months of 2016. The decrease was due to a $1.0 million reduction in compensation expenses, primarily driven by a decrease in incentive compensation and lower non-cash share-based compensation expense, partially offset by a $0.3 million increase in legal and other professional fees.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $12.8 million in the first three months of 2017 compared to $17.8 million in the first three months of 2016. Depletion expense, the largest component of DD&A, decreased by $5.0 million in the first three months of 2017 compared to the first three months of 2016. The aggregate decrease in depletion expense was driven by a 26% decrease in the depletion rate per Boe, as well as a 3% decrease in production levels. On a per unit basis, depletion expense was $10.58 per Boe in the first three months of 2017 compared to $14.35 per Boe in the first three months of 2016. The 2017 depletion rate per Boe was lower due to the impairment of oil and natural gas properties in 2016, which lowered the depletable base. Depreciation, amortization and accretion was $0.2 million and $0.1 million in the first three months of 2017 and 2016, respectively. The following table summarizes DD&A expense per Boe for the first three months of 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Depletion	$10.58	$14.35	$(3.77)	(26)%
Depreciation, Amortization and Accretion	0.14	0.12	0.02	17
Total DD&A Expense	$10.72	$14.47	$(3.75)	(26)%

Impairment of Oil and Natural Gas Properties

There was no impairment charge for the first three months of 2017. As a result of low prevailing commodity prices and their effect on the proved reserve values of our properties, we recorded a non-cash ceiling test impairment of $104.3 million for the first three months of 2016. The impairment charge affected our reported net income in 2016 but did not reduce our cash flow.

Depending on future commodity prices levels, the trailing twelve-month average price used in the ceiling calculation may decline, which could cause additional future write downs of our oil and natural gas properties. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analysis in future periods.

Interest Expense

Interest expense, net of capitalized interest, was $16.3 million for the first three months of 2017 compared to $16.1 million in the first three months of 2016. The increase in interest expense for the first three months of 2017 compared to the first three months of 2016 was primarily due to a higher average cost of borrowing between periods.

Income Tax Provision

During the first three months of 2017 and 2016, no income tax expense (benefit) was recorded on the income (loss) before income taxes due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization. For further discussion of our valuation allowance, see Note 9 to our financial statements.

Non-GAAP Financial Measures

We define Adjusted Net Income (Loss) as net income (loss) excluding (i) (gain) loss on the mark-to-market of derivative instruments, net of tax, (ii) impairment of oil and natural gas properties, net of tax, and (iii) write-off of debt issuance costs, net of tax. Our Adjusted Net Income (Loss) for the first quarter of 2017 was a loss of $0.1 million (representing approximately $0.00 per diluted share), compared to income of $0.5 million (representing approximately $0.01 per diluted share) for the first quarter of 2016. The decrease in Adjusted Net Income (Loss) is primarily due to lower realized commodity prices (after the effect of settled derivatives) and lower production levels.

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization and accretion, (iv) (gain) loss on the mark-to-market of derivative instruments, (v) non-cash share based compensation expense, (vi) write-off of debt issuance costs and (vii) impairment of oil and natural gas properties. Adjusted EBITDA for the first quarter of 2017 was $29.6 million, compared to Adjusted EBITDA of $36.2 million for the first quarter of 2016. The decrease in Adjusted EBITDA is primarily due to lower realized commodity prices (after the effect of settled derivatives) and lower production levels.

Management believes the use of these non-GAAP financial measures provides useful information to investors to gain an overall understanding of our current financial performance.  Specifically, management believes the non-GAAP financial measures included herein provide useful information to both management and investors by excluding certain expenses and unrealized commodity gains and losses that our management believes are not indicative of our core operating results.  In addition, these non-GAAP financial measures are used by management for budgeting and forecasting as well as subsequently measuring our performance, and we believe that we are providing investors with financial measures that most closely align to our internal measurement processes.  Management considers these non-GAAP measures to be useful in evaluating our core operating results as they more closely reflect our essential revenue generating activities and direct operating expenses (resulting in cash expenditures) needed to perform these revenue generating activities.  Our management also believes, based on feedback provided by the investment community, that the non-GAAP financial measures are necessary to allow the investment community to construct its valuation models to better compare our results with our competitors and market sector.

These measures should be considered in addition to results prepared in accordance with GAAP.  In addition, these non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles.  Management believes that non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures.

Adjusted Net Income (Loss) and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to the most directly comparable GAAP measure is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended March 31,
	2017	2016
Net Income (Loss)	$16,940,523	$(126,565,754)
Add:
Impact of Selected Items:
(Gain) Loss on the Mark-to-Market of Derivative Instruments	(17,056,542)	21,983,017
Write-off of Debt Issuance Costs	—	1,089,507
Impairment of Oil and Natural Gas Properties	—	104,311,122
Selected Items, Before Income Taxes	(17,056,542)	127,383,646
Income Tax of Selected Items(1)	46,656	(272,729)
Selected Items, Net of Income Taxes	(17,009,886)	127,110,917
Adjusted Net Income (Loss)	$(69,363)	$545,163

Weighted Average Shares Outstanding – Basic	61,446,156	60,964,029
Weighted Average Shares Outstanding – Diluted	61,972,123	61,543,796

Net Income (Loss) Per Common Share – Basic	$0.28	$(2.08)
Add:
Impact of Selected Items, Net of Income Taxes	(0.28)	2.09
Adjusted Net Income (Loss) Per Common Share – Basic	$—	$0.01

Net Income (Loss) Per Common Share – Diluted	$0.27	$(2.06)
Add:
Impact of Selected Items, Net of Income Taxes	(0.27)	2.07
Adjusted Net Income (Loss) Per Common Share – Diluted	$—	$0.01

______________

(1)
For the 2017 column, this represents a tax impact using an estimated tax rate of 38.3%, which includes a $6.5 million adjustment for a reduction in valuation allowance for the three months ended March 31, 2017. For the 2016 column, this represents a tax impact using an estimated tax rate of 35.9%, which includes a $45.5 million adjustment for a change in valuation allowance for the three months ended March 31, 2016.

Reconciliation of Adjusted EBITDA

	Three Months Ended March 31,
	2017	2016
Net Income (Loss)	$16,940,523	$(126,565,754)
Add:
Interest Expense	16,303,805	16,098,682
Income Tax Benefit	—	—
Depreciation, Depletion, Amortization and Accretion	12,828,143	17,846,089
Impairment of Oil and Natural Gas Properties	—	104,311,122
Non-Cash Share Based Compensation	622,622	1,391,793
Write-off of Debt Issuance Costs	—	1,089,507
(Gain) Loss on the Mark-to-Market of Derivative Instruments	(17,056,542)	21,983,017
Adjusted EBITDA	$29,638,551	$36,154,456

Liquidity and Capital Resources

Overview

Our main sources of liquidity and capital resources as of the date of this report have been internally generated cash flow from operations, proceeds from senior unsecured notes, credit facility borrowings and cash settlements of derivative contracts.  Our primary uses of capital have been for the acquisition and development of our oil and natural gas properties.  We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 85% and 90% of our total production volumes in the first quarter of 2017 and 2016, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We partially mitigate volatility in the price of crude oil by entering into hedging arrangements with respect to a portion of our expected oil production.

In 2016, we settled derivative swap contracts of 1.8 million barrels of oil, which represented 42% of our oil production, at an average price of $77.50. In the first three months of 2017, we settled derivative swap contracts of 0.6 million barrels of oil at an average price of $51.74 and costless collars hedging 0.1 million barrels of oil at an average floor price of $50.00 and an average ceiling price of $60.06, which combined represented approximately 70% of our oil production.

As of March 31, 2017, we have derivative swap contracts hedging 1.9 million barrels of oil for the remainder of 2017 at an average price of $52.82 per barrel and 0.8 million barrels of oil in 2018 at an average price of $54.40 per barrel, and we have derivative costless collar contracts hedging 0.2 million barrels of oil in 2017 with an average floor price of $50.00 and an average ceiling price of $60.06 and 0.4 million barrels of oil in 2018 with an average floor price of $50.00 and an average ceiling price of $60.25 (see Note 11 to our financial statements).

Our amended and restated credit agreement governing our revolving credit facility (the “Revolving Credit Facility”) has a maximum facility size of $750.0 million, subject to a semi-annual borrowing base redetermination in April and October of each year and unscheduled, event-driven redeterminations.  At March 31, 2017, we had $134.0 million of borrowings on the Revolving Credit Facility and a borrowing base of $350.0 million, leaving $216.0 million of borrowing availability.  Additionally, we have $700 million aggregate principal amount of outstanding 8.000% senior unsecured notes due June 1, 2020 (the “Notes”).

With cash flow from operations coupled with our Revolving Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. Any significant acquisition of additional properties or significant increase in drilling activity may require us to seek additional capital. We may also choose to seek additional financing from the capital markets rather than utilize our Revolving Credit Facility to fund such activities. We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all.

We continually seek to maintain a financial profile that provides operational flexibility. However, as evidenced by the decline in our realized prices used in our December 31, 2016 reserve report compared to our December 31, 2015 reserve report, the decrease in oil, NGL and natural gas prices may have a negative impact on our ability to raise additional capital and/or maintain our desired levels of liquidity. At March 31, 2017, we had $823.5 million of total debt outstanding, $470.1 million of stockholders’ deficit, and $5.5 million of cash on hand. Additionally, at March 31, 2017, we had $216.0 million of borrowing availability under our Revolving Credit Facility. At December 31, 2016, we had $832.6 million of debt outstanding, $487.4 million of stockholders’ deficit and $6.5 million of cash on hand.

The significantly lower oil price environment that we have experienced since late 2014 has substantially decreased our cash flows from operating activities. Sustained low oil prices could significantly reduce or eliminate our planned capital expenditures. If production is not replaced through the acquisition or drilling of new wells our production levels will lower due to the natural decline of production from existing wells. Reduced production levels combined with low commodity prices would lower cash flow from operations and could adversely affect our ability to meet our Revolving Credit Facility covenant requirements, which require us to maintain certain levels of working capital, as well as interest expense and secured debt coverage ratios. While we are currently in compliance with our financial covenants under the Revolving Credit Facility at March 31, 2017, there is no assurance we will be able to maintain compliance in the future.

Low commodity prices have reduced our development activities and caused our capital expenditures to be reduced by 76% in 2015 and 34% in 2016, compared in each case to the prior year. During the three months ended March 31, 2017, our cash flow exceeded capital expenditures and these excess cash flows were used to reduce outstanding borrowings under our credit facility by $10.0 million as of March 31, 2017 compared to December 31, 2016. While lower commodity prices could reduce our future borrowing capacity, with over 85% of the December 31, 2016 PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to fund our development plan. Our recent capital commitments have been to fund drilling in the Williston Basin and, to a lesser extent, fund acreage acquisitions. Our strategy is to continue to (1) maintain adequate liquidity and selectively participate in new drilling and completion activities, subject to economic and industry conditions, (2) pursue acquisition and disposition opportunities as available liquidity permits and (3) evaluate various avenues to strengthen our balance sheet and improve our liquidity position. We expect to fund our near-term capital requirements and working capital needs with cash flows from operations and available borrowing capacity under our Revolving Credit Facility. Our capital expenditures could be further curtailed if our cash flows decline from expected levels. Because production from existing oil and natural gas wells declines over time, further reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future.

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

At March 31, 2017, we had a working capital deficit of $40.4 million, compared to a deficit of $30.5 million at December 31, 2016. Current assets increased by $1.3 million and current liabilities increased by $11.1 million at March 31, 2017, compared to December 31, 2016. The increase in current assets is primarily due to higher derivative instrument balances which was partially offset by lower cash and accounts receivable balances in 2017. The increase in our derivative instruments was due to forward crude oil prices which was partially offset by hedging settlements. The reduction in accounts receivable was caused by lower realized commodity prices received on our production. The increase in current liabilities is primarily due to a $14.0 million increase in accrued interest on our senior notes because the interest payments are due in June and December of each year and a $7.5 million increase in our accrued drilling costs as a result of the growth of our in-process well inventory, which was partially offset by the timing of other expenditures and a reduction in derivative instruments due to forward oil prices.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts. Our cash flows from operations also are impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to fund our development activities or reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our Revolving Credit Facility. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under the Revolving Credit Facility. As of March 31, 2017, we had derivative swap contracts hedging 1.9 million barrels of oil for the remainder of 2017 at an average price of $52.82 per barrel and 0.8 million barrels of oil in 2018 at an average price of $54.40 per barrel. Additionally, we had derivative costless collars contracts hedging 0.2 million barrels of oil in 2017 with an average floor price of $50.00 and an average ceiling price of $60.06 and 0.4 million barrels of oil in 2018 with an average floor price of $50.00 and an average ceiling price of $60.25.

Our cash flows for the three months ended March 31, 2017 and 2016 are presented below:

	Three Months Ended March 31,
	2017	2016
	(in thousands, unaudited)
Net Cash Provided by Operating Activities	$29,716	$55,214
Net Cash Used for Investing Activities	(20,271)	(20,058)
Net Cash Used for Financing Activities	(10,412)	(34,159)
Net Change in Cash	$(967)	$997

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 was $29.7 million, compared to $55.2 million in the same period of the prior year. This decrease was due to lower realized prices (including the effect of settled derivatives), reduced production levels and higher interest costs. Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our statements of cash flows) in the three months ended March 31, 2017 was an increase of $15.2 million compared to an increase of $33.4 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the three months ended March 31, 2017 and 2016 was $20.3 million and $20.1 million, respectively. The increase in cash used in investing activities for the first three months of 2017 as compared to the same period of 2016 was attributable to slightly higher oil and gas spending. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $57.1 million and $56.8 million at March 31, 2017 and 2016, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the three months ended March 31, 2017, our capitalized costs incurred for oil and natural gas properties (e.g., drilling and completion costs and other capital expenditures) amounted to $27.3 million, while the actual cash spend in this regard amounted to $20.3 million.

Development and acquisition activities are highly discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the three months ended March 31, 2017 and 2016 are summarized in the following table:

	Three Months Ended March 31,
	2017	2016
	(in millions, unaudited)
Drilling and Completion Costs	$19.7	$18.1
Acreage and Related Activities	0.5	1.5
Other Capital Expenditures	0.1	0.5
Total	$20.3	$20.1

Cash Flows from Financing Activities

Net cash used for financing activities was $10.4 million and $34.2 million during the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, cash used for financing activities was primarily related to repayments of our Revolving Credit Facility. Our long term debt at March 31, 2017 was $823.5 million, which was comprised of $689.5 million in senior unsecured notes and $134.0 million of borrowings under our Revolving Credit Facility. As of March 31, 2017, we had $216.0 million of available borrowing capacity under our Revolving Credit Facility.

Revolving Credit Facility

In February 2012, we entered into an amended and restated credit agreement providing for our Revolving Credit Facility, which replaced our previous revolving credit facility with a syndicated facility. The Revolving Credit Facility, which is secured by substantially all of our assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base. At March 31, 2017, the facility amount was $750 million, we had a borrowing base of $350.0 million and $134.0 million of borrowings on the Revolving Credit Facility. On May 4, 2017, we completed the semi-annual redetermination under the Revolving Credit Facility, with the borrowing base established at $325.0 million.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined in the credit agreement) plus a spread ranging from 1.0% to 2.0% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined in the credit agreement) plus a spread ranging from 2.0% to 3.0%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At March 31, 2017, the commitment fee was 0.375% and the interest rate margin was 2.25% on LIBOR loans and 1.25% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit our ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, make investments, or maintain excess cash liquidity.  In addition, as of March 31, 2017, we were required to maintain a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0, a ratio of secured debt to EBITDAX (as defined in the credit agreement) of no greater than 2.5 to 1.0 and a ratio of EBITDAX (as defined in the credit agreement) to interest expense (as defined in the credit agreement) of no less than 1.5 to 1.0. The minimum ratio of EBITDAX to interest expense that we are required to maintain changes over time (See Note 4 to our financial statements). We were in compliance with our financial covenants under the Revolving Credit Facility at March 31, 2017.

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

Contractual Obligations and Commitments

Our material long-term debt obligations, capital lease obligations and operating lease obligations or purchase obligations as of December 31, 2016 are included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Significant Accounting Policies

Our critical accounting policies involving significant estimates include impairment testing of natural gas and crude oil production properties, asset retirement obligations, revenue recognition, derivative instruments and hedging activity, and income taxes.  There were no material changes in our critical accounting policies involving significant estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

A description of our critical accounting policies was provided in Note 2 to our financial statements provided in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and, except as set forth below, have not materially changed since that report was filed.

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

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under our Revolving Credit Facility.  As of March 31, 2017, we have entered into derivative swap agreements covering 1.9 million barrels for the remainder of 2017 and 0.8 million barrels in 2018. Additionally, as of March 31, 2017, we have hedged 0.2 million barrels of oil under costless collar arrangements for the remainder of 2017 with an average floor price of $50.00 per barrel and an average ceiling price of $60.06 per barrel and 0.4 million barrels of oil in 2018 with an average floor price of $50.00 per barrel and an average ceiling price of $60.25 per barrel.

The following table reflects open commodity swap contracts as of March 31, 2017, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price ($)
Swaps-Crude Oil
04/01/17 – 06/30/17	180,000	50.00
04/01/17 – 06/30/17	90,000	50.01
04/01/17 – 06/30/17	90,000	49.99
04/01/17 – 06/30/17(1)	30,000	55.20
04/01/17 – 12/31/17	270,000	54.20
04/01/17 – 12/31/17	180,000	53.25
04/01/17 – 12/31/17	275,000	54.10
07/01/17 – 12/31/17	240,000	52.75
07/01/17 – 12/31/17	120,000	52.75
07/01/17 – 12/31/17	120,000	53.50
07/01/17 – 12/31/17	60,000	54.60
07/01/17 – 12/31/17	120,000	51.75
07/01/17 – 12/31/17	120,000	53.75
01/01/18 – 09/30/18	270,000	54.00
01/01/18 – 09/30/18	270,000	54.00
01/01/18 – 09/30/18	273,000	55.20
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

The following table reflects the weighted average price of open commodity swap derivative contracts as of March 31, 2017, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2017	1,895,000	52.82
2018	813,000	54.40
2019 and beyond	—	—

The following table reflects open costless collar agreements as of March 31, 2017.

Settlement Period	Oil (Barrels)	Floor/Ceiling Price ($)	Basis
04/01/17 – 12/31/17	135,000	$50.00/$60.00	NYMEX
04/01/17 – 12/31/17	90,000	$50.00/$60.15	NYMEX
01/01/18 – 12/31/18	360,000	$50.00/$60.25	NYMEX

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement.  During the quarter ended March 31, 2017, we had $141.4 million in average outstanding borrowings under our Revolving Credit Facility at a weighted average rate of 3.0%.  We have the option to designate the reference rate of interest for each specific borrowing under the Revolving Credit Facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate (“LIBOR”) will bear interest at a rate equal to LIBOR plus a spread ranging from 2.0% to 3.0% depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 1.0% to 2.0%, depending on the percentage of borrowing base that is currently advanced.  We have the option to designate either pricing mechanism.  Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

Our Revolving Credit Facility allows us to fix the interest rate of borrowings under it for all or a portion of the principal balance for a period up to three months; however our borrowings are generally withdrawn with interest rates fixed for one month.  Thereafter, to the extent we do not repay the principal, our borrowings are rolled over and the interest rate is reset based on the current LIBOR or prime rate as applicable. As a result, changes in interest rates can impact results of operations and cash flows. A 1% increase in short-term interest rates on our floating-rate debt outstanding at March 31, 2017 would cost us approximately $1.3 million in additional annual interest expense.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of March 31, 2017, our management, including our Chief Financial Officer and interim Chief Executive Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our Chief Financial Officer and interim Chief Executive Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Financial Officer and interim Chief Executive Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
January 1, 2017 to January 31, 2017	5,165	$2.90	—	$ 108.3 million
Month #2
February 1, 2017 to February 28, 2017	3,022	3.50	—	108.3 million
Month #3
March 1, 2017 to March 31, 2017	137,759	2.81	—	108.3 million
Total	145,946	$2.82	—	$ 108.3 million

(1)	All shares purchased reflect shares surrendered in satisfaction of tax obligations in connection with the vesting of restricted stock awards.

(2)
In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million shares of our company’s outstanding common stock.  In total, we have repurchased 3,190,268 shares under this program through March 31, 2017 at a weighted average price of $13.06 per share.

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	May 8, 2017	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk, Chief Financial Officer and Interim Chief Executive Officer

Date:	May 8, 2017	By:	/s/ Chad W. Allen
Chad W. Allen, Chief Accounting Officer

EXHIBIT INDEX
Unless otherwise indicated, all documents incorporated by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 001-33999.

Exhibit No.	Description	Reference
3.1	Amended and Restated Articles of Incorporation of Northern Oil and Gas, Inc. dated June 1, 2016	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2012
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012
4.3	Indenture, dated May 18, 2015, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015
10.1	Agreement, dated January 25, 2017 by and among TRT Holdings, Inc., Cresta Investments, LLC, Cresta Greenwood, LLC, Robert Rowling, Michael Popejoy, Michael Frantz and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2017
12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith
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