Form 10-Q
period 2017-06-30
NORTHERN OIL & GAS, INC.
filed 2017-08-09
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 1, 2017, there were 63,822,028 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2017

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,808,829	$6,486,098
Accounts Receivable, Net	35,984,651	35,840,042
Advances to Operators	1,631,987	1,577,204
Prepaid and Other Expenses	2,905,975	1,584,129
Derivative Instruments	14,935,836	4,517
Income Tax Receivable	1,402,179	1,402,179
Total Current Assets	60,669,457	46,894,169

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	2,487,266,816	2,428,595,048
Unproved	1,939,789	2,623,802
Other Property and Equipment	977,349	977,349
Total Property and Equipment	2,490,183,954	2,432,196,199
Less – Accumulated Depreciation, Depletion and Impairment	(2,082,243,816)	(2,055,987,766)
Total Property and Equipment, Net	407,940,138	376,208,433

Derivative Instruments	4,557,331	—
Deferred Income Taxes (Note 9)	—	—
Other Noncurrent Assets, Net	8,138,977	8,430,359

Total Assets	$481,305,903	$431,532,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$72,396,006	$56,146,847
Accrued Expenses	5,772,668	6,094,938
Accrued Interest	4,666,667	4,682,894
Derivative Instruments	—	10,001,564
Asset Retirement Obligations	507,943	517,423
Total Current Liabilities	83,343,284	77,443,666

Long-term Debt, Net	845,281,659	832,625,125
Derivative Instruments	—	1,738,329
Asset Retirement Obligations	8,005,619	6,990,877
Other Noncurrent Liabilities	146,313	156,632

Total Liabilities	$936,776,875	$918,954,629

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	—	—
Common Stock, Par Value $.001; 142,500,000 Authorized (6/30/2017 – 63,822,028 Shares Outstanding and 12/31/2016 – 63,259,781 Shares Outstanding)	63,822	63,260
Additional Paid-In Capital	445,102,784	443,895,032
Retained Deficit	(900,637,578)	(931,379,960)
Total Stockholders’ Deficit	(455,470,972)	(487,421,668)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$481,305,903	$431,532,961
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Oil and Gas Sales	$48,381,006	$42,527,847	$97,229,228	$70,895,188
Gain (Loss) on Derivative Instruments, Net	16,513,032	(10,522,948)	33,473,915	(7,059,066)
Other Revenue	7,844	9,327	15,590	14,339
Total Revenues	64,901,882	32,014,226	130,718,733	63,850,461

OPERATING EXPENSES
Production Expenses	12,137,540	11,081,973	23,811,889	23,041,232
Production Taxes	4,439,774	4,220,712	8,901,040	6,987,612
General and Administrative Expenses	4,317,139	4,586,275	7,926,083	8,923,677
Depletion, Depreciation, Amortization and Accretion	13,682,452	16,176,863	26,510,595	34,022,952
Impairment of Oil and Natural Gas Properties	—	88,880,921	—	193,192,043
Total Expenses	34,576,905	124,946,744	67,149,607	266,167,516

INCOME (LOSS) FROM OPERATIONS	30,324,977	(92,932,518)	63,569,126	(202,317,055)

OTHER INCOME (EXPENSE)
Interest Expense, Net of Capitalization	(16,428,164)	(16,046,325)	(32,731,970)	(32,145,007)
Write-off of Debt Issuance Costs	(95,135)	—	(95,135)	(1,089,507)
Other Income	181	181	361	7,154
Total Other Income (Expense)	(16,523,118)	(16,046,144)	(32,826,744)	(33,227,360)

INCOME (LOSS) BEFORE INCOME TAXES	13,801,859	(108,978,662)	30,742,382	(235,544,415)

INCOME TAX BENEFIT	—	—	—	—

NET INCOME (LOSS)	$13,801,859	$(108,978,662)	$30,742,382	$(235,544,415)

Net Income (Loss) Per Common Share – Basic	$0.22	$(1.78)	$0.50	$(3.86)
Net Income (Loss) Per Common Share – Diluted	$0.22	$(1.78)	$0.50	$(3.86)
Weighted Average Shares Outstanding – Basic	61,643,862	61,180,313	61,545,555	61,071,948
Weighted Average Shares Outstanding – Diluted	61,885,952	61,180,313	61,928,799	61,071,948
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$30,742,382	$(235,544,415)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	26,510,595	34,022,952
Amortization of Debt Issuance Costs	1,910,243	1,936,054
Write-off of Debt Issuance Costs	95,135	1,089,507
Amortization/Accretion of 8% Senior Notes Premium/Discount	239,798	245,230
Deferred Income Taxes	—	—
(Gain) Loss on the Mark-to-Market of Derivative Instruments	(31,228,544)	52,489,716
Share-Based Compensation Expense	1,497,183	3,300,313
Impairment of Oil and Natural Gas Properties	—	193,192,043
Other	25,856	339,821
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(144,477)	10,886,389
Prepaid and Other Expenses	(1,321,846)	(358,183)
Accounts Payable	1,794,711	(93,913)
Accrued Interest	(21,652)	(93,045)
Accrued Expenses	(243,356)	(2,868,557)
Asset Retirement Obligations	(112,193)	(20,974)
Net Cash Provided by Operating Activities	29,743,835	58,522,938

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Natural Gas Properties and Development Capital Expenditures, Net	(42,748,174)	(38,431,810)
Proceeds from Sale of Oil, Natural Gas, and Other Properties	171,451	—
Net Cash Used for Investing Activities	(42,576,723)	(38,431,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	24,000,000	26,000,000
Repayments on Revolving Credit Facility	(13,000,000)	(44,000,000)
Debt Issuance Costs Paid	(297,392)	(428,515)
Repurchase of Common Stock – Tax Obligations	(546,989)	(1,385,888)
Net Cash Provided By (Used for) Financing Activities	10,155,619	(19,814,403)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,677,269)	276,725

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6,486,098	3,390,389

CASH AND CASH EQUIVALENTS – END OF PERIOD	$3,808,829	$3,667,114
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$30,634,506	$30,186,285
Cash Paid During the Period for Income Taxes	$—	$—
Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	$65,167,643	$53,613,405
Capitalized Asset Retirement Obligations	$862,911	$141,028
Non-Cash Compensation Capitalized on Oil and Gas Properties	$143,030	$792,804
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of June 30, 2017, approximately 83% of Northern’s 148,571 total net acres were developed.

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

As of June 30, 2017 and December 31, 2016, the Company included accounts receivable of $6.8 million in Other Noncurrent Assets, Net due to their long-term nature.

The allowance for doubtful accounts at June 30, 2017 and December 31, 2016 was $5.2 million and $4.9 million, respectively.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets. Depreciation expense was $41,313 and $52,507 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $85,787 and $105,160 for the six months ended June 30, 2017 and 2016, respectively.

Oil and Gas Properties

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Capitalized Certain Payroll and Other Internal Costs	$240,771	$652,721	$445,644	$1,434,883
Capitalized Interest Costs	33,000	78,680	71,768	209,604
Total	$273,771	$731,401	$517,412	$1,644,487

As of June 30, 2017, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the six months ended June 30, 2017 and 2016, there were no property sales that resulted in a significant alteration.

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

The Company did not have any ceiling test impairment for the three and six months ended June 30, 2017, respectively. As a result of low commodity prices and their effect on the proved reserve values of properties, the Company recorded non-cash ceiling test impairments for the three and six months ended June 30, 2016 of $88.9 million and $193.2 million, respectively.  The impairment charges affected the Company’s reported net income but did not reduce the Company’s cash flow. If a significantly lower pricing environment reoccurs, the Company’s expects it could be required to further writedown the value of its oil and natural gas properties. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine the Company’s actual ceiling test calculation and impairment analyses in future periods.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method.   Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate.  The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three months ended June 30, 2017 and 2016, the Company expired leases of $5.9 million and $3.3 million, respectively. For the six months ended June 30, 2017 and 2016, the Company expired leases of $9.6 million and $5.3 million, respectively.

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

Debt Issuance Costs

Debt issuance costs include origination, legal and other fees to issue debt in connection with the Company’s credit facility and senior unsecured notes.  These debt issuance costs are being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method (see Note 4). The amortization of debt issuance costs for the three months ended June 30, 2017 and 2016 was $1.0 million and $0.9 million, respectively. The amortization of debt issuance costs for the six months ended June 30, 2017 and 2016 was $1.9 million in each period.

During the three months ended June 30, 2017, $0.1 million of debt issuance costs were written-off as a result of a reduction in the borrowing base of the Revolving Credit Facility that became effective in May 2017. There were no debt issuance costs written off during the three months ended June 30, 2016. During the six months ended June 30, 2017 and 2016, $0.1 million and $1.1 million, respectively, of debt issuance costs were written off.

Unamortized debt issuance costs associated with the Company’s revolving credit facility, which amounted to $1.4 million and $1.6 million as of June 30, 2017 and December 31, 2016, respectively, are reflected in “Other Noncurrent Assets, Net” on the condensed balance sheets.

Bond Premium/Discount on Senior Notes

On May 13, 2013, the Company recorded a bond premium of $10.5 million in connection with the “8.000% Senior Notes Due 2020” (see Note 4).  This bond premium is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.  The amortization of the bond premium for the three months ended June 30, 2017 and 2016 was $0.4 million and $0.4 million, respectively. The amortization of the bond premium for the six months ended June 30, 2017 and 2016 was $0.7 million and $0.7 million, respectively.

On May 18, 2015, the Company recorded a bond discount of $10.0 million in connection with the “8.000% Senior Notes Due 2020” (see Note 4).  This bond discount is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method. The amortization of the bond discount for the three months ended June 30, 2017 and 2016 was $0.5 million and $0.5 million, respectively. The amortization of the bond discount for the six months ended June 30, 2017 and 2016 was $1.0 million and $1.0 million, respectively.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  For the three and six months ended June 30, 2017 and 2016, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

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

Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the three-year period ended June 30, 2017, driven primarily by the full cost ceiling impairments over that period.  Additionally, the Company’s revenue, profitability and future growth are substantially dependent upon prevailing and future prices for oil and natural gas.  The markets for these commodities continue to be volatile.  Changes in oil and natural gas prices have a significant impact on the value of the Company’s reserves and on its cash flows.  Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas and a variety of additional factors that are beyond the Company’s control.  Due to these factors, management has placed a lower weight on the prospect of future earnings in its overall analysis of the valuation allowance.

In determining whether to establish a valuation allowance on the Company’s deferred tax assets, management concluded that the objectively verifiable evidence of cumulative negative earnings for the three-year period ended June 30, 2017, is difficult to overcome with any forms of positive evidence that may exist.  Accordingly, the valuation allowance against the Company’s deferred tax asset at June 30, 2017 and December 31, 2016 was $329.7 million and $341.3 million, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted Average Common Shares Outstanding – Basic	61,643,862	61,180,313	61,545,555	61,071,948
Plus: Potentially Dilutive Common Shares Including Stock Options and Restricted Stock	242,090	—	383,244	—
Weighted Average Common Shares Outstanding – Diluted	61,885,952	61,180,313	61,928,799	61,071,948

Restricted Stock and Stock Options Excluded From EPS Due To The Anti-Dilutive Effect	575,229	990,444	350,870	951,153

As of June 30, 2017 and 2016, potentially dilutive shares from stock option awards were 391,872, respectively. These options were all exercisable at June 30, 2017 and 2016. The Company also has potentially dilutive shares from restricted stock awards outstanding of 2,102,264 and 2,620,020 at June 30, 2017 and 2016, respectively.

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

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Crude oil and natural gas properties accounted for using the full cost method of accounting are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment of other long-lived assets recorded for the three and six months ended June 30, 2017 and 2016.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In August 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will adopt this ASU on January 1, 2018.  The Company is evaluating the impact of this ASU on its financial statements and, based on the continuing evaluation of its revenue streams, this ASU is not expected to have a material impact on its financial statements. The Company will use the modified retrospective approach to implementation.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance provides guidance of eight specific cash flow issues. This amendment is effective for periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this guidance on its financial statements.

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

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying condensed statements of operations from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.  Development capital expenditures and purchases of properties that were in accounts payable and not yet paid in cash at June 30, 2017 and December 31, 2016 were approximately $65.2 million and $50.7 million, respectively.

Acquisitions

For the six months ended June 30, 2017, the Company acquired approximately 1,244 net acres, for an average cost of approximately $1,642 per net acre, in its key prospect areas in the form of effective leases.

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

Unproved properties not being amortized comprise approximately 19,872 net acres and 26,432 net acres of undeveloped leasehold interests at June 30, 2017 and December 31, 2016, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  For the six months ended June 30, 2017 and 2016, the Company included $0.1 million and $5.0 million, respectively, related to expiring leases within costs subject to the depletion calculation.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	June 30, 2017
	Long-term Debt	Debt Issuance Costs, Net	Long-term Debt, Net
8% Senior Notes	$698,545,952	$(8,264,293)	$690,281,659
Revolving Credit Facility(1)	155,000,000	—	155,000,000
Total	$853,545,952	$(8,264,293)	$845,281,659

	December 31, 2016
	Long-term Debt	Debt Issuance Costs, Net	Long-term Debt, Net
8% Senior Notes	$698,306,153	$(9,681,028)	$688,625,125
Revolving Credit Facility(1)	144,000,000	—	144,000,000
Total	$842,306,153	$(9,681,028)	$832,625,125
_____________

(1)	Debt issuance costs related to the Company’s revolving credit facility are recorded in “Other Noncurrent Assets, Net” on the condensed balance sheets.

Revolving Credit Facility

In February 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced its previous revolving credit facility with a syndicated facility.  The Revolving Credit Facility, which is secured by substantially all of the Company’s assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base.  At June 30, 2017, the facility amount was $750.0 million, the borrowing base was $325.0 million and there was a $155.0 million outstanding balance, leaving $170.0 million of borrowing capacity available under the facility.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for unscheduled event-driven redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined in the credit agreement) plus a spread ranging from 1.0% to 2.0% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined in the credit agreement) plus a spread ranging from 2.0% to 3.0%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  The Company may elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At June 30, 2017, the commitment fee was 0.375% and the interest rate margin was 2.25% on LIBOR loans and 1.25% on base rate loans.  At June 30, 2017, the Company had a borrowing base of $325.0 million with $155.0 million of LIBOR loans issued under the Revolving Credit Facility at a weighted average interest rate of 3.48%.

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of its business or operations, merge, consolidate, make investments, or maintain excess cash liquidity.  In addition, the Company is required to maintain a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0, a ratio of secured debt to EBITDAX (as defined in the credit agreement) of no greater than 2.5 to 1.0 and a ratio of EBITDAX (as defined in the credit agreement) to interest expense (as defined in the credit agreement) of no less than 1.5 to 1.0. The Company was in compliance with the financial covenants of the Revolving Credit Facility at June 30, 2017. Effective May 4, 2017, the schedule of the minimum ratio of EBITDAX to interest expense the Company is required to maintain is as follows:

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

Common Stock

The following is a schedule of changes in the number of shares of common stock outstanding during the six months ended June 30, 2017 and the year ended December 31, 2016:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Beginning Balance	63,259,781	63,120,384
Restricted Stock Grants (Note 6)	848,562	2,109,814
Other Surrenders	(200,932)	(375,875)
Other	(85,383)	(1,594,542)
Ending Balance	63,822,028	63,259,781

2017 Activity

During the six months ended June 30, 2017, 200,932 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $0.5 million, which is based on the market prices on the dates the shares were surrendered.

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

During the three and six months ended June 30, 2017 and June 30, 2016, the Company did not repurchase shares of its common stock under the stock repurchase program.  The Company’s accounting policy upon the repurchase of shares is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

NOTE 6     STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

The Company maintains its 2013 Incentive Plan (the “2013 Plan”) to provide a means whereby the Company may be able, by granting equity and other types of awards, to attract, retain and motivate capable and loyal employees, non-employee directors, consultants and advisors of the Company, for the benefit of the Company and its shareholders.  In May 2016, the Company’s shareholders approved an amendment to the 2013 Plan to increase the number of shares available for awards under the 2013 Plan by 1.6 million shares. As of June 30, 2017, there were 2,729,880 shares available for future awards under the 2013 Plan.

Restricted Stock Awards

During the six months ended June 30, 2017, the Company issued 848,562 restricted shares of common stock under the 2013 Plan as compensation to officers, employees and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than April 2020.  As of June 30, 2017, there was approximately $4.9 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over a weighted-average period of approximately 1.9 years.  The Company has historically assumed a zero percent forfeiture rate, thus recognizing forfeitures as they occur, for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
	Number of Shares	Weighted-Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at Beginning of Period	1,905,104	$4.59
Shares Granted	848,562	2.13
Lapse of Restrictions	(566,019)	4.97
Shares Forfeited	(85,383)	4.09
Restricted Shares Outstanding at End of Period	2,102,264	$3.52

Stock Option Awards

The following table reflects the outstanding stock option awards and the activity related thereto for the six months ended June 30, 2017:

	Stock Option Awards (1)	Weighted-Average Exercise Price	Weighted Average Contractual Term
Outstanding as of 12/31/2016	391,872	$3.66	2.9
Granted	—	—
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Outstanding as of 6/30/2017	391,872	$3.66	2.4
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

The maximum value of the performance shares issuable if all participants earned the maximum award would total $1.3 million.  For the three months ended June 30, 2017 and 2016, the Company recorded $27,132 and $142,206, respectively, of compensation expense related to these performance equity awards. For the six months ended June 30, 2017 and 2016, the Company recorded$36,176 and $189,608, respectively, of compensation expense related to these performance equity awards.

NOTE 7     RELATED PARTY TRANSACTIONS

Michael Frantz, a member of the Company’s board of directors since August 2016, is the Vice President, Investments of TRT Holdings, Inc. Michael Popejoy, a member of the Company’s board of directors since January 2017, is the Senior Vice President of Energy for TRT Holdings, Inc. TRT Holdings and its affiliates (collectively, “TRT”) are significant common stockholders of the Company and also a holder of the Company’s 8% senior unsecured notes, due 2020 (the “Notes”). The Company believes TRT owned in excess of $200 million aggregate principal amount of the Notes at June 30, 2017. The principal amounts of any Notes held by TRT are included in the Company’s long-term debt balances, and the Company’s interest expense includes interest attributable to any Notes held by TRT.

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

On August 18, 2016, plaintiff Jeffrey Fries, individually and on behalf of all others similarly situated, filed a class action complaint in the United States District Court for the Southern District of New York against our Company, Michael Reger (our former chief executive officer), and Thomas Stoelk (our chief financial officer and interim chief executive officer) as defendants. An amended complaint was filed by plaintiffs on July 6, 2017. The complaint purports to bring a federal securities class action on behalf of the class of persons who acquired the Company’s securities between March 1, 2013 and August 15, 2016, and seeks to recover damages caused by defendants’ alleged violations of federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

NOTE 9     INCOME TAXES

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates.  A valuation allowance for the Company’s deferred tax assets is established if, in management’s opinion, it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors.  At June 30, 2017, a valuation allowance of $329.7 million had been provided for our net deferred tax assets based on the uncertainty regarding whether these assets may be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The income tax provision (benefit) for the three and six months ended June 30, 2017 and 2016 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current Income Tax Benefit	$—	$—	$—	$—
Deferred Income Tax Benefit
Federal	4,699,000	(36,929,000)	10,649,000	(78,749,000)
State	424,000	(3,901,000)	960,000	(7,539,000)
Valuation Allowance	(5,123,000)	40,830,000	(11,609,000)	86,288,000
Total Income Tax Benefit	$—	$—	$—	$—

Income tax provision (benefit) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any unusual or infrequently occurring items that are recorded in the interim period.  The provision for the three and six month periods ended June 30, 2017, presented above, differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes.  The lower effective tax rate in 2017 and 2016 relates to the valuation allowance placed on the net deferred tax assets in the second quarter of 2015, in addition to state income taxes and estimated permanent differences.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the six months ended June 30, 2017 and 2016, the Company did not recognize any interest or penalties in its condensed statements of operations, nor did it have any interest or penalties accrued in its condensed balance sheet at June 30, 2017 and December 31, 2016 relating to unrecognized benefits.

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

	Fair Value Measurements at June 30, 2017 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps and collars)	$—	$14,935,836	$—
Commodity Derivatives – Noncurrent Asset (crude oil swaps and collars)	—	4,557,331	—
Total	$—	$19,493,167	$—

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps)	$—	$4,517	$—
Commodity Derivatives – Current Liabilities (crude oil swaps and collars)		(10,001,564)
Commodity Derivatives – Noncurrent Liabilities (crude oil swaps)	—	(1,738,329)	—
Total	$—	$(11,735,376)	$—

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

The carrying amount of the Company’s long-term debt reported in the condensed balance sheet at June 30, 2017 is $845.3 million, which includes $690.3 million of senior unsecured notes including a net discount of $1.5 million and $155.0 million of borrowings under the Company’s revolving credit facility (see Note 4).  The fair value of the Company’s senior unsecured notes, which are publicly traded, is $486.0 million at June 30, 2017.  The Company’s revolving credit facility approximates its fair value because of its floating rate structure.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred during the six months ended June 30, 2017 were approximately $0.9 million.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the six months ended June 30, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash Received (Paid) on Derivatives	$2,341,030	$19,983,750	$2,245,371	$45,430,650
Non-Cash Gain (Loss) on Derivatives	14,172,002	(30,506,698)	31,228,544	(52,489,716)
Gain (Loss) on Derivative Instruments, Net	$16,513,032	$(10,522,948)	$33,473,915	$(7,059,066)

The Company has master netting agreements on individual crude oil contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

The following table reflects open commodity swap contracts as of June 30, 2017, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price ($)
Swaps-Crude Oil
07/01/17 – 12/31/17	180,000	54.20
07/01/17 – 12/31/17	120,000	53.25
07/01/17 – 12/31/17	184,000	54.10
07/01/17 – 12/31/17	240,000	52.75
07/01/17 – 12/31/17	120,000	52.75
07/01/17 – 12/31/17	120,000	53.50
07/01/17 – 12/31/17	60,000	54.60
07/01/17 – 12/31/17	120,000	51.75
07/01/17 – 12/31/17	120,000	53.75
01/01/18 – 09/30/18	270,000	54.00
01/01/18 – 09/30/18	270,000	54.00
01/01/18 – 09/30/18	273,000	55.20
01/01/18 – 12/31/18	180,000	53.30
01/01/18 – 12/31/18	180,000	52.25
01/01/18 – 12/31/18	180,000	52.00
01/01/18 – 12/31/18	180,000	52.75
10/01/18 – 12/31/18	92,000	53.08
10/01/18 – 12/31/18	92,000	53.50

The following table reflects the weighted average price of open commodity swap derivative contracts as of June 30, 2017, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2017	1,264,000	53.36
2018	1,717,000	53.52

In addition to the open commodity swap contracts the Company has entered into costless collars. The costless collars are used to establish floor and ceiling prices on anticipated crude oil production. There were no premiums paid or received by the Company related to the costless collar agreements. The following table reflects open costless collar agreements as of June 30, 2017.

Settlement Period	Oil (Barrels)	Floor/Ceiling Price ($)	Basis
07/01/17 – 12/31/17	90,000	$50.00/$60.00	NYMEX
07/01/17 – 12/31/17	60,000	$50.00/$60.15	NYMEX
01/01/18 – 12/31/18	360,000	$50.00/$60.25	NYMEX

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at June 30, 2017 and December 31, 2016, respectively.  Certain amounts may be presented on a net basis on the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

Type of Crude Oil Contract	Balance Sheet Location	June 30, 2017 Estimated Fair Value	December 31, 2016 Estimated Fair Value
Derivative Assets:
Swap Contracts	Current Assets	$13,384,034	$20,962
Costless Collar Contracts	Current Assets	1,551,802	—
Swap Contracts	Noncurrent Assets	3,700,504	—
Costless Collar Contracts	Noncurrent Assets	856,827	—
Total Derivative Assets		$19,493,167	$20,962

Derivative Liabilities:
Swap Contracts	Current Liabilities	$—	$(9,862,215)
Costless Collar Contracts	Current Liabilities	—	(155,794)
Swap Contracts	Noncurrent Liabilities	—	(1,738,329)
Total Derivative Liabilities		$—	$(11,756,338)

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

	Estimated Fair Value at June 30, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$14,935,836	$—	$14,935,836
Noncurrent Assets	4,557,331	—	4,557,331
Total Derivative Assets	$19,493,167	$—	$19,493,167

Offsetting of Derivative Liabilities:
Current Liabilities	$—	$—	$—
Noncurrent Liabilities	—	—	—
Total Derivative Liabilities	$—	$—	$—

	Estimated Fair Value at December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$20,962	$(16,445)	$4,517
Non-Current Assets	—	—	—
Total Derivative Assets	$20,962	$(16,445)	$4,517

Offsetting of Derivative Liabilities:
Current Liabilities	$(10,018,009)	$16,445	$(10,001,564)
Non-Current Liabilities	(1,738,329)	—	(1,738,329)
Total Derivative Liabilities	$(11,756,338)	$16,445	$(11,739,893)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with counterparties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of June 30, 2017.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at June 30, 2017 and December 31, 2016.

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties, primarily in the Bakken and Three Forks formations within the Williston Basin in North Dakota and Montana.  We believe the location, size and concentration of our acreage position in one of North America’s leading unconventional oil-resource plays will provide drilling and development opportunities that result in significant long-term value.  Our primary focus is oil exploration and production through non-operated working interests in wells drilled and completed in spacing units that include our acreage.  Using this strategy, we had participated in 3,060 gross (218.8 net) producing wells as of June 30, 2017.

Our average daily production in the second quarter of 2017 was approximately 13,794 Boe per day, of which approximately 84% was oil. Low commodity prices have reduced our development activities and caused our capital expenditures to be reduced by 76% in 2015 and 34% in 2016, compared in each case to the prior year, which has lowered the number of new wells that we have placed into production. Our reduced development spending in 2015 and 2016 has reduced the number of new well additions and resulted in lower production levels that have not been able to offset the natural decline of our production base. The foregoing factors caused our production in the second quarter of 2017 to be approximately 1% lower than the same period a year ago. Rig activity levels in 2017 have increased as compared to 2016 with 58 active rigs in North Dakota as of July 24, 2017. As a result of increased activity levels in 2017, we presently anticipate our capital expenditures will increase as compared to 2016 levels. During the six months ended June 30, 2017, we participated in the drilling of 150 gross (6.3 net) wells that were completed and added to production.

As of June 30, 2017, we leased approximately 148,571 net acres, of which 100% were located in the Williston Basin of North Dakota and Montana. The Company has reduced its capital spending on leasehold acquisitions since commodity prices began their decline in 2014.  During the quarter ended June 30, 2017, we acquired approximately 874 net mineral acres at an average cost of approximately $2,081 per net acre.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the second quarter of 2017 was $6.86 per barrel, as compared to $8.08 per barrel in the second quarter of 2016. Fluctuations in our oil price differential are due to several factors such as takeaway capacity relative to production levels in the Williston Basin and seasonal refinery maintenance temporarily depressing crude demand.  As the rail capacity continues to increase and planned pipeline expansions are completed, we believe the oil price differentials will improve.

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

Given the significant decline in oil and gas prices that began in the second half of 2014, drilling activity in the Williston Basin has significantly reduced. The declines in drilling activity and commodity prices have generally lowered drilling costs.  Rig activity levels in 2017 have increased from 2016 levels and a larger percentage of these newer wells utilize higher intensity completion techniques. The higher intensity completions generally deliver the best returns in the current pricing environment but cost more due to increased materials and servicing costs. As a result, we expect our average costs from wells we elect to participate in to increase 5-10% during 2017. During the first six months of 2017, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $7.1 million, compared to $6.9 million for the wells we elected to participate in during 2016.

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

Prices for various quantities of natural gas, natural gas liquids (“NGLs”) and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	2016
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$3.14	$2.25
Oil (per Bbl)	$48.15	$45.64

	Six Months Ended June 30,
	2017	2016
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$3.10	$2.12
Oil (per Bbl)	$49.95	$39.78
________________

(a)	Based on average NYMEX closing prices.

Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels.  Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or natural gas prices has adversely affected our business and may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.  Also, lower oil and natural gas prices may reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of the lenders based on the collateral value of our proved reserves. For the three months ended June 30, 2017, the average NYMEX pricing was $48.15 per barrel of oil or 5% higher than the average NYMEX price per barrel for the comparable period in 2016.  Although oil and natural gas prices have increased, our realized oil price after reflecting settled derivatives was lower in the second quarter of 2017 than in the second quarter of 2016 due to lower settlement prices on our derivatives in 2017. During the second quarter of 2017, our cash derivatives settlements increased our average realized price per barrel of oil by $2.22. That compares to the second quarter of 2016, when our cash derivatives settlements increased our average realized price per barrel of oil by $18.37.

At June 30, 2017, we have hedged 1.3 million barrels of oil under swaps at an average price of $53.36 per barrel for the remainder of 2017 and 1.7 million barrels of oil under swaps at an average price of $53.52 per barrel in 2018. Additionally, as of June 30, 2017, we have hedged 0.2 million barrels of oil under costless collars arrangements for the remainder of 2017 with an average floor price of $50.00 per barrel and an average ceiling price of $60.06 per barrel and 0.4 million barrels of oil in 2018 with an average floor price of $50.00 per barrel and an average ceiling price of $60.25 per barrel.

Results of Operations for the Three Months Ended June 30, 2017 and June 30, 2016

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended June 30,
	2017	2016	% Change
Net Production:
Oil (Bbl)	1,054,263	1,087,710	(3)%
Natural Gas and NGLs (Mcf)	1,206,103	1,080,897	12%
Total (Boe)	1,255,280	1,267,860	(1)%

Net Sales:
Oil Sales	$43,531,170	$40,851,527	7%
Natural Gas and NGL Sales	4,849,836	1,676,320	189%
Gain (Loss) on Derivative Instruments, Net	16,513,032	(10,522,948)	(257)%
Other Revenue	7,844	9,327	(16)%
Total Revenues	64,901,882	32,014,226	103%

Average Sales Prices:
Oil (per Bbl)	$41.29	$37.56	10%
Effect of Gain on Settled Derivatives on Average Price (per Bbl)	2.22	18.37	(88)%
Oil Net of Settled Derivatives (per Bbl)	43.51	55.93	(22)%
Natural Gas and NGLs (per Mcf)	4.02	1.55	159%
Realized Price on a Boe Basis Including all Realized Derivative Settlements	40.41	49.30	(18)%

Operating Expenses:
Production Expenses	$12,137,540	$11,081,973	10%
Production Taxes	4,439,774	4,220,712	5%
General and Administrative Expense	4,317,139	4,586,275	(6)%
Depletion, Depreciation, Amortization and Accretion	13,682,452	16,176,863	(15)%

Costs and Expenses (per Boe):
Production Expenses	$9.67	$8.74	11%
Production Taxes	3.54	3.33	6%
General and Administrative Expense	3.44	3.62	(5)%
Depletion, Depreciation, Amortization and Accretion	10.90	12.76	(15)%
Net Producing Wells at Period End	218.8	208.1	5%

Oil and Natural Gas Sales

In the second quarter of 2017, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 14% as compared to the second quarter of 2016, driven by a 15% increase in realized prices, excluding the effect of settled derivatives, which was partially offset by a 1% decrease in production. The higher average realized price in the second quarter of 2017 as compared to the same period in 2016 was principally driven by higher average NYMEX oil and natural gas prices and a lower oil price differential. Oil price differential during the second quarter of 2017 was $6.86 per barrel, as compared to $8.08 per barrel in the second quarter of 2016.

As discussed above, we add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells.  Low commodity prices have reduced our development activities and caused our capital expenditures to be reduced by 76% in 2015 and 34% in 2016, compared in each case to the prior year, which has lowered the number of new wells that we have placed into production. Despite the significant reduction in capital spending during the last two calendar years, our production levels only decreased by 1% in the second quarter of 2017 compared to the same period a year ago due to the per well productivity improvements.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production. Our gain (loss) on derivative instruments, net was a gain of $16.5 million in the second quarter of 2017, compared to a loss of $10.5 million in the second quarter of 2016. Gain (loss) on derivative instruments, net is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period end.

For the second quarter of 2017, we realized a gain on settled derivatives of $2.3 million, compared to a $20.0 million gain for the second quarter of 2016. The decrease in settled derivatives in the second quarter of 2017 as compared to the second quarter of 2016 was due to lower settlement prices on our hedged volumes and higher average NYMEX oil prices in the second quarter of 2017 compared to the same period of 2016. During the second quarter of 2017, the derivative settlements included 0.6 million barrels of oil at an average settlement price of $51.75 per barrel as compared to the second quarter of 2016 which included 0.5 million barrels of oil at an average settlement price of $90.00 per barrel. The average NYMEX oil price for the second quarter of 2017 was $48.15 compared to $45.64 for the second quarter of 2016. Our average realized price (including all cash derivative settlements) in the second quarter of 2017 was $40.41 per Boe compared to $49.30 per Boe in the second quarter of 2016. The gain (loss) on settled derivatives increased our average realized price per Boe by $1.86 in the second quarter of 2017 and increased our average realized price per Boe by $15.76 in the second quarter of 2016.

Mark-to-market derivative gains and losses was a gain of $14.2 million in the second quarter of 2017, compared to a loss of $30.5 million in the second quarter of 2016. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Any gains on our derivatives are expected to be offset by lower wellhead revenues in the future, and any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2017, all of our derivative contracts were recorded at their fair value, which was a net asset of $19.5 million, an increase of $31.2 million from the $11.7 million net liability recorded as of December 31, 2016. The increase in the net asset at June 30, 2017 as compared to December 31, 2016 was primarily due to an decrease in the forward oil price on open oil derivative contracts, which was partially offset by settlements of derivative instruments since December 31, 2016.

Production Expenses

Production expenses were $12.1 million in the second quarter of 2017 compared to $11.1 million in the second quarter of 2016. On a per unit basis, production expenses increased to $9.67 per Boe in the second quarter of 2017, compared to $8.74 per Boe in the second quarter of 2016. On an absolute dollar basis, the increase in our production expenses in the second quarter of 2017 as compared to the second quarter of 2016 was primarily due to a $0.2 million increase in processing costs and a $0.5 million increase in workover and maintenance costs, as well as a 5% increase in the total number of net producing wells. In an effort to increase production, workover expenses have increased in 2017 as compared to 2016 as new operators have assumed the operations of properties previously managed by financially stressed companies.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $4.4 million in the second quarter of 2017 compared to $4.2 million in the second quarter of 2016. The increase is due to higher commodity prices, which increased our oil and natural gas sales in the second quarter of 2017 as compared to the second quarter of 2016. As a percentage of oil and natural gas sales, our production taxes were 9.2% and 9.9% in the second quarter of 2017 and 2016, respectively. This decrease in production tax rates as a percentage of oil and natural gas sales is due to a change in our sales mix. Production taxes on natural gas and NGL sales are at a lower percentage than that of crude oil sales. Our crude oil sales represented 90% of oil and natural gas sales in the second quarter of 2017 compared to 96% in the second quarter of 2016.

General and Administrative Expenses

General and administrative expenses were $4.3 million in the second quarter of 2017 compared to $4.6 million in the second quarter of 2016. The decrease was due to a $1.3 million reduction in compensation expenses, primarily driven by a decrease in incentive compensation and lower non-cash share-based compensation expense, partially offset by a $1.0 million increase in legal and other professional fees.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $13.7 million in the second quarter of 2017 compared to $16.2 million in the second quarter of 2016. Depletion expense, the largest component of DD&A, decreased by $2.5 million in the second quarter of 2017 compared to the second quarter of 2016. The aggregate decrease in depletion expense was driven by a 15% decrease in the depletion rate per Boe, as well as a 1% decrease in production levels. On a per unit basis, depletion expense was $10.76 per Boe in the second quarter of 2017 compared to $12.64 per Boe in the second quarter of 2016. The 2017 depletion rate per Boe was lower due to the impairment of oil and natural gas properties in 2016, which lowered the depletable base. Depreciation, amortization and accretion was $0.2 million and $0.2 million in the second quarter of 2017 and 2016, respectively. The following table summarizes DD&A expense per Boe for the second quarter of 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Change	Change
Depletion	$10.76	$12.64	$(1.88)	(15)%
Depreciation, Amortization and Accretion	0.14	0.12	0.02	17%
Total DD&A Expense	$10.90	$12.76	$(1.86)	(15)%

Impairment of Oil and Natural Gas Properties

There was no impairment charge for the second quarter of 2017. As a result of low prevailing commodity prices and their effect on the proved reserve values of our properties, we recorded a non-cash ceiling test impairment of $88.9 million for the second quarter of 2016. The impairment charge affected our reported net income in 2016 but did not reduce our cash flow.

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

Interest Expense

Interest expense, net of capitalized interest, was $16.4 million for the second quarter of 2017 compared to $16.0 million in the second quarter of 2016. The increase in interest expense for the second quarter of 2017 compared to the second quarter of 2016 was primarily due to higher levels of debt between periods.

Income Tax Provision

During the second quarter of 2017 and 2016, no income tax expense (benefit) was recorded on the income (loss) before income taxes due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization. For further discussion of our valuation allowance, see Note 9 to our financial statements.

Results of Operations for the Six Months Ended June 30, 2017 and June 30, 2016

The following table sets forth selected operating data for the periods indicated.

	Six Months Ended June 30,
	2017	2016	% Change
Net Production:
Oil (Bbl)	2,068,358	2,195,700	(6)%
Natural Gas and NGLs (Mcf)	2,303,073	1,832,322	26%
Total (Boe)	2,452,204	2,501,087	(2)%

Net Sales:
Oil Sales	$87,870,317	$68,115,023	29%
Natural Gas and NGL Sales	9,358,911	2,780,165	237%
Gain (Loss) on Derivative Instruments, Net	33,473,915	(7,059,066)	(574)%
Other Revenue	15,590	14,339	9%
Total Revenues	130,718,733	63,850,461	105%

Average Sales Prices:
Oil (per Bbl)	$42.48	$31.02	37%
Effect of Gain on Settled Derivatives on Average Price (per Bbl)	1.09	20.69	(95)%
Oil Net of Settled Derivatives (per Bbl)	43.57	51.71	(16)%
Natural Gas and NGLs (per Mcf)	4.06	1.52	167%
Realized Price on a Boe Basis Including all Realized Derivative Settlements	40.57	46.51	(13)%

Operating Expenses:
Production Expenses	$23,811,889	$23,041,232	3%
Production Taxes	8,901,040	6,987,612	27%
General and Administrative Expense	7,926,083	8,923,677	(11)%
Depletion, Depreciation, Amortization and Accretion	26,510,595	34,022,952	(22)%

Costs and Expenses (per Boe):
Production Expenses	$9.71	$9.21	5%
Production Taxes	3.63	2.79	30%
General and Administrative Expense	3.23	3.57	(10)%
Depletion, Depreciation, Amortization and Accretion	10.81	13.60	(21)%
Net Producing Wells at Period End	218.8	208.1	5%

Oil and Natural Gas Sales

In the first six months of 2017, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 37% as compared to the first six months of 2016, driven by a 40% increase in realized prices, excluding the effect of settled derivatives, which was partially offset by a 2% decrease in production. The higher average realized price in the first six months of 2017 as compared to the same period in 2016 was principally driven by higher average NYMEX oil and natural gas prices and a lower oil price differential. Oil price differential during the first six months of 2017 was $7.47 per barrel, as compared to $8.76 per barrel in the first six months of 2016.

As discussed above, we add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells.  Low commodity prices have reduced our development activities and caused our capital expenditures to be reduced by 76% in 2015 and 34% in 2016, compared in each case to the prior year, which has lowered the number of new wells that we have placed into production. Despite the significant reduction in capital expenditure spending over the last two calendar years, our production levels declined only 2% in the first half of 2017 compared to the same period a year ago due to the per well productivity on our wells improving, as well as a modest increase in 2017 capital expenditures.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production. Our gain (loss) on derivative instruments, net was a gain of $33.5 million in the first six months of 2017, compared to a loss of $7.1 million in the first six months of 2016. Gain (loss) on derivative instruments, net is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period end.

For the first six months of 2017, we realized a gain on settled derivatives of $2.2 million, compared to a $45.4 million gain for the first six months of 2016. The decrease in settled derivatives in the first six months of 2017 as compared to the first six months of 2016 was due to lower settlement prices on our hedged volumes and higher average NYMEX oil prices in the first six months of 2017 compared to the same period of 2016. During the first six months of 2017, the derivative settlements included 1.3 million barrels of oil at an average settlement price of $51.74 per barrel as compared to the first six months of 2016 which included 0.9 million barrels of oil at an average settlement price of $90.00 per barrel. The average NYMEX oil price for the first six months of 2017 was $49.95 compared to $39.78 for the first six months of 2016. Our average realized price (including all cash derivative settlements) in the first six months of 2017 was $40.57 per Boe compared to $46.51 per Boe in the first six months of 2016. The gain (loss) on settled derivatives increased our average realized price per Boe by $0.92 in the first six months of 2017 and increased our average realized price per Boe by $18.16 in the first six months of 2016.

Mark-to-market derivative gains and losses was a gain of $31.2 million in the first six months of 2017, compared to a loss of $52.5 million in the first six months of 2016. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Any gains on our derivatives are expected to be offset by lower wellhead revenues in the future, and any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2017, all of our derivative contracts were recorded at their fair value, which was a net asset of $19.5 million, an increase of $31.2 million from the $11.7 million net liability recorded as of December 31, 2016. The increase in the net asset at June 30, 2017 as compared to December 31, 2016 was primarily due to an decrease in the forward oil price on open oil derivative contracts, which was partially offset by settlements of derivative instruments since December 31, 2016.

Production Expenses

Production expenses were $23.8 million in the first six months of 2017 compared to $23.0 million in the first six months of 2016. On a per unit basis, production expenses increased to $9.71 per Boe in the first six months of 2017, compared to $9.21 per Boe in the first six months of 2016. On an absolute dollar basis, our production expenses in the first six months of 2017 were 3% higher when compared to the first six months of 2016 due primarily to a $0.8 million increase in workover and maintenance costs, as well as a 5% increase in the total number of net producing wells. In an effort to increase production, workover expenses have increased in 2017 as compared to 2016 as new operators have assumed the operations of properties previously managed by financially stressed companies.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $8.9 million in the first six months of 2017 compared to $7.0 million in the first six months of 2016. The increase is due to higher commodity prices, which substantially increased our oil and natural gas sales in the first six months of 2017 as compared to the first six months of 2016. As a percentage of oil and natural gas sales, our production taxes were 9.2% and 9.9% in the first six months of 2017 and 2016, respectively. This decrease in production tax rates as a percentage of oil and natural gas sales is due to a change in our sales mix. Production taxes on natural gas and NGL sales are at a lower percentage than that of crude oil sales. Our crude oil sales represented 90% of oil and gas sales in the first six months of 2017 compared to 96% in the first six months of 2016.

General and Administrative Expenses

General and administrative expenses were $7.9 million in the first six months of 2017 compared to $8.9 million in the first six months of 2016. The decrease was due to a $2.3 million reduction in compensation expenses, primarily driven by a decrease in incentive compensation and lower non-cash share-based compensation expense, partially offset by a $1.3 million increase in legal and other professional fees.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $26.5 million in the first six months of 2017 compared to $34.0 million in the first six months of 2016. Depletion expense, the largest component of DD&A, decreased by $7.6 million in the first six months of 2017 compared to the first six months of 2016. The aggregate decrease in depletion expense was driven by a 21% decrease in the depletion rate per Boe, as well as a 2% decrease in production levels. On a per unit basis, depletion expense was $10.67 per Boe in the first six months of 2017 compared to $13.48 per Boe in the first six months of 2016. The 2017 depletion rate per Boe was lower due to the impairment of oil and natural gas properties in 2016, which lowered the depletable base. Depreciation, amortization and accretion was $0.3 million and $0.3 million in the first six months of 2017 and 2016, respectively. The following table summarizes DD&A expense per Boe for the first six months of 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Depletion	$10.67	$13.48	$(2.81)	(21)%
Depreciation, Amortization and Accretion	0.14	0.12	0.02	17
Total DD&A Expense	$10.81	$13.60	$(2.79)	(21)%

Impairment of Oil and Natural Gas Properties

There was no impairment charge for the first six months of 2017. As a result of low prevailing commodity prices and their effect on the proved reserve values of our properties, we recorded a non-cash ceiling test impairment of $193.2 million for the first six months of 2016. The impairment charge affected our reported net income in 2016 but did not reduce our cash flow.

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

Interest Expense

Interest expense, net of capitalized interest, was $32.7 million for the first six months of 2017 compared to $32.1 million in the first six months of 2016. The increase in interest expense for the first six months of 2017 compared to the first six months of 2016 was primarily due to higher levels of debt between periods.

Income Tax Provision

During the first six months of 2017 and 2016, no income tax expense (benefit) was recorded on the income (loss) before income taxes due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization. For further discussion of our valuation allowance, see Note 9 to our financial statements.

Non-GAAP Financial Measures

We define Adjusted Net Income (Loss) as net income (loss) excluding (i) (gain) loss on the mark-to-market of derivative instruments, net of tax, (ii) impairment of oil and natural gas properties, net of tax, and (iii) write-off of debt issuance costs, net of tax. Our Adjusted Net Income (Loss) for the second quarter of 2017 was a loss of $0.2 million (representing approximately $0.00 per diluted share), compared to income of $6.5 million (representing approximately $0.10 per diluted share) for the second quarter of 2016. The decrease in Adjusted Net Income (Loss) is primarily due to lower realized commodity prices (after the effect of settled derivatives) and lower production levels. Our Adjusted Net Income (Loss) for the first six months of 2017 was a loss of $0.2 million (representing approximately $0.00 per diluted share), compared to income of $7.1 million (representing approximately $0.11 per diluted share) for the first six months of 2016. The decrease in Adjusted Net Income (Loss) is primarily due to lower realized commodity prices (after the effect of settled derivatives) and lower production levels.

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization and accretion, (iv) (gain) loss on the mark-to-market of derivative instruments, (v) non-cash share based compensation expense, (vi) write-off of debt issuance costs and (vii) impairment of oil and natural gas properties. Adjusted EBITDA for the second quarter of 2017 was $30.7 million, compared to Adjusted EBITDA of $44.3 million for the second quarter of 2016. The decrease in Adjusted EBITDA is primarily due to lower realized commodity prices (after the effect of settled derivatives) and lower production levels. Adjusted EBITDA for the first six months of 2017 was $60.4 million, compared to Adjusted EBITDA of $80.4 million for the first six months of 2016. The decrease in Adjusted EBITDA is primarily due to lower realized commodity prices (after the effect of settled derivatives) and lower production levels.

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

Adjusted Net Income (Loss) and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to the most directly comparable GAAP measure is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income (Loss)	$13,801,859	$(108,978,662)	$30,742,382	$(235,544,415)
Add:
Impact of Selected Items:
(Gain) Loss on the Mark-to-Market of Derivative Instruments	(14,172,002)	30,506,698	(31,228,544)	52,489,716
Write-off of Debt Issuance Costs	95,135	—	95,135	1,089,507
Impairment of Oil and Natural Gas Properties	—	88,880,921	—	193,192,043
Selected Items, Before Income Taxes	(14,076,867)	119,387,619	(31,133,409)	246,771,266
Income Tax of Selected Items(1)	99,518	(3,899,825)	159,429	(4,112,781)
Selected Items, Net of Income Taxes	(13,977,349)	115,487,794	(30,973,980)	242,658,485
Adjusted Net Income (Loss)	$(175,490)	$6,509,132	$(231,598)	$7,114,070

Weighted Average Shares Outstanding – Basic	61,643,862	61,180,313	61,545,555	61,071,948
Weighted Average Shares Outstanding – Diluted	61,885,952	62,079,083	61,928,799	61,361,831

Net Income (Loss) Per Common Share – Basic	$0.22	$(1.78)	$0.50	$(3.86)
Add:
Impact of Selected Items, Net of Income Taxes	(0.22)	1.89	(0.50)	3.97
Adjusted Net Income (Loss) Per Common Share – Basic	$—	$0.11	$—	$0.11

Net Income (Loss) Per Common Share – Diluted	$0.22	$(1.76)	$0.50	$(3.84)
Add:
Impact of Selected Items, Net of Income Taxes	(0.22)	1.86	(0.50)	3.95
Adjusted Net Income (Loss) Per Common Share – Diluted	$—	$0.10	$—	$0.11

______________

(1)
For the 2017 columns, this represents a tax impact using an estimated tax rate of 37.1% and 37.8% for the three and six months ended June 30, 2017, respectively, which includes a $5.1 million and $11.6 million adjustment for a reduction in valuation allowance for the three and six months ended June 30, 2017, respectively. For the 2016 columns, this represents a tax impact using an estimated tax rate of 37.5% and 36.6% for the three and six months ended June 30, 2016, respectively, which includes a $40.8 million and $86.3 million adjustment for a change in valuation allowance for the three and six months ended June 30, 2016, respectively.

Reconciliation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income (Loss)	$13,801,859	$(108,978,662)	$30,742,382	$(235,544,415)
Add:
Interest Expense	16,428,164	16,046,325	32,731,970	32,145,007
Income Tax Benefit	—	—	—	—
Depreciation, Depletion, Amortization and Accretion	13,682,452	16,176,863	26,510,595	34,022,952
Impairment of Oil and Natural Gas Properties	—	88,880,921	—	193,192,043
Non-Cash Share Based Compensation	910,737	1,629,677	1,533,359	3,021,470
Write-off of Debt Issuance Costs	95,135	—	95,135	1,089,507
(Gain) Loss on the Mark-to-Market of Derivative Instruments	(14,172,002)	30,506,698	(31,228,544)	52,489,716
Adjusted EBITDA	$30,746,345	$44,261,822	$60,384,897	$80,416,280

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

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 84% and 86% of our total production volumes in the second quarter of 2017 and 2016, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We partially mitigate volatility in the price of crude oil by entering into hedging arrangements with respect to a portion of our expected oil production.

In 2016, we settled derivative swap contracts of 1.8 million barrels of oil, which represented 42% of our oil production, at an average price of $77.50. In the first six months of 2017, we settled derivative swap contracts of 1.3 million barrels of oil at an average price of $51.74 and costless collars hedging 0.2 million barrels of oil at an average floor price of $50.00 and an average ceiling price of $60.06, which combined represented approximately 68% of our oil production.

As of June 30, 2017, we have derivative swap contracts hedging 1.3 million barrels of oil for the remainder of 2017 at an average price of $53.36 per barrel and 1.7 million barrels of oil in 2018 at an average price of $53.52 per barrel, and we have derivative costless collar contracts hedging 0.2 million barrels of oil in 2017 with an average floor price of $50.00 and an average ceiling price of $60.06 and 0.4 million barrels of oil in 2018 with an average floor price of $50.00 and an average ceiling price of $60.25 (see Note 11 to our financial statements).

Our amended and restated credit agreement governing our revolving credit facility (the “Revolving Credit Facility”) has a maximum facility size of $750.0 million, subject to a semi-annual borrowing base redetermination in April and October of each year and unscheduled, event-driven redeterminations.  At June 30, 2017, we had $155.0 million of borrowings on the Revolving Credit Facility and a borrowing base of $325.0 million, leaving $170.0 million of borrowing availability.  Additionally, we have $700 million aggregate principal amount of outstanding 8.000% senior unsecured notes due June 1, 2020 (the “Notes”).

With cash flow from operations coupled with our Revolving Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. Any significant acquisition of additional properties or significant increase in drilling activity may require us to seek additional capital. We may also choose to seek additional financing from the capital markets rather than utilize our Revolving Credit Facility to fund such activities. Furthermore, our Revolving Credit Facility is currently scheduled to mature on September 30, 2018, and we expect to need to either amend and extend that facility or replace it with new borrowings. We cannot assure you, however, that any additional capital or replacement capital will be available to us on favorable terms or at all.

We continually seek to maintain a financial profile that provides operational flexibility. However, as evidenced by the decline in our realized prices used in our December 31, 2016 reserve report compared to our December 31, 2015 reserve report, the decrease in oil, NGL and natural gas prices may have a negative impact on our ability to raise additional capital and/or maintain our desired levels of liquidity. At June 30, 2017, we had $845.3 million of total debt outstanding, $455.5 million of stockholders’ deficit, and $3.8 million of cash on hand. Additionally, at June 30, 2017, we had $170.0 million of borrowing availability under our Revolving Credit Facility. At December 31, 2016, we had $832.6 million of debt outstanding, $487.4 million of stockholders’ deficit and $6.5 million of cash on hand.

The significantly lower oil price environment that we have experienced since late 2014 has substantially decreased our cash flows from operating activities. Sustained low oil prices could significantly reduce or eliminate our planned capital expenditures. If production is not replaced through the acquisition or drilling of new wells our production levels will lower due to the natural decline of production from existing wells. Reduced production levels combined with low commodity prices would lower cash flow from operations and could adversely affect our ability to meet our Revolving Credit Facility covenant requirements, which require us to maintain certain levels of working capital, as well as interest expense and secured debt coverage ratios. While we are currently in compliance with our financial covenants under the Revolving Credit Facility at June 30, 2017, there is no assurance we will be able to maintain compliance in the future.

With the foregoing considerations in mind, we continue to evaluate various avenues to strengthen our balance sheet. As a way to reduce debt and interest expense, we have had discussions with certain holders of our Notes regarding various potential exchanges, including exchanges that would involve the issuance of secured notes and equity in exchange for our existing Notes. We expect that we will continue to evaluate various avenues to strengthen our balance sheet, including the issuance of debt and/or equity in exchange for our Notes. Given the decline in price of our common stock and the amount of Notes outstanding, such an exchange involving the issuance of equity could result in substantial dilution to our common stockholders. However, any transactions would be dependent upon, among other things, market conditions, our available liquidity, the trading price of our Notes and other conditions.
Low commodity prices have reduced our development activities and caused our capital expenditures to be reduced by 76% in 2015 and 34% in 2016, compared in each case to the prior year. Rig activity levels in 2017 have increased from 2016 levels and a larger percentage of newer net wells utilize higher intensity completions. The improvements in per well productivity resulting from these newer completion techniques has caused us to modestly increase our 2017 development spending. During the six months ended June 30, 2017, our cash spend for development and acquisition activities exceeded our cash flow from operations by $13.0 million. While lower commodity prices could reduce our future borrowing capacity, with over 85% of the December 31, 2016 PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to fund our development plan. Our recent capital commitments have been to fund drilling in the Williston Basin and, to a lesser extent, fund acreage acquisitions. Our strategy is to continue to (1) maintain adequate liquidity and selectively participate in new drilling and completion activities, subject to economic and industry conditions, (2) pursue acquisition and disposition opportunities as available liquidity permits and (3) evaluate various avenues to strengthen our balance sheet and improve our liquidity position. We expect to fund our near-term capital requirements and working capital needs with cash flows from operations and available borrowing capacity under our Revolving Credit Facility. Our capital expenditures could be further curtailed if our cash flows decline from expected levels. Because production from existing oil and natural gas wells declines over time, further reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future.

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

At June 30, 2017, we had a working capital deficit of $22.7 million, compared to a deficit of $30.5 million at December 31, 2016. Current assets increased by $13.8 million and current liabilities increased by $5.9 million at June 30, 2017, compared to December 31, 2016. The increase in current assets is primarily due to higher derivative instrument balances which was partially offset by a lower cash balance in 2017. The increase in our derivative instruments was due to a decrease in forward crude oil prices which was partially offset by hedging settlements. The increase in current liabilities is primarily due to a $16.2 million increase in accounts payable mainly attributable to an increase in our accrued drilling costs as a result of the growth of our in-process well inventory, which was partially offset by a $10.0 million reduction in derivative instruments due to forward oil price changes.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts. Our cash flows from operations also are impacted by changes in working capital. We generally maintain low cash and cash equivalent balances because we use available funds to fund our development activities or reduce our bank debt. Short-term liquidity needs are satisfied by borrowings under our Revolving Credit Facility. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under the Revolving Credit Facility. As of June 30, 2017, we had derivative swap contracts hedging 1.3 million barrels of oil for the remainder of 2017 at an average price of $53.36 per barrel and 1.7 million barrels of oil in 2018 at an average price of $53.52 per barrel. Additionally, we had derivative costless collars contracts hedging 0.2 million barrels of oil for the remainder 2017 with an average floor price of $50.00 and an average ceiling price of $60.06 and 0.4 million barrels of oil in 2018 with an average floor price of $50.00 and an average ceiling price of $60.25.

Our cash flows for the six months ended June 30, 2017 and 2016 are presented below:

	Six Months Ended June 30,
	2017	2016
	(in thousands, unaudited)
Net Cash Provided by Operating Activities	$29,744	$58,523
Net Cash Used for Investing Activities	(42,577)	(38,432)
Net Cash Used for Financing Activities	10,156	(19,814)
Net Change in Cash	$(2,677)	$277

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2017 was $29.7 million, compared to $58.5 million in the same period of the prior year. This decrease was due to lower realized prices (including the effect of settled derivatives), reduced production levels and higher interest costs. Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our statements of cash flows) in the six months ended June 30, 2017 was a decrease of $48,813 compared to an increase of $7.5 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2017 and 2016 was $42.6 million and $38.4 million, respectively. The increase in cash used in investing activities for the first six months of 2017 as compared to the same period of 2016 was attributable to higher oil and natural gas spending. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $65.2 million and $53.6 million at June 30, 2017 and 2016, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the six months ended June 30, 2017, our capitalized costs incurred for oil and natural gas properties (e.g., drilling and completion costs and other capital expenditures) amounted to $58.0 million, while the actual cash spend in this regard amounted to $42.7 million.

Development and acquisition activities are highly discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the six months ended June 30, 2017 and 2016 are summarized in the following table:

	Six Months Ended June 30,
	2017	2016
	(in millions, unaudited)
Drilling and Completion Costs	$40.0	$34.4
Acreage and Related Activities	2.4	3.2
Other Capital Expenditures	0.3	0.8
Total	$42.7	$38.4

Cash Flows from Financing Activities

Net cash provided by (used for) financing activities was $10.2 million and $(19.8) million during the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, cash sourced through financing activities was primarily related to net borrowings under our Revolving Credit Facility. For the six months ended June 30, 2016, cash used for financing activities was primarily related to repayments of our Revolving Credit Facility. Our long term debt at June 30, 2017 was $845.3 million, which was comprised of $690.3 million in senior unsecured notes and $155.0 million of borrowings under our Revolving Credit Facility. As of June 30, 2017, we had $170.0 million of available borrowing capacity under our Revolving Credit Facility.

Revolving Credit Facility

In February 2012, we entered into an amended and restated credit agreement providing for our Revolving Credit Facility, which replaced our previous revolving credit facility with a syndicated facility. The Revolving Credit Facility, which is secured by substantially all of our assets, provides for a commitment equal to the lesser of the facility amount or the borrowing base. At June 30, 2017, the facility amount was $750 million, we had a borrowing base of $325.0 million and $155.0 million of borrowings on the Revolving Credit Facility. On May 4, 2017, we completed the semi-annual redetermination under the Revolving Credit Facility, with the borrowing base established at $325.0 million.

The Revolving Credit Facility matures on September 30, 2018 and provides for a borrowing base subject to redetermination semi-annually each April and October and for event-driven unscheduled redeterminations.  Borrowings under the Revolving Credit Facility can either be at the Alternate Base Rate (as defined in the credit agreement) plus a spread ranging from 1.0% to 2.0% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined in the credit agreement) plus a spread ranging from 2.0% to 3.0%.  The applicable spread at any time is dependent upon the amount of borrowings relative to the borrowing base at such time.  We may elect, from time to time, to convert all or any part of our LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee is paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.  At June 30, 2017, the commitment fee was 0.375% and the interest rate margin was 2.25% on LIBOR loans and 1.25% on base rate loans.

The Revolving Credit Facility contains negative covenants that limit our ability, among other things, to pay any cash dividends, incur additional indebtedness, sell assets, enter into certain hedging contracts, change the nature of our business or operations, merge, consolidate, make investments, or maintain excess cash liquidity.  In addition, as of June 30, 2017, we were required to maintain a current ratio (as defined in the credit agreement) of no less than 1.0 to 1.0, a ratio of secured debt to EBITDAX (as defined in the credit agreement) of no greater than 2.5 to 1.0 and a ratio of EBITDAX (as defined in the credit agreement) to interest expense (as defined in the credit agreement) of no less than 1.5 to 1.0. The minimum ratio of EBITDAX to interest expense that we are required to maintain changes over time (See Note 4 to our financial statements). We were in compliance with our financial covenants under the Revolving Credit Facility at June 30, 2017.

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

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under our Revolving Credit Facility.  As of June 30, 2017, we have entered into derivative swap agreements covering 1.3 million barrels for the remainder of 2017 and 1.7 million barrels in 2018. Additionally, as of June 30, 2017, we have hedged 0.2 million barrels of oil under costless collar arrangements for the remainder of 2017 with an average floor price of $50.00 per barrel and an average ceiling price of $60.06 per barrel and 0.4 million barrels of oil in 2018 with an average floor price of $50.00 per barrel and an average ceiling price of $60.25 per barrel.

The following table reflects open commodity swap contracts as of June 30, 2017, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price ($)
Swaps-Crude Oil
07/01/17 – 12/31/17	180,000	54.20
07/01/17 – 12/31/17	120,000	53.25
07/01/17 – 12/31/17	184,000	54.10
07/01/17 – 12/31/17	240,000	52.75
07/01/17 – 12/31/17	120,000	52.75
07/01/17 – 12/31/17	120,000	53.50
07/01/17 – 12/31/17	60,000	54.60
07/01/17 – 12/31/17	120,000	51.75
07/01/17 – 12/31/17	120,000	53.75
01/01/18 – 09/30/18	270,000	54.00
01/01/18 – 09/30/18	270,000	54.00
01/01/18 – 09/30/18	273,000	55.20
01/01/18 – 12/31/18	180,000	53.30
01/01/18 – 12/31/18	180,000	52.25
01/01/18 – 12/31/18	180,000	52.00
01/01/18 – 12/31/18	180,000	52.75
10/01/18 – 12/31/18	92,000	53.08
10/01/18 – 12/31/18	92,000	53.50

The following table reflects the weighted average price of open commodity swap derivative contracts as of June 30, 2017, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2017	1,264,000	53.36
2018	1,717,000	53.52
2019 and beyond	—	—

The following table reflects open costless collar agreements as of June 30, 2017.

Settlement Period	Oil (Barrels)	Floor/Ceiling Price ($)	Basis
07/01/17 – 12/31/17	90,000	$50.00/$60.00	NYMEX
07/01/17 – 12/31/17	60,000	$50.00/$60.15	NYMEX
01/01/18 – 12/31/18	360,000	$50.00/$60.25	NYMEX

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement.  During the quarter ended June 30, 2017, we had $141.9 million in average outstanding borrowings under our Revolving Credit Facility at a weighted average rate of 3.3%.  We have the option to designate the reference rate of interest for each specific borrowing under the Revolving Credit Facility as amounts are advanced.  Borrowings based upon the London Interbank Offered Rate (“LIBOR”) will bear interest at a rate equal to LIBOR plus a spread ranging from 2.0% to 3.0% depending on the percentage of borrowing base that is currently advanced.  Any borrowings not designated as being based upon LIBOR will bear interest at a rate equal to the current prime rate published by the Wall Street Journal, plus a spread ranging from 1.0% to 2.0%, depending on the percentage of borrowing base that is currently advanced.  We have the option to designate either pricing mechanism.  Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

Our Revolving Credit Facility allows us to fix the interest rate of borrowings under it for all or a portion of the principal balance for a period up to three months; however our borrowings are generally withdrawn with interest rates fixed for one month.  Thereafter, to the extent we do not repay the principal, our borrowings are rolled over and the interest rate is reset based on the current LIBOR or prime rate as applicable. As a result, changes in interest rates can impact results of operations and cash flows. A 1% increase in short-term interest rates on our floating-rate debt outstanding at June 30, 2017 would cost us approximately $1.6 million in additional annual interest expense.

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

As of June 30, 2017, our management, including our Chief Financial Officer and interim Chief Executive Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our Chief Financial Officer and interim Chief Executive Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our Chief Financial Officer and interim Chief Executive Officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On August 18, 2016, plaintiff Jeffrey Fries, individually and on behalf of all others similarly situated, filed a class action complaint in the United States District Court for the Southern District of New York against our company, Michael Reger (our former chief executive officer), and Thomas Stoelk (our chief financial officer and interim chief executive officer) as defendants.  An amended complaint was filed by plaintiffs on July 6, 2017. The complaint purports to bring a federal securities class action on behalf of a class of persons who acquired the company’s securities between March 1, 2013 and August 15, 2016, and seeks to recover damages caused by defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
April 1, 2017 to April 30, 2017	54,986	$2.45	—	$ 108.3 million
Month #2
May 1, 2017 to May 31, 2017	—	—	—	108.3 million
Month #3
June 1, 2017 to June 30, 2017	—	—	—	108.3 million
Total	54,986	$2.45	—	$ 108.3 million

(1)	All shares purchased reflect shares surrendered in satisfaction of tax obligations in connection with the vesting of restricted stock awards.

(2)
In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million shares of our company’s outstanding common stock.  In total, we have repurchased 3,190,268 shares under this program through June 30, 2017 at a weighted average price of $13.06 per share.

Item 6.  Exhibits.

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	August 9, 2017	By:	/s/ Thomas W. Stoelk
Thomas W. Stoelk, Chief Financial Officer and Interim Chief Executive Officer

Date:	August 9, 2017	By:	/s/ Chad W. Allen
Chad W. Allen, Chief Accounting Officer

EXHIBIT INDEX
Unless otherwise indicated, all documents incorporated by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 001-33999.

Exhibit No.	Description	Reference
3.1	Amended and Restated Articles of Incorporation of Northern Oil and Gas, Inc. dated June 1, 2016	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2012
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012
4.3	Indenture, dated May 18, 2015, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015
10.1	Ninth Amendment to Third Amended and Restated Credit Agreement, dated May 4, 2017, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2017
10.2	Letter Agreement, dated July 21, 2017, by and between Northern Oil and Gas, Inc. and Bahram Akradi	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017
12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith
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