Form 10-K
period 2017-12-31
NORTHERN OIL & GAS, INC.
filed 2018-02-23
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)
Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the NYSE MKT) was approximately $68.0 million.
As of February 21, 2018, the registrant had 65,944,133 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement related to the registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report for the year ended December 31, 2017.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  changes in crude oil and natural gas prices, the pace of drilling and completions activity on our properties, our ability to acquire additional development opportunities, changes in our reserves estimates or the value thereof, general economic or industry conditions, nationally and/or in the communities in which our company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to consummate any transaction with our bondholders, including the final terms of any such transaction, which could result in the issuance of a significant amount of equity, our ability to raise or access capital, including as a condition to any transaction with our bondholders, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, and other economic, competitive, governmental, regulatory and technical factors affecting our company’s operations, products and prices.

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

“Hydraulic fracturing.”  The technique of improving a well’s production by pumping a mixture of fluids into the formation and rupturing the rock, creating an artificial channel. As part of this technique, sand or other material may also be injected into the formation to keep the channel open, so that fluids or natural gases may more easily flow through the formation.

“Infill well.”  A subsequent well drilled in an established spacing unit of an already established productive well in the spacing unit.  Acreage on which infill wells are drilled is considered developed commencing with the initial productive well established in the spacing unit.  As such, the addition of an infill well does not have any impact on a company’s amount of developed acreage.

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
FOR FISCAL YEAR ENDED DECEMBER 31, 2017
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

During 2017, we added 354 gross (16.9 net) wells in the Williston Basin.  At December 31, 2017, we owned working interests in 3,262 gross (229.0 net) producing wells, with substantially all the wells targeting the Bakken and Three Forks formations.  As of December 31, 2017, we leased approximately 143,253 net acres, all located in the Williston Basin, of which approximately 124,404 net acres were developed.

As of December 31, 2017, our proved reserves were 75.8 MMBoe (all of which were in the Williston Basin) as estimated by our third-party independent reservoir engineering firm, Ryder Scott Company, LP.  As of December 31, 2017, 61% of our proved reserves were classified as proved developed and 83% of our proved reserves were oil.  The following table provides a summary of certain information regarding our assets:

	As of December 31, 2017
	Net Acres	Productive Wells		Average Daily Production(1) (Boe per day)	Proved Reserves (MBoe)	% Oil	% Proved Developed
		Gross	Net
North Dakota	128,747	3,172	218.7	16,573	75,357	83	61
Montana	14,506	90	10.3	169	475	82	100
Total	143,253	3,262	229.0	16,742	75,832	83	61
__________________

(1)	Represents the average daily production over the three months ended December 31, 2017.

Business Strategy

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

•
Diversify Our Risk Through Non-Operated Participation in a Large Number of Bakken and Three Forks Wells.  As a non-operator, we seek to diversify our investment and operational risk through participation in a large number of oil wells and with multiple operators.  As of December 31, 2017, we have participated in 3,262 gross (229.0 net) producing wells in the Williston Basin with an average working interest of 7.0% in each gross well, with more than 35 experienced operating partners.  We expect to continue partnering with numerous experienced operators across our leasehold positions.

•
Accelerate Growth by Pursuing Value-Enhancing Acquisitions.  In conjunction with our efforts to strengthen our balance sheet, we strive to be the natural consolidator and clearing house of non-operated working interest in the Williston Basin. Historically, our core acquisition strategy has been to seek to acquire smaller lease positions at a significant discount to the contiguous acreage positions typically sought by larger producers. Such acquisitions, including wellbore acquisitions, have been a significant driver of our net well additions and additions to production. We intend to continue these activities, while at the same time evaluating and pursuing larger non-operated asset packages that can more quickly accelerate our growth strategy.

•
Maintain a Strong Balance Sheet and Proactively Manage to Limit Downside.  We strive to remain financially strong, yet flexible, through the prudent management of our balance sheet and active management of commodity price volatility.  Given the volatility of the commodity price environment, we employ an active commodity price risk management program to better enable us to execute our business plan over the entire commodity price cycle.  The following table summarizes the open oil derivative contracts that we have entered into as of December 31, 2017, by year:

Open Contracts
Year	Swap Volumes (Bbl)	Weighted Average Swap Price ($)
2018	3,050,000	53.26
2019	1,887,600	51.80
2020	1,244,200	50.41

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

Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels and NYMEX WTI oil prices dropped to the $26 per Bbl level in February 2016. Although oil prices have increased since February 2016, they remain well below the $100 per Bbl oil prices realized during 2014. Lower oil and gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.  Lower oil and gas prices may also limit our ability to access borrowing availability under out term loan credit agreement, which is dependent on many factors including the value of our proved reserves.

While lower commodity prices may reduce our future net cash flow from operations, we expect to have sufficient liquidity to continue development of our oil and gas properties.  At December 31, 2017, we had $102.2 million of cash and a term loan credit agreement that provides for the issuance of up to $500 million in term loans to the Company, consisting of (i) $300 million in initial term loans that were made on November 1, 2017, (ii) $100 million in delayed draw term loans available to the Company until May 1, 2019, subject to certain conditions precedent described in the term loan credit agreement, and (iii) up to $100 million in incremental term loans on an uncommitted basis and subject, among other things, to one or more lenders agreeing to make incremental term loans.

Development

We primarily engage in oil and natural gas exploration and production by participating on a proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include our acreage.  In addition, we acquire wellbore-only working interests in wells in which we do not hold the underlying leasehold interests from third parties unable or unwilling to participate in particular well proposals.  We typically depend on drilling partners to propose, permit and initiate the drilling of wells.  Prior to commencing drilling, our partners are required to provide all owners of oil, natural gas and mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit.  We assess each drilling opportunity on a case-by-case basis and participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable oil and natural gas, expected oil and gas prices, expertise of the operator, and completed well cost from each project, as well as other factors.  Historically, we have participated pursuant to our working interest in a vast majority of the wells proposed to us.  However, declines in oil prices have reduced both the number of well proposals we receive and the proportion of well proposals in which we have elected to participate.

We do not manage our commodities marketing activities internally, but our operating partners generally market and sell oil and natural gas produced from wells in which we have an interest.  Our operating partners coordinate the transportation of our oil production from our wells to appropriate pipelines or rail transport facilities pursuant to arrangements that such partners negotiate and maintain with various parties purchasing the production.  We understand that our partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short-term contracts.  The price at which production is sold generally is tied to the spot market for oil.  Williston Basin Light Sweet Crude from the Bakken source rock is generally 41-42 API crude oil and is readily accepted into the pipeline infrastructure.  The weighted average differential reported to us by our producers during 2017 was $5.87 per barrel below NYMEX pricing.  Our weighted average differential was approximately $3.51 per barrel below NYMEX pricing during the fourth quarter of 2017.  This differential represents the imbedded transportation costs in moving the oil from wellhead to refinery and will fluctuate based on availability of pipeline, rail and other transportation methods.

Competition

The oil and natural gas industry is intensely competitive, and we compete with numerous other oil and natural gas exploration and production companies.  Some of these companies have substantially greater resources than we have.  Not only do they explore for and produce oil and natural gas, but also many carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis.  These other companies may be able to pay more for exploratory prospects and productive oil and natural gas properties.  They may also have more resources to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

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

Title to Properties

Our oil and natural gas properties are subject to customary royalty and other interests, liens under indebtedness, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions.  Our term loan credit agreement is also secured by a first lien on substantially all of our assets.  We do not believe that any of these burdens materially interfere with the use of our properties or the operation of our business.

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

The Clean Air Act (“CCA”) controls air emissions from oil and natural gas production and natural gas processing operations, among other sources. Clean Air Act regulations include New Source Performance Standards (“NSPS”) for the oil and natural gas source category to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities.

On September 18, 2015, the EPA proposed to further amend the NSPS for the oil and natural gas source category to set standards for methane and VOC emissions from new and modified oil and gas production sources and natural gas-processing and transmission sources. These regulations were finalized and published in the Federal Register on June 3, 2016. Although these regulations are still in effect, they are being reconsidered by the Trump Administration EPA. Although we cannot predict the cost to comply with these new requirements at this point, or to what extent they may or may not be changed upon review, compliance with these new rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

In the United States, legislative and regulatory initiatives are underway to limit greenhouse gas (“GHG”) emissions. The U.S. Congress has considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions.  The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act, or the CAA, definition of an “air pollutant.” Recent litigation has held that if a source was subject to Prevention of Significant Deterioration (“PSD”) or Title V based on emissions of conventional pollutants like sulfur dioxide, particulates, nitrogen dioxide, carbon monoxide, ozone or lead, then the EPA could also require the source to control GHG emissions and the source would have to install Best Available Control Technology to do so.  As a result, a source may still have to control GHG emissions if it is an otherwise regulated source.

On February 23, 2014, Colorado became the first state in the nation to adopt rules to control methane emissions from oil and gas facilities. On June 3, 2016, EPA issued three final rules that were intended to curb emissions of methane, VOCs and toxic air pollutants such as benzene from new, reconstructed and modified oil and gas sources. These new regulations include leak detection and repair provisions, and may require controls to reduce methane emissions from certain oil and gas facilities.  To the extent that these regulations remain in place and to the extent that our third party operating partners are required to further control methane emissions, such controls could impact our business.

In addition, our third party operating partners are required to report their greenhouse gas emissions under EPA Clean Air Act rules.  Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur.  Such developments may affect how these GHG initiatives will impact us.  Moreover, while the U.S. Supreme Court held in its June 2011 decision American Electric Power Co. v. Connecticut that, with respect to claims concerning GHG emissions, the federal common law of nuisance was displaced by the federal Clean Air Act, the Court left open the question of whether tort claims against sources of GHG emissions alleging property damage may proceed under state common law. There thus remains some litigation risk for such claims.  Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.

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

Employees

We currently have 18 full time employees.  We may hire additional technical or administrative personnel as appropriate.  However, we do not expect a significant change in the number of full time employees over the next 12 months based upon our currently-projected business plan.  We are using and will continue to use the services of independent consultants and contractors to perform various professional services.  We believe that this use of third-party service providers enhances our ability to contain general and administrative expenses.

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

The oil and natural gas markets are very volatile, and we cannot predict future oil and natural gas prices.  Oil and natural gas prices declined significantly and have remained depressed since late 2014.  The prices we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  We seek to mitigate volatility and potential declines in oil prices through derivative arrangements that hedge a portion of our expected production. As of December 31, 2017, we had hedged 3.1 million, 1.9 million and 1.2 million barrels of oil in 2018, 2019 and 2020, respectively, at an average price of $53.26, $51.80 and $50.41 per barrel of oil in 2018, 2019 and 2020, respectively (see Note 13 to our financial statements).

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

Lower oil and natural gas prices have and, if they continue, will continue to decrease our revenues, the amount of oil and natural gas that our operators can produce economically, and our reserve bookings.  A substantial or extended decline in oil or natural gas prices, such as the depressed commodity price environment that we’ve experienced since late 2014, has resulted in and could result in further future impairments of our proved oil and natural gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. To the extent commodity prices received from production are insufficient to fund planned capital expenditures, we may be required to reduce spending or borrow or issue additional equity to cover any such shortfall.  Lower oil and natural gas prices may limit our ability to comply with the covenants under our term loan credit agreement and/or limit our ability to access borrowing availability thereunder, which is dependent on many factors including the value of our proved producing reserves.

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

We routinely make estimates of oil and natural gas reserves in connection with managing our business and preparing reports to our lenders and investors.  We make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, development schedules, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, reserve engineers and other advisors to make accurate assumptions.  Any significant variance from these assumptions by actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows.  Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil, natural gas and NGLs we ultimately recover being different from our reserve estimates.  Any significant variance could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K and subsequent reports we file with the SEC.  For example, the estimated quantities and value of our proved reserves as of December 31, 2016 declined significantly from the prior year, due to the decline in oil and natural gas prices as well as a reduction in the number of undeveloped locations included in our proved reserve estimates, due to reduced levels of drilling in a low commodity price environment.  In addition, we may adjust estimates of net proved reserves to reflect production history, changes in operating costs, results of exploration and development, prevailing oil and natural gas prices and any other factors, many of which are beyond our control.

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

Due to the declines in oil and natural gas prices, we have taken significant writedowns of our oil and natural gas properties.  We may be required to record further writedowns of our oil and natural gas properties.

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

During 2017, we performed an impairment review using prices that reflect an average of 2017’s monthly prices as prescribed pursuant to the SEC’s guidelines.  As a result of improving commodity prices, no impairment was recorded during 2017.  Although oil and natural gas prices have improved, if a lower pricing environment reoccurs we expect we could be required to further write down the value of our oil and natural gas properties. If lower average monthly pricing is reflected in the trailing twelve-month average pricing calculation, the present value of our future net revenues could decline and additional impairment could be recognized. The quarterly ceiling test considers many factors including reserves, capital expenditure estimates and trailing twelve-month average prices.  SEC defined prices for each quarter in 2017 were as follows:

SEC Defined Prices for 12 Months Ended	NYMEX Oil Price (per Bbl)	Henry Hub Gas Price (per MMBtu)
December 31, 2017	$51.34	$2.98
September 30, 2017	49.81	3.01
June 30, 2017	48.95	3.01
March 31, 2017	47.61	2.74

Any significant reduction in the value of our proved producing reserves could limit our ability to comply with the covenants under our term loan credit agreement, limit the borrowing availability thereunder, and/or otherwise negatively impact our liquidity and, consequently, our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our term loan credit agreement or any other obligation if required as a result of a reduction in the value of our proved producing reserves.

Our term loan credit agreement includes a covenant that requires the ratio of (i) our Total PDP PV-10 (as defined in the term loan credit agreement) plus the aggregate amount of our unrestricted cash and cash equivalents to (ii) the amount of Senior Secured Debt (as defined in the term loan credit agreement), to not be less than 1.30 to 1.00. The covenant calculation is performed quarterly (March 31, June 30, September 30 and December 31). Reductions in estimates of our producing oil, NGL and natural gas reserves could result in a covenant violation under our term loan credit agreement and/or limit our borrowing availability thereunder.  The same could also arise from other factors, including but not limited to:

•	lower commodity prices or production;

•	increased leverage ratios;

•	inability to drill or unfavorable drilling results;

•	changes in crude oil, NGL and natural gas reserve engineering; or

•	increased operating and/or capital costs.

As of December 31, 2017, we had $300 million of borrowings outstanding under our term loan credit agreement and cash of $102 million. We may make further borrowings under our term loan credit agreement in the future.  Any significant reduction in our quarterly PDP PV-10 valuation could result in a default under current and/or future debt instruments, negatively impact our liquidity and our ability to fund our operations and, as a result, would have a material adverse effect on our financial position, results of operation and cash flow.  If we do not have sufficient funds and we are otherwise unable to arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

Our future success depends on our ability to replace reserves that our operators produce.

Because the rate of production from oil and natural gas properties generally declines as reserves are depleted, our future success depends upon our ability to economically find or acquire and produce additional oil and natural gas reserves.  Except to the extent that we acquire additional properties containing proved reserves, conduct successful exploration and development activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, our proved reserves will decline as our reserves are produced.  We have added significant net wells and production from wellbore-only acquisitions, where we don’t hold the underlying leasehold interest that would entitle us to participate in future wells. Future oil and natural gas production, therefore, is highly dependent upon our level of success in acquiring or finding additional reserves that are economically recoverable.  We cannot assure you that we will be able to find or acquire and develop additional reserves at an acceptable cost.

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

These risks are heightened in a low commodity price environment, which presents significant challenges to most (if not all) of our operators.  The challenges and risks faced by our operators may be similar to or greater than our own, including with respect to their ability to service their debt, remain in compliance with their debt instruments and, if necessary, access additional capital.  We have already seen some bankruptcy filings for oil and gas operators, and a low commodity price environment could result in additional operators being forced into bankruptcy.  The insolvency of an operator of any of our properties, the failure of an operator of any of our properties to adequately perform operations or an operator’s breach of applicable agreements could reduce our production and revenue and result in our liability to governmental authorities for compliance with environmental, safety and other regulatory requirements, to the operator’s suppliers and vendors and to royalty owners under oil and gas leases jointly owned with the operator or another insolvent owner.  Finally, an operator of our properties may have the right, if another non-operator fails to pay its share of costs because of its insolvency or otherwise, to require us to pay our proportionate share of the defaulting party’s share of costs.

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

The recent rise in commodity prices has increased activity and investment in the Williston Basin.  As a result of increased activity in the Williston Basin, competition for equipment, labor and supplies is also expected to increase.  Likewise, higher oil, natural gas and NGL prices generally increase the demand for equipment, labor and supplies, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel.  Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict our operating partners’ ability to drill the wells and conduct the operations that we currently expect.

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

Our business focus is on the oil and natural gas industry in properties that are primarily in the areas of the Williston Basin located in Montana and North Dakota.  While other companies may have the ability to manage their risk by diversification, the narrow focus of our business, in terms of both the industry focus and geographic scope of our business, means that we will likely be impacted more acutely by factors affecting our industry or the region in which we operate than we would if our business were more diversified.  As a result of the narrow focus of our business, we may be disproportionately exposed to the effects of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of oil or natural gas.  Additionally, we may be exposed to further risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within the Williston Basin.  We do not currently intend to broaden either the nature or geographic scope of our business.

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

We enter into swaps, collars or other derivatives arrangements from time to time to hedge our expected production depending on projected production levels and expected market conditions, and to comply with covenant requirements under our term loan credit agreement.  While intended to mitigate the effects of volatile oil and natural gas prices, such transactions may limit our potential gains and increase our potential losses if oil and natural gas prices were to rise substantially over the price established by the hedge.

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

Our ability to use net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

We have net operating loss (“NOL”) carryforwards that we may use to offset against taxable income for U.S. federal income tax purposes.  At December 31, 2017, we had an estimated NOL carryforward of approximately $714.5 million for United States federal tax return purposes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” can be subject to limitations on the use of its NOLs to offset future taxable income.  Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. For example, in connection with the potential exchange transaction described in Note 16 to the financial statements, we expect that a limitation under Section 382 could be triggered. In addition, under the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017, (i) the amount of post-2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself, and (ii) NOLs can no longer be carried back to prior taxable years. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs.

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

The marketability of our oil and natural gas depends in part on the availability, proximity and capacity of pipeline systems, processing facilities, oil trucking fleets and rail transportation assets owned by third parties.  The lack of available capacity on these systems and facilities, whether as a result of proration, physical damage, scheduled maintenance or other reasons, could result in a substantial increase in costs, the shut-in of producing wells or the delay or discontinuance of development plans for our properties.  The negative effects arising from these and similar circumstances may last for an extended period of time.  In many cases, operators are provided only with limited, if any, notice as to when these circumstances will arise and their duration.  In addition, many of our wells are drilled in locations in the Williston Basin that are serviced to a limited extent, if at all, by gathering and transportation pipelines, which may or may not have sufficient capacity to transport production from all of the wells in the area.  As a result, we rely on third party oil trucking to transport a significant portion of our production to third party transportation pipelines, rail loading facilities and other market access points.  Any significant curtailment in gathering system or pipeline capacity, or the unavailability of sufficient third party trucking or rail capacity, could adversely affect our business, results of operations and financial condition.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established or operations are commenced on units containing the acreage or the leases are extended.

A significant portion of our acreage is not currently held by production or held by operations.  Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire.  If our leases expire and we are unable to renew the leases, we will lose our right to participate in the development of the related properties.  Drilling plans for these areas are generally in the discretion of third party operators and are subject to change based on various factors that are beyond our control, such as: the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third party approvals; oil, NGL and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs.  As of December 31, 2017, we estimate that we had leases that were not developed that represented 11,915 net acres potentially expiring in 2018, 3,690 net acres potentially expiring in 2019, 980 net acres potentially expiring in 2020 and 2,264 net acres potentially expiring in 2021 and beyond.

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

Our exploration, development and acquisition activities require substantial capital expenditures. Historically, we have funded our capital expenditures through a combination of cash flow from operations, our credit facility, debt issuances, and equity issuances. We have also engaged in asset sales from time to time. If our access to capital were limited due to numerous factors, which could include a decrease in operating cash flow due to lower oil and natural gas prices or decreased production or deterioration of the credit and capital markets, we would have a reduced ability to develop our properties and replace our reserves. We may not be able to incur additional debt under our term loan credit agreement, issue debt or equity, engage in asset sales or access other methods of financing on acceptable terms to develop our properties and/or meet our reserve replacement requirements.

We may be unable to obtain additional capital that we will require to implement our business plan.

Future acquisitions and future exploration, development, production and marketing activities, will require a substantial amount of capital.  Cash reserves, cash from operations and borrowings under our term loan credit agreement may not be sufficient to fund both our continuing operations and our planned growth.  We may require additional capital to continue to grow our business through acquisitions and to further expand our exploration and development programs.  We may be unable to obtain additional capital if and when required.

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

Approximately 39% of our estimated net proved reserves volumes were classified as proved undeveloped as of December 31, 2017. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate.  Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic.  In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.

Our acquisition strategy will subject us to certain risks associated with the inherent uncertainty in evaluating properties for which we have limited information.

We intend to expand our operations in part through acquisitions.  Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations.  Also, our reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition.  Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken.

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

The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives has also conducted an investigation of hydraulic fracturing practices.  A final assessment of the EPA study was released in December 2016, generally concluding that hydraulic fracturing activities can impact drinking water resources in some circumstances and identifying factors that can influence the impacts.  As part of these studies, both the EPA and the House committee have requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise.  Congress has in recent legislative sessions considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress.  The U.S. Congress may consider similar SDWA legislation in the future.

Recent EPA CAA regulations established emission limits for sulfur dioxide (SO2) and volatile organic compounds (VOCs) for oil and natural gas production and natural gas processing operations.  The final rule mandates the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015.  The rules also established requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment.   EPA’s 2016 proposed Clean Air Act regulations addressing methane emissions from certain oil and gas facilities are in effect but under review by EPA.

In addition, several state and local governments are considering or have adopted legislative or regulatory restrictions on hydraulic fracturing through additional permit requirements, operational restrictions, and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds.  For example, Montana and North Dakota have both adopted regulations requiring the disclosure of all fluids, additives, and chemicals used in the hydraulic fracturing process.  And, in 2014, North Dakota adopted new requirements aimed at capturing gas and reducing flaring.

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

The EPA has determined that emissions of certain “greenhouse gases” (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  Based on its findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. In 2015 and 2016, EPA approved rules that would require controls on methane emissions from oil and gas facilities and proposed the Clean Power Plan, which required states to regulate carbon dioxide emissions from utility operations, with a long-term goal of 30% reduction below 2005 rates of CO2 from electric utilities by the year 2030.  The Trump Administration is reviewing both the methane rules for oil and gas facilities and the Clean Power Plan, and the execution of the latter is stayed. While the future of climate change regulation is uncertain under the current administration, future GHG regulations of the oil and gas industry remain a possibility.

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

Our term loan credit agreement contains operating and financial restrictions that may restrict our business and financing activities.

Our term loan credit agreement contains, and any future indebtedness we incur (including the debt contemplated by the potential exchange transaction described in Note 16 to the financial statements) may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

In addition, the term loan credit agreement includes financial maintenance and other covenants, as summarized in Note 4 to the financial statements. As a result of these covenants, we could be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Our ability to comply with some of the covenants and restrictions may be affected by events beyond our control.  If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired.  A failure to comply with the covenants, ratios or tests in our term loan credit agreement or any future indebtedness could result in an event of default under our term loan credit agreement or our future indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.  If an event of default under our term loan credit agreement occurs and remains uncured, the lenders thereunder:

•	would not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	may have the ability to require us to apply all of our available cash to repay these borrowings; and

•	may prevent us from making debt service payments under our other agreements.

An event of default or an acceleration under our term loan credit agreement could result in an event of default and an acceleration under other existing or future indebtedness, including our senior notes and/or the debt contemplated by the potential exchange transaction described in Note 16 to the financial statements.  Conversely, an event of default or an acceleration under any other existing or future indebtedness could result in an event of default and an acceleration under our term loan credit agreement.  In addition, our obligations under the term loan credit agreement are collateralized by perfected first priority liens and security interests on substantially all of our assets and if we are unable to repay our indebtedness under the term loan credit agreement, the lenders could seek to foreclose on our assets.

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

•	increase our vulnerability to economic downturns and adverse developments in our business, such as a low commodity price environment;

•
limit our ability to access the capital markets to raise capital on favorable terms or to obtain additional financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness;

•	place restrictions on our ability to obtain additional financing, make investments, sell assets and engage in business combinations;

•	place us at a competitive disadvantage relative to competitors with lower levels of indebtedness in relation to their overall size or less restrictive terms governing their indebtedness; and

•	make it more difficult for us to satisfy our obligations under our debt agreements and increase the risk that we may default on our debt obligations.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors.  We will not be able to control many of these factors, such as economic conditions and governmental regulation.  We depend on our term loan credit agreement for future capital needs, because we use operating cash flows for investing activities and borrow as needed.  We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our current and future debt and meet our other obligations.  If we do not have enough money, we may be required to refinance all or part of our debt, sell assets, borrow more money or raise equity.  We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.  Our ability to comply with the financial and other restrictive covenants in our current and future indebtedness will be affected by the levels of cash flow from our operations and future events and circumstances beyond our control.  Failure to comply with these covenants would result in an event of default under our indebtedness, and such an event of default could materially and adversely affect our business, financial condition and results of operations.

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

Our principal exposures to credit risk are through receivables resulting from the sale of our oil and natural gas production ($52.0 million in receivables at December 31, 2017), which operating partners market on our behalf to energy marketing companies, refineries and their affiliates.

We are subject to credit risk due to the concentration of our oil and natural gas receivables with a limited number of operating partners.  This concentration may impact our overall credit risk since these entities may be similarly affected by changes in economic and other conditions.  A low commodity price environment may strain our operating partners, which could heighten this risk.  The inability or failure of our operating partners to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our term loan credit agreement bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.  A 1% increase in interest rates on the debt outstanding under our term loan credit agreement as of December 31, 2017 would cost us approximately $3.0 million in additional annual interest expense.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.

We may be able to incur substantial additional indebtedness in the future, subject to certain limitations, including under our term loan credit agreement, our senior notes and under any future debt agreements.  If new debt is added to our current debt levels, the related risks that we now face could increase.  Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures.  This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations.  In addition, the incurrence of additional indebtedness could make it more difficult to satisfy our existing financial obligations.

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

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Covenants contained in our term loan credit agreement and the indentures governing our senior notes restrict the payment of dividends. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Estimated Net Proved Reserves

The table below summarizes our estimated net proved reserves at December 31, 2017, 2016 and 2015 based on reports prepared by Ryder Scott Company, LP (“Ryder Scott”), our independent reserve engineers.  In preparing its reports, Ryder Scott evaluated properties representing all of our proved reserves at December 31, 2017, 2016 and 2015 in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to companies involved in oil and natural gas producing activities.  Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives.

	December 31, 2017		December 31, 2016		December 31, 2015
	Proved Reserves (MBoe)(1)	% of Total	Proved Reserves (MBoe)(2)	% of Total	Proved Reserves (MBoe)(3)	% of Total
SEC Proved Reserves:
Developed	46,345	61	37,713	70	42,177	65
Undeveloped	29,487	39	16,368	30	23,121	35
Total Proved Properties	75,832	100	54,081	100	65,298	100
___________________

(1)
The table above values oil and natural gas reserve quantities as of December 31, 2017 assuming constant realized prices of $45.90 per barrel of oil and $3.34 per Mcf of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, after adjustment to reflect applicable transportation and quality differentials.

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

Estimated net proved reserves at December 31, 2017 were 75,832 MBoe, a 40% increase from estimated net proved reserves of 54,081 MBoe at December 31, 2016.  The increase in 2017 total proved reserves was primarily due to the impact of higher commodity prices in 2017 as compared to 2016, which also increased both the number of undeveloped drilling locations and the expected productive life of economic locations reflected in our 2017 proved reserve estimates. Higher commodity prices and development activity in 2017 led to an increase in our capital spending. As a result of the higher activity levels, the number of proved undeveloped wells included in the reserves was increased from 32.6 net wells in 2016 to 52.1 net wells in 2017.

Estimated net proved reserves at December 31, 2016 were 54,081 MBoe, a 17% decrease from estimated net proved reserves of 65,298 MBoe at December 31, 2015.  The decrease in 2016 total proved reserves was primarily due to the impact of lower commodity prices in 2016 as compared to 2015, which reduced both the number of locations from which reserves can be economically produced and the expected productive life of economic locations.

The following table sets forth summary information by reserve category with respect to estimated proved reserves at December 31, 2017:

	SEC Pricing Proved Reserves(1)
	Reserve Volumes				PV-10(3)
Reserve Category	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)(2)%		Amount (In thousands)%
PDP Properties	33,334	40,296	40,050	53	$510,087	67
PDNP Properties	5,258	6,222	6,295	8	101,269	13
PUD Properties	24,220	31,603	29,487	39	146,644	20
Total	62,812	78,121	75,832	100	$758,000	100
_____  ___________

(1)
The SEC Pricing Proved Reserves table above values oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2017 based on average prices of $51.34 per barrel of oil and $2.98 per MMbtu of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per MMbtu of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period.  The average resulting price used as of December 31, 2017, after adjustment to reflect applicable transportation and quality differentials, was $45.90 per barrel of oil and $3.34 per Mcf of natural gas.

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

The following table reconciles the pre-tax PV10% value of our SEC Pricing Proved Reserves as of December 31, 2017 to the Standardized Measure of discounted future net cash flows.

SEC Pricing Proved Reserves (in thousands)
Standardized Measure Reconciliation
Pre-Tax Present Value of Estimated Future Net Revenues (Pre-Tax PV10%)	$758,000
Future Income Taxes, Discounted at 10%(1)	(4,014)
Standardized Measure of Discounted Future Net Cash Flows	$753,986
____________

(1)
The expected tax benefits to be realized from utilization of the net operating loss and tax credit carryforwards are used in the computation of future income tax cash flows.  As a result of available net operating loss carryforwards and the remaining tax basis of our assets at December 31, 2017, our future income taxes were significantly reduced.

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

Proved Undeveloped Reserves

At December 31, 2017, we had approximately 29.5 MMBoe of proved undeveloped reserves as compared to 16.4 MMBoe at December 31, 2016.  A reconciliation of the change in proved undeveloped reserves during 2017 is as follows:

MMBoe
Estimated Proved Undeveloped Reserves at 12/31/2016	16.4
Converted to Proved Developed Through Drilling	(4.8)
Added from Extensions and Discoveries	18.9
Removed for 5-Year Rule	(2.6)
Revisions	1.6
Estimated Proved Undeveloped Reserves at 12/31/2017	29.5

During 2017, commodity prices for crude oil, NGL and natural gas increased from the prior year, which resulted in higher capital spending during 2017. We expect to increase our capital spending again in 2018. As a result, we have increased the proportion of our reserves that have historically been categorized as PUD.  This is driven by the current economic price environment, coupled with our improved liquidity, which increases the number of PUD locations that we have reasonable certainty to believe will be developed during the five-year time horizon.

Our future development drilling program includes the drilling of approximately 52.1 proven undeveloped net wells before the end of 2022 at an estimated cost of $364.3 million.  Our development plan for drilling proved undeveloped wells calls for the drilling of 18.9 net wells during 2018 (includes 9.5 net wells drilled at December 31, 2017, but classified as proved undeveloped due to Ryder Scott internal guidelines which require greater than 65% of total costs to be incurred to be classified as developed), 8.2 net wells during 2019, 8.2 net wells during 2020, 7.8 net wells during 2021 and 9.0 net wells during 2022 for a total of 52.1 net wells.  We expect that our proved undeveloped reserves will continue to be converted to proved developed producing reserves as additional wells are drilled including our acreage.  All locations comprising our remaining proved undeveloped reserves are forecast to be drilled within five years from initially being recorded in accordance with our development plan.

At December 31, 2017, the PV-10 value of our proved undeveloped reserves amounted to 20% of the PV-10 value of our total proved reserves.  Although our historical producing property additions exceed our existing development plans, there are numerous uncertainties.  The development of these reserves is dependent upon a number of factors which include, but are not limited to:  financial targets such as drilling within cash flow or reducing debt, drilling of obligatory wells, satisfactory rates of return on proposed drilling projects, and the levels of drilling activities by operators in areas where we hold leasehold interests.  During 2017, Northern increased its capital spending by 85% compared to 2016 in response to the improving commodity price environment.  If a lower commodity price environment reoccurs, we may seek to reduce our development spending. While lower commodity prices could reduce our future borrowing capacity (we had $102.2 million of cash and committed borrowing availability of $100.0 million under our term loan credit agreement at December 31, 2017), with 67% of the PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to complete our development plan.

At December 31, 2017, we had spent a total of $34.0 million related to the development of proved undeveloped reserves, which resulted in the conversion of 4.8 MMBoe of proved undeveloped reserves as of December 31, 2016 to proved developed reserves as of December 31, 2017.  Proved developed property additions in 2017 also included 5.6 MMBoe from the conversion of previously undeveloped locations that were not booked in our December 31, 2016 proved undeveloped reserves (the related development costs incurred at December 31, 2017 were $57.8 million). Additionally, our proved undeveloped reserves at December 31, 2017 included 5.3 MMBoe for net wells that had commenced drilling activities but remained classified as undeveloped reserves due to Ryder Scott’s internal guidelines which require greater than 65% of the total costs to have been incurred in order to be classified as proved developed (the related development costs incurred at December 31, 2017 were $22.0 million).

In 2017, we also added 18.9 MMBoe of proved undeveloped reserves primarily in our North Dakota areas of operations as a result of higher commodity prices and increased well performance and development activity in the Williston Basin. The SEC-prescribed commodity prices (after adjustment for transportation, quality and basis differentials) were $10.66 higher per barrel of oil and $1.67 higher per Mcf of natural gas at year-end 2017 as compared to year-end 2016. Additionally, we had positive performance revisions of 1.6 MMBoe, which were offset by the removal of 2.6 MMBoe of proved undeveloped reserves due to the SEC-prescribed 5-year rule.  We added 354 gross (16.9 net) wells to production during 2017.

Proved Reserves Sensitivity by Price Scenario

The SEC disclosure rules allow for optional reserves sensitivity analysis, such as the sensitivity that oil and natural gas reserves have to price fluctuations.  We have chosen to compare our proved reserves from the 2017 SEC case to one alternate pricing case.  The sensitivity scenario was not audited by a third party. In the sensitivity scenario, all factors other than the commodity price assumption have been held constant with the SEC case, including the number of proved undeveloped locations, drill schedules and operating costs assumptions. This sensitivity is only meant to demonstrate the impact that changing commodity prices may have on estimated proved reserves and PV-10 and there is no assurance this outcome will be realized. The table below shows our proved reserves utilizing the 2017 SEC case compared with one alternate price scenario.

	Price Cases
	SEC Case(1)	Scenario 1(2)
Net Proved Reserves (December 31, 2017)
Oil (MBbl)
Developed	38,593	40,000
Undeveloped	24,220	26,321
Total	62,812	66,321
Natural Gas (MMcf)
Developed	46,518	48,412
Undeveloped	31,603	34,716
Total	78,121	83,129
Total Proved Reserves (MBOE)	75,832	80,176

_________________

(1)
Represents reserves based on pricing prescribed by the SEC.  The unescalated twelve month arithmetic average of the first day of the month posted prices were adjusted for transportation and quality differentials to arrive at prices of $45.90 per Bbl for oil and $3.34 per Mcf for natural gas.  Production costs were held constant for the life of the wells.

(2)
Prices based on $60.00 per Bbl for oil and $3.00 per MMbtu for natural gas, which were then adjusted for transportation and quality differentials to arrive at prices of $54.56 per Bbl for oil and $3.36 per Mcf for natural gas.  Production costs and the future development drilling program were both held constant with the SEC case.

The following table provides the estimated pre-tax PV10% value as of December 31, 2017, of our proved reserves under the SEC case and the alternate price case, and also reconciles these amounts to the standardized measure of discounted future net cash flows. Pre-tax PV10% value may be considered a non-GAAP financial measure. See “Reconciliation of PV-10 to Standardized Measure” above.

	SEC Case(1)	Scenario 1(2)
Standardized Measure Reconciliation (in thousands)
Pre-Tax Present Value of Estimated Future Net Revenues (Pre-Tax PV10%)	$758,000	$1,015,881
Future Income Taxes, Discounted at 10%(3)	(4,014)	(34,808)
Standardized Measure of Discounted Future Net Cash Flows	$753,986	$981,073
_____________

(1)
Represents reserves based on pricing prescribed by the SEC.  The unescalated twelve month arithmetic average of the first day of the month posted prices were adjusted for transportation and quality differentials to arrive at prices of $45.90 per Bbl for oil and $3.34 per Mcf for natural gas.  Production costs were held constant for the life of the wells.

(2)
Prices based on $60.00 per Bbl for oil and $3.00 per MMbtu for natural gas, which were then adjusted for transportation and quality differentials to arrive at prices of $54.56 per Bbl for oil and $3.36 per Mcf for natural gas.  Production costs and the future development drilling program were both held constant with the SEC case.

(3)
The expected tax benefits to be realized from utilization of the net operating loss and tax credit carryforwards are used in the computation of future income tax cash flows. As a result of available net operating loss carryforwards and the remaining tax basis of our assets at December 31, 2017, our future income taxes were significantly reduced.

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

To estimate economically recoverable oil and natural gas reserves and related future net cash flows, we consider many factors and assumptions including, but not limited to, the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future production rates. Under the SEC regulations 210.4-10(a)(22)(v) and (26), proved reserves must be demonstrated to be economically producible based on existing economic conditions including the prices and costs at which economic producibility from a reservoir is to be determined as of the effective date of the report. With respect to the property interests we own, production and well tests from examined wells, normal direct costs of operating the wells or leases, other costs such as transportation and/or processing fees, production taxes, recompletion and development costs and product prices are based on the SEC regulations, geological maps, well logs, core analyses, and pressure measurements.

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

	Years Ended December 31,
	2017	2016	2015
Net Production:
Oil (Bbl)	4,537,295	4,325,919	5,168,687
Natural Gas and NGLs (Mcf)	5,187,886	4,026,899	4,651,583
Total (Boe)	5,401,943	4,997,069	5,943,950

Average Sales Prices:
Oil (per Bbl)	$45.09	$35.22	$37.77
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	0.83	14.22	31.17
Oil Net of Settled Derivatives (per Bbl)	45.92	49.44	68.94
Natural Gas and NGLs (per Mcf)	3.74	1.82	1.60
Realized Price on a Boe Basis Including all Realized Derivative Settlements	42.16	44.27	61.19

Average Costs:
Production Expenses (per Boe)	$9.21	$9.14	$8.77

Drilling and Development Activity

The following table sets forth the number of gross and net productive and non-productive wells drilled in the years ended December 31, 2017, 2016 and 2015.  The number of wells drilled refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated.  We have classified all wells drilled to-date targeting the Bakken and Three Forks formations as development wells.

	Years Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Oil	—	—	—	—	—	—
Natural Gas	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—

Development Wells:
Oil	354	16.9	294	10.7	292	18.6
Natural Gas	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—

Total Productive Exploratory and Development Wells	354	16.9	294	10.7	292	18.6

            The following table summarizes our cumulative gross and net productive oil wells by state at each of December 31, 2017, 2016 and 2015.

	At December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
North Dakota	3,172	218.7	2,820	202.2	2,533	192.6
Montana	90	10.3	94	10.9	97	11.7
Total	3,262	229.0	2,914	213.1	2,630	204.3

Leasehold Properties

          As of December 31, 2017, our principal assets included approximately 143,253 net acres located in the northern region of the United States. The following table summarizes our estimated gross and net developed and undeveloped acreage by state at December 31, 2017.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
North Dakota:
McKenzie County	106,192	25,426	11,546	4,582	117,738	30,008
Mountrail County	117,044	26,507	6,114	992	123,158	27,499
Williams County	73,234	17,132	4,128	1,590	77,362	18,722
Dunn County	69,705	14,777	8,431	3,006	78,136	17,783
Divide County	55,838	15,530	3,426	1,173	59,264	16,703
Other	92,022	14,038	10,760	3,994	102,782	18,032
North Dakota	514,035	113,410	44,405	15,337	558,440	128,747
Montana	40,591	10,994	5,760	3,512	46,351	14,506
Total:	554,626	124,404	50,165	18,849	604,791	143,253

As of December 31, 2017, approximately 87% of our total acreage was developed.  All of our proved reserves are located in North Dakota and Montana.

Recent Acquisitions

In 2017 and 2016 we acquired leasehold interests covering an aggregate of approximately 1,934 and 3,399 net acres in our key prospect areas, for an average cost of $2,353 and $1,515 per net acre, respectively.

We generally assess acreage subject to near-term drilling activities on a lease-by-lease basis because we believe each lease’s contribution to a subject spacing unit is best assessed on that basis if development timing is sufficiently clear.  Consistent with that approach, the majority of our acreage acquisitions involve properties that are selected by us on a lease-by-lease basis for their participation in a well expected to be spud in the near future, and the subject leases are then aggregated to complete one single closing with the transferor.  As such, we generally view each acreage assignment from brokers, landmen and other parties as involving several separate acquisitions combined into one closing with the common transferor for convenience.  However, in certain instances an acquisition may involve a larger number of leases presented by the transferors as a single package without negotiation on a lease-by-lease basis.  In those instances, we still review each lease on a lease-by-lease basis to ensure that the package as a whole meets our acquisition criteria and drilling expectations.

Acreage Expirations

As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases.  All of our leases for undeveloped acreage summarized in the table below will expire at the end of their respective primary terms, unless we renew the existing leases, establish commercial production from the acreage or some other “savings clause” is exercised.  In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced.  While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no guarantee we can do so.  The approximate expiration of our net acres which are subject to expire between 2018 and 2022 and thereafter, are set forth below:

	Acreage Subject to Expiration
Year Ended	Gross	Net
December 31, 2018	36,094	11,915
December 31, 2019	9,027	3,690
December 31, 2020	2,195	980
December 31, 2021	474	286
December 31, 2022 and thereafter	2,375	1,978
Total	50,165	18,849

During 2017, we had leases expire in Montana (5,035 net acres) and North Dakota (7,758 net acres) covering approximately 12,793 net acres, all of which was prospective for the Bakken and Three Forks Formations.  The 2017 lease expirations carried a cost of $18.7 million.  We believe that the expired acreage was not material to our capital deployed in these prospects.

Unproved Properties

All properties that are not classified as proved properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion.  Once a property is classified as proved, all associated acreage and drilling costs are subject to depletion.

We assess all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others:  intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  For the years ended December 31, 2017, 2016 and 2015, we included $0.6 million, $7.0 million and $37.6 million, respectively, related to expiring leases within costs subject to the depletion calculation.

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

Impairment and Depletion of Oil and Natural Gas Properties

As a result of low commodity prices and their effect on the proved reserve values of properties in 2016 and 2015, we recorded a non-cash ceiling test impairment of $237 million in 2016 and $1.2 billion in 2015. Given improving commodity prices, no impairments were recorded during 2017. The impairment charges affected our reported net income but did not reduce our cash flow.

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

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses during 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
Depletion of Oil and Natural Gas Properties	$58,801,474	$60,637,746	$137,105,397
Depletion Expense (per Boe)	10.89	12.13	23.07

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

On August 18, 2016, plaintiff Jeffrey Fries, individually and on behalf of all others similarly situated, filed a class action complaint in the United States District Court for the Southern District of New York against our company, Michael Reger (our former chief executive officer), and Thomas Stoelk (our former chief financial officer and interim chief executive officer) as defendants.  An amended complaint was filed by plaintiffs in July 2017. Defendants (including our company) filed a motion to dismiss the amended complaint in August 2017. The court granted our motion to dismiss in January 2018, but permitted the plaintiff the opportunity to further amend the complaint. A second amended complaint was filed by plaintiff in January 2018. The complaint purports to bring a federal securities class action on behalf of a class of persons who acquired the company’s securities between March 1, 2013 and August 15, 2016, and seeks to recover damages caused by defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The company intends to continue to vigorously defend itself in this matter.

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE American under the symbol “NOG.”  The high and low sales prices for shares of common stock of our company for each quarter during 2016 and 2017 are set forth below.

	Sales Price
	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$5.07	$1.99
Second Quarter	5.85	3.70
Third Quarter	4.94	2.52
Fourth Quarter	3.50	1.55

Fiscal Year Ended December 31, 2017
First Quarter	4.00	2.30
Second Quarter	2.68	1.25
Third Quarter	1.45	0.66
Fourth Quarter	2.10	0.63

The closing price for our common stock on the NYSE American on February 22, 2018 was $2.10 per share.

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

The following graph compares the 60-month cumulative total shareholder return on our common stock since December 31, 2012, and the cumulative total returns of Standard & Poor’s Composite 500 Index and the NYSE Arca Oil Index (formerly the AMEX Oil Index) for the same period. This graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2012 to December 31, 2017.

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2018 Standard & Poor’s, a division of S&P Global. All rights reserved.

*            The following table sets forth the total returns utilized to generate the foregoing graph.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Northern Oil & Gas, Inc.	100.00	89.6	33.59	22.95	16.35	12.19
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
NYSE Arca Oil Index	100.00	118.41	108.38	90.31	113.22	122.53

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Holders

As of February 21, 2018, we had 65,944,133 shares of our common stock outstanding, held by approximately 258 shareholders of record.  The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and do not presently anticipate paying any dividends upon our common stock in the foreseeable future.  Under our term loan credit agreement, we are restricted in our ability to pay cash dividends on our common stock. Any cash dividends in the future to common shareholders will be payable when, as and if declared by our Board of Directors based upon the Board’s assessment of:

•	our financial condition and performance;

•	earnings;

•	need for funds;

•	capital requirements;

•	prior claims of preferred stock to the extent issued and outstanding; and

•	other factors, including income tax consequences, contractual restrictions and any applicable laws.

There can be no assurance, therefore, that any dividends on the common stock will ever be paid.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
October 1, 2017 to October 31, 2017	—	$—	—	$ 108.3 million
Month #2
November 1, 2017 to November 30, 2017	—	—	—	108.3 million
Month #3
December 1, 2017 to December 31, 2017	69,578	1.75	—	108.3 million
Total	69,578	$1.75	—	$ 108.3 million
__________________________________

(1)	All shares purchased reflect shares surrendered in satisfaction of tax obligations in connection with the vesting of restricted stock awards.

(2)
In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million worth of shares of our Company’s outstanding common stock.  In total, we have repurchased 3,190,268 shares under this program through December 31, 2017 at a weighted average price of $13.06 per share. The last time we repurchased shares under this program was in 2014.

Item 6. Selected Financial Data

	Fiscal Years
	2017	2016	2015	2014	2013
	(in thousands, except share and per common share data)
Statements of Operations Information:
Revenues
Oil and Gas Sales	$223,963	$159,691	$202,639	$431,605	$369,187
Gain (Loss) on Derivative Instruments, Net	(14,667)	(14,819)	72,383	163,413	(33,458)
Other Revenue	23	31	36	9	44
Total Revenues	209,320	144,903	275,057	595,027	335,773

Operating Expenses
Production Expenses	49,733	45,680	52,108	55,696	41,859
Production Taxes	20,604	15,514	21,567	43,674	34,959
General and Administrative Expense	18,988	14,758	19,042	17,602	16,575
Depletion, Depreciation, Amortization and Accretion	59,500	61,244	137,770	172,884	124,383
Impairment of Oil and Natural Gas Properties	—	237,013	1,163,959	—	—
Total Expenses	148,825	374,208	1,394,446	289,855	217,776

Income (Loss) from Operations	60,495	(229,305)	(1,119,388)	305,171	117,997

Interest Expense, Net of Capitalization	(70,286)	(64,486)	(58,360)	(42,106)	(32,709)
Write-off of Debt Issuance Costs	(95)	(1,090)	—	—	—
Loss on the Extinguishment of Debt	(993)	—	—	—	—
Other Income (Expense)	116	(16)	(30)	47	(453)
Total Other Income (Expense)	(71,258)	(65,591)	(58,390)	(42,058)	(33,162)

Income (Loss) Before Income Taxes	(10,764)	(294,896)	(1,177,779)	263,113	84,835

Income Tax Provision (Benefit)	(1,570)	(1,402)	(202,424)	99,367	31,768

Net Income (Loss)	$(9,194)	$(293,494)	$(975,355)	$163,746	$53,067

Net Income (Loss) Per Common Share – Basic	$(0.15)	$(4.80)	$(16.08)	$2.70	$0.85

Net Income (Loss) Per Common Share – Diluted	$(0.15)	$(4.80)	$(16.08)	$2.69	$0.85

Weighted Average Shares Outstanding – Basic	62,408,855	61,173,547	60,652,447	60,691,701	62,364,957

Weighted Average Shares Outstanding – Diluted	62,408,855	61,173,547	60,652,447	60,860,769	62,747,298

Statements of Cash Flows Information:
Net Cash Provided By Operating Activities	$72,967	$101,892	$247,016	$274,258	$222,774
Net Cash Used For Investing Activities	$(119,240)	$(90,964)	$(288,936)	$(477,040)	$(358,536)
Net Cash (Used For) Provided By Financing Activities	$141,970	$(7,832)	$35,973	$206,433	$128,061

	Fiscal Years
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Information:
Assets:
Cash and Cash Equivalents	$102,183	$6,486	$3,390	$9,338	$5,687
Total Current Assets	152,758	46,894	122,030	226,000	104,388
Total Property and Equipment, Net	473,220	376,208	589,320	1,761,927	1,397,307
Total Assets	632,254	431,533	721,431	2,026,746	1,519,600
Liabilities:
Total Current Liabilities	123,575	77,444	78,115	285,734	194,088
Long-term Debt, Net	979,324	832,625	835,290	806,053	584,540
Total Liabilities	1,123,094	918,955	919,033	1,255,885	899,772
Total Stockholders' Equity (Deficit)	(490,841)	(487,422)	(197,602)	770,861	619,828

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Selected Financial Data” in Item 6 and the Financial Statements and Accompanying Notes appearing elsewhere in this report.

Executive Overview
We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties, primarily in the Bakken and Three Forks formations within the Williston Basin in North Dakota and Montana. Our primary focus is oil exploration and production through non-operated working interests in wells drilled and completed by third-party operators of oil and gas wells.

Our financial and operating performance for the year ended December 31, 2017 included the following:

•	Oil and gas sales of $224.0 million in 2017, compared to $159.7 million in 2016

•	Average daily production of 14,800 Boepd in 2017, an 8.4% increase compared to 13,653 Boepd in 2016

•	Added 16.9 net wells to production in 2017, compared to 10.7 net wells added to production in 2016

•	Proved reserves of 75.8 MMBoe at December 31, 2017, a 40% increase compared to 2016 year-end, in each case as estimated by our third-party reserve engineers under SEC guidelines

•
Closed a new term loan credit agreement in November 2017, which provides $202.2 million of liquidity at December 31, 2017 (comprised of $102.2 million of cash on hand and $100.0 million of delayed draw term loan availability)

Source of Our Revenues

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

The price of oil in the Williston Basin can vary depending on the market in which it is sold and the means of transportation used to transport the oil to market.  Light sweet crude from the Williston Basin has a higher value at many major refining centers because of its higher quality relative to heavier and sour grades of oil; however, because of North Dakota’s location relative to traditional oil transport centers, this higher value is generally offset to some extent by higher transportation costs.  While rail transportation has historically been more expensive than pipeline transportation, Williston Basin prices have at times justified shipment by rail to markets such as St. James, Louisiana, which offers prices benchmarked to Brent/LLS.  Additional pipeline infrastructure during 2017 has increased takeaway capacity in the Williston Basin which has improved wellhead values in the region.

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX and the sales prices we receive for our oil production.  Our oil price differential to the NYMEX benchmark price during 2017 was $5.87 per barrel, as compared to $8.25 per barrel in 2016.  Fluctuations in our oil price differential are due to several factors such as takeaway capacity relative to production levels in the Williston Basin, and seasonal refinery maintenance temporarily depressing crude demand.

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

Rig activity levels in 2017 increased from 2016 levels and a large percentage of our newer wells utilize higher intensity completion techniques. The higher intensity completions generally deliver the best returns in the current pricing environment but cost more due to increased materials and servicing costs. As a result, we expect our average costs from wells we elect to participate in to increase 5-10% during 2018. During 2017, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $7.5 million, compared to $7.0 million for the wells we elected to participate in during 2016.

Market Conditions

The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand.  Being primarily an oil producer, we are more significantly impacted by changes in oil prices than by changes in the price of natural gas.  World-wide supply in terms of output, especially the production quota set by OPEC, and the strength of the U.S. dollar can adversely impact oil prices. Historically, commodity prices have been volatile and we expect the volatility to continue in the future.  Factors impacting the future oil supply balance are world-wide demand for oil, as well as the growth in domestic oil production.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows.  The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
Average NYMEX Prices(1)
Oil (per Bbl)	$50.85	$43.47	$48.76
Natural Gas (per Mcf)	3.02	2.55	2.63
________________________

(1)	Based on average NYMEX closing prices.

Oil and natural gas prices have fallen significantly since their early third quarter 2014 levels.  Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or natural gas prices has adversely affected our business and may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.  Also, lower oil and natural gas prices may reduce our ability to access the capital markets, which is partially based on the perceived value of our proved reserves. During 2017, we began to experience an improving commodity price environment which increased our average NYMEX pricing as compared to 2016. The average 2017 NYMEX pricing was $50.85 per barrel of oil or 17% higher than the average NYMEX price per barrel in 2016.  Although oil and natural gas prices have increased, our realized oil price after reflecting settled derivatives was lower in 2017 than in 2016 due to lower settlement prices on our derivatives in 2017. Our average 2017 realized oil price per barrel after reflecting settled derivatives was $45.92 or 7% lower than 2016. The decrease in settled derivatives in 2017 as compared to 2016 was due to lower settlement prices on our hedged volumes and higher NYMEX oil prices in 2017 compared to 2016.

Results of Operations for 2017, 2016 and 2015

The following table sets forth selected operating data for the periods indicated.  Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Years Ended December 31,
	2017	2016	2015
Net Production:
Oil (Bbl)	4,537,295	4,325,919	5,168,687
Natural Gas and NGLs (Mcf)	5,187,886	4,026,899	4,651,583
Total (Boe)	5,401,943	4,997,069	5,943,950

Net Sales (in thousands):
Oil Sales	$204,581	$152,348	$195,203
Natural Gas and NGL Sales	19,382	7,343	7,436
Gain (Loss) on Derivative Instruments, Net	(14,667)	(14,819)	72,383
Other Revenue	23	31	36
Total Revenues	209,320	144,903	275,057

Average Sales Prices:
Oil (per Bbl)	$45.09	$35.22	$37.77
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	0.83	14.22	31.17
Oil Net of Settled Derivatives (per Bbl)	45.92	49.44	68.94
Natural Gas and NGLs (per Mcf)	3.74	1.82	1.60
Realized Price on a Boe Basis Including all Realized Derivative Settlements	42.16	44.27	61.19

Operating Expenses (in thousands):
Production Expenses	$49,733	$45,680	$52,108
Production Taxes	20,604	15,514	21,567
General and Administrative Expense	18,988	14,758	19,042
Depletion, Depreciation, Amortization and Accretion	59,500	61,244	137,770

Costs and Expenses (per Boe):
Production Expenses	$9.21	$9.14	$8.77
Production Taxes	3.81	3.10	3.63
General and Administrative Expense	3.51	2.95	3.20
Depletion, Depreciation, Amortization and Accretion	11.01	12.26	23.18

Net Producing Wells at Period End	229.0	213.1	204.3

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes.  In 2017, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 40% from 2016, driven primarily by an 8% increase in production levels and a 28% increase in our average oil sales price. The higher average realized price per Boe, excluding the effect of settled derivatives, in 2017 as compared to 2016 was primarily driven by higher average NYMEX oil and gas prices, as well as a lower oil price differential.  Oil price differential during 2017 averaged $5.87 per barrel, as compared to $8.25 per barrel in 2016.

In 2016, oil, natural gas and NGL sales decreased 21% from 2015, driven primarily by a 16% decrease in production and a 7% decrease in our average oil sales price. The lower average realized price per Boe, excluding the effect of settled derivatives, in 2016 as compared to 2015 was primarily driven by lower average NYMEX oil and gas prices, which were partially offset by a lower oil price differential. Oil price differential during 2016 averaged $8.25 per barrel, as compared to $9.42 per barrel in 2015.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Improved commodity prices coupled with increased development activity in the Williston Basin caused our 2017 annual capital expenditure spending to increase by 85% as compared to the prior year and increase the number of new wells placed into production.  During 2017, the number of net wells that we added to production increased by 58% as compared to 2016 and reached 16.9 net wells. Our acquisition program, including wellbore-only acquisitions, is a significant driver of our net well additions. The higher number of net well completions and per well productivity improvements drove the 8% increase in production as compared to 2016. In 2016, low commodity prices, reduced development activity and a 34% decrease in our capital expenditure spending reduced the number of new wells placed into production. In addition, during 2016 certain of our operators curtailed or shut-in production due to their desire to produce the wells at higher prices than currently existed. Fewer new well additions coupled with these production curtailments and shut-in wells resulted in a production volume decrease of 16% in 2016 compared to 2015. The number of net wells that we added to production in 2017, 2016 and 2015 was 16.9, 10.7 and 18.6, respectively.  Our production for each of the last three years is set forth in the following table:

	Years Ended December 31,
	2017	2016	2015
Production:
Oil (Bbl)	4,537,295	4,325,919	5,168,687
Natural Gas and NGL (Mcf)	5,187,886	4,026,899	4,651,583
Total (Boe)(1)	5,401,943	4,997,069	5,943,950

Average Daily Production
Oil (Bbl)	12,431	11,819	14,161
Natural Gas and NGL (Mcf)	14,213	11,002	12,744
Total (Boe)(1)	14,800	13,653	16,285
__________________________________

(1)
Natural gas and NGLs are converted to Boe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production.  Our gain (loss) on derivative instruments, net was a loss of $14.7 million in 2017, compared to a loss of $14.8 million in 2016, and a gain of $72.4 million in 2015.  Gain (loss) on derivative instruments, net is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period-end.

For 2017, we realized a gain on settled derivatives of $3.8 million, compared to a $61.5 million gain in 2016 and a $161.1 million gain in 2015.  The percentage of oil production hedged under our derivative contracts was 62%, 42%, and 77% in 2017, 2016, and 2015, respectively. The weighted average oil price on our settled derivative contracts in 2017, 2016, and 2015 was $52.61, $77.50, and $89.44, respectively. Our average realized price (including all cash derivative settlements) in 2017 was $42.16 per Boe compared to $44.27 per Boe in 2016, and $61.19 per Boe in 2015.  The gain (loss) on settled derivatives increased our average realized price per Boe by $0.70 in 2017, increased our average realized price per Boe by $12.31 in 2016 and increased our average realized price per Boe by $27.10 in 2015.

Mark-to-market derivative gains and losses was a loss of $18.4 million in 2017 compared to a loss of $76.3 million in 2016 and a loss of $88.7 million in 2015.  Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives.  Any gains on our derivatives will be offset by lower wellhead revenues in the future or any losses will be offset by higher future wellhead revenues based on the value at the settlement date.  At December 31, 2017, all of our derivative contracts are recorded at their fair value, which was a net liability of $30.2 million, an increase of $18.4 million from the $11.7 million net liability recorded as of December 31, 2016.  The increase in the net liability at December 31, 2017 as compared to December 31, 2016 was primarily due to changes in oil prices on the open oil derivative contracts.  Our open oil derivative contracts are summarized in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $49.7 million in 2017 compared to $45.7 million in 2016 and $52.1 million in 2015.  On a per unit basis, production expenses were relatively flat from $9.14 per Boe in 2016 to $9.21 per Boe in 2017.  On an absolute dollar basis, our production expenses in 2017 were 9% higher when compared to 2016 due primarily to higher processing and maintenance costs, as well as a 7% increase in the total number of net wells.  On a per unit basis, our production expenses increased 4% from $8.77 per Boe in 2015 to $9.14 per Boe in 2016.  On an absolute dollar basis, our production expenses in 2016 were 12% lower when compared to 2015 due primarily to lower contract labor and maintenance costs and reduced variable costs on lower production levels which was partially offset by a 4% increase in the total number of net wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales.  Higher production levels and commodity prices in 2017 as compared to 2016 increased the taxable base that is used to calculate production taxes. Lower commodity prices in 2016 as compared to 2015 lowered the taxable base that is used to calculate production taxes. Production taxes were $20.6 million in 2017 compared to $15.5 million in 2016 and $21.6 million in 2015.  As a percentage of oil and natural gas sales, our average production tax rates were 9.2%, 9.7% and 10.6% in 2017, 2016 and 2015, respectively. In 2017 and 2016, the decrease in production tax rates as a percentage of oil and gas sales is due to a lower oil production tax rate in North Dakota, which dropped to 10% beginning in 2016.

General and Administrative Expense

General and administrative expense was $19.0 million for 2017 compared to $14.8 million for 2016 and $19.0 million for 2015. The increase in 2017 compared to 2016 was due in part to a $3.6 million charge in the third quarter of 2017 in connection with a settlement agreement with our former chief executive officer, pursuant to which we agreed to pay him $750,000 in cash and issue him 3,000,000 shares of our common stock (see Note 8). In addition, legal and professional expense was $1.3 million higher in 2017 compared to 2016, partially offset by a $0.2 million decrease in cash compensation expense due primarily to reduced incentive compensation.

General and administrative expense in 2016 as compared to 2015 was lower due primarily to a $5.9 million decrease in compensation expenses due in large part to the termination of the employment of the Company’s chief executive officer during 2016, which resulted in the reversal of $3.2 million in compensation expenses. Additionally, compensation expenses in 2016 were lower as compared to 2015 due to workforce reductions in the fourth quarter of 2015 and $1.9 million of stock-based compensation costs incurred in 2015 in connection with a new employment agreement with our former chief executive officer. Partially offsetting the lower compensation expenses in 2016 was a $1.4 million increase in legal expenses and $0.5 million in other professional fees.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $59.5 million in 2017 compared to $61.2 million in 2016 and $137.8 million in 2015.  Depletion expense, the largest component of DD&A, was $10.89 per Boe in 2017 compared to $12.13 per Boe in 2016 and $23.07 per Boe in 2015.  The aggregate decrease in depletion expense for 2017 compared to 2016 was driven by a 10% decrease in the depletion rate per Boe, as well as a 8% decrease in production levels.  The 2017 depletion rate per Boe was lower due to the impairment of oil and gas properties throughout 2016, which lowered the depletable base.  The aggregate decrease in depletion expense for 2016 compared to 2015 was driven by a 47% decrease in the depletion rate per Boe, as well as a 16% decrease in production levels.  The 2016 depletion rate per Boe was lower due to the impairment of oil and gas properties, which lowered the depletable base.  The following table summarizes DD&A expense per Boe for 2017, 2016 and 2015:

	Years Ended December 31,				Years Ended December 31,
	2017	2016	Change	Change	2016	2015	Change	Change
Depletion	$10.89	$12.13	$(1.24)	(10)%	$12.13	$23.07	$(10.94)	(47)%
Depreciation, Amortization, and Accretion	0.12	0.13	(0.01)	(8)%	0.13	0.11	0.02	18%
Total DD&A expense	$11.01	$12.26	$(1.25)	(10)%	$12.26	$23.18	$(10.92)	(47)%

Impairment of Oil and Natural Gas Properties

We did not have any impairment of our proved oil and gas properties in 2017. As a result of low prevailing commodity prices during 2016 and 2015, and their effect on the proved reserve values of our properties, we recorded a non-cash ceiling test impairment of $237.0 million in 2016 and $1.2 billion in 2015. The impairment charge affected our reported net income but did not reduce our cash flow.

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

Interest Expense

Interest expense, net of capitalized interest, was $70.3 million in 2017 compared to $64.5 million in 2016 and $58.4 million in 2015.  The increase in interest expense for 2017 as compared to 2016 was primarily due to an increase in average borrowings outstanding between periods, a lower amount of capitalized interest cost and a higher interest rate on the new term loan credit agreement that was completed in November 2017 as compared to borrowings under our prior revolving credit facility (which was repaid with proceeds from the term loan credit agreement). The increase in interest expense for 2016 as compared to 2015 was primarily due to an increase in average borrowings outstanding between periods and a lower amount of capitalized interest cost. In May 2015, we issued $200 million of 8% senior unsecured notes.

Income Tax

The income tax benefit recognized during 2017 was $1.6 million as compared to an income tax benefit of $1.4 million in 2016. The effective tax rate in 2017 was 14.6% compared to an effective tax rate of 0.5% in 2016. In 2017 and 2016, the tax benefits recognized related to the utilization of our alternative minimum tax credit as a result of favorable tax incentives. We have recorded a full valuation allowance against our net deferred tax assets due to uncertainty regarding their realization in 2017 and 2016.  For further discussion of our valuation allowance, see Note 10 to our financial statements.  The $1.4 million income tax benefit recognized in 2016 compared to an income tax benefit of $202.4 million in 2015.  The effective tax rate in 2016 was 0.5% compared to an effective tax rate of 17.2% in 2015.  The lower effective tax rate in 2016 relates to the $341.3 million valuation allowance placed on the net deferred tax assets in 2016 due to uncertainty regarding their realization, in addition to state income taxes and estimated permanent differences.

Non-GAAP Financial Measures

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures. Net income (loss) is the most directly comparable GAAP measure for both Adjusted Net Income and Adjusted EBITDA, and tabular reconciliations for these measures are included below. We recorded a net loss of $9.2 million (representing $0.15 per diluted share) for 2017, compared to a net loss of $293.5 million (representing $4.80 per diluted share) for 2016 and a net loss of $975.4 million (representing $16.08 per diluted share) for 2015.

We define Adjusted Net Income as net income (loss) excluding (i) (gain) loss on the mark-to-market of derivative instruments, net of tax, (ii) restructuring costs, net of tax, (iii) impairment of oil and natural gas properties, net of tax, (iv) write-off of debt issuance costs, net of tax, (v) loss on the extinguishment of debt, net of tax, and (vi) certain legal settlements, net of tax.  Our Adjusted Net Income for 2017 was $8.5 million (representing $0.14 per diluted share) as compared to Adjusted Net Income for 2016 of $12.2 million (representing $0.20 per diluted share) and $47.6 million (representing $0.78 per diluted share) for 2015.  The decrease in Adjusted Net Income in 2017 compared to 2016 was primarily due to lower realized commodity prices, and higher general and administrative expenses, production expenses and interest costs, which were partially offset by lower depletion expense and higher production volumes.  The decrease in Adjusted Net Income in 2016 compared to 2015 was primarily due to lower realized commodity prices and production volumes, as well as higher interest costs, which were partially offset by lower depletion expense and other operating expenses.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization, and accretion, (iv) (gain) loss on the mark-to-market of derivative instruments, (v) non-cash share based compensation expense, (vi) write-off of debt issuance costs, (vii) loss on the extinguishment of debt, and (viii) impairment of oil and natural gas properties.  Adjusted EBITDA for 2017 was $144.7 million, compared to Adjusted EBITDA of $148.5 million in 2016 and $277.3 million in 2015.  The decrease in Adjusted EBITDA in 2017 as compared to 2016 is primarily due to lower realized commodity prices and increased general and administrative expenses, partially offset by higher production volumes.  The decrease in Adjusted EBITDA in 2016 as compared to 2015 was primarily due to lower realized commodity prices and lower production volumes.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except share and per common share data)
Net Loss	$(9,194)	$(293,494)	$(975,355)
Add:
Impact of Selected Items:
(Gain) Loss on the Mark-to-Market of Derivative Instruments	18,443	76,347	88,716
Restructuring Costs	—	—	523
Impairment of Oil and Natural Gas Properties	—	237,013	1,163,959
Write-off of Debt Issuance Costs	95	1,090	—
Loss on the Extinguishment of Debt	993	—	—
Legal Settlements	3,589	—	—
Selected Items, Before Income Taxes (Benefit)	23,121	314,450	1,253,198
Income Tax (Benefit) of Selected Items(1)	(5,388)	(8,723)	(230,259)
Selected Items, Net of Income Taxes (Benefit)	17,733	305,727	1,022,939

Adjusted Net Income	$8,539	$12,233	$47,584

Weighted Average Shares Outstanding – Basic	62,408,855	61,173,547	60,652,447
Weighted Average Shares Outstanding – Diluted	62,769,234	61,824,749	60,887,698

Net Loss Per Common Share – Basic	$(0.15)	$(4.80)	$(16.08)
Add:
Impact of Selected Items, Net of Income Taxes (Benefit)	0.29	5.00	16.86
Adjusted Net Income Per Common Share – Basic	$0.14	$0.20	$0.78

Net Loss Per Common Share – Diluted	$(0.15)	$(4.75)	$(16.02)
Add:
Impact of Selected Items, Net of Income Taxes (Benefit)	0.29	4.95	16.80
Adjusted Net Income Per Common Share – Diluted	$0.14	$0.20	$0.78
_______________

(1)
For the 2017 columns, this represents the tax impact using an estimated tax rate of 39.1% and includes adjustments for changes in our valuation allowance of $3.7 million, excluding the impact for the Tax Cuts and Jobs Act that was enacted on December 22, 2017. For 2016 and 2015 columns, this represents the tax impact using an estimated tax rate of 37.4% for 2016 and 36.9% for 2015, and includes adjustments for changes in our valuation allowance of $109.0 million for 2016, and $232.3 million for 2015, respectively.

Reconciliation of Adjusted EBITDA

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net Loss	$(9,194)	$(293,494)	$(975,355)
Add:
Interest Expense	70,286	64,486	58,360
Income Tax Benefit	(1,570)	(1,402)	(202,424)
Depreciation, Depletion, Amortization and Accretion	59,500	61,244	137,770
Impairment of Oil and Natural Gas Properties	—	237,013	1,163,959
Non-Cash Share Based Compensation	6,107	3,182	6,273
Write-off of Debt Issuance Costs	95	1,090	—
Loss on the Extinguishment of Debt	993	—	—
Loss on the Mark-to-Market of Derivative Instruments	18,443	76,347	88,716
Adjusted EBITDA	$144,660	$148,466	$277,299

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

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. On a Boe basis, oil accounted for 84% and 87% of our total production volumes in 2017 and 2016, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We partially mitigate volatility in the price of crude oil by entering into hedging arrangements with respect to a portion of our expected oil production.
Due to the significant drop in crude oil prices in the futures market, we were unable to replace our maturing higher dollar hedges with new derivative instruments at similar pricing levels. As a result, the effect of the gain from our settled derivatives on our average price per barrel declined from $14.22 per barrel in 2016 to $0.83 per barrel in 2017. In addition, the percentage of our oil production hedged at these lower price levels increased from 42% in 2016 to 62% in 2017. Partially offsetting the decrease in realized price per barrel was an 8% increase in production volumes in 2017 as compared to 2016. The combination of these factors reduced our cash flow from operations in 2017 as compared to 2016.
As of December 31, 2017, we had derivative swap contracts hedging approximately 3.1 million, 1.9 million and 1.2 million barrels of oil in 2018, 2019 and 2020, respectively at an average price per barrel of $53.26, $51.80 and $50.41, respectively (see Note 11 to our financial statements).
On November 1, 2017 (the “Effective Date”), we entered into a term loan credit agreement with TPG Specialty Lending, Inc., as administrative agent and collateral agent (in such capacities, the “Agent”), and the lenders from time to time party thereto. The term loan credit agreement provides for the issuance of an aggregate principal amount of up to $500 million in term loans to us, consisting of (i) $300 million in initial term loans that were made on the Effective Date (the “Initial Loans”), (ii) $100 million in delayed draw term loans available to us, subject to satisfaction of certain conditions precedent described therein, for a period of 18 months after the Effective Date (the “Delayed Draw Loans”), and (iii) up to $100 million in incremental term loans on an uncommitted basis and subject, among other things, to one or more lenders agreeing in the future to make such loans (the “Incremental Loans”) (the Initial Loans, Delayed Draw Loans and the Incremental Loans, collectively, the “Loans”). Amounts borrowed and repaid under the term loan credit agreement may not be reborrowed. The term loan facility provided by the term loan credit agreement matures on November 1, 2022.

Proceeds from the Initial Loans were used on the Effective Date to repay in its entirety borrowings outstanding under our prior revolving credit facility.

Borrowings under the term loan credit agreement bear interest at a rate per annum equal to the “Adjusted LIBO Rate” (subject to a 1.00% floor) plus a 7.75% per annum margin. The “Adjusted LIBO Rate” is equal to the product of: (i) 3 month LIBOR multiplied by (ii) the statutory reserve rate. Upon the occurrence and continuance of an event of default all outstanding Loans shall bear interest at a rate equal to 3.00% per annum plus the then-effective rate of interest. Interest is payable on the last business day of each March, June, September and December.

With cash flow from operations coupled with our term loan credit agreement we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. Any significant acquisition of additional properties or significant increase in drilling activity may require us to seek additional capital.  We may also choose to seek additional financing from the capital markets rather than utilize our term loan credit agreement to fund such activities.  We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all.

We continually seek to maintain a financial profile that provides operational flexibility. However, a decline in our realized commodity prices could have a negative impact on our ability to raise additional capital and/or maintain our desired levels of liquidity.  At December 31, 2017, we had $979.3 million of total debt outstanding, $490.8 million of stockholders’ deficit, and $102.2 million of cash on hand.  Additionally, at December 31, 2017, there was $100 million of committed borrowing availability under our term loan credit agreement.  At December 31, 2016, we had $832.6 million of debt outstanding, $487.4 million of stockholders’ deficit and $6.5 million of cash on hand.

The significant decline in oil prices that we’ve experienced since late 2014 has substantially decreased our cash flows from operating activities.  Sustained low oil prices could significantly reduce or eliminate our planned capital expenditures.  If production is not replaced through the acquisition or drilling of new wells our production levels will lower due to the natural decline of production from existing wells.  Reduced production levels combined with low commodity prices would lower cash flow from operations and could adversely affect our ability to meet our term loan credit agreement covenant requirements. While we are currently in compliance with our financial covenants under the term loan credit agreement at December 31, 2017, there is no assurance we will be able to maintain compliance in the future.  See additional discussion in Item 1A. Risk Factors, including under the headings “Our future success depends on our ability to replace reserves that our operators produce” and “Our term loan credit agreement contains operating and financial restrictions that may restrict our business and financing activities.”

Improving commodity prices and increased development activity in the Williston Basin led to a rise in our 2017 annual capital expenditure spending by 85% as compared to the prior year and increased the number of new wells placed into production. In 2016, low commodity prices and reduced activity led to our significantly lower capital expenditure spending. Our recent capital commitments have been to fund drilling in the Williston Basin and, to a lesser extent, fund acreage acquisitions.   We expect to fund our near term capital requirements and working capital needs with cash on hand, cash flows from operations and available borrowing capacity under our term loan credit agreement.  Our capital expenditures could be curtailed if our cash flows decline from expected levels.  Because production from existing oil and natural gas wells declines over time, reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future.

Working Capital

Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, collection of receivables, expenditures related to our development and production operations and the impact of our outstanding derivative instruments.

At December 31, 2017, we had a working capital surplus of $29.2 million, compared to a deficit of $30.5 million at December 31, 2016.  Current assets increased by $105.9 million and current liabilities increased by $46.1 million at December 31, 2017, compared to December 31, 2016.  The increase in current assets in 2017 as compared to 2016 is primarily due to higher cash balance as a result of the term loan credit agreement, higher accounts receivable due to higher commodity prices and an 8% increase in production levels.  The change in current liabilities is primarily due to an increase of $37.0 million in accounts payable primarily as a result of increased development activity and an $8.7 million increase in derivative instruments due to lower forward oil price projections.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts.  Our cash flows from operations also are impacted by changes in working capital. Any payments due to counterparties under our derivative contracts are generally funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under the term loan credit agreement.  As of December 31, 2017, we had entered into derivative swap contracts hedging approximately 3.1 million, 1.9 million and 1.2 million barrels of oil in 2018, 2019 and 2020, respectively, at an average price per barrel of $53.26, $51.80 and $50.41, respectively. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Our cash flows for the years ended December 31, 2017, 2016 and 2015 are presented below:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net Cash Provided by Operating Activities	$72,967	$101,892	$247,016
Net Cash Used for Investing Activities	(119,240)	(90,964)	(288,936)
Net Cash Provided by (Used for) Financing Activities	141,970	(7,832)	35,973
Net Change in Cash	$95,697	$3,096	$(5,947)

Cash flows provided by operating activities

The decrease in net cash provided by operating activities in 2017 was caused by a $57.8 million reduction in the gain on settled derivatives, which was partially offset by improving commodity prices and an 8% year-over-year increase in production. The decline in net cash provided by operating activities in 2016 was caused by lower oil prices, a 16% year-over-year decrease in production and a $99.6 million reduction in the gain on settled derivatives.

Cash flows used in investing activities

We had cash flows used in investing activities of $119.2 million, $91.0 million and $288.9 million during the years ended December 31, 2017, 2016 and 2015, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  The year-over-year increase in cash used in investing activities in 2017 was attributable to increased oil and gas development activities. In light of the lower price environment, oil and gas development activities were significantly lower in 2016 when compared to 2015. During 2017, 2016 and 2015 we added 16.9, 10.7 and 18.6 net wells to production, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred.  As a result, our actual cash spending is not always reflective of current levels of development activity.  For instance, during the year ended December 31, 2017, our capitalized costs incurred for oil and natural gas properties (e.g. drilling and completion costs and other capital expenditures) amounted to $156.0 million, while the actual cash spend in this regard amounted to $119.4 million.  Our cash spend for development and acquisition activities for the years ended December 31, 2017, 2016 and 2015 are summarized in the following table:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Drilling and Completion Costs	$113.7	$75.3	$279.2
Acreage and Other Related Activities	5.2	16.4	7.4
Other Capital Expenditures	0.7	1.2	2.5
Total	$119.6	$92.9	$289.1

Development and acquisition activities are discretionary.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns.

Cash flows (used for) provided by financing activities

Net cash provided by (used for) financing activities was $142.0 million, $(7.8) million and $36.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The cash provided by financing activities in 2017 as compared to 2016 was primarily related to repayments of $144.0 million on our prior revolving credit facility that was refinanced with $300.0 million from the term loan credit agreement completed in November 2017. In 2016, net cash used for financing activities was attributable to repayments of $6.0 million under the revolving credit facility for the year ended December 31, 2016. In 2015, cash sourced through financing activities was primarily provided by the $200 million Notes issuance in May 2015, which was partially offset by repayments of $148.0 million on the revolving credit facility. Our long-term debt at December 31, 2017 was $979.3 million, which was comprised of $692.0 million in senior unsecured notes and $287.4 million of borrowings under our term loan credit agreement.  At December 31, 2017, we had $100.0 million of available borrowing capacity under our term loan credit facility.

Term Loan Credit Facility

On November 1, 2017 (the “Effective Date”), we entered into a term loan credit agreement with TPG Specialty Lending, Inc., as administrative agent and collateral agent (in such capacities, the “Agent”), and the lenders from time to time party thereto. The term loan credit agreement provides for the issuance of an aggregate principal amount of up to $500 million in term loans to us, consisting of (i) $300 million in initial term loans that were made on the Effective Date (the “Initial Loans”), (ii) $100 million in delayed draw term loans available to us, subject to satisfaction of certain conditions precedent described therein, for a period of 18 months after the Effective Date (the “Delayed Draw Loans”), and (iii) up to $100 million in incremental term loans on an uncommitted basis and subject, among other things, to one or more lenders agreeing in the future to make such loans (the “Incremental Loans”) (the Initial Loans, Delayed Draw Loans and the Incremental Loans, collectively, the “Loans”). Amounts borrowed and repaid under the term loan credit agreement may not be reborrowed. The term loan facility provided by the term loan credit agreement matures on November 1, 2022.

Proceeds from the Initial Loans were used on the Effective Date to repay in its entirety borrowings outstanding under the Company’s prior revolving credit facility.

Borrowings under the term loan credit agreement bear interest at a rate per annum equal to the “Adjusted LIBO Rate” (subject to a 1.00% floor) plus a 7.75% per annum margin. The “Adjusted LIBO Rate” is equal to the product of: (i) 3 month LIBOR multiplied by (ii) the statutory reserve rate. Upon the occurrence and continuance of an event of default all outstanding Loans shall bear interest at a rate equal to 3.00% per annum plus the then-effective rate of interest. Interest is payable on the last business day of each March, June, September and December.

A commitment fee is paid on the unused amount of the delayed draw commitments based on an annual rate of 2.00% (the “Commitment Fee”). The term loan credit agreement also requires us to prepay the loans with 100.00% of the net cash proceeds received from certain asset sales, swap terminations, incurrences of borrowed money indebtedness, equity issuances, casualty events and extraordinary receipts, subject to certain exceptions and specified reinvestment rights. Prepayments (including mandatory prepayments), terminations, refinancing, reductions and accelerations under the term loan credit agreement are subject to the payment of a yield maintenance amount for any such prepayment, termination, refinancing, reduction or acceleration occurring within one year of the funding of the applicable Loan that allows the lenders to attain approximately the same yield as if such Loan remained outstanding for the entire 1-year period plus a call protection amount equal to the product of the principal amount of Loans so prepaid, terminated, refinanced, reduced or accelerated multiplied by 7.00%; for any such prepayment, termination, refinancing, reduction or acceleration occurring on or after the one-year anniversary of the funding of the applicable Loan, a call protection amount equal to the product of the principal amount of Loans so prepaid, terminated, refinanced, reduced or accelerated multiplied by (i) 7.00%if occurring within 18 months of the funding of such Loan, (ii) 3.00% if occurring after the 18-month anniversary but on or prior to the 30-month anniversary of the funding of such Loan, or (iii) 1.00% if occurring after the 30-month anniversary but on or prior to the 42-month anniversary of the funding of such Loan, will be due, in each case, as set forth in the term loan credit agreement. Additionally, to the extent that the Loans are refinanced in full or the delayed draw commitments are terminated or reduced prior to the date that is 18 months after the Effective Date, we will be required to pay a yield maintenance amount in respect of the Commitment Fee that would have accrued on the delayed draw commitments as set forth in the term loan credit agreement.

The term loan credit agreement contains negative covenants that limit our ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of our business or operations, merge, consolidate, or make certain types of investments and require the outstanding principal amount of our 8.00% senior unsecured notes due 2020 to be no more than $30 million by March 1, 2020. In addition, the term loan credit agreement requires that we comply with the following financial covenants: (i) as of any date of determination, the ratio of Total PDP PV-10 (as defined in the term loan credit agreement) plus the aggregate amount of all unrestricted cash and cash equivalents (in accounts subject to control agreements) to the amount of Senior Secured Debt (as defined in the term loan credit agreement) shall not be less than 1.30 to 1.00, (ii) as of the last day of any fiscal quarter, the ratio of Net Senior Secured Debt (as defined in the term loan credit agreement) to EBITDAX (as defined in the term loan credit agreement) for the period of four fiscal quarters then ending on such day will not be greater than 3.75 to 1.00 and (iii) as of any date of determination our unrestricted cash and cash equivalents (in accounts subject to control agreements) plus the aggregate undrawn delayed draw commitments available to us shall not be less than $20.0 million.

Our obligations under the term loan credit agreement may be accelerated upon the occurrence of an Event of Default (as defined in the term loan credit agreement). Events of Default include customary events for a financing agreement of this type, including, without limitation, payment defaults, the inaccuracy of representations and warranties, defaults in the performance of affirmative or negative covenants, defaults on other indebtedness on us or our subsidiaries, bankruptcy or related defaults, defaults related to judgments and the occurrence of a Change in Control (as defined in the term loan credit agreement).
Our obligations under the term loan credit agreement are secured by mortgages on substantially all of our oil and gas properties subject to the limitations set forth in the Credit Agreement. In connection with the term loan credit agreement, we entered into a guaranty and collateral agreement in favor of the Agent for the secured parties, pursuant to which our obligations under the term loan credit agreement and any swap agreements entered into with swap counterparties are secured by a first-priority security interest in substantially all of our assets.

8.000% Senior Notes due 2020

On May 18, 2012, we issued at par value $300 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “Original Notes”).  On May 13, 2013, we issued at a price of 105.25% of par an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “2013 Follow-on Notes”).  On May 18, 2015, we issued at a price of 95.000% of par an additional $200 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “2015 Mirror Notes” and, together with the Original Notes and the 2013 Follow-on Notes, the “Notes”).  Interest is payable on the Notes semi-annually in arrears on each of June 1 and December 1. The issuance of the Original Notes resulted in net proceeds to us of approximately $291.2 million, the issuance of the 2013 Follow-on Notes resulted in net proceeds to us of approximately $200.1 million, and the issuance of the 2015 Mirror Notes resulted in net proceeds to us of approximately $184.9 million.  Collectively, the net proceeds are in use to fund our exploration, development and acquisition program and for general corporate purposes (including repayment of borrowings that were outstanding under our prior revolving credit facility at the time the Notes were issued).

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

2018 Capital Expenditure Budget

Our board of directors has approved a capital expenditure budget of up to $176.6 million for calendar year 2018.  However, the amount, timing and allocation of capital expenditures are largely discretionary and subject to change based on a variety of factors.  If oil, NGL and natural gas prices decline below our acceptable levels, or costs increase above our acceptable levels, we may choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow.  Subject to financing alternatives, we may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive.  We will carefully monitor and may adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing and joint venture opportunities, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, reduction of service costs, contractual obligations, internally generated cash flow and other factors both within and outside our control.  For additional information on the impact of changing prices on our financial position, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Capital Requirements

Our primary needs for cash are for exploration, development and acquisition of oil and natural gas properties and payment of interest on outstanding indebtedness.  During 2017, our development and other capitalized expenditures included approximately $148.8 million of drilling, capitalized workover costs and producing property acquisitions, $1.2 million related to asset retirement obligations, $0.9 million of capitalized internal costs and $0.2 million of capitalized interest.  Also in 2017, approximately $4.9 million was expended on acreage and other expenditures in the Williston Basin.  Our 2017 capital program was funded by cash on hand, net cash flow from operations and borrowings under our term loan credit facility and the Notes.  Our capital expenditure budget for 2018 is discussed above under the heading “2018 Capital Expenditure Budget.”

Development and acreage activities are discretionary, and, for the near term, we expect such activities to be maintained at levels we can fund through cash on hand, internal cash flow and borrowings under our term loan credit facility.  To the extent capital requirements exceed internal cash flow and borrowing capacity under our term loan credit facility, additional financings from the capital markets may be pursued to fund these requirements.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down and also between our projects, depending on commodity prices, cash flow and projected returns.  Also, our obligations may change due to acquisitions, divestitures and continued growth.  Our future success in growing proved reserves and production may be dependent on our ability to access outside sources of capital.  If internally generated cash flow and borrowing capacity is not available under our term loan credit facility, we may issue additional shares of stock, subordinated notes or other debt securities to fund capital expenditures, acquisitions, extend maturities or to repay debt.

Satisfaction of Our Cash Obligations for the Next 12 Months

With our term loan credit agreement and our cash flows from operations, we believe we will have sufficient capital to meet our drilling commitments and expected general and administrative expenses for the next twelve months.  Nonetheless, any strategic acquisition of assets or increase in drilling activity may require us to seek additional capital.  We may also choose to seek additional capital rather than utilize our credit facility or other debt instruments to fund accelerated or continued drilling at the discretion of management and depending on prevailing market conditions.  We will evaluate any potential opportunities for acquisitions as they arise.  However, there can be no assurance that any additional capital will be available to us on favorable terms or at all.

Over the next 24 months it is possible that our existing capital, our term loan credit agreement and anticipated funds from operations may not be sufficient to sustain continued acreage acquisitions and drilling activities.  Consequently, we may seek additional capital in the future to fund growth and expansion through additional debt or equity financing or credit facilities.  No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our shareholders.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.  The improving commodity price environment in 2017 has increased development activities which has increased service costs.  If the Williston Basin development activities remain at the current levels, we expect business costs will increase 5-10% in 2018 due to increased demand for materials, services and personnel.

Contractual Obligations and Commitments

The following table summarizes our obligations and commitments at December 31, 2017 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

	Payment due by Period (in thousands)
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office Leases(1)	$342	$1,053	$—	$—	$1,395
Long Term Debt(2)	—	700,000	300,000	—	1,000,000
Cash Interest Expense on Debt(3)	84,500	164,833	54,625	—	303,958
Total	$84,842	$865,886	$354,625	$—	$1,305,353
_______________________

(1)	Office leases through 2021

(2)	Term Loan Credit Agreement and 8.000% Senior Notes due 2020 (see Note 4 to Financial Statements)

(3)	Cash interest on our Term Loan Credit Agreement and 8.000% Senior Notes due 2020 are estimated assuming no principal repayment until the due date

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

Oil and Natural Gas Reserves

The determination of depreciation, depletion and amortization expense as well as impairments that are recognized on our oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves attributable to our properties.  Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment.  For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of oil and natural gas and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change.  Approximately 39% of our proved oil and gas reserve volumes are categorized as proved undeveloped reserves.  Oil and natural gas prices have fallen significantly since the second half of 2014.  An extended decline in oil and gas prices may adversely affect our ability to fund planned expenditures.  Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.

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

Capitalized amounts except unproved costs are depleted using the units of production method.  The depletion expense per unit of production is the ratio of the sum of our unamortized historical costs and estimated future development costs to our proved reserve volumes.  Estimation of hydrocarbon reserves relies on professional judgment and use of factors that cannot be precisely determined.  Subsequent reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting periods.  For the year ended December 31, 2017, our average depletion expense per unit of production was $10.89 per Boe.  A 10% decrease in our estimated net proved reserves at December 31, 2017 would result in a $1.58 per Boe increase in our 12-month per unit depletion rate.

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

At December 31, 2017, we performed an impairment review using prices that reflect an average of 2017’s monthly prices as prescribed pursuant to the SEC’s guidelines.  For the years ended December 31, 2017, 2016 and 2015, we recorded a full cost impairment expense of zero, $0.2 billion and $1.2 billion, respectively.  If a low price environment reoccurs, we might be required to further write down the value of our oil and gas properties.  In addition, capitalized ceiling impairment charges may occur if estimates of proved reserves are substantially reduced or estimates of future development costs increase significantly.  See “Item 2. Properties” for a discussion of our reserve estimation assumptions.

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

We use the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation.  As of December 31, 2017, our natural gas production was in balance, meaning our cumulative portion of natural gas production taken and sold from wells in which we have an interest equaled our entitled interest in natural gas production from those wells.

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

Income Taxes

As of December 31, 2017 and 2016, we had recorded $0.8 million and zero net deferred tax assets, respectively.

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

During 2017 and 2016, in evaluating whether it was more-likely-than-not that our deferred tax asset was recoverable from future net income, we considered our earnings history for the current and most recent two years.

In performing our analysis, we used inputs from third-party sources, which came primarily from our reserve reports that were independently estimated by Ryder Scott. Based on our forecasted results from multiple analyses, during the years ended December 31, 2017 and 2016, we determined it is more likely than not that we will not realize our net deferred tax assets. Therefore, as of December 31, 2017 and 2016, a valuation allowance of $227.0 million and $341.3 million, respectively, was recorded.

We will continue to assess the need for a valuation allowance against deferred tax assets considering all available evidence obtained in future reporting periods.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“the Act”) which made significant changes that affect the Company. The Act is a comprehensive tax reform bill containing a number of other provisions that either currently or in the future could impact the Company. The Company has completed the analysis of the Act and does not expect a material change due to the transition impacts. Any changes that do arise due to changes in interpretations of the Act, legislative action to address questions that arise because of the Act, changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts will be disclosed in future periods as they arise. The effect of certain limitations effective for the tax year 2018 and forward, specifically related to the deductibility of executive compensation and interest expense, have been evaluated.

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

New Accounting Pronouncements

Recently Issued

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our financial statements upon adoption. See Notes to Financial Statements—Note 2. Significant Accounting Policies.

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
The Company has completed the process of evaluating the effect of the adoption and determined there were no changes required to our reported revenues as a result of the adoption. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on the standard is consistent with our revenue recognition policy under previous guidance. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach, and will expand our financial statement disclosures in order to comply with the standard. We have determined the adoption of the standard will not have a material impact on our results of operations, cash flows, or financial position.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance provides guidance of eight specific cash flow issues. This amendment is effective for periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard on January 1, 2018 and anticipates it will not have a material impact on its financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a screen to determine when a set of assets is not a business, requiring that when substantially all fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. A framework is provided to assist in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 is effective for periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. The Company adopted this standard on January 1, 2018 and will apply this guidance to its next business combination.

Recent Accounting Pronouncements Not Yet Adopted

For a description of the accounting standards that we adopted in 2017, see Notes to Financial Statements—Note 2. Significant Accounting Policies.

Various accounting standards and interpretations were issued in 2017 with effective dates subsequent to December 31, 2017.  We have evaluated the recently issued accounting pronouncements that are effective in 2018 and believe that none of them will have a material effect on our financial position, results of operations or cash flows when adopted.

Further, we are monitoring the joint standard-setting efforts of the Financial Accounting Standards Board and the International Accounting Standards Board.  There are a large number of pending accounting standards that are being targeted for completion in 2018 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial instruments, disclosure of loss contingencies and financial statement presentation. Because these pending standards have not yet been finalized, at this time we are not able to determine the potential future impact that these standards will have, if any, on our financial position, results of operations or cash flows.

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

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash from operations or borrowings under our term loan credit agreement.

The following table reflects open commodity swap contracts as of December 31, 2017, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price ($)
Swaps-Crude Oil
01/01/18 – 08/31/18	160,000	49.99
01/01/18 – 08/31/18	160,000	50.04
01/01/18 – 08/31/18	160,000	49.99
01/01/18 – 08/31/18	160,000	50.17
01/01/18 – 09/30/18	270,000	53.99
01/01/18 – 09/30/18	270,000	53.99
01/01/18 – 09/30/18	273,000	55.19
01/01/18 – 12/31/18	180,000	53.30
01/01/18 – 12/31/18	365,000	54.80
01/01/18 – 12/31/18	365,000	54.09
01/01/18 – 12/31/18	365,000	54.42
10/01/18 – 12/31/18	92,000	52.50
10/01/18 – 12/31/18	92,000	52.55
10/01/18 – 12/31/18	46,000	54.50
10/01/18 – 12/31/18	92,000	52.50
01/01/19 – 03/31/19	45,000	54.22
01/01/19 – 03/31/19	63,000	53.65
01/01/19 – 12/31/19	365,000	51.05
01/01/19 – 12/31/19	365,000	51.05
01/01/19 – 12/31/19	182,500	52.70
01/01/19 – 12/31/19	365,000	51.05
01/01/19 – 12/31/19	182,500	52.15
01/01/19 – 12/31/19	182,500	52.75
04/01/19 – 06/30/19	45,500	53.59
04/01/19 – 06/30/19	36,400	53.10
07/01/19 – 09/30/19	46,000	53.07
07/01/19 – 09/30/19	9,200	52.65
01/01/20 – 03/31/20	27,300	51.81
01/01/20 – 12/31/20	366,000	49.77
01/01/20 – 12/31/20	183,000	51.30
01/01/20 – 12/31/20	109,800	51.70
01/01/20 – 12/31/20	366,000	49.75
01/01/20 – 12/31/20	183,000	51.10
04/01/20 – 06/30/20	9,100	51.50

As of December 31, 2017, we had a total volume on open commodity swaps of 3.1 million, 1.9 million and 1.2 million barrels of oil in 2018, 2019 and 2020, respectively, at an average price per barrel of $53.26, $51.80 and $50.41, respectively. The counterparties to our open commodity swaps include BP Energy Company, Macquarie Bank Limited, and Fifth Third Bank.

The following table reflects the weighted average price of open commodity swap derivative contracts as of December 31, 2017, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price ($)
2018	3,050,000	53.26
2019	1,887,600	51.80
2020	1,244,200	50.41

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8% and our term loan credit agreement interest rate is an Adjusted LIBO Rate (subject to a 1% floor) plus 7.75% per annum margin. During the year ended December 31, 2017, we had $174.1 million in average outstanding borrowings under our prior revolving credit facility and term loan credit agreement at a weighted average rate of 5.0%.  Interest payments are due under the term loan credit agreement in arrears on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the term loan credit agreement.

As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at December 31, 2017 would cost us approximately $3.0 million in additional annual interest expense.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

As of December 31, 2017, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2017.

No change in our company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our Company’s internal control over financial reporting as of December 31, 2017, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern Oil and Gas, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Northern Oil and Gas, Inc. (a Minnesota corporation) (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 23, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
February 23, 2018

Item 9B. Other Information

None.

PART III
Certain information required by this Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2018 (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2017.  Except for those portions specifically incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance

The information appearing under the headings “Proposal 1: Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer and persons performing similar functions.  A copy is available on our website at www.northernoil.com.  We intend to post on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics pursuant to the rules of the SEC and NYSE American.

Executive Officers of the Registrant

Our executive officers, their ages and offices held are as follows:

Name	Age	Positions
Brandon Elliott	46	Interim President; Executive Vice President, Corporate Development and Strategy
Chad Allen	36	Interim Chief Financial Officer; Chief Accounting Officer
Erik Romslo	40	Executive Vice President, General Counsel and Secretary

Brandon Elliott has served as our Executive Vice President, Corporate Development and Strategy since January 2013 and as our Interim President since January 2018.  Prior to joining our company, Mr. Elliott served as Vice President of Investor Relations of CONSOL Energy Inc., a Fortune 500 coal and natural gas company, from 2010 until 2012.  Prior to CONSOL, Mr. Elliott worked from 2000 until 2010 at Friess Associates LLC, managers of The Brandywine Funds, most recently as a portfolio manager.  Mr. Elliott holds a bachelor’s degree from Dartmouth College, is a Chartered Financial Analyst (CFA) and is a member of the National Investor Relations Institute.

Chad Allen has served as our Interim Chief Financial Officer since January 2018 and our Chief Accounting Officer since August 2016, prior to which he served as our Corporate Controller starting in August 2013. Prior to joining the Company, Mr. Allen was in the audit practice with Grant Thornton LLP from 2010 to 2013, and in the audit practice at McGladrey & Pullen, LLP from 2004 to 2010. Mr. Allen holds a bachelor’s degree from Minnesota State University, Mankato and is a Certified Public Accountant.

Erik Romslo has served as our General Counsel and Secretary since October 2011 and as an Executive Vice President since January 2013.  Prior to joining our company, Mr. Romslo practiced law in the Minneapolis office of our outside counsel, Faegre Baker Daniels LLP (formerly Faegre & Benson LLP), from 2005 until 2011, where he was a member of the Corporate group.  Prior to joining Faegre, Mr. Romslo practiced law in the New York City office of Fried, Frank, Harris, Shriver & Jacobson LLP.  Mr. Romslo holds a bachelor’s degree from St. Olaf College and a law degree from the New York University School of Law.

Item 11.  Executive Compensation

The information appearing under the headings “Executive Compensation” and “Compensation Committee Report,” and the information regarding compensation committee interlocks and insider participation under the heading “Corporate Governance,” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2013 Equity Incentive Plan	250,000	2.79	2,888,347
Equity compensation plans not approved by security holders	—	—	—
Total	250,000	$2.79	2,888,347

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

Exhibit No.	Description	Reference
3.1	Amended and Restated Articles of Incorporation of Northern Oil and Gas, Inc. dated June 1, 2016	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2016
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2012
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012
4.3	Indenture, dated May 18, 2015, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015
10.1	Purchase Agreement, dated May 13, 2015, between Northern Oil and Gas, Inc. and RBC Capital Markets, LLC, as representative of the Initial Purchasers, identified therein	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015
10.2*	Amended and Restated Employment Agreement by and between Northern Oil and Gas, Inc. and Thomas W. Stoelk, dated April 8, 2016	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2016
10.3*	Performance-Based Restricted Stock Award Agreement by and between Northern Oil and Gas, Inc. and Thomas W. Stoelk, dated April 8, 2016,	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016
10.4*	Amended and Restated Employment Agreement by and between Northern Oil and Gas, Inc. and Erik J. Romslo, dated April 8, 2016	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 8, 2016
10.5*	Northern Oil and Gas, Inc. 2013 Incentive Plan (as amended May 26, 2016)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the SEC on April 22, 2016
10.6*	Form of Restricted Stock Award Agreement (Single Trigger) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2013

Exhibit No.	Description	Reference
10.7*	Form of Restricted Stock Award Agreement (Double Trigger) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2013
10.8*	Form of Non-Qualified Stock Option Agreement for Non-Employee Director under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2016
10.9
Third Amended and Restated Credit Agreement, dated as of February 28, 2012, among Northern Oil and Gas, Inc., as Borrower, Royal Bank of Canada, as Administrative Agent, SunTrust Bank, as Syndication Agent, Bank of Montreal, KeyBank, N.A. and U.S. Bank N.A., as Co-Documentation Agents, and the Lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2012
10.10	First Amendment to Third Amended and Restated Credit Agreement, dated June 29, 2012, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2012
10.11	Second Amendment to Third Amended and Restated Credit Agreement, dated September 28, 2012, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2012
10.12	Third Amendment to Third Amended and Restated Credit Agreement, dated March 28, 2013, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2013
10.13
Fourth Amendment to Third Amended and Restated Credit Agreement and Second Amendment to Third Amended and Restated Guaranty and Collateral Agreement, dated September 30, 2013, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders Party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2013
10.14	Fifth Amendment to the Third Amended and Restated Credit Agreement, dated April 7, 2015, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2015
10.15	Sixth Amendment to the Third Amended and Restated Credit Agreement, dated May 13, 2015, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015
10.16	Seventh Amendment to the Third Amended and Restated Credit Agreement, dated October 21, 2015, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2015
10.17	Eighth Amendment to Third Amended and Restated Credit Agreement, dated May 6, 2016, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2016
10.18	Ninth Amendment to Third Amended and Restated Credit Agreement, dated May 4, 2017, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2017
10.19	Agreement, dated January 2, 2015 by and among Robert B. Rowling, Cresta Investments, LLC, Cresta Greenwood, LLC, TRT Holdings, Inc. and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2015
10.20	Agreement, dated January 25, 2017 by and among TRT Holdings, Inc., Cresta Investments, LLC, Cresta Greenwood, LLC, Robert Rowling, Michael Popejoy, Michael Frantz and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2017

Exhibit No.	Description	Reference
10.21	Letter Agreement, dated July 21, 2017, by and between Northern Oil and Gas, Inc. and Bahram Akradi	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017
10.22	Settlement Agreement and General Release, dated September 25, 2017, by and between Northern Oil and Gas, Inc. and Michael L. Reger	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 26, 2017
10.23	Term Loan Credit Agreement, dated November 1, 2017, among Northern Oil and Gas, Inc., TPG Specialty Lending, Inc. and the Lenders party hereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2017
10.24	Exchange Agreement, dated January 31, 2018, by and among Northern Oil and Gas, Inc. and the Noteholders party thereto	Filed herewith
12	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm Grant Thornton LLP	Filed herewith
23.2	Consent of Ryder Scott Company, LP	Filed herewith
24.1	Powers of Attorney	Filed herewith (included on signature page)
31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Report of Ryder Scott Company, LP	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORTHERN OIL AND GAS, INC.

Date:	February 23, 2018	By:	/s/ Chad Allen
Chad Allen, Interim Chief Financial Officer; Chief Accounting Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints, Brandon Elliott and Chad Allen, or either of them, his/her true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection wherewith, with the Commission, granting unto said attorney-in-fact and agent, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Brandon Elliott	Interim President, Principal Executive Officer	February 23, 2018
Brandon Elliott

/s/ Chad Allen	Interim Chief Financial Officer, Chief Accounting Officer, Principal Financial Officer, Principal Accounting Officer	February 23, 2018
Chad Allen

/s/ Bahram Akradi	Director	February 23, 2018
Bahram Akradi

/s/ Jack King	Director	February 23, 2018
Jack King

/s/ Robert Grabb	Director	February 23, 2018
Robert Grabb

/s/ Lisa Bromiley	Director	February 23, 2018
Lisa Bromiley

/s/ Delos Cy Jamison	Director	February 23, 2018
Delos Cy Jamison

/s/ Michael Frantz	Director	February 23, 2018
Michael Frantz

/s/ Michael Popejoy	Director	February 23, 2018
Michael Popejoy

NORTHERN OIL AND GAS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern Oil and Gas, Inc.

Opinion on the financial statements
We have audited the accompanying balance sheets of Northern Oil and Gas, Inc. (a Minnesota corporation) (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2015.

Minneapolis, Minnesota
February 23, 2018

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$102,183,191	$6,486,098
Accounts Receivable, Net	46,851,682	35,840,042
Advances to Operators	604,977	1,577,204
Prepaid and Other Expenses	2,333,288	1,584,129
Derivative Instruments	—	4,517
Income Tax Receivable	785,016	1,402,179
Total Current Assets	152,758,154	46,894,169

Property and Equipment
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	2,585,490,133	2,428,595,048
Unproved	1,699,344	2,623,802
Other Property and Equipment	981,303	977,349
Total Property and Equipment	2,588,170,780	2,432,196,199
Less – Accumulated Depreciation, Depletion and Impairment	(2,114,951,189)	(2,055,987,766)
Total Property and Equipment, Net	473,219,591	376,208,433

Deferred Income Taxes	785,000	—
Other Noncurrent Assets, Net	5,490,934	8,430,359

Total Assets	$632,253,679	$431,532,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$93,152,297	$56,146,847
Accrued Expenses	6,339,425	6,094,938
Accrued Interest	4,836,112	4,682,894
Derivative Instruments	18,681,891	10,001,564
Asset Retirement Obligations	565,521	517,423
Total Current Liabilities	123,575,246	77,443,666

Long-term Debt, Net	979,324,222	832,625,125
Derivative Instruments	11,496,929	1,738,329
Asset Retirement Obligations	8,562,607	6,990,877
Other Noncurrent Liabilities	135,225	156,632

TOTAL LIABILITIES	1,123,094,229	918,954,629

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ DEFICIT
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	—	—
Common Stock, Par Value $.001; 142,500,000 Authorized (12/31/2017 – 66,791,633 Shares Outstanding and 12/31/2016 – 63,259,781 Shares Outstanding)	66,792	63,260
Additional Paid-In Capital	449,666,390	443,895,032
Retained Deficit	(940,573,732)	(931,379,960)
Total Stockholders’ Deficit	(490,840,550)	(487,421,668)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$632,253,679	$431,532,961
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	Years Ended December 31,
	2017	2016	2015
REVENUES
Oil and Gas Sales	$223,963,010	$159,690,883	$202,638,640
Gain (Loss) on Derivative Instruments, Net	(14,666,655)	(14,818,734)	72,382,907
Other Revenue	23,314	31,347	35,866
Total Revenues	209,319,669	144,903,496	275,057,413

OPERATING EXPENSES
Production Expenses	49,732,861	45,680,110	52,107,984
Production Taxes	20,604,256	15,513,608	21,566,634
General and Administrative Expense	18,987,801	14,757,641	19,042,004
Depletion, Depreciation, Amortization and Accretion	59,500,155	61,244,158	137,769,812
Impairment of Oil and Natural Gas Properties	—	237,012,834	1,163,959,246
Total Expenses	148,825,073	374,208,351	1,394,445,680

INCOME (LOSS) FROM OPERATIONS	60,494,596	(229,304,855)	(1,119,388,267)

OTHER INCOME (EXPENSE)
Interest Expense, Net of Capitalization	(70,286,341)	(64,485,623)	(58,360,387)
Write-off of Debt Issuance Costs	(95,135)	(1,089,507)	—
Loss on the Extinguishment of Debt	(992,950)	—	—
Other Income (Expense)	116,042	(15,902)	(30,091)
Total Other Income (Expense)	(71,258,384)	(65,591,032)	(58,390,478)

LOSS BEFORE INCOME TAXES	(10,763,788)	(294,895,887)	(1,177,778,745)

INCOME TAX BENEFIT	(1,570,016)	(1,402,179)	(202,424,204)

NET LOSS	$(9,193,772)	$(293,493,708)	$(975,354,541)

Net Loss Per Common Share – Basic	$(0.15)	$(4.80)	$(16.08)
Net Loss Per Common Share – Diluted	$(0.15)	$(4.80)	$(16.08)
Weighted Average Shares Outstanding – Basic	62,408,855	61,173,547	60,652,447
Weighted Average Shares Outstanding – Diluted	62,408,855	61,173,547	60,652,447

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(9,193,772)	$(293,493,708)	$(975,354,541)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	59,500,155	61,244,158	137,769,812
Amortization of Debt Issuance Costs	4,122,226	3,822,967	3,696,532
Write-off of Debt Issuance Costs	95,135	1,089,507	—
Loss on Extinguishment of Debt	992,950	—	—
Amortization of 8% Senior Notes Premium/Discount	495,892	501,324	(248,268)
(Gain) Loss on the Sale of Other Property & Equipment	—	30,356	(61,787)
Deferred Income Taxes	(785,000)	—	(202,350,555)
Loss (Gain) on the Mark-to-Market of Derivative Instruments	18,443,443	76,346,935	88,715,603
Legal Settlement	2,820,000	—	—
Share-Based Compensation Expense	3,286,566	3,464,040	5,234,115
Impairment of Oil and Natural Gas Properties	—	237,012,834	1,163,959,246
Other	31,623	373,983	1,696,114
Changes in Working Capital and Other Items:
Accounts Receivable	(9,717,487)	15,604,984	27,701,606
Prepaid Expenses and Other	(749,159)	(691,261)	2,220
Accounts Payable	2,611,492	(365,103)	(4,545,304)
Accrued Interest	142,318	(90,593)	590,630
Accrued Expenses	253,517	(1,556,673)	210,295
Income Tax Payable/(Receivable)	617,163	(1,402,179)	—
Net Cash Provided By Operating Activities	72,967,062	101,891,571	247,015,718

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Natural Gas Properties and Development Capital Expenditures, Net	(119,407,244)	(92,935,905)	(289,055,440)
Proceeds from Sale of Oil and Natural Gas Properties	171,451	2,172,003	138,524
Proceeds from Sale of Other Property and Equipment	—	14,500	72,000
Purchases of Other Property and Equipment	(3,954)	(214,685)	(90,751)
Net Cash Used For Investing Activities	(119,239,747)	(90,964,087)	(288,935,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	36,000,000	63,000,000	150,000,000
Repayments on Revolving Credit Facility	(180,000,000)	(69,000,000)	(298,000,000)
Borrowings Under Term Loan Credit Agreement	300,000,000	—	—
Issuance of Senior Unsecured Notes	—	—	190,000,000
Debt Issuance Costs Paid	(13,361,833)	(428,515)	(5,687,596)
Restricted Stock Surrenders - Tax Obligations	(668,389)	(1,403,260)	(339,578)
Net Cash Provided By (Used For) Financing Activities	141,969,778	(7,831,775)	35,972,826

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95,697,093	3,095,709	(5,947,123)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6,486,098	3,390,389	9,337,512
CASH AND CASH EQUIVALENTS – END OF PERIOD	$102,183,191	$6,486,098	$3,390,389
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$65,565,698	$60,480,783	$55,209,662
Cash Paid During the Period for Income Taxes	$—	$—	$3,258,160

Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	$85,002,458	$50,713,195	$59,520,415
Capitalized Asset Retirement Obligations	$1,187,791	$1,353,307	$421,394
Non-Cash Compensation Capitalized in Oil and Gas Properties	$274,653	$971,313	$1,330,693
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2014	61,066,712	$61,067	$433,332,285	$337,468,289	$770,861,641

Issuance of Common Stock	2,112,998	2,113	—	—	2,113

Share Based Compensation	—	—	7,228,252	—	7,228,252

Restricted Stock Surrenders - Tax Obligations	(59,326)	(59)	(339,519)		(339,578)

Net Loss	—	—	—	(975,354,541)	(975,354,541)

December 31, 2015	63,120,384	63,121	440,221,018	(637,886,252)	(197,602,113)

Issuance of Common Stock	2,109,814	2,110	—	—	2,110

Restricted Stock Forfeitures	(1,594,542)	(1,595)	(2,154,277)	—	(2,155,872)

Share Based Compensation	—	—	7,231,175	—	7,231,175

Restricted Stock Surrenders - Tax Obligations	(375,875)	(376)	(1,402,884)		(1,403,260)

Net Loss	—	—	—	(293,493,708)	(293,493,708)

December 31, 2016	63,259,781	63,260	443,895,032	(931,379,960)	(487,421,668)

Issuance of Common Stock	3,911,355	3,911	2,817,000	—	2,820,911

Restricted Stock Forfeitures	(108,993)	(109)	(23,588)	—	(23,697)

Share Based Compensation	—	—	3,646,065	—	3,646,065

Restricted Stock Surrenders - Tax Obligations	(270,510)	(270)	(668,119)	—	(668,389)

Net Loss	—	—	—	(9,193,772)	(9,193,772)

December 31, 2017	66,791,633	$66,792	$449,666,390	$(940,573,732)	$(490,840,550)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

Northern Oil and Gas, Inc. (the “Company,” “Northern,” “our” and words of similar import), a Minnesota corporation, is an independent energy company engaged in the acquisition, exploration, exploitation, development and production of crude oil and natural gas properties.  The Company’s common stock trades on the NYSE American market under the symbol “NOG”.

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of December 31, 2017, approximately 87% of Northern’s 143,253 total net acres were developed.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In connection with preparing the financial statements for the year ended December 31, 2017, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the financial statements through the date of this filing.

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

As of December 31, 2017 and 2016, the allowance for doubtful accounts was $5.6 million and $4.9 million, respectively.  The amount charged to operations for doubtful accounts was $0.7 million, $0.8 million and $6.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017 and 2016, the amount charged against the allowance for doubtful accounts was zero and $0.4 million, respectively.

As of December 31, 2017 and 2016, the Company included accounts receivable of $5.5 million and $6.8 million, respectively, in Other Noncurrent Assets, Net due to their long-term nature.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.  Depreciation expense was $0.2 million, $0.2 million, and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Oil and Gas Properties

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the years ended December 31, 2017, 2016 and 2015, respectively:

	Years Ended December 31,
	2017	2016	2015
Capitalized Certain Payroll and Other Internal Costs	$930,289	$1,890,480	$2,717,913
Capitalized Interest Costs	147,775	356,196	1,506,172
Total	$1,078,064	$2,246,676	$4,224,085

As of December 31, 2017, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the years ended December 31, 2017, 2016 and 2015, there were no property sales that resulted in a significant alteration.

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

The Company did not have any ceiling test impairment for the year ended December 31, 2017. As a result of low commodity prices and their effect on the proved reserve values of properties, the Company recorded non-cash ceiling test impairments for the years ended December 31, 2016 and 2015 of $237.0 million, and $1.2 billion, respectively.  The impairment charges affected the Company’s reported net income but did not reduce the Company’s cash flow.  If a significantly lower pricing environment reoccurs, the Company expects it could be required to further writedown the value of its oil and natural gas properties. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine the Company’s actual ceiling test calculation and impairment analyses in future periods.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method.  Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate.  The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the years ended December 31, 2017, 2016 and 2015, the Company expired leases of $18.7 million, $13.4 million, and $19.0 million, respectively.

At December 31, 2017, the Company performed an impairment review using prices that reflect an average of 2017’s monthly prices as prescribed pursuant to the SEC’s guidelines.  If lower average monthly pricing is reflected in the trailing twelve-month average pricing calculation, the present value of the Company’s future net revenues could decline and further impairment could be recognized.  SEC defined prices for each quarter-end in 2017 were as follows:

SEC Defined Prices for 12-Months Ended	NYMEX Oil Price (per Bbl)	Henry Hub Gas Price (per MMBtu)
December 31, 2017	$51.34	$2.98
September 30, 2017	49.81	3.01
June 30, 2017	48.95	3.01
March 31, 2017	47.61	2.74

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

Debt Issuance Costs

Debt issuance costs include origination, legal and other fees to issue debt in connection with the Company’s term loan credit agreement, senior unsecured notes and prior Revolving Credit Facility.  These debt issuance costs are amortized over the term of the related financing using the straight-line method, which approximates the effective interest method (see Note 4). The amortization of debt issuance costs for the years ended December 31, 2017, 2016 and 2015 was $4.1 million, $3.8 million and $3.7 million, respectively.

During the year ended December 31, 2017 and 2016, $0.1 million and $1.1 million of debt issuance costs were written-off as a result of a reduction in the borrowing base of the Revolving Credit Facility, which was repaid using the proceeds from the term loan credit agreement entered into on November 1, 2017. As a result of the repayment of the Revolving Credit Facility, the Company incurred a loss on the extinguishment of debt of $1.0 million during 2017.

Bond Premium/Discount on Senior Notes

On May 13, 2013, the Company recorded a bond premium of $10.5 million in connection with the “8.000% Senior Notes Due 2020” (see Note 4).  This bond premium is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.  The amortization of the bond premium was $1.5 million for each of the years ended December 31, 2017, 2016 and 2015.

On May 18, 2015, the Company recorded a bond discount of $10.0 million in connection with the “8.000% Senior Notes Due 2020” (see Note 4).  This bond discount is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.  The amortization of the bond discount for the years ended December 31, 2017, 2016 and 2015 was $2.0 million, $2.0 million and $1.2 million, respectively.

Revenue Recognition

The Company recognizes crude oil and natural gas revenues from its interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.  The Company uses the sales method of accounting for natural gas balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.  As of December 31, 2017, 2016 and 2015, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

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

Restructuring Costs

The Company accounts for restructuring costs in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations.”  Under these standards, the costs associated with restructuring are recorded during the period in which the liability is incurred.  During the year ended December 31, 2015, the Company recognized $0.5 million in restructuring costs for employee severance and related benefit costs incurred as part of a reduction in workforce and the closing of its Denver office, which included $0.1 million of non-cash expense related to acceleration of certain equity awards previously granted under the Company’s 2013 Incentive Plan. There were no restructuring costs incurred for the years ended December 31, 2017 and 2016, respectively.

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

Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the three-year period ended December 31, 2017, driven primarily by the full cost ceiling impairments over that period.  Additionally, the Company’s revenue, profitability and future growth are substantially dependent upon prevailing and future prices for oil and natural gas.  The markets for these commodities continue to be volatile.  Changes in oil and natural gas prices have a significant impact on the value of the Company’s reserves and on its cash flows.  Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas and a variety of additional factors that are beyond the Company’s control.  Due to these factors, management has placed a lower weight on the prospect of future earnings in its overall analysis of the valuation allowance.

In determining whether to establish a valuation allowance on the Company’s deferred tax assets, management concluded that the objectively verifiable evidence of cumulative negative earnings for the three-year period ended December 31, 2017, is difficult to overcome with any forms of positive evidence that may exist.  Accordingly, the valuation allowance against the Company’s deferred tax asset at December 31, 2017 and 2016 was $227.0 million and $341.3 million, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Years Ended December 31,
	2017	2016	2015
Weighted Average Common Shares Outstanding – Basic	62,408,855	61,173,547	60,652,447
Plus: Potentially Dilutive Common Shares Including Stock Options and Restricted Stock	—	—	—
Weighted Average Common Shares Outstanding – Diluted	62,408,855	61,173,547	60,652,447
Restricted Stock and Stock Options Excluded From EPS Due To The Anti-Dilutive Effect	1,109,511	829,313	322,393

As of December 31, 2017, 2016 and 2015, potentially dilutive shares from stock option awards were 250,000, 391,872, and 141,872, respectively. There options were all exercisable at December 31, 2017, 2016 and 2015. The Company also has potentially dilutive shares from restricted stock awards outstanding of 1,721,533, 1,905,104, and 2,365,396 at December 31, 2017, 2016 and 2015, respectively.

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

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Crude oil and natural gas properties accounted for using the full cost method of accounting are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment in 2017 related to crude oil and natural gas properties. In 2016 and 2015, the Company recorded $237.0 million and $1.2 billion, respectively, in impairment related to crude oil and natural gas properties. There was no impairment of other long-lived assets recorded for the years ended December 31, 2017, 2016 and 2015.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard's application impact to individual financial statement line items. In March, April, May and December 2016, the FASB issued new guidance in Topic 606, Revenue from Contracts with Customers, to address the following potential implementation issues of the new revenue standard: (a) to clarify the implementation guidance on principal versus agent considerations, (b) to clarify the identification of performance obligations and the licensing implementation guidance and (c) to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company follows the sales method of accounting for oil, NGL and natural gas production, which is generally consistent with the revenue recognition provision of the new standard.
The Company has completed the process of evaluating the effect of the adoption and determined there were no changes required to our reported revenues as a result of the adoption. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on the standard is consistent with our revenue recognition policy under previous guidance. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach, and will expand our financial statement disclosures in order to comply with the standard. We have determined the adoption of the standard will not have a material impact on our results of operations, cash flows, or financial position.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance provides guidance of eight specific cash flow issues. This amendment is effective for periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard on January 1, 2018 and anticipates it will not have a material impact on its financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to provide guidance in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides a screen to determine when a set of assets is not a business, requiring that when substantially all fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. A framework is provided to assist in evaluating whether both an input and a substantive process are present for the set to be a business. ASU 2017-01 is effective for periods beginning after December 15, 2017, including interim periods within those annual periods. No disclosures are required at transition and early adoption is permitted. The Company adopted this standard on January 1, 2018 and will apply this guidance to its next business combination.

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of operations from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.  Development capital expenditures and purchases of properties that were in accounts payable and not yet paid in cash at December 31, 2017 and 2016 were approximately $85.0 million and $50.7 million, respectively.

2017 Acquisitions

During 2017, the Company acquired approximately 1,934 net acres, for an average cost of approximately $2,352 per net acre, in its key prospect areas in the form of effective leases.

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

Unproved Properties

Unproved properties not being amortized comprise approximately 14,377 net acres and 26,432 net acres of undeveloped leasehold interests at December 31, 2017 and 2016, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.   The following is a summary of capitalized costs excluded from depletion at December 31, 2017 by year incurred.

	Years Ended December 31,
	2017	2016	2015	Prior Years
Property Acquisition	$565,352	$509,877	$502,794	$121,321
Development	—	—	—	—
Total	$565,352	$509,877	$502,794	$121,321

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

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others:  intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  For the years ended December 31, 2017, 2016 and 2015, the Company included $0.6 million, $7.0 million and $37.6 million, respectively, related to expiring leases within costs subject to the depletion calculation.

NOTE 4     LONG TERM DEBT

The Company’s long-term debt consists of the following:

	December 31, 2017
	Principal Balance	Unamortized Net Discount	Debt Issuance Costs, Net	Long-term Debt, Net
8% Senior Notes	$700,000,000	$(1,197,954)	$(6,847,557)	$691,954,489
Term Loan Credit Agreement	300,000,000	—	(12,630,267)	$287,369,733
Total	$1,000,000,000	$(1,197,954)	$(19,477,824)	$979,324,222

	December 31, 2016
	Principal Balance	Unamortized Net Discount	Debt Issuance Costs, Net	Long-term Debt, Net
8% Senior Notes	$700,000,000	$(1,693,847)	$(9,681,028)	$688,625,125
Revolving Credit Facility(1)	144,000,000	—	—	$144,000,000
Total	$844,000,000	$(1,693,847)	$(9,681,028)	$832,625,125
____________

(1)	Debt issuance costs related to our revolving credit facility were $1.6 million and are recorded in “Other Noncurrent Assets, Net” on the balance sheet as of December 31, 2016

Term Loan Credit Agreement

On November 1, 2017 (the “Effective Date”), the Company entered into a term loan credit agreement with TPG Specialty Lending, Inc., as administrative agent and collateral agent (in such capacities, the “Agent”), and the lenders from time to time party thereto. The term loan credit agreement provides for the issuance of an aggregate principal amount of up to $500 million in term loans to the Company, consisting of (i) $300 million in initial term loans that were made on the Effective Date (the “Initial Loans”), (ii) $100 million in delayed draw term loans available to the Company, subject to satisfaction of certain conditions precedent described therein, for a period of 18 months after the Effective Date (the “Delayed Draw Loans”), and (iii) up to $100 million in incremental term loans on an uncommitted basis and subject, among other things, to one or more lenders agreeing in the future to make such loans (the “Incremental Loans”) (the Initial Loans, Delayed Draw Loans and the Incremental Loans, collectively, the “Loans”). Amounts borrowed and repaid under the term loan credit agreement may not be reborrowed. The term loan facility provided by the term loan credit agreement matures on November 1, 2022.

Proceeds from the Initial Loans were used on the Effective Date to repay in its entirety borrowings outstanding under the Company’s prior Revolving Credit Facility.

Borrowings under the term loan credit agreement bear interest at a rate per annum equal to the “Adjusted LIBO Rate” (subject to a 1.00% floor) plus a 7.75% per annum margin. The “Adjusted LIBO Rate” is equal to the product of: (i) 3 month LIBOR multiplied by (ii) the statutory reserve rate. Upon the occurrence and continuance of an event of default all outstanding Loans shall bear interest at a rate equal to 3.00% per annum plus the then-effective rate of interest. Interest is payable on the last business day of each March, June, September and December.

A commitment fee is paid on the unused amount of the delayed draw commitments based on an annual rate of 2.00% (the “Commitment Fee”). The term loan credit agreement also requires the Company to prepay the loans with 100.00% of the net cash proceeds received from certain asset sales, swap terminations, incurrences of borrowed money indebtedness, equity issuances, casualty events and extraordinary receipts, subject to certain exceptions and specified reinvestment rights. Prepayments (including mandatory prepayments), terminations, refinancing, reductions and accelerations under the term loan credit agreement are subject to the payment of a yield maintenance amount for any such prepayment, termination, refinancing, reduction or acceleration occurring within one year of the funding of the applicable Loan that allows the lenders to attain approximately the same yield as if such Loan remained outstanding for the entire 1-year period plus a call protection amount equal to the product of the principal amount of Loans so prepaid, terminated, refinanced, reduced or accelerated multiplied by 7.00%; for any such prepayment, termination, refinancing, reduction or acceleration occurring on or after the one-year anniversary of the funding of the applicable Loan, a call protection amount equal to the product of the principal amount of Loans so prepaid, terminated, refinanced, reduced or accelerated multiplied by (i) 7.00%if occurring within 18 months of the funding of such Loan, (ii) 3.00% if occurring after the 18-month anniversary but on or prior to the 30-month anniversary of the funding of such Loan, or (iii) 1.00% if occurring after the 30-month anniversary but on or prior to the 42-month anniversary of the funding of such Loan, will be due, in each case, as set forth in the term loan credit agreement. Additionally, to the extent that the Loans are refinanced in full or the delayed draw commitments are terminated or reduced prior to the date that is 18 months after the Effective Date, the Company will be required to pay a yield maintenance amount in respect of the Commitment Fee that would have accrued on the delayed draw commitments as set forth in the term loan credit agreement.

The term loan credit agreement contains negative covenants that limit the Company’s ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of our business or operations, merge, consolidate, or make certain types of investments and require the outstanding principal amount of the Company’s 8.00% senior unsecured notes due 2020 to be no more than $30 million by March 1, 2020. In addition, the term loan credit agreement requires that the Company comply with the following financial covenants: (i) as of any date of determination, the ratio of Total PDP PV-10 (as defined in the term loan credit agreement) plus the aggregate amount of all unrestricted cash and cash equivalents (in accounts subject to control agreements) to the amount of Senior Secured Debt (as defined in the term loan credit agreement) shall not be less than 1.30 to 1.00, (ii) as of the last day of any fiscal quarter, the ratio of Net Senior Secured Debt (as defined in the term loan credit agreement) to EBITDAX (as defined in the term loan credit agreement) for the period of four fiscal quarters then ending on such day will not be greater than 3.75 to 1.00 and (iii) as of any date of determination the Company’s unrestricted cash and cash equivalents (in accounts subject to control agreements) plus the aggregate undrawn delayed draw commitments available to the Company shall not be less than $20.0 million.

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

Revolving Credit Facility

The Company’s Revolving Credit Facility, described in the paragraphs that follow, was retired and repaid in full on November 1, 2017.

In February 2012, the Company entered into an amended and restated credit agreement providing for a revolving credit facility (the “Revolving Credit Facility”), which replaced its previous revolving credit facility with a syndicated facility.  The Revolving Credit Facility, was secured by substantially all of the Company’s assets and provided for a commitment equal to the lesser of the facility amount or the borrowing base.

Borrowings under the Revolving Credit Facility could either be at the Alternate Base Rate (as defined in the credit agreement) plus a spread ranging from 1.00% to 2.00% or LIBOR borrowings at the Adjusted LIBOR Rate (as defined in the credit agreement) plus a spread ranging from 2.00% to 3.00%.  The applicable spread at any time was dependent upon the amount of borrowings relative to the borrowing base at such time.  The Company could elect, from time to time, to convert all or any part of its LIBOR loans to base rate loans or to convert all or any of the base rate loans to LIBOR loans.  A commitment fee was paid on the undrawn balance based on an annual rate of either 0.375% or 0.50%.

All of the Company’s obligations under the Revolving Credit Facility were secured by a first priority security interest in any and all assets of the Company.

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

Common Stock

The following is a schedule of changes in the number of shares of common stock outstanding since the beginning of 2015:

	Years Ended December 31,
	2017	2016	2015
Beginning Balance	63,259,781	63,120,384	61,066,712
Restricted Stock Grants (Note 6)	911,355	2,109,814	2,112,998
Legal Settlement	3,000,000	—	—
Surrenders - Tax Obligations	(270,510)	(375,875)	(57,929)
Other Forfeitures	(108,993)	(1,594,542)	(1,397)
Ending Balance	66,791,633	63,259,781	63,120,384

2017 Activity

In 2017, 0.3 million shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $0.7 million, which is based on the market prices on the dates the shares were surrendered.

In 2017, 3.0 million shares of common stock were issued in connection with a legal settlement with the Company’s former chief executive officer. See Note 8 for further information.

In 2017, 0.1 million shares of common stock were forfeited by our interim chief executive officer and chief financial officer in connection with a performance-based vesting metric that was not achieved under a restricted stock award.

2016 Activity

In 2016, 0.4 million shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $1.4 million, which is based on the market prices on the dates the shares were surrendered.

In 2016, 1.5 million restricted shares of common stock were forfeited in connection with the termination of the employment of the Company’s former chief executive officer. The total amount of share-based compensation expense that was reversed in connection with the termination was approximately $1.8 million.

2015 Activity

In 2015, the Company’s former chief executive officer received 1.4 million restricted shares of common stock in connection with a new employment agreement.

In 2015, 0.1 million shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $0.3 million, which is based on the market prices on the dates the shares were surrendered.

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

In 2017, 2016 and 2015, the Company did not repurchase shares of its common stock under the stock repurchase program.  The Company’s accounting policy upon the repurchase of shares is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

NOTE 6     STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

The Company maintains its 2013 Incentive Plan (the “2013 Plan”) to provide a means whereby the Company may be able, by granting equity and other types of awards, to attract, retain and motivate capable and loyal employees, non-employee directors, consultants and advisors of the Company, for the benefit of the Company and its shareholders.  As of December 31, 2017, there were 2.9 million shares available for future awards under the 2013 Plan.

Restricted Stock Awards

During the years ended December 31, 2017, 2016 and 2015, the Company issued 911,355, 2,109,814 and 2,112,998, respectively, restricted shares of common stock under the 2013 Plan as compensation to officers, employees and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than April 2020.  As of December 31, 2017, there was approximately $3.1 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over a weighted-average period of approximately 1.8 years years.  The Company has historically assumed a zero percent forfeiture rate, thus recognizing forfeitures as they occur, for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Number of Shares	Weighted- Average Price	Number Of Shares	Weighted- Average Price	Number Of Shares	Weighted- Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at the Beginning of the Year	1,905,104	$4.59	2,365,396	$7.15	538,499	$13.54
Shares Granted	911,355	2.10	2,109,814	3.83	2,112,998	6.29
Shares Forfeited	(108,993)	3.59	(1,594,542)	4.67	(1,397)	14.79
Lapse of Restrictions	(985,933)	4.05	(975,564)	7.34	(284,704)	12.24
Restricted Shares Outstanding at the End of the Year	1,721,533	$3.65	1,905,104	$4.59	2,365,396	$7.15

Stock Option Awards

On November 1, 2007, the board of directors granted options to purchase 560,000 shares of the Company’s common stock under the Company’s 2006 Incentive Stock Option Plan.  The Company granted options to purchase 500,000 shares of the Company’s common stock to members of the board and options to purchase 60,000 shares of the Company’s common stock to one employee pursuant to an employment agreement.  These options were granted at a price of $5.18 per share and the optionees were fully vested on the grant date.  On November 1, 2017, the remaining options expired.  The board of directors previously determined that no future grants will be made pursuant to the 2006 Incentive Stock Option Plan.

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

Changes in stock option awards for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Stock Option Awards	Weighted-Average Price	Weighted Average Contractual Term	Intrinsic Value
Outstanding as of December 31, 2014(1)	141,872	$5.18	2.8	$66,680
Granted	—	—
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Outstanding as of December 31, 2015(1)	141,872	$5.18	1.8	$—
Granted	250,000	$2.79
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Outstanding as of December 31, 2016(1)	391,872	$3.66	2.9	$—
Granted	—	—
Exercised	—	—
Expired or canceled	(141,872)	—
Outstanding as of December 31, 2017(1)	250,000	$2.79	1.0	$—
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

The Company used a Monte Carlo simulation model to estimate the fair value of the awards based on the expected outcome of the Company’s stock price performance, on both an absolute basis and on a relative basis compared to the defined peer group, using key valuation assumptions.  The assumptions used for the Monte Carlo model to determine the fair value of the awards and associated compensation expense included a forecast period for the relevant stock price period in 2017, a risk-free interest rate of 0.97% and 80% for the Company’s stock price volatility.

The maximum value of the performance shares issuable if all participants earned the maximum award would total $1.3 million.  For the year ended December 31, 2017, the Company recorded $0.1 million of compensation expense related to these performance equity awards.

NOTE 7     RELATED PARTY TRANSACTIONS

Michael Frantz, a member of the Company’s board of directors since August 2016, is the Vice President, Investments of TRT Holdings, Inc. Michael Popejoy, a member of the Company’s board of directors since January 2017, is the Senior Vice President of Energy for TRT Holdings, Inc. TRT Holdings and its affiliates (collectively, “TRT”) are significant common stockholders of the Company and also a holder of the Company’s 8% senior unsecured notes, due 2020 (the “Notes”). The Company believes TRT owned in excess of $200 million aggregate principal amount of the Notes at December 31, 2017. The principal amounts of any Notes held by TRT are included in the Company’s long-term debt balances, and the Company’s interest expense includes interest attributable to any Notes held by TRT.

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

The Company’s interests in certain crude oil and natural gas leases from the State of North Dakota are subject to an ongoing dispute over the ownership of minerals underlying the bed of the Missouri River within the boundaries of the Fort Berthold Reservation.  The ongoing dispute is between the State of North Dakota and three affiliated tribes, both of whom have purported to lease mineral rights in tracts of riverbed within the reservation boundaries. In the event the ongoing dispute results in a final judgment that is adverse to the Company’s interests, the Company would be required to reverse approximately $5.5 million in revenue (net of accrued taxes) that has been accrued since the first quarter of 2013 based on the Company’s purported interest in the crude oil and natural gas leases at issue. Due to the long-term nature of this title dispute, the $5.5 million in accounts receivable is included in “Other Noncurrent Assets, Net” on the balance sheets. The Company fully maintains the validity of its interests in the crude oil and natural gas leases.

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

On August 18, 2016, plaintiff Jeffrey Fries, individually and on behalf of all others similarly situated, filed a class action complaint in the United States District Court for the Southern District of New York against the Company, Michael Reger (our former chief executive officer), and Thomas Stoelk (our former chief financial officer and interim chief executive officer) as defendants.  An amended complaint was filed by plaintiffs in July 2017. Defendants (including the Company) filed a motion to dismiss the amended complaint in August 2017. The court granted the Company’s motion to dismiss in January 2018, but permitted plaintiff the opportunity to further amend the complaint. A second amended complaint was filed by plaintiffs in January 2018. The complaint purports to bring a federal securities class action on behalf of a class of persons who acquired the Company’s securities between March 1, 2013 and August 15, 2016, and seeks to recover damages caused by defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company intends to continue to vigorously defend itself in this matter.

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

Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate retirement costs, inflation factors, credit-adjusted discount rates, timing of retirement, and changes in the legal, regulatory, environmental and political environments.  To the extent future revisions to these assumptions impact the present value of the existing ARO, a corresponding adjustment is made to the oil and gas property balance.  For example, as the Company analyzes actual plugging and abandonment information, the Company may revise its estimate of current costs, the assumed annual inflation of the costs and/or the assumed productive lives of its wells.  During 2017 and 2016, the Company increased its existing ARO by $0.6 million and $0.8 million, respectively, due to an increase in the estimated costs to plug and abandon the Company’s wells.

The following table summarizes the Company’s asset retirement obligation transactions recorded during the year ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017	2016
Beginning Asset Retirement Obligation	$7,508,300	$5,816,356
Liabilities Acquired or Incurred During the Period	578,441	585,729
Liabilities Removed Due to Divestitures	—	(21,426)
Revision of Estimates	609,351	789,003
Accretion of Discount on Asset Retirement Obligations	536,732	405,991
Liabilities Settled During the Period	(104,696)	(67,353)
Ending Asset Retirement Obligation	$9,128,128	$7,508,300

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

The income tax provision (benefit) for the year ended December 31, 2017, 2016, and 2015 consists of the following:

	2017	2016	2015
Current
Federal	$(785,016)	$(1,402,179)	$(73,649)
State	—	—	—
Deferred
Federal	126,501,000	(99,298,900)	(398,002,555)
State	(12,983,000)	(9,707,000)	(36,608,000)
Valuation Allowance	(114,303,000)	109,005,900	232,260,000
Total Expense (Benefit)	$(1,570,016)	$(1,402,179)	$(202,424,204)

The following is a reconciliation of the reported amount of income tax benefit for the years ended December 31, 2017, 2016, and 2015 to the amount of income tax expenses that would result from applying the statutory rate to pretax loss.

	2017	2016	2015
Income (Loss) Before Taxes and NOL	$(10,763,788)	$(294,895,887)	$(1,177,778,745)
Federal Statutory Rate	35.00%	35.00%	35.00%
Taxes Computed at Federal Statutory Rates	(3,767,000)	(103,214,000)	(412,223,000)
State Taxes, Net of Federal Taxes	(8,476,000)	(6,306,000)	(23,825,000)
Non-Deductible Compensation	22,000	82,000	470,000
Share Based Compensation Tax Deficiency	—	(834,900)	307,000
Federal Rate Reduction	124,493,000	—	—
Other	460,984	(135,179)	586,796
Valuation Allowance	(114,303,000)	109,005,900	232,260,000
Reported Provision (Benefit)	$(1,570,016)	$(1,402,179)	$(202,424,204)

A valuation allowance is established to reduce deferred tax assets if it is determined that it is more likely than not that the related tax benefit will not be realized.  On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.  During 2017, in evaluating whether it was more likely than not that the Company’s net deferred tax assets were realized through future net income, management considered all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the existence of significant proved oil and natural gas reserves, (iv) its ability to use tax planning strategies, (v) its current price protection utilizing oil hedges, (vi) its future revenue and operating cost projections and (vii) the current market prices for oil and natural gas.  Based on all the evidence available, management determined it was more likely than not that the net deferred tax assets, other than the deferred tax asset related to the Company’s alternative minimum tax credit, were not realizable, therefore a valuation allowance of $227.0 million was recorded at December 31, 2017. At December 31, 2017, the Company has an alternative minimum tax credit for federal income tax purposes of $0.8 million. Under the Tax Cuts and Jobs Act, enacted in December 2017, the alternative minimum tax credit will be refundable in future years.

At December 31, 2017, the Company had a net operating loss carryforward for federal income tax purposes of $714.5 million.  If unutilized, the federal net operating losses will expire from 2031 to 2037.

The significant components of the Company’s deferred tax assets (liabilities) were as follows:

	Years Ended December 31,
	2017	2016
Net Operating Loss (NOLs) and Tax Credit Carryforwards	$174,864,900	$224,679,900
Share Based Compensation	797,000	1,032,000
Accrued Interest	1,144,000	1,727,000
Allowance for Doubtful Accounts	1,360,000	1,795,000
Crude Oil and Natural Gas Properties and Other Properties	42,329,000	107,642,000
Derivative Instruments	7,393,000	4,341,000
Other	(140,000)	49,000
Total Net Deferred Tax Assets (Liabilities) Before Valuation Allowance	227,747,900	341,265,900

Valuation Allowance	(226,962,900)	(341,265,900)

Total Net Deferred Tax Assets	$785,000	$—

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2017, 2016 and 2015,  the Company did not recognize any interest or penalties in its statements of operations, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2017 and 2016 relating to unrecognized benefits.

The tax years 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject.

The Protecting Americans from Tax Hikes Act of 2015 (PATH) was enacted on December 18, 2015. PATH retroactively extended various temporary individual and business tax incentives for 2015 and in some instances extended certain incentives through 2019. Bonus tax depreciation, a favorable tax incentive for the Company, was extended from 2015 through 2019. In 2017 and 2016, the Company utilized $0.8 million and $1.4 million of its alternative minimum tax credit, respectively, as a result of favorable tax incentives within PATH.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“the Act”) which made significant changes that affect the Company. Beginning January 1, 2018, the Company will be taxed at a 21% federal corporate tax rate. The Company has reflected the impact of this rate enactment on its deferred tax assets and liabilities at December 31, 2017, the Company is required to reflect the change in the period in which the law is enacted. The impact of this change was a net reduction in deferred tax assets of $124.5 million, before valuation allowance. The Company’s valuation allowance was reduced by $125.3 million. Due to the Company’s valuation allowance position the net effect of the Act was a tax benefit of $0.8 million.

The Act also repeals the corporate alternative minimum tax for tax years beginning after December 31, 2017 and provides that prior alternative minimum tax credits will be refundable. The Company has credits that are expected to be refunded between 2018 and 2021 as a result of the Act and monetization opportunities under current tax laws.

The Act is a comprehensive tax reform bill containing a number of other provisions that either currently or in the future could impact the Company. The Company has completed the analysis of the Act and does not expect a material change due to the transition impacts. Any changes that do arise due to changes in interpretations of the Act, legislative action to address questions that arise because of the Act, changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts will be disclosed in future periods as they arise. The effect of certain limitations effective for the tax year 2018 and forward, specifically related to the deductibility of executive compensation and interest expense, have been evaluated.

NOTE 11     OPERATING LEASES

The Company leases office space under operating leases expiring on various dates through 2021. Minimum future annual lease payments for the calendar years presented are as follows:

Amount
2018	$342,000
2019	352,000
2020	361,000
2021	340,000
Total	$1,395,000

The following has been recorded to rent expense for the periods presented:

	Years Ended December 31,
	2017	2016	2015
Rent Expense	$369,000	$320,000	$287,000

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and 2016.

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps)	$—	$—	$—
Commodity Derivatives – Current Liabilities (crude oil swaps)	—	(18,681,891)	—
Commodity Derivatives – Non-Current Asset (crude oil swaps)	—	—	—
Commodity Derivatives – Non-Current Liabilities (crude oil swaps)	—	(11,496,929)	—
Total	$—	$(30,178,820)	$—

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps)	$—	$4,517	$—
Commodity Derivatives – Current Liabilities (crude oil swaps and collars)	—	(10,001,564)	—
Commodity Derivatives – Non-Current Asset (crude oil swaps)	—	—	—
Commodity Derivatives – Non-Current Liabilities (crude oil swaps)	—	(1,738,329)	—
Total	$—	$(11,735,376)	$—

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

The carrying amount of the Company’s long-term debt reported in the balance sheet at December 31, 2017 is $979.3 million, which includes $692.0 million of senior unsecured notes including a net discount of $1.2 million and $287.4 million of borrowings under the Company’s term loan credit agreement (see Note 4).  The fair value of the Company’s senior unsecured notes, which are publicly traded, is $528.0 million at December 31, 2017.  The Company’s term loan credit agreement approximates its fair value because of its floating rate structure.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred for the year ended December 31, 2017 were approximately $0.6 million.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the years ended December 31, 2017 and 2016.

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

	Years Ended December 31,
	2017	2016	2015
Cash Received (Paid) on Derivatives(1)	$3,776,788	$61,528,201	$161,098,510
Non-Cash Gain (Loss) on Derivatives	(18,443,443)	(76,346,935)	(88,715,603)
Gain (Loss) on Derivative Instruments, Net	$(14,666,655)	$(14,818,734)	$72,382,907
_____________

(1)
Net cash paid for crude oil swaps for the year ended December 31, 2017 include approximately $0.7 million of payments from crude oil derivative contracts that were settled prior to their contractual maturities as a result of the termination of the Company’s revolving credit facility. Net cash receipts for the year ended December 31, 2015 includes approximately $0.2 million of proceeds received from crude oil derivative contracts that were settled prior to their contractual maturities.

The Company has master netting agreements on individual crude oil contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

The following table reflects open commodity swap contracts as of December 31, 2017, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price ($)
Swaps-Crude Oil
01/01/18 – 08/31/18	160,000	49.99
01/01/18 – 08/31/18	160,000	50.04
01/01/18 – 08/31/18	160,000	49.99
01/01/18 – 08/31/18	160,000	50.17
01/01/18 – 09/30/18	270,000	53.99
01/01/18 – 09/30/18	270,000	53.99
01/01/18 – 09/30/18	273,000	55.19
01/01/18 – 12/31/18	180,000	53.30
01/01/18 – 12/31/18	365,000	54.80
01/01/18 – 12/31/18	365,000	54.09
01/01/18 – 12/31/18	365,000	54.42
10/01/18 – 12/31/18	92,000	52.50
10/01/18 – 12/31/18	92,000	52.55
10/01/18 – 12/31/18	46,000	54.50
10/01/18 – 12/31/18	92,000	52.50
01/01/19 – 03/31/19	45,000	54.22
01/01/19 – 03/31/19	63,000	53.65
01/01/19 – 12/31/19	365,000	51.05
01/01/19 – 12/31/19	365,000	51.05
01/01/19 – 12/31/19	182,500	52.70
01/01/19 – 12/31/19	365,000	51.05
01/01/19 – 12/31/19	182,500	52.15
01/01/19 – 12/31/19	182,500	52.75
04/01/19 – 06/30/19	45,500	53.59
04/01/19 – 06/30/19	36,400	53.10
07/01/19 – 09/30/19	46,000	53.07
07/01/19 – 09/30/19	9,200	52.65
01/01/20 – 03/31/20	27,300	51.81
01/01/20 – 12/31/20	366,000	49.77
01/01/20 – 12/31/20	183,000	51.30
01/01/20 – 12/31/20	109,800	51.70
01/01/20 – 12/31/20	366,000	49.75
01/01/20 – 12/31/20	183,000	51.10
04/01/20 – 06/30/20	9,100	51.50

As of December 31, 2017, the Company had a total volume on open commodity swaps of 6.2 million barrels at a weighted average price of approximately $52.24 per barrel.

The following table reflects the weighted average price of open commodity swap derivative contracts as of December 31, 2017, by year with associated volumes.

Weighted Average Price Of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price ($)
2018	3,050,000	53.26
2019	1,887,600	51.80
2020	1,244,200	50.41

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

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at December 31, 2017 and 2016, respectively.  Certain amounts may be presented on a net basis on the financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

		December 31, Estimated Fair Value
Type of Crude Oil Contract	Balance Sheet Location	2017	2016

Derivative Assets:
Swap Contracts	Current Assets	$—	$4,517
Total Derivative Assets		$—	$4,517

Derivative Liabilities:
Swap Contracts	Current Liabilities	$(18,681,891)	$(9,512,724)
Swap Contracts	Non-Current Liabilities	(11,496,929)	(1,738,329)
Swaption Contracts	Current Liabilities	—	(333,046)
Costless Collars	Current Liabilities	—	(155,794)
Total Derivative Liabilities		$(30,178,820)	$(11,739,893)

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

	Estimated Fair Value at December 31, 2017
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$—	$—	$—
Non-Current Assets	—	—	—
Total Derivative Assets	$—	$—	$—

Offsetting of Derivative Liabilities:
Current Liabilities	$(18,681,891)	$—	$(18,681,891)
Non-Current Liabilities	(11,496,929)	—	(11,496,929)
Total Derivative Liabilities	$(30,178,820)	$—	$(30,178,820)

	Estimated Fair Value at December 31, 2016
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$20,962	$(16,445)	$4,517
Non-Current Assets	—	—	—
Total Derivative Assets	$20,962	$(16,445)	$4,517

Offsetting of Derivative Liabilities:
Current Liabilities	$(10,018,009)	$16,445	$(10,001,564)
Non-Current Liabilities	(1,738,329)	—	(1,738,329)
Total Derivative Liabilities	$(11,756,338)	$16,445	$(11,739,893)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with BP Energy Company, Macquarie Bank Limited, and Fifth Third Bank.  The Company’s obligations under the derivative instruments are secured pursuant to the term loan credit agreement and related agreements, and no additional collateral had been posted by the Company as of December 31, 2017.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 12 for the aggregate fair value of all derivative instruments that were in a net liability position at December 31, 2017 and 2016.

NOTE 14     EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2017, 2016, and 2015:

	2017			2016			2015
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$(9,193,772)	62,408,855	$(0.15)	$(293,493,708)	61,173,547	$(4.80)	$(975,354,541)	60,652,447	$(16.08)
Dilutive Effect of Options	—	—	—	—	—	—	—	—	—
Diluted EPS	$(9,193,772)	62,408,855	$(0.15)	$(293,493,708)	61,173,547	$(4.80)	$(975,354,541)	60,652,447	$(16.08)

For the year ended December 31, 2017, 2016 and 2015 restricted stock of 1,109,511, 829,313, and 322,393 shares of common stock were excluded from EPS due to the anti-dilutive effect, respectively.

NOTE 15     EMPLOYEE BENEFIT PLANS

In 2009, the Company adopted a defined contribution 401(k) plan for substantially all of its employees.  The plan provides for Company matching of employee contributions to the plan.  During 2017, 2016 and 2015, the Company provided a match contribution equal to 100% of an eligible employee’s deferral contribution, up to 8% of the employee’s earnings up to the maximum allowable amount.  The Company contributed approximately $178,000, $238,000 and $279,000 to the 401(k) plan for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 16     SUBSEQUENT EVENTS

Exchange Agreement
On January 31, 2018, the Company entered into an agreement (the “Exchange Agreement”) with holders (the “Supporting Noteholders”) of approximately $497 million, or 71%, of the aggregate principal amount of the Company’s outstanding 8.000% senior unsecured notes due 2020 (the “Outstanding Notes”), pursuant to which the Supporting Noteholders have agreed to exchange all of the Outstanding Notes held by each such Supporting Noteholder for approximately $155 million of the Company’s common stock, par value $0.001 (the “Common Stock”), and approximately $344 million in aggregate principal amount of new senior secured second lien notes due 2023 (the “Second Lien Notes”) (such proposed exchange, the “Exchange Transaction”).
For each $1,000 principal amount of Outstanding Notes exchanged pursuant to the Exchange Agreement, (i) TRT Holdings, Inc. and its affiliates will receive $612 in principal amount of Second Lien Notes and approximately 133.3 shares of Common Stock and (ii) all other Supporting Noteholders will receive $750 in principal amount of Second Lien Notes and approximately 83.3 shares of Common Stock. The number of shares of Common Stock issuable to the Supporting Noteholders is subject to adjustment in the event the Company issues or sells Common Stock in connection with the Equity Raise (as defined below) at a price less than $3.00 per share.
The obligations of the Supporting Noteholders under the Exchange Agreement, including their obligation to exchange their Outstanding Notes, are subject to the conditions set forth in the Exchange Agreement, including: (a) the Company raising at least $156.0 million in total value (the “Equity Raise”), comprised of (i) at least 50% in new cash contributions from the sale of Common Stock, including the funding of up to $40.0 million of commitments received under the Subscription Agreements (as defined below); and (ii) no more than 50% from the fair market value of additional assets acquired, which assets will represent non-operating interests in the Williston Basin shale play; (b) reincorporation of the Company in the State of Delaware; (c) the Company having received the requisite shareholder approvals for (i) the issuance of the Common Stock and (ii) the reincorporation; (d) the Company obtaining the requisite consent of the lenders under the Company’s first lien term loan credit agreement; and (e) entry into a customary intercreditor agreement between the agent for the first lien term loan and the trustee for the Second Lien Notes. The Exchange Agreement will terminate upon written notice of termination by the Company or the Supporting Noteholders if the Exchange Transaction has not closed on or before May 31, 2018.
The Exchange Agreement contains certain representations, warranties and other agreements by the Company and the Supporting Noteholders. The Company’s and the Supporting Noteholders’ obligations under the Exchange Agreement are subject to various customary conditions set forth in the Exchange Agreement, including the negotiation, execution and delivery of an indenture for the Second Lien Notes and other definitive documentation for the Exchange Transaction. Accordingly, there can be no assurance if or when the Company will consummate the Exchange Transaction and the other transactions contemplated by the Exchange Agreement. The Company will not receive any cash proceeds from the issuance of the Second Lien Notes or the Common Stock to be issued in the Exchange Transaction.
Subscription Agreements
Also on January 31, 2018, and in connection with the Exchange Transaction, the Company and certain investors entered into subscription agreements (the “Subscription Agreements”) whereby such investors agreed to purchase up to $40.0 million of Common Stock at $3.00 per share (subject to adjustment based on the pricing of the Equity Raise), subject to the closing of the Exchange Transaction.

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

Costs Incurred and Capitalized Costs

The costs incurred in crude oil and natural gas acquisition, exploration and development activities are highlighted in the table below.

	Years Ended December 31,
	2017	2016	2015
Costs Incurred for the Year:
Proved Property Acquisition and Other	$15,722,378	$18,531,518	$9,068,139
Unproved Property Acquisition	716,681	2,301,285	3,346,214
Development	139,531,567	63,621,429	116,255,535
Total	$155,970,626	$84,454,232	$128,669,888

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.  The following is a summary of capitalized costs excluded from depletion at December 31, 2017 by year incurred.

	Years Ended December 31,
	2017	2016	2015	Prior Years
Property Acquisition	$565,352	$509,877	$502,794	$121,321
Development	—	—	—	—
Total	$565,352	$509,877	$502,794	$121,321

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

	Natural Gas (MCF)	Oil (BBLS)	BOE
Proved Developed and Undeveloped Reserves at December 31, 2014	70,935,117	88,913,305	100,735,825

Revisions of Previous Estimates	(23,552,809)	(36,277,018)	(40,202,486)
Extensions, Discoveries and Other Additions	8,170,259	9,346,864	10,708,574
Production	(4,651,583)	(5,168,687)	(5,943,951)

Proved Developed and Undeveloped Reserves at December 31, 2015	50,900,984	56,814,464	65,297,962

Revisions of Previous Estimates	(8,697,825)	(13,995,801)	(15,445,439)
Extensions, Discoveries and Other Additions	7,695,309	7,142,439	8,424,991
Purchases of Minerals in Place	960,758	640,108	800,234
Production	(4,026,899)	(4,325,919)	(4,997,069)

Proved Developed and Undeveloped Reserves at December 31, 2016	46,832,327	46,275,291	54,080,679

Revisions of Previous Estimates	8,838,976	889,814	2,362,977
Extensions, Discoveries and Other Additions	27,637,350	20,184,388	24,790,613
Production	(5,187,886)	(4,537,295)	(5,401,943)

Proved Developed and Undeveloped Reserves at December 31, 2017	78,120,767	62,812,198	75,832,326

Proved Developed Reserves:
December 31, 2014	38,277,770	44,666,408	51,046,037
December 31, 2015	33,619,954	36,573,821	42,177,147
December 31, 2016	32,808,111	32,245,139	37,713,158
December 31, 2017	46,518,005	38,592,506	46,345,507
Proved Undeveloped Reserves:
December 31, 2014	32,657,347	44,246,897	49,689,788
December 31, 2015	17,281,030	20,240,643	23,120,815
December 31, 2016	14,024,216	14,030,152	16,367,521
December 31, 2017	31,602,762	24,219,692	29,486,819

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

Notable changes in proved reserves for the year ended December 31, 2017 included the following:

•
Extensions and discoveries. In 2017, total extensions and discoveries of 24.8 MMBOE were primarily attributable to successful drilling in the Williston Basin as well as the addition of proved undeveloped locations. Included in these extensions and discoveries were 5.9 MMBOE as a result of successful drilling in the Williston Basin and 18.9 MMBOE as a result of additional proved undeveloped locations.

•
Revisions to previous estimates. In 2017, revisions to previous estimates increased proved developed and undeveloped reserves by a net amount of 2.4 MMBOE. Included in these revisions were 1.8 MMBOE of upward adjustments caused by higher crude oil and natural gas prices and a 3.1 MMBOE upward adjustment attributable to well performance when comparing the Company’s reserve estimates at December 31, 2017 to December 31, 2016 which was partially offset by

2.5 MMBOE of downward adjustments related to the removal of undeveloped drilling locations related to the 5 year rule.

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

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved crude oil and natural gas were prepared in accordance with the provisions of ASC 932 Extractive Activities - Oil and Gas. Future cash inflows were computed by applying average prices of crude oil and natural gas for the last 12 months to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.  Future income tax expenses were calculated by applying appropriate year end tax rates to future pretax cash flows relating to proved crude oil and natural gas reserves, less the tax basis of properties involved and tax credits and loss carry forwards relating to crude oil and natural gas producing activities.  Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s crude oil and natural gas reserves.

	Years Ended December 31,
	2017	2016	2015
Future Cash Inflows	$3,143,603,968	$1,708,870,912	$2,470,707,712
Future Production Costs	(1,265,524,800)	(775,534,832)	(981,256,096)
Future Development Costs	(409,360,320)	(220,869,664)	(356,401,888)
Future Income Tax Expense	(27,476,230)	(2,477,353)	(5,740,623)
Future Net Cash Inflows	$1,441,242,618	$709,989,063	$1,127,309,105

10% Annual Discount for Estimated Timing of Cash Flows	(687,256,521)	(330,963,050)	(552,510,342)

Standardized Measure of Discounted Future Net Cash Flows	$753,986,097	$379,026,013	$574,798,763

The twelve month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves.  The price of other liquids is included in natural gas.  The prices for the Company’s reserve estimates were as follows:

	Natural Gas MCF	Oil Bbl
December 31, 2017	$3.34	$45.90
December 31, 2016	$1.67	$35.24
December 31, 2015	$1.63	$42.03

The expected tax benefits to be realized from utilization of the net operating loss and tax credit carryforwards are used in the computation of future income tax cash flows.  As a result of available net operating loss carryforwards and the remaining tax basis of its assets at December 31, 2017, the Company’s future income taxes were significantly reduced.

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum follow:

	Years Ended December 31,
	2017	2016	2015
Beginning of Period	$379,026,013	$574,798,763	$1,405,379,543
Sales of Oil and Natural Gas Produced, Net of Production Costs	(153,625,893)	(98,497,165)	(128,964,023)
Extensions and Discoveries	217,145,871	59,542,911	96,770,078
Previously Estimated Development Cost Incurred During the Period	46,833,826	23,271,960	114,208,095
Net Change of Prices and Production Costs	216,216,656	(174,656,448)	(1,384,474,928)
Change in Future Development Costs	(34,753,469)	57,481,060	235,578,690
Revisions of Quantity and Timing Estimates	28,914,878	(130,664,183)	(363,975,445)
Accretion of Discount	37,942,243	57,569,313	170,222,344
Change in Income Taxes	(3,617,100)	497,950	295,949,531
Purchases of Minerals in Place	—	9,576,760	—
Other	19,903,072	105,092	134,104,878
End of Period	$753,986,097	$379,026,013	$574,798,763

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years end December 31, 2017 and 2016 is as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2017
Total Revenues	$65,816,847	$64,901,882	$41,598,659	$37,002,281
Gains (Losses) on Derivative Instruments, Net	16,960,883	16,513,032	(12,663,253)	(35,477,317)
Total Operating Expenses	32,572,699	34,576,905	41,013,678	40,661,791
Income (Loss) from Operations	33,244,148	30,324,977	584,981	(3,659,510)
Other Income (Expense)	(16,303,805)	(16,523,118)	(16,672,448)	(21,759,013)
Income Tax Benefit	—	—	—	(1,570,016)
Net Income (Loss)	16,940,523	13,801,859	(16,087,467)	(23,848,687)
Net Income (Loss) Per Common Share – Basic	0.28	0.22	(0.26)	(0.37)
Net Income (Loss) Per Common Share – Diluted	0.27	0.22	(0.26)	(0.37)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2016
Total Revenues	$31,836,236	$32,014,226	$45,109,408	$35,943,626
Gains (Losses) on Derivative Instruments, Net	3,463,883	(10,522,948)	3,381,564	(11,141,233)
Total Operating Expenses	141,220,772	124,946,744	74,583,046	33,457,789
Impairment	104,311,122	88,880,921	43,820,791	—
Income (Loss) from Operations	(109,384,536)	(92,932,518)	(29,473,638)	2,485,837
Other Income (Expense)	(17,181,218)	(16,046,144)	(16,145,257)	(16,218,413)
Income Tax Benefit	—	—	—	(1,402,179)
Net Loss	(126,565,754)	(108,978,662)	(45,618,895)	(12,330,397)
Net Loss Per Common Share – Basic	(2.08)	(1.78)	(0.74)	(0.20)
Net Loss Per Common Share – Diluted	(2.08)	(1.78)	(0.74)	(0.20)