Form 10-K/A
period 2017-12-31
NORTHERN OIL & GAS, INC.
filed 2018-04-27
CIK 1104485

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
952-476-9800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	NYSE American
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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the NYSE American) was approximately $68.0 million.
As of February 21, 2018, the registrant had 65,944,133 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

EXPLANATORY NOTE

Northern Oil and Gas, Inc. is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2017 (the “Original Filing”) to include the information required pursuant to Part III of Form 10-K. We previously disclosed that portions of the proxy statement related to our 2018 Annual Meeting of Shareholders would be incorporated by reference into Part III of the Original Filing filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2018. Part III of the Original Filing is hereby replaced in its entirety with the information provided below.

Except where specifically indicated, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K. Except as expressly set forth in this Form 10-K/A, our Annual Report on Form 10-K for the year ended December 31, 2017 has not been amended, updated or otherwise modified. With this Amendment, the principal executive officer and principal financial officer of our company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

i

ii

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Board of Directors

Directors are elected each year at the annual meeting by our shareholders.  We do not have a classified board of directors. There are no familial relationships between any of our directors and executive officers. On January 25, 2017, our company entered into an agreement with Robert B. Rowling, Cresta Investments, LLC, Cresta Greenwood, LLC, TRT Holdings, Inc., Michael Frantz and Michael Popejoy. Under the terms of the agreement, the company agreed to appoint Mr. Popejoy to the board immediately following execution of the agreement and to nominate Mr. Popejoy and Mr. Frantz for election to the board at the company's 2017 Annual Meeting of Shareholders. Set forth below is information furnished with respect to each current director.

Name	Age	Position(s)
Bahram Akradi	56	Director, Chairman of the Board
Lisa Bromiley	45	Director
Michael Frantz	32	Director
Robert Grabb	65	Director
Delos Cy Jamison	68	Director
Jack King	65	Director
Michael Popejoy	63	Director

Mr. Akradi has served as a director since July 2017, was appointed lead independent director of our company in December 2017, and was appointed chairman of the board in January 2018. Mr. Akradi has served as Chairman of the Board, President, Chief Executive Officer and a director of LTF Holdings, Inc. and its wholly owned subsidiary, Life Time Fitness, Inc., since September 2015. Prior to that, for a period of more than five years, Mr. Akradi was Chairman of the Board, President, Chief Executive Officer and a director of Life Time Fitness, Inc., which was a public company until it was taken private in 2015. Mr. Akradi holds a B.S. degree in Electrical Engineering from the University of Colorado.

Ms. Bromiley has served as a director since September 2007. Ms. Bromiley has served as the Chief Financial Officer of BioUrja Group, a privately-held group of companies focused on global commodity trading, since February 2018.  From August 2014 to February 2018, Ms. Bromiley served as the Chief Financial Officer of P3 Petroleum, LLC, an independent oil and gas exploration and production company focused in Texas, Louisiana and Mississippi. From 2010 to July 2014, Ms. Bromiley provided executive financial and accounting consulting services for mergers, acquisitions, bankruptcy reorganizations and raising capital with SolomonEdwardsGroup, LLC, a national CFO services firm, except from April 2012 to September 2013, when she served as Vice President of Business Development for Epsilon Energy Ltd., a public independent oil and gas exploration company focused on the Marcellus Shale in Pennsylvania and Bakken Shale of Saskatchewan. Ms. Bromiley served as Chief Financial Officer and Treasurer of Platinum Energy Resources, Inc., a public independent oil and gas exploration and production company, from August 2008 to June 2009. She served as Chief Financial Officer of Flotek Industries, Inc., a public oilfield service company, from April 2004 to August 2008. Prior to joining Flotek, Ms. Bromiley worked in the energy audit practice of PricewaterhouseCoopers, LLP and worked for two Fortune 500 companies. Ms. Bromiley served in various accounting, finance, SEC reporting and risk management positions. Ms. Bromiley is a Certified Public Accountant. Ms. Bromiley is a member of the American Institute of Certified Public Accountants, KPMG Audit Committee Institute, Financial Executives International and National Association of Corporate Directors. Ms. Bromiley holds B.B.A. and Masters of Accountancy degrees from the University of Texas.

Mr. Frantz has served as a director since August 2016 and has served as the Vice President, Investments of TRT Holdings, Inc., a diversified private holding company based in Dallas, Texas, since February 2010. Mr. Frantz is the head of TRT Holdings investment team which is responsible for sourcing, diligencing and managing new investment opportunities. Prior to TRT Holdings, Mr. Frantz was an Analyst with J.P. Morgan Asset Management from July 2008 to February 2010. Mr. Frantz currently serves on the Advisory Board of Dos Rios Partners. Mr. Frantz holds a B.A. degree in Business Administration, with a concentration in Finance and Accounting and a Masters in Professional Accounting from the University of Texas at Austin, McCombs School of Business.

Mr. Grabb has served as a director since May 2007 and is a Registered Petroleum Geologist with over 30 years of experience in the oil and gas industry. Mr. Grabb provides both geological and industry expertise as it relates to our exploration prospects and drilling programs. Mr. Grabb is Vice President- Exploration and Geosciences for Sage Natural Resources, LLC. He was the Senior Geological Advisor for Samson Energy, a large privately held exploration and production company headquartered in Tulsa, Oklahoma, from March 2014 to March 2016 and previously worked as the Exploration Manager for Samson Resources Company, from March 2007 to March 2014. Prior to that, Mr. Grabb served as a geologist for Newfield Exploration from April 2003 to March 2007. Mr. Grabb holds B.S. and M.S. degrees in geology from Montana State University. Mr. Grabb is also a member of the American Association of Petroleum Geologists and the Society of Petroleum Engineers.

Mr. Jamison has served as a director since August 2011 and has served as the Chairman and Chief Executive Officer of the Jamison Group LLC, which advises private landowners regarding large land exchanges with the U.S. Federal Government, since 2009. Prior to founding the Jamison Group in 2009, Mr. Jamison served from 1994 to 2009 as a Partner in the firm of Jamison and Sullivan, Inc., a diversified consulting firm that specialized in advising start-up companies regarding business development matters, lobbying on behalf of local governments and educational institutions, and assisting companies with development of business opportunities in foreign countries. Mr. Jamison was appointed by President George H. W. Bush, and served from 1989 to 1993 as the National Director of the Bureau of Land Management, Department of the Interior. Mr. Jamison also served from 1981 to 1993 as the Legislative Advisor of the Interior and Insular Affairs Committee (renamed the Natural Resources Committee), U.S. House of Representatives. Mr. Jamison holds a B.S. degree from Montana State University.

Mr. King has served as a director since May 2007 and has worked in various management positions, including land management, with Hancock Enterprises, a privately held independent oil and gas exploration and production company based in Billings, Montana, since 1983. Mr. King has been actively working in the Williston Basin and the Northern Rockies for over 30 years. Throughout his career Mr. King has been very involved in regional industry and local civic affairs, including his sixteen years of service on the Montana Board of Oil and Gas Conservation Commission as a Commissioner (Gubernatorial appointment), Board of the Montana Petroleum Association, Western Montana BLM Advisory Council, U of MT President’s Advisory Council, and the Finance Committee for the Montana Community Foundation. Mr. King was a founding member of the Board of Directors for Crown Butte Resources, Ltd., and served from 1987 to 1996. Mr. King holds a degree in Economics from the University of Montana.

Mr. Popejoy has served as a director since January 2017. Mr. Popejoy has been affiliated with TRT Holdings, Inc., a diversified private holding company based in Dallas, Texas, or with its subsidiary Tana Oil and Gas or Tana Exploration since 1984. From 2001 to present, Mr. Popejoy has served as the Senior Vice President of Energy for TRT Holdings, Inc., and a Manager of Tana Exploration. Prior to 2001, Mr. Popejoy served as a Vice President of Land and later as President of Tana Exploration. Mr. Popejoy holds a BBA degree in Petroleum Land Management from the University of Texas at Austin.

Each director brings a unique set of skills to our board of directors.  The board of directors believes the directors as a group have the experience and skills in areas such as the oil and gas industry, finance, risk management and corporate governance that are necessary to effectively oversee our company.  Set forth below are the conclusions reached by our board of directors as to why each director is qualified for service as a director of our company.

•
Mr. Akradi has extensive experience as a chief executive officer, president and chairman, and provides us with strong leadership as well as expertise in the areas of strategy, financial structuring and capital markets. In addition, Mr. Akradi brings the benefit of a significant shareholder to the board.

•
Ms. Bromiley has extensive experience as a financial executive and leader within various companies across the oil and gas industry.  Ms. Bromiley provides expertise in the areas of financial reporting, accounting, capital markets, internal controls and corporate governance.

•
Mr. Frantz has valuable experience in business and financing and brings the benefit of a significant stakeholder to the board, as well as institutional knowledge in the oil and gas industry, through his involvement with TRT Holdings.

•
Mr. Grabb is a registered petroleum geologist with over 30 years of experience in the oil and gas industry. Mr. Grabb provides both geological and industry expertise as it relates to our exploration prospects and drilling programs.

•	Mr. Jamison has extensive business and governmental experience in the areas of land management and mineral rights that brings a unique perspective to our board of directors.

•
Mr. King has over 30 years of experience in the oil and gas industry.  Mr. King provides expertise in the areas of evaluating, acquiring and managing oil and gas interests, as well as our exploration prospects.

•	Mr. Popejoy has extensive experience in the oil and gas industry and brings the benefit of a significant stakeholder to the board through his involvement with TRT Holdings.

Executive Officers of the Registrant

The following table sets forth information concerning our current executive officers:

Name	Age	Positions
Brandon Elliott	46	Interim President; Executive Vice President, Corporate Development and Strategy
Chad Allen	36	Interim Chief Financial Officer; Chief Accounting Officer
Erik Romslo	40	Executive Vice President, General Counsel and Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports.  To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were timely filed and met.

Code of Ethics

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

Name	Audit Committee	Compensation Committee	Nominating Committee	Independent Directors
Bahram Akradi				✓+
Lisa Bromiley	✓*	✓*		✓
Michael Frantz				✓
Robert Grabb	✓		✓	✓
Delos Cy Jamison	✓		✓	✓
Jack King		✓	✓*	✓
Michael Popejoy		✓		✓
___________________________

*	Denotes committee chairperson.
+	Mr. Akradi has served as lead independent director since December 2017 and chairman of the board of directors since January 2018.

We have adopted written charters for each of these committees.  Current copies of all committee charters appear on the corporate governance section of our website at www.northernoil.com and are available in print upon written request to Northern Oil and Gas, Inc., 601 Carlson Pkwy, Suite 990, Minnetonka, Minnesota 55305, Attention: Corporate Secretary.

Audit Committee and Financial Expert

The audit committee’s primary function is to assist our board of directors in its general oversight of our company’s corporate accounting, financial reporting, internal control and audit functions.  The audit committee’s main duties include recommending a firm of independent certified public accountants to audit the annual financial statements, reviewing the independent auditor’s independence, the financial statements and their audit report and reviewing management’s administration of the system of internal accounting controls.  Ms. Bromiley is an “audit committee financial expert” as defined in the applicable Securities and Exchange Commission (“SEC”) rules.  Each of our current audit committee members and each member who served on the committee in 2017 is considered to be an “independent director” as defined in the NYSE American Company Guide.

To assist the audit committee in fulfilling its duties, our management provides the committee with information and reports as needed and requested.  Our audit committee is also provided access to our general counsel and has the ability to retain outside legal counsel or other experts at its sole discretion if it deems such action to be necessary.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Named Executive Officers

This Compensation Discussion and Analysis provides information about the 2017 compensation program for the following named executive officers, who were the only individuals who served as executive officers during 2017:

Thomas Stoelk	Former Interim Chief Executive Officer & Chief Financial Officer; (resigned his employment effective January 31, 2018)
Brandon Elliott	Interim President (effective January 31, 2018); Executive Vice President, Corporate Development & Strategy
Erik Romslo	Executive Vice President, General Counsel & Secretary
Executive Summary

In early 2017, our compensation committee adopted 2017 bonus plans focused on increasing the value of our asset base, improving the strength of our balance sheet, and total shareholder return. In light of the difficult industry environment and the challenges posed by a strained balance sheet, the “threshold,” “target” and “maximum” objective performance metrics under our 2017 bonus plans proved to be extremely challenging. The company only achieved the “threshold” level of performance on one of the three metrics under the 2017 short-term incentive program (or STIP), and on one of the two metrics under the 2017 long-term equity incentive program (or LTIP).

The 2017 bonus plans also included discretionary components that would have allowed the compensation committee to counterbalance the low achievement on the objective performance metrics with higher discretionary awards. However, in light of the continued challenges facing the company and the ongoing negative impact on the price of our common stock, the compensation committee determined that higher discretionary awards were not warranted.

As a result of the foregoing, total compensation to our named executive officers was drastically reduced in 2017 compared to 2016. Mr. Stoelk resigned prior to the determination of awards under the 2017 bonus plans, and thus did not receive any awards for 2017 performance. For Messrs. Elliott and Romslo, their combined cash awards for 2017 performance totaled just $85,000 (an 85% reduction compared to 2016), and their combined restricted stock awards for 2017 performance totaled just $150,000 (a 70% reduction compared to 2016).

Overview

Our compensation committee is responsible for establishing director and executive officer compensation, as well as policies and programs to insure that they are consistent with our compensation philosophy and principles of corporate governance. The compensation committee is authorized to make plan awards to our employees to recognize individual and company-wide achievements as the committee deems appropriate. Our compensation committee has historically reviewed and approved base salary and incentive compensation levels, employment agreements and benefits of executive officers and other key employees.

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

The compensation committee believes it is important to rely in large part on performance relative to pre-determined performance goals in determining executive compensation. As such, amounts paid to executive officers under our short-term incentive program, and the number of restricted shares granted to executive officers under our long-term equity incentive program, are largely driven by performance relative to pre-determined performance goals. However, the compensation committee does retain meaningful discretion to allow them to tailor awards based on circumstances as they see fit. This balance of performance goals and discretion as it relates to our compensation programs is described in more detail below under “Annual Short-Term Incentive Program” and “Long-Term Equity Incentive Program.”

In 2017, we held a stockholder advisory vote on the compensation paid to our named executive officers for 2016, which resulted in approximately 92% of the votes cast approving such compensation. Our compensation committee evaluated the results of last year’s advisory vote on executive compensation and, given the support expressed by shareholders, has not made any specific changes to our executive compensation program as a result thereof.

Compensation Consultant and Peer Group

The compensation committee has from time to time engaged independent consultants to advise it on peer group executive compensation practices, potential compensation packages for existing or possible new executives, and in connection with other projects, including the selection of peer groups for executive compensation analysis purposes. During 2017, neither the compensation committee nor management engaged any compensation consultant for the company. For 2018, the compensation committee intends to engage Pearl Meyer to review the company’s compensation programs and advise on potential changes thereto (including with respect to establishing 2018 executive compensation plans).

The compensation committee has selected and made changes to our peer group over time primarily due to changes in the financial and operating profiles of our company and potential peer companies, as well as our compensation committee’s subjective determination regarding the companies with whom we compete for executive talent and the most appropriate companies against which to compare our total shareholder return. In recent years, the primary function that our peer group serves in our executive compensation program is as the comparative group in calculating our company’s relative total shareholder return for purposes of both our long-term equity incentive programs, which are described in more detail below under “Long-Term Equity Incentive Program,” and certain performance-based restricted stock grants we have made to former executives.

The 2017 peer group selected by the compensation committee consists of Abraxas Petroleum Corp., Approach Resources Inc., Bill Barrett Corp., Callon Petroleum Company, Earthstone Energy, Inc., EP Energy Corp., Halcon Resources Corp., Jones Energy, Inc., Midstates Petroleum Company, Inc., Oasis Petroleum Inc., Resolute Energy Corp., Sanchez Energy Corp., and Whiting Petroleum Corp.

The compensation committee periodically reviews detailed information regarding the executive compensation programs of companies both inside and outside of our current peer group. The compensation committee does not seek to apply any particular benchmark relative to the peer group in setting compensation levels. However, the peer group data may be considered in connection with setting base salaries, developing our annual executive compensation program, and making year-end determinations under the annual short-term and long-term equity incentive programs.

Role of Executives in Establishing Compensation

The compensation committee makes the final determination of all compensation paid to our named executive officers and directs all compensation decisions affecting our executive officers. However, management also plays a role in the determination of executive compensation levels. At the end of each year, management provides recommendations to the compensation committee regarding any discretionary items affecting short- and long-term incentive compensation for the year. Management also provides advance input on the structure of our annual short- and long-term incentive programs and performance goals to be used thereunder, as well as the selection of peer companies to be used by the compensation committee for executive compensation purposes. However, the compensation committee has no obligation to accept management’s recommendations, and meets regularly in executive session to discuss and ultimately set executive compensation amounts and programs.

Compensation Philosophy

To recruit and retain the most qualified and competent individuals as senior executives, we strive to maintain a compensation program that is competitive in our market and with respect to the general profession of our executives. We remain committed to hiring and retaining qualified, motivated employees at all levels within the organization while ensuring that all forms of compensation are aligned with business needs. Our compensation program is intended to reward exceptional organizational and individual performance. Our compensation system is designed to support the successful attainment of our vision, values and business objectives.

The following compensation objectives are considered in setting the compensation components for our senior executives:

•
Attract and retain key executives responsible not only for our continued growth and profitability, but also for ensuring proper corporate governance and carrying out the goals and plans of our company;

•	Motivate management to enhance long-term stockholder value and to align our executives’ interests with those of our stockholders;

•	Correlate a portion of management’s compensation to measurable financial and operating performance;

•	Evaluate and rate performance relative to the existing market conditions during the measurement period; and

•	Set compensation and incentive levels that reflect competitive market practices.

The principal components of our executive compensation program are base salary, annual short-term incentive bonuses and long-term incentive awards. We blend these elements in order to formulate compensation packages which provide competitive pay, reward the achievement of financial, operational and strategic objectives on a short- and long-term basis, and align the interests of our executive officers and other senior personnel with those of our stockholders.

We have traditionally utilized stock incentives as a means to align the interests of our management with the interests of our shareholders and motivate our management to enhance shareholder value. Stock issuances to-date have been designed to serve as both short-term rewards and long-term incentives. As a result, each of our named executive officers who have served with the company for at least one year holds a significant number of shares of our outstanding common stock.

Employment Agreements

We have traditionally employed our executive officers under written employment agreements governing certain terms and conditions of their employment.

In April 2016, we entered into new employment agreements with Messrs. Stoelk and Romslo to replace their prior employment agreements, which had expired during the fourth quarter of 2015. At the time, the compensation committee was cognizant of the relatively low value of unvested restricted shares held by each executive due to vesting on prior awards and, more significantly, the decline in our stock price related to the significant worldwide decline in oil and gas prices. This concern was particularly acute with respect to Mr. Stoelk, whose retention the compensation committee viewed as critical due to his significant industry experience, the challenging conditions faced by the company, and his critical importance to the operations and future success of the company. As a result, under his new agreement Mr. Stoelk received: (i) an award of 341,530 shares of restricted stock valued at $1.4 million (based on the closing price of our common stock on April 8, 2016), which were subject to time-based vesting in four equal annual installments from 2017 through 2020, and (ii) an additional award of 341,530 shares of restricted stock, which were subject to performance-based vesting in four equal annual installments from 2017 through 2020. The remaining unvested portions of these awards were forfeited when Mr. Stoelk resigned his employment with the Company in January 2018. Under Mr. Romslo’s new agreement, he received an award of 80,000 shares of restricted stock valued at $327,200 (based on the closing price of our common stock on April 8, 2016), which are subject to time-based vesting in four equal annual installments from 2017 through 2020.

The restricted stock awards described above were meant to closely align our executive leadership’s interests with those of our shareholders and highly incentivize them to drive shareholder value. The performance-based award received by Mr. Stoelk contained four annual tranches of vesting, each subject to its own annual performance period (calendar years 2016-2019). The number of shares vesting each year was to be dependent upon the company’s relative total shareholder return (“TSR”) compared to a group of peers selected annually by the compensation committee, with zero percent of that year’s tranche vesting for relative TSR performance below the 50th percentile, 100 percent vesting for relative TSR performance from the 50th percentile up to the 75th percentile, and 150 percent vesting for relative TSR performance at or above the 75th percentile. While structured as a single award, the fact that the compensation committee was to annually select a peer group applicable to that performance period effectively resulted in an annual setting of performance goals under the award, which, in accordance with accounting and disclosure requirements, required us to treat each of the four annual tranches as a separate award with a separate grant date and grant date fair value for purposes of the tables included below under “Summary Compensation Table” and “Grants of Plan-Based Awards.”

Certain other key provisions of agreements with our named executive officers are summarized below under “Potential Payments upon Termination or Change in Control.”

Elements of Compensation

The total compensation and benefits program for our executive officers generally consists of a combination of the following components:

•	base salaries;

•	annual short-term incentive program;

•	long-term equity-based incentive compensation;

•	retirement, health and welfare benefits;

•	perquisites; and

•	severance/change of control arrangements.

Base Salaries

We provide base salaries to compensate our senior executives and other employees for services performed during the fiscal year. This provides a level of financial certainty and stability in an industry with historical volatility and cyclicality. The base salaries are designed to reflect the experience, performance, responsibilities and contribution of the individual executive officers. This form of compensation is eligible for annual merit increases, and is initially established for each executive through individual negotiation. Thereafter, salaries are reviewed annually, based on a number of factors, both quantitative, including organizational and competitive analyses, and qualitative, including the compensation committee’s perception of the executive’s experience, performance and contribution to our business objectives and corporate values.

In light of the difficult industry environment and the challenges facing our company, the compensation committee determined to leave the named executive officers’ base salaries unchanged for both 2018 and 2017 at 2016 year-end levels, except Mr. Elliott received a 4% base salary increase at the beginning of 2017 in light of the fact that his base salary had not changed since the beginning of 2015.

Annual Short-Term Incentive Program
Our short-term incentive program (or STIP) is designed to provide variable cash compensation each year dependent upon the achievement of financial and operating performance objectives, as well as individual executive performance. The STIP provides the opportunity to receive a performance-based cash bonus in March each year based on the prior year’s results. The total bonus is determined considering those results as measured against quantitative targets set by the compensation committee, as well as discretionary considerations based on areas of additional focus by the compensation committee. The weighting and performance levels for the quantitative measures and discretionary objectives are communicated to our executive officers at the time they are set. Individual bonus amounts take into account both company and individual performance, which result in a percentage multiplier that is applied to the executive’s annual base salary. The maximum amount payable under the program is 200% of an executive’s base salary. The STIP is available to the executive officers designated by the compensation committee each year, who were Messrs. Stoelk and Romslo for 2017. Although Mr. Elliott’s cash bonus for 2017 was therefore technically fully discretionary, the compensation committee determined the amount primarily based on the company’s performance relative to the quantitative performance targets established under the STIP. Mr. Stoelk resigned his employment with the company prior to the determination of awards payable under the STIP, and therefore did not receive any payout thereunder for 2017.

The quantitative measures and discretionary considerations selected each year are tailored by the compensation committee in an attempt to focus management’s attention and efforts on the matters deemed most critical to the company, and as a result may be different from year to year depending on the current environment and needs of the company. The performance level for each quantitative measure and discretionary considerations take into account prior year results and current year strategic objectives, planned projects and capital spending plans. We believe that they are set aggressively in light of these variables and require achievement of significant performance. The performance levels for the quantitative measures may provide for adjustments to account for the effects of certain circumstances that may arise during the year, such as significant acquisitions or divestitures.

Our compensation committee reviews information provided by our management on actual results for each quantitative measure. The sum of the bonus factors, as adjusted for weighting, yields the final quantitative bonus percentage factor. Our compensation committee likewise considers our results as measured against objectives in determining the final discretionary bonus factor.

2017 Quantitative Measures (50% weighted)

The compensation committee adopted quantitative performance goals for 2017 focused on debt-adjusted proved reserve growth, debt management, and total shareholder return. Our compensation committee compared our 2017 results to targets in the following areas in arriving at the final quantitative weighted factor for our STIP:

	Performance Levels
2017 Performance Goals (equally weighted)	Threshold	Target	Maximum	Actual Company Performance	Bonus Paid for Achievement (% of Annual Salary)
Growth in Proved Reserves (Debt- and Price-Adjusted)(1)	10%	20%	30%	14.6%	12.14%
Year-end Net Debt / 2017 Adjusted EBITDA(2)	4.5x	4.0x	3.5x	6.1x	—%
Absolute TSR(3)	10%	20%	30%	(42)%	—%
					12.14%
_________________

(1)	Percentage increase in year-end PV10 of proved reserves less net debt, 2017 compared to 2016, holding commodity pricing constant at 2016 year-end levels.

(2)	Ratio of 2017 year-end net debt to 2017 Adjusted EBITDA.

(3)	Percentage increase in the company’s average closing price for the last 20 trading days of the year, 2017 compared to 2016.

As to this quantitative portion of the STIP, each performance goal was equally weighted at 16.67%, and each represented a stand-alone bonus opportunity, with threshold level performance resulting in 50% of the bonus opportunity, target level performance resulting in 100% of the bonus opportunity and maximum level performance resulting in 200% of the bonus opportunity (with incremental payout available for performance between threshold and target, or between target and maximum). As shown in the foregoing table, the company achieved 2017 performance goals that resulted in a payout under the quantitative portion of the STIP equal to 12.14% of annual salary, or $39,443 for Mr. Romslo and $34,710 for Mr. Elliott.
2017 Discretionary Component (50% weighted)
In addition to awards earned under the quantitative measures discussed above, the STIP includes a discretionary component that allows the compensation committee to approve the payment of additional bonus amounts in recognition of significant achievements or other factors it deems relevant. Under the STIP, the company’s achievement of at least one of the 2017 performance goals permitted a discretionary bonus payout of up to an additional 100% of annual salary, subject to compensation committee discretion to reduce that amount based on any factors it deemed relevant.
For 2017, the compensation committee exercised its negative discretion under this portion of the STIP to substantially eliminate any additional discretionary cash awards. These decisions were made primarily based on the challenges and other negative factors described above under “Executive Summary.”

As a result of the foregoing, in March 2018 Mr. Romslo was paid a total cash bonus under the 2017 STIP of $50,000 (15.4% of base salary), and Mr. Elliott was paid a total cash bonus of $35,000 (12.2% of base salary), which approximated the amount he would have earned solely for the company’s performance relative to the quantitative metrics under the STIP. Mr. Stoelk did not receive any payout under the 2017 STIP because he resigned his employment prior to the determination of awards thereunder.

Long-Term Equity Incentive Program

The purpose of our long-term incentive compensation is to align the interests of our executives with those of our stockholders. Since equity awards may vest and grow in value over time, this component of our compensation plan is designed to provide incentives to reward performance over a sustained period.

Restricted stock awards represent awards of actual shares of our common stock that include vesting provisions which are contingent upon continued employment and occasionally achievement of certain performance objectives. We believe that awards of restricted stock provide a significant incentive for executives to achieve and maintain high levels of performance over multi-year periods, and strengthen the connection between executive and stockholder interests. We believe that restricted shares are a powerful tool for helping us retain executive talent. The higher value of a share of restricted stock in comparison to a stock option allows us to issue fewer total shares in order to arrive at a competitive total long-term incentive award value. Furthermore, we believe that the use of restricted stock reflects competitive practice among companies with whom we compete for executive talent. The compensation committee typically has determined the size of any long-term equity award in connection with year-end compensation decisions.

2016 Long-Term Equity Incentive Program

In early 2016, the compensation committee adopted a 2016 long-term equity incentive program for purposes of determining the number of restricted shares to be issued to executive officers in early 2017. The maximum restricted stock awards achievable under this program would have had a grant date fair value equal to 300% of base salary, as follows:

•
The first half of the program consisted of a performance equity award to each executive officer with a maximum award value of 150% of 2016 annual base salary. The actual value of restricted stock awards to be earned under this portion of the program was dependent upon our company’s 2016 total shareholder return (“TSR”) relative to the 2016 peer group selected by the compensation committee. If the company’s 2016 TSR was equal to or greater than the 2016 TSR of at least 25%, 50% or 75% of the companies in the peer group, each executive would be entitled to a restricted stock award with a value equal to 50%, 100% or 150%, respectively, of 2016 annual base salary.

•
The second half of the program was left in the full discretion of the compensation committee to determine for each executive officer, based on any factors it deemed relevant, a potential additional restricted stock award with a maximum award value of 150% of 2016 annual base salary.

The compensation committee made its final determination of awards under this program on March 10, 2017. As to the first half of this program, the company’s 2016 TSR exceeded the TSR of 41.67% of the companies in the peer group. This was between the 25% threshold and the 50% target levels of performance, and as a result the executive officers were entitled to restricted stock awards under this portion of the program equal to 83.33% of 2016 base salary (reflecting incremental performance between threshold and target).

The compensation committee was cognizant that the executive team was receiving meaningful awards based on relative TSR performance, notwithstanding negative absolute TSR for the company in 2016. Therefore, as to the discretionary portion of this program, the compensation determined not to grant any additional awards to the executive team.

As a result, the executive team received the following restricted stock grants on March 10, 2017, vesting in three equal annual installments on March 15th of each year from 2018 through 2020: Mr. Stoelk - 162,927shares ($423,611 grant date fair value); Mr. Romslo - 103,055 shares ($267,944 grant date fair value); and Mr. Elliott - 88,141 shares ($229,167 grant date fair value).

2017 Long-Term Equity Incentive Program

In early 2017, the compensation committee adopted a 2017 long-term equity incentive program for purposes of determining the number of restricted shares to be issued in early 2018 to the participating executives designated by the compensation committee, which were Messrs. Stoelk and Romslo for 2017. The maximum restricted stock awards achievable under this program would have had a grant date fair value equal to 300% of base salary, as follows:

•
The first half of the program consisted of a performance equity award to each participating executive officer. The actual value of any restricted stock award to be earned under this portion of the program was dependent upon two factors: (i) our company’s 2017 TSR on an absolute basis (the “Absolute TSR Metric”), and (ii) our company’s 2017 TSR relative to the 2017 peer group selected by the compensation committee (the “Relative TSR Metric”). Each metric was equally weighted at 50%, and each represented a stand-alone bonus opportunity, with threshold level performance resulting in 50% of the bonus opportunity, target level performance resulting in 100% of the bonus opportunity and maximum level performance resulting in 150% of the bonus opportunity (with incremental payout available for performance between threshold and target, or between target and maximum). This was structured such that, on a combined basis, the award could not payout above “target” unless the company’s absolute TSR for 2017 was at least 20%. The applicable performance targets for each metric, and the company’s achievement relative thereto for 2017, are summarized in the following table:

	Performance Levels
2017 Performance Goals (equally weighted)	Threshold	Target	Maximum	Actual Company Performance	Bonus Paid for Achievement (% of Annual Salary)
Absolute TSR Metric(1)	20%	30%	40%	(42)%	—%
Relative TSR Metric(2)	30%	60%	90%	36.36%	30.3%
					30.3%
_________________

(1)	Percentage increase in the company’s average closing price for the last 20 trading days of the year, 2017 compared to 2016.

(2)	Percentile performance, relative to the 2017 peer group selected by the compensation committee, in absolute TSR.

•
The second half of the program was left in the full discretion of the compensation committee to determine for each executive officer, based on any factors it deemed relevant, a potential additional restricted stock award with a maximum award value of 150% of 2017 annual base salary.

The compensation committee made its final determination of awards under this program on March 8, 2018. As to the first half of this program, as shown in the table above, Mr. Romslo was entitled to a restricted stock award under this portion of the program equal to 30.3% of 2017 base salary, or $98,485, reflecting incremental performance between threshold and target on the Relative TSR Metric and no achievement on the Absolute TSR Metric. The compensation committee utilized the discretionary second half of this program to (i) round up the total award value granted to Mr. Romslo to $100,000, and (ii) grant Mr. Elliott a restricted stock award valued at $50,000, which was less than he would have been entitled to under the quantitative portion of the program had he been a participant thereunder. In exercising its discretion and determining to substantially reduce the size of awards under this program compared to recent years, the compensation committee was focused on the company’s negative absolute stock price performance as well as the challenges described above under “Executive Summary.”

As a result, the executive team received the following restricted stock grants on March 8, 2018, vesting in three equal annual installments on March 15th of each year from 2019 through 2021: Mr. Romslo - 48,076 shares ($100,000 grant date fair value); and Mr. Elliott - 24,038 shares ($50,000 grant date fair value). Mr. Stoelk resigned his employment with the company prior to the determination of awards payable under this program, and therefore did not receive any restricted shares thereunder for 2017.

Retirement, Health and Welfare Benefits

We offer a variety of retirement, health and welfare programs to all eligible employees. The named executive officers are eligible for the same broad-based benefit programs on the same basis as the rest of our employees. Our health and welfare programs include medical, dental and long and short term disability.

We maintain a 401(k) plan for our employees. Under the 401(k) plan, eligible employees may elect to contribute a portion of their eligible compensation on a pre-tax basis in accordance with the limitations imposed under the Internal Revenue Code of 1986, as amended, or the Code. We also provide a match contribution equal to 100% of an eligible employee’s deferral contribution, up to 8% of the employee’s earnings up to the maximum amount permitted under the Code.

Perquisites

Additional perquisites paid for named executive officers in 2017 include payment of all 401(k) plan contributions, vehicle allowances and related expenses, and personal use of company employees. Our costs associated with providing the foregoing benefits for named executive officers in 2017 are reflected in the Summary Compensation Table and related disclosures below. The company does not allow any executive officer perquisites for tax gross-ups.

Severance/Change of Control Arrangements

We have agreements in place with certain executive officers providing for severance compensation in connection with certain triggering events relating to a change of control of our company and/or termination of employment. We have provided more information about these benefits below under “Potential Payments upon Termination or Change in Control.”

Policies as to Company Securities

Our insider trading policy provides that company directors, officers and employees (and certain other covered individuals) may not, among other things, pledge company securities, purchase or sell puts or calls to sell or buy our securities, engage in short sales with respect to our securities, buy our securities on margin, or otherwise hedge their ownership of our stock. We have not adopted any stock ownership guidelines or other holding period requirements applicable to our directors, officers and employees.

Clawback Policy

To date, we have not adopted a formal clawback policy to recoup incentive based compensation upon the occurrence of a financial restatement, misconduct, or other specified events. However, under the terms of our 2013 Incentive Plan, awards thereunder and any compensation associated therewith may be made subject to forfeiture, recovery by the company or other action pursuant to any compensation recovery policy adopted by the board of directors at any time, including in response to the requirements of Section 10D of the Exchange Act and any implementing rules and regulations thereunder, or as otherwise required by law, and any award agreement may be unilaterally amended by the compensation committee to comply with any such clawback policy. We are currently evaluating the practical, administrative and other implications of implementing and enforcing a clawback policy, and intend to adopt a clawback policy in compliance with Section 10D of the Exchange Act once additional guidance is promulgated by the SEC.

Compensation Committee Report

Compensation Committee Activities

The compensation committee of our board currently consists of three independent directors.  As the compensation committee, we authorize and evaluate programs and, where appropriate, establish relevant performance criteria to determine management compensation.  Our compensation committee charter grants the compensation committee full authority to review and approve annual base salary and incentive compensation levels, employment agreements and benefits of our executive officers.  We adopt performance criteria to measure the performance of our executive management and determine the appropriateness of awarding year-end bonuses.

Review of Compensation Discussion and Analysis

The compensation committee has reviewed and discussed the compensation discussion and analysis presented on the preceding pages. Based on its review and discussions, the compensation committee recommended to the board of directors that the compensation discussion and analysis be included in this document.

The name of each person who serves as a member of our compensation committee is set forth below.

Lisa Bromiley (Chair)	Jack King	Mike Popejoy

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee, including anyone who served as a member during 2017, is a former or current officer or employee of our company or is an executive officer of another company where an executive officer of our company serves as a director.

Risks Arising from Compensation Policies and Practices

We have evaluated the risks arising from our company-wide compensation policies and practices and do not believe that such risks are reasonably likely to have a material adverse effect on our company.

Summary Compensation Table

The table below shows compensation for our named executive officers for services in all capacities to our company during fiscal years 2015, 2016 and 2017. Compensation, as reflected in this table and the tables which follow, is presented on the basis of rules of the SEC and does not necessarily represent the amount of compensation realized or which may be realized in the future, or the amount of compensation attributable to a particular year. This is particularly true with respect to certain stock-based awards or accruals reported in the Stock Awards column. For more information regarding our salary policies and executive compensation plans, please review the information above under the caption “Compensation Discussion and Analysis.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(4)		Non-Equity Incentive Plan Compensation ($)(7)	All Other Compensation ($)(8)	Total Compensation ($)
Thomas Stoelk(1)	2017	515,000			403,853	(5)	—	63,581	982,434
Interim CEO & CFO	2016	508,333	250,000	(3)	2,671,349		508,333	62,099	4,000,114
	2015	495,000			1,370,955		643,500	62,574	2,572,029

Erik Romslo	2017	325,000			167,960	(6)	50,000	56,286	599,246
EVP, General Counsel & Secretary	2016	321,533			755,911		321,533	54,608	1,453,585
	2015	314,600			871,319		330,330	56,906	1,573,155

Brandon Elliott(2)	2017	286,000			—		35,000	52,516	373,516
Interim President; EVP, Corp. Development & Strategy	2016	275,000			366,667		226,875	50,854	919,396
	2015	275,000			761,639		288,750	52,744	1,378,133
__________________

(1)	Mr. Stoelk resigned his employment with the company in January 2018. He had served as Interim CEO since August 2016, and as CFO since December 2011.

(2)	Mr. Elliott assumed the Interim President position in January 2018, in addition to his role as EVP, Corporate Development & Strategy that he has held since January 2013.

(3)	Mr. Stoelk was awarded $250,000 of supplemental compensation for 2016 in recognition of his increase in duties with his assumption of the interim CEO position.

(4)
Amounts in the Stock Awards column reflect the aggregate grant date fair value of awards granted during the applicable year.  Grant date fair values are computed in accordance with FASB ASC Topic 718 utilizing assumptions discussed in Note 6 to our financial statements for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K for fiscal year 2017.

For 2017, amounts in the Stock Awards column consist of the following:

(i)
performance equity awards granted in 2017 under the 2017 long-term equity incentive program for executive officers, or the “2017 Performance Equity Awards” (see “Compensation Discussion and Analysis-2017 Long-Term Equity Incentive Program” above), and

(ii)
for Mr. Stoelk, the 2017 annual tranche of his restricted stock award subject to performance-based vesting that was originally granted to him in connection with entering into his most recent employment agreement, or the “Employment Agreement Performance-Based Grants” (see note 3 to the “Grants of Plan-Based Awards” table below).

Details regarding each of these awards are set forth in the footnotes that follow for each named executive officer. The grant date fair value disclosed in the footnotes that follow for each 2017 Performance Equity Award is based on the probable outcome of the performance condition as of the grant date. If instead we would have assumed the highest level of performance conditions would be achieved, the grant date fair values of those awards would have been as follows: Mr. Stoelk - $772,500; and Mr. Romslo - $487,500.

(5)	The Stock Awards amount reported for Mr. Stoelk in 2017 consists of the following:

Purpose	Grant Date	Restricted Shares	Vesting Period	Grant Date Fair Value ($)
2017 Performance Equity Award	3/30/2017	n/a	4 Years	266,152
Employment Agreement Performance-Based Grant	3/30/2017	85,383	1 Year	137,701

Mr. Stoelk’s “Employment Agreement Performance-Based Grant” reflects only one tranche of vesting subject to the 2017 annual performance period under the award. The full award contained four annual tranches of vesting, each subject to its own annual performance period (calendar years 2016-2019). The number of shares potentially vesting each year was to be dependent upon the company’s relative total shareholder return (or TSR) for the applicable performance period, compared to a group of peers selected annually by the compensation committee. Mr. Stoelk did not vest in any shares under this award for either the 2016 or 2017 performance period, because the company’s relative TSR was not sufficient to meet the minimum performance requirements. Because the compensation committee did not take action to select the peer group applicable to any performance period until the year in question, there was no grant date fair value in 2017 attributable to the shares that could have vested in connection with the 2018-2019 annual performance periods. Mr. Stoelk forfeited the remainder of this award when he resigned his employment in January 2018. See note 3 to the “Grants of Plan-Based Awards” table below, and “Compensation Discussion and Analysis-Employment Agreements” above.

(6)	The Stock Awards amount reported for Mr. Romslo in 2017 consists of the following:

Purpose	Grant Date	Restricted Shares	Vesting Period	Grant Date Fair Value ($)
2017 Performance Equity Award	3/30/2017	n/a	4 Years	167,960

(7)
The Non-Equity Incentive Plan Compensation amounts reported for 2017 represent the year-end cash bonuses paid to each executive officer under the 2017 short-term incentive program. See “Compensation Discussion and Analysis-Annual Short-Term Incentive Program” above.

(8)
The All Other Compensation amounts reported for 2017 include the following: (i) for Mr. Stoelk, 401(k) contributions by the company of $45,600 and vehicle perquisites of $17,560; (ii) for Mr. Romslo, 401(k) contributions by the company of $36,000 and vehicle perquisites of $20,005; and (iii) for Mr. Elliott, 401(k) contributions by the company of $36,000 and vehicle perquisites of $16,282.

Grants of Plan-Based Awards

The following table sets forth grants of plan-based awards during the year ended December 31, 2017.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)					All Other Stock Awards: Number of Shares of Common Stock	Grant Date Fair Value of Stock Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)		Maximum ($)
Thomas Stoelk		257,500	515,000	1,030,000
	3/30/2017				257,500	515,000		772,500			266,152	(4)
	3/30/2017				—	85,383	(*)(3)	128,074	(*)(3)		137,701	(5)

Erik Romslo		162,500	325,000	650,000
	3/30/2017				162,500	325,000		487,500			167,960	(4)
__________________
(*)    These amounts are denominated in shares, while all other amounts in these columns are denominated in dollars.

(1)
Amounts in these columns assume achievement of all “threshold,” “target” or “maximum” quantitative performance goals, respectively, under the quantitative portion of the 2017 short-term incentive program. As to the discretionary portion of the 2017 short-term incentive program, amounts in these columns assume the compensation committee would have set awards at “threshold,” “target” or “maximum” levels, respectively, if all “threshold,” “target” or “maximum” quantitative goals were achieved. See “Compensation Discussion and Analysis-Annual Short-Term Incentive Program” above.

(2)
Except for the amounts described in note 3 to this table below, amounts in these columns reflect the potential values of the performance equity awards under the first half of the 2017 long-term equity incentive program, assuming the company achieved all “threshold,” “target” or “maximum” performance goals, respectively. The number of restricted shares earned by Mr. Romslo in respect thereof was calculated by dividing the earned value by the closing price of the company’s common stock on the date of compensation committee determination of actual performance relative to the performance goal in early 2018, and such restricted shares are scheduled to vest in three equal annual installments thereafter. Mr. Stoelk resigned his employment with the company prior to the determination of awards payable under this program, and therefore did not receive any restricted shares thereunder. See “Compensation Discussion and Analysis-2017 Long-Term Equity Incentive Program” above.

(3)
Reflects only one tranche of vesting (subject to the 2017 annual performance period under the award) of a restricted stock award granted to Mr. Stoelk subject to performance-based vesting. The full award contained four annual tranches of vesting, each subject to its own annual performance period (calendar years 2016-2019). The remaining unvested portion of this award was forfeited when Mr. Stoelk resigned his employment with the Company in January 2018. Prior to his resignation, each tranche had the potential to vest following the completion of the applicable performance period, on the date when the compensation committee certified the level of relative TSR achieved by the company for such performance period. The number of shares to vest each year was dependent upon the company’s relative TSR for the applicable performance period, compared to a group of peers selected annually by the compensation committee, with zero percent of that year’s tranche vesting for relative TSR performance below the 50th percentile, 100 percent vesting for relative TSR performance from the 50th percentile up to the 75th percentile, and 150 percent vesting for relative TSR performance at or above the 75th percentile. As a result, each tranche could have resulted in the vesting of 0 shares, 85,383 shares or 128,074 shares. Because the compensation committee did not take action to select the peer group applicable to any annual performance period until the year in question, there was no grant date fair value in 2017 attributable to the shares that could have vested in connection with the 2018-2019 annual performance periods. See “Compensation Discussion and Analysis-Employment Agreements” above.

(4)
Grant date fair value of performance equity awards under the 2017 long-term equity incentive program, based on the probable outcome of the performance condition as of the grant date. See “Compensation Discussion and Analysis-2016 Long-Term Equity Incentive Program” above.

(5)
Grant date fair value of the 2017 annual tranche of vesting under a restricted stock award subject to performance-based vesting, based on the probable outcome of the performance condition as of the grant date. See note 3 to this table, above.

The non-equity incentive plan awards reflected in the foregoing table are further described above under “Compensation Discussion and Analysis-Annual Short-Term Incentive Program.” The equity incentive plan awards reflected in the foregoing table are further described above under “Compensation Discussion and Analysis-2017 Long-Term Equity Incentive Program” and “-Employment Agreements.” The absence of stock awards in the foregoing table is due to the fact that no awards were made in early 2017 under the discretionary portion of the 2016 long-term equity incentive program, as discussed above under “Compensation Discussion and Analysis-2016 Long-Term Equity Incentive Program.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards to our named executive officers as of December 31, 2016.

	Stock Awards
Name	Number of Shares That Have Not Vested		Market Value of Shares That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested		Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested(1)
Thomas Stoelk	622,803	(2)	$1,276,746	170,765	(5)	$525,101	(6)
Erik Romslo	266,578	(3)	$546,485	—		$—
Brandon Elliott	178,633	(4)	$366,198	—		$—
____________________

(1)	The values in these columns are based on the $2.05 closing price of our common stock on the NYSE American on December 29, 2017, the last trading day of 2017.

(2)
Consists of restricted common stock granted to Mr. Stoelk, subject to time-based vesting, which as of December 31, 2017 (prior to his resignation) were scheduled to vest as follows: (i) 40,364 shares on March 1, 2018, (ii) 135,992 shares on March 15, 2018, (iii) 85,383 shares on April 8, 2018, (iv) 135,991 shares on March 15, 2019, (v) 85,382 shares on April 8, 2019, (vi) 54,309 shares on March 15, 2020, and (vii) 85,382 shares vest on April 8, 2020.

(3)
Consists of restricted common stock granted to Mr. Romslo, subject to time-based vesting, of which (i) 25,653 shares vest on March 1, 2018, (ii) 73,287 shares vest on March 15, 2018, (iii) 20,000 shares vest on April 8, 2018, (iv) 73,287 shares vest on March 15, 2019, (v) 20,000 shares vest on April 8, 2019, (vi) 34,351 shares vest on March 15, 2020, and (vii) 20,000 shares vest on April 8, 2020.

(4)
Consists of restricted common stock granted to Mr. Elliott, subject to time-based vesting, of which (i) 22,424 shares vest on March 1, 2018, (ii) 63,415 shares vest on March 15, 2018, (iii) 63,414 shares vest on March 15, 2019, and (iv) 29,380 shares vest on March 15, 2020.

(5)
Consists of restricted common stock originally granted to Mr. Stoelk on April 8, 2016, subject to performance-based vesting. The award contained four annual tranches of vesting, each subject to its own annual performance period (calendar years 2016-2019). Unlike the presentation of this award in the “Summary Compensation Table” and “Grants of Plan Based Awards” table above, the presentation in this table includes all shares outstanding under the award as of December 31, 2017, covering the two remaining annual tranches of potential vesting (2018 and 2019). Each annual tranche had the potential to vest following the completion of the applicable performance period, on the date when the compensation committee certified the level of relative total shareholder return (TSR) achieved by the company for such performance period. The number of shares vesting each year was to be dependent upon the company’s relative TSR for the applicable performance period, compared to a group of peers selected annually by the compensation committee, with zero percent of that year’s tranche vesting for relative TSR performance below the 50th percentile, 100 percent vesting for relative TSR performance from the 50th percentile up to the 75th percentile, and 150 percent vesting for relative TSR performance at or above the 75th percentile. As a result, each tranche could have resulted in the vesting of 0 shares, 85,383 shares or 128,074 shares. For both 2016 and 2017, the company’s relative TSR was below the 50th percentile, and as a result the first two tranches of shares were forfeited. The 170,765 shares reflected in the table is equal to the 341,530 restricted shares initially outstanding under the award, less the 170,765 total shares forfeited for the 2016 and 2017 annual performance periods, and would have covered vesting at the 100 percent level for the two remaining annual tranches. However, the remaining unvested portion of this award was forfeited when Mr. Stoelk resigned his employment with the Company in January 2018.

(6)
This dollar value reflects no vesting for the first two annual tranches (2016 and 2017) of this performance-based restricted stock award (which is what actually occurred), and maximum vesting at the 150 percent level for the two remaining annual tranches (2018 and 2019), which would have resulted in the future issuance to Mr. Stoelk of 85,382 more shares in addition to the 170,765 shares outstanding under the award as of December 31, 2017, for a total of 256,147 shares. See note 5 to this table, above, for additional information.

Option Exercises and Stock Vested

Our named executive officers did not hold or exercise any stock options during the year ended December 31, 2017.  The table below sets forth the number of shares of common stock acquired on vesting by our named executive officers during the year ended December 31, 2017.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Thomas Stoelk	221,041	$587,479
Erik Romslo	91,394	$250,697
Brandon Elliott	69,552	$197,599
______________

(1)	Value based on the closing price of our common stock on the NYSE American on each applicable vesting date.

Potential Payments upon Termination or Change in Control

We have at times employed our executive officers under written employment agreements governing certain terms and conditions of their employment. Our most recent employment agreements with Messrs. Stoelk and Romslo were entered into in April 2016. Our prior employment agreement with Mr. Elliott was entered into in December 2012 in connection with his initial hiring, and expired pursuant to its terms in January 2017.

General Employment Agreement Provisions

The April 2016 agreements with Messrs. Stoelk and Romslo each provided for an initial term through April 8, 2020, subject to earlier termination upon notice or certain other conditions, and for automatic one-year renewal terms thereafter (unless action is taken by either party to terminate the agreement). The agreements entitled the executives to receive a minimum annual base salary of $515,000 for Mr. Stoelk and $325,000 for Mr. Romslo, and for eligibility to receive annual incentive bonus compensation under programs administered by our compensation committee. The agreements also contain provisions prohibiting the executives from competing with our company or soliciting any employees of our company for a specified period following termination of his employment with our company (although the non-competition provisions only apply if the termination of his employment follows a change in control of our company). That period is (i) six months, if his employment is terminated by the company without cause (as defined) or by the executive for good reason (as defined), in either case unless such termination follows a change in control, or (ii) twelve months, if his employment is terminated for any other reason, or for any reason following a change in control.

Change in Control and Severance Provisions

Employment agreements with our named executive officers may contain change in control and other severance provisions entitling those individuals to certain payments under specified circumstances.

The April 2016 agreements with Messrs. Stoelk and Romslo provided that, upon any change in control of our company that occurs during the term, each executive’s employment agreement will automatically terminate, all outstanding unvested equity awards held by him will automatically vest (at target levels, for performance-based awards), and the executive will be entitled to receive a cash payment equal to the sum of (i) two times his base salary, (ii) a pro rata portion of his “target” cash bonus for such year, (iii) his annualized vehicle allowance, and (iv) twelve months of COBRA premiums to continue his existing group health and dental coverage. Each executive’s cash payment upon a change in control is subject to clawback by us if, within the 90-day period following the change in control, either (x) the executive terminates his employment with the company or its successor for any reason other than death or disability, or (y) the company or its successor terminates the executive’s employment due to his failure to provide reasonable transition services for such 90-day period. Under their agreements, each executive would also be entitled to the same benefits described in the first sentence of this paragraph if his employment is terminated by the company without cause or by the him for good reason (an “Involuntary Termination”), except that the cash payment will be calculated based on one times base salary (instead of two times base salary).

Under the April 2016 agreements with Messrs. Stoelk and Romslo, a “change in control” is defined as any one of the following: (i) a person becomes the beneficial owner of 50% or more of the outstanding common stock or the combined voting power of the outstanding voting securities of the company (subject to certain exceptions), (ii) individuals who are “continuing directors” (as defined) cease for any reason to constitute a majority of the members of our board of directors, (iii) the consummation of a merger or similar transaction involving the company (subject to certain exceptions, including if it would result in the outstanding voting securities of the company immediately prior to such transaction continuing to represent at least 50% of the combined voting power of the voting securities of the company or successor entity outstanding immediately after such transaction), or (iv) a complete liquidation or dissolution of the company, or the disposition of substantially all of the company’s assets (subject to certain exceptions).

With respect to Mr. Elliott, under the restricted stock award agreements governing the restricted shares held by him, all unvested shares would fully vest (i) upon any change-in-control occurring within 12 months after an Involuntary Termination of Mr. Elliott’s employment, and (ii) upon any Involuntary Termination of Mr. Elliott’s employment occurring within 24 months after a change-in-control.

Under the company’s 2013 Incentive Plan applicable to outstanding restricted shares held by the named executive officers, to the extent not defined otherwise in a then-applicable employment or similar agreement, a “change in control” is defined as the occurrence of any one of the following: (i) an “exchange act person” (as defined) becomes the beneficial owner of securities of the company representing more than 50% of the combined voting power of the then outstanding voting securities (subject to certain exceptions), (ii) individuals who are “continuing directors” (as defined) cease for any reason to constitute a majority of the members of our board of directors, or (iii) the consummation of a merger or similar transaction involving the company, or the disposition of substantially all of the company’s assets, unless immediately following such transaction, all or substantially all of the beneficial owners of the company’s voting securities immediately prior to such transaction beneficially own at least 50% of the combined voting power of the outstanding voting securities of the surviving or acquiring entity, in substantially the same proportions as their ownership immediately prior thereto.

Estimated Payments to Named Executive Officers

The compensation amounts included in the table below are estimates of the amounts that would have become payable to each named executive officer under the various triggering events described in the foregoing provisions, assuming in each case that the applicable event (whether a change-in-control and/or a termination of employment) occurred on the last business day of 2017.

Name and Payments/Benefits	Change in Control	Involuntary Termination(1)	Involuntary Termination Within 24 Months After a Change in Control	Change in Control Within 12 Months After an Involuntary Termination
Thomas Stoelk
Cash ($)	1,584,221	1,069,221	—	—
Stock Vesting ($)(2)	1,626,814	1,626,814	—	—

Erik Romslo
Cash ($)	1,006,824	681,824	—	—
Stock Vesting ($)(2)	546,485	546,485	—	—

Brandon Elliott
Cash ($)	—	—	—	—
Stock Vesting ($)(2)	—	—	366,198	366,198
__________________

(1)	“Involuntary termination” refers to a termination of employment either by the company without cause or by the employee for good reason.

(2)	Stock vesting values are based on the $2.05 closing price of our common stock on the NYSE American on December 29, 2017, the las trading day of 2017.

Non-Employee Director Compensation
Director compensation elements are designed to:

•	Ensure alignment with long-term shareholder interests;

•	Ensure we can attract and retain outstanding director candidates;

•	Recognize the substantial time commitments necessary to oversee the affairs of our company; and

•	Support the independence of thought and action expected of directors.

Non-employee director compensation levels are reviewed by the compensation committee each year, and resulting recommendations are presented to the full board for approval.  Directors who are also employees receive no additional pay for serving as directors.

Non-employee directors receive compensation consisting of both cash and equity.  A significant portion of director compensation is paid in equity to align director compensation with the long-term interests of shareholders. Non-employee directors are also reimbursed for reasonable expenses incurred to attend board meetings or other functions relating to their responsibilities as a director.

The 2018 compensation program for our non-employee directors has not been formally approved. However, the compensation committee currently intends to recommend reductions of the amounts thereunder by approximately 25% compared to 2017.

The 2017 compensation program for our non-employee directors included (i) a restricted stock grant with a grant date fair value of $120,000, vesting in quarterly installments throughout the year, (ii) an annual cash fee of $60,000 for service on our board, (iii) annual cash fees for service on our standing committees as follows: audit committee chair, $50,000; other audit committee members, $20,000; compensation committee chair, $50,000; other compensation committee members, $20,000; nominating committee chair, $30,000; other nominating committee members, $15,000; executive committee member, $50,000, and (iv) for service as non-executive chairman of the board, an annual cash fee of $150,000 and a restricted stock grant with a grant date fair value of $50,000, vesting in quarterly installments throughout the year. In addition, in May 2017, the Board granted Mr. Weber $125,000 of additional cash compensation for his significant contributions and time commitment in connection with the company’s strategic process.

The following table contains compensation information for our non-employee directors for the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Total ($)
Bahram Akradi(1)	27,500	—	—	27,500
Lisa Bromiley	210,000	119,999	—	329,999
Michael Frantz	110,000	119,999	—	229,999
Robert Grabb	95,000	119,999	—	214,999
Delos Cy Jamison	95,000	119,999	—	214,999
Jack King	160,000	119,999	—	279,999
Michael Popejoy	80,000	119,999	—	199,999
Richard Weber	405,000	169,998	—	574,998
_____________

(1)	Mr. Akradi joined the board of directors on July 21, 2017.

(2)
The board of directors offered each non-employee director the opportunity to receive shares of common stock in lieu of cash for any portion of their fourth quarter 2017 fees earned in cash. As a result, a total of $66,500 of the cash fees in this column were paid in the form of 31,847 fully vested shares of common stock issued on January 26, 2018 based on the $2.08 per share closing price on that date.

(3)
On May 24, 2017, each of the non-employee directors serving on that date received a grant of 66,666 shares of restricted common stock, having a grant date fair value of $119,999. The shares vested in four equal quarterly installments on May 24, 2017, July 1, 2017, October 1, 2017 and January 1, 2018. On May 24, 2017, for service as our non-executive chairman of the board, Mr. Weber received a grant of 27,777 shares of restricted common stock having a grant date fair value of $49,999, with such shares vesting in four equal quarterly installments on May 24, 2017, July 1, 2017, October 1, 2017 and January 1, 2018.

(4)
As of December 31, 2017, Mr. Weber held stock options to purchase 250,000 shares of common stock at an exercise price of $2.79 per share. The other directors did not hold any stock options as of December 31, 2017.

CEO Pay Ratio

For 2017, the annual total compensation for our chief executive officer was $982,434, as reflected in the Summary Compensation Table appearing above. We estimate that the median employee annual total compensation was $112,972 for 2017. This comparison results in a CEO Pay Ratio of 8.7 to 1. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K promulgated under the Exchange Act, and as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.
As permitted under applicable SEC guidance, to identify a median employee among our employee population workforce (excluding our chief executive officer), we used actual 2017 W-2 taxable income for the 2017 calendar year as our consistently applied compensation measure for those who were employed on December 31, 2017. We selected an individual at the median of our employee population and then determined that individual’s annual total compensation in accordance with Regulation S-K, Item 402(c)(2)(x) as shown above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans, as of December 31, 2017.

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

Security Ownership of Certain Beneficial Owners and Management

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 17, 2018, held by those persons known to beneficially own more than 5% of our capital stock, by our directors and director nominees, by our named executive officers, executive officers, and by our directors and executive officers as a group.  The percentage of beneficial ownership for the following table is based on 128,187,856 shares of common stock outstanding as of April 17, 2018.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power.  It also includes (unless footnoted) shares of common stock that the shareholder has a right to acquire within 60 days after April 17, 2018 through the exercise of any option or other right.  The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has converted options into shares of our common stock.

Name(1)	Number of Shares		Percent of Common Stock
Certain Beneficial Owners:
TRT Holdings, Inc. 4001 Maple Ave., Suite 600, Dallas, TX 75219	12,461,885	(2)	9.7%

Directors, Named Executive Officers and Executive Officers:
Bahram Akradi	7,217,211		5.6%
Lisa Bromiley	159,536		*
Michael Frantz	87,548		*
Robert Grabb	225,091		*
Delos Cy Jamison	138,156		*
Jack King	148,907		*
Michael Popejoy	71,473		*
Thomas Stoelk	227,496	(3)	*
Brandon Elliott	222,561		*
Chad Allen	99,145		*
Erik Romslo	355,412		*
Directors and Current Executive Officers as a Group (10 persons)	8,725,040		6.8%
__________

*	Denotes less than 1% ownership.

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  The address of each member of management and each director is care of our company.

(2)
The information is based on information reported to the SEC in an amended Schedule 13D filed by TRT Holdings, Inc., Cresta Investments, LLC, Cresta Greenwood, LLC and Robert B. Rowling (the “Reporting Persons”) on April 5, 2018.  The Reporting Persons beneficially own, in the aggregate, 12,461,885 common shares. TRT Holdings, Inc. has sole voting power and sole dispositive power with respect to 7,169,741 shares.  Cresta Investments, LLC has sole voting power and sole dispositive power with respect to 3,947,921 shares.  Cresta Greenwood, LLC has sole voting power and sole dispositive power with respect to 1,344,223 shares.  Mr. Rowling beneficially owns all 12,461,885 common shares held directly by TRT Holdings, Inc., Cresta Investments, LLC and Cresta Greenwood, LLC.  Mr. Rowling beneficially owns the common shares held directly by TRT Holdings, Inc. due to his ownership of all of the shares of Class B Common Stock of TRT Holdings, Inc.  Mr. Rowling beneficially owns the common shares held directly by Cresta Investments, LLC and Cresta Greenwood, LLC due to his direct and indirect ownership of 100% of the ownership interests in such entities.

(3)	Mr. Stoelk resigned all positions with the company on January 31, 2018, and his reported holdings are to the best of our knowledge.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Exchange Agreement
On January 31, 2018, we entered into an exchange agreement that was subsequently amended on each of March 20, 2018 and April 2, 2018 (as amended, the “Exchange Agreement”) with holders (the “Supporting Noteholders”) of approximately $497 million, or 71%, of the aggregate principal amount of our outstanding 8.000% Senior Notes due 2020 (the “Outstanding Notes”), pursuant to which the Supporting Noteholders have agreed to exchange all of the Outstanding Notes held by each such Supporting Noteholder for approximately $155 million of our common stock and approximately $344 million in aggregate principal amount of new senior secured second lien notes due 2023 (the “Second Lien Notes”) (such proposed exchange, the “Exchange Transaction”). TRT Holdings, Inc. (“TRT”), Cresta Investments, LLC and Robert B. Rowling (together, the “TRT Noteholders”) are Supporting Noteholders and would receive, upon consummation of the Exchange Transaction, in the aggregate, approximately 54.6 million shares of our common stock and approximately $125.3 million aggregate principal amount of Second Lien Notes. Each of the TRT Noteholders individually beneficially owned in excess of 5% of our outstanding common stock when the Exchange Agreement was entered into.
The obligations of the Supporting Noteholders under the Exchange Agreement, including their obligation to exchange their Outstanding Notes, are subject to the conditions set forth in the Exchange Agreement, including: (a) the successful completion of an equity transaction (the “Equity Raise”) comprised of $140.0 million in gross proceeds from the sale of our common stock, including the funding of up to $52.0 million of commitments received under the Subscription Agreements (as defined below); (b) our reincorporation in the State of Delaware and approval of our Delaware certificate of incorporation; (c) our receipt of the requisite shareholder approvals required by the NYSE American for (i) the issuance of the common stock in the Exchange Transaction and Equity Raise to the extent required and (ii) the reincorporation; (d) the Company obtaining the requisite consent of the lenders under the Company’s first lien term loan credit agreement (the “Term Loan Credit Agreement”) (including pursuant to an amendment to the terms thereof) to permit the Exchange Transaction; and (e) entry into a customary intercreditor agreement between the administrative agent for the Term Loan Credit Agreement and the trustee for the Second Lien Notes. The Exchange Agreement will terminate upon written notice of termination by us or the Supporting Noteholders if the Exchange Transaction has not closed on or before May 15, 2018.
Subscription Agreements and Equity Raise
On January 31, 2018, and in connection with the Exchange Transaction, the Company and Bahram Akradi, the Chairman of our board of directors, TRT and certain other investors each entered into subscription agreements (the “Subscription Agreements”) whereby such investors agreed to purchase up to $40.0 million of our common stock at $3.00 per share (subject to downward adjustment based on the pricing of the Equity Raise), subject to the closing of the Exchange Transaction. Pursuant to their respective Subscription Agreements, Mr. Akradi agreed to purchase $12.0 million of our common stock and TRT agreed to purchase $10.0 million of our common stock. Based on the pricing of the Equity Raise, the lowest price of which was $1.50 per share, Mr. Akradi would purchase 8.0 million shares of our common stock and TRT would purchase 6.7 million shares of our common stock pursuant to their respective Subscription Agreements if the Exchange Transaction is completed. Mr. Akradi and TRT each beneficially owned in excess of 5% of our outstanding common stock when their respective Subscription Agreements were entered into.
On April 10, 2018, to satisfy, in part, our obligation to complete the Equity Raise, we completed an underwritten public offering (the “Offering”), whereby we sold 58,666,667 shares of our common stock at a public offering price of $1.50 per share. As part of the Offering, Mr. Akradi purchased 1.0 million shares of our common stock from the underwriters of the Offering for an aggregate purchase price of $1.5 million. Mr. Akradi beneficially owned in excess of 5% of our outstanding common stock when he purchased such shares.
Registration Rights
In accordance with the terms of the Exchange Agreement, we agreed that at the closing of the Exchange Transaction, we will enter into registration rights agreements with (i) the Supporting Noteholders, including the TRT Noteholders, pursuant to which we will agree to file with the SEC a registration statement registering for resale the shares of common stock and the Second Lien Notes issued in the Exchange Transaction, and (ii) with the TRT Noteholders and an affiliate of TRT, pursuant to which we will agree to file with the SEC a registration statement registering for resale all of the shares of common stock held by the TRT Noteholders and such affiliate, excluding shares of common stock that the TRT Noteholders will receive pursuant to the Exchange Transaction.

Related Person Transaction Review Policy
Our board of directors has adopted a written related person transaction approval policy, which we refer to as our related person policy. Subject to the exceptions described below, our related person policy requires our audit committee to review and approve, ratify or disapprove of any proposed related person transaction. In reviewing a transaction, our audit committee will consider all relevant facts and circumstances, including (1) whether the terms are fair to the company, (2) whether the transaction is material to the company, (3) the role the related person played in arranging the transaction, (4) the structure of the transaction, (5) the interests of all related persons in the transaction, and (6) whether the transaction has the potential to influence the exercise of business judgment by the related person or others. Our audit committee will not approve or ratify a related person transaction unless it determines that, upon consideration of all relevant information, the transaction is beneficial to our company and the terms of the transaction are fair to our company. It will be our policy that directors interested in a related person transaction will recuse themselves from any vote relating to a related person transaction in which they have an interest. Under our related person policy, a related person includes any of our directors, director nominees, executive officers, any beneficial owner of more than 5% of our common stock and any immediate family member of any of the foregoing. Related person transactions exempt from our policy include (1) compensatory arrangements with our directors and executive officers that are approved by our compensation committee, (2) transactions available to all of our employees or shareholders on the same terms, (3) transactions with another entity if the related person’s interest in the transaction arises only from such person’s position as a director of, and/or beneficial owner of less than 5% in, such entity, (4) transactions with another entity if the related person’s interest in the transaction arises only from such person’s position as a limited partner with less than a 5% interest in such entity, and (5) transactions between us and a related person that, when aggregated with the amount of all other transactions between us and the related person or its affiliates, involve $10,000 or less in a year.
All of the transactions described above under “Transactions with Related Persons” were approved by our audit committee pursuant to the related person policy.

Director Independence

Our board has determined each of the directors of the company, and each person who served as a director during 2017, to be an “independent director” as defined in the NYSE American Company Guide. In reaching this determination with respect to Messrs. Frantz and Popejoy, the board considered their employment relationships with TRT Holdings, Inc. (which, together with its affiliates, is a significant common stockholder of the company and also a holder of a significant amount of the company’s 8% senior unsecured notes, due 2020) and determined, as it did for all other directors, that no relationship exists that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. There are no familial relationships between any of our directors and executive officers.

Item 14. Principal Accountant Fees and Services

Registered Public Accountant Fees

Grant Thornton served as our independent registered public accounting firm for the years ended December 31, 2017 and 2016.  Aggregate fees for professional services rendered by Grant Thornton for the years ended December 31, 2017 and 2016 were as follows:

	Fiscal Year Ended
	December 31, 2017		December 31, 2016
Audit Fees	$390,455		$387,344
Audit-Related Fees	—		—
Tax Fees	9,984	(1)	35,340	(1)
All Other Fees	—		—
Total	$400,439		$422,684
________________

(1)	Tax related fees in 2017 and 2016 consisted of fees related to analyzing potential net operating loss carryforward utilization limits.

Audit fees were for professional services rendered for the audits of the financial statements, review of interim financial statements, reviews of income tax provisions, audits of statutory financial statements, comfort letters in connection with offerings, consents and the review of documents we filed with the SEC.  The percentage of hours spent by Grant Thornton on these services that were attributable to work performed by persons not employed by Grant Thornton, as applicable on a full-time permanent basis did not exceed 50%.

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

Our audit committee annually evaluates our auditors’ independence, professional capability and fees based on a variety of factors.  The committee annually obtains from the auditor a formal written statement delineating all relationships between the auditor and our company, consistent with Independence Standards Board Standard 1 and engages in a dialogue with the auditor with respect to any disclosed relationships or services that may impact the objectivity and independence of the auditor.

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

The audit committee appraises the efficiency and effectiveness of the audit efforts and of financial accounting and reporting systems through scheduled meetings with the auditors and ensures that management places no restrictions on the scope of audits or examinations.  The lead audit partner will review with the committee the services the auditor expects to provide and the related fees, as appropriate. In addition, management will provide the committee with periodic updates of any non-audit services that the auditor has been asked to provide or may be asked to provide in the future.

The committee pre-approved all of the services we received from Grant Thornton during 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)            Documents filed as part of this Report:

1	Exhibits
The exhibits listed below are filed or incorporated by reference as part of the annual report.

(b)            Exhibits:

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORTHERN OIL AND GAS, INC.

Date:	April 27, 2018	By:	/s/ Chad Allen
Chad Allen, Interim Chief Financial Officer; Chief Accounting Officer