Form 10-Q
period 2018-03-31
NORTHERN OIL & GAS, INC.
filed 2018-05-07
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 1, 2018, there were 128,187,856 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

March 31, 2018

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$89,472,745	$102,183,191
Accounts Receivable, Net	51,284,262	46,851,682
Advances to Operators	3,023,851	604,977
Prepaid and Other Expenses	2,454,565	2,333,288
Income Tax Receivable	785,016	785,016
Total Current Assets	147,020,439	152,758,154

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	2,641,517,632	2,585,490,133
Unproved	1,578,767	1,699,344
Other Property and Equipment	1,003,388	981,303
Total Property and Equipment	2,644,099,787	2,588,170,780
Less – Accumulated Depreciation, Depletion and Impairment	(2,133,433,050)	(2,114,951,189)
Total Property and Equipment, Net	510,666,737	473,219,591

Deferred Income Taxes (Note 9)	785,000	785,000
Other Noncurrent Assets, Net	5,998,270	5,490,934

Total Assets	$664,470,446	$632,253,679

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$95,148,543	$93,152,297
Accrued Expenses	6,607,642	6,339,425
Accrued Interest	18,839,931	4,836,112
Derivative Instruments	26,796,245	18,681,891
Asset Retirement Obligations	550,443	565,521
Total Current Liabilities	147,942,804	123,575,246

Long-term Debt, Net	980,782,714	979,324,222
Derivative Instruments	15,523,889	11,496,929
Asset Retirement Obligations	8,869,762	8,562,607
Other Noncurrent Liabilities	127,761	135,225

Total Liabilities	$1,153,246,930	$1,123,094,229

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	—	—
Common Stock, Par Value $.001; 142,500,000 Authorized (3/31/2018 – 65,937,945 Shares Outstanding and 12/31/2017 – 66,791,633 Shares Outstanding)	65,938	66,792
Additional Paid-In Capital	448,766,213	449,666,390
Retained Deficit	(937,608,635)	(940,573,732)
Total Stockholders’ Deficit	(488,776,484)	(490,840,550)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$664,470,446	$632,253,679
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
REVENUES
Oil, Natural Gas, and NGL Sales	$86,880,814	$48,848,222
Gain (Loss) on Derivative Instruments, Net	(20,271,451)	16,960,883
Other Revenue	4,100	7,742
Total Revenues	66,613,463	65,816,847

OPERATING EXPENSES
Production Expenses	12,488,422	11,674,348
Production Taxes	7,922,314	4,461,265
General and Administrative Expenses	1,666,875	3,608,943
Depletion, Depreciation, Amortization and Accretion	18,630,629	12,828,143
Total Operating Expenses	40,708,240	32,572,699

INCOME FROM OPERATIONS	25,905,223	33,244,148

OTHER INCOME (EXPENSE)
Interest Expense, Net of Capitalization	(23,106,761)	(16,303,805)
Other Income	166,635	180
Total Other Income (Expense)	(22,940,126)	(16,303,625)

INCOME BEFORE INCOME TAXES	2,965,097	16,940,523

INCOME TAX PROVISION (BENEFIT)	—	—

NET INCOME	$2,965,097	$16,940,523

Net Income Per Common Share – Basic	$0.05	$0.28
Net Income Per Common Share – Diluted	$0.05	$0.27
Weighted Average Shares Outstanding – Basic	65,215,148	61,446,156
Weighted Average Shares Outstanding – Diluted	65,382,772	61,972,123
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,965,097	$16,940,523
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	18,630,629	12,828,143
Amortization of Debt Issuance Costs	1,362,768	943,407
Amortization/Accretion of 8% Senior Notes Premium/Discount	117,183	117,183
Deferred Income Taxes	—	—
(Gain) Loss on the Mark-to-Market of Derivative Instruments	12,141,314	(17,056,542)
Share-Based Compensation Expense	(819,595)	613,578
Other	(39,976)	118,976
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(4,337,895)	1,894,975
Prepaid and Other Expenses	(723,297)	(888,188)
Accounts Payable	1,889,569	1,639,046
Accrued Interest	13,981,122	13,948,257
Accrued Expenses	353,758	(1,382,976)
Net Cash Provided by Operating Activities	45,520,677	29,716,382

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Oil and Natural Gas Properties and Development Capital Expenditures, Net	(57,999,427)	(20,271,464)
Purchases of Other Property and Equipment	(22,085)	—
Net Cash Used for Investing Activities	(58,021,512)	(20,271,464)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on Revolving Credit Facility	—	(10,000,000)
Debt Issuance Costs Paid	(21,459)	—
Repurchase of Common Stock – Tax Obligations	(188,152)	(412,217)
Net Cash Used for Financing Activities	(209,611)	(10,412,217)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,710,446)	(967,299)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	102,183,191	6,486,098

CASH AND CASH EQUIVALENTS – END OF PERIOD	$89,472,745	$5,518,799
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$7,630,556	$1,280,711
Cash Paid During the Period for Income Taxes	$—	$—
Non-Cash Financing and Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	$85,068,138	$57,107,728
Capitalized Asset Retirement Obligations	$184,305	$127,437
Non-Cash Compensation Capitalized on Oil and Gas Properties	$53,686	$74,395
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in North Dakota and Montana that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.  As of March 31, 2018, approximately 89% of Northern’s 142,075 total net acres were developed.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein is unaudited, except for the balance sheet as of December 31, 2017, which has been derived from the Company’s audited financial statements for the year ended December 31, 2017.  However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

As of March 31, 2018 and December 31, 2017, the Company included accounts receivable of $5.4 million and $5.5 million, respectively, in Other Noncurrent Assets, Net due to their long-term nature.

The allowance for doubtful accounts at March 31, 2018 and December 31, 2017 was $5.2 million and $5.6 million, respectively.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets. Depreciation expense was $35,517 and $44,474 for the three months ended March 31, 2018 and 2017, respectively.

Oil and Gas Properties

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to the production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
	2018	2017
Capitalized Certain Payroll and Other Internal Costs	$170,850	$204,873
Capitalized Interest Costs	35,065	38,768
Total	$205,915	$243,641

As of March 31, 2018, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the three months ended March 31, 2018 and 2017, there were no property sales that resulted in a significant alteration.

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

The Company did not have any ceiling test impairment for the three months ended March 31, 2018 and 2017.  Impairment charges affect the Company’s reported net income but do not reduce the Company’s cash flow. If a significantly lower pricing environment reoccurs, the Company expects it could be required to further writedown the value of its oil and natural gas properties. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine the Company’s actual ceiling test calculation and impairment analyses in future periods.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method.   Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate.  The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three months ended March 31, 2018 and 2017, the Company expired leases of $3.8 million in each period.

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

Debt Issuance Costs

Debt issuance costs include origination, legal and other fees to issue debt in connection with the Company’s term loan credit agreement, senior unsecured notes and prior revolving credit facility.  These debt issuance costs are amortized over the term of the related financing using the straight-line method, which approximates the effective interest method (see Note 4). The amortization of debt issuance costs for the three months ended March 31, 2018 and 2017 was $1.4 million and $0.9 million, respectively.

Bond Premium/Discount on Senior Notes

On May 13, 2013, the Company recorded a bond premium of $10.5 million in connection with the “8.000% Senior Notes Due 2020” (see Note 4).  This bond premium is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.  The amortization of the bond premium for the three months ended March 31, 2018 and 2017 was $0.4 million in each period.

On May 18, 2015, the Company recorded a bond discount of $10.0 million in connection with the “8.000% Senior Notes Due 2020” (see Note 4).  This bond discount is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method. The amortization of the bond discount for the three months ended March 31, 2018 and 2017 was $0.5 million in each period.

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the series of related accounting standard updates that followed, on January 1, 2018 using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity and did not change the Company's amount and timing of revenues.

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations are satisfied. Performance obligations are satisfied when the customer obtains control of product, when the Company has no further obligations to perform related to the sale, when the transaction price has been determined and when collectability is probable. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in trade receivables, net in the balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained.

The Company does not disclose the value of unsatisfied performance obligations under its contracts with customers as it applies the practical exemption in accordance with ASC 606. The exemption, as described in ASC 606-10-50-14(a), applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

The Company’s oil is typically sold at delivery points under contracts terms that are common in our industry. The Company's natural gas produced is delivered by the well operators to various purchasers at agreed upon delivery points under a limited number of contract types that are also common in our industry. However, under these contracts, the natural gas may be sold to a single purchaser or may be sold to separate purchasers. Regardless of the contract type, the terms of these contracts compensate the well operators for the value of the oil and natural gas at specified prices, and then the well operators will remit payment to the Company for its share in the value of the oil and natural gas sold.

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three months ended March 31, 2018 and 2017, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two revenue sources which are oil sales and natural gas and NGL sales and only operates in one geographic area, the Williston Basin in North Dakota and Montana. Oil sales for the three months ended March 31, 2018 and 2017 were $79.1 million and $44.3 million, respectively. Natural gas and NGL sales for the three months ended March 31, 2018 and 2017 were $7.7 million and $4.5 million, respectively.

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

Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the three-year period ended March 31, 2018, driven primarily by the full cost ceiling impairments over that period.  Additionally, the Company’s revenue, profitability and future growth are substantially dependent upon prevailing and future prices for oil and natural gas.  The markets for these commodities continue to be volatile.  Changes in oil and natural gas prices have a significant impact on the value of the Company’s reserves and on its cash flows.  Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas and a variety of additional factors that are beyond the Company’s control.  Due to these factors, management has placed a lower weight on the prospect of future earnings in its overall analysis of the valuation allowance.

In determining whether to establish a valuation allowance on the Company’s deferred tax assets, management concluded that the objectively verifiable evidence of cumulative negative earnings for the three-year period ended March 31, 2018, is difficult to overcome with any forms of positive evidence that may exist.  Accordingly, the valuation allowance against the Company’s deferred tax asset at March 31, 2018 and December 31, 2017 was $226.2 million and $227.0 million, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Weighted Average Common Shares Outstanding – Basic	65,215,148	61,446,156
Plus: Potentially Dilutive Common Shares Including Stock Options and Restricted Stock	167,624	525,967
Weighted Average Common Shares Outstanding – Diluted	65,382,772	61,972,123

Restricted Stock and Stock Options Excluded From EPS Due To The Anti-Dilutive Effect	67,026	124,018

As of March 31, 2018 and 2017, potentially dilutive shares from stock option awards were 250,000 and 391,872, respectively. These options were all exercisable at March 31, 2018 and 2017. The Company also has potentially dilutive shares from restricted stock awards outstanding of 639,824 and 1,837,822 at March 31, 2018 and 2017, respectively.

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

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Crude oil and natural gas properties accounted for using the full cost method of accounting are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment of other long-lived assets recorded for the three months ended March 31, 2018 and 2017.

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

In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard's application impact to individual financial statement line items. In March, April, May and December 2016, the FASB issued new guidance in Topic 606, Revenue from Contracts with Customers, to address the following potential implementation issues of the new revenue standard: (a) to clarify the implementation guidance on principal versus agent considerations, (b) to clarify the identification of performance obligations and the licensing implementation guidance and (c) to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company follows the sales method of accounting for oil and natural gas production, which is generally consistent with the revenue recognition provision of the new standard. The Company has completed the process of evaluating the effect of the adoption and determined there were no changes required to our reported revenues as a result of the adoption. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on the standard is consistent with our revenue recognition policy under previous guidance. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach, and has expanded its financial statement disclosures in order to comply with the standard. The Company implemented processes and controls to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the disclosures required under the new standard in the first quarter of 2018. We have determined the adoption of the standard will not have a material impact on our results of operations, cash flows, or financial position.

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

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying condensed statements of operations from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.  Development capital expenditures and purchases of properties that were in accounts payable and not yet paid in cash at March 31, 2018 and December 31, 2017 were approximately $85.1 million and $85.0 million, respectively.

Acquisitions

For the three months ended March 31, 2018, the Company acquired approximately 1,176 net acres, for an average cost of approximately $1,787 per net acre, in its key prospect areas in the form of effective leases.

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

Unproved properties not being amortized comprise approximately 13,229 net acres and 14,377 net acres of undeveloped leasehold interests at March 31, 2018 and December 31, 2017, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  For the three months ended March 31, 2018 and 2017, the Company included $0.1 million and $0.1 million, respectively, related to expiring leases within costs subject to the depletion calculation.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	March 31, 2018
	Principal Balance	Unamortized Net Discount	Debt Issuance Costs, Net	Long-term Debt, Net
8% Senior Notes	$700,000,000	$(1,080,771)	$(6,139,189)	692,780,040
Term Loan Credit Agreement	300,000,000	—	(11,997,326)	288,002,674
Total	$1,000,000,000	$(1,080,771)	$(18,136,515)	$980,782,714

	December 31, 2017
	Principal Balance	Unamortized Net Discount	Debt Issuance Costs, Net	Long-term Debt, Net
8% Senior Notes	$700,000,000	$(1,197,954)	$(6,847,557)	691,954,489
Term Loan Credit Agreement	300,000,000	—	(12,630,267)	287,369,733
Total	$1,000,000,000	$(1,197,954)	$(19,477,824)	$979,324,222

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

Since June 1, 2017, the Company has been authorized to redeem some or all of the Notes at redemption prices (expressed as percentages of principal amount) equal to 102% plus accrued and unpaid interest to the redemption date. Beginning on June 1, 2018, the applicable redemption price will equal the principal amount, plus accrued and unpaid interest to the redemption date.

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

Exchange Agreement
On January 31, 2018, the Company entered into an exchange agreement that was subsequently amended on each of March 20, 2018 and April 2, 2018 (as amended, the “Exchange Agreement”) with holders (the “Supporting Noteholders”) of approximately $497.0 million, or 71%, of the aggregate principal amount of the Company’s outstanding 8.000% senior unsecured notes due 2020 (the “Outstanding Notes”), pursuant to which the Supporting Noteholders have agreed to exchange all of the Outstanding Notes held by each such Supporting Noteholder for approximately $155.0 million of the Company’s common stock, par value $0.001 (the “Common Stock”), and approximately $344.0 million in aggregate principal amount of new senior secured second lien notes due 2023 (the “Second Lien Notes”) (such proposed exchange, the “Exchange Transaction”).
The obligations of the Supporting Noteholders under the Exchange Agreement, including their obligation to exchange their Outstanding Notes, are subject to the conditions set forth in the Exchange Agreement, including: (a) the Company raises at least $140.0 million in gross cash proceeds from the sale of its common stock (the “Equity Raise”); (b) the Company reincorporates in the State of Delaware; (c) the Company receives shareholder approvals for the issuance of shares in connection with the Exchange Transaction; (d) the Company obtains the requisite consent of the lenders under its term loan credit agreement (including pursuant to an amendment to the terms thereof) to permit the Exchange Transaction; and (e) the agent under the term loan credit agreement and the trustee for the Second Lien Notes enter into a customary intercreditor agreement. The Exchange Agreement will terminate upon written notice of termination by us or the Supporting Noteholders if the Exchange Transaction has not closed on or before May 15, 2018.
The Exchange Agreement contains certain representations, warranties and other agreements by the Company and the Supporting Noteholders. The Company’s and the Supporting Noteholders’ obligations under the Exchange Agreement are subject to various customary conditions set forth in the Exchange Agreement, including the negotiation, execution and delivery of an indenture for the Second Lien Notes and other definitive documentation for the Exchange Transaction. Accordingly, there can be no assurance if or when the Company will consummate the Exchange Transaction and the other transactions contemplated by the Exchange Agreement. The Company will not receive any cash proceeds from the issuance of the Second Lien Notes or the Common Stock to be issued to the Supporting Noteholders pursuant to the Exchange Agreement.

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

Common Stock

The following is a schedule of changes in the number of shares of common stock outstanding during the three months ended March 31, 2018 and the year ended December 31, 2017:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Beginning Balance	66,791,633	63,259,781
Restricted Stock Grants (Note 6)	127,999	911,355
Legal Settlement	—	3,000,000
Other Surrenders - Tax Obligations	(89,601)	(270,510)
Other Forfeitures	(892,086)	(108,993)
Ending Balance	65,937,945	66,791,633

2018 Activity

During the three months ended March 31, 2018, 0.1 million shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $0.2 million, which is based on the market prices on the dates the shares were surrendered.

During January 2018, 0.9 million shares of common stock were forfeited in connection with the resignation of the Company’s former interim chief executive officer and chief financial officer. The total amount of share-based compensation expense that was reversed in connection with his resignation was approximately $1.2 million.

Exchange Transaction
On January 31, 2018, the Company entered into the Exchange Agreement (see Note 4). If the Exchange Agreement is consummated, the Company would be required to issue approximately $155.0 million of the Company’s common stock (the “Exchange Consideration”) to the Supporting Noteholders as partial consideration for their exchange of the Outstanding Notes.
In addition, one of the conditions to closing of the Exchange Transaction is that the Company raise at least $140.0 million in gross cash proceeds from the sale of its common stock (the “Equity Raise”). During April 2018, to satisfy a portion of the Equity Raise requirement, the Company completed an underwritten public offering of common stock (the “Public Offering”) pursuant to which it has issued 62.3 million shares of common stock and received gross proceeds of $93.4 million (see Note 12). In addition, during the three months ended March 31, 2018, the Company and various investors entered into subscription agreements (the “Subscription Agreements”) whereby such investors agreed to purchase up to $52.0 million of the Company’s common stock, subject to the closing of the Exchange Agreement.
The shares of common stock to be issued as Exchange Consideration and pursuant to the Subscription Agreements are expected to be valued at the public offering price of the shares issued in the Public Offering, which was $1.50 per share. As a result, in addition to the 62.3 million shares of common stock issued in April 2018 pursuant to the Public Offering, upon closing of the Exchange Transaction, the Company would be required to issue an additional approximately 103.2 million shares of our common stock as Exchange Consideration, and up to an additional approximately 34.7 million shares of our common stock pursuant to the Subscription Agreements.

Acquisition Agreement

On April 25, 2018, the Company entered into a definitive agreement with Salt Creek Oil and Gas, LLC to acquire oil and gas properties, subject to typical closing conditions.  The transaction is expected to close in early June 2018, and the consideration payable by the Company upon closing would include the issuance of 6 million shares of the Company’s common stock.

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the three months ended March 31, 2018 and March 31, 2017, the Company did not repurchase shares of its common stock under the stock repurchase program.  The Company’s accounting policy upon the repurchase of shares is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

NOTE 6     STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

The Company maintains its 2013 Incentive Plan (the “2013 Plan”) to provide a means whereby the Company may be able, by granting equity and other types of awards, to attract, retain and motivate capable and loyal employees, non-employee directors, consultants and advisors of the Company, for the benefit of the Company and its shareholders.  As of March 31, 2018, there were 3,742,035 shares available for future awards under the 2013 Plan.

Restricted Stock Awards

During the three months ended March 31, 2018, the Company issued 96,152 restricted shares of common stock under the 2013 Plan as compensation to officers, employees and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than March 2021.  As of March 31, 2018, there was approximately $1.4 million of total unrecognized compensation expense related to unvested restricted stock that will be recognized over a weighted-average period of approximately 1.8 years.  The Company has historically assumed a zero percent forfeiture rate, thus recognizing forfeitures as they occur, for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards and activity related thereto for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Number of Shares	Weighted-Average Price
Restricted Stock Awards:
Restricted Shares Outstanding at Beginning of Period	1,721,533	$3.65
Shares Granted	96,152	2.08
Lapse of Restrictions	(285,775)	3.70
Shares Forfeited	(892,086)	4.00
Restricted Shares Outstanding at End of Period	639,824	$2.89

Stock Option Awards

The following table reflects the outstanding stock option awards and the activity related thereto for the three months ended March 31, 2018:

	Stock Option Awards (1)	Weighted-Average Exercise Price	Weighted Average Contractual Term
Outstanding as of 12/31/2017	250,000	$2.79	1.0
Granted	—	—
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Outstanding as of 3/31/2018	250,000	$2.79	0.7
____________
(1) All of the stock options outstanding were vested and exercisable at the end of the period.

NOTE 7     RELATED PARTY TRANSACTIONS

Michael Frantz, a member of the Company’s board of directors since August 2016, is the Vice President, Investments of TRT Holdings, Inc. Michael Popejoy, a member of the Company’s board of directors since January 2017, is the Senior Vice President of Energy for TRT Holdings, Inc. TRT Holdings and its affiliates (collectively, “TRT”) are significant common stockholders of the Company and also a holder of the Company’s 8% senior unsecured notes, due 2020 (the “Notes”). The Company believes TRT owned in excess of $200 million aggregate principal amount of the Notes at March 31, 2018. The principal amounts of any Notes held by TRT are included in the Company’s long-term debt balances, and the Company’s interest expense includes interest attributable to any Notes held by TRT.

Exchange Agreement
On January 31, 2018, the Company entered into the Exchange Agreement, pursuant to which the Supporting Noteholders have agreed to exchange all of the Outstanding Notes held by each such Supporting Noteholder for approximately $155 million of the Company’s common stock and approximately $344 million in aggregate principal amount of Second Lien Notes. TRT Holdings, Inc. (“TRT”), Cresta Investments, LLC and Robert B. Rowling (together, the “TRT Noteholders”) are Supporting Noteholders and would receive, upon consummation of the Exchange Transaction, in the aggregate, approximately 54.6 million shares of the Company’s common stock and approximately $125.3 million aggregate principal amount of Second Lien Notes. Each of the TRT Noteholders individually beneficially owned in excess of 5% of the Company’s outstanding common stock when the Exchange Agreement was entered into.
The obligations of the Supporting Noteholders under the Exchange Agreement, including their obligation to exchange their Outstanding Notes, are subject to the conditions set forth in the Exchange Agreement, which are described in Note 4 above.

Subscription Agreements and Equity Raise
On January 31, 2018, and in connection with the Exchange Transaction, the Company and Bahram Akradi, the Chairman of its board of directors, TRT and certain other investors each entered into subscription agreements (the “Subscription Agreements”) whereby such investors agreed to purchase up to $40.0 million of the Company’s common stock at $3.00 per share (subject to downward adjustment based on the pricing of the Equity Raise), subject to the closing of the Exchange Transaction. Pursuant to their respective Subscription Agreements, Mr. Akradi agreed to purchase $12.0 million of the Company’s common stock and TRT agreed to purchase $10.0 million of the Company’s common stock. Based on the pricing of the Equity Raise, the lowest price of which was $1.50 per share, Mr. Akradi would purchase 8.0 million shares of the Company’s common stock and TRT would purchase 6.7 million shares of the Company’s common stock pursuant to their respective Subscription Agreements if the Exchange Transaction is completed. Mr. Akradi and TRT each beneficially owned in excess of 5% of the Company’s outstanding common stock when their respective Subscription Agreements were entered into.

On April 10, 2018, to satisfy, in part, the Company’s obligation to complete the Equity Raise, the Company completed an underwritten public offering (the “Offering”), whereby the Company sold 58,666,667 shares of its common stock at a public offering price of $1.50 per share. As part of the Offering, Mr. Akradi purchased 1.0 million shares of the Company’s common stock from the underwriters of the Offering for an aggregate purchase price of $1.5 million. Mr. Akradi beneficially owned in excess of 5% of the Company’s outstanding common stock when he purchased such shares.

Registration Rights

In accordance with the terms of the Exchange Agreement, the Company agreed that at the closing of the Exchange Transaction, it will enter into registration rights agreements with (i) the Supporting Noteholders, including the TRT Noteholders, pursuant to which the Company will agree to file with the SEC a registration statement registering for resale the shares of common stock and the Second Lien Notes issued in the Exchange Transaction, and (ii) with the TRT Noteholders and an affiliate of TRT, pursuant to which the Company will agree to file with the SEC a registration statement registering for resale all of the shares of common stock held by the TRT Noteholders and such affiliate, excluding shares of common stock that the TRT Noteholders will receive pursuant to the Exchange Transaction.

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

The Company’s interests in certain crude oil and natural gas leases from the State of North Dakota are subject to an ongoing dispute over the ownership of minerals underlying the bed of the Missouri River within the boundaries of the Fort Berthold Reservation.  The ongoing dispute is between the State of North Dakota and three affiliated tribes, both of whom have purported to lease mineral rights in tracts of riverbed within the reservation boundaries. In the event the ongoing dispute results in a final judgment that is adverse to the Company’s interests, the Company would be required to reverse approximately $5.4 million in revenue (net of accrued taxes) that has been accrued since the first quarter of 2013 based on the Company’s purported interest in the crude oil and natural gas leases at issue. Due to the long-term nature of this title dispute, the $5.4 million in accounts receivable is included in “Other Noncurrent Assets, Net” on the condensed balance sheets. The Company fully maintains the validity of its interests in the crude oil and natural gas leases.

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

NOTE 9     INCOME TAXES

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates.  A valuation allowance for the Company’s deferred tax assets is established if, in management’s opinion, it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors.  At March 31, 2018, a valuation allowance of $226.2 million had been provided for our net deferred tax assets based on the uncertainty regarding whether these assets may be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The income tax provision (benefit) for the three months ended March 31, 2018 and 2017 consists of the following:

	Three Months Ended March 31,
	2018	2017
Current Income Tax Provision (Benefit)	$—	$—
Deferred Income Tax Provision (Benefit)
Federal	620,000	5,950,000
State	137,000	536,000
Valuation Allowance	(757,000)	(6,486,000)
Total Income Tax Provision (Benefit)	$—	$—

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“the Act”) which made significant changes that affect the Company, resulting in significant modifications to existing law. The Company’s financial statements for the year ended December 31, 2017 and for the quarter ended March 31, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018, as well as other changes.

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

Income tax provision (benefit) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any unusual or infrequently occurring items that are recorded in the interim period.  The provision for the three-month periods ended March 31, 2018, presented above, differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to income before income taxes.  The lower effective tax rate in 2018 and 2017 relates to the valuation allowance placed on the net deferred tax assets, in addition to state income taxes and estimated permanent differences.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three months ended March 31, 2018 and 2017, the Company did not recognize any interest or penalties in its condensed statements of operations, nor did it have any interest or penalties accrued in its condensed balance sheet at March 31, 2018 and December 31, 2017 relating to unrecognized benefits.
The tax years 2017, 2016 and 2015 remain open to examination for federal income tax purposes and tax years 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010 by the other major taxing jurisdictions to which the Company is subject.

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

	Fair Value Measurements at March 31, 2018 Using
	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps)	$—	$—	$—
Commodity Derivatives – Noncurrent Asset (crude oil swaps)	—	—	—
Commodity Derivatives – Current Liabilities (crude oil swaps)	—	(26,796,245)	—
Commodity Derivatives – Noncurrent Liabilities (crude oil swaps)		(15,523,889)
Total	$—	$(42,320,134)	$—

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps)	$—	$—	$—
Commodity Derivatives – Noncurrent Asset (crude oil swaps)	—	—	—
Commodity Derivatives – Current Liabilities (crude oil swaps)		(18,681,891)
Commodity Derivatives – Noncurrent Liabilities (crude oil swaps)	—	(11,496,929)	—
Total	$—	$(30,178,820)	$—

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

The carrying amount of the Company’s long-term debt reported in the condensed balance sheet at March 31, 2018 is $980.8 million, which includes $692.8 million of senior unsecured notes and $288.0 million of borrowings under the Company’s term loan credit agreement (see Note 4).  The fair value of the Company’s senior unsecured notes, which are publicly traded, is $642.0 million at March 31, 2018.  The Company’s term loan credit agreement approximates its fair value because of its floating rate structure.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred during the three months ended March 31, 2018 were approximately $0.2 million.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the three months ended March 31, 2018.

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

	Three Months Ended March 31,
	2018	2017
Cash Received (Paid) on Settled Derivatives	$(8,130,137)	$(95,659)
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	(12,141,314)	17,056,542
Gain (Loss) on Derivative Instruments, Net	$(20,271,451)	$16,960,883

The Company has master netting agreements on individual crude oil contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

The following table reflects open commodity swap contracts as of March 31, 2018, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price ($)
Swaps-Crude Oil
04/01/18 – 08/31/18	100,000	49.99
04/01/18 – 08/31/18	100,000	50.04
04/01/18 – 08/31/18	100,000	49.99
04/01/18 – 08/31/18	100,000	50.17
04/01/18 – 09/30/18	180,000	53.99
04/01/18 – 09/30/18	180,000	53.99
04/01/18 – 09/30/18	183,000	55.19
04/01/18 – 12/31/18	135,000	53.30
04/01/18 – 12/31/18	275,000	54.80
04/01/18 – 12/31/18	275,000	54.09
04/01/18 – 12/31/18	275,000	54.42
10/01/18 – 12/31/18	92,000	52.50
10/01/18 – 12/31/18	92,000	52.55
10/01/18 – 12/31/18	46,000	54.50
10/01/18 – 12/31/18	92,000	52.50
01/01/19 – 03/31/19	45,000	54.22
01/01/19 – 03/31/19	63,000	53.65
01/01/19 – 12/31/19	365,000	51.05
01/01/19 – 12/31/19	365,000	51.05
01/01/19 – 12/31/19	182,500	52.70
01/01/19 – 12/31/19	365,000	51.05
01/01/19 – 12/31/19	182,500	52.15
01/01/19 – 12/31/19	182,500	52.75
01/01/19 – 12/31/19	219,000	57.30
01/01/19 – 06/30/19	108,600	57.90
04/01/19 – 06/30/19	45,500	53.59
04/01/19 – 06/30/19	36,400	53.10
07/01/19 – 09/30/19	46,000	53.07
07/01/19 – 09/30/19	9,200	52.65
01/01/20 – 03/31/20	27,300	51.81
01/01/20 – 03/31/20	45,500	54.05
01/01/20 – 03/31/20	45,500	54.25
01/01/20 – 03/31/20	27,300	54.65
01/01/20 – 12/31/20	366,000	49.77
01/01/20 – 12/31/20	183,000	51.30
01/01/20 – 12/31/20	109,800	51.70
01/01/20 – 12/31/20	366,000	49.75
01/01/20 – 12/31/20	183,000	51.10
04/01/20 – 06/30/20	9,100	51.50
04/01/20 – 06/30/20	9,100	54.70
01/01/21 – 03/31/21	90,000	52.50
01/01/21 – 03/31/21	90,000	53.00
01/01/21 – 03/31/21	90,000	52.55
01/01/21 – 03/31/21	18,000	53.20

As of March 31, 2018, the Company had a total volume on open commodity swaps of 6.1 million barrels at a weighted average price of approximately $52.48 per barrel.

The following table reflects the weighted average price of open commodity swap derivative contracts as of March 31, 2018, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2018	2,225,000	53.33
2019	2,215,200	52.64
2020	1,371,600	50.77
2021 and beyond	288,000	52.72

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at March 31, 2018 and December 31, 2017, respectively.  Certain amounts may be presented on a net basis on the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

Type of Crude Oil Contract	Balance Sheet Location	March 31, 2018 Estimated Fair Value	December 31, 2017 Estimated Fair Value
Derivative Liabilities:
Swap Contracts	Current Liabilities	$(26,796,245)	$(18,681,891)
Swap Contracts	Noncurrent Liabilities	(15,523,889)	(11,496,929)
Total Derivative Liabilities		$(42,320,134)	$(30,178,820)

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

	Estimated Fair Value at March 31, 2018
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$—	$—	$—
Noncurrent Assets	—	—	—
Total Derivative Assets	$—	$—	$—

Offsetting of Derivative Liabilities:
Current Liabilities	$(26,796,245)	$—	$(26,796,245)
Noncurrent Liabilities	(15,530,627)	6,738	(15,523,889)
Total Derivative Liabilities	$(42,326,872)	$6,738	$(42,320,134)

	Estimated Fair Value at December 31, 2017
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$—	$—	$—
Non-Current Assets	—	—	—
Total Derivative Assets	$—	$—	$—

Offsetting of Derivative Liabilities:
Current Liabilities	$(18,681,891)	$—	$(18,681,891)
Non-Current Liabilities	(11,496,929)	—	(11,496,929)
Total Derivative Liabilities	$(30,178,820)	$—	$(30,178,820)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with BP Energy Company, Macquarie Bank Limited, and Fifth Third Bank.  The Company’s obligations under the derivative instruments are secured pursuant to the term loan credit agreement and related agreements, and no additional collateral had been posted by the Company as of March 31, 2018.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at March 31, 2018 and December 31, 2017.

NOTE 12     SUBSEQUENT EVENT

On April 10, 2018, the Company completed an underwritten public offering (the “Offering”), whereby the Company sold 58,666,667 shares of the Company’s common stock at a public offering price of $1.50 per share. The underwriters have a 30-day option to purchase up to an additional 8,800,000 shares of common stock from us at the public offering price, less the underwriting discount, which they partially exercised on April 16, 2018 by purchasing an additional 3,592,684 shares. The Company has received gross proceeds of $93.4 million and net proceeds of approximately $89.5 million, net of underwriting discounts and estimated offering expenses. The amount raised through the Offering satisfied a portion of the Company’s obligation to complete the Equity Raise pursuant to the Exchange Agreement, as described in Note 4 above.

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

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results achieved may differ materially from expected results described in these statements. You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as updated by subsequent reports we file with the SEC (including this report), which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

The following discussion should be read in conjunction with the unaudited Condensed Financial Statements and accompanying Notes to condensed Financial Statements appearing elsewhere in this report.

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties, primarily in the Bakken and Three Forks formations within the Williston Basin in North Dakota and Montana.  We believe the location, size and concentration of our acreage position in one of North America’s leading unconventional oil-resource plays will provide drilling and development opportunities that result in significant long-term value.  Our primary focus is oil exploration and production through non-operated working interests in wells drilled and completed in spacing units that include our acreage.  Using this strategy, we had participated in 3,353 gross (234.7 net) producing wells as of March 31, 2018.

Our average daily production in the first quarter of 2018 was approximately 17,995 Boe per day, of which approximately 84% was oil. Improving commodity prices in 2018 has increased activity levels in North Dakota as compared to 2017 with 62 active rigs in North Dakota as of April 24, 2018. The higher activity levels have boosted our development levels and resulted in production in the first quarter of 2018 increasing by approximately 35% over the same period a year ago. During the three months ended March 31, 2018, we participated in the drilling of 91 gross (5.8 net) wells that were completed and added to production. As of March 31, 2018, we leased approximately 142,075 net acres, of which 100% were located in the Williston Basin of North Dakota and Montana.

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

The price of oil in the Williston Basin can vary depending on the market in which it is sold and the means of transportation used to transport the oil to market.  Light sweet crude from the Williston Basin has a higher value at many major refining centers because of its higher quality relative to heavier and sour grades of oil; however, because of North Dakota’s location relative to traditional oil transport centers, this higher value is generally offset to some extent by higher transportation costs.  While rail transportation has historically been more expensive than pipeline transportation, Williston Basin prices have at times justified shipment by rail to markets such as St. James, Louisiana, which offers prices benchmarked to Brent/LLS.  Additional pipeline infrastructure has increased takeaway capacity in the Williston Basin which has improved wellhead values in the region.

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the first quarter of 2018 was $4.46 per barrel, as compared to $8.06 per barrel in the first quarter of 2017. Fluctuations in our oil price differential are due to several factors such as takeaway capacity relative to production levels in the Williston Basin and seasonal refinery maintenance temporarily depressing crude demand.

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

Higher commodity prices in late 2017 and 2018 have increased our drilling activity in the Williston Basin in the first quarter of 2018.  Rig activity levels in 2018 increased from 2017 levels and a large percentage of our newer wells utilize higher intensity completion techniques. The higher intensity completions generally deliver the best returns in the current pricing environment but cost more due to increased materials and servicing costs. As a result, we expect our average costs from wells we elect to participate in to increase 5-10% during 2018. During the first three months of 2018, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $7.9 million, compared to $7.5 million for the wells we elected to participate in during 2017.

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

Prices for various quantities of natural gas, natural gas liquids (“NGLs”) and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$2.85	$3.06
Oil (per Bbl)	$62.89	$51.78
________________

(a)	Based on average NYMEX closing prices.

For the three months ended March 31, 2018, the average NYMEX pricing was $62.89 per barrel of oil or 21% higher than the average NYMEX price per barrel for the comparable period in 2017.  Our realized oil price after reflecting settled derivatives was 20% higher in the first quarter of 2018 than in the first quarter of 2017 due to the higher NYMEX price per barrel and a lower oil price differential in 2018.

As of March 31, 2018, the Company had a total volume on open commodity swaps of 6.1 million barrels at a weighted average price of approximately $52.48 per barrel. The following table reflects the weighted average price of open commodity swap derivative contracts as of March 31, 2018, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2018	2,225,000	53.33
2019	2,215,200	52.64
2020	1,371,600	50.77
2021 and beyond	288,000	52.72

Results of Operations for the Three Months Ended March 31, 2018 and March 31, 2017

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended March 31,
	2018	2017	% Change
Net Production:
Oil (Bbl)	1,354,602	1,014,095	34%
Natural Gas and NGLs (Mcf)	1,589,514	1,096,971	45%
Total (Boe)	1,619,521	1,196,924	35%

Net Sales:
Oil Sales	$79,143,313	$44,339,147	79%
Natural Gas and NGL Sales	7,737,501	4,509,075	72%
Gain (Loss) on Derivative Instruments, Net	(20,271,451)	16,960,883	(220)%
Other Revenue	4,100	7,742	(47)%
Total Revenues	66,613,463	65,816,847	1%

Average Sales Prices:
Oil (per Bbl)	$58.43	$43.72	34%
Effect of Gain on Settled Derivatives on Average Price (per Bbl)	(6.00)	(0.09)	6,567%
Oil Net of Settled Derivatives (per Bbl)	52.43	43.63	20%
Natural Gas and NGLs (per Mcf)	4.87	4.11	19%
Realized Price on a Boe Basis Including all Realized Derivative Settlements	48.63	40.73	19%

Operating Expenses:
Production Expenses	$12,488,422	$11,674,348	7%
Production Taxes	7,922,314	4,461,265	78%
General and Administrative Expense	1,666,875	3,608,943	(54)%
Depletion, Depreciation, Amortization and Accretion	18,630,629	12,828,143	45%

Costs and Expenses (per Boe):
Production Expenses	$7.71	$9.75	(21)%
Production Taxes	4.89	3.73	31%
General and Administrative Expense	1.03	3.02	(66)%
Depletion, Depreciation, Amortization and Accretion	11.50	10.72	7%
Net Producing Wells at Period End	234.7	214.6	9%

Oil and Natural Gas Sales

In the first quarter of 2018, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 78% as compared to the first quarter of 2017, driven by a 32% increase in realized prices, excluding the effect of settled derivatives, and a 35% increase in production. The higher average realized price in the first quarter of 2018 as compared to the same period in 2017 was principally driven by higher average NYMEX oil and natural gas prices and a lower oil price differential. Oil price differential during the first quarter of 2018 was $4.46 per barrel, as compared to $8.06 per barrel in the first quarter of 2017.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells.  Increased development and acquisition activities combined with improved performance from enhanced completions helped drive a 35% increase in production levels in the first quarter of 2018 compared to the same period in 2017.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production. Our gain (loss) on derivative instruments, net was a loss of $20.3 million in the first quarter of 2018, compared to a gain of $17.0 million in the first quarter of 2017. Gain (loss) on derivative instruments, net is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period end.

For the first quarter of 2018, we realized a loss on settled derivatives of $8.1 million, compared to a $0.1 million loss for the first quarter of 2017. The increase in the loss on settled derivatives was due to a larger spread between our average settlement price and the average NYMEX oil price in the first quarter of 2018 compared to the same period of 2017. During the first quarter of 2018, the derivative settlements included 0.9 million barrels of oil at an average settlement price of $53.42 per barrel as compared to the first quarter of 2017 which included 0.6 million barrels of oil at an average settlement price of $51.74 per barrel. The average NYMEX oil price for the first quarter of 2018 was $62.89 compared to $51.78 for the first quarter of 2017. Our average realized price (including all cash derivative settlements) in the first quarter of 2018 was $48.63 per Boe compared to $40.73 per Boe in the first quarter of 2017. The gain (loss) on settled derivatives decreased our average realized price per Boe by $5.02 in the first quarter of 2018 and decreased our average realized price per Boe by $0.08 in the first quarter of 2017.

Mark-to-market derivative gains and losses was a loss of $12.1 million in the first quarter of 2018, compared to a gain of $17.1 million in the first quarter of 2017. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Any gains on our derivatives are expected to be offset by lower wellhead revenues in the future, and any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At March 31, 2018, all of our derivative contracts were recorded at their fair value, which was a net liability of $42.3 million, an increase of $12.1 million from the $30.2 million net liability recorded as of December 31, 2017. The increase in the net liability at March 31, 2018 as compared to December 31, 2017 was primarily due to an increase in the forward oil price on our open oil derivative contracts relative to the contract price on our open oil derivative contracts since December 31, 2017.

Production Expenses

Production expenses were $12.5 million in the first quarter of 2018 compared to $11.7 million in the first quarter of 2017. On a per unit basis, production expenses decreased from $9.75 per Boe in the first quarter of 2017 to $7.71 per Boe in the first quarter of 2018. On an absolute dollar basis, the increase in our production expenses in the first quarter of 2018 as compared to the first quarter of 2017 was primarily due to a 35% increase in production, as well as a 9% increase in the total number of net producing wells, which was partially offset by lower processing and transportation costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $7.9 million in the first quarter of 2018 compared to $4.5 million in the first quarter of 2017. The increase is due to higher commodity prices and higher production levels, which increased our oil and natural gas sales in the first quarter of 2018 as compared to the first quarter of 2017. As a percentage of oil and natural gas sales, our production taxes were 9.1% in both the first quarter of 2018 and 2017.

General and Administrative Expenses

General and administrative expenses were $1.7 million in the first quarter of 2018 compared to $3.6 million in the first quarter of 2017. The decrease was due to a $1.6 million reduction in compensation expense, primarily driven by reduced incentive compensation and a $1.2 million reversal of non-cash share based compensation expense in connection with the resignation of our former interim chief executive officer and chief financial officer. Additionally, legal and professional fees were $0.3 million lower in the first quarter of 2018 compared to the first quarter of 2017.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $18.6 million in the first quarter of 2018 compared to $12.8 million in the first quarter of 2017. Depletion expense, the largest component of DD&A, increased by $5.8 million in the first quarter of 2018 compared to the first quarter of 2017. The aggregate increase in depletion expense was driven by a 35% increase in production levels and an 8% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $11.39 per Boe in the first quarter of 2018 compared to $10.58 per Boe in the first quarter of 2017. The higher depletion rate per Boe was primarily driven by increased well costs from higher intensity completion techniques, which was partially offset by an increase in our oil and natural gas reserves. Depreciation, amortization and accretion was $0.2 million in both the first quarter of 2018 and 2017. The following table summarizes DD&A expense per Boe for the first quarter of 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change	Change
Depletion	$11.39	$10.58	$0.81	8%
Depreciation, Amortization and Accretion	0.11	0.14	(0.03)	(21)%
Total DD&A Expense	$11.50	$10.72	$0.78	7%

Interest Expense

Interest expense, net of capitalized interest, was $23.1 million for the first quarter of 2018 compared to $16.3 million in the first quarter of 2017. The increase in interest expense for the first quarter of 2018 compared to the first quarter of 2017 was primarily due to higher levels of debt between periods, a lower amount of capitalized interest cost and a higher interest rate on the term loan credit agreement that was completed in November 2017 as compared to borrowings under our prior revolving credit facility.

Income Tax Provision

During the first quarter of 2018 and 2017, no income tax expense (benefit) was recorded on the income (loss) before income taxes due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization. For further discussion of our valuation allowance, see Note 9 to our financial statements.

Non-GAAP Financial Measures

We define Adjusted Net Income as net income (loss) excluding (gain) loss on the mark-to-market of derivative instruments, net of tax. Our Adjusted Net Income for the first quarter of 2018 was $11.3 million (representing approximately $0.17 per diluted share), compared to a loss of $0.1 million (representing approximately $0.00 per diluted share) for the first quarter of 2017. The increase in Adjusted Net Income is primarily due to higher commodity prices and significantly higher production levels, which were partially offset by higher production expenses.

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization and accretion, (iv) (gain) loss on the mark-to-market of derivative instruments and (v) non-cash share based compensation expense. Adjusted EBITDA for the first quarter of 2018 was $56.0 million, compared to Adjusted EBITDA of $29.6 million for the first quarter of 2017. The increase in Adjusted EBITDA is primarily due to significantly higher production levels and higher commodity prices, which were partially offset by higher production expenses.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended March 31,
	2018	2017
Net Income	$2,965,097	$16,940,523
Add:
Impact of Selected Items:
(Gain) Loss on the Mark-to-Market of Derivative Instruments	12,141,314	(17,056,542)
Selected Items, Before Income Taxes	12,141,314	(17,056,542)
Income Tax of Selected Items(1)	(3,853,035)	46,656
Selected Items, Net of Income Taxes	8,288,279	(17,009,886)
Adjusted Net Income (Loss)	$11,253,376	$(69,363)

Weighted Average Shares Outstanding – Basic	65,215,148	61,446,156
Weighted Average Shares Outstanding – Diluted	65,382,772	61,972,123

Net Income Per Common Share – Basic	$0.05	$0.28
Add:
Impact of Selected Items, Net of Income Taxes	0.12	(0.28)
Adjusted Net Income (Loss) Per Common Share – Basic	$0.17	$—

Net Income Per Common Share – Diluted	$0.05	$0.27
Add:
Impact of Selected Items, Net of Income Taxes	0.12	(0.27)
Adjusted Net Income (Loss) Per Common Share – Diluted	$0.17	$—

______________

(1)
For the 2018 column, this represents a tax impact using an estimated tax rate of 25.5%, which includes a $0.8 million adjustment for a reduction in valuation allowance for the three months ended March 31, 2018. For the 2017 column, this represents a tax impact using an estimated tax rate of 38.3%, which includes a $6.5 million adjustment for a reduction in valuation allowance for the three months ended March 31, 2017.

Reconciliation of Adjusted EBITDA

	Three Months Ended March 31,
	2018	2017
Net Income	$2,965,097	$16,940,523
Add:
Interest Expense	23,106,761	16,303,805
Income Tax Benefit	—	—
Depreciation, Depletion, Amortization and Accretion	18,630,629	12,828,143
Non-Cash Share Based Compensation	(885,845)	622,622
(Gain) Loss on the Mark-to-Market of Derivative Instruments	12,141,314	(17,056,542)
Adjusted EBITDA	$55,957,956	$29,638,551

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

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 84% and 85% of our total production volumes in the first quarter of 2018 and 2017, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We continue to maintain a robust hedging program as required under our term loan credit agreement to partially mitigate volatility in the price of crude oil with respect to a portion of our expected oil production. In 2017, we hedged approximately 62% of our crude oil production and for the three months ended March 31, 2018, we hedged approximately 64% of our crude oil production.

The low commodity price environment of the last several years has adversely affected our business, financial position, results of operations and cash flow. During this time, we have taken steps to mitigate the effects of these lower prices, including: implementing cost savings initiatives, adjusting the Company’s capital expenditure budget, reviewing possible divestitures, and other actions. In addition, in November 2017 we entered into a new term loan credit agreement with TPG Specialty Lending, Inc. and the lenders party thereto, which addressed the near-term maturity of our prior revolving credit facility and eliminated the potential degradation in liquidity caused by the previous facility’s borrowing base re-determination feature. The term loan credit agreement has provided us with additional liquidity and financial flexibility to explore investment in asset development, M&A opportunities, and meet our near- and medium-term financial obligations.
As of March 31, 2018, we had $300.0 million of borrowings on the term loan credit agreement, leaving $100.0 million of additional committed borrowing availability under the facility, as described in more detail below under “Term Loan Credit Facility.” At March 31, 2018, we also had $700.0 million aggregate principal amount of outstanding 8.0% senior unsecured notes due June 1, 2020 (the “Notes”), as described below under “8.000% Senior Notes due 2020.”
After the closing of the term loan credit facility in November 2017, we continued to focus on reducing our outstanding debt and extending our maturities while maintaining liquidity, as well as to analyze transactions in an effort to further mitigate the effects of depressed commodity prices. This included discussions and negotiations with certain holders (the “Supporting Noteholders”) of approximately $497 million, or 71%, of the aggregate principal amount of our Notes (the “Outstanding Notes”). On January 31, 2018, we entered into an exchange agreement (that was subsequently amended on each of March 20, 2018 and April 2, 2018) with the Supporting Noteholders, pursuant to which the Supporting Noteholders have agreed to exchange all of the Outstanding Notes held by each such Supporting Noteholder for approximately $155 million of our common stock and approximately $344 million in aggregate principal amount of new senior secured second lien notes due 2023 (the “Second Lien Notes”) (such proposed exchange, including the conditions thereto (including the Equity Raise (as defined below)), the “Exchange Transaction”).
The consummation of the exchange agreement, and the obligations of the Supporting Noteholders to exchange their Outstanding Notes, are subject to the conditions set forth in the exchange agreement, including: (a) we raise at least $140 million in gross cash proceeds from the sale of our common stock (the “Equity Raise”); (b) we reincorporate in the State of Delaware; (c) we receive shareholder approvals for the issuance of shares in connection with the Exchange Transaction; (d) we obtain the requisite consent of the lenders under our term loan credit agreement (including pursuant to an amendment to the terms thereof) to permit the Exchange Transaction; and (e) the agent under the term loan credit agreement and the trustee for the Second Lien Notes enter into a customary intercreditor agreement.

The Exchange Transaction is intended to reduce our outstanding indebtedness, extend our maturities and strengthen our liquidity position. We are working to satisfy the conditions necessary to consummate the Exchange Transaction. Significantly, we believe we have effectively satisfied the Equity Raise requirement by virtue of (i) proceeds from our underwritten public offering of common stock completed in April 2018 (see Note 12), and (ii) expected proceeds from subscription agreements with certain parties (see Note 5), which are also contingent upon closing of the exchange agreement.

With cash flow from operations coupled with our term loan credit agreement we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. Any significant acquisition of additional properties or significant increase in drilling activity may require us to seek additional capital.  We may also choose to seek additional financing from the capital markets rather than utilize our existing liquidity sources to fund such activities.  We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all.

We continually seek to maintain a financial profile that provides operational flexibility. However, a decline in our realized commodity price could have a negative impact on our ability to raise additional capital and/or maintain our desired levels of liquidity. At March 31, 2018, we had $980.8 million of total debt outstanding, $488.8 million of stockholders’ deficit, and $89.5 million of cash on hand.  Additionally, at March 31, 2018, there was $100.0 million of committed borrowing availability under our term loan credit agreement.

The increase in oil prices that we’ve experienced since late 2017 has increased our cash flows from operating activities, however, a return to sustained lower oil prices could significantly reduce or eliminate our planned capital expenditures.  If production is not replaced through the acquisition or drilling of new wells our production levels will lower due to the natural decline of production from existing wells.  Reduced production levels combined with low commodity prices would lower cash flow from operations and could adversely affect our ability to meet our term loan credit agreement covenant requirements. While we are currently in compliance with our financial covenants under the term loan credit agreement at March 31, 2018, there is no assurance we will be able to maintain compliance in the future.

In 2018, higher commodity prices have increased our development activities and caused our cash spend for development and acquisition activities to exceed our cash flow from operations by $12.5 million for the three months ended March 31, 2018. Rig activity levels in 2018 have increased from 2017 levels and nearly all of the wells utilize higher intensity completions. The improvements in per well productivity resulting from these newer completion techniques has caused us to increase our 2018 development spending compared to 2017.

Our recent capital commitments have been to fund drilling in the Williston Basin and, to a lesser extent, fund acreage acquisitions.   We expect to fund our near-term capital requirements and working capital needs with cash on hand, cash flows from operations and available borrowing capacity under our term loan credit agreement.  Our capital expenditures could be curtailed if our cash flows decline from expected levels.  Because production from existing oil and natural gas wells declines over time, reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future.

Working Capital

Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, collection of receivables, expenditures related to our development and production operations and the impact of our outstanding derivative instruments.

At March 31, 2018, we had a working capital deficit of $0.9 million, compared to a surplus of $29.2 million at December 31, 2017. Current assets decreased by $5.7 million and current liabilities increased by $24.4 million at March 31, 2018, compared to December 31, 2017. The decrease in current assets is primarily due to a lower cash balance as a result of our cash spend for development and acquisition activities, which exceeded our cash flow from operations by $12.5 million partially offset by higher accounts receivable due to higher commodity prices and production levels. The increase in current liabilities is primarily due to a $14.0 million increase in accrued interest on our senior notes because interest payments are due on June 1st and December 1st of each year, a $8.1 million increase in derivative instruments due to forward oil price changes, and a $2.0 million increase in accounts payable mainly attributable to an increase in our accrued drilling costs as a result of the growth of our in-process well inventory.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts. Our cash flows from operations also are impacted by changes in working capital. Any payments due to counterparties under our derivative contracts are generally funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under the term loan credit agreement. As of March 31, 2018, we had entered into derivative swap contracts hedging 2.2 million barrels of oil for the remainder of 2018 at an average price of $53.33 per barrel, 2.2 million barrels of oil in 2019 at an average price of $52.64 per barrel, 1.4 million barrels of oil in 2020 at an average price of $50.77 per barrel, 0.3 million barrels of oil in 2021 at an average price of $52.72 per barrel.

Our cash flows for the three months ended March 31, 2018 and 2017 are presented below:

	Three Months Ended March 31,
	2018	2017
	(in thousands, unaudited)
Net Cash Provided by Operating Activities	$45,521	$29,716
Net Cash Used for Investing Activities	(58,022)	(20,271)
Net Cash Provided by (Used for) Financing Activities	(210)	(10,412)
Net Change in Cash	$(12,710)	$(967)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2018 was $45.5 million, compared to $29.7 million in the same period of the prior year. This increase was due to higher realized prices (including the effect of settled derivatives) and higher production levels, which was partially offset by higher interest costs. Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our statements of cash flows) in the three months ended March 31, 2018 was an increase of $11.2 million compared to an increase of $15.2 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the three months ended March 31, 2018 and 2017 was $58.0 million and $20.3 million, respectively. The increase in cash used in investing activities for the first three months of 2018 as compared to the same period of 2017 was attributable to higher development spending. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $85.1 million and $57.1 million at March 31, 2018 and 2017, respectively, as a result of increased activity in the Williston Basin.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the three months ended March 31, 2018, our capitalized costs incurred for oil and natural gas properties (e.g., drilling and completion costs and other capital expenditures) amounted to $55.9 million, while the actual cash spend in this regard amounted to $58.0 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the three months ended March 31, 2018 and 2017 are summarized in the following table:

	Three Months Ended March 31,
	2018	2017
	(in millions, unaudited)
Drilling and Completion Costs	$55.7	$19.7
Acreage and Related Activities	2.2	0.5
Other Capital Expenditures	0.1	0.1
Total	$58.0	$20.3

Cash Flows from Financing Activities

Net cash used for financing activities was $0.2 million and $10.4 million during the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, cash used for financing activities was primarily related to the remittance of taxes related to employee stock vestings. For the three months ended March 31, 2017, cash used for financing activities was primarily related to repayments of borrowings under our prior revolving credit facility. Our long-term debt at March 31, 2018 was $980.8 million, which was comprised of $692.8 million in senior unsecured notes and $288.0 million of borrowings under our term loan credit facility. As of March 31, 2018, we had $100.0 million of available borrowing capacity under our term loan credit facility.

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

A portion of the proceeds from the Initial Loans were used on the Effective Date to repay in its entirety borrowings outstanding under our prior revolving credit facility.

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

We were in compliance with our financial covenants under the term loan credit facility at March 31, 2018.

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

Since June 1, 2017, we have been authorized to redeem some or all of the Notes at redemption prices (expressed as percentages of principal amount) equal to 102% plus accrued and unpaid interest to the redemption date. Beginning on June 1, 2018, the applicable redemption price will equal the principal amount, plus accrued and unpaid interest to the redemption date.

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

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.  While we do not currently expect business costs to materially increase, higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel.   The recent improvement in the commodity price environment has increased development activities which has increased service costs.  If the Williston Basin development activities remain at the current levels, we expect business costs will increase 5-10% in 2018 due to increased demand for materials, services and personnel.

Contractual Obligations and Commitments

Our material long-term debt obligations, capital lease obligations and operating lease obligations or purchase obligations as of December 31, 2017 are included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Significant Accounting Policies

Our critical accounting policies involving significant estimates include impairment testing of natural gas and crude oil production properties, asset retirement obligations, revenue recognition, derivative instruments and hedging activity, and income taxes.  There were no material changes in our critical accounting policies involving significant estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

A description of our critical accounting policies was provided in Note 2 to our financial statements provided in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and, except as set forth below, have not materially changed since that report was filed.

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

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs have been funded by cash from operations or borrowings under our term loan credit agreement.  As of March 31, 2018, we have entered into derivative swap agreements covering 2.2 million barrels of oil for the remainder of 2018 at an average price of $53.33 per barrel, 2.2 million barrels of oil in 2019 at an average price of $52.64 per barrel, 1.4 million in 2020 at an average price of $50.77 and 0.3 million in 2021 at an average price of $52.72 per barrel.

The following table reflects open commodity swap contracts as of March 31, 2018, the associated volumes and the corresponding fixed price.

Settlement Period	Oil (Barrels)	Fixed Price ($)
Swaps-Crude Oil
04/01/18 – 08/31/18	100,000	49.99
04/01/18 – 08/31/18	100,000	50.04
04/01/18 – 08/31/18	100,000	49.99
04/01/18 – 08/31/18	100,000	50.17
04/01/18 – 09/30/18	180,000	53.99
04/01/18 – 09/30/18	180,000	53.99
04/01/18 – 09/30/18	183,000	55.19
04/01/18 – 12/31/18	135,000	53.30
04/01/18 – 12/31/18	275,000	54.80
04/01/18 – 12/31/18	275,000	54.09
04/01/18 – 12/31/18	275,000	54.42
10/01/18 – 12/31/18	92,000	52.50
10/01/18 – 12/31/18	92,000	52.55
10/01/18 – 12/31/18	46,000	54.50
10/01/18 – 12/31/18	92,000	52.50
01/01/19 – 03/31/19	45,000	54.22
01/01/19 – 03/31/19	63,000	53.65
01/01/19 – 12/31/19	365,000	51.05
01/01/19 – 12/31/19	365,000	51.05
01/01/19 – 12/31/19	182,500	52.70
01/01/19 – 12/31/19	365,000	51.05
01/01/19 – 12/31/19	182,500	52.15
01/01/19 – 12/31/19	182,500	52.75
01/01/19 – 12/31/19	219,000	57.30
01/01/19 – 06/30/19	108,600	57.90
04/01/19 – 06/30/19	45,500	53.59
04/01/19 – 06/30/19	36,400	53.10
07/01/19 – 09/30/19	46,000	53.07
07/01/19 – 09/30/19	9,200	52.65
01/01/20 – 03/31/20	27,300	51.81
01/01/20 – 03/31/20	45,500	54.05
01/01/20 – 03/31/20	45,500	54.25
01/01/20 – 03/31/20	27,300	54.65
01/01/20 – 12/31/20	366,000	49.77
01/01/20 – 12/31/20	183,000	51.30
01/01/20 – 12/31/20	109,800	51.70
01/01/20 – 12/31/20	366,000	49.75
01/01/20 – 12/31/20	183,000	51.10
04/01/20 – 06/30/20	9,100	51.50
04/01/20 – 06/30/20	9,100	54.70
01/01/21 – 03/31/21	90,000	52.50
01/01/21 – 03/31/21	90,000	53.00
01/01/21 – 03/31/21	90,000	52.55
01/01/21 – 03/31/21	18,000	53.20

The following table reflects the weighted average price of open commodity swap derivative contracts as of March 31, 2018, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2018	2,225,000	53.33
2019	2,215,200	52.64
2020	1,371,600	50.77
2021 and beyond	288,000	52.72

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8%, while our term loan credit agreement interest rate is floating based on an Adjusted LIBO Rate (subject to a 1% floor) plus 7.75% per annum margin. During the quarter ended March 31, 2018, we had $300.0 million in average outstanding borrowings under our term loan credit agreement at a weighted average rate of 9.5%.  Interest payments are due under the term loan credit agreement in arrears on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the term loan credit agreement.

As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at March 31, 2018 would cost us approximately $3.0 million in additional annual interest expense.

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

As of March 31, 2018, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
January 1, 2018 to January 31, 2018	—	$—	—	$ 108.3 million
Month #2
February 1, 2018 to February 28, 2018	397	2.29	—	108.3 million
Month #3
March 1, 2018 to March 31, 2018	89,204	2.10	—	108.3 million
Total	89,601	$2.10	—	$ 108.3 million

(1)	All shares purchased reflect shares surrendered in satisfaction of tax obligations in connection with the vesting of restricted stock awards.

(2)
In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million shares of our outstanding common stock.  In total, we have repurchased 3,190,268 shares under this program through March 31, 2018 at a weighted average price of $13.06 per share.

Item 6.  Exhibits.

Unless otherwise indicated, all documents incorporated by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 001-33999.

Exhibit No.	Description	Reference
3.1	Amended and Restated Articles of Incorporation of Northern Oil and Gas, Inc. dated June 1, 2016	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2010
4.1	Specimen Stock Certificate of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2012
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012
4.3	Indenture, dated May 18, 2015, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015
10.1	Exchange Agreement, dated January 31, 2018, by and among Northern Oil and Gas, Inc. and the Noteholders party thereto	Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2018
10.2	First Amendment to Exchange Agreement, dated March 20, 2018, by and among Northern Oil and Gas, Inc., and the Noteholders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2018
10.3	Second Amendment to Exchange Agreement, dated April 2, 2018, by and among Northern Oil and Gas, Inc., and the Noteholders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2018
10.4
Limited Waiver and Amendment to Credit Agreement, dated March 18, 2018, by and among Northern Oil and Gas, Inc., the lenders party thereto and TPG Specialty Lending, Inc., as administrative agent and collateral agent
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2018
12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2
Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
32.1
Certification of the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

NORTHERN OIL AND GAS, INC.

Date:	May 7, 2018	By:	/s/ Brandon Elliott
Brandon Elliott, Interim President, Principal Executive Officer

Date:	May 7, 2018	By:	/s/ Chad Allen
Chad Allen, Interim Chief Financial Officer, Chief Accounting Officer, Principal Financial Officer, Principal Accounting Officer