Form 10-Q
period 2018-06-30
NORTHERN OIL & GAS, INC.
filed 2018-08-09
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 001-33999
NORTHERN OIL AND GAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3848122
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 31, 2018, there were 296,692,648 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2018

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2018 AND DECEMBER 31, 2017
(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$200,924,143	$102,183,191
Accounts Receivable, Net	68,273,411	46,851,682
Advances to Operators	416,002	604,977
Prepaid and Other Expenses	5,584,787	2,333,288
Income Tax Receivable	785,016	785,016
Total Current Assets	275,983,359	152,758,154

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	2,754,032,103	2,585,490,133
Unproved	1,829,834	1,699,344
Other Property and Equipment	963,364	981,303
Total Property and Equipment	2,756,825,301	2,588,170,780
Less – Accumulated Depreciation, Depletion and Impairment	(2,155,812,722)	(2,114,951,189)
Total Property and Equipment, Net	601,012,579	473,219,591

Deferred Income Taxes (Note 9)	785,000	785,000
Other Noncurrent Assets, Net	5,301,565	5,490,934

Total Assets	$883,082,503	$632,253,679

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$92,176,052	$93,152,297
Accrued Expenses	5,916,909	6,339,425
Accrued Interest	4,859,913	4,836,112
Debt Exchange Derivative	10,923,000	—
Derivative Instruments	43,644,644	18,681,891
Asset Retirement Obligations	483,365	565,521
Total Current Liabilities	158,003,883	123,575,246

Long-term Debt, Net	834,767,656	979,324,222
Derivative Instruments	28,611,421	11,496,929
Asset Retirement Obligations	9,399,503	8,562,607
Other Noncurrent Liabilities	120,298	135,225

Total Liabilities	$1,030,902,761	$1,123,094,229

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	—	—
Common Stock, Par Value $.001; 450,000,000 Authorized (6/30/2018 – 293,600,269 Shares Outstanding and 12/31/2017 – 66,791,633 Shares Outstanding)	293,600	66,792
Additional Paid-In Capital	886,041,475	449,666,390
Retained Deficit	(1,034,155,333)	(940,573,732)
Total Stockholders’ Deficit	(147,820,258)	(490,840,550)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$883,082,503	$632,253,679
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Oil, Natural Gas, and NGL Sales	$109,046,878	$48,381,006	$195,927,692	$97,229,228
Gain (Loss) on Derivative Instruments, Net	(42,202,788)	16,513,032	(62,474,239)	33,473,915
Other Revenue	1,809	7,844	5,909	15,590
Total Revenues	66,845,899	64,901,882	133,459,362	130,718,733

OPERATING EXPENSES
Production Expenses	14,548,922	12,137,540	27,037,344	23,811,889
Production Taxes	10,131,843	4,439,774	18,054,157	8,901,040
General and Administrative Expenses	3,251,239	4,317,139	4,918,114	7,926,083
Depletion, Depreciation, Amortization and Accretion	22,596,028	13,682,452	41,226,657	26,510,595
Total Operating Expenses	50,528,032	34,576,905	91,236,272	67,149,607

INCOME FROM OPERATIONS	16,317,867	30,324,977	42,223,090	63,569,126

OTHER INCOME (EXPENSE)
Interest Expense, Net of Capitalization	(22,403,373)	(16,428,164)	(45,510,134)	(32,731,970)
Write-off of Debt Issuance Costs	—	(95,135)	—	(95,135)
Loss on the Extinguishment of Debt	(90,832,975)	—	(90,832,975)	—
Other Income	371,783	181	538,418	361
Total Other Income (Expense)	(112,864,565)	(16,523,118)	(135,804,691)	(32,826,744)

INCOME (LOSS) BEFORE INCOME TAXES	(96,546,698)	13,801,859	(93,581,601)	30,742,382

INCOME TAX PROVISION (BENEFIT)	—	—	—	—

NET INCOME (LOSS)	$(96,546,698)	$13,801,859	$(93,581,601)	$30,742,382

Net Income (Loss) Per Common Share – Basic	$(0.49)	$0.22	$(0.71)	$0.50
Net Income (Loss) Per Common Share – Diluted	$(0.49)	$0.22	$(0.71)	$0.50
Weighted Average Shares Outstanding – Basic	196,140,610	61,643,862	131,039,552	61,545,555
Weighted Average Shares Outstanding – Diluted	196,140,610	61,885,952	131,039,552	61,928,799
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(93,581,601)	$30,742,382
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	41,226,657	26,510,595
Amortization of Debt Issuance Costs	2,634,689	1,910,243
Write-off of Debt Issuance Costs	—	95,135
Loss on Extinguishment of Debt	90,832,975	—
Amortization/Accretion of 8% Senior Notes Premium/Discount	172,792	239,798
Deferred Income Taxes	—	—
(Gain) Loss on the Mark-to-Market of Derivative Instruments	42,077,245	(31,228,544)
Share-Based Compensation Expense	579,629	1,497,183
Other	(104,249)	25,856
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(21,232,360)	(144,477)
Prepaid and Other Expenses	(3,251,499)	(1,321,846)
Accounts Payable	4,605,679	1,682,518
Accrued Interest	26,414	(21,652)
Accrued Expenses	(369,485)	(243,356)
Net Cash Provided by Operating Activities	63,616,886	29,743,835

CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and Development Capital Expenditures	(110,720,408)	(40,360,663)
Acquisition of Oil and Natural Gas Properties	(48,974,802)	(2,387,511)
Proceeds from Sale of Oil, Natural Gas, and Other Properties	21,689	171,451
Proceeds from Sale of Other Property and Equipment	46,000	—
Purchases of Other Property and Equipment	(51,954)	—
Net Cash Used for Investing Activities	(159,679,475)	(42,576,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	—	24,000,000
Repayments on Revolving Credit Facility	—	(13,000,000)
Borrowings Under Term Loan Credit Agreement	60,000,000	—
Issuance of Common Stock	141,709,681	—
Debt Issuance Costs Paid	(6,557,191)	(297,392)
Repurchase of Common Stock – Tax Obligations	(348,949)	(546,989)
Net Cash Provided by Financing Activities	194,803,541	10,155,619

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	98,740,952	(2,677,269)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	102,183,191	6,486,098

CASH AND CASH EQUIVALENTS – END OF PERIOD	$200,924,143	$3,808,829
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(UNAUDITED)

	Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
December 31, 2017	66,791,633	$66,792	$449,666,390	$(940,573,732)	$(490,840,550)

Restricted Stock Awards	3,153,302	3,153	—	—	3,153
Equity Issuances, Net of Offering Costs	96,926,019	96,926	141,612,755	—	141,709,681
Debt Exchange Agreements	121,774,822	121,775	279,192,385	—	279,314,160
Acquisition of Oil and Natural Gas Properties	6,000,000	6,000	15,234,000	—	15,240,000
Restricted Stock Forfeitures	(892,086)	(892)	—	—	(892)
Share Based Compensation	—	—	684,740	—	684,740
Restricted Stock Surrenders - Tax Obligations	(153,421)	(154)	(348,795)	—	(348,949)
Net Loss	—	—	—	(93,581,601)	(93,581,601)

June 30, 2018	293,600,269	$293,600	$886,041,475	$(1,034,155,333)	$(147,820,258)
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(UNAUDITED)

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

Northern Oil and Gas, Inc. (the “Company,” “Northern,” “our” and words of similar import), a Delaware corporation, is an independent energy company engaged in the acquisition, exploration, exploitation, development and production of crude oil and natural gas properties.  The Company’s common stock trades on the NYSE American market under the symbol “NOG”.

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

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

The financial information included herein is unaudited which has been derived from the Company’s audited financial statements for the year ended December 31, 2017.  However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

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

Cash and Cash Equivalents

Northern considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.  Cash equivalents consist primarily of interest-bearing bank accounts.  The Company’s cash positions represent assets held in checking and money market accounts.  These assets are generally available on a daily or weekly basis and are highly liquid in nature.  Due to the balances being greater than $250,000, the Company does not have FDIC coverage on the entire amount of bank deposits.  The Company believes this risk is minimal.  In addition, the Company is subject to Security Investor Protection Corporation (“SIPC”) protection on a vast majority of its financial assets.

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting. The Company regularly reviews all aged accounts receivable for collectability and establishes an allowance as necessary for individual balances. Accounts receivable not expected to be collected within the next twelve months are included within Other Noncurrent Assets, Net on the condensed balance sheets.

As of June 30, 2018 and December 31, 2017, the Company included accounts receivable of $5.3 million and $5.5 million, respectively, in Other Noncurrent Assets, Net due to their long-term nature.

The allowance for doubtful accounts at June 30, 2018 and December 31, 2017 was $5.2 million and $5.6 million, respectively.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets. Depreciation expense was $31,668 and $41,313 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $67,185 and $85,787 for the six months ended June 30, 2018 and 2017, respectively.

Oil and Gas Properties

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Capitalized Certain Payroll and Other Internal Costs	$182,081	$240,771	$352,931	$445,644
Capitalized Interest Costs	38,170	33,000	73,235	71,768
Total	$220,251	$273,771	$426,166	$517,412

As of June 30, 2018, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the six months ended June 30, 2018 and 2017, there were no property sales that resulted in a significant alteration.

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

The Company did not have any ceiling test impairment for the three and six months ended June 30, 2018 and 2017, respectively.  Impairment charges affect the Company’s reported net income but do not reduce the Company’s cash flow. If a significantly lower pricing environment reoccurs, the Company expects it could be required to writedown the value of its oil and natural gas properties. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine the Company’s actual ceiling test calculation and impairment analyses in future periods.

Capitalized costs associated with impaired unproved properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method.   Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate.  The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three months ended June 30, 2018 and 2017, the Company expired leases of $1.2 million and $5.9 million, respectively. For the six months ended June 30, 2018 and 2017, the Company expired leases of $5.0 million and $9.6 million, respectively.

Asset Retirement Obligations

The Company accounts for its abandonment and restoration liabilities under Financial Accounting Standards Board (“FASB”) ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”), which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset upon initial recognition.  The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service.  When the liability is initially recorded, the Company increases the carrying amount of oil and natural gas properties by an amount equal to the original liability.  The liability is accreted to its present value each period, and the capitalized cost is depreciated consistent with depletion of reserves.  Upon settlement of the liability or the sale of the well, the liability is reversed.  These liability amounts may change because of changes in asset lives, estimated costs of abandonment or legal or statutory remediation requirements.

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

Debt Issuance Costs

Debt issuance costs include origination, legal and other fees to issue debt in connection with the Company’s term loan credit agreement, senior secured notes, senior unsecured notes and prior revolving credit facility.  These debt issuance costs are amortized over the term of the related financing using the straight-line method, which approximates the effective interest method (see Note 4). The amortization of debt issuance costs for the three months ended June 30, 2018 and 2017 was $1.3 million and $1.0 million, respectively. The amortization of debt issuance costs for the six months ended June 30, 2018 and 2017 was $2.6 million and $1.9 million, respectively.

Bond Premium/Discount on Senior Notes

On May 13, 2013, the Company recorded a bond premium of $10.5 million in connection with the “8.000% Senior Notes Due 2020” (see Note 4).  This bond premium is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.  The amortization of the bond premium for the three months ended June 30, 2018 and 2017 was $0.2 million and $0.4 million, respectively. The amortization of the bond premium for the six months ended June 30, 2018 and 2017 was $0.5 million and $0.7 million, respectively.

On May 18, 2015, the Company recorded a bond discount of $10.0 million in connection with the “8.000% Senior Notes Due 2020” (see Note 4).  This bond discount is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method. The amortization of the bond discount for the three months ended June 30, 2018 and 2017 was $0.2 million and $0.5 million, respectively. The amortization of the bond discount for the six months ended June 30, 2018 and 2017 was $0.7 million and $1.0 million, respectively.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three and six months ended June 30, 2018 and 2017, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two revenue sources which are oil sales and natural gas and NGL sales and only operates in one geographic area, the Williston Basin in North Dakota and Montana. Oil sales for the three months ended June 30, 2018 and 2017 were $101.0 million and $43.5 million, respectively. Natural gas and NGL sales for the three months ended June 30, 2018 and 2017 were $8.0 million and $4.8 million, respectively.

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

The Company operates in the exploration, development and production sector of the crude oil and natural gas industry.  The Company’s receivables include amounts due from purchasers of its crude oil and natural gas production.  While certain of these customers are affected by periodic downturns in the economy in general or in their specific segment of the crude oil or natural gas industry, the Company believes that its level of credit-related losses due to such economic fluctuations have been immaterial.

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

Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the three-year period ended June 30, 2018, driven primarily by the full cost ceiling impairments over that period.  Additionally, the Company’s revenue, profitability and future growth are substantially dependent upon prevailing and future prices for oil and natural gas.  The markets for these commodities continue to be volatile.  Changes in oil and natural gas prices have a significant impact on the value of the Company’s reserves and on its cash flows.  Due to these factors, management has placed a lower weight on the prospect of future earnings in its overall analysis of the valuation allowance.

In determining whether to establish a valuation allowance on the Company’s deferred tax assets, management concluded that the objectively verifiable evidence of cumulative negative earnings for the three-year period ended June 30, 2018, is difficult to overcome with any forms of positive evidence that may exist.  Accordingly, the valuation allowance against the Company’s deferred tax asset at June 30, 2018 and December 31, 2017 was $249.6 million and $227.0 million, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted Average Common Shares Outstanding – Basic	196,140,610	61,643,862	131,039,552	61,545,555
Plus: Potentially Dilutive Common Shares Including Stock Options and Restricted Stock	—	242,090	—	383,244
Weighted Average Common Shares Outstanding – Diluted	196,140,610	61,885,952	131,039,552	61,928,799

Restricted Stock and Stock Options Excluded From EPS Due To The Anti-Dilutive Effect	367,329	575,229	301,721	350,870

As of June 30, 2018 and 2017, potentially dilutive shares from stock option awards were 250,000 and 391,872, respectively. These options were all exercisable at June 30, 2018 and 2017. The Company also has potentially dilutive shares from restricted stock awards outstanding of 3,327,127 and 2,102,264 at June 30, 2018 and 2017, respectively.

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

The Company follows the provisions of FASB ASC 815, “Derivatives and Hedging” as amended. It requires that all derivative instruments be recognized as assets or liabilities on the balance sheet, measured at fair value and marked-to-market at the end of each period.  Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to gain (loss) on derivative instruments, net on the condensed statements of operations.  See Note 11 for a description of the derivative contracts into which the Company has entered.

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Proved oil and natural gas properties accounted for using the full cost method of accounting are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment of other long-lived assets recorded for the three and six months ended June 30, 2018 and 2017.

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Six Months Ended June 30,
	2018	2017
Supplemental Cash Items:
Cash Paid During the Period for Interest	$35,063,530	$30,634,506
Cash Paid During the Period for Income Taxes	—	—

Non-cash Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	80,096,568	65,167,643
Capitalized Asset Retirement Obligations	593,381	862,911
Compensation Capitalized on Oil and Gas Properties	107,372	143,030
Issuance of Common Stock - Acquisitions of Oil and Natural Gas Properties	15,240,000	—

Non-cash Financing Activities:
Exchange transactions - non-cash securities issued:
Issuance of 8.50% Second Lien Notes due 2023	344,279,000	—
Issuance of Common Stock - fair value at issuance date	279,314,160	—

Exchange Transactions - non-cash securities exchanged:
8.00% Unsecured Senior Notes due 2020 - carrying value	(543,683,185)	—

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

In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard's application impact to individual financial statement line items. In March, April, May and December 2016, the FASB issued new guidance in Topic 606, Revenue from Contracts with Customers, to address the following potential implementation issues of the new revenue standard: (a) to clarify the implementation guidance on principal versus agent considerations, (b) to clarify the identification of performance obligations and the licensing implementation guidance and (c) to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company previously followed the sales method of accounting for oil and natural gas production, which is generally consistent with the revenue recognition provision of the new standard. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Based on our evaluation process and review of our arrangements with operators who act as an intermediary and enter into contracts with purchasers who are the ultimate customers, the timing and amount of revenue recognized based on the standard is consistent with our revenue recognition policy under previous guidance. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach, and has expanded its financial statement disclosures in order tocomply with the standard. The Company has processes and controls to ensure we recognize revenue in accordance with the appropriate accounting treatment and to generate the disclosures required under the new standard in the first quarter of 2018.  We have determined the adoption of the standard did not have a material impact on our results of operations, cash flows, or financial position.

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

In May 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services.  This guidance will better align the treatment of share-based payments to nonemployees with the requirements for such share-based payments granted to employees.  This guidance is effective for all public entities for fiscal years beginning after December 15, 2018, including interim periods within that year.  The Company is currently in the process of evaluating this new standard update.

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying condensed statements of operations from the closing date of the acquisition.  Purchase prices are allocated to acquired assets based on their estimated fair value at the time of the acquisition.  Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.  Development capital expenditures and purchases of properties that were in accounts payable and not yet paid in cash at June 30, 2018 and December 31, 2017 were approximately $80.1 million and $85.0 million, respectively.

Acquisitions

On April 25, 2018, the Company entered into a purchase and sale agreement with Salt Creek Oil and Gas, LLC, to acquire 64 gross, 5.5 net producing (PDP) wells, 31 gross, 1.5 net drilling and completing (PDNP) wells and 1,319 net acres located in McKenzie and Mountrail counties of North Dakota in the Company’s core development area. The acquisition expanded the Company’s footprint in the core of the Williston Basin.  On June 4, 2018, the Company closed the transaction for consideration of $60.0 million which is comprised of $44.7 million of cash consideration and $15.2 million of common stock consideration.  The results of operations from the June 4, 2018 closing date through June 30, 2018, represented approximately $1.7 million of revenue and $0.3 million of direct operating expenses.  No material transaction costs were incurred in connection with this purchase and there was no goodwill recorded from this acquisition. The following table reflects a preliminary estimate of the fair values of the net assets and liabilities as of the date of acquisition, which are subject to customary post-closing adjustments, during the period ended June 30, 2018:

(in thousands)
Fair value of net assets:
Proved oil and natural gas properties	$59,978
Asset retirement cost	154
Total assets acquired	60,132
Asset retirement obligations	(154)
Net assets acquired	$59,978

Fair value of consideration paid for net assets:
Cash consideration	$44,738
Issuance of common stock (6 million shares at $2.54 per share)	15,240
Total fair value of consideration transferred	$59,978

Unproved Properties

All properties that are not classified as proved properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion. Once a property is classified as proved, all associated acreage and drilling costs are subject to depletion.

The Company historically has acquired its properties by purchasing individual or small groups of leases directly from mineral owners, from landmen, or lease brokers, which leases historically have not been subject to specified drilling projects, and by purchasing lease packages in identified project areas controlled by specific operators.  The Company generally participates in drilling activities on a heads up basis by electing whether to participate in each well on a well-by-well basis at the time wells are proposed for drilling.

Unproved properties not being amortized comprise approximately 11,371 net acres and 14,377 net acres of undeveloped leasehold interests at June 30, 2018 and December 31, 2017, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  For the six months ended June 30, 2018 and 2017, the Company included $0.1 million and $0.1 million, respectively, related to expiring leases within costs subject to the depletion calculation.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	June 30, 2018
	Principal Balance	Unamortized Net Discount	Debt Issuance Costs, Net	Long-term Debt, Net
8% Senior Notes	$149,560,000	$(218,413)	$(1,159,378)	148,182,209
Second Lien Notes	344,279,000	—	(4,810,488)	339,468,512
Term Loan Credit Agreement	360,000,000	—	(12,883,065)	347,116,935
Total	$853,839,000	$(218,413)	$(18,852,931)	$834,767,656

	December 31, 2017
	Principal Balance	Unamortized Net Discount	Debt Issuance Costs, Net	Long-term Debt, Net
8% Senior Notes	$700,000,000	$(1,197,954)	$(6,847,557)	691,954,489
Term Loan Credit Agreement	300,000,000	—	(12,630,267)	287,369,733
Total	$1,000,000,000	$(1,197,954)	$(19,477,824)	$979,324,222

Exchange Agreements
On January 31, 2018, Northern entered into an exchange agreement (as amended, the “Exchange Agreement”) with holders (the “Supporting Noteholders”) of approximately $496.7 million, or 71%, of the aggregate principal amount of the Company’s outstanding 8.000% Senior Notes due June 1, 2020 (the “Outstanding Notes”), pursuant to which the Supporting Noteholders agreed to exchange all of the Outstanding Notes held by each such Supporting Noteholder for approximately $155.0 million of the Company’s common stock and approximately $344.3 million in aggregate principal amount of new 8.500% Senior Secured Second Lien Notes due 2023 (the “Second Lien Notes”) (such exchange, the “Exchange Transaction”).

On May 15, 2018 (the “Exchange Closing Date”), pursuant to the Exchange Agreement, the Company completed the Exchange Transaction and issued 103,249,915 shares of common stock and $344.3 million of Second Lien Notes in exchange for the Outstanding Notes. Separately, but in connection with the Exchange Transaction, the Company and certain investors had previously entered into subscription agreements (the “Subscription Agreements”) whereby such investors agreed to purchase up to $52.0 million of common stock at $1.50 per share. Pursuant to the Subscription Agreements, on the Exchange Closing Date, the Company issued 34,666,668 shares of common stock to such investors.

In June 2018, the Company entered into five independent, separately negotiated exchange agreements with holders of the Company’s 8.000% Senior Notes due June 1, 2020 (the “2020 Notes”). Pursuant to each such exchange agreement, the Company agreed to issue the holder shares of its common stock in exchange for certain 2020 Notes held by such holder. In total, during the three months ended June 30, 2018, the Company issued 18.5 million shares of common stock in exchange for $53.8 million in principal amount of the 2020 Notes pursuant to these five agreements. Pursuant to each of these exchange agreements, with the exception of one covering $3.0 million principal amount of 2020 Notes, the Company subjected the holders to a restricted sale period on the shares of common stock issued to them. These restricted sale periods are of varying lengths and subject to varying exceptions. Generally, if at the end of the applicable restricted sale period the Company’s common stock trades below specified levels, the Company may be required to pay the applicable holder additional consideration either in the form of cash or additional shares of common stock. The value of this liability is carried on the Company’s balance sheet as the derivative exchange liability, the value of which is based on Monte Carlo simulations which considered various inputs including (i) the Company’s common stock price, (ii) risk-free rates based on U.S. Treasury rates, (iii) volatility of the Company’s common stock, and (iv) expected average daily trading volumes. As of June 30, 2018, the Company’s debt exchange derivative liability related to these agreements was $10.9 million. However, these provisions in the exchange agreements are subject to exceptions and contingencies which can reduce or terminate this liability for the Company.

Term Loan Credit Agreement

On November 1, 2017 (the “Effective Date”), the Company entered into a term loan credit agreement with TPG Specialty Lending, Inc., as administrative agent and collateral agent (in such capacities, the “Agent”), and the lenders from time to time party thereto. The term loan credit agreement, as amended, provides for the issuance of an aggregate principal amount of up to $500,000,000 in term loans to the Company, consisting of (i) $300,000,000 in initial term loans that were made on the Effective Date (the “Initial Loans”), (ii) $100,000,000 in delayed draw term loans available to the Company, subject to satisfaction of certain conditions precedent described therein, for a period of 18 months after the Effective Date (the “Delayed Draw Loans”), and (iii) up to $100,000,000 in incremental term loans on an uncommitted basis and subject, among other things, to one or more lenders agreeing in the future to make such loans (the “Incremental Loans”) (the Initial Loans, Delayed Draw Loans and the Incremental Loans, collectively, the “Loans”). Amounts borrowed and repaid under the term loan credit agreement may not be reborrowed. All borrowings under the term loan credit agreement will mature on November 1, 2022. In addition to the $300.0 million in Initial Loans, the Company borrowed $60.0 million of Delayed Draw Loans on May 15, 2018. Pursuant to the terms of the 2L Indenture (described below), the Company cannot currently borrow in excess of $400.0 million under the term loan credit agreement.

Borrowings under the term loan credit agreement bear interest at a rate per annum equal to the “Adjusted LIBO Rate” (subject to a 1.00% floor) plus a 7.75% per annum margin. The “Adjusted LIBO Rate” is equal to the product of: (i) three-month LIBOR multiplied by (ii) the statutory reserve rate. Upon the occurrence and continuance of an event of default all outstanding Loans shall bear interest at a rate equal to 3.00% per annum plus the then-effective rate of interest. Interest is payable on the last business day of each March, June, September and December.

A commitment fee will be paid on the unused amount of the delayed draw commitments based on an annual rate of 2.00% (the “Commitment Fee”). The term loan credit agreement also requires the Company to prepay the loans with 100.00% of the net cash proceeds received from certain asset sales, swap terminations, incurrences of borrowed money indebtedness, equity issuances, casualty events and extraordinary receipts, subject to certain exceptions and specified reinvestment rights. Prepayments (including mandatory prepayments), terminations, refinancing, reductions and accelerations under the term loan credit agreement are subject to the payment of a yield maintenance amount for any such prepayment, termination, refinancing, reduction or acceleration occurring prior to May 15, 2020 (or, with respect to any Delayed Draw Loan, prior to the two-year anniversary of the funding of such Delayed Draw Loan) that allows the lenders to attain approximately the same yield as if such Loan remained outstanding for the entire two-year period, as applicable, plus a call protection amount equal to the product of the principal amount of Loans so prepaid, terminated, refinanced, reduced or accelerated multiplied by (i) 4.0% for any such prepayment, termination, refinancing, reduction or acceleration occurring, (A) with respect to the Initial Loans, on or prior to May 15, 2021, or (B) with respect to Delayed Draw Loans, on or prior to the 36-month anniversary of the funding of such Delayed Draw Loan, or (ii) 2.0% for any such prepayment, termination, refinancing, reduction or acceleration occurring, (A) with respect to the Initial Loans, after May 15, 2021 and on or prior to May 15, 2022, or (B) with respect to Delayed Draw Loans, after the 36-month anniversary but on or prior to the 48-month anniversary of the funding of such Delayed Draw Loan, in each case, as set forth in the term loan credit agreement. Additionally, to the extent that the Loans are refinanced in full or the delayed draw commitments are terminated or reduced prior to the date that is 18 months after the Effective Date, the Company will be required to pay a yield maintenance amount in respect of the Commitment Fee that would have accrued on the delayed draw commitments as set forth in the term loan credit agreement.

The term loan credit agreement contains negative covenants that limit the Company’s ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of our business or operations, merge, consolidate, or make certain types of investments and require the outstanding principal amount of the Company’s 8.00% senior unsecured notes due 2020 to be no more than $30.0 million by March 1, 2020. In addition, the term loan credit agreement requires that the Company comply with the following financial covenants: (i) as of any date of determination, the ratio of Total PDP PV-10 (as defined in the term loan credit agreement) plus the aggregate amount of all unrestricted cash and cash equivalents (in accounts subject to control agreements) to the amount of Senior Secured Debt (as defined in the term loan credit agreement) shall not be less than 1.30 to 1.00, (ii) as of the last day of any fiscal quarter, the ratio of Net Senior Secured Debt (as defined in the term loan credit agreement) to EBITDAX (as defined in the term loan credit agreement) for the period of four fiscal quarters then ending on such day will not be greater than 3.75 to 1.00 and (iii) as of any date of determination the Company’s unrestricted cash and cash equivalents (in accounts subject to control agreements) plus the aggregate undrawn delayed draw commitments available to the Company shall not be less than $20.0 million.

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

The Company’s obligations under the term loan credit agreement are secured by mortgages on substantially all of the oil and gas properties of the Company subject to the limitations set forth in the term loan credit agreement. In connection with the term loan credit agreement, the Company entered into a guaranty and collateral agreement in favor of the Agent for the secured parties, pursuant to which the obligations of the Company under the term loan credit agreement and any swap agreements entered into with swap counterparties are secured by a first-priority security interest in substantially all of the assets of the Company.

On May 15, 2018, in connection with the Exchange Transaction, the Company entered into a second amendment to the term loan credit agreement (the “Second Amendment”) . The Second Amendment revised the call protection and yield maintenance provisions to provide as described above, and also revised certain covenants in the term loan credit agreement to reflect the covenants in the 2L Indenture (as defined below).

Second Lien Notes

On May 15, 2018 (the “2L Closing Date”), the Company issued Second Lien Notes with an aggregate principal amount of $344.3 million. The terms of the Second Lien Notes include those stated in the Indenture entered into by the Company and Wilmington Trust, National Association, as trustee (the “2L Indenture”), on the 2L Closing Date. The Second Lien Notes are the senior secured obligations of the Company and rank equal in right of payment to all existing and future senior indebtedness of the Company and its subsidiaries. The Second Lien Notes are secured by second priority security interests in substantially all assets of the Company, subject to the exceptions set forth in the Company’s existing term loan credit agreement and certain customary post-closing delivery periods. The Second Lien Notes will be guaranteed by all of the Company’s direct and indirect subsidiaries that guarantee indebtedness under any other indebtedness for borrowed money of the Company or any of the Company’s subsidiary guarantors. As of June 30, 2018, the Company does not have any subsidiaries. The Second Lien Notes will mature on May 15, 2023.

Interest on the Second Lien Notes will accrue at a rate of 8.500% per annum payable in cash quarterly in arrears on first day of each calendar quarter. Beginning on July 1, 2018, the interest rate will be increased by 1.000% per annum, which increase shall be payable in kind (the “PIK Component”). Commencing with the fiscal quarter ending June 30, 2018, if the Company’s total debt to EBITDAX ratio is (i) less than 3.00 to 1.00 as of the end of the fiscal quarter, the PIK Component shall cease accruing effective as of the next interest payment date, or (ii) greater than or equal to 3.00 to 1.00 as of the last day of such fiscal quarter or if the Company fails to deliver financial statements, the PIK Component shall continue to accrue (or, if then not accruing, automatically commence accruing as of the next interest payment date) and be payable quarterly. Additionally, if the Company incurs junior lien or unsecured debt with a cash interest rate in excess of 9.500%, the cash rate on the Second Lien Notes will be increased by such excess. Default interest will be payable in cash on demand at the then applicable interest rate plus 3.000% per annum.

The Company may redeem all or a portion of any of the Second Lien Notes at the following redemption prices during the following time periods (plus accrued and unpaid interest on the Second Lien Notes redeemed): (i) from and after May 15, 2018 until May 15, 2021, 104%, (ii) on and after May 15, 2021 until May 15, 2022, 102%, and (iii) on and after May 15, 2022, 100%; provided that any redemption of Second Lien Notes (or the acceleration of Second Lien Notes) prior to May 15, 2020 shall also be accompanied by a make whole premium. Subject to the terms of an intercreditor agreement, the Company is also required to offer to prepay the Second Lien Notes with 100% of the net cash proceeds of asset sales, casualty events and condemnations in excess of $20.0 million not required to be used to pay down the loans under the term loan credit agreement, subject to customary exclusions and reinvestment provisions consistent with the term loan credit agreement. Mandatory prepayment offers will be subject to payment of the make whole premium and redemption price set forth above, as applicable.

If a change of control occurs, the Company will be required to offer to repurchase the Second Lien Notes at the repurchase price of 101% of the principal amount of repurchased Second Lien Notes (subject to the prepayment provisions of the term loan credit agreement). The Second Lien Notes contain negative covenants that are based upon the negative covenants set forth in the term loan credit agreement, taking into account differences to reflect the changed capital structure of the Company and the second lien nature of the Second Lien Notes, which negative covenants limit the Company’s ability, among other things, to pay cash dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, make certain types of investments, amend the term loan credit agreement and other debt documents, and incur any additional debt on a subordinated or junior basis to the term loan credit agreement and on a senior basis to the Second Lien Notes, and require the outstanding principal amount of the Company’s 8.00% senior unsecured notes due 2020 to be no more than $30.0 million by March 1, 2020. The Second Lien Notes do not include any financial maintenance covenants.

The obligations of the Company under the Second Lien Notes may be accelerated upon the occurrence of an Event of Default (as such term is defined in the 2L Indenture). Events of Default include customary events for a capital markets debt financing of this type, including, without limitation, payment defaults, the inaccuracy of representations and warranties, defaults in the performance of affirmative or negative covenants, defaults on other indebtedness of the Company or its subsidiaries (including an event of default under the term loan credit agreement), bankruptcy or related defaults, defaults related to judgments and the occurrence of a Change of Control (as such term is defined in the 2L Indenture).

8.000% Senior Notes Due 2020

On May 18, 2012, the Company issued at par value $300.0 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “Original Notes”).  On May 13, 2013, the Company issued at a price of 105.25% of par an additional $200.0 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “2013 Follow-on Notes”).  On May 18, 2015, the Company issued at a price of 95.000% of par an additional $200.0 million aggregate principal amount of 8.000% senior unsecured notes due June 1, 2020 (the “2015 Mirror Notes” and, together with the Original Notes and the 2013 Follow-on Notes, the “Notes”).  Interest is payable on the Notes semi-annually in arrears on each of June 1 and December 1.  The Company currently does not have any subsidiaries and, as a result, the Notes are not currently guaranteed.  Any subsidiaries the Company forms in the future may be required to unconditionally guarantee, jointly and severally, payment obligation under the Notes on a senior unsecured basis.  The issuance of the Original Notes resulted in net proceeds to the Company of approximately $291.2 million, the issuance of the 2013 Follow-on Notes resulted in net proceeds to the Company of approximately $200.1 million, and the issuance of the 2015 Mirror Notes resulted in net proceeds to the Company of approximately $184.9 million.  Collectively, the net proceeds are in use to fund the Company’s exploration, development and acquisition program and for general corporate purposes (including repayment of borrowings that were outstanding under the Revolving Credit Facility at the time the Notes were issued).

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

NOTE 5    COMMON AND PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of up to 455,000,000 shares.  The shares are classified in two classes, consisting of 450,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.  The board of directors is authorized to establish one or more series of preferred stock, setting forth the designation of each such series, and fixing the relative rights and preferences of each such series.  The Company has neither designated nor issued any shares of preferred stock.

Common Stock

The following is a schedule of changes in the number of shares of common stock outstanding during the six months ended June 30, 2018 and the year ended December 31, 2017:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Beginning Balance	66,791,633	63,259,781
Restricted Stock Grants	3,153,302	911,355
Debt Exchanges	121,774,822	—
Equity Offerings and Acquisitions	102,926,019	—
Legal Settlement	—	3,000,000
Other Surrenders - Tax Obligations	(153,421)	(270,510)
Other Forfeitures	(892,086)	(108,993)
Ending Balance	293,600,269	66,791,633

2018 Activity

During the six months ended June 30, 2018, 0.2 million shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $0.3 million, which is based on the market prices on the dates the shares were surrendered.

During January 2018, 0.9 million shares of common stock were forfeited in connection with the resignation of the Company’s former interim chief executive officer and chief financial officer. The total amount of share-based compensation expense that was reversed in connection with his resignation was approximately $1.2 million.

Exchange Transactions
On May 15, 2018, as a part of closing the Exchange Agreement (see Note 4), the Company issued 103.2 million shares of the Company’s common stock to the Supporting Noteholders as partial consideration for their exchange of the Outstanding Notes.
In June 2018, the Company issued 18.5 million shares of the Company’s common stock to various noteholders, through privately negotiated exchange transactions, as consideration for the exchange of the Outstanding Notes (See Note 4).
Equity Offerings
On April 10, 2018, the Company completed an underwritten public offering of common stock (the “Public Offering”) pursuant to which it issued 58.7 million shares of common stock and received net proceeds of $84.5 million after underwriting discounts, commissions, and offering expenses. On April 16, 2018, the underwriters exercised their option to purchase an additional 3.6 million shares and the Company received additional net proceeds of $5.2 million after underwriting discounts.
On May 15, 2018, in connection with the closing of the Exchange Agreement, the Company issued 34.7 million shares to various investors through subscription agreements for net proceeds of $52.0 million.

Acquisition Agreement

On June 4, 2018, the Company issued 6.0 million shares of common stock as a part of the purchase price for the purchase of oil and gas properties under the purchase and sale agreement with Salt Creek Oil and Gas, LLC (See Note 3).

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the three and six months ended June 30, 2018 and June 30, 2017, the Company did not repurchase shares of its common stock under the stock repurchase program.  The Company’s accounting policy upon the repurchase of shares is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

NOTE 6     STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

The Company maintains its 2013 Incentive Plan (the “2013 Plan”) to provide a means whereby the Company may be able, by granting equity and other types of awards, to attract, retain and motivate capable and loyal employees, non-employee directors, consultants and advisors of the Company, for the benefit of the Company and its shareholders.  As of June 30, 2018, there were 780,552 shares available for future awards under the 2013 Plan.

Restricted Stock Awards

During the six months ended June 30, 2018, the Company issued 950,355 restricted shares of common stock subject only to time-based vesting under the 2013 Plan as compensation to officers, employees and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than June 2021.  As of June 30, 2018, there was approximately $2.6 million of total unrecognized compensation expense related to such unvested restricted stock that will be recognized over a weighted-average period of approximately 1.2 years.  The Company has historically assumed a zero percent forfeiture rate, thus recognizing forfeitures as they occur, for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards subject only to time-based vesting and activity related thereto for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	Number of Shares	Weighted-Average Grant Date Fair Value (per Award)
Restricted Stock Awards:
Restricted Shares Outstanding at Beginning of Period	1,721,533	$3.65
Shares Granted	950,355	2.64
Lapse of Restrictions	(623,775)	3.20
Shares Forfeited	(892,086)	4.00
Restricted Shares Outstanding at End of Period	1,156,027	$2.78

Stock Option Awards

The following table reflects the outstanding stock option awards and the activity related thereto for the six months ended June 30, 2018:

	Stock Option Awards (1)	Weighted-Average Exercise Price	Weighted Average Contractual Term
Outstanding as of 12/31/2017	250,000	$2.79	1.0
Granted	—	—
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Outstanding as of 6/30/2018	250,000	$2.79	0.4
____________
(1) All of the stock options outstanding were vested and exercisable at the end of the period.

Performance Stock Awards

On June 1, 2018, the Company granted performance stock awards as compensation to certain officers and employees of the Company. The performance stock awards are restricted and vest contingent on the continued service of the recipients through the vesting date, March 15, 2021. Additionally, the performance stock awards include awards that vest based on two separate defined performance criteria. Shares under the Performance-Based Restricted Share Grant I (“Performance Award I”) vest contingent on the Company’s fourth quarter annualized Adjusted EBITDA as compared to specified targets. Performance Award I contains both service and performance vesting conditions. The Company assessed the probability of achieving the performance condition as of June 30, 2018 using its internal financial forecasts. Shares under the Performance-Based Restricted Share Grant II (“Performance Award II”) vest contingent on the Company’s average closing stock price for the last twenty trading days of 2018 compared to specified targets. Performance Award II contains both service and market vesting conditions. A Monte Carlo simulation prepared by an independent third party is utilized to determine the grant date fair value of Performance Award II.

Shares under Performance Award I vest contingent on the Company’s fourth quarter annualized Adjusted EBITDA as compared to specified targets, as follows:

Performance	Aggregate Shares Vested
Less than Target I	0 shares
Target I to Target II	327,500 shares
Target II to Target III	660,000 shares
Greater than or equal to Target III	997,500 shares

The following table summarizes the Performance Award I activity for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	Number of Shares	Weighted-Average Grant Date Fair Value (per Award)
Outstanding as of 12/31/2017	—	$—
Shares Granted	997,500	2.70
Lapse of Restrictions	—	—
Shares Forfeited	—	—
Outstanding as of 6/30/2018	997,500	$2.70

The fair value of the Performance Award I is estimated using the fair value on the grant date. The Company records the expense of the Performance Award I on a straight-line basis over the requisite service period. Any Performance Award I awards that do not become earned will terminate, expire and otherwise be forfeited by the participants. For the three and six months ended June 30, 2018, the Company recorded compensation expense related to Performance Award I awards of $0.2 million. At June 30, 2018, there was $2.5 million of total unrecognized compensation expense related to these awards.

Shares under Performance Award II vest contingent on the Company’s average closing stock price for the last twenty trading days of 2018 compared to specified targets, as follows:

Performance	Aggregate Shares Vested
Less than Target I	0 shares
Target I to Target II	327,500 shares
Target II to Target III	660,000 shares
Greater than or equal to Target III	997,500 shares

The following table summarizes the Performance Award II activity for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	Number of Shares	Weighted-Average Grant Date Fair Value (per Award)
Outstanding as of 12/31/2017	—	$—
Shares Granted	997,500	1.67
Lapse of Restrictions	—	—
Shares Forfeited	—	—
Outstanding as of 6/30/2018	997,500	$1.67

The fair value of the Performance Award II is estimated using a Monte Carlo simulation at the grant date. The Company records the expense of the Performance Award I on a straight-line basis over the requisite service period. Any Performance Award II awards that do not become earned will terminate, expire and otherwise be forfeited by the participants. For the three and six months ended June 30, 2018, the Company recorded compensation expense related to Performance Award II awards of $0.1 million. At June 30, 2018, there was $1.5 million of total unrecognized compensation expense related to these awards.

The assumptions used to estimate the fair value of the Performance Award II granted as of the date presented are as follows:

June 1, 2018
Risk-free interest rate	2.10%
Dividend yield	—%
Expected volatility	100.00%
Company's closing stock price on grant date	$2.70
Fair value per Performance Award II	$1.67

On June 1, 2018, the Company granted performance stock awards consisting of an aggregate of 176,100 shares as compensation to certain directors of the Company. These performance stock awards are set up with the same specified targets as the Performance Award II for officers and employees described above. These performance stock awards are restricted and vest contingent on continued service of the recipient through the vesting date of March 15, 2019, and dependent on the performance relative to the stock price targets for the Performance Award II. At June 30, 2018, there was $0.3 million of total unrecognized compensation expense related to these awards.

NOTE 7     RELATED PARTY TRANSACTIONS

Exchange Agreement
On January 31, 2018, the Company entered into an exchange agreement that was subsequently amended on each of March 20, 2018 and April 2, 2018 (as amended, the “Exchange Agreement”) with holders (the “Supporting Noteholders”) of approximately $497.0 million, or 71%, of the aggregate principal amount of its outstanding 8.000% Senior Notes due 2020 (the “Outstanding Notes”), pursuant to which the Supporting Noteholders agreed to exchange all of the Outstanding Notes held by each such Supporting Noteholder for approximately $155.0 million of its common stock and approximately $344.0 million in aggregate principal amount of new senior secured second lien notes due 2023 (the “Second Lien Notes”) (the “Exchange Transaction”). Closing under the Exchange Agreement occurred on May 15, 2018.
TRT Holdings, Inc. (“TRT”), Cresta Investments, LLC and Robert B. Rowling (together, the “TRT Noteholders”) are Supporting Noteholders and received, upon consummation of the Exchange Transaction, in the aggregate, approximately 54.6 million shares of the Company’s common stock and approximately $125.3 million aggregate principal amount of Second Lien Notes in exchange for the $204.7 million of Outstanding Notes that they exchanged. Two of the Company’s directors, Michael Frantz and Mike Popejoy, are employed by TRT, and each of the TRT Noteholders individually beneficially owned in excess of 5% of the Company’s outstanding common stock when the Exchange Agreement was entered into. The principal amounts of any Second Lien Notes held by the TRT Noteholders as of June 30, 2018 are included in the Company’s long-term debt balances, and the Company’s interest expense includes interest attributable to any Outstanding Notes and Second Lien Notes held by TRT during the applicable period.
The obligations of the Supporting Noteholders under the Exchange Agreement were subject to the conditions set forth in the Exchange Agreement, which were satisfied at or prior to closing, including: (a) the successful completion of an equity transaction (the “Equity Raise”) comprised of $140.0 million in gross proceeds from the sale of the Company’s common stock, including the funding of up to $52.0 million of commitments received under the Subscription Agreements (as defined below); (b) the Company’s reincorporation in the State of Delaware and approval of its Delaware certificate of incorporation; (c) the Company’s receipt of the requisite stockholder approvals required by the NYSE American for (i) the issuance of the common stock in the Exchange Transaction and Equity Raise to the extent required and (ii) the reincorporation; (d) the Company obtaining the requisite consent of the lenders under the Company’s first lien term loan credit agreement (the “Term Loan Credit Agreement”) (including pursuant to an amendment to the terms thereof) to permit the Exchange Transaction; and (e) entry into a customary intercreditor agreement between the administrative agent for the Term Loan Credit Agreement and the trustee for the Second Lien Notes.

Subscription Agreements and Equity Raise
On January 31, 2018, and in connection with the Exchange Transaction, the Company and Bahram Akradi (the Chairman of its board of directors), Michael Reger (who subsequently joined the Company as an executive officer in May 2018), TRT and certain other investors each entered into subscription agreements (the “Subscription Agreements”) whereby such investors agreed to purchase up to $40.0 million of the Company’s common stock at a price per share equal to the lowest price per share in the Equity Raise, and subject to the closing of the Exchange Transaction. Pursuant to their respective Subscription Agreements, Mr. Akradi purchased $12.0 million of the Company’s common stock, Mr. Reger purchased $10.0 million of the Company’s common stock, and TRT purchased $10.0 million of the Company’s common stock. Based on the pricing of the Equity Raise, the lowest price of which was $1.50 per share, Mr. Akradi purchased 8.0 million shares, Mr. Reger purchased 6.7 million shares and TRT purchased 6.7 million shares. Mr. Akradi and TRT each beneficially owned in excess of 5% of the Company’s outstanding common stock when their respective Subscription Agreements were entered into.
On April 10, 2018, to satisfy, in part, the Company’s obligation to complete the Equity Raise, the Company completed an underwritten public offering (the “Offering”), whereby it sold 58,666,667 shares of its common stock at a public offering price of $1.50 per share. As part of the Offering, Mr. Akradi purchased 1.0 million shares of the Company’s common stock from the underwriters of the Offering for an aggregate purchase price of $1.5 million. Mr. Akradi beneficially owned in excess of 5% of the Company’s outstanding common stock when he purchased such shares.
Registration Rights

In accordance with the terms of the Exchange Agreement, at the closing of the Exchange Transaction, the Company entered into registration rights agreements with (i) the Supporting Noteholders, including the TRT Noteholders, pursuant to which the Company agreed to file with the SEC a registration statement registering for resale the shares of common stock and the Second Lien Notes issued in the Exchange Transaction, and (ii) the TRT Noteholders and an affiliate of TRT, pursuant to which the Company agreed to file with the SEC a registration statement registering for resale all of the shares of common stock held by the TRT Noteholders and such affiliate, excluding shares of common stock that the TRT Noteholders received pursuant to the Exchange Transaction. The required registration statements were filed and declared effective by the SEC during the quarter ended June 30, 2018.
The Company’s Audit Committee is responsible for approving all transactions involving related parties, including each of the transactions identified above.

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

The Company’s interests in certain crude oil and natural gas leases from the State of North Dakota are subject to an ongoing dispute over the ownership of minerals underlying the bed of the Missouri River within the boundaries of the Fort Berthold Reservation.  The ongoing dispute is between the State of North Dakota and three affiliated tribes, both of whom have purported to lease mineral rights in tracts of riverbed within the reservation boundaries. In the event the ongoing dispute results in a final judgment that is adverse to the Company’s interests, the Company would be required to reverse approximately $5.3 million in revenue (net of accrued taxes) that has been accrued since the first quarter of 2013 based on the Company’s purported interest in the crude oil and natural gas leases at issue. Due to the long-term nature of this title dispute, the $5.3 million in accounts receivable is included in “Other Noncurrent Assets, Net” on the condensed balance sheets. The Company fully maintains the validity of its interests in the crude oil and natural gas leases.

On August 18, 2016, plaintiff Jeffrey Fries, individually and on behalf of all others similarly situated, filed a class action complaint in the United States District Court for the Southern District of New York against the Company, Michael Reger (the Company’s former chief executive officer), and Thomas Stoelk (the Company’s former chief financial officer and interim chief executive officer) as defendants.  An amended complaint was filed by plaintiffs in July 2017. Defendants (including the Company) filed a motion to dismiss the amended complaint in August 2017. The court granted the Company’s motion to dismiss in January 2018, but permitted plaintiff the opportunity to further amend the complaint. A second amended complaint was filed by plaintiffs in January 2018. Defendants (including the Company) filed a motion to dismiss the second amended complaint in March 2018, and the Company is awaiting the court’s decision on that motion to dismiss. The complaint purports to bring a federal securities class action on behalf of a class of persons who acquired the Company’s securities between March 1, 2013 and August 15, 2016, and seeks to recover damages caused by defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company intends to continue to vigorously defend itself in this matter.

NOTE 9     INCOME TAXES

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. A valuation allowance for the Company’s deferred tax assets is established if, in management’s opinion, it is more likely than not that a valuation allowance is needed, looking at both positive and negative factors.  Due to uncertainty surrounding the realization of its deferred tax assets, the Company has continued to record a valuation allowance against its net deferred tax assets.

The income tax provision (benefit) for the three and six months ended June 30, 2018 and 2017 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current Income Tax Provision (Benefit)	$—	$—	$—	$—
Deferred Income Tax Provision (Benefit)
Federal	(19,180,000)	4,699,000	(18,560,000)	10,649,000
State	(4,228,000)	424,000	(4,091,000)	960,000
Valuation Allowance	23,408,000	(5,123,000)	22,651,000	(11,609,000)
Total Income Tax Provision (Benefit)	$—	$—	$—	$—

Income tax provision (benefit) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any unusual or infrequently occurring items that are recorded in the interim period.  The provision for the three and six-month periods ended June 30, 2018, differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to income before income taxes.  The lower effective tax rate in 2018 and 2017 relates to the valuation allowance placed on the net deferred tax assets, in addition to state income taxes and estimated permanent differences.

The Company’s May 15, 2018 closing under the Exchange Agreement and related transactions triggered an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”) due to the share issuances that resulted from the Exchange Agreement and related transactions.  In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. Since the Company has experienced an ownership change, utilization of net operating losses and other tax carryforward attributes are subject to an annual limitation, which is determined by first multiplying the value of the Company’s common stock at the time of the ownership change by the applicable long-term, tax-exempt rate, plus any built-in gains recognized within five years following the ownership change.  Any such limitation is still being evaluated and may result in the expiration of a significant portion of the Company’s tax attributes.  Any carryforward attributes that expire prior to utilization will be removed from deferred tax assets with a corresponding adjustment to the valuation allowance upon finalization of the limitation analysis, which will be completed prior to the end of the fiscal year. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations of the Company.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“the Act”) which made significant changes that affect the Company, resulting in significant modifications to existing law.  The Company’s financial statements for the year ended December 31, 2017 and for the quarter ended June 30, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018, as well as other changes.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three and six months ended June 30, 2018 and 2017, the Company did not recognize any interest or penalties in its condensed statements of operations, nor did it have any interest or penalties accrued in its condensed balance sheet at June 30, 2018 and December 31, 2017 relating to unrecognized benefits.

The tax years 2017, 2016 and 2015 remain open to examination for federal and state income tax purposes.

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

	Fair Value Measurements at June 30, 2018 Using
	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps)	$—	$—	$—
Commodity Derivatives – Noncurrent Asset (crude oil swaps)	—	—	—
Commodity Derivatives – Current Liabilities (crude oil swaps)	—	(43,644,644)	—
Commodity Derivatives – Noncurrent Liabilities (crude oil swaps)	—	(28,611,421)	—
Debt Exchange Derivatives – Current Liabilities	—	—	(10,923,000)
Total	$—	$(72,256,065)	$(10,923,000)

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil swaps)	$—	$—	$—
Commodity Derivatives – Noncurrent Asset (crude oil swaps)	—	—	—
Commodity Derivatives – Current Liabilities (crude oil swaps)	—	(18,681,891)	—
Commodity Derivatives – Noncurrent Liabilities (crude oil swaps)	—	(11,496,929)	—
Total	$—	$(30,178,820)	$—

The Level 2 instruments presented in the tables above consist of commodity derivative instruments (see Note 11).  The fair value of the Company’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of all derivative contracts is reflected on the condensed balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

The Company had embedded derivatives related to its separately negotiated exchange agreements with holders of the Company’s 2020 Notes. The exchange agreements contained provisions whereby if at the end of the applicable restricted sale period the Company’s common stock trades below specified levels, the Company may be required to pay additional consideration to the holder in the form of cash or additional shares of common stock. The Company determined these provisions were not clearly and closely related to the shares of common stock issued and therefore, bifurcated these embedded features and reflected them at fair value in the financial statements. Prior to their settlements, the fair values of these embedded derivatives were determined using a Monte Carlo simulation which considered various inputs including (i) the Company’s common stock price, (ii) risk-free rates based on U.S. Treasury rates, (iii) volatility of the Company’s common stock, and (iv) expected average daily trading volumes. The expected volatility and average daily trading volumes used in the valuation were unobservable in the marketplace and significant to the valuation methodology, and the embedded derivatives’ fair value was therefore designated as Level 3 in the valuation hierarchy. At June 30, 2018, the Company recorded a debt exchange derivative liability of $10.9 million.

Fair Value of Other Financial Instruments

The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

The carrying amount of the Company’s long-term debt reported in the condensed balance sheet at June 30, 2018 is $834.8 million, which includes $148.2 million of senior unsecured notes, $339.5 million of second lien notes, and $347.1 million of borrowings under the Company’s term loan credit agreement (see Note 4).  The fair value of the Company’s senior unsecured notes and second lien notes, which are publicly traded, is $149.2 million and $364.1 million at June 30, 2018, respectively.  The Company’s term loan credit agreement approximates its fair value because of its floating rate structure.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred during the six months ended June 30, 2018 were approximately $0.6 million.

The Company accounts for acquisitions of oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company's acquisitions of oil and natural gas properties during the six months ended June 30, 2018 and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the six months ended June 30, 2018.

NOTE 11     DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes commodity swap contracts, basis swaps, swaptions and collars (purchased put options and written call options) to (i) reduce the effects of volatility in price changes on the crude oil commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash Received (Paid) on Settled Derivatives	$(12,266,857)	$2,341,030	$(20,396,994)	$2,245,371
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	(29,935,931)	14,172,002	(42,077,245)	31,228,544
Gain (Loss) on Derivative Instruments, Net	$(42,202,788)	$16,513,032	$(62,474,239)	$33,473,915

The Company has master netting agreements on individual crude oil contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

As of June 30, 2018, the Company had a total volume on open commodity swaps of 7.5 million barrels at a weighted average price of approximately $55.60 per barrel. The following table reflects the weighted average price of open commodity swap derivative contracts as of June 30, 2018, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2018	2,003,660	57.83
2019	3,160,000	55.85
2020	1,730,980	52.55
2021 and beyond	631,600	55.67

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at June 30, 2018 and December 31, 2017, respectively.  Certain amounts may be presented on a net basis on the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

Type of Crude Oil Contract	Balance Sheet Location	June 30, 2018 Estimated Fair Value	December 31, 2017 Estimated Fair Value
Derivative Liabilities:
Swap Contracts	Current Liabilities	$(43,644,644)	$(18,681,891)
Swap Contracts	Noncurrent Liabilities	(28,611,421)	(11,496,929)
Total Derivative Liabilities		$(72,256,065)	$(30,178,820)

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

	Estimated Fair Value at June 30, 2018
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$12,921	$(12,921)	$—
Noncurrent Assets	13,659	(13,659)	—
Total Derivative Assets	$26,580	$(26,580)	$—

Offsetting of Derivative Liabilities:
Current Liabilities	$(43,657,565)	$12,921	$(43,644,644)
Noncurrent Liabilities	(28,625,080)	13,659	(28,611,421)
Total Derivative Liabilities	$(72,282,645)	$26,580	$(72,256,065)

	Estimated Fair Value at December 31, 2017
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$—	$—	$—
Non-Current Assets	—	—	—
Total Derivative Assets	$—	$—	$—

Offsetting of Derivative Liabilities:
Current Liabilities	$(18,681,891)	$—	$(18,681,891)
Non-Current Liabilities	(11,496,929)	—	(11,496,929)
Total Derivative Liabilities	$(30,178,820)	$—	$(30,178,820)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with BP Energy Company, Macquarie Bank Limited, and Fifth Third Bank.  The Company’s obligations under the derivative instruments are secured pursuant to the term loan credit agreement and related agreements, and no additional collateral had been posted by the Company as of June 30, 2018.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at June 30, 2018 and December 31, 2017.

In June 2018, the Company entered into five independent, separately negotiated exchange agreements with holders of the Company’s 2020 Notes. Pursuant to each such exchange agreement, the Company agreed to issue the holder shares of its common stock in exchange for certain 2020 Notes held by such holder. The Company subjected the holders to various restrictions on the sale of the shares of common stock issued to them. These restrictions are of varying lengths and subject to varying exceptions.  As compensation for the inability to sell shares during the restricted period, the exchange agreements contained provisions whereby, if at the end of the applicable restricted sale period the Company’s common stock trades below specified levels, the Company may be required to pay additional consideration to the holder in the form of cash or additional shares of common stock. In connection with these provisions, for the three and six months ended June 30, 2018, the Company recorded a debt exchange derivative liability of $10.9 million which was included in the loss on the extinguishment of debt on the condensed statement of operations.

NOTE 12     SUBSEQUENT EVENTS

Pivotal Acquisition
On July 17, 2018, the Company entered into two Purchase and Sale Agreements (the “Pivotal Purchase Agreements”) with affiliates of Pivotal Petroleum Partners, namely Pivotal Williston Basin, LP and Pivotal Williston Basin II, LP, pursuant to which the Company agreed to acquire, effective as of June 1, 2018, certain oil and gas properties and interests, subject to typical closing conditions. Upon closings under their respective Purchase Agreement, Pivotal Williston Basin, LP will receive initial consideration of $15.75 million and 5,930,100 shares of common stock and Pivotal Williston Basin II, LP will receive initial consideration of $52.65 million and 19,823,478 shares of common stock. In each case, the cash portion of the initial consideration is subject to adjustment resulting from pre- and post- effective date revenue and expense allocation and procedures relating to customary title and environmental matters.
The obligations of the parties to complete the transactions contemplated by each Pivotal Purchase Agreement is subject to the satisfaction or waiver of customary closing conditions set forth in the Pivotal Purchase Agreements.
Under the Pivotal Purchase Agreements, the Company has agreed to issue an aggregate of 25,753,578 shares of common stock at closing and may in the future issue up to a maximum of 16,046,421 additional shares of its common stock. The additional shares would be issued only if the Company elects to use shares of its common stock to satisfy certain monthly payment obligations that may arise based on the average daily volume weighted average price of a share of the Company’s common stock as measured against specified reference prices for 12 of the 13 calendar months following closing.
W Resources Acquisition
On July 27, 2018, the Company entered into a Purchase and Sale Agreement (the “WR Purchase Agreement”) with WR Operating LLC (“Seller”), pursuant to which the Company has agreed to acquire, effective as of July 1, 2018, certain oil and gas properties and interests. Upon closing under the WR Purchase Agreement, Seller will receive initial consideration of $100.0 million in cash and 56,371,899 shares of common stock. The cash portion of the initial consideration is subject to adjustment resulting from pre- and post-effective date revenue and expense allocation and procedures relating to customary title and environmental matters.
The obligations of the parties to complete the transactions contemplated by the WR Purchase Agreement are subject to the satisfaction or waiver of customary closing conditions set forth in the WR Purchase Agreement.
Under the WR Purchase Agreement, the Company has agreed to issue 56,371,899 shares of common stock at closing and may in the future issue up to a maximum of 2,669,937 additional shares of its common stock, representing a total number of shares not to exceed 19.9% of the number of shares of common stock issued and outstanding as of July 27, 2018. The additional shares would be issued only if the Company elects to use shares of its common stock to satisfy certain monthly payment obligations that may arise based on the average daily volume weighted average price of a share of the Company’s common stock as measured against specified reference prices for 12 of the 13 calendar months following closing. To the extent such monthly payment obligations arise and exceed the value of the maximum number of additional shares, the Company would be required to satisfy such obligations in cash.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  changes in crude oil and natural gas prices, the pace of drilling and completions activity on our current properties and properties pending acquisition, our ability to acquire additional development opportunities, changes in our reserves estimates or the value thereof, general economic or industry conditions, nationally and/or in the communities in which our company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to consummate any pending acquisition transactions, our ability to raise or access capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, and other economic, competitive, governmental, regulatory and technical factors affecting our company’s operations, products and prices.

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties, primarily in the Bakken and Three Forks formations within the Williston Basin in North Dakota and Montana.  We believe the location, size and concentration of our acreage position in one of North America’s leading unconventional oil-resource plays will provide drilling and development opportunities that result in significant long-term value.  Our primary focus is oil exploration and production through non-operated working interests in wells drilled and completed in spacing units that include our acreage.  Using this strategy, we had participated in 3,510 gross (248.3 net) producing wells as of June 30, 2018.

Our average daily production in the second quarter of 2018 was approximately 21,046 Boe per day, of which approximately 84% was oil. Improving commodity prices in 2018 has increased activity levels in North Dakota as compared to 2017 with 67 active rigs in North Dakota as of July 19, 2018. The higher activity levels have boosted our development levels and resulted in production in the second quarter of 2018 increasing by approximately 53% over the same period a year ago. During the six months ended June 30, 2018, we added 248 gross (19.4 net) wells to production. As of June 30, 2018, we have leased approximately 142,248 net acres, of which approximately 90% were developed and 100% were located in the Williston Basin of North Dakota and Montana.

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

The price of oil in the Williston Basin can vary depending on the market in which it is sold and the means of transportation used to transport the oil to market.  Light sweet crude from the Williston Basin has a higher value at many major refining centers because of its higher quality relative to heavier and sour grades of oil; however, because of North Dakota’s location relative to traditional oil transport centers, this higher value is generally offset to some extent by higher transportation costs.  While rail transportation has historically been more expensive than pipeline transportation, Williston Basin prices have at times justified shipment by rail to markets on the gulf coast and east coast, which offer prices benchmarked to LLS/Brent.  Additional pipeline infrastructure has increased takeaway capacity in the Williston Basin which has improved wellhead values in the region.

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the second quarter of 2018 was $5.77 per barrel, as compared to $6.86 per barrel in the second quarter of 2017. Fluctuations in our oil price differential are due to several factors such as takeaway capacity relative to production levels in the Williston Basin and seasonal refinery maintenance temporarily depressing crude demand.

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

Higher commodity prices in late 2017 and 2018 have increased our drilling activity in the Williston Basin in the first six months of 2018.  Rig activity levels in 2018 increased from 2017 levels and a large percentage of our newer wells utilize higher intensity completion techniques. The higher intensity completions generally deliver the best returns in the current pricing environment but cost more due to increased materials and servicing costs. As a result, we expect our average costs from wells we elect to participate in to increase 5-10% during 2018. During the first six months of 2018, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $8.1 million, compared to $7.5 million for the wells we elected to participate in during 2017.

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

Prices for various quantities of natural gas, natural gas liquids (“NGLs”) and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018	2017
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$2.83	$3.14
Oil (per Bbl)	$67.97	$48.15

	Six Months Ended June 30,
	2018	2017
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$2.96	$3.10
Oil (per Bbl)	$65.49	$49.95
____________

(a)	Based on average NYMEX closing prices.

For the three months ended June 30, 2018, the average NYMEX pricing was $67.97 per barrel of oil or 41% higher than the average NYMEX price per barrel for the comparable period in 2017.  Our realized oil price after reflecting settled derivatives was 26% higher in the second quarter of 2018 than in the second quarter of 2017 due to the higher NYMEX price per barrel and a lower oil price differential in 2018.

As of June 30, 2018, the Company had a total volume on open commodity swaps of 7.5 million barrels at a weighted average price of approximately $55.60 per barrel. The following table reflects the weighted average price of open commodity swap derivative contracts as of June 30, 2018, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2018	2,003,660	57.83
2019	3,160,000	55.85
2020	1,730,980	52.55
2021 and beyond	631,600	55.67

Results of Operations for the Three Months Ended June 30, 2018 and June 30, 2017

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended June 30,
	2018	2017	% Change
Net Production:
Oil (Bbl)	1,625,788	1,054,263	54%
Natural Gas and NGLs (Mcf)	1,736,651	1,206,103	44%
Total (Boe)	1,915,230	1,255,280	53%

Net Sales:
Oil Sales	$101,036,507	$43,531,170	132%
Natural Gas and NGL Sales	8,010,371	4,849,836	65%
Gain (Loss) on Settled Derivatives	(12,266,857)	2,341,030
Gain (Loss) on Mark-to-Market of Derivative Instruments	(29,935,931)	14,172,002
Other Revenue	1,809	7,844
Total Revenues	66,845,899	64,901,882	3%

Average Sales Prices:
Oil (per Bbl)	$62.20	$41.29	51%
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	(7.55)	2.22
Oil Net of Settled Derivatives (per Bbl)	54.65	43.51	26%
Natural Gas and NGLs (per Mcf)	4.61	4.02	15%
Realized Price on a Boe Basis Including all Realized Derivative Settlements	50.58	40.41	25%

Operating Expenses:
Production Expenses	$14,548,922	$12,137,540	20%
Production Taxes	10,131,843	4,439,774	128%
General and Administrative Expense	3,251,239	4,317,139	(25)%
Depletion, Depreciation, Amortization and Accretion	22,596,028	13,682,452	65%

Costs and Expenses (per Boe):
Production Expenses	$7.60	$9.67	(21)%
Production Taxes	5.29	3.54	49%
General and Administrative Expense	1.70	3.44	(51)%
Depletion, Depreciation, Amortization and Accretion	11.80	10.90	8%
Net Producing Wells at Period End	248.3	218.8	13%

Oil and Natural Gas Sales

In the second quarter of 2018, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 125% as compared to the second quarter of 2017, driven by a 48% increase in realized prices, excluding the effect of settled derivatives, and a 53% increase in production. The higher average realized price in the second quarter of 2018 as compared to the same period in 2017 was principally driven by higher average NYMEX oil and natural gas prices and a lower oil price differential. Oil price differential during the second quarter of 2018 was $5.77 per barrel, as compared to $6.86 per barrel in the second quarter of 2017.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells.  Increased development and acquisition activities combined with improved performance from enhanced completion techniques helped drive a 53% increase in production levels in the second quarter of 2018 compared to the same period in 2017.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production. Our gain (loss) on derivative instruments, net, was a loss of $42.2 million in the second quarter of 2018, compared to a gain of $16.5 million in the second quarter of 2017. Gain (loss) on derivative instruments, net, is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period end.

For the second quarter of 2018, we realized a loss on settled derivatives of $12.3 million, compared to a $2.3 million gain in the second quarter of 2017. The increase in the loss on settled derivatives was primarily due to an increase in the average NYMEX oil price in the second quarter of 2018 compared to the same period of 2017. During the second quarter of 2018, our derivative settlements included 0.8 million barrels of oil at an average settlement price of $53.09 per barrel, while during the second quarter of 2017 our derivative settlements included 0.6 million barrels of oil at an average settlement price of $51.75 per barrel. The average NYMEX oil price for the second quarter of 2018 was $67.97 compared to $48.15 for the second quarter of 2017. Our average realized price (including all cash derivative settlements) in the second quarter of 2018 was $50.58 per Boe compared to $40.41 per Boe in the second quarter of 2017. The gain (loss) on settled derivatives decreased our average realized price per Boe by $6.40 in the second quarter of 2018 and increased our average realized price per Boe by $1.86 in the second quarter of 2017.

Mark-to-market derivative gains and losses was a loss of $29.9 million in the second quarter of 2018, compared to a gain of $14.2 million in the second quarter of 2017. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Any gains on our derivatives are expected to be offset by lower wellhead revenues in the future, and any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2018, all of our derivative contracts were recorded at their fair value, which was a net liability of $72.3 million, an increase of $42.1 million from the $30.2 million net liability recorded as of December 31, 2017. The increase in the net liability at June 30, 2018 as compared to December 31, 2017 was primarily due to an increase in the forward oil price on our open oil derivative contracts relative to the contract price on our open oil derivative contracts since December 31, 2017.

Production Expenses

Production expenses were $14.5 million in the second quarter of 2018, compared to $12.1 million in the second quarter of 2017. On a per unit basis, production expenses decreased from $9.67 per Boe in the second quarter of 2017 to $7.60 per Boe in the second quarter of 2018. On an absolute dollar basis, the increase in our production expenses in the second quarter of 2018, as compared to the second quarter of 2017, was primarily due to a 53% increase in production, as well as a 13% increase in the total number of net producing wells, which was partially offset by lower processing and transportation costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $10.1 million in the second quarter of 2018 compared to $4.4 million in the second quarter of 2017. The increase is due to higher commodity prices and higher production levels, which increased our oil and natural gas sales in the second quarter of 2018 as compared to the second quarter of 2017. As a percentage of oil and natural gas sales, our production taxes were 9.3% and 9.2% in the second quarter of 2018 and 2017, respectively.

General and Administrative Expenses

General and administrative expenses were $3.3 million in the second quarter of 2018 compared to $4.3 million in the second quarter of 2017. The decrease was due to a $0.5 million reduction in compensation expense, primarily driven by reduced incentive compensation, and a $0.7 million decrease in legal and professional fees in the second quarter of 2018, compared to the second quarter of 2017, partially offset by a $0.1 million increase in office and other expenses.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $22.6 million in the second quarter of 2018, compared to $13.7 million in the second quarter of 2017. Depletion expense, the largest component of DD&A, increased by $8.9 million in the second quarter of 2018 compared to the second quarter of 2017. The aggregate increase in depletion expense was driven by a 53% increase in production levels and a 9% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $11.70 per Boe in the second quarter of 2018 compared to $10.76 per Boe in the second quarter of 2017. The higher depletion rate per Boe was primarily driven by increased well costs from higher intensity completion techniques, which was partially offset by an increase in our oil and natural gas reserves. Depreciation, amortization and accretion was $0.2 million in both the second quarter of 2018 and 2017. The following table summarizes DD&A expense per Boe for the second quarter of 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Depletion	$11.70	$10.76	$0.94	9%
Depreciation, Amortization and Accretion	0.10	0.14	(0.04)	(29)%
Total DD&A Expense	$11.80	$10.90	$0.90	8%

Interest Expense

Interest expense, net of capitalized interest, was $22.4 million for the second quarter of 2018 compared to $16.4 million in the second quarter of 2017. The increase in interest expense for the second quarter of 2018 compared to the second quarter of 2017 was primarily due to higher interest rates on the term loan credit agreement that was completed in November 2017, as compared to borrowings under our prior revolving credit facility.

Loss on the Extinguishment of Debt

As a result of the exchange agreements that were completed in the second quarter of 2018 (see Note 4 to our condensed financial statements), we recorded a non-cash loss on the extinguishment of debt of $90.8 million. The loss affected our reported net income but did not reduce our cash flow. There was no loss on the extinguishment of debt in the second quarter of 2017.

Income Tax Provision

During the second quarter of 2018 and 2017, no income tax expense (benefit) was recorded on the income (loss) before income taxes due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization. For further discussion of our valuation allowance, see Note 9 to our financial statements.

Results of Operations for the Six Months Ended June 30, 2018 and June 30, 2017

The following table sets forth selected operating data for the periods indicated.

	Six Months Ended June 30,
	2018	2017	% Change
Net Production:
Oil (Bbl)	2,980,390	2,068,358	44%
Natural Gas and NGLs (Mcf)	3,326,165	2,303,073	44%
Total (Boe)	3,534,751	2,452,204	44%

Net Sales:
Oil Sales	$180,179,820	$87,870,317	105%
Natural Gas and NGL Sales	15,747,872	9,358,911	68%
Gain (Loss) on Settled Derivatives	(20,396,994)	2,245,371
Gain (Loss) on Mark-to-Market of Derivative Instruments	(42,077,245)	31,228,544
Other Revenue	5,909	15,590
Total Revenues	133,459,362	130,718,733	2%

Average Sales Prices:
Oil (per Bbl)	$60.52	$42.48	42%
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	(6.84)	1.09
Oil Net of Settled Derivatives (per Bbl)	53.68	43.57	23%
Natural Gas and NGLs (per Mcf)	4.73	4.06	17%
Realized Price on a Boe Basis Including all Realized Derivative Settlements	49.71	40.57	23%

Operating Expenses:
Production Expenses	$27,037,344	$23,811,889	14%
Production Taxes	18,054,157	8,901,040	103%
General and Administrative Expense	4,918,114	7,926,083	(38)%
Depletion, Depreciation, Amortization and Accretion	41,226,657	26,510,595	56%

Costs and Expenses (per Boe):
Production Expenses	$7.65	$9.71	(21)%
Production Taxes	5.11	3.63	41%
General and Administrative Expense	1.39	3.23	(57)%
Depletion, Depreciation, Amortization and Accretion	11.66	10.81	8%
Net Producing Wells at Period End	248.3	218.8	13%

Oil and Natural Gas Sales

In the first six months of 2018, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 102% as compared to the first six months of 2017, driven by a 40% increase in realized prices, excluding the effect of settled derivatives, and a 44% increase in production. The higher average realized price in the first six months of 2018 as compared to the same period in 2017 was principally driven by higher average NYMEX oil and natural gas prices and a lower oil price differential. Oil price differential during the first six months of 2018 was $4.97 per barrel, as compared to $7.47 per barrel in the first six months of 2017.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells.  Increased development and acquisition activities combined with improved performance from enhanced completions helped drive a 44% increase in production levels in the first six months of 2018 compared to the same period in 2017.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production. Our gain (loss) on derivative instruments, net, was a loss of $62.5 million in the first six months of 2018, compared to a gain of $33.5 million in the first six months of 2017. Gain (loss) on derivative instruments, net, is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period end.

For the first six months of 2018, we realized a loss on settled derivatives of $20.4 million, compared to a $2.2 million gain for the first six months of 2017. The increase in the loss on settled derivatives was primarily due to an increase in the average NYMEX oil price in the first six months of 2018 compared to the same period of 2017. During the first six months of 2018, our derivative settlements included 1.7 million barrels of oil at an average settlement price of $53.26 per barrel, while during the first six months of 2017 our derivative settlements included 1.3 million barrels of oil at an average settlement price of $51.74 per barrel. The average NYMEX oil price for the first six months of 2018 was $65.49 compared to $49.95 for the first six months of 2017. Our average realized price (including all cash derivative settlements) in the first six months of 2018 was $49.71 per Boe compared to $40.57 per Boe in the first six months of 2017. The loss on settled derivatives decreased our average realized price per Boe by $5.77 in the first six months of 2018 and the gain increased our average realized price per Boe by $0.92 in the first six months of 2017.

Mark-to-market derivative gains and losses was a loss of $42.1 million in the first six months of 2018, compared to a gain of $31.2 million in the first six months of 2017. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Any gains on our derivatives are expected to be offset by lower wellhead revenues in the future, and any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2018, all of our derivative contracts were recorded at their fair value, which was a net liability of $72.3 million, an increase of $42.1 million from the $30.2 million net liability recorded as of December 31, 2017. The increase in the net liability at June 30, 2018 as compared to December 31, 2017 was primarily due to an increase in the forward oil price on our open oil derivative contracts relative to the contract price on our open oil derivative contracts since December 31, 2017.

Production Expenses

Production expenses were $27.0 million in the first six months of 2018 compared to $23.8 million in the first six months of 2017. On a per unit basis, production expenses decreased from $9.71 per Boe in the first six months of 2017 to $7.65 per Boe in the first six months of 2018. On an absolute dollar basis, the increase in our production expenses in the first six months of 2018 as compared to the first six months of 2017 was primarily due to a 44% increase in production, as well as a 13% increase in the total number of net producing wells, which was partially offset by lower processing and transportation costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $18.1 million in the first six months of 2018 compared to $8.9 million in the first six months of 2017. The increase is due to higher commodity prices and higher production levels, which increased our oil and natural gas sales in the first six months of 2018 as compared to the first six months of 2017. As a percentage of oil and natural gas sales, our production taxes were 9.2% in both periods.

General and Administrative Expenses

General and administrative expenses were $4.9 million in the first six months of 2018 compared to $7.9 million in the first six months of 2017. The decrease was due to a $2.1 million reduction in compensation expense, primarily driven by reduced incentive compensation and a $1.2 million reversal of non-cash share based compensation expense in connection with the resignation of our former interim chief executive officer and chief financial officer. Additionally, legal and professional fees were $1.0 million lower in first six months of 2018 compared to the first six months of 2017.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $41.2 million in the first six months of 2018 compared to $26.5 million in the first six months of 2017. Depletion expense, the largest component of DD&A, increased by $14.7 million in the first six months of 2018 compared to the same period a year ago. The aggregate increase in depletion expense was driven by a 44% increase in production levels and an 8% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $11.56 per Boe in the first six months of 2018 compared to $10.67 per Boe in the first six months of 2017. The higher depletion rate per Boe was primarily driven by increased well costs from higher intensity completion techniques, which was partially offset by an increase in our oil and natural gas reserves. Depreciation, amortization and accretion was $0.4 million and $0.3 million in the first six months of 2018 and 2017, respectively. The following table summarizes DD&A expense per Boe for the first six months of 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Depletion	$11.56	$10.67	$0.89	8%
Depreciation, Amortization and Accretion	0.10	0.14	(0.04)	(29)%
Total DD&A Expense	$11.66	$10.81	$0.85	8%

Interest Expense

Interest expense, net of capitalized interest, was $45.5 million for the first six months of 2018 compared to $32.7 million in the first six months of 2017. The increase in interest expense for the first six months of 2018 compared to the first six months of 2017 was primarily due to a higher interest rate on the term loan credit agreement that was completed in November 2017 as compared to borrowings under our prior revolving credit facility.

Loss on the Extinguishment of Debt

As a result of the exchange agreements that were completed in the second quarter of 2018 (see Note 4 to our condensed financial statements), we recorded a non-cash loss on the extinguishment of debt of $90.8 million in the first six months of 2018. The loss affected our reported net loss but did not reduce our cash flow. There was no loss on the extinguishment of debt in the first six months of 2017.

Income Tax Provision

During the first six months of 2018 and 2017, no income tax expense (benefit) was recorded on the income (loss) before income taxes due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization. For further discussion of our valuation allowance, see Note 9 to our financial statements.

Non-GAAP Financial Measures

We define Adjusted Net Income as net income (loss) excluding (i) (gain) loss on the mark-to-market of derivative instruments, net of tax, (ii) write-off of debt issuance costs, net of tax, and (iii) loss on the extinguishment of debt, net of tax. Our Adjusted Net Income for the second quarter of 2018 was $18.0 million (representing approximately $0.09 per diluted share), compared to a loss of $0.2 million (representing approximately $0.00 per diluted share) for the second quarter of 2017. Our Adjusted Net Income for the first six months of 2018 was $29.4 million (representing approximately $0.22 per diluted share), compared to a loss of $0.2 million (representing approximately $0.00 per diluted share) for the first six months of 2017. In both periods, the increase in Adjusted Net Income is primarily due to higher commodity prices and significantly higher production levels, which were partially offset by higher production expenses.

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization and accretion, (iv) (gain) loss on the mark-to-market of derivative instruments, (v) non-cash share based compensation expense, (vi) write-off of debt issuance costs, and (vii) loss on the extinguishment of debt. Adjusted EBITDA for the second quarter of 2018 was $70.5 million, compared to Adjusted EBITDA of $30.7 million for the second quarter of 2017. Adjusted EBITDA for the first six months of 2018 was $126.5 million, compared to Adjusted EBITDA of $60.4 million for the first six months of 2017. In both periods, the increase in Adjusted EBITDA is primarily due to significantly higher production levels and higher commodity prices, which were partially offset by higher production expenses.

Management believes the use of these non-GAAP financial measures provides useful information to investors to gain an overall understanding of our current financial performance.  Specifically, management believes the non-GAAP financial measures included herein provide useful information to both management and investors by excluding certain expenses and unrealized commodity gains and losses that our management believes are not indicative of our core operating results.  In addition, these non-GAAP financial measures are used by management for budgeting and forecasting as well as subsequently measuring our performance, and we believe that we are providing investors with financial measures that most closely align to our internal measurement processes.  We consider these non-GAAP measures to be useful in evaluating our core operating results as they provide useful information regarding our essential revenue generating activities and direct operating expenses (resulting in cash expenditures) needed to perform these revenue generating activities.  Our management also believes, based on feedback provided by the investment community, that the non-GAAP financial measures are necessary to allow the investment community to construct its valuation models to better compare our results with our competitors and market sector.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:
Reconciliation of Adjusted Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income (Loss)	$(96,546,698)	$13,801,859	$(93,581,601)	$30,742,382
Add:
Impact of Selected Items:
(Gain) Loss on the Mark-to-Market of Derivative Instruments	29,935,931	(14,172,002)	42,077,245	(31,228,544)
Write-off of Debt Issuance Costs	—	95,135	—	95,135
Loss on the Extinguishment of Debt	90,832,975	—	90,832,975	—
Selected Items, Before Income Taxes	120,768,906	(14,076,867)	132,910,220	(31,133,409)
Income Tax of Selected Items(1)	(6,180,382)	99,518	(9,912,004)	159,429
Selected Items, Net of Income Taxes	114,588,524	(13,977,349)	122,998,216	(30,973,980)
Adjusted Net Income (Loss)	$18,041,826	$(175,490)	$29,416,615	$(231,598)

Weighted Average Shares Outstanding – Basic	196,140,610	61,643,862	131,039,552	61,545,555
Weighted Average Shares Outstanding – Diluted	196,413,013	61,885,952	131,248,726	61,928,799

Net Income (Loss) Per Common Share – Basic	$(0.49)	$0.22	$(0.71)	$0.50
Add:
Impact of Selected Items, Net of Income Taxes	0.58	(0.22)	0.93	(0.50)
Adjusted Net Income (Loss) Per Common Share – Basic	$0.09	$—	$0.22	$—

Net Income (Loss) Per Common Share – Diluted	$(0.49)	$0.22	$(0.71)	$0.50
Add:
Impact of Selected Items, Net of Income Taxes	0.58	(0.22)	0.93	(0.50)
Adjusted Net Income (Loss) Per Common Share – Diluted	$0.09	$—	$0.22	$—
______________

 For the 2018 columns, this represents a tax impact using an estimated tax rate of 24.5% for the three and six months ended June 30, 2018, which includes a $23.4 million and $22.7 million adjustment for an increase in the valuation allowance for the three and six months ended June 30, 2018, respectively. For the 2017 columns, this represents a tax impact using an estimated tax rate of

37.1% and 37.8% for the three and six months ended June 30, 2017, respectively, which includes a $5.1 million and $11.6 million adjustment for a change in valuation allowance for the three and six months ended June 30, 2017, respectively.

Reconciliation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income (Loss)	$(96,546,698)	$13,801,859	$(93,581,601)	$30,742,382
Add:
Interest Expense	22,403,373	16,428,164	45,510,134	32,731,970
Income Tax Benefit	—	—	—	—
Depreciation, Depletion, Amortization and Accretion	22,596,028	13,682,452	41,226,657	26,510,595
Non-Cash Share Based Compensation	1,324,038	910,737	438,193	1,533,359
Write-off of Debt Issuance Costs	—	95,135	—	95,135
Loss on the Extinguishment of Debt	90,832,975	—	90,832,975	—
(Gain) Loss on the Mark-to-Market of Derivative Instruments	29,935,931	(14,172,002)	42,077,245	(31,228,544)
Adjusted EBITDA	$70,545,647	$30,746,345	$126,503,603	$60,384,897

Liquidity and Capital Resources

Overview

Our main sources of liquidity and capital resources as of the date of this report have been internally generated cash flow from operations, proceeds from equity and debt financings, credit facility borrowings, and cash settlements of derivative contracts.  Our primary uses of capital have been for the acquisition and development of our oil and natural gas properties.  We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 85% and 84% of our total production volumes in the second quarter of 2018 and 2017, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We continue to maintain a robust hedging program as required under our term loan credit agreement to partially mitigate volatility in the price of crude oil with respect to a portion of our expected oil production. In 2017, we hedged approximately 62% of our crude oil production and for the three months ended June 30, 2018, we hedged approximately 51% of our crude oil production.

The low commodity price environment of the last several years adversely affected our business, financial position, results of operations and cash flow. During this time, we took steps to mitigate the effects of these lower prices, including: implementing cost savings initiatives, adjusting the Company’s capital expenditure budget, reviewing possible divestitures, and other actions. In November 2017, we entered into a new term loan credit agreement with TPG Specialty Lending, Inc. and the lenders party thereto (the “Term Loan Credit Facility”). We used the Term Loan Credit Facility to retire and replace our prior revolving credit facility, thereby addressing the near-term maturity of that prior facility and eliminating the potential degradation in liquidity caused by the prior facility’s borrowing base re-determination feature. The Term Loan Credit Facility provided us with additional liquidity and financial flexibility to explore investment in asset development, M&A opportunities, and meet our near- and medium-term financial obligations.

After the closing of the Term Loan Credit Facility, we continued to focus on reducing our outstanding debt and extending our maturities while maintaining liquidity. On January 31, 2018, we entered into an exchange agreement (that was subsequently amended on each of March 20, 2018 and April 2, 2018) with certain holders (the “Supporting Noteholders”) of approximately $497 million, or 71%, of the aggregate principal amount of our 8.000% senior unsecured notes due 2020 (the “Outstanding Notes”), pursuant to which the Supporting Noteholders agreed to exchange all of the Outstanding Notes held by each such Supporting Noteholder for approximately $155 million of our common stock and approximately $344 million in aggregate principal amount of new second lien notes, subject to various conditions (such exchange, the “Exchange Transaction”). One of the conditions to closing the Exchange Transaction, among others, was a requirement that we raise at least $140 million in gross cash proceeds from the sale of our common stock (the “Equity Raise”). We satisfied the Equity Raise requirement with the combined proceeds from our April 2018 underwritten public offering of common stock and additional proceeds from private subscription agreements for common stock that closed simultaneously with the closing of the Exchange Transaction. The Exchange Transaction closed on May 15, 2018.

After the closing of the Exchange Transaction (and related Equity Raise), we continued to focus on reducing our outstanding debt and addressing our nearest term maturity, which is our 8.000% senior unsecured notes due 2020 (the “2020 Notes”). In June 2018, we entered into five independent, separately negotiated exchange agreements with holders of our 2020 Notes. Pursuant to each such exchange agreement, we agreed to issue the holder shares of our common stock in exchange for 2020 Notes. In total, we have issued 18.5 million shares of common stock in exchange for $53.8 million in principal amount of the 2020 Notes pursuant to these five agreements. Pursuant to each of these exchange agreements, with the exception of one covering $3.0 million principal amount of 2020 Notes, we subjected the holders to a restricted sale period on the shares of common stock issued to them. These restricted sale periods are of varying lengths and subject to varying exceptions. Generally, if at the end of the applicable restricted sale period the Company’s common stock trades below specified levels, we may be required to pay the applicable holder additional consideration either in the form of cash or additional shares of common stock. However, these provisions in the exchange agreements are subject to exceptions and contingencies which can reduce or terminate this potential liability for the Company.
As of June 30, 2018, we had cash on hand of $200.9 million, and our outstanding long term debt consisted of (i) $360.0 million of borrowings under the Term Loan Credit Facility, leaving $40.0 million of additional committed borrowing availability under the facility, (ii) $344.3 million aggregate principal amount of 8.5%/9.5% senior secured second lien notes due 2023 (the “Second Lien Notes”), and (iii) $149.6 million aggregate principal amount of 2020 Notes.

With our cash on hand, cash flow from operations, and borrowing capacity under our Term Loan Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. However, year-to-date we have closed or signed (pending closing) several significant acquisitions of additional properties and seen significant increase in drilling and completion activity, and as a result we may seek to amend the terms of the instruments governing our existing debt to allow us to seek additional access to capital and liquidity.  We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all.

We continually seek to maintain a financial profile that provides operational flexibility. However, a decline in our realized commodity price could have a negative impact on our ability to maintain our desired levels of liquidity and/or raise additional capital. At June 30, 2018, we had $834.8 million of total debt outstanding, $147.8 million of stockholders’ deficit, and $200.9 million of cash on hand.  Additionally, at June 30, 2018, there was $40.0 million of committed borrowing availability under our term loan credit agreement.

The increase in oil prices that we’ve experienced since late 2017 has increased our cash flows from operating activities, however, a return to sustained lower oil prices could significantly reduce or eliminate our planned capital expenditures.  If production is not replaced through the acquisition or drilling of new wells our production levels will lower due to the natural decline of production from existing wells.  Reduced production levels combined with low commodity prices would lower cash flow from operations and could adversely affect our ability to meet the covenant requirements under our Term Loan Credit Facility. While we are currently in compliance with our financial covenants under the Term Loan Credit Facility at June 30, 2018, there is no assurance we will be able to maintain compliance in the future.

In 2018, higher commodity prices have increased our development activities and caused our cash spend for drilling and development activities to exceed our cash flow from operations by $47.1 million for the six months ended June 30, 2018, excluding cash paid for the acquisition of oil and natural gas properties. Rig activity levels in 2018 have increased from 2017 levels and nearly all of the wells utilize higher intensity completions. The improvements in per well productivity resulting from these newer completion techniques has caused us to increase our 2018 development spending compared to 2017. We anticipate this cash flow deficit to moderate in future periods, based on higher production and the impact of pending acquisitions.

Our recent capital commitments have been to fund drilling in the Williston Basin and to fund acquisitions of acreage and oil and gas properties.   We expect to fund our near-term capital requirements and working capital needs with cash on hand, cash flows from operations and available borrowing capacity under our Term Loan Credit Facility.  Our capital expenditures could be curtailed if our cash flows decline from expected levels.  Because production from existing oil and natural gas wells declines over time, reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future.

Working Capital

Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, collection of receivables, expenditures related to our development and production operations and the impact of our outstanding derivative instruments.

At June 30, 2018, we had a working capital surplus of $118.0 million, compared to a surplus of $29.2 million at December 31, 2017. Current assets increased by $123.2 million and current liabilities increased by $34.4 million at June 30, 2018, compared to December 31, 2017. The increase in current assets is primarily due to a higher cash balance as a result of our completed equity offerings of $141.7 million and additional borrowings under our term loan credit agreement of $60.0 million which was partially offset by our cash spend for development and acquisition activities, which exceeded our cash flow from operations by $96.1 million. In addition, a higher accounts receivables balance of $21.4 million due to higher commodity prices and production levels also contributed to an increase in our current assets. The increase in current liabilities is primarily due to a $25.0 million increase in derivative instruments due to forward oil price changes, and a $10.9 million increase in our debt exchange derivative liability due to our privately negotiated exchange transactions.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts. Our cash flows from operations also are impacted by changes in working capital. Any payments due to counterparties under our derivative contracts are generally funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under the term loan credit agreement. As of June 30, 2018, we had entered into derivative swap contracts hedging 2.0 million barrels of oil for the remainder of 2018 at an average price of $57.83 per barrel, 3.2 million barrels of oil in 2019 at an average price of $55.85 per barrel, 1.7 million barrels of oil in 2020 at an average price of $52.55 per barrel, 0.6 million barrels of oil in 2021 at an average price of $55.67 per barrel.

Our cash flows for the six months ended June 30, 2018 and 2017 are presented below:

	Six Months Ended June 30,
	2018	2017
	(in thousands, unaudited)
Net Cash Provided by Operating Activities	$63,617	$29,744
Net Cash Used for Investing Activities	(159,679)	(42,577)
Net Cash Provided by Financing Activities	194,804	10,156
Net Change in Cash	$98,741	$(2,677)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2018 was $63.6 million, compared to $29.7 million in the same period of the prior year. This increase was due to higher realized prices (including the effect of settled derivatives) and higher production levels, which was partially offset by higher interest costs. Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our statements of cash flows) in the six months ended June 30, 2018 was a decrease of $20.2 million compared to an increase of $0.0 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2018 and 2017 were $159.7 million and $42.6 million, respectively. The increase in cash used in investing activities for the first six months of 2018 as compared to the same period of 2017 was attributable to higher development spending and acquisitions, in particular our recently completed Salt Creek acquisition (see Note 3 to our financial statements). Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $80.1 million and $65.2 million at June 30, 2018 and 2017, respectively, as a result of increased activity in the Williston Basin.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the six months ended June 30, 2018, our capitalized costs incurred for oil and natural gas properties (e.g., drilling and completion costs and other capital expenditures) amounted to $168.7 million, while the actual cash spend in this regard amounted to $159.7 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the six months ended June 30, 2018 and 2017 are summarized in the following table:

	Six Months Ended June 30,
	2018	2017
	(in millions, unaudited)
Drilling and Development Capital Expenditures	$110.4	$40.0
Acquisition of Oil and Natural Gas Properties	49.0	2.4
Other Capital Expenditures	0.3	0.3
Total	$159.7	$42.7

Cash Flows from Financing Activities

Net cash provided by financing activities was $194.8 million and $10.2 million during the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, cash provided by financing activities was primarily related to the completed equity offerings and additional borrowings on our term loan credit agreement. For the six months ended June 30, 2017, cash provided by financing activities was primarily related to advances under our prior revolving credit facility. Our long-term debt at June 30, 2018 was $834.8 million, which was comprised of $148.2 million in senior unsecured notes, $339.5 million of second lien notes and $347.1 million of borrowings under our term loan credit agreement. As of June 30, 2018, we had $40.0 million of available borrowing capacity under our term loan credit agreement.

Term Loan Credit Agreement

On November 1, 2017 (the “Effective Date”), we entered into a term loan credit agreement with TPG Specialty Lending, Inc., as administrative agent and collateral agent (in such capacities, the “Agent”), and the lenders from time to time party thereto. The term loan credit agreement, as amended, provides for the issuance of an aggregate principal amount of up to $500 million in term loans to us, consisting of (i) $300 million in initial term loans that were made on the Effective Date (the “Initial Loans”), (ii) $100 million in delayed draw term loans available to us, subject to satisfaction of certain conditions precedent described therein, for a period of 18 months after the Effective Date (the “Delayed Draw Loans”), and (iii) up to $100 million in incremental term loans on an uncommitted basis and subject, among other things, to one or more lenders agreeing in the future to make such loans (the “Incremental Loans”) (the Initial Loans, Delayed Draw Loans and the Incremental Loans, collectively, the “Loans”). Amounts borrowed and repaid under the term loan credit agreement may not be reborrowed. All borrowings under the term loan credit agreement will mature on November 1, 2022. In addition to the $300 million in Initial Loans, we borrowed $60 million of Delayed Draw Loans on May 15, 2018. Pursuant to the terms of the 2L Indenture (described below), we cannot currently borrow in excess of $400 million under the term loan credit agreement.

A portion of the proceeds from the Initial Loans were used on the Effective Date to repay in its entirety borrowings outstanding under our prior revolving credit facility.

Borrowings under the term loan credit agreement bear interest at a rate per annum equal to the “Adjusted LIBO Rate” (subject to a 1.00% floor) plus a 7.75% per annum margin. The “Adjusted LIBO Rate” is equal to the product of: (i) three-month LIBOR multiplied by (ii) the statutory reserve rate. Upon the occurrence and continuance of an event of default all outstanding Loans shall bear interest at a rate equal to 3.00% per annum plus the then-effective rate of interest. Interest is payable on the last business day of each March, June, September and December.

A commitment fee will be paid on the unused amount of the delayed draw commitments based on an annual rate of 2.00% (the “Commitment Fee”). The term loan credit agreement also requires us to prepay the loans with 100.00% of the net cash proceeds received from certain asset sales, swap terminations, incurrences of borrowed money indebtedness, equity issuances, casualty events and extraordinary receipts, subject to certain exceptions and specified reinvestment rights. Prepayments (including mandatory prepayments), terminations, refinancing, reductions and accelerations under the term loan credit agreement are subject to the payment of a yield maintenance amount for any such prepayment, termination, refinancing, reduction or acceleration occurring prior to May 15, 2020 (or, with respect to any Delayed Draw Loan, prior to the two-year anniversary of the funding of such Delayed Draw Loan) that allows the lenders to attain approximately the same yield as if such Loan remained outstanding for the entire two-year period, as applicable, plus a call protection amount equal to the product of the principal amount of Loans so prepaid, terminated, refinanced, reduced or accelerated multiplied by (i) 4.0% for any such prepayment, termination, refinancing, reduction or acceleration occurring, (A) with respect to the Initial Loans, on or prior to May 15, 2021, or (B) with respect to Delayed Draw Loans, on or prior to the 36-month anniversary of the funding of such Delayed Draw Loan, or (ii) 2.0% for any such prepayment, termination, refinancing, reduction or acceleration occurring, (A) with respect to the Initial Loans, after May 15, 2021 and on or prior to May 15, 2022, or (B) with respect to Delayed Draw Loans, after the 36-month anniversary but on or prior to the 48-month anniversary of the funding of such Delayed Draw Loan, in each case, as set forth in the term loan credit agreement. Additionally, to the extent that the Loans are refinanced in full or the delayed draw commitments are terminated or reduced prior to the date that is 18 months after the Effective Date, we will be required to pay a yield maintenance amount in respect of the Commitment Fee that would have accrued on the delayed draw commitments as set forth in the term loan credit agreement.

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

Our obligations under the term loan credit agreement are secured by mortgages on substantially all of our oil and gas properties subject to the limitations set forth in the term loan credit agreement. In connection with the term loan credit agreement, we entered into a guaranty and collateral agreement in favor of the Agent for the secured parties, pursuant to which our obligations under the term loan credit agreement and any swap agreements entered into with swap counterparties are secured by a first-priority security interest in substantially all of our assets.

On May 15, 2018, in connection with the Exchange Transaction, we entered into a second amendment to the term loan credit agreement (the “Second Amendment”) . The Second Amendment revised the call protection and yield maintenance provisions to provide as described above, and also revised certain covenants in the term loan credit agreement to reflect the covenants in the 2L Indenture (as defined below).

We were in compliance with our financial covenants under the term loan credit facility at June 30, 2018.

Second Lien Notes

On May 15, 2018 (the “2L Closing Date”), in connection with the closing of the Exchange Transaction, we issued Second Lien Notes with an aggregate principal amount of $344.3 million. The terms of the Second Lien Notes include those stated in the indenture entered into by the Company and Wilmington Trust, National Association, as trustee (the “2L Indenture”), on the 2L Closing Date. The Second Lien Notes are senior secured obligations and rank equal in right of payment to all of our existing and future senior indebtedness. The Second Lien Notes are secured by second priority security interests in substantially all of our assets, subject to the exceptions set forth in our term loan credit agreement and certain customary post-closing delivery periods. The Second Lien Notes will be guaranteed by all of our direct and indirect subsidiaries that guarantee indebtedness under any of our or such subsidiary guarantors’ other indebtedness for borrowed money. As of June 30, 2018, the Company does not have any subsidiaries. The Second Lien Notes will mature on May 15, 2023.

Interest on the Second Lien Notes accrues at a rate of 8.500% per annum payable in cash quarterly in arrears on first day of each calendar quarter. Beginning on July 1, 2018, the interest rate will be increased by 1.000% per annum, which increase shall be payable in kind (the “PIK Component”). Commencing with the fiscal quarter ending June 30, 2018, if our total debt to EBITDAX ratio is (i) less than 3.00 to 1.00 as of the end of the fiscal quarter, the PIK Component shall cease accruing effective as of the next interest payment date, or (ii) greater than or equal to 3.00 to 1.00 as of the last day of such fiscal quarter or we fail to deliver financial statements, the PIK Component shall continue to accrue (or, if then not accruing, automatically commence accruing as of the next interest payment date) and be payable quarterly. Additionally, if we incur junior lien or unsecured debt with a cash interest rate in excess of 9.500%, the cash rate on the Second Lien Notes will be increased by such excess. Default interest will be payable in cash on demand at the then applicable interest rate plus 3.000% per annum.

We may redeem all or a portion of any of the Second Lien Notes at the following redemption prices during the following time periods (plus accrued and unpaid interest on the Second Lien Notes redeemed): (i) from and after May 15, 2018 until May 15, 2021, 104%, (ii) on and after May 15, 2021 until May 15, 2022, 102%, and (iii) on and after May 15, 2022, 100%; provided that any redemption of Second Lien Notes (or the acceleration of Second Lien Notes) prior to May 15, 2020 shall also be accompanied by a make whole premium. Subject to the terms of an intercreditor agreement, we are also required to offer to prepay the Second Lien Notes with 100% of the net cash proceeds of asset sales, casualty events and condemnations in excess of $20 million not required to be used to pay down the loans under the term loan credit agreement , subject to customary exclusions and reinvestment provisions consistent with the term loan credit agreement. Mandatory prepayment offers will be subject to payment of the make whole premium and redemption price set forth above, as applicable. See Note 4 to our financial statements for additional information regarding the Second Lien Notes.

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

Since June 1, 2018, we have been authorized to redeem some or all of the Notes at redemption prices (expressed as percentages of principal amount) equal to the principal amount, plus accrued and unpaid interest to the redemption date.

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

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs have been funded by cash from operations or borrowings under our term loan credit agreement.  As of June 30, 2018, we have entered into derivative swap agreements covering 2.0 million barrels of oil for the remainder of 2018 at an average price of $57.83 per barrel, 3.2 million barrels of oil in 2019 at an average price of $55.85 per barrel, 1.7 million in 2020 at an average price of $52.55 and 0.6 million in 2021 at an average price of $55.67 per barrel.

The following table reflects the weighted average price of open commodity swap derivative contracts as of June 30, 2018, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2018	2,003,660	57.83
2019	3,160,000	55.85
2020	1,730,980	52.55
2021 and beyond	631,600	55.67

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8%, while our term loan credit agreement interest rate is floating based on an Adjusted LIBO Rate (subject to a 1% floor) plus 7.75% per annum margin. During the quarter ended June 30, 2018, we had $330.3 million in average outstanding borrowings under our term loan credit agreement at a weighted average rate of 10.0%.  Interest payments are due under the term loan credit agreement in arrears on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the term loan credit agreement.

As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at June 30, 2018 would cost us approximately $3.6 million in additional annual interest expense.

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

As of June 30, 2018, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

On August 18, 2016, plaintiff Jeffrey Fries, individually and on behalf of all others similarly situated, filed a class action complaint in the United States District Court for the Southern District of New York against the Company, Michael Reger (our founder and president), and Thomas Stoelk (our former chief financial officer and interim chief executive officer) as defendants.  An amended complaint was filed by plaintiffs in July 2017. Defendants (including the Company) filed a motion to dismiss the amended complaint in August 2017. The court granted the Company’s motion to dismiss in January 2018, but permitted plaintiff the opportunity to further amend the complaint. A second amended complaint was filed by plaintiffs in January 2018. Defendants (including the Company) filed a motion to dismiss the second amended complaint in March 2018, and we are awaiting the court’s decision on that motion to dismiss. The complaint purports to bring a federal securities class action on behalf of a class of persons who acquired the Company’s securities between March 1, 2013 and August 15, 2016, and seeks to recover damages caused by defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company intends to continue to vigorously defend itself in this matter.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
April 1, 2018 to April 30, 2018	9,440	$1.48	—	$ 108.3 million
Month #2
May 1, 2018 to May 31, 2018	—	—	—	108.3 million
Month #3
June 1, 2018 to June 30, 2018	54,380	2.70	—	108.3 million
Total	63,820	$2.52	—	$ 108.3 million

(1)	All shares purchased reflect shares surrendered in satisfaction of tax obligations in connection with the vesting of restricted stock awards.

(2)
In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million shares of our outstanding common stock.  In total, we have repurchased 3,190,268 shares under this program through June 30, 2018 at a weighted average price of $13.06 per share.

Item 6.  Exhibits.

Unless otherwise indicated, all documents incorporated by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 001-33999.

Exhibit No.	Description	Reference
2.1	Purchase and Sale Agreement, dated July 17, 2018, by and between Pivotal Williston Basin, LP and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2018
2.2	Purchase and Sale Agreement, dated July 17, 2018, by and between Pivotal Williston Basin II, LP and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2018
2.3	Purchase and Sale Agreement, dated July 27, 2018, by and between WR Operating LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2018
3.1	Certificate of Incorporation of Northern Oil and Gas, Inc. dated May 9, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018
4.1	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012
4.2	Indenture, dated May 18, 2015, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015
4.3	Indenture, dated May 15, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.50% Senior Secured Second Lien Notes due 2023)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.1	Second Amendment to Exchange Agreement, dated April 2, 2018, by and among Northern Oil and Gas, Inc., and the Noteholders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2018
10.2
Second Amendment to Term Loan Credit Agreement, dated May 15, 2018, by and among Northern Oil and Gas, Inc., the lenders party thereto and TPG Specialty Lending, Inc., as administrative agent and collateral agent
Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.3
Third Amendment to Term Loan Credit Agreement, dated July 19, 2018, by and among Northern Oil and Gas, Inc., the lenders party thereto and TPG Specialty Lending, Inc., as administrative agent and collateral agent
Filed herewith
10.4	Amended and Restated Letter Agreement, dated as of May 15, 2018, by and among Robert B. Rowling, Cresta Investments, LLC, Cresta Greenwood, LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.5	Registration Rights Agreement, dated as of May 15, 2018, among Northern Oil and Gas, Inc. and the holders party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.6	Registration Rights Agreement, dated as of May 15, 2018, among Northern Oil and Gas, Inc. and TRT Holdings, Inc., Cresta Investments, LLC and Cresta Greenwood, LLC	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018

10.7	Registration Rights Agreement, dated as of May 15, 2018, among Northern Oil and Gas, Inc. and TPG Specialty Lending, Inc., TOP III Finance 1, LLC and TAO Finance 1, LLC	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.8	Amended and Restated Employment Agreement, dated May 24, 2018, between Northern Oil and Gas, Inc. and Michael Reger	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2018
10.9	Amended and Restated Employment Agreement, dated July 5, 2018, between Northern Oil and Gas, Inc. and Michael Reger	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2018
10.10	Employment Agreement, dated May 24, 2018, between Northern Oil and Gas, Inc. and Nicholas O’Grady	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2018
10.11	Amended and Restated Employment Agreement, dated June 1, 2018, between Northern Oil and Gas, Inc. and Erik Romslo	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2018
10.12	Amended and Restated Employment Agreement, dated July 5, 2018, between Northern Oil and Gas, Inc. and Brandon Elliott	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2018
10.13	Employment Agreement, dated June 1, 2018, between Northern Oil and Gas, Inc. and Chad Allen	Filed herewith
10.14	Employment Agreement, dated June 1, 2018, between Northern Oil and Gas, Inc. and Adam Dirlam	Filed herewith
10.15	Form of Performance-Based Restricted Stock Award Agreement under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Filed herewith
12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
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

NORTHERN OIL AND GAS, INC.

Date:	August 9, 2018	By:	/s/ Brandon Elliott
Brandon Elliott, Chief Executive Officer and principal executive officer (on behalf of Registrant)

Date:	August 9, 2018	By:	/s/ Chad Allen
Chad Allen, Chief Accounting Officer and principal accounting officer