Form 10-Q
period 2018-09-30
NORTHERN OIL & GAS, INC.
filed 2018-11-09
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ Emerging Growth Company ☐	Smaller Reporting Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 6, 2018, there were 385,680,827 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

September 30, 2018

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$112,965,907	$102,183,191
Accounts Receivable, Net	90,476,380	46,851,682
Advances to Operators	2,552,490	604,977
Prepaid Expenses and Other	17,960,647	2,333,288
Income Tax Receivable	785,016	785,016
Total Current Assets	224,740,440	152,758,154

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	3,001,638,590	2,585,490,133
Unproved	1,236,986	1,699,344
Other Property and Equipment	998,192	981,303
Total Property and Equipment	3,003,873,768	2,588,170,780
Less – Accumulated Depreciation, Depletion and Impairment	(2,185,892,937)	(2,114,951,189)
Total Property and Equipment, Net	817,980,831	473,219,591

Deferred Income Taxes (Note 9)	785,000	785,000
Acquisition Deposit	20,000,000	—
Other Noncurrent Assets, Net	5,443,131	5,490,934

Total Assets	$1,068,949,402	$632,253,679

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$122,279,397	$93,152,297
Accrued Expenses	6,334,045	6,339,425
Accrued Interest	10,266,623	4,836,112
Debt Exchange Derivative	6,030,363	—
Derivative Instruments	61,637,192	18,681,891
Contingent Consideration	8,334,160	—
Asset Retirement Obligations	497,129	565,521
Total Current Liabilities	215,378,909	123,575,246

Long-term Debt, Net	789,528,047	979,324,222
Derivative Instruments	40,844,343	11,496,929
Debt Exchange Derivative	260,967	—
Contingent Consideration	1,018,570	—
Asset Retirement Obligations	10,595,758	8,562,607
Other Noncurrent Liabilities	112,835	135,225

Total Liabilities	$1,057,739,429	$1,123,094,229

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	—	—
Common Stock, Par Value $.001; 9/30/2018 – 675,000,000 Authorized, 334,209,986 Shares Outstanding and 12/31/2017 – 142,500,000 Authorized, 66,791,633 Shares Outstanding	334,210	66,792
Additional Paid-In Capital	1,026,052,523	449,666,390
Retained Deficit	(1,015,176,760)	(940,573,732)
Total Stockholders’ Equity (Deficit)	11,209,973	(490,840,550)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,068,949,402	$632,253,679
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Oil, Natural Gas, and NGL Sales	$145,415,698	$54,257,591	$341,343,390	$151,486,819
Gain (Loss) on Derivative Instruments, Net	(43,148,073)	(12,663,253)	(105,622,312)	20,810,662
Other Revenue	1,595	4,321	7,504	19,911
Total Revenues	102,269,220	41,598,659	235,728,582	172,317,392

OPERATING EXPENSES
Production Expenses	18,160,937	12,605,513	45,198,281	36,417,402
Production Taxes	13,579,169	5,064,761	31,633,326	13,965,800
General and Administrative Expenses	4,674,467	7,985,719	9,592,581	15,911,802
Depletion, Depreciation, Amortization and Accretion	30,258,089	15,357,685	71,484,746	41,868,280
Total Operating Expenses	66,672,662	41,013,678	157,908,934	108,163,284

INCOME FROM OPERATIONS	35,596,558	584,981	77,819,648	64,154,108

OTHER INCOME (EXPENSE)
Interest Expense, Net of Capitalization	(20,438,025)	(16,672,632)	(65,948,159)	(49,404,601)
Write-off of Debt Issuance Costs	—	—	—	(95,135)
Loss on the Extinguishment of Debt	(9,542,206)	—	(100,375,181)	—
Debt Exchange Derivative Gain	13,062,852	—	13,062,852	—
Other Income	299,394	184	837,812	545
Total Other Income (Expense)	(16,617,985)	(16,672,448)	(152,422,676)	(49,499,191)

INCOME (LOSS) BEFORE INCOME TAXES	18,978,573	(16,087,467)	(74,603,028)	14,654,917

INCOME TAX PROVISION (BENEFIT)	—	—	—	—

NET INCOME (LOSS)	$18,978,573	$(16,087,467)	$(74,603,028)	$14,654,917

Net Income (Loss) Per Common Share – Basic	$0.06	$(0.26)	$(0.40)	$0.24
Net Income (Loss) Per Common Share – Diluted	$0.06	$(0.26)	$(0.40)	$0.24
Weighted Average Shares Outstanding – Basic	300,517,497	61,843,377	188,152,998	61,645,920
Weighted Average Shares Outstanding – Diluted	301,755,419	61,843,377	188,152,998	61,991,292
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(74,603,028)	$14,654,917
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	71,484,746	41,868,280
Amortization of Debt Issuance Costs	3,771,986	2,889,416
Write-off of Debt Issuance Costs	—	95,135
Loss on Extinguishment of Debt	100,375,181	—
Amortization/Accretion of 8% Senior Notes Premium/Discount	198,486	367,845
Deferred Income Taxes	—	—
(Gain) Loss on the Mark-to-Market of Derivative Instruments	72,302,715	(15,170,174)
Gain on the Debt Exchange Derivative	(13,062,852)	—
Share-Based Compensation Expense	2,092,421	5,265,868
Contingent Consideration	—	—
Other	(111,712)	47,826
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(43,340,645)	(2,139,695)
Prepaid and Other Expenses	(3,215,785)	(694,545)
Accounts Payable	4,349,154	3,309,686
Accrued Interest	6,127,870	13,971,779
Accrued Expenses	47,649	1,114,681
Net Cash Provided by Operating Activities	126,416,186	65,581,019

CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and Development Capital Expenditures	(164,584,119)	(64,573,742)
Acquisition of Oil and Natural Gas Properties	(125,487,059)	(11,039,824)
Acquisition Deposit	(20,000,000)	—
Proceeds from Sale of Oil, Natural Gas, and Other Properties	21,689	171,451
Proceeds from Sale of Other Property and Equipment	46,000	—
Purchases of Other Property and Equipment	(86,783)	(3,954)
Net Cash Used for Investing Activities	(310,090,272)	(75,446,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	—	30,000,000
Repayments on Revolving Credit Facility	—	(19,000,000)
Borrowings Under Term Loan Credit Agreement	60,000,000	—
Issuance of Common Stock	141,709,681	—
Debt Issuance Costs Paid	(6,837,922)	(297,392)
Repurchase of Common Stock – Tax Obligations	(414,957)	(546,989)
Net Cash Provided by Financing Activities	194,456,802	10,155,619

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,782,716	290,569

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	102,183,191	6,486,098

CASH AND CASH EQUIVALENTS – END OF PERIOD	$112,965,907	$6,776,667
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(UNAUDITED)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2017	66,791,633	$66,792	$449,666,390	$(940,573,732)	$(490,840,550)

Restricted Stock Awards	3,195,302	3,195	—	—	3,195
Equity Issuances, Net of Offering Costs	96,926,019	96,926	141,612,755	—	141,709,681
Debt Exchange Agreements	136,063,799	136,064	327,363,354	—	327,499,418
Acquisition of Oil and Natural Gas Properties	32,253,578	32,253	105,485,054	—	105,517,307
Restricted Stock Forfeitures	(910,086)	(910)	—	—	(910)
Share Based Compensation	—	—	2,339,817	—	2,339,817
Restricted Stock Surrenders - Tax Obligations	(172,759)	(173)	(414,784)	—	(414,957)
Net Exercise of Stock Options	62,500	63	(63)	—	—
Net Loss	—	—	—	(74,603,028)	(74,603,028)

September 30, 2018	334,209,986	$334,210	$1,026,052,523	$(1,015,176,760)	$11,209,973
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

As of September 30, 2018 and December 31, 2017, the Company included accounts receivable of $5.2 million and $5.5 million, respectively, in Other Noncurrent Assets, Net due to their long-term nature.

The allowance for doubtful accounts at September 30, 2018 and December 31, 2017 was $5.2 million and $5.6 million, respectively.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years. Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets. Depreciation expense was $29,651 and $39,101 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $96,837 and $124,888 for the nine months ended September 30, 2018 and 2017, respectively.

Oil and Gas Properties

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Capitalized Certain Payroll and Other Internal Costs	$264,127	$201,875	$617,058	$647,519
Capitalized Interest Costs	35,017	36,919	108,252	108,687
Total	$299,144	$238,794	$725,310	$756,206

As of September 30, 2018, the Company held leasehold interests in the Williston Basin on acreage located in North Dakota and Montana targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the nine months ended September 30, 2018 and 2017, there were no property sales that resulted in a significant alteration.

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

The Company did not have any ceiling test impairment for the three and nine months ended September 30, 2018 and 2017, respectively.  Impairment charges affect the Company’s reported net income but do not reduce the Company’s cash flow. If a significantly lower pricing environment reoccurs, the Company expects it could be required to writedown the value of its oil and natural gas properties. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine the Company’s actual ceiling test calculation and impairment analyses in future periods.

Capitalized costs associated with impaired unproved properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate.  The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the three months ended September 30, 2018 and 2017, the Company expired leases of $3.1 million and $5.1 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company expired leases of $8.1 million and $14.8 million, respectively.

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

Debt Issuance Costs

Debt issuance costs include origination, legal and other fees to issue debt in connection with the Company’s term loan credit agreement, senior secured notes, senior unsecured notes and prior revolving credit facility.  These debt issuance costs are amortized over the term of the related financing using the straight-line method, which approximates the effective interest method (see Note 4). The amortization of debt issuance costs for the three months ended September 30, 2018 and 2017 was $1.1 million and $1.0 million, respectively. The amortization of debt issuance costs for the nine months ended September 30, 2018 and 2017 was $3.8 million and $2.9 million, respectively.

Bond Premium/Discount on Senior Notes

On May 13, 2013, the Company recorded a bond premium of $10.5 million in connection with the “8.000% Senior Notes Due 2020” (see Note 4).  This bond premium is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.  The amortization of the bond premium for the three months ended September 30, 2018 and 2017 was $0.1 million and $0.4 million, respectively. The amortization of the bond premium for the nine months ended September 30, 2018 and 2017 was $0.6 million and $1.1 million, respectively.

On May 18, 2015, the Company recorded a bond discount of $10.0 million in connection with the “8.000% Senior Notes Due 2020” (see Note 4).  This bond discount is being amortized over the term of the related financing using the straight-line method, which approximates the effective interest method. The amortization of the bond discount for the three months ended September 30, 2018 and 2017 was $0.1 million and $0.5 million, respectively. The amortization of the bond discount for the nine months ended September 30, 2018 and 2017 was $0.8 million and $1.5 million, respectively.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three and nine months ended September 30, 2018 and 2017, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two revenue sources which are oil sales and natural gas and NGL sales and only operates in one geographic area, the Williston Basin in North Dakota and Montana. Oil sales for the three months ended September 30, 2018 and 2017 were $135.0 million and $50.3 million, respectively. Natural gas and NGL sales for the three months ended September 30, 2018 and 2017 were $10.4 million and $3.9 million, respectively.

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

Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the three-year period ended September 30, 2018, driven primarily by the full cost ceiling impairments over that period.  Additionally, the Company’s revenue, profitability and future growth are substantially dependent upon prevailing and future prices for oil and natural gas.  The markets for these commodities continue to be volatile.  Changes in oil and natural gas prices have a significant impact on the value of the Company’s reserves and on its cash flows.  Due to these factors, management has placed a lower weight on the prospect of future earnings in its overall analysis of the valuation allowance.

In determining whether to establish a valuation allowance on the Company’s deferred tax assets, management concluded that the objectively verifiable evidence of cumulative negative earnings for the three-year period ended September 30, 2018, is difficult to overcome with any forms of positive evidence that may exist.  Accordingly, the valuation allowance against the Company’s deferred tax asset at September 30, 2018 and December 31, 2017 was $245.0 million and $227.0 million, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted Average Common Shares Outstanding – Basic	300,517,497	61,843,377	188,152,998	61,645,920
Plus: Potentially Dilutive Common Shares Including Stock Options and Restricted Stock	1,237,922	—	—	345,372
Weighted Average Common Shares Outstanding – Diluted	301,755,419	61,843,377	188,152,998	61,991,292

Restricted Stock and Stock Options Excluded From EPS Due To The Anti-Dilutive Effect	—	1,838,101	617,429	760,782

As of September 30, 2018 and 2017, potentially dilutive shares from stock option awards were zero and 391,872, respectively. The Company also has potentially dilutive shares from restricted stock awards outstanding of 3,144,127 and 1,978,651 at September 30, 2018 and 2017, respectively.

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

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Proved oil and natural gas properties accounted for using the full cost method of accounting are excluded from this requirement but continue to be subject to the full cost method’s impairment rules.  There was no impairment of other long-lived assets recorded for the three and nine months ended September 30, 2018 and 2017.

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Nine Months Ended September 30,
	2018	2017
Supplemental Cash Items:
Cash Paid During the Period for Interest	$55,849,310	$32,192,678
Cash Paid During the Period for Income Taxes	—	—

Non-cash Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable	108,216,107	72,352,965
Capitalized Asset Retirement Obligations	1,643,572	974,465
Change in Prepaid Expenses and Other	12,411,574	—
Contingent Consideration	9,352,730	—
Compensation Capitalized on Oil and Gas Properties	249,861	211,665
Issuance of Common Stock - Acquisitions of Oil and Natural Gas Properties	105,517,308	—

Non-cash Financing Activities:
Exchange transactions - non-cash securities issued:
Issuance of 8.50% Second Lien Notes due 2023	344,279,000	—
Issuance of Common Stock - fair value at issuance date	326,783,302	—
Debt Exchange Derivative Liability - fair value at issuance date	19,354,182	—

Exchange Transactions - non-cash securities exchanged:
8.00% Unsecured Senior Notes due 2020 - carrying value	(590,041,303)	—

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

In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard's application impact to individual financial statement line items. In March, April, May and December 2016, the FASB issued new guidance in Topic 606, Revenue from Contracts with Customers, to address the following potential implementation issues of the new revenue standard: (a) to clarify the implementation guidance on principal versus agent considerations, (b) to clarify the identification of performance obligations and the licensing implementation guidance and (c) to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company previously followed the sales method of accounting for oil and natural gas production, which is generally consistent with the revenue recognition provision of the new standard. The majority of the Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Based on the Company’s evaluation process and review of its arrangements with operators who act as an intermediary and enter into contracts with purchasers who are the ultimate customers, the timing and amount of revenue recognized based on the standard is consistent with the Company’s revenue recognition policy under previous guidance. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach, and has expanded its financial statement disclosures in order to comply with the standard. The Company has processes and controls to ensure it recognizes revenue in accordance with the appropriate accounting treatment and to generate the disclosures required under the new standard in the first quarter of 2018.  The Company has determined the adoption of the standard did not have a material impact on its results of operations, cash flows, or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The scope of ASU 2016-02 does not apply to leases used in the exploration or use of minerals, oil, natural gas, or other similar non-regenerative resources.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The Company is leveraging external consultants to evaluate the impacts of ASU 2016-02. Further, the Company is also evaluating policies, internal controls, and processes that will be necessary to support the additional accounting and disclosure requirements. Policy elections allowed under ASU 2016-02 that the Company anticipates making as part of its adoption include (a) not recognizing lease assets or liabilities when lease terms are less than twelve months, and (b) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease. Other policy elections allowed for under ASU 2016-02 are still being evaluated. The Company will adopt ASU 2016-02 on January 1, 2019, using the modified retrospective approach. The Company is still evaluating the impact of the new guidance on its financial statements, however, based on its current operating leases, it is not expected to have a material impact.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides an additional transition method for adopting ASU 2016-02, as well as provides lessors with a practical expedient when applying ASU 2016-02 to certain leases. The Company anticipates making a policy election in connection with adopting ASU 2018-11, which will eliminate the need for adjusting prior period comparable financial statements prepared under current lease accounting guidance. The Company will adopt ASU 2018-11 at the same time it adopts ASU 2016-02.

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

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The value of the Company’s crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying condensed statements of operations from the closing date of the acquisition.  Acquired assets and liabilities assumed are recorded based on their estimated fair value at the time of the acquisition.  Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.  Development capital expenditures and purchases of properties that were in accounts payable and not yet paid in cash at September 30, 2018 and December 31, 2017 were approximately $108.2 million and $85.0 million, respectively.

Acquisitions

Pivotal Acquisition

On July 17, 2018, the Company entered into purchase and sale agreements with Pivotal Williston Basin, LP and Pivotal Williston Basin LP, II, to acquire approximately 20.8 net producing wells and 2.2 net wells in process, as well as approximately 444 net acres in North Dakota (the “Pivotal Acquisition”). The acquisition expanded the Company’s footprint in the core of the Williston Basin. On September 17, 2018, the Company closed on the acquisition for total estimated consideration of $146.1 million, consisting of (i) $48.2 million in cash (which reflects the $68.4 million aggregate unadjusted cash consideration provided for in the purchase agreements, less $7.8 million of working capital adjustments made at closing and $12.4 million of additional estimated post-closing working capital adjustments), (ii) 25,753,578 shares of the Company’s common stock valued at $88.6 million, based on the $3.44 per share closing price of the Company’s common stock on the closing date of the acquisition, and (iii) $9.4 million in value attributable to potential additional contingent consideration (described in more detail below). The results of operations from the September 17, 2018 closing date through September 30, 2018, represented approximately $3.5 million of revenue and $0.6 million of direct operating expenses.  No material transaction costs were incurred in connection with this acquisition. The following table reflects a preliminary estimate of the fair values of the net assets and liabilities as of the date of acquisition, which are subject to customary post-closing adjustments:

(in thousands)
Fair value of net assets:
Proved oil and natural gas properties	$146,134
Asset retirement cost	644
Total assets acquired	146,778
Asset retirement obligations	(644)
Net assets acquired	$146,134

Fair value of consideration paid for net assets:
Cash consideration	$48,189
Issuance of common stock ($25.8 million shares at $3.44 per share)	88,592
Contingent consideration	9,353
Total fair value of consideration transferred	$146,134

A contingent consideration liability arising from potential additional consideration in connection with the Pivotal Acquisition has been recognized at its fair value. The amount of additional contingent consideration payable by the Company, if any, is dependent upon the performance of the Company’s share price over a thirteen month period ending in October 2019. The acquisition date fair value of the potential additional consideration, totaling $9.4 million, was recorded within short-term and long-term contingent consideration liabilities on the Company’s condensed balance sheets. Changes in the fair value of the liability (that were not accounted for as revisions of the acquisition date fair value) are recorded in other income (expense) on the Company’s condensed statement of operations.

The following summarized unaudited pro forma condensed statements of operations information for the three and nine months ended September 30, 2018 and 2017 assumes that the Pivotal Acquisition occurred as of January 1, 2017. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed this acquisition as of January 1, 2017, or that would be attained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenues	$122,729	$52,277	$286,405	$210,726
Net Income (Loss)	31,047	(13,299)	(48,296)	24,370

Salt Creek Acquisition

On April 25, 2018, the Company entered into a purchase and sale agreement with Salt Creek Oil and Gas, LLC, to acquire 64 gross, 5.5 net producing (PDP) wells, 31 gross, 1.5 net drilling and completing (PDNP) wells and 1,319 net acres located in McKenzie and Mountrail counties of North Dakota in the Company’s core development area. The acquisition expanded the Company’s footprint in the core of the Williston Basin.  On June 4, 2018, the Company closed the transaction for consideration of $60.0 million which is comprised of $44.7 million of cash consideration and $15.2 million of common stock consideration.  The results of operations from the June 4, 2018 closing date through September 30, 2018, represented approximately $6.7 million of revenue and $1.6 million of direct operating expenses.  No material transaction costs were incurred in connection with this acquisition. The following table reflects a preliminary estimate of the fair values of the net assets and liabilities as of the date of acquisition, which are subject to customary post-closing adjustments:

(in thousands)
Fair value of net assets:
Proved oil and natural gas properties	$59,978
Asset retirement cost	154
Total assets acquired	60,132
Asset retirement obligations	(154)
Net assets acquired	$59,978

Fair value of consideration paid for net assets:
Cash consideration	$44,738
Issuance of common stock (6.0 million shares at $2.54 per share)	15,240
Total fair value of consideration transferred	$59,978

Unproved Properties

All properties that are not classified as proved properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion. Once a property is classified as proved, all associated acreage and drilling costs are subject to depletion.

The Company historically has acquired unproved properties by purchasing individual or small groups of leases directly from mineral owners, landmen, or lease brokers, which leases historically have not been subject to specified drilling projects, and by purchasing lease packages in identified project areas controlled by specific operators.  The Company generally participates in drilling activities on a heads up basis by electing whether to participate in each well on a well-by-well basis at the time wells are proposed for drilling.

Unproved properties not being amortized comprise approximately 7,389 net acres and 14,377 net acres of undeveloped leasehold interests at September 30, 2018 and December 31, 2017, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

The Company assesses all items classified as unproved property on an annual basis, or if certain circumstances exist, more frequently, for possible impairment or reduction in value.  The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned.  During any period in which these factors indicate an impairment, the cumulative costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  For the nine months ended September 30, 2018 and 2017, the Company included $0.1 million and $0.1 million, respectively, related to expiring leases within costs subject to the depletion calculation.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	September 30, 2018
	Principal Balance	Unamortized Net Discount	Debt Issuance Costs, Net	Long-term Debt, Net
8% Senior Notes	$102,812,000	$(137,064)	$(688,685)	101,986,251
Second Lien Notes	344,279,000	—	(4,565,587)	339,713,413
Term Loan Credit Agreement	360,000,000	—	(12,171,617)	347,828,383
Total	$807,091,000	$(137,064)	$(17,425,889)	$789,528,047

	December 31, 2017
	Principal Balance	Unamortized Net Discount	Debt Issuance Costs, Net	Long-term Debt, Net
8% Senior Notes	$700,000,000	$(1,197,954)	$(6,847,557)	691,954,489
Term Loan Credit Agreement	300,000,000	—	(12,630,267)	287,369,733
Total	$1,000,000,000	$(1,197,954)	$(19,477,824)	$979,324,222

Exchange Agreements
May 15, 2018 Exchange Transaction

On January 31, 2018, Northern entered into an exchange agreement that was subsequently amended (as amended, the “Exchange Agreement”) with holders (the “Supporting Noteholders”) of approximately $496.7 million, or 71%, of the aggregate principal amount of the Company’s outstanding 8.000% senior unsecured notes due 2020 (the “Unsecured Notes”), pursuant to which the Supporting Noteholders agreed to exchange all of the Unsecured Notes held by each such Supporting Noteholder for approximately $155.0 million of the Company’s common stock and approximately $344.3 million in aggregate principal amount of new 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”) (such exchange, the “Exchange Transaction”).

On May 15, 2018 (the “Exchange Closing Date”), pursuant to the Exchange Agreement, the Company completed the Exchange Transaction and issued 103,249,915 shares of common stock and $344.3 million of Second Lien Notes in exchange for the Unsecured Notes held by the Supporting Noteholders. Separately, but in connection with the Exchange Transaction, the Company and certain investors had previously entered into subscription agreements (the “Subscription Agreements”) whereby such investors agreed to purchase up to $52.0 million of common stock at $1.50 per share. Pursuant to the Subscription Agreements, on the Exchange Closing Date, the Company issued 34,666,668 shares of common stock to such investors.

Additional Exchange Transactions

In June 2018, the Company entered into five independent, separately negotiated exchange agreements with holders of the Company’s Unsecured Notes (the “June 2018 Exchanges”). Pursuant to each such exchange agreement, the Company agreed to issue the holder shares of its common stock in exchange for certain Unsecured Notes held by such holder. In total, the Company issued 18.5 million shares of common stock in exchange for $53.8 million in principal amount of the Unsecured Notes pursuant to the June 2018 Exchanges.

During the three months ended September 30, 2018, the Company entered into five additional independent, separately negotiated exchange agreements with holders of the Company’s Unsecured Notes (the “Q3 2018 Exchanges” and, together with the June 2018 Exchanges, the “Additional Exchanges”). Pursuant to each such exchange agreement, the Company agreed to issue the holder shares of its common stock in exchange for certain Unsecured Notes held by such holder. In total, during the three months ended September 30, 2018, the Company issued 14.3 million shares of common stock in exchange for $46.7 million in principal amount of the Unsecured Notes pursuant to the Q3 2018 Exchanges.

Pursuant to the exchange agreements governing the Additional Exchanges, with limited exceptions, the Company subjected the holders to a restricted sale period on the shares of common stock issued to them. These restricted sale periods are of varying lengths and subject to varying exceptions. Generally, if at the end of the applicable restricted sale period the Company’s common stock trades below specified levels, the Company may be required to pay the applicable holder additional consideration either in the form of cash or additional shares of common stock. The value of this liability is carried on the Company’s balance sheet as the debt exchange derivative liability, the value of which is based on Monte Carlo simulations which considered various inputs including (i) the Company’s common stock price, (ii) risk-free rates based on U.S. Treasury rates, (iii) volatility of the Company’s common stock, and (iv) expected average daily trading volumes. As of September 30, 2018, the Company’s debt exchange derivative liability related to the Additional Exchanges was $6.3 million.

Term Loan Credit Agreement

The Company’s term loan credit agreement, described in the paragraphs that follow as of September 30, 2018, was retired and repaid in full in connection with refinancing transactions that closed on October 5, 2018. See Note 12 for further details.

On November 1, 2017 (the “Effective Date”), the Company entered into a term loan credit agreement with TPG Specialty Lending, Inc., as administrative agent and collateral agent (in such capacities, the “Agent”), and the lenders from time to time party thereto. The term loan credit agreement, as amended, provides for the issuance of an aggregate principal amount of up to $500,000,000 in term loans to the Company, consisting of (i) $300,000,000 in initial term loans that were made on the Effective Date (the “Initial Loans”), (ii) $100,000,000 in delayed draw term loans available to the Company, subject to satisfaction of certain conditions precedent described therein, for a period of 18 months after the Effective Date (the “Delayed Draw Loans”), and (iii) up to $100,000,000 in incremental term loans on an uncommitted basis and subject, among other things, to one or more lenders agreeing in the future to make such loans (the “Incremental Loans”) (the Initial Loans, Delayed Draw Loans and the Incremental Loans, collectively, the “Loans”). Amounts borrowed and repaid under the term loan credit agreement may not be reborrowed. All borrowings under the term loan credit agreement will mature on November 1, 2022. In addition to the $300.0 million in Initial Loans, the Company borrowed $60.0 million of Delayed Draw Loans on May 15, 2018. Pursuant to the terms of the 2L Indenture (described below), the Company could not borrow in excess of $400.0 million under the term loan credit agreement.

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

A commitment fee is paid on the unused amount of the delayed draw commitments based on an annual rate of 2.00% (the “Commitment Fee”). The term loan credit agreement also requires the Company to prepay the loans with 100% of the net cash proceeds received from certain asset sales, swap terminations, incurrences of borrowed money indebtedness, equity issuances, casualty events and extraordinary receipts, subject to certain exceptions and specified reinvestment rights. Prepayments (including mandatory prepayments), terminations, refinancing, reductions and accelerations under the term loan credit agreement are subject to the payment of a yield maintenance amount for any such prepayment, termination, refinancing, reduction or acceleration occurring prior to May 15, 2020 (or, with respect to any Delayed Draw Loan, prior to the two-year anniversary of the funding of such Delayed Draw Loan) that allows the lenders to attain approximately the same yield as if such Loan remained outstanding for the entire two-year period, as applicable, plus a call protection amount equal to the product of the principal amount of Loans so prepaid, terminated, refinanced, reduced or accelerated multiplied by (i) 4.0% for any such prepayment, termination, refinancing, reduction or acceleration occurring, (A) with respect to the Initial Loans, on or prior to May 15, 2021, or (B) with respect to Delayed Draw Loans, on or prior to the 36-month anniversary of the funding of such Delayed Draw Loan, or (ii) 2.0% for any such prepayment, termination, refinancing, reduction or acceleration occurring, (A) with respect to the Initial Loans, after May 15, 2021 and on or prior to May 15, 2022, or (B) with respect to Delayed Draw Loans, after the 36-month anniversary but on or prior to the 48-month anniversary of the funding of such Delayed Draw Loan, in each case, as set forth in the term loan credit agreement. Additionally, to the extent that the Loans are refinanced in full or the delayed draw commitments are terminated or reduced prior to the date that is 18 months after the Effective Date, the Company will be required to pay a yield maintenance amount in respect of the Commitment Fee that would have accrued on the delayed draw commitments as set forth in the term loan credit agreement.

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

Second Lien Notes

The Second Lien Notes are described in the paragraphs that follow as of September 30, 2018. The Company issued additional Second Lien Notes, and the terms of the Second Lien Notes were amended, in connection with refinancing transactions that closed on October 5, 2018. See Note 12 for further details.

On May 15, 2018 (the “2L Closing Date”), the Company issued Second Lien Notes with an aggregate principal amount of $344.3 million. The terms of the Second Lien Notes include those stated in the Indenture entered into by the Company and Wilmington Trust, National Association, as trustee (the “2L Indenture”), on the 2L Closing Date. The Second Lien Notes are the senior secured obligations of the Company and rank equal in right of payment to all existing and future senior indebtedness of the Company and its subsidiaries. The Second Lien Notes are secured by second priority security interests in substantially all assets of the Company, subject to the exceptions set forth in the Company’s term loan credit agreement and certain customary post-closing delivery periods. The Second Lien Notes will be guaranteed by all of the Company’s direct and indirect subsidiaries that guarantee indebtedness under any other indebtedness for borrowed money of the Company or any of the Company’s subsidiary guarantors. As of September 30, 2018, the Company does not have any subsidiaries. The Second Lien Notes will mature on May 15, 2023.

Interest on the Second Lien Notes will accrue at a rate of 8.500% per annum payable in cash quarterly in arrears on first day of each calendar quarter. Beginning on July 1, 2018, the interest rate will be increased by 1.000% per annum, which increase shall be payable in kind (the “PIK Component”). Commencing June 30, 2018, and as of each December 31st and June 30th thereafter, if the Company’s total debt to EBITDAX ratio is (i) less than 3.00 to 1.00 as of such date, the PIK Component shall cease accruing effective as of the next interest payment date, or (ii) greater than or equal to 3.00 to 1.00 as of such date or if the Company fails to deliver financial statements, the PIK Component shall continue to accrue (or, if then not accruing, automatically commence accruing as of the next interest payment date) and be payable quarterly. The PIK Component began accruing on June 30, 2018. Additionally, if the Company incurs junior lien or unsecured debt with a cash interest rate in excess of 9.500%, the cash rate on the Second Lien Notes will be increased by such excess. Default interest will be payable in cash on demand at the then applicable interest rate plus 3.000% per annum.

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

8.000% Senior Notes Due 2020

The Company’s 8.000% senior unsecured notes due June 1, 2020 (the “Unsecured Notes”) are described in the paragraphs that follow as of September 30, 2018. All remaining outstanding Unsecured Notes were redeemed and repaid in full on October 11, 2018. See Note 12 for further details.

On May 18, 2012, the Company issued at par value $300.0 million aggregate principal amount of Unsecured Notes (the “Original Notes”).  On May 13, 2013, the Company issued at a price of 105.25% of par an additional $200.0 million aggregate principal amount of Unsecured Notes (the “2013 Follow-on Notes”).  On May 18, 2015, the Company issued at a price of 95.000% of par an additional $200.0 million aggregate principal amount of Unsecured Notes (the “2015 Mirror Notes” and, together with the Original Notes and the 2013 Follow-on Notes, the “Notes”).  Interest is payable on the Notes semi-annually in arrears on each of June 1 and December 1.  The Company currently does not have any subsidiaries and, as a result, the Notes are not currently guaranteed.  Any subsidiaries the Company forms in the future may be required to unconditionally guarantee, jointly and severally, payment obligation under the Notes on a senior unsecured basis.

Since June 1, 2018, the Company has been authorized to redeem some or all of the Notes at a redemption price equal to the principal amount, plus accrued and unpaid interest to the redemption date.

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

NOTE 5    COMMON AND PREFERRED STOCK

In August 2018, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, from 450,000,000 to 675,000,000. As a result, the Company’s Restated Certificate of Incorporation authorizes the issuance of up to 680,000,000 shares.  The shares are classified in two classes, consisting of 675,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.  The board of directors is authorized to establish one or more series of preferred stock, setting forth the designation of each such series, and fixing the relative rights and preferences of each such series.  The Company has neither designated nor issued any shares of preferred stock.

Common Stock

The following is a schedule of changes in the number of shares of common stock outstanding during the nine months ended September 30, 2018 and the year ended December 31, 2017:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Beginning Balance	66,791,633	63,259,781
Stock Options Exercised - Net	62,500	—
Restricted Stock Grants	3,195,302	911,355
Debt Exchanges	136,063,799	—
Equity Offerings	96,926,019	—
Stock Consideration for Acquisitions of Oil and Natural Gas Properties	32,253,578	—
Legal Settlement	—	3,000,000
Other Surrenders - Tax Obligations	(172,759)	(270,510)
Other Forfeitures	(910,086)	(108,993)
Ending Balance	334,209,986	66,791,633

2018 Activity

During the nine months ended September 30, 2018, 0.2 million shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $0.4 million, which is based on the market prices on the dates the shares were surrendered.

During January 2018, 0.9 million shares of common stock were forfeited in connection with the resignation of the Company’s former interim chief executive officer and chief financial officer. The total amount of share-based compensation expense that was reversed in connection with his resignation was approximately $1.2 million.

Exchange Transactions
On May 15, 2018, as a part of closing the Exchange Agreement (see Note 4), the Company issued 103.2 million shares of the Company’s common stock to the Supporting Noteholders as partial consideration for their exchange of Unsecured Notes.
In 2018, the Company issued an additional 32.8 million shares of the Company’s common stock to various noteholders, through other privately negotiated exchange transactions, as consideration for the exchange of Unsecured Notes (See Note 4).

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

Acquisitions

On June 4, 2018, the Company issued 6.0 million shares of common stock as a part of the purchase price for the purchase of oil and gas properties under the purchase and sale agreement with Salt Creek Oil and Gas, LLC (See Note 3).

On September 17, 2018, the Company issued 25.8 million shares of common stock as a part of the purchase price for the purchase of oil and gas properties under the purchase and sale agreements for the Pivotal Acquisition (See Note 3).

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the three and nine months ended September 30, 2018 and September 30, 2017, the Company did not repurchase shares of its common stock under the stock repurchase program.  The Company’s accounting policy upon the repurchase of shares is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

NOTE 6     STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

On July 19, 2018, the board of directors approved the Company’s new 2018 Equity Incentive Plan (the “2018 Plan”), which was subsequently approved at the 2018 annual meeting of stockholders. 15,000,000 shares were authorized for grant under the 2018 Plan, plus the 769,775 shares remaining available for future grants under the Company’s predecessor 2013 Incentive Plan (the “2013 Plan”) on the date the shareholders approved the 2018 Plan. No future awards will be made under the 2013 Plan. The 2018 Plan is intended to provide a means whereby the Company may be able, by granting equity and other types of awards, to attract, retain and motivate capable and loyal employees, non-employee directors, consultants and advisors of the Company, for the benefit of the Company and its shareholders. As of September 30, 2018, there were 15,769,775 shares available for future awards under the 2018 Plan.

Restricted Stock Awards

During the nine months ended September 30, 2018, the Company issued 950,355 restricted shares of common stock subject only to time-based vesting under the equity plans as compensation to officers, employees and directors of the Company.  Unvested restricted shares vest over various terms with all restricted shares vesting no later than June 2021.  As of September 30, 2018, there was approximately $1.8 million of total unrecognized compensation expense related to such unvested restricted stock that will be recognized over a weighted-average period of approximately 1.1 years.  The Company has historically assumed a zero percent forfeiture rate, thus recognizing forfeitures as they occur, for restricted stock due to the small number of officers, employees and directors that have received restricted stock awards.

The following table reflects the outstanding restricted stock awards subject only to time-based vesting and activity related thereto for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
	Number of Shares	Weighted-Average Grant Date Fair Value (per Award)
Restricted Stock Awards:
Restricted Shares Outstanding at Beginning of Period	1,721,533	$3.65
Shares Granted	950,355	2.64
Lapse of Restrictions	(812,775)	3.09
Shares Forfeited	(910,086)	3.97
Restricted Shares Outstanding at End of Period	949,027	$2.80

Stock Option Awards

The following table reflects the outstanding stock option awards and the activity related thereto for the nine months ended September 30, 2018:

	Stock Option Awards (1)	Weighted-Average Exercise Price	Weighted Average Contractual Term
Outstanding as of 12/31/2017	250,000	$2.79	1.0
Granted	—	—
Exercised (1)	(250,000)	—
Expired or canceled	—	—
Forfeited	—	—
Outstanding as of 9/30/2018	—	$—	—
____________

(1)
All 250,000 stock options were exercised in August 2018 pursuant to a net exercise, whereby 187,500 shares were surrendered to cover the aggregate exercise price and the remaining 62,500 shares were issued to the holder.

Performance Stock Awards

In 2018, the Company granted performance stock awards as compensation to certain officers and employees of the Company. The performance stock awards are restricted and vest contingent on the continued service of the recipients through the vesting dates under the awards, which are March 15 of 2019, 2020 and 2021. Additionally, the number of shares that will vest under these performance stock awards depends on two separate defined performance criteria. Shares under the Performance-Based Restricted Share Grant I (“Performance Award I”) vest contingent on the Company’s fourth quarter annualized Adjusted EBITDA as compared to specified targets. Performance Award I contains both service and performance vesting conditions. The Company assessed the probability of achieving the performance condition as of September 30, 2018 using its internal financial forecasts. Shares under the Performance-Based Restricted Share Grant II (“Performance Award II”) vest contingent on the Company’s average closing stock price for the last twenty trading days of 2018 compared to specified targets. Performance Award II contains both service and market vesting conditions. A Monte Carlo simulation prepared by an independent third party is utilized to determine the grant date fair value of Performance Award II.

Shares under Performance Award I vest contingent on the Company’s fourth quarter annualized Adjusted EBITDA as compared to specified targets, as follows:

Performance	Aggregate Shares Vested
Less than Target I	0 shares
Target I to Target II	334,500 shares
Target II to Target III	674,000 shares
Greater than or equal to Target III	1,018,500 shares

The following table summarizes the Performance Award I activity for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
	Number of Shares	Weighted-Average Grant Date Fair Value (per Award)
Outstanding as of 12/31/2017	—	$—
Shares Granted	1,018,500	2.70
Lapse of Restrictions	—	—
Shares Forfeited	—	—
Outstanding as of 9/30/2018	1,018,500	$2.70

The fair value of the Performance Award I is estimated using the fair value on the grant date. The Company records the expense of the Performance Award I on a straight-line basis over the requisite service period. Any Performance Award I awards that do not become earned will terminate, expire and otherwise be forfeited by the participants. For the three and nine months ended September 30, 2018, the Company recorded compensation expense related to Performance Award I awards of $0.5 million and $0.6 million, respectively. At September 30, 2018, there was $2.1 million of total unrecognized compensation expense related to these awards.

Shares under Performance Award II vest contingent on the Company’s average closing stock price for the last twenty trading days of 2018 compared to specified targets, as follows:

Performance	Aggregate Shares Vested
Less than Target I	0 shares
Target I to Target II	334,500 shares
Target II to Target III	674,000 shares
Greater than or equal to Target III	1,018,500 shares

The following table summarizes the Performance Award II activity for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
	Number of Shares	Weighted-Average Grant Date Fair Value (per Award)
Outstanding as of 12/31/2017	—	$—
Shares Granted	1,018,500	1.67
Lapse of Restrictions	—	—
Shares Forfeited	—	—
Outstanding as of 9/30/2018	1,018,500	$1.67

The fair value of the Performance Award II is estimated using a Monte Carlo simulation at the grant date. The Company records the expense of the Performance Award II on a straight-line basis over the requisite service period. Any Performance Award II awards that do not become earned will terminate, expire and otherwise be forfeited by the participants. For the three and nine months ended September 30, 2018, the Company recorded compensation expense related to Performance Award II awards of $0.3 million and $0.4 million, respectively. At September 30, 2018, there was $1.3 million of total unrecognized compensation expense related to these awards.

The assumptions used to estimate the fair value of the Performance Award II granted as of the date presented are as follows:

June 1, 2018
Risk-free interest rate	2.10%
Dividend yield	—%
Expected volatility	100.00%
Company's closing stock price on grant date	$2.70
Fair value per Performance Award II	$1.67

In 2018, the Company granted performance stock awards consisting of an aggregate of 176,100 shares as compensation to certain directors of the Company. These performance stock awards are set up with the same specified targets as the Performance Award II for officers and employees described above. These performance stock awards are restricted and vest contingent on continued service of the recipient through the vesting date of March 15, 2019, and dependent on the performance relative to the stock price targets for the Performance Award II. At September 30, 2018, there was $0.2 million of total unrecognized compensation expense related to these awards.

NOTE 7     RELATED PARTY TRANSACTIONS

Exchange Agreement
On January 31, 2018, the Company entered into an exchange agreement that was subsequently amended (as amended, the “Exchange Agreement”) with holders (the “Supporting Noteholders”) of approximately $496.7 million, or 71%, of the aggregate principal amount of its outstanding 8.000% senior unsecured notes due 2020 (the “Unsecured Notes”), pursuant to which the Supporting Noteholders agreed to exchange all of the Unsecured Notes held by each such Supporting Noteholder for approximately $155.0 million of its common stock and approximately $344.3 million in aggregate principal amount of new 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”) (such exchange, the “Exchange Transaction”). Closing under the Exchange Agreement occurred on May 15, 2018.
TRT Holdings, Inc. (“TRT”), Cresta Investments, LLC and Robert B. Rowling (together, the “TRT Noteholders”) are Supporting Noteholders and received, upon consummation of the Exchange Transaction, in the aggregate, approximately 54.6 million shares of the Company’s common stock and approximately $125.3 million aggregate principal amount of Second Lien Notes in exchange for the $204.7 million of Unsecured Notes that they exchanged. Two of the Company’s directors, Michael Frantz and Mike Popejoy, are employed by TRT, and each of the TRT Noteholders individually beneficially owned in excess of 5% of the Company’s outstanding common stock when the Exchange Agreement was entered into. The principal amounts of any Second Lien Notes held by the TRT Noteholders as of September 30, 2018 are included in the Company’s long-term debt balances, and the Company’s interest expense includes interest attributable to any Unsecured Notes and Second Lien Notes held by TRT during the applicable period.

The obligations of the Supporting Noteholders under the Exchange Agreement were subject to the conditions set forth in the Exchange Agreement, which were satisfied at or prior to closing, including (among others) the successful completion of an equity transaction (the “Equity Raise”) comprised of $140.0 million in gross proceeds from the sale of the Company’s common stock, including the funding of up to $52.0 million of commitments received under the Subscription Agreements (as defined below).

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
Registration Rights

In accordance with the terms of the Exchange Agreement, at the closing of the Exchange Transaction, the Company entered into registration rights agreements with (i) the Supporting Noteholders, including the TRT Noteholders, pursuant to which the Company agreed to file with the SEC a registration statement registering for resale the shares of common stock and the Second Lien Notes issued in the Exchange Transaction, and (ii) the TRT Noteholders and an affiliate of TRT, pursuant to which the Company agreed to file with the SEC a registration statement registering for resale all of the shares of common stock held by the TRT Noteholders and such affiliate, excluding shares of common stock that the TRT Noteholders received pursuant to the Exchange Transaction. The required registration statements were filed and declared effective by the SEC during the quarter ended September 30, 2018.
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

The Company’s interests in certain crude oil and natural gas leases from the State of North Dakota are subject to an ongoing dispute over the ownership of minerals underlying the bed of the Missouri River within the boundaries of the Fort Berthold Reservation.  The ongoing dispute is between the State of North Dakota and three affiliated tribes, both of whom have purported to lease mineral rights in tracts of riverbed within the reservation boundaries. In the event the ongoing dispute results in a final judgment that is adverse to the Company’s interests, the Company would be required to reverse approximately $5.2 million in revenue (net of accrued taxes) that has been accrued since the first quarter of 2013 based on the Company’s purported interest in the crude oil and natural gas leases at issue. Due to the long-term nature of this title dispute, the $5.2 million in accounts receivable is included in “Other Noncurrent Assets, Net” on the condensed balance sheets. The Company fully maintains the validity of its interests in the crude oil and natural gas leases.

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

The income tax provision (benefit) for the three and nine months ended September 30, 2018 and 2017 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current Income Tax Provision (Benefit)	$—	$—	$—	$—
Deferred Income Tax Provision (Benefit)
Federal	3,812,000	(5,461,000)	(14,748,000)	5,188,000
State	840,000	(492,000)	(3,251,000)	468,000
Valuation Allowance	(4,652,000)	5,953,000	17,999,000	(5,656,000)
Total Income Tax Provision (Benefit)	$—	$—	$—	$—

Income tax provision (benefit) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any unusual or infrequently occurring items that are recorded in the interim period.  The provision for the three and nine months ended September 30, 2018, differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to income before income taxes.  The lower effective tax rate in 2018 and 2017 relates to the valuation allowance placed on the net deferred tax assets, in addition to state income taxes and estimated permanent differences.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“the Act”) which made significant changes that affect the Company, resulting in significant modifications to existing law.  The Company’s financial statements for the year ended December 31, 2017 and for the quarter ended September 30, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018, as well as other changes.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three and nine months ended September 30, 2018 and 2017, the Company did not recognize any interest or penalties in its condensed statements of operations, nor did it have any interest or penalties accrued in its condensed balance sheet at September 30, 2018 and December 31, 2017 relating to unrecognized benefits.

The tax years 2017, 2016, 2015, and 2014 remain open to examination for federal and state income tax purposes.

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

	Fair Value Measurements at September 30, 2018 Using
	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Liabilities (crude oil price and basis swaps)	—	(61,637,192)	—
Commodity Derivatives – Noncurrent Liabilities (crude oil price and basis swaps)	—	(40,844,343)	—
Contingent Consideration – Current Liabilities	—	—	(8,334,160)
Contingent Consideration – Noncurrent Liabilities	—	—	(1,018,570)
Debt Exchange Derivatives – Current Liabilities	—	—	(6,030,363)
Debt Exchange Derivatives – Noncurrent Liabilities	—	—	(260,967)
Total	$—	$(102,481,535)	$(15,644,060)

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Liabilities (crude oil swaps)	—	(18,681,891)	—
Commodity Derivatives – Noncurrent Liabilities (crude oil swaps)	—	(11,496,929)	—
Total	$—	$(30,178,820)	$—

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

The Company had embedded derivatives related to a number of its separately negotiated exchange agreements with holders of the Company’s Unsecured Notes. The exchange agreements contained provisions whereby if at the end of the applicable restricted sale period the Company’s common stock trades below specified levels, the Company may be required to pay additional consideration to the holder in the form of cash or additional shares of common stock. The Company determined these provisions were not clearly and closely related to the shares of common stock issued and therefore, bifurcated these embedded features and reflected them at fair value in the financial statements. Prior to their settlements, the fair values of these embedded derivatives were determined using a Monte Carlo simulation which considered various inputs including (i) the Company’s common stock price, (ii) risk-free rates based on U.S. Treasury rates, (iii) volatility of the Company’s common stock, and (iv) expected average daily trading volumes. The expected volatility and average daily trading volumes used in the valuation were unobservable in the marketplace and significant to the valuation methodology, and the embedded derivatives’ fair value was therefore designated as Level 3 in the valuation hierarchy. Changes in the fair value of this liability is included in other income (expense) in the Company’s condensed statements of operations.

The fair value of the Pivotal Acquisition contingent consideration was determined using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include (i) the Company’s common stock price, (ii) risk-free rates based on U.S. Treasury rates, (iii) volatility of the Company’s common stock, and (iv) expected average daily trading volumes. The expected volatility and average daily trading volumes used in the valuation were unobservable in the marketplace and significant to the valuation methodology, and the contingent consideration’s fair value was therefore designated as Level 3 in the valuation hierarchy. Changes in the fair value of this liability is included in other income (expense) in the Company’s condensed statements of operations.

The following table summarizes the changes in fair value of the Company’s financial instruments classified as Level 3 in the fair value hierarchy:

(in thousands)	Nine Months Ended September 30, 2018
Beginning Balance	—
Debt exchange derivative liability	19,354
Contingent consideration	9,353
Debt exchange derivative liability settlements	(3,042)
Change in fair value of debt exchange derivative liability	(10,021)
Ending Balance	15,644

Fair Value of Other Financial Instruments

The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

The carrying amount of the Company’s long-term debt reported in the condensed balance sheet at September 30, 2018 is $789.5 million, which includes $102.0 million of senior unsecured notes, $339.7 million of second lien notes, and $347.8 million of borrowings under the Company’s term loan credit agreement (see Note 4).  The fair value of the Company’s senior unsecured notes and second lien notes, which are publicly traded, is $102.8 million and $364.1 million at September 30, 2018, respectively.  The Company’s term loan credit agreement approximates its fair value because of its floating rate structure.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred during the nine months ended September 30, 2018 were approximately $1.6 million.

The Company accounts for acquisitions of oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company's acquisitions of oil and natural gas properties during the nine months ended September 30, 2018 and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the nine months ended September 30, 2018.

NOTE 11     DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes commodity price swaps, basis swaps, swaptions and collars (purchased put options and written call options) to (i) reduce the effects of volatility in price changes on the crude oil commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash Received (Paid) on Settled Derivatives	$(12,922,603)	$3,395,117	$(33,319,597)	$5,640,488
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	(30,225,470)	(16,058,370)	(72,302,715)	15,170,174
Gain (Loss) on Derivative Instruments, Net	$(43,148,073)	$(12,663,253)	$(105,622,312)	$20,810,662

The Company has master netting agreements on individual commodity contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

As of September 30, 2018, the Company had a total volume on open commodity price swaps of 9.7 million barrels at a weighted average price of approximately $58.98 per barrel. The following table reflects the weighted average price of open commodity price swap derivative contracts as of September 30, 2018, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2018	1,611,300	$62.01
2019	4,793,480	59.56
2020	2,699,580	56.91
2021 and beyond	631,600	55.67

In addition to the open commodity price swap contracts the Company has entered into basis swap contracts. Basis swaps fix the price differential between a published index price and the applicable local index price under which the Company’s production is sold. The following table reflects open commodity basis swap contracts as of September 30, 2018.

Settlement Period	Oil (Barrels)	Weighted Average Price ($)
01/01/19 – 12/31/19	3,650,000	$(2.41)

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at September 30, 2018 and December 31, 2017, respectively.  Certain amounts may be presented on a net basis on the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

Type of Crude Oil Contract	Balance Sheet Location	September 30, 2018 Estimated Fair Value	December 31, 2017 Estimated Fair Value
Derivative Assets:
Swap Price Contracts	Current Assets	$—	$—
Basis Swap Contracts	Current Assets	2,255,203	—
Swap Price Contracts	Noncurrent Assets	930	—
Basis Swap Contracts	Noncurrent Assets	902,769	—
Total Derivative Assets		$3,158,902	$—

Derivative Liabilities:
Swap Price Contracts	Current Liabilities	$(63,781,993)	$(18,681,891)
Basis Swap Contracts	Current Liabilities	(110,402)	—
Swap Price Contracts	Noncurrent Liabilities	(41,730,235)	(11,496,929)
Basis Swap Contracts	Noncurrent Liabilities	(17,807)	—
Total Derivative Liabilities		$(105,640,437)	$(30,178,820)

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

	Estimated Fair Value at September 30, 2018
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$2,255,203	$(2,255,203)	$—
Noncurrent Assets	903,699	(903,699)	—
Total Derivative Assets	$3,158,902	$(3,158,902)	$—

Offsetting of Derivative Liabilities:
Current Liabilities	$(63,892,395)	$2,255,203	$(61,637,192)
Noncurrent Liabilities	(41,748,042)	903,699	(40,844,343)
Total Derivative Liabilities	$(105,640,437)	$3,158,902	$(102,481,535)

	Estimated Fair Value at December 31, 2017
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$—	$—	$—
Non-Current Assets	—	—	—
Total Derivative Assets	$—	$—	$—

Offsetting of Derivative Liabilities:
Current Liabilities	$(18,681,891)	$—	$(18,681,891)
Non-Current Liabilities	(11,496,929)	—	(11,496,929)
Total Derivative Liabilities	$(30,178,820)	$—	$(30,178,820)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with BP Energy Company, Macquarie Bank Limited, Cargill, and Fifth Third Bank.  The Company’s obligations under the derivative instruments are secured pursuant to the term loan credit agreement and related agreements, and no additional collateral had been posted by the Company as of September 30, 2018.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at September 30, 2018 and December 31, 2017.

During the nine months ended September 30, 2018, the Company entered into a number of independent, separately negotiated exchange agreements with holders of the Company’s Unsecured Notes. Pursuant to each such exchange agreement, the Company agreed to issue the holder shares of its common stock in exchange for certain Unsecured Notes held by such holder. In most cases, the Company subjected the holders to various restrictions on the sale of the shares of common stock issued to them. These restrictions are of varying lengths and subject to varying exceptions.  As compensation for the inability to sell shares during the restricted period, the exchange agreements contained provisions whereby, if at the end of the applicable restricted sale period the Company’s common stock trades below specified levels, the Company may be required to pay additional consideration to the holder in the form of cash or additional shares of common stock.

NOTE 12     SUBSEQUENT EVENTS

W Energy Acquisition
On July 27, 2018, the Company entered into a purchase and sale agreement, which was subsequently amended on September 25, 2018 (as amended, the “W Energy Purchase Agreement”), with WR Operating LLC (“W Energy”), to acquire, effective as of July 1, 2018, approximately 27.2 net producing wells and 5.9 net wells in progress, as well as approximately 10,633 net acres in North Dakota. On October 1, 2018, the Company closed on the acquisition for total estimated consideration of $341.6 million, consisting of (i) $97.8 million in cash (which reflects the $117.1 million unadjusted cash consideration under the W Energy Purchase Agreement, less $2.2 million of working capital adjustments made at closing and $17.0 million of additional estimated post-closing working capital adjustments), (ii) 51,476,961 shares of Company common stock valued at $220.8 million, based on the $4.29 per share closing price of Company common stock on the closing date of the acquisition, and (iii) $23.0 million in value attributable to potential additional contingent consideration in the future. The W Energy Purchase Agreement provides for a limited lock-up on the shares issued at closing over a 13-month post-closing period, and also provides for potential additional consideration to be paid by the Company during the 13-month post-closing period if its common stock trades below certain price targets. Any such additional consideration may be paid, at the Company’s election, in either cash or (after March 2019) additional shares of common stock, provided that the Company cannot issue more than 7,564,875 additional shares to W Energy. The Company has considered the disclosure requirements of ASC 805-10-50-2 and ASC 805-10-50-4 but has not included the required disclosures due to the timing of the transaction.
Refinancing
Subsequent to September 30, 2018, the Company completed a series of transactions, described in more detail below, as follows:

•	On October 5, 2018, issued an additional $350.0 million aggregate principal amount of its 8.500% senior secured second lien notes due 2023 (the “Additional Second Lien Notes”);

•
On October 5, 2018, entered into a new $750.0 million revolving credit facility (the “Revolving Credit Facility”) with Royal Bank of Canada, as administrative agent, and the lenders from time to time party thereto;

•
On October 5, 2018, used proceeds from the Additional Second Lien Notes and the Revolving Credit Facility to fully repay and retire its existing first lien term loan credit facility led by TPG Sixth Street Partners; and

•	On October 11, 2018, redeemed and repaid in full all remaining outstanding 8.000% senior unsecured notes due 2020, which consisted of $102.8 million in principal amount.

Second Lien Notes Offering
On October 5, 2018, the Company completed an offering of an additional $350.0 million aggregate principal amount of its 8.500% senior secured second lien notes due 2023 (the “Additional Second Lien Notes”). The Additional Second Lien Notes were issued pursuant to a second supplemental indenture, dated as of October 5, 2018 (the “Second Supplemental Indenture”), among the Company and Wilmington Trust, National Association, as trustee (the “Trustee”) and as collateral agent (the “Collateral Agent”). The Second Supplemental Indenture supplements the indenture, dated as of May 15, 2018, among the Company, the Trustee and the Collateral Agent (the “Original 2L Indenture”), which was previously supplemented by the First Supplemental Indenture, dated as of September 18, 2018, among the Company, the Trustee and the Collateral Agent (the “First Supplemental Indenture” together with the Original 2L Indenture and the Second Supplemental Indenture, the “2L Indenture”). The Company used the net proceeds from the Offering, combined with borrowings under its Revolving Credit Facility (as defined below), to fully repay and retire its existing first lien term loan credit facility led by TPG Sixth Street Partners.

The Additional Second Lien Notes are governed by the 2L Indenture and have the same interest payment terms and redemption terms as the Company’s other notes thereunder (collectively, the “Second Lien Notes”). The obligations of the Company under the Second Lien Notes may be accelerated upon the occurrence of an Event of Default (as such term is defined in the 2L Indenture). Events of Default include customary events for a capital markets debt financing of this type, including, without limitation, payment defaults, the inaccuracy of representations and warranties, defaults in the performance of certain affirmative or negative covenants, defaults on other indebtedness of the Company or its subsidiaries (including an event of default under the Company’s credit facility), bankruptcy or related defaults, defaults related to judgments and the occurrence of a Change of Control (as such term is defined in the Indenture).

Revolving Credit Facility
On October 5, 2018, the Company entered into a new $750.0 million revolving credit facility (the “Revolving Credit Facility”) with Royal Bank of Canada, as administrative agent, and the lenders from time to time party thereto. The revolving credit agreement will mature five years from the closing date, provided that the maturity date shall be 91 days prior to the scheduled maturity date of the Second Lien Notes.

The revolving credit agreement is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. The initial borrowing base is $425 million until the next scheduled redetermination. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The April 1st scheduled redetermination shall be based on a January 1st engineering report audited by a 3rd party (reasonably acceptable by the Agent).

At the Company’s option, borrowings under the revolving credit agreement shall bear interest at the base rate or LIBOR plus an applicable margin. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 75 to 175 basis points, and the applicable margin for LIBOR loans ranges from 175 to 275 basis points, in each case depending on the percentage of the borrowing base utilized.

The revolving credit agreement contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the revolving credit agreement requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the revolving credit agreement) shall be no more than 4.00 to 1.00, measured on a pro forma rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under FASB ASC 815 and current maturities under the revolving credit agreement and the Second Lien Notes (as defined in the revolving credit agreement)) shall not be less than 1.00 to 1.00.

The Company’s obligations under the revolving credit agreement may be accelerated, subject to customary grace and cure periods, upon the occurrence of certain Events of Default (as defined in the revolving credit agreement). Such Events of Default include customary events for a financing agreement of this type, including, without limitation, payment defaults, the inaccuracy of representations and warranties, defaults in the performance of affirmative or negative covenants, defaults on other indebtedness of us or the Company’s subsidiaries, defaults related to judgments and the occurrence of a Change in Control (as defined in the revolving credit agreement).

The Company’s obligations under the Revolving Credit Facility are secured by mortgages on not less than 85% of the value of proven reserves associated with the oil and gas properties included in the determination of the Borrowing Base. Additionally, the Company entered into a Guaranty and Collateral Agreement in favor of the Agent for the secured parties, pursuant to which the Company’s obligations under the revolving credit agreement are secured by a first priority security interest in substantially all of the Company’s assets.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  changes in crude oil and natural gas prices, the pace of drilling and completions activity on our current properties and any properties pending acquisition, our ability to acquire additional development opportunities, changes in our reserves estimates or the value thereof, general economic or industry conditions, nationally and/or in the communities in which our company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to consummate any pending acquisition transactions, our ability to raise or access capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, and other economic, competitive, governmental, regulatory and technical factors affecting our company’s operations, products and prices.

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties, primarily in the Bakken and Three Forks formations within the Williston Basin in North Dakota and Montana.  We believe the location, size and concentration of our acreage position in one of North America’s leading unconventional oil-resource plays will provide drilling and development opportunities that result in significant long-term value.  Our primary focus is oil exploration and production through non-operated working interests in wells drilled and completed in spacing units that include our acreage.  Using this strategy, we had participated in 3,966 gross (284.3 net) producing wells as of September 30, 2018.

Our average daily production in the third quarter of 2018 was approximately 26,708 Boe per day, of which approximately 84% was oil. Improving commodity prices in 2018 has increased activity levels in North Dakota as compared to 2017 with 67 active rigs in North Dakota as of October 30, 2018. The higher activity levels, combined with our recent transactions, have boosted our development levels and resulted in production in the third quarter of 2018 increasing by approximately 74% over the same period a year ago. During the nine months ended September 30, 2018, we added 709 gross (55.9 net) wells to production, which includes our recent acquisitions (See Note 3). As of September 30, 2018, we have leased approximately 141,345 net acres, of which approximately 93% were developed and 100% were located in the Williston Basin of North Dakota and Montana.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the third quarter of 2018 was $4.16 per barrel, as compared to $6.22 per barrel in the third quarter of 2017. Fluctuations in our oil price differential are due to several factors such as takeaway capacity relative to production levels in the Williston Basin and seasonal refinery maintenance temporarily depressing crude demand.

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

Higher commodity prices in late 2017 and 2018 have increased our drilling activity in the Williston Basin in the first nine months of 2018.  Rig activity levels in 2018 increased from 2017 levels and a large percentage of our newer wells utilize higher intensity completion techniques. The higher intensity completions generally deliver the best returns in the current pricing environment but cost more due to increased materials and servicing costs. As a result, we expect our average costs from wells we elect to participate in to increase 5-10% during 2018. During the first nine months of 2018, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $8.1 million, compared to $7.5 million for the wells we elected to participate in during 2017.

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

Prices for various quantities of natural gas, natural gas liquids (“NGLs”) and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018	2017
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$2.93	$2.95
Oil (per Bbl)	$69.61	$48.20

	Nine Months Ended September 30,
	2018	2017
Average NYMEX Prices(a)
Natural Gas (per Mcf)	$2.95	$3.05
Oil (per Bbl)	$66.87	$49.36
____________

(a)	Based on average NYMEX closing prices.

For the three months ended September 30, 2018, the average NYMEX pricing was $69.61 per barrel of oil or 44% higher than the average NYMEX price per barrel for the comparable period in 2017.  Our realized oil price after reflecting settled derivatives was 31% higher in the third quarter of 2018 than in the third quarter of 2017 due to the higher NYMEX price per barrel and a lower oil price differential in 2018.

As of September 30, 2018, we had a total volume on open commodity swaps of 9.7 million barrels at a weighted average price of approximately $58.98 per barrel. The following table reflects the weighted average price of open commodity swap derivative contracts as of September 30, 2018, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2018	1,611,300	62.01
2019	4,793,480	59.56
2020	2,699,580	56.91
2021 and beyond	631,600	55.67

In addition to the open commodity price swap contracts we have entered into basis swap contracts. Basis swaps fix the price differential between a published index price and the applicable local index price under which our production is sold. The following table reflects open commodity basis swap contracts as of September 30, 2018.

Settlement Period	Oil (Barrels)	Weighted Average Price ($)
01/01/19 – 12/31/19	3,650,000	(2.41)

Results of Operations for the Three Months Ended September 30, 2018 and September 30, 2017

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended September 30,
	2018	2017	% Change
Net Production:
Oil (Bbl)	2,064,092	1,186,814	74%
Natural Gas and NGLs (Mcf)	2,358,162	1,336,124	76%
Total (Boe)	2,457,119	1,409,501	74%

Net Sales:
Oil Sales	$135,006,253	$50,309,088	168%
Natural Gas and NGL Sales	10,409,445	3,948,503	164%
Gain (Loss) on Settled Derivatives	(12,922,603)	3,395,117
Gain (Loss) on Mark-to-Market of Derivative Instruments	(30,225,470)	(16,058,370)
Other Revenue	1,595	4,321
Total Revenues	102,269,220	41,598,659	146%

Average Sales Prices:
Oil (per Bbl)	$65.45	$42.39	54%
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	(6.26)	2.86
Oil Net of Settled Derivatives (per Bbl)	59.19	45.25	31%
Natural Gas and NGLs (per Mcf)	4.41	2.96	49%
Realized Price on a Boe Basis Including all Realized Derivative Settlements	53.96	40.90	32%

Operating Expenses:
Production Expenses	$18,160,937	$12,605,513	44%
Production Taxes	13,579,169	5,064,761	168%
General and Administrative Expenses	4,674,467	7,985,719	(41)%
Depletion, Depreciation, Amortization and Accretion	30,258,089	15,357,685	97%

Costs and Expenses (per Boe):
Production Expenses	$7.39	$8.94	(17)%
Production Taxes	5.53	3.59	54%
General and Administrative Expenses	1.90	5.67	(66)%
Depletion, Depreciation, Amortization and Accretion	12.31	10.90	13%
Net Producing Wells at Period End	284.3	222.3	28%

Oil and Natural Gas Sales

In the third quarter of 2018, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 168% as compared to the third quarter of 2017, driven by a 54% increase in realized prices, excluding the effect of settled derivatives, and a 74% increase in production. The higher average realized price in the third quarter of 2018 as compared to the same period in 2017 was principally driven by higher average NYMEX oil and natural gas prices and a lower oil price differential. Oil price differential during the third quarter of 2018 was $4.16 per barrel, as compared to $6.22 per barrel in the third quarter of 2017.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells.  Our recent acquisition activities (see Note 3 to our financial statements) combined with increased development activity and improved performance from enhanced completion techniques helped drive a 74% increase in production levels in the third quarter of 2018 compared to the same period in 2017.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production. Our gain (loss) on derivative instruments, net, was a loss of $43.1 million in the third quarter of 2018, compared to a loss of $12.7 million in the third quarter of 2017. Gain (loss) on derivative instruments, net, is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period end.

For the third quarter of 2018, we realized a loss on settled derivatives of $12.9 million, compared to a $3.4 million gain in the third quarter of 2017. The increase in the loss on settled derivatives was primarily due to an increase in the average NYMEX oil price in the third quarter of 2018 compared to the same period of 2017. During the third quarter of 2018, our derivative settlements included 1.5 million barrels of oil at an average settlement price of $60.62 per barrel, while during the third quarter of 2017 our derivative settlements included 0.6 million barrels of oil at an average settlement price of $53.36 per barrel. The average NYMEX oil price for the third quarter of 2018 was $69.61 compared to $48.20 for the third quarter of 2017. Our average realized price (including all cash derivative settlements) in the third quarter of 2018 was $53.96 per Boe compared to $40.90 per Boe in the third quarter of 2017. The gain (loss) on settled derivatives decreased our average realized price per Boe by $5.26 in the third quarter of 2018 and increased our average realized price per Boe by $2.41 in the third quarter of 2017.

Mark-to-market derivative gains and losses was a loss of $30.2 million in the third quarter of 2018, compared to a loss of $16.1 million in the third quarter of 2017. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Any gains on our derivatives are expected to be offset by lower wellhead revenues in the future, and any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2018, all of our derivative contracts were recorded at their fair value, which was a net liability of $102.5 million, an increase of $72.3 million from the $30.2 million net liability recorded as of December 31, 2017. The increase in the net liability at September 30, 2018 as compared to December 31, 2017 was primarily due to an increase in the forward oil price on our open oil derivative contracts relative to the contract price on our open oil derivative contracts since December 31, 2017.

Production Expenses

Production expenses were $18.2 million in the third quarter of 2018, compared to $12.6 million in the third quarter of 2017. On a per unit basis, production expenses decreased from $8.94 per Boe in the third quarter of 2017 to $7.39 per Boe in the third quarter of 2018. On an absolute dollar basis, the increase in our production expenses in the third quarter of 2018, as compared to the third quarter of 2017, was primarily due to a 74% increase in production, as well as a 28% increase in the total number of net producing wells, which was partially offset by lower processing and transportation costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $13.6 million in the third quarter of 2018 compared to $5.1 million in the third quarter of 2017. The increase is due to higher commodity prices and higher production levels, which increased our oil and natural gas sales in the third quarter of 2018 as compared to the third quarter of 2017. As a percentage of oil and natural gas sales, our production taxes were 9.3% in both periods.

General and Administrative Expenses

General and administrative expenses were $4.7 million in the third quarter of 2018 compared to $8.0 million in the third quarter of 2017. The decrease was primarily due to a $3.6 million legal settlement in the third quarter of 2017. In addition we had a $0.6 million increase in non-cash incentive compensation expense, and a $0.1 million increase in insurance expense in the third quarter of 2018, compared to the third quarter of 2017, which were partially offset by a $0.4 million decrease in legal and professional fees.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $30.3 million in the third quarter of 2018, compared to $15.4 million in the third quarter of 2017. Depletion expense, the largest component of DD&A, increased by $14.9 million in the third quarter of 2018 compared to the third quarter of 2017. The aggregate increase in depletion expense was driven by a 74% increase in production levels and a 14% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $12.23 per Boe in the third quarter of 2018 compared to $10.77 per Boe in the third quarter of 2017. The higher depletion rate per Boe was primarily driven by increased well costs and the impact of recent acquisitions. Depreciation, amortization and accretion was $0.2 million in both the third quarter of 2018 and 2017. The following table summarizes DD&A expense per Boe for the third quarter of 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Depletion	$12.23	$10.77	$1.46	14%
Depreciation, Amortization and Accretion	0.08	0.13	(0.05)	(38)%
Total DD&A Expense	$12.31	$10.90	$1.41	13%

Interest Expense

Interest expense, net of capitalized interest, was $20.4 million for the third quarter of 2018 compared to $16.7 million in the third quarter of 2017. The increase in interest expense for the third quarter of 2018 compared to the third quarter of 2017 was primarily due to higher interest rates on the term loan credit agreement that was completed in November 2017, as compared to borrowings under our prior revolving credit facility.

Loss on the Extinguishment of Debt

As a result of the exchange agreements that were completed in the third quarter of 2018 (see Note 4 to our condensed financial statements), we recorded a non-cash loss on the extinguishment of debt of $9.5 million. The loss affected our reported net income but did not reduce our cash flow. There was no loss on the extinguishment of debt in the third quarter of 2017.

Debt Exchange Derivative Gain

As a result of the additional exchange agreements that were completed (see Note 4 to our condensed financial statements), we recorded a debt exchange derivative liability gain of $13.1 million due to settlements of $3.0 million and a change in the fair value of our debt exchange derivative liability of $10.0 million in the third quarter of 2018. There was no debt exchange derivative liability gain in the third quarter of 2017.

Income Tax Provision

During the third quarter of 2018 and 2017, no income tax expense (benefit) was recorded on the income (loss) before income taxes due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization. For further discussion of our valuation allowance, see Note 9 to our financial statements.

Results of Operations for the Nine Months Ended September 30, 2018 and September 30, 2017

The following table sets forth selected operating data for the periods indicated.

	Nine Months Ended September 30,
	2018	2017	% Change
Net Production:
Oil (Bbl)	5,044,482	3,255,173	55%
Natural Gas and NGLs (Mcf)	5,684,327	3,639,198	56%
Total (Boe)	5,991,870	3,861,706	55%

Net Sales:
Oil Sales	$315,186,073	$138,179,405	128%
Natural Gas and NGL Sales	26,157,317	13,307,414	97%
Gain (Loss) on Settled Derivatives	(33,319,597)	5,640,488
Gain (Loss) on Mark-to-Market of Derivative Instruments	(72,302,715)	15,170,174
Other Revenue	7,504	19,911
Total Revenues	235,728,582	172,317,392	37%

Average Sales Prices:
Oil (per Bbl)	$62.54	$42.45	47%
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	(6.61)	1.73
Oil Net of Settled Derivatives (per Bbl)	55.93	44.18	27%
Natural Gas and NGLs (per Mcf)	4.60	3.66	26%
Realized Price on a Boe Basis Including all Realized Derivative Settlements	51.45	40.69	26%

Operating Expenses:
Production Expenses	$45,198,281	$36,417,402	24%
Production Taxes	31,633,326	13,965,800	127%
General and Administrative Expenses	9,592,581	15,911,802	(40)%
Depletion, Depreciation, Amortization and Accretion	71,484,746	41,868,280	71%

Costs and Expenses (per Boe):
Production Expenses	$7.54	$9.43	(20)%
Production Taxes	5.28	3.62	46%
General and Administrative Expenses	1.60	4.12	(61)%
Depletion, Depreciation, Amortization and Accretion	11.93	10.84	10%
Net Producing Wells at Period End	284.3	222.3	28%

Oil and Natural Gas Sales

In the first nine months of 2018, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 125% as compared to the first nine months of 2017, driven by a 45% increase in realized prices, excluding the effect of settled derivatives, and a 55% increase in production. The higher average realized price in the first nine months of 2018 as compared to the same period in 2017 was principally driven by higher average NYMEX oil and natural gas prices and a lower oil price differential. Oil price differential during the first nine months of 2018 was $4.33 per barrel, as compared to $7.06 per barrel in the first nine months of 2017.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells.  Our recent acquisition activities (see Note 3 to our financial statements) combined with increased development activity and improved performance from enhanced completions helped drive a 55% increase in production levels in the first nine months of 2018 compared to the same period in 2017.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production. Our gain (loss) on derivative instruments, net, was a loss of $105.6 million in the first nine months of 2018, compared to a gain of $20.8 million in the first nine months of 2017. Gain (loss) on derivative instruments, net, is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period end.

For the first nine months of 2018, we realized a loss on settled derivatives of $33.3 million, compared to a $5.6 million gain for the first nine months of 2017. The increase in the loss on settled derivatives was primarily due to an increase in the average NYMEX oil price in the first nine months of 2018 compared to the same period of 2017. During the first nine months of 2018, our derivative settlements included 3.2 million barrels of oil at an average settlement price of $56.69 per barrel, while during the first nine months of 2017 our derivative settlements included 1.9 million barrels of oil at an average settlement price of $52.28 per barrel. The average NYMEX oil price for the first nine months of 2018 was $66.87 compared to $49.36 for the first nine months of 2017. Our average realized price (including all cash derivative settlements) in the first nine months of 2018 was $51.45 per Boe compared to $40.69 per Boe in the first nine months of 2017. The loss on settled derivatives decreased our average realized price per Boe by $5.56 in the first nine months of 2018 and the gain increased our average realized price per Boe by $1.46 in the first nine months of 2017.

Mark-to-market derivative gains and losses was a loss of $72.3 million in the first nine months of 2018, compared to a gain of $15.2 million in the first nine months of 2017. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Any gains on our derivatives are expected to be offset by lower wellhead revenues in the future, and any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2018, all of our derivative contracts were recorded at their fair value, which was a net liability of $102.5 million, an increase of $72.3 million from the $30.2 million net liability recorded as of December 31, 2017. The increase in the net liability at September 30, 2018 as compared to December 31, 2017 was primarily due to an increase in the forward oil price on our open oil derivative contracts relative to the contract price on our open oil derivative contracts since December 31, 2017.

Production Expenses

Production expenses were $45.2 million in the first nine months of 2018 compared to $36.4 million in the first nine months of 2017. On a per unit basis, production expenses decreased from $9.43 per Boe in the first nine months of 2017 to $7.54 per Boe in the first nine months of 2018, primarily due to our 55% increase in production levels over which fixed costs are spread. On an absolute dollar basis, the increase in our production expenses in the first nine months of 2018 as compared to the first nine months of 2017 was primarily due to a 55% increase in production, as well as a 28% increase in the total number of net producing wells, which was partially offset by lower processing and transportation costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $31.6 million in the first nine months of 2018 compared to $14.0 million in the first nine months of 2017. The increase is due to higher commodity prices and higher production levels, which increased our oil and natural gas sales in the first nine months of 2018 as compared to the first nine months of 2017. As a percentage of oil and natural gas sales, our production taxes were 9.3% and 9.2% in the first nine months of 2018 and 2017, respectively.

General and Administrative Expenses

General and administrative expenses were $9.6 million in the first nine months of 2018 compared to $15.9 million in the first nine months of 2017. The decrease was due to a $1.2 million reversal of non-cash share based compensation expense in connection with the resignation of our former interim chief executive officer and chief financial officer and a reduction of $1.5 million in legal and professional fees in first nine months of 2018 compared to the first nine months of 2017. Additionally, the decrease was due to a $3.6 million legal settlement in the third quarter of 2017.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $71.5 million in the first nine months of 2018 compared to $41.9 million in the first nine months of 2017. Depletion expense, the largest component of DD&A, increased by $29.6 million in the first nine months of 2018 compared to the same period a year ago. The aggregate increase in depletion expense was driven by a 55% increase in production levels and a 10% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $11.83 per Boe in the first nine months of 2018 compared to $10.71 per Boe in the first nine months of 2017. The higher depletion rate per Boe was primarily driven by increased well costs and the impact of recent acquisitions. Depreciation, amortization and accretion was $0.6 million and $0.5 million in the first nine months of 2018 and 2017, respectively. The following table summarizes DD&A expense per Boe for the first nine months of 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Depletion	$11.83	$10.71	$1.12	10%
Depreciation, Amortization and Accretion	0.10	0.13	(0.03)	(23)%
Total DD&A Expense	$11.93	$10.84	$1.09	10%

Interest Expense

Interest expense, net of capitalized interest, was $65.9 million for the first nine months of 2018 compared to $49.4 million in the first nine months of 2017. The increase in interest expense for the first nine months of 2018 compared to the first nine months of 2017 was primarily due to a higher interest rate on the term loan credit agreement that was completed in November 2017 as compared to borrowings under our prior revolving credit facility.

Loss on the Extinguishment of Debt

As a result of the exchange agreements that were completed in the first nine months of 2018 (see Note 4 to our condensed financial statements), we recorded a non-cash loss on the extinguishment of debt of $100.4 million in the first nine months of 2018. The loss affected our reported net loss but did not reduce our cash flow. There was no loss on the extinguishment of debt in the first nine months of 2017.

Debt Exchange Derivative Gain

As a result of the additional exchange agreements that were completed in the first nine months of 2018 (see Note 4 to our condensed financial statements), we recorded a debt exchange derivative liability gain of $13.1 million due to settlements of $3.0 million and a change in the fair value of our debt exchange derivative liability of $10.0 million. There was no debt exchange derivative liability gain in the first nine months of 2017.

Income Tax Provision

During the first nine months of 2018 and 2017, no income tax expense (benefit) was recorded on the income (loss) before income taxes due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization. For further discussion of our valuation allowance, see Note 9 to our financial statements.

Non-GAAP Financial Measures

We define Adjusted Net Income as net income (loss) excluding (i) (gain) loss on the mark-to-market of derivative instruments, net of tax, (ii) write-off of debt issuance costs, net of tax, (iii) loss on the extinguishment of debt, net of tax, (iv) debt exchange derivative gain, net of tax, and (v) certain legal settlements, net of tax. Our Adjusted Net Income for the third quarter of 2018 was $34.5 million (representing approximately $0.11 per diluted share), compared to $2.2 million (representing approximately $0.04 per diluted share) for the third quarter of 2017. Our Adjusted Net Income for the first nine months of 2018 was $63.9 million (representing approximately $0.34 per diluted share), compared to $1.9 million (representing approximately $0.03 per diluted share) for the first nine months of 2017. In both periods, the increase in Adjusted Net Income is primarily due to higher commodity prices and significantly higher production levels, which were partially offset by higher production expenses.

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization and accretion, (iv) (gain) loss on the mark-to-market of derivative instruments, (v) non-cash share based compensation expense, (vi) write-off of debt issuance costs, (vii) loss on the extinguishment of debt, and (viii) debt exchange derivative gain. Adjusted EBITDA for the third quarter of 2018 was $97.9 million, compared to Adjusted EBITDA of $35.7 million for the third quarter of 2017. Adjusted EBITDA for the first nine months of 2018 was $224.4 million, compared to Adjusted EBITDA of $96.1 million for the first nine months of 2017. In both periods, the increase in Adjusted EBITDA is primarily due to significantly higher production levels and higher commodity prices, which were partially offset by higher production expenses.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income (Loss)	$18,978,573	$(16,087,467)	$(74,603,028)	$14,654,917
Add:
Impact of Selected Items:
(Gain) Loss on the Mark-to-Market of Derivative Instruments	30,225,470	16,058,370	72,302,715	(15,170,174)
Write-off of Debt Issuance Costs	—	—	—	95,135
Loss on the Extinguishment of Debt	9,542,206	—	100,375,181	—
Debt Exchange Derivative Gain	(13,062,852)	—	(13,062,852)	—
Legal Settlements	—	3,589,431	—	3,589,431
Selected Items, Before Income Taxes	26,704,824	19,647,801	159,615,044	(11,485,608)
Income Tax of Selected Items(1)	(11,194,682)	(1,316,686)	(21,106,686)	(1,222,555)
Selected Items, Net of Income Taxes	15,510,142	18,331,115	138,508,358	(12,708,163)
Adjusted Net Income	$34,488,715	$2,243,648	$63,905,330	$1,946,754

Weighted Average Shares Outstanding – Basic	300,517,497	61,843,377	188,152,998	61,645,920
Weighted Average Shares Outstanding – Diluted	301,755,419	62,114,238	188,709,068	61,991,292

Net Income (Loss) Per Common Share – Basic	$0.06	$(0.26)	$(0.40)	$0.24
Add:
Impact of Selected Items, Net of Income Taxes	0.05	0.30	0.74	(0.21)
Adjusted Net Income Per Common Share – Basic	$0.11	$0.04	$0.34	$0.03

Net Income (Loss) Per Common Share – Diluted	$0.06	$(0.26)	$(0.40)	$0.24
Add:
Impact of Selected Items, Net of Income Taxes	0.05	0.30	0.74	(0.21)
Adjusted Net Income Per Common Share – Diluted	$0.11	$0.04	$0.34	$0.03
______________

(1)
For the 2018 columns, this represents a tax impact using an estimated tax rate of 24.5% for the three and nine months ended September 30, 2018, which includes a $4.7 million and $18.0 million adjustment for a change in valuation allowance for the three and nine months ended September 30, 2018, respectively. For the 2017 columns, this represents a tax impact using an estimated tax rate of 37.0% and 38.6% for the three and nine months ended September 30, 2017, respectively, which includes a $6.0 million and $5.7 million adjustment for a change in valuation allowance for the three and nine months ended September 30, 2017, respectively.

Reconciliation of Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income (Loss)	$18,978,573	$(16,087,467)	$(74,603,028)	$14,654,917
Add:
Interest Expense	20,438,025	16,672,632	65,948,159	49,404,601
Income Tax Provision (Benefit)	—	—	—	—
Depreciation, Depletion, Amortization and Accretion	30,258,089	15,357,685	71,484,746	41,868,280
Non-Cash Share Based Compensation	1,534,948	3,732,509	1,973,141	5,265,868
Write-off of Debt Issuance Costs	—	—	—	95,135
Loss on the Extinguishment of Debt	9,542,206	—	100,375,181	—
Debt Exchange Derivative Gain	(13,062,852)	—	(13,062,852)	—
(Gain) Loss on the Mark-to-Market of Derivative Instruments	30,225,470	16,058,370	72,302,715	(15,170,174)
Adjusted EBITDA	$97,914,459	$35,733,729	$224,418,062	$96,118,627

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

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 84% and 84% of our total production volumes in the third quarter of 2018 and 2017, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We continue to maintain a robust hedging program to partially mitigate volatility in the price of crude oil with respect to a portion of our expected oil production. In 2017, we hedged approximately 62% of our crude oil production and for the three months ended September 30, 2018, we hedged approximately 72% of our crude oil production.

The low commodity price environment of the last several years adversely affected our business, financial position, results of operations and cash flow. During this time, we took steps to mitigate the effects of these lower prices, including: implementing cost savings initiatives, adjusting our capital expenditure budget, reviewing possible divestitures, and other actions. In November 2017, we entered into a new term loan credit agreement with TPG Specialty Lending, Inc. and the lenders party thereto (the “Term Loan Credit Facility”). We used the Term Loan Credit Facility to retire and replace our prior revolving credit facility, thereby addressing the near-term maturity of that prior facility and eliminating the potential degradation in liquidity caused by the prior facility’s borrowing base re-determination feature. The Term Loan Credit Facility provided us with additional liquidity and financial flexibility to explore investment in asset development, M&A opportunities, and meet our near- and medium-term financial obligations.

After the closing of the Term Loan Credit Facility, we continued to focus on reducing our outstanding debt and extending our maturities while maintaining liquidity. On January 31, 2018, we entered into an exchange agreement (that was subsequently amended) with certain holders (the “Supporting Noteholders”) of approximately $496.7 million, or 71%, of the aggregate principal amount of our 8.000% senior unsecured notes due 2020 (the “Unsecured Notes”), pursuant to which the Supporting Noteholders agreed to exchange all of the Unsecured Notes held by each such Supporting Noteholder for approximately $155.0 million of our common stock and approximately $344.3 million in aggregate principal amount of new senior secured second lien notes, subject to various conditions (such exchange, the “Exchange Transaction”). One of the conditions to closing the Exchange Transaction, among others, was a requirement that we raise at least $140 million in gross cash proceeds from the sale of our common stock (the “Equity Raise”). We satisfied the Equity Raise requirement with the combined proceeds from our April 2018 underwritten public offering of common stock and additional proceeds from private subscription agreements for common stock that closed simultaneously with the closing of the Exchange Transaction. The Exchange Transaction closed on May 15, 2018.

After the closing of the Exchange Transaction (and related Equity Raise), we continued to focus on reducing our outstanding debt and addressing our nearest term maturity, which is our 8.000% senior unsecured notes due 2020 (the “Unsecured Notes”). From June-September 2018, we entered into a number of independent, separately negotiated exchange agreements with holders of our Unsecured Notes. Pursuant to each such exchange agreement, we agreed to issue the holder shares of our common stock in exchange for Unsecured Notes. In total, we have issued 32.8 million shares of common stock in exchange for $100.5 million in principal amount of the Unsecured Notes pursuant to these exchange agreements. Pursuant to these exchange agreements, with limited exceptions, we subjected the holders to a restricted sale period on the shares of common stock issued to them. These restricted sale periods are of varying lengths and subject to varying exceptions. Generally, if at the end of the applicable restricted sale period our common stock trades below specified levels, we may be required to pay the applicable holder additional consideration either in the form of cash or additional shares of common stock. However, these provisions in the exchange agreements are subject to exceptions and contingencies which can reduce or terminate this potential liability for us.
As of September 30, 2018, we had cash on hand of $200.9 million, and our outstanding long term debt consisted of (i) $360.0 million of borrowings under the Term Loan Credit Facility, leaving $40.0 million of additional committed borrowing availability under the facility, (ii) $344.3 million aggregate principal amount of 8.50% senior secured second lien notes due 2023 (the “Second Lien Notes”), and (iii) $102.8 million aggregate principal amount of Unsecured Notes.

In October 2018, we completed a series of refinancing transactions (see Note 12 to our financial statements), including (i) the issuance of an additional $350 million in Second Lien Notes, (ii) the entry into a new revolving credit facility (the “Revolving Credit Facility”) to replace our Term Loan Credit Facility, (iii) the retirement and repayment in full of our Term Loan Credit Agreement, and (iv) the redemption and repayment in full of all remaining outstanding Unsecured Notes. We continually seek to maintain a financial profile that provides operational flexibility. However, a decline in our realized commodity price could have a negative impact on our ability to maintain our desired levels of liquidity and/or raise additional capital.

With our cash on hand, cash flow from operations, and borrowing capacity under our Revolving Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. However, year-to-date we have closed several significant acquisitions of additional properties and seen significant increase in drilling and completion activity, and as a result we may seek additional access to capital and liquidity.  We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all.

The increase in oil prices that we’ve experienced since late 2017 has increased our cash flows from operating activities, however, a return to sustained lower oil prices could significantly reduce or eliminate our planned capital expenditures.  If production is not replaced through the acquisition or drilling of new wells our production levels will lower due to the natural decline of production from existing wells.  Reduced production levels combined with low commodity prices would lower cash flow from operations and could adversely affect our ability to meet the covenant requirements under our debt agreements. While we were in compliance with our financial covenants under the Term Loan Credit Facility at September 30, 2018, there is no assurance we will be able to maintain compliance with covenants under our debt agreements in the future.

In 2018, higher commodity prices have increased our development activities and caused our cash spend for drilling and development activities to exceed our cash flow from operations by $38.2 million for the nine months ended September 30, 2018, excluding cash paid for the acquisition of oil and natural gas properties. Rig activity levels in 2018 have increased from 2017 levels and nearly all of the wells utilize higher intensity completions. The improvements in per well productivity resulting from these newer completion techniques, and the increase in activity, has caused us to increase our 2018 development spending compared to 2017. With higher production and the impact of recent acquisitions, we anticipate that we will begin generating a cash flow surplus in future periods (excluding cash paid for any acquisitions).

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

At September 30, 2018, we had a working capital surplus of $9.4 million, compared to a surplus of $29.2 million at December 31, 2017. Current assets increased by $72.0 million and current liabilities increased by $91.8 million at September 30, 2018, compared to December 31, 2017. The increase in current assets is primarily due to a higher cash balance as a result of our completed equity offerings of $141.7 million and additional borrowings under our term loan credit agreement of $60.0 million which was partially offset by our cash spend for development and acquisition activities, which exceeded our cash flow from operations by $163.7 million. In addition, a higher accounts receivables balance of $43.6 million due to higher commodity prices and production levels also contributed to an increase in our current assets. The increase in current liabilities is primarily due to a $43.0 million increase in derivative instruments due to forward oil price changes, a $29.1 million increase in our accounts payable due to an increase in our accrued drilling costs as a result of the growth in our wells in-process inventory, and a $14.4 million increase in our contingent liabilities which include our debt exchange derivative liability due to our privately negotiated exchange transactions and our contingent consideration liability as a result of recent acquisitions.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts. Our cash flows from operations also are impacted by changes in working capital. Any payments due to counterparties under our derivative contracts are generally funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under the term loan credit agreement. As of September 30, 2018, we had entered into derivative swap contracts hedging 1.6 million barrels of oil for the remainder of 2018 at an average price of $62.01 per barrel, 4.8 million barrels of oil in 2019 at an average price of $59.56 per barrel, 2.7 million barrels of oil in 2020 at an average price of $56.91 per barrel, 0.6 million barrels of oil in 2021 at an average price of $55.67 per barrel.

Our cash flows for the nine months ended September 30, 2018 and 2017 are presented below:

	Nine Months Ended September 30,
	2018	2017
	(in thousands, unaudited)
Net Cash Provided by Operating Activities	$126,416	$65,581
Net Cash Used for Investing Activities	(310,090)	(75,446)
Net Cash Provided by Financing Activities	194,457	10,156
Net Change in Cash	$10,783	$291

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2018 was $126.4 million, compared to $65.6 million in the same period of the prior year. This increase was due to higher realized prices (including the effect of settled derivatives) and higher production levels, which was partially offset by higher interest costs. Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our statements of cash flows) in the nine months ended September 30, 2018 was a decrease of $36.0 million compared to an increase of $15.6 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the nine months ended September 30, 2018 and 2017 were $310.1 million and $75.4 million, respectively. The increase in cash used in investing activities for the first nine months of 2018 as compared to the same period of 2017 was attributable to higher development spending and acquisitions, in particular our recently completed Salt Creek and Pivotal acquisitions (see Note 3 to our financial statements). Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $108.2 million and $72.4 million at September 30, 2018 and 2017, respectively, as a result of increased activity in the Williston Basin.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the nine months ended September 30, 2018, our capitalized costs incurred, excluding non-cash consideration used in our recent acquisitions, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $330.2 million, while the actual cash spend in this regard amounted to $290.1 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the nine months ended September 30, 2018 and 2017 are summarized in the following table:

	Nine Months Ended September 30,
	2018	2017
	(in millions, unaudited)
Drilling and Development Capital Expenditures	$164.1	$64.1
Acquisition of Oil and Natural Gas Properties	125.5	11.0
Other Capital Expenditures	0.5	0.5
Total	$290.1	$75.6

Cash Flows from Financing Activities

Net cash provided by financing activities was $194.5 million and $10.2 million during the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, cash provided by financing activities was primarily related to the completed equity offerings and additional borrowings on our term loan credit agreement. For the nine months ended September 30, 2017, cash provided by financing activities was primarily related to advances under our prior revolving credit facility. Our long-term debt at September 30, 2018 was $789.5 million, which was comprised of $102.0 million in senior unsecured notes, $339.7 million of second lien notes and $347.8 million of borrowings under our term loan credit agreement. As of September 30, 2018, we had $40.0 million of available borrowing capacity under our term loan credit agreement.

Term Loan Credit Agreement

The Company’s term loan credit agreement, described in the paragraphs that follow as of September 30, 2018, was retired and repaid in full in connection with refinancing transactions in October 2018. See Note 12 to our financial statements for further details.

On November 1, 2017 (the “Effective Date”), we entered into a term loan credit agreement with TPG Specialty Lending, Inc., as administrative agent and collateral agent (in such capacities, the “Agent”), and the lenders from time to time party thereto. The term loan credit agreement, as amended, provides for the issuance of an aggregate principal amount of up to $500 million in term loans to us, consisting of (i) $300 million in initial term loans that were made on the Effective Date (the “Initial Loans”), (ii) $100 million in delayed draw term loans available to us, subject to satisfaction of certain conditions precedent described therein, for a period of 18 months after the Effective Date (the “Delayed Draw Loans”), and (iii) up to $100 million in incremental term loans on an uncommitted basis and subject, among other things, to one or more lenders agreeing in the future to make such loans (the “Incremental Loans”) (the Initial Loans, Delayed Draw Loans and the Incremental Loans, collectively, the “Loans”). Amounts borrowed and repaid under the term loan credit agreement may not be reborrowed. All borrowings under the term loan credit agreement will mature on November 1, 2022. In addition to the $300 million in Initial Loans, we borrowed $60 million of Delayed Draw Loans on May 15, 2018. Pursuant to the terms of the 2L Indenture (described below), we could not borrow in excess of $400 million under the term loan credit agreement.

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

We were in compliance with our financial covenants under the term loan credit facility at September 30, 2018.

Second Lien Notes

The Second Lien Notes are described in the paragraphs that follow as of September 30, 2018. We issued additional Second Lien Notes, and the terms of the Second Lien Notes were amended, in connection with refinancing transactions in October 2018. See Note 12 to our financial statements for further details.

On May 15, 2018 (the “2L Closing Date”), in connection with the closing of the Exchange Transaction, we issued Second Lien Notes with an aggregate principal amount of $344.3 million. The terms of the Second Lien Notes include those stated in the indenture entered into by the Company and Wilmington Trust, National Association, as trustee (the “2L Indenture”), on the 2L Closing Date. The Second Lien Notes are senior secured obligations and rank equal in right of payment to all of our existing and future senior indebtedness. The Second Lien Notes are secured by second priority security interests in substantially all of our assets, subject to the exceptions set forth in our term loan credit agreement and certain customary post-closing delivery periods. The Second Lien Notes will be guaranteed by all of our direct and indirect subsidiaries that guarantee indebtedness under any of our or such subsidiary guarantors’ other indebtedness for borrowed money. As of September 30, 2018, we do not have any subsidiaries. The Second Lien Notes will mature on May 15, 2023.

Interest on the Second Lien Notes accrues at a rate of 8.500% per annum payable in cash quarterly in arrears on the first day of each calendar quarter. Beginning on July 1, 2018, the interest rate will be increased by 1.000% per annum, which increase shall be payable in kind (the “PIK Component”). Commencing June 30, 2018, and as of each December 31st and June 30th thereafter, if our total debt to EBITDAX ratio is (i) less than 3.00 to 1.00 as of such date, the PIK Component shall cease accruing effective as of the next interest payment date, or (ii) greater than or equal to 3.00 to 1.00 as of such date or we fail to deliver financial statements, the PIK Component shall continue to accrue (or, if then not accruing, automatically commence accruing as of the next interest payment date) and be payable quarterly. The PIK Component began accruing on June 30, 2018. Additionally, if we incur junior lien or unsecured debt with a cash interest rate in excess of 9.500%, the cash rate on the Second Lien Notes will be increased by such excess. Default interest will be payable in cash on demand at the then applicable interest rate plus 3.000% per annum.

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

8.000% Senior Notes due 2020

The Company’s 8.000% senior unsecured notes due June 1, 2020 (the “Unsecured Notes”) are described in the paragraphs that follow as of September 30, 2018. All remaining outstanding Unsecured Notes were redeemed and repaid in full in October 2018. See Note 12 to our financial statements for further details.

On May 18, 2012, we issued at par value $300.0 million aggregate principal amount of Unsecured Notes (the “Original Notes”).  On May 13, 2013, we issued at a price of 105.25% of par an additional $200.0 million aggregate principal amount of the Unsecured Notes (the “2013 Follow-on Notes”).  On May 18, 2015, we issued at a price of 95.000% of par an additional $200.0 million aggregate principal amount of Unsecured Notes (the “2015 Mirror Notes” and, together with the Original Notes and the 2013 Follow-on Notes, the “Notes”).  Interest is payable on the Notes semi-annually in arrears on each of June 1 and December 1.

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

We generally use derivatives to economically hedge a significant, but varying portion of our anticipated future production.  Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs have been funded by cash from operations or borrowings under our term loan credit agreement.  As of September 30, 2018, we have entered into derivative swap agreements covering 1.6 million barrels of oil for the remainder of 2018 at an average price of $62.01 per barrel, 4.8 million barrels of oil in 2019 at an average price of $59.56 per barrel, 2.7 million in 2020 at an average price of $56.91 and 0.6 million in 2021 at an average price of $55.67 per barrel.

The following table reflects the weighted average price of open commodity swap derivative contracts as of September 30, 2018, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2018	1,611,300	62.01
2019	4,793,480	59.56
2020	2,699,580	56.91
2021 and beyond	631,600	55.67

In addition to the open commodity price swap contracts we have entered into basis swap contracts. Basis swaps fix the price differential between a published index price and the applicable local index price under which our production is sold. The following table reflects open commodity basis swap contracts as of September 30, 2018.

Settlement Period	Oil (Barrels)	Weighted Average Price ($)
01/01/19 – 12/31/19	3,650,000	(2.41)

Interest Rate Risk

Our long-term debt is comprised of borrowings that contain fixed and floating interest rates.  The Notes bear interest at an annual fixed rate of 8%, while our term loan credit agreement interest rate is floating based on an Adjusted LIBO Rate (subject to a 1% floor) plus 7.75% per annum margin. During the quarter ended September 30, 2018, we had $360.0 million in average outstanding borrowings under our term loan credit agreement at a weighted average rate of 10.1%.  Interest payments are due under the term loan credit agreement in arrears on the last day of each March, June, September and December.  All outstanding principal is due and payable upon termination of the term loan credit agreement.

As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at September 30, 2018 would cost us approximately $3.6 million in additional annual interest expense.

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

As of September 30, 2018, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
July 1, 2018 to July 31, 2018	7,180	$3.15	—	$ 108.3 million
Month #2
August 1, 2018 to August 31, 2018	6,043	3.69	—	108.3 million
Month #3
September 1, 2018 to September 30, 2018	6,115	3.45	—	108.3 million
Total	19,338	$3.41	—	$ 108.3 million

(1)	All shares purchased reflect shares surrendered in satisfaction of tax obligations in connection with the vesting of restricted stock awards.

(2)	In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million of shares of our outstanding common stock.

Item 6.  Exhibits.

Unless otherwise indicated, all documents incorporated by reference to a document filed with the SEC pursuant to the Exchange Act, are located under SEC file number 001-33999.

Exhibit No.	Description	Reference
2.1	Purchase and Sale Agreement, dated July 17, 2018, by and between Pivotal Williston Basin, LP and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2018
2.2	Purchase and Sale Agreement, dated July 17, 2018, by and between Pivotal Williston Basin II, LP and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2018
2.3	Purchase and Sale Agreement, dated July 27, 2018, by and between WR Operating LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2018
2.4	First Amendment to Purchase and Sale Agreement, dated September 25, 2018, by and between WR Operating LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2018
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc. dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018
4.1	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012
4.2	Indenture, dated May 18, 2015, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015
4.3	Indenture, dated May 15, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.50% Senior Secured Second Lien Notes due 2023)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
4.4	First Supplemental Indenture, dated September 18, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
4.5	Second Supplemental Indenture, dated October 5, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
4.6	Registration Right Agreement, dated October 5, 2018, between Northern Oil and Gas, Inc. and RBC Capital, LLC, as representative of the Initial Purchasers	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
4.7	Registration Rights Agreement, dated September 17, 2018, between Pivotal Williston Basin, LP, Pivotal Williston Basin II, LP, and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
4.8	Registration Rights Agreement, dated October 1, 2018, by and between WR Operating LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2018
10.1
Third Amendment to Term Loan Credit Agreement, dated July 19, 2018, by and among Northern Oil and Gas, Inc., the lenders party thereto and TPG Specialty Lending, Inc., as administrative agent and collateral agent
Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2018
10.2*	Amended and Restated Employment Agreement, dated July 5, 2018, between Northern Oil and Gas, Inc. and Michael Reger	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2018

10.3*	Amended and Restated Employment Agreement, dated July 5, 2018, between Northern Oil and Gas, Inc. and Brandon Elliott	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2018
10.4*	Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
10.5	Purchase Agreement, dated September 21, 2018, by and between Northern Oil and Gas, Inc. and RBC Capital Markets, LLC, as representative of the initial purchasers named therein	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2018
10.6	Amended and Restated Credit Agreement, dated October 5, 2018, among Northern Oil and Gas, Inc., Royal Bank of Canada, as administrative agent, and the lenders from time to time party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
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

NORTHERN OIL AND GAS, INC.

Date:	November 9, 2018	By:	/s/ Brandon Elliott
Brandon Elliott, Chief Executive Officer and principal executive officer (on behalf of Registrant)

Date:	November 9, 2018	By:	/s/ Chad Allen
Chad Allen, Chief Accounting Officer and principal accounting officer