Form 10-Q
period 2019-06-30
NORTHERN OIL & GAS, INC.
filed 2019-08-05
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of July 31, 2019, there were 398,554,831 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2019

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2019 AND DECEMBER 31, 2018

(In thousands, except par value and share data)	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$2,794	$2,358
Accounts Receivable, Net	87,697	96,353
Advances to Operators	1,425	268
Prepaid Expenses and Other	8,226	12,360
Derivative Instruments	32,531	115,870
Income Tax Receivable	395	1,205
Total Current Assets	133,068	228,415

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	3,607,214	3,431,428
Unproved	9,249	4,307
Other Property and Equipment	1,609	998
Total Property and Equipment	3,618,072	3,436,732
Less – Accumulated Depreciation, Depletion and Impairment	(2,324,790)	(2,233,987)
Total Property and Equipment, Net	1,293,282	1,202,745

Derivative Instruments	26,610	61,843
Deferred Income Taxes	420	420
Acquisition Deposit	31,000	—
Other Noncurrent Assets, Net	10,012	10,223

Total Assets	$1,494,391	$1,503,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$93,355	$55,015
Accrued Liabilities	83,880	83,237
Accrued Interest	15,050	16,468
Debt Exchange Derivative	2,791	18,183
Derivative Instruments	95	—
Contingent Consideration	36,992	58,069
Other Current Liabilities	566	555
Total Current Liabilities	232,726	231,526

Long-term Debt, Net	857,198	830,203
Derivative Instruments	1,644	—
Asset Retirement Obligations	12,845	11,946
Other Noncurrent Liabilities	329	105

TOTAL LIABILITIES	$1,104,742	$1,073,780

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	—	—
Common Stock, Par Value $.001; 675,000,000 Shares Authorized; 389,435,991 Shares Outstanding at 6/30/2019 378,333,070 Shares Outstanding at 12/31/2018	389	378
Additional Paid-In Capital	1,248,906	1,226,371
Retained Deficit	(859,647)	(796,884)
Total Stockholders’ Equity	389,649	429,865
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,494,391	$1,503,645

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
REVENUES
Oil and Gas Sales	$149,847	$109,047	$282,530	$195,928
Gain (Loss) on Derivative Instruments, Net	36,591	(42,203)	(103,031)	(62,474)
Other Revenue	2	2	7	5
Total Revenues	186,440	66,846	179,506	133,459

OPERATING EXPENSES
Production Expenses	26,132	14,549	50,799	27,037
Production Taxes	14,034	10,132	26,553	18,054
General and Administrative Expense	5,250	3,251	11,300	4,918
Depletion, Depreciation, Amortization and Accretion	46,091	22,596	91,225	41,227
Impairment of Other Current Assets	2,694	—	2,694	—
Total Operating Expenses	94,200	50,528	182,571	91,236

INCOME (LOSS) FROM OPERATIONS	92,239	16,318	(3,065)	42,223

OTHER INCOME (EXPENSE)
Interest Expense, Net of Capitalization	(17,778)	(22,403)	(37,327)	(45,510)
Loss on the Extinguishment of Debt	(425)	(90,833)	(425)	(90,833)
Debt Exchange Derivative Gain/(Loss)	(4,873)	—	1,413	—
Contingent Consideration Loss	(24,763)	—	(23,371)	—
Other Income (Expense)	(1)	371	14	538
Total Other Income (Expense)	(47,840)	(112,865)	(59,696)	(135,805)

INCOME (LOSS) BEFORE INCOME TAXES	44,399	(96,547)	(62,762)	(93,582)

INCOME TAX PROVISION (BENEFIT)	—	—	—	—

NET INCOME (LOSS)	$44,399	$(96,547)	$(62,762)	$(93,582)

Net Income (Loss) Per Common Share – Basic	$0.12	$(0.49)	$(0.17)	$(0.71)
Net Income (Loss) Per Common Share – Diluted	$0.12	$(0.49)	$(0.17)	$(0.71)
Weighted Average Shares Outstanding – Basic	378,368,462	196,140,610	374,927,630	131,039,552
Weighted Average Shares Outstanding – Diluted	378,724,511	196,140,610	374,927,630	131,039,552
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(62,762)	$(93,582)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	91,225	41,227
Amortization of Debt Issuance Costs	2,616	2,635
Loss on Extinguishment of Debt	425	90,833
Amortization of Bond (Premium) Discount on Long-term Debt	(1,498)	173
Loss on the Mark-to-Market of Derivative Instruments	120,311	42,077
Gain on Debt Exchange Derivative	(1,413)	—
Loss on Contingent Consideration	23,371	—
PIK Interest on Second Lien Notes	1,742	—
Stock-Based Compensation Expense	4,394	580
Impairment of Other Current Assets	2,694	—
Other	(31)	(104)
Changes in Working Capital and Other Items:
Accounts Receivable, Net	8,845	(21,232)
Prepaid and Other Expenses	1,440	(3,251)
Accounts Payable	5,940	11,427
Accrued Interest	318	26
Accrued Liabilities	682	(7,191)
Net Cash Provided by Operating Activities	198,300	63,617

CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and Development Capital Expenditures	(140,092)	(110,720)
Acquisition of Oil and Natural Gas Properties	(19,438)	(48,975)
Acquisition Deposit	(31,000)	—
Proceeds from Sale of Oil and Natural Gas Properties	—	22
Proceeds from Sale of Other Property and Equipment	—	46
Purchases of Other Property and Equipment	(611)	(52)
Net Cash Used for Investing Activities	(191,141)	(159,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	123,000	—
Repayments on Revolving Credit Facility	(90,000)	—
Borrowings on Term Loan Credit Agreement	—	60,000
Repayment of Second Lien Notes	(10,488)	—
Debt Issuance Costs Paid	(120)	(6,557)
Debt Exchange Derivative Settlements	(894)	—
Contingent Consideration Settlements	(12,528)	—
Issuance of Common Stock	—	141,710
Repurchases of Common Stock	(15,108)	—
Restricted Stock Surrenders - Tax Obligations	(584)	(349)
Net Cash (Used for) Provided by Financing Activities	(6,723)	194,804

NET INCREASE IN CASH AND CASH EQUIVALENTS	436	98,741

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2,358	102,183

CASH AND CASH EQUIVALENTS – END OF PERIOD	2,794	200,924
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
( In thousands, except share data)	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2018	378,333,070	$378	$1,226,371	$(796,884)	$429,865
Issuance of Common Stock	3,160,200	3	—	—	3
Restricted Stock Forfeitures	(4,802)	—	—	—	—
Stock-Based Compensation	—	—	2,832	—	2,832
Restricted Stock Surrenders - Tax Obligations	(220,531)	—	(558)	—	(558)
Repurchases of Common Stock	(5,635,003)	(6)	(15,102)	—	(15,108)
Contingent Consideration Settlements	1,167,544	1	2,886	—	2,887
Net Loss	—	—	—	(107,162)	(107,162)
March 31, 2019	376,800,478	$377	$1,216,429	$(904,046)	$312,760
Issuance of Common Stock	9,000	—	—	—	—
Restricted Stock Forfeitures	(402,033)	—	—	—	—
Stock-Based Compensation	—	—	1,750	—	1,750
Restricted Stock Surrenders - Tax Obligations	(9,440)	—	(26)	—	(26)
Debt Exchange Agreements	5,249,879	5	12,186	—	12,192
Contingent Consideration Settlements	7,788,107	8	18,567	—	18,575
Net Income	—	—	—	44,399	44,399
June 30, 2019	389,435,991	389	1,248,906	(859,647)	389,649

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
( In thousands, except share data)	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2017	66,791,633	$67	$449,666	$(940,574)	$(490,841)
Issuance of Common Stock	127,999	—	—	—	—
Restricted Stock Forfeitures	(892,086)	(1)	—	—	(1)
Stock-Based Compensation	—	—	(712)	—	(712)
Restricted Stock Surrenders - Tax Obligations	(89,601)	—	(188)	—	(188)
Net Income	—	—	—	2,965	2,965
March 31, 2018	65,937,945	$66	$448,766	$(937,609)	$(488,776)
Issuance of Common Stock	3,025,303	3	—	—	3
Stock-Based Compensation	—	—	1,397	—	1,397
Restricted Stock Surrenders - Tax Obligations	(63,820)	—	(161)	—	(161)
Equity Offerings	96,926,019	97	141,613	—	141,710
Debt Exchange Agreements	121,774,822	122	279,192	—	279,314
Acquisition of Oil and Natural Gas Properties	6,000,000	6	15,234	—	15,240
Net Loss	—	—	—	(96,547)	(96,547)
June 30, 2018	293,600,269	294	886,041	(1,034,155)	(147,820)

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
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

For the six months ended June 30, 2019, crude oil accounted for 81% of the Company’s total production and 93% of its oil and gas sales.

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

Reclassifications

Certain prior period balances in the balance sheets have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income, cash flows or stockholders’ equity previously reported.

Adopted and Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The FASB subsequently issued various ASUs which provided additional implementation guidance, and these ASUs collectively make up FASB ASC Topic 842 – Leases (“ASC 842”). ASC 842 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The standard permits retrospective application through recognition of a cumulative-effect adjustment at the beginning of either the earliest reporting period presented or the period of adoption. ASC 842 does not apply to leases used in the exploration or use of minerals, oil, natural gas, or other similar non-regenerative resources. The Company adopted ASC 842 effective January

1, 2019 using the modified retrospective method as of the adoption date. The Company has completed the assessment of its existing accounting policies and enhancement of its internal controls. The standard did not have a material impact on the Company’s condensed balance sheets, statement of operations or cash flows.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three and six months ended June 30, 2019 and 2018, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two revenue sources, which are oil sales and natural gas and NGL sales, and the Company only operates in one geographic area, the Williston Basin in North Dakota and Montana. Oil sales for the three months ended June 30, 2019 and 2018 were $139.8 million and $101.0 million, respectively. Natural gas and NGL sales for the three months ended June 30, 2019 and 2018 were $10.0 million and $8.0 million, respectively. Oil sales for the six months ended June 30, 2019 and 2018 were $263.4 million and $180.2 million, respectively. Natural gas and NGL sales for the six months ended June 30, 2019 and 2018 were $19.1 million and $15.7 million, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Net Income (Loss)	$44,399	$(96,547)	$(62,762)	$(93,582)
Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	378,368,462	196,140,610	374,927,630	131,039,552
Plus: Potentially Dilutive Common Shares Including Stock Options and Restricted Stock	356,049	—	—	—
Weighted Average Common Shares Outstanding – Diluted	378,724,511	196,140,610	374,927,630	131,039,552

Net Income (Loss) per Common Share:
Basic	$0.12	$(0.49)	$(0.17)	$(0.71)
Diluted	$0.12	$(0.49)	$(0.17)	$(0.71)

Shares underlying Restricted Stock Awards and Stock Options Excluded from EPS Due to Anti-Dilutive Effect	20,812	367,329	825,184	301,675

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Six Months Ended June 30,
(In thousands)	2019	2018
Supplemental Cash Items:
Cash Paid During the Period for Interest	$34,403	$35,064

Non-cash Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	151,145	80,097
Capitalized Asset Retirement Obligations	470	593
Compensation Capitalized on Oil and Gas Properties	190	107
Issuance of Common Stock - Acquisitions of Oil and Natural Gas Properties	—	15,240

Non-cash Financing Activities:
Exchange transactions - non-cash securities issued:
Issuance of 8.50% Second Lien Notes due 2023	—	344,279
Issuance of Common Stock - fair value at issuance date	—	279,314
Issuance of 8.50% Second Lien Notes due 2023 - PIK Interest	3,480	—
Debt Exchange Derivative Liability Settlements	12,192	—
Contingent Consideration Settlements	21,462	—
Exchange Transactions - non-cash securities exchanged:
8.00% Unsecured Senior Notes due 2020 - carrying value	—	(543,683)

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The book value of the Company’s crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying condensed statements of operations from the closing date of the acquisition.  Acquired assets and liabilities assumed are recorded based on their estimated fair value at the time of the acquisition.  Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.

2019 Acquisitions

The Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $11.3 million and $19.7 million during the three and six months ended June 30, 2019, respectively.

2018 Acquisitions

W Energy Acquisition

On July 27, 2018, the Company entered into a purchase and sale agreement, which was subsequently amended on September 25, 2018 (as amended, the “W Energy Purchase Agreement”), with WR Operating LLC (“W Energy”), to acquire, effective as of July 1, 2018, approximately 27.2 net producing wells and 5.9 net wells in progress, as well as approximately 10,633 net acres in North Dakota (the “W Energy Acquisition”). On October 1, 2018, the Company closed on the acquisition for total estimated consideration of $341.6 million, consisting of (i) $97.8 million in cash (which reflects the $117.1 million in cash consideration under the W Energy Purchase Agreement, less $2.2 million of working capital adjustments made at closing and $17.0 million of additional estimated post-closing working capital adjustments), (ii) 51,476,961 shares of Company common stock valued at $220.8 million, based on the $4.29 per share closing price of Company common stock on the closing date of the acquisition, and (iii) $23.0 million in value attributable to potential additional contingent consideration in the future (described in more detail below). No material transaction costs were incurred in connection with this acquisition. The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

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

A contingent consideration liability arising from potential additional consideration in connection with the W Energy Acquisition has been recognized at its fair value. The amount of additional contingent consideration payable by the Company, if any, is dependent upon the performance of the Company’s share price over a thirteen-month period ending with October 2019. The acquisition date fair value of the potential additional consideration, totaling $23.0 million, was recorded within contingent consideration liabilities on the Company’s condensed balance sheets. Changes in the fair value of the liability (that were not accounted for as revisions of the acquisition date fair value) are recorded in other income (expense) on the Company’s condensed statement of operations.

Pivotal Acquisition

On July 17, 2018, the Company entered into purchase and sale agreements with Pivotal Williston Basin, LP and Pivotal Williston Basin II, LP, to acquire approximately 20.8 net producing wells and 2.2 net wells in process, as well as approximately 444 net acres in North Dakota (the “Pivotal Acquisition”). On September 17, 2018, the Company closed on the acquisition for total estimated consideration of $146.1 million, consisting of (i) $48.2 million in cash (which reflects the $68.4 million of aggregate cash consideration provided for in the purchase agreements, less $7.8 million of working capital adjustments made at closing and $12.4 million of additional estimated post-closing working capital adjustments), (ii) 25,753,578 shares of the Company’s common stock valued at $88.6 million, based on the $3.44 per share closing price of the Company’s common stock on the closing date of the acquisition, and (iii) $9.4 million in value attributable to potential additional contingent consideration (described in more detail below). No material transaction costs were incurred in connection with this acquisition. The following table reflects fair values of the net assets and liabilities as of the date of acquisition:

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

The following summarized unaudited pro forma condensed statement of operations information for the three and six months ended June 30, 2018 assumes that both the W Energy Acquisition and the Pivotal Acquisition occurred as of January 1, 2017. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed both of these acquisitions as of January 1, 2017, or that would be attained in the future.

(In thousands)	2018	2018
Revenues	$107,465	$205,092
Net Income (Loss)	(80,590)	(137,317)

Salt Creek Acquisition

On April 25, 2018, the Company entered into a purchase and sale agreement with Salt Creek Oil and Gas, LLC, to acquire 64 gross, 5.5 net producing (PDP) wells, 31 gross, 1.5 net drilling and completing (PDNP) wells and 1,319 net acres located in McKenzie and Mountrail counties of North Dakota. On June 4, 2018, the Company closed the transaction for consideration of $60.0 million which is comprised of $44.7 million of cash consideration and $15.2 million of common stock consideration.  No material transaction costs were incurred in connection with this acquisition. The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

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

Capitalized costs associated with impaired unproved properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. For the three months ended June 30, 2019 and 2018, the Company expired leases of $1.0 million and $1.2 million, respectively. For the six months ended June 30, 2019 and 2018, the Company expired leases of $1.8 million and $5.0 million, respectively.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	June 30, 2019
(In thousands)	Principal Balance	Unamortized Premium	Debt Issuance Costs, Net	Long-term Debt, Net
Second Lien Notes due 2023	$688,491	$11,566	$(15,860)	$684,198
Revolving Credit Facility(1)	173,000	—	—	173,000
Total	$861,491	$11,566	$(15,860)	$857,198

	December 31, 2018
	Principal Balance	Unamortized Premium	Debt Issuance Costs, Net	Long-term Debt, Net
Second Lien Notes due 2023	$695,140	$13,237	$(18,173)	$690,203
Revolving Credit Facility(1)	140,000	—	—	140,000
Total	$835,140	$13,237	$(18,173)	$830,203
________________

(1)Debt issuance costs related to the Company’s revolving credit facility of $4.7 million and $5.1 million as of June 30, 2019 and December 31, 2018, respectively, are recorded in “Other Noncurrent Assets, Net” on the balance sheets.

Revolving Credit Facility

On October 5, 2018, the Company entered into a $750.0 million revolving credit facility (the “Revolving Credit Facility”) with Royal Bank of Canada, as administrative agent, and the lenders from time to time party thereto. The revolving credit agreement is scheduled to mature 5 years from the closing date, provided that the maturity date shall be 91 days prior to the scheduled maturity date of the earlier of (i) the Second Lien Notes (defined below) if any Second Lien Notes remain outstanding on such date or (ii) the Purchaser Note (as defined in Note 12 below) if any principal amount of the Purchaser Note remains outstanding on such date.

The revolving credit agreement is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. The borrowing base as of June 30, 2019 was $425.0 million, which is the maximum amount of borrowings that the indenture for the Second Lien Notes permits the Company to have outstanding under the Revolving Credit Facility. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The April 1st scheduled redetermination shall be based on a January 1st engineering report audited by a 3rd party (reasonably acceptable by the Agent).

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

Second Lien Notes due 2023

On May 15, 2018, the Company issued 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”) with an aggregate principal amount of $344.3 million (the “Original 2L Notes”) in exchange for certain previously outstanding 8.000% senior unsecured notes due June 1, 2020 (the “Unsecured Notes”). On October 5, 2018, the Company issued an additional $350.0 million aggregate principal amount of Second Lien Notes (the “Additional 2L Notes”), the proceeds of which were used in connection with the retirement of the Company’s prior term loan credit agreement. In addition, as of and through June 30, 2019, the Company had issued another $4.3 million, of additional aggregate principal amount of Second Lien Notes pursuant to the interest payment-in-kind provisions thereof.

During the three months ended June 30, 2019, the Company repurchased and retired $10.1 million in aggregate principal amount of Second Lien Notes.

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

The Second Lien Notes are the senior secured obligations of the Company and rank equal in right of payment to all existing and future senior indebtedness of the Company and its subsidiaries. The Second Lien Notes are secured by second priority security interests in substantially all assets of the Company, subject to certain exceptions. The Second Lien Notes will be guaranteed by all of the Company’s direct and indirect subsidiaries that guarantee indebtedness under any other indebtedness for borrowed money of the Company or any of the Company’s subsidiary guarantors. As of June 30, 2019, the Company did not have any subsidiaries. The Second Lien Notes will mature on May 15, 2023.

Interest on the Second Lien Notes accrues at a rate of 8.500% per annum payable in cash quarterly in arrears on the first day of each calendar quarter. Beginning on July 1, 2018, the interest rate was increased by 1.000% per annum, which increase shall be payable in kind (the “PIK Component”). Commencing June 30, 2018, and as of each December 31st and June 30th thereafter, if the Company’s total debt to EBITDAX ratio is (i) less than 3.00 to 1.00 as of such date, the PIK Component shall cease accruing effective as of the next interest payment date, or (ii) greater than or equal to 3.00 to 1.00 as of such date or if the Company fails to deliver financial statements, the PIK Component shall continue to accrue (or, if then not accruing, automatically commence accruing as of the next interest payment date) and be payable quarterly. The PIK Component began accruing on June 30, 2018 and ceased accruing on March 31, 2019. Additionally, if the Company incurs junior lien or unsecured debt with a cash interest rate in excess of 9.500%, the cash rate on the Second Lien Notes will be increased by such excess. Default interest will be payable in cash on demand at the then applicable interest rate plus 3.000% per annum.

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

Common Stock

The following is a schedule of changes in the number of shares of common stock outstanding during the six months ended June 30, 2019 and the year ended December 31, 2018:

(In thousands)	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Beginning Balance	378,333	66,792
Repurchases of Common Stock	(5,635)	(7,360)
Stock Options Exercised - Net	—	63
Restricted Stock Grants	3,169	3,295
Debt Exchanges	5,250	136,064
Equity Offerings	—	96,926
Stock Consideration for Acquisitions of Oil and Natural Gas Properties	—	83,731
Contingent Consideration Settlements	8,956	—
Other Surrenders - Tax Obligations	(230)	(267)
Other Forfeitures	(407)	(911)
Ending Balance	389,436	378,333

2019 Activity

During the six months ended June 30, 2019, 0.2 million shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $0.6 million, which is based on the market prices on the dates the shares were surrendered.

During the six months ended June 30, 2019, the Company elected to issue 3.2 million shares of common stock to satisfy contingent consideration owed in connection with the Pivotal Acquisition (see Note 3).

During the six months ended June 30, 2019, the Company elected to issue 5.7 million shares of common stock to satisfy contingent consideration owed in connection with the W Energy Acquisition (see Note 3).

During the six months ended June 30, 2019, the Company elected to issue 5.2 million shares of common stock to satisfy obligations owed in connection with the debt exchange derivative liabilities (see Note 10).

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the six months ended June 30, 2019, the Company repurchased 5.6 million shares of its common stock under the stock repurchase program at a total cost of $16.3 million, of which $1.2 million was recorded as a settlement of contingent consideration liabilities. During the three months ended June 30, 2019 and the three and six months ended June 30, 2018, the Company did not repurchase shares of its common stock under the stock repurchase program. The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

NOTE 6     STOCK-BASED COMPENSATION

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”), which replaced the Company’s prior 2013 Incentive Plan (the “2013 Plan”), authorized 15,000,000 shares for grant under the 2018 Plan, plus the 769,775 shares remaining available for future grants under the 2013 Plan on the date the stockholders approved the 2018 Plan. No future awards will be made under the 2013 Plan. The 2013 Plan continues to govern awards that were made thereunder, which remain in effect pursuant to their terms. As of June 30, 2019, there were 12,907,410 shares available for future awards under the 2018 Plan.

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

The following table reflects the outstanding RSAs and activity related thereto for the six months ended June 30, 2019:

	Service-based Awards		Service and Performance-based Awards		Service and Market-based Awards		Service, Performance, and Market-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2018	632,759	$2.72	1,018,500	$2.70	1,176,600	$1.67	—	$—
Shares granted	847,200	2.71	—	—	1,254,000	1.82	1,068,000	0.98
Shares forfeited	(4,802)	3.07	(4,000)	2.70	(398,033)	1.67	—	—
Shares vested	(504,421)	2.90	(339,500)	2.70	(164,206)	1.67	—	—
Outstanding at June 30, 2019	970,736	$2.62	675,000	$2.70	1,868,361	$1.77	1,068,000	$0.98

At June 30, 2019, there was $6.5 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 0.7 years. For the six months ended June 30, 2019 and 2018, the total fair value of the Company’s restricted stock awards vested was $2.6 million and $1.5 million, respectively.

The following has been recorded to stock-based compensation expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Restricted stock award compensation	$1,749	$1,400	$4,584	$687
Less amounts capitalized in oil and natural gas properties	(106)	(76)	(190)	(107)
Total stock-based compensation, net	$1,643	$1,324	$4,394	$580

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

The Company’s interests in certain crude oil and natural gas leases from the State of North Dakota are subject to an ongoing dispute over the ownership of minerals underlying the bed of the Missouri River within the boundaries of the Fort Berthold Reservation.  The ongoing dispute is between the State of North Dakota and three affiliated tribes, both of whom have purported to lease mineral rights in tracts of riverbed within the reservation boundaries. In the event the ongoing dispute results in a final judgment that is adverse to the Company’s interests, the Company would be required to reverse approximately $4.9 million in revenue (net of accrued taxes) that has been accrued since the first quarter of 2013 based on the Company’s purported interest in the crude oil and natural gas leases at issue. Due to the long-term nature of this title dispute, the $4.9 million in accounts receivable is included in “Other Noncurrent Assets, Net” on the condensed balance sheets. The Company fully maintains the validity of its interests in the crude oil and natural gas leases.

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

The income tax provision (benefit) for the three and six months ended June 30, 2019 and 2018 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Current Income Tax Provision (Benefit)	$—	$—	$—	$—
Deferred Income Tax Provision (Benefit)
Federal	8,340	(19,180)	(12,897)	(18,560)
State	1,829	(4,228)	(2,828)	(4,091)
Valuation Allowance	(10,169)	23,408	15,725	22,651
Total Income Tax Provision (Benefit)	$—	$—	$—	$—

Income tax provision (benefit) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any unusual or infrequently occurring items that are recorded in the interim period.  The provision for the three and six months ended June 30, 2019, differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to income before income taxes.  The lower effective tax rate in 2019 and 2018 relates to the valuation allowance placed on the net deferred tax assets, in addition to state income taxes and estimated permanent differences.

A valuation allowance is established to reduce deferred tax assets if it is determined that it is more likely than not that the related tax benefit will not be realized.  On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.  During 2019, in evaluating whether it was more likely than not that the Company’s net deferred tax assets were realized through future net income, management considered all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies.  Based on all the evidence available, management determined it was more likely than not that the net deferred tax assets, other than the deferred tax asset related to the Company’s alternative minimum tax credit, were not realizable, therefore a valuation allowance of $139.5 million was recorded at June 30, 2019.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three and six months ended June 30, 2019 and 2018, the Company did not recognize any interest or penalties in its condensed statements of operations, nor did it have any interest or penalties accrued in its condensed balance sheets at June 30, 2019 and 2018 relating to unrecognized benefits.

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

	Fair Value Measurements at June 30, 2019 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil price and basis swaps)	$—	$32,531	$—
Commodity Derivatives – Noncurrent Asset (crude oil price swaps)	—	26,610	—
Commodity Derivatives – Current Liabilities (crude oil price swaps)	—	(95)	—
Commodity Derivatives – Noncurrent Liabilities (crude oil price swaps)	—	(1,644)	—
Contingent Consideration – Current Liabilities	—	—	(36,992)
Debt Exchange Derivatives – Current Liabilities	—	—	(2,791)
Total	$—	$57,402	$(39,783)

	Fair Value Measurements at December 31, 2018 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil price and basis swaps)	$—	$115,870	$—
Commodity Derivatives – Noncurrent Asset (crude oil price swaps)	—	61,843	—
Contingent Consideration – Current Liabilities	—	—	(58,069)
Debt Exchange Derivatives – Current Liabilities	—	—	(18,183)
Total	$—	$177,713	$(76,252)

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

Contingent Consideration. The fair value of the contingent consideration potentially payable by the Company in connection with both the Pivotal Acquisition and W Energy Acquisition, which in certain circumstances the Company is permitted to settle in either cash or shares of common stock, was determined using Monte Carlo simulation models. Significant inputs used in the fair value measurements include (i) the Company’s common stock price, (ii) risk-free rates based on U.S. Treasury rates, (iii) volatility of the Company’s common stock, and (iv) expected average daily trading volumes. The expected volatility and average daily trading volumes used in the valuation were unobservable in the marketplace and significant to the valuation methodology, and the contingent consideration’s fair value was therefore designated as Level 3 in the valuation hierarchy. Changes in the fair value of this liability is included in other income (expense) in the Company’s condensed statements of operations.

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

The following table summarizes the changes in fair value of the Company’s financial instruments classified as Level 3 in the fair value hierarchy:

(In thousands)	Six Months Ended June 30, 2019
Beginning Balance	$(76,252)
Debt exchange derivative liability settlements(1)	13,979
Change in fair value of debt exchange derivative liability	1,413
Contingent consideration settlements(2)	44,448
Change in fair value of contingent consideration	(23,371)
Ending Balance	$(39,783)
________________________
(1) Includes $0.9 million of debt exchange derivative liability settlements included in accounts payable at June 30, 2019.
(2) Includes $10.5 million of contingent consideration settlements included in accounts payable at June 30, 2019.

Fair Value of Other Financial Instruments

The carrying amounts of cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments.

The carrying amount of the Company’s long-term debt reported in the condensed balance sheet at June 30, 2019 is $857.2 million, which includes $684.2 million of second lien notes and $173.0 million of borrowings under the Company’s Revolving Credit Facility (see Note 4).  The fair value of the Company’s second lien notes, which are publicly traded (“Level 1”), is $714.3 million at June 30, 2019.  The Company’s Revolving Credit Facility approximates its fair value because of its floating rate structure.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the six months ended June 30, 2019 were approximately $0.5 million.

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

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the six months ended June 30, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Cash Received (Paid) on Settled Derivatives	$4,734	$(12,267)	$17,280	$(20,397)
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	31,857	(29,936)	(120,311)	(42,077)
Gain (Loss) on Derivative Instruments, Net	$36,591	$(42,203)	$(103,031)	$(62,474)

The Company has master netting agreements on individual commodity contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

As of June 30, 2019, the Company had a total volume on open commodity price swaps of 15.4 million barrels at a weighted average price of approximately $59.91 per barrel. The following table reflects the weighted average price of open commodity price swap derivative contracts as of June 30, 2019, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2019	4,164,280	$62.96
2020	7,848,330	59.31
2021	2,906,350	57.96
2022 and beyond	500,000	55.06

In addition to the open commodity price swap contracts the Company has entered into basis swap contracts. Basis swaps fix the price differential between a published index price and the applicable local index price under which the Company’s production is sold. The following table reflects open commodity basis swap contracts as of June 30, 2019.

Settlement Period	Total Volumes (Bbls)	Weighted Average Differential ($/Bbl)
07/01/19 – 12/31/19	1,840,000	$(2.41)

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at June 30, 2019 and December 31, 2018, respectively.  Certain amounts may be presented on a net basis on the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

Type of Crude Oil Contract	Balance Sheet Location	June 30, 2019 Estimated Fair Value	December 31, 2018 Estimated Fair Value
Derivative Assets:		(In thousands)
Swap Price Contracts	Current Assets	$32,411	$108,514
Basis Swap Contracts	Current Assets	120	7,356
Swap Price Contracts	Noncurrent Assets	26,610	61,843
Total Derivative Assets		$59,141	$177,713

Derivative Liabilities:
Swap Price Contracts	Current Liabilities	$(95)	$—
Swap Price Contracts	Noncurrent Liabilities	(1,644)	—
Total Derivative Liabilities		$(1,739)	$—

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

	Estimated Fair Value at June 30, 2019
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$44,830	$(12,299)	$32,531
Noncurrent Assets	28,580	(1,970)	26,610
Total Derivative Assets	$73,410	$(14,269)	$59,141

Offsetting of Derivative Liabilities:
Current Liabilities	$(12,394)	$12,299	$(95)
Noncurrent Liabilities	(3,614)	1,970	(1,644)
Total Derivative Liabilities	$(16,008)	$14,269	$(1,739)

	Estimated Fair Value at December 31, 2018
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$116,620	$(750)	$115,870
Non-Current Assets	61,857	(14)	61,843
Total Derivative Assets	$178,477	$(764)	$177,713

Offsetting of Derivative Liabilities:
Current Liabilities	$(750)	$750	$—
Non-Current Liabilities	(14)	14	—
Total Derivative Liabilities	$(764)	$764	$—

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of June 30, 2019.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at June 30, 2019 and December 31, 2018.

NOTE 12     SUBSEQUENT EVENTS

VEN Bakken Acquisition

On July 1, 2019, the Company completed its acquisition (the “VEN Bakken Acquisition”) of certain oil and gas properties and interests from VEN Bakken, LLC (“VEN Bakken”), effective as of July 1, 2019. VEN Bakken is a wholly-owned subsidiary of Flywheel Bakken, LLC, a portfolio company of the Kayne Private Energy Income Funds. The acquired assets consist of approximately 87.8 net producing wells and 4.1 net wells in process, as well as approximately 18,000 net acres in North Dakota. The VEN Bakken Acquisition was completed pursuant to the previously announced purchase and sale agreement between the Company and VEN Bakken, dated as of April 18, 2019 (the “VEN Bakken Agreement”).

Upon closing on July 1, 2019, the Company paid closing consideration to VEN Bakken consisting of (i) $170.1 million in cash (which reflects the $165.0 million unadjusted cash consideration, which includes an acquisition deposit of $31.0 million, under the VEN Bakken Agreement, plus $5.1 million of working capital adjustments made at closing), (ii) 5,602,147 shares of Company common stock valued at $11.7 million, based on the $2.09 per share closing price of Company common stock on the closing date of the acquisition and (iii) a 6.0% unsecured promissory note due July 1, 2022 issued by the Company in the aggregate principal amount of $130.0 million (the “Purchaser Note”). The cash and promissory note portions of the consideration are net of preliminary and customary purchase price adjustments and remain subject to final post-closing settlement between the Company and VEN Bakken. The Company funded the cash portion of the closing payment with borrowings under its revolving credit facility. The Company has considered the disclosure requirements of ASC 805-10-50-2 and ASC 805-10-50-4 but has not included the required disclosures in this report due to the timing of the transaction.

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties, primarily in the Bakken and Three Forks formations within the Williston Basin in North Dakota and Montana.  We believe the location, size and concentration of our acreage position in one of North America’s leading unconventional oil-resource plays provide us with drilling and development opportunities that will result in significant long-term value.  Our primary focus is oil exploration and production through non-operated working interests in wells drilled and completed in spacing units that include our acreage.  Using this strategy, we had participated in 5,057 gross (340.6 net) producing wells as of June 30, 2019.

Our average daily production in the second quarter of 2019 was approximately 34,965 Boe per day, of which approximately 81% was oil. Our recent acquisitions, combined with higher activity levels, have boosted our development levels and resulted in production in the second quarter of 2019 increasing by approximately 66% over the same period a year ago. During the three months ended June 30, 2019, we added 139 gross (8.1 net) wells to production. As of June 30, 2019, we have leased approximately 163,558 net acres, of which approximately 89% were developed and 100% were located in the Williston Basin of North Dakota and Montana.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the second quarter of 2019 was $5.29 per barrel, as compared to $5.77 per barrel in the second quarter of 2018. Fluctuations in our oil price differential are due to several factors such as takeaway capacity relative to production levels in the Williston Basin and seasonal refinery maintenance temporarily depressing crude demand.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in oil prices that can substantially impact the level of drilling activity in the Williston Basin.  Generally, higher oil prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower oil prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the choice of proppant (sand or ceramic).  During the first six months of 2019, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $8.0 million, compared to $8.1 million for the wells we elected to participate in during 2018.

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

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	2018
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$2.56	$2.83
Oil (per Bbl)	$59.89	$67.97

	Six Months Ended June 30,
	2019	2018
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$2.74	$2.96
Oil (per Bbl)	$57.42	$65.49
____________
(1)Based on average NYMEX closing prices.

For the three months ended June 30, 2019, the average NYMEX pricing was $59.89 per barrel of oil or 12% lower than the average NYMEX price per barrel for the comparable period in 2018.  Our realized oil price after reflecting settled derivatives was 3% higher in the second quarter of 2019 than in the second quarter of 2018 due to a 19% increase in the average price of our settled derivatives per barrel and a lower oil price differential, which was partially offset by the lower average NYMEX price per barrel.

As of June 30, 2019, we had a total volume on open commodity price swaps of 15.4 million barrels at a weighted average price of approximately $59.91 per barrel. The following table reflects the weighted average price of open commodity price swap derivative contracts as of June 30, 2019, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($/Bbl)
2019	4,164,280	62.96
2020	7,848,330	59.31
2021	2,906,350	57.96
2022 and beyond	500,000	55.06

In addition to the open commodity price swap contracts we have entered into basis swap contracts. Basis swaps fix the price differential between a published index price and the applicable local index price under which our production is sold. The following table reflects open commodity basis swap contracts as of June 30, 2019.

Settlement Period	Total Volumes (Bbls)	Weighted Average Differential ($/Bbl)
07/01/19 – 12/31/19	1,840,000	(2.41)

Results of Operations for the Three Months Ended June 30, 2019 and June 30, 2018

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended June 30,
	2019	2018	% Change
Net Production:
Oil (Bbl)	2,562,513	1,625,788	58%
Natural Gas and NGLs (Mcf)	3,715,936	1,736,651	114%
Total (Boe)	3,181,835	1,915,230	66%

Net Sales (in thousands):
Oil Sales	$139,810	$101,037	38%
Natural Gas and NGL Sales	10,037	8,010	25%
Gain (Loss) on Settled Derivatives	4,734	(12,267)
Gain (Loss) on Mark-to-Market of Derivative Instruments	31,857	(29,936)
Other Revenue	2	3
Total Revenues	186,440	66,846	179%

Average Sales Prices:
Oil (per Bbl)	$54.56	$62.20	(12)%
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	1.85	(7.55)
Oil Net of Settled Derivatives (per Bbl)	56.41	54.65	3%
Natural Gas and NGLs (per Mcf)	2.70	4.61	(41)%
Realized Price on a Boe Basis Including All Realized Derivative Settlements	48.58	50.58	(4)%

Operating Expenses (in thousands):
Production Expenses	$26,132	$14,549	80%
Production Taxes	14,033	10,132	39%
General and Administrative Expenses	5,250	3,251	61%
Depletion, Depreciation, Amortization and Accretion	46,091	22,596	104%

Costs and Expenses (per Boe):
Production Expenses	$8.21	$7.60	8%
Production Taxes	4.41	5.29	(17)%
General and Administrative Expenses	1.65	1.70	(3)%
Depletion, Depreciation, Amortization and Accretion	14.49	11.80	23%

Net Producing Wells at Period End	340.6	248.3	37%

Oil and Natural Gas Sales

In the second quarter of 2019, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 37% as compared to the second quarter of 2018, driven by a 66% increase in production, which was partially offset by a 17% decrease in realized prices, excluding the effect of settled derivatives. The lower average realized price in the second quarter of 2019 as compared to the same period in 2018 was principally driven by lower average NYMEX oil and natural gas prices. Oil price differential during the second quarter of 2019 was $5.29 per barrel, as compared to $5.77 per barrel in the second quarter of 2018.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells.  Our substantial acquisition activities (see Note 3 to our condensed financial statements) combined with increased development activity and improved performance from enhanced completion techniques helped drive a 66% increase in production levels in the second quarter of 2019 compared to the same period in 2018.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production. Our gain (loss) on derivative instruments, net, was a gain of $36.6 million in the second quarter of 2019, compared to a loss of $42.2 million in the second quarter of 2018. Gain (loss) on derivative instruments, net, is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period end.

For the second quarter of 2019, we realized a gain on settled derivatives of $4.7 million, compared to a $12.3 million loss in the second quarter of 2018. The increase in the gain on settled derivatives was primarily due to an increase in our average settlement price, and a decrease in the average NYMEX oil price, in the second quarter of 2019 compared to the same period of 2018. During the second quarter of 2019, our derivative settlements included 1.9 million barrels of oil at an average settlement price of $63.01 per barrel, while during the second quarter of 2018 our derivative settlements included 0.8 million barrels of oil at an average settlement price of $53.09 per barrel. The average NYMEX oil price for the second quarter of 2019 was $59.89 compared to $67.97 for the second quarter of 2018. Our average realized price (including all cash derivative settlements) in the second quarter of 2019 was $48.58 per Boe compared to $50.58 per Boe in the second quarter of 2018. The gain (loss) on settled derivatives increased our average realized price per Boe by $1.49 in the second quarter of 2019 and decreased our average realized price per Boe by $6.36 in the second quarter of 2018.

Mark-to-market derivative gains and losses was a gain of $31.9 million in the second quarter of 2019, compared to a loss of $29.9 million in the second quarter of 2018. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Any gains on our derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2019, all of our derivative contracts are recorded at their fair value, which was a net asset of $57.4 million, a decrease of $120.3 million from the $177.7 million net asset recorded as of December 31, 2018. The decrease in the net asset at June 30, 2019 as compared to December 31, 2018 was primarily due to changes in forward oil prices relative to prices on our open oil derivative contracts since December 31, 2018.

Production Expenses

Production expenses were $26.1 million in the second quarter of 2019, compared to $14.5 million in the second quarter of 2018. On a per unit basis, production expenses increased from $7.60 per Boe in the second quarter of 2018 to $8.21 per Boe in the second quarter of 2019. On an absolute dollar basis, the increase in our production expenses in the second quarter of 2019, as compared to the second quarter of 2018, was primarily due to a 66% increase in production, as well as a 37% increase in the total number of net producing wells, as well as an increase in processing and saltwater disposal costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $14.0 million in the second quarter of 2019 compared to $10.1 million in the second quarter of 2018. The increase is due to higher production levels (partially offset by a decrease in realized prices), which increased our oil and natural gas sales in the second quarter of 2019 as compared to the second quarter of 2018. As a percentage of oil and natural gas sales, our production taxes were 9.4% and 9.3% in the second quarter of 2019 and 2018, respectively. The increase in our production taxes as a percentage of oil and natural gas sales is due to a higher mix of oil sales as a percentage of total oil and natural gas sales.

General and Administrative Expenses

General and administrative expenses were $5.2 million in the second quarter of 2019 compared to $3.3 million in the second quarter of 2018. The increase was primarily due to a $1.1 million increase in compensation expense, partially due to the additions to our executive team late in the second quarter of 2018 as well as lower incentive compensation in the second quarter of 2018 compared to the second quarter of 2019. In addition, we had a $0.5 million increase in professional fees primarily due to the VEN Bakken Acquisition (see Note 12).

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $46.1 million in the second quarter of 2019, compared to $22.6 million in the second quarter of 2018. Depletion expense, the largest component of DD&A, increased by $23.5 million in the second quarter of 2019 compared to the second quarter of 2018. The aggregate increase in depletion expense was driven by a 66% increase in production levels and a 23% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $14.43 per Boe in the second quarter of 2019 compared to $11.70 per Boe in the second quarter of 2018. The higher depletion rate per Boe was primarily driven by the impact of recent acquisitions. Depreciation, amortization and accretion was $0.2 million in both the second quarter of 2019 and 2018. The following table summarizes DD&A expense per Boe for the second quarter of 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Depletion	$14.43	$11.70	$2.73	23%
Depreciation, Amortization and Accretion	0.08	0.10	(0.02)	(20)%
Total DD&A Expense	$14.51	$11.80	$2.71	23%

Interest Expense

Interest expense, net of capitalized interest, was $17.8 million for the second quarter of 2019 compared to $22.4 million in the second quarter of 2018. The decrease in interest expense was primarily due to lower interest rates on our Revolving Credit Facility in place for the second quarter of 2019 compared to our term loan credit facility that was in place for the second quarter of 2018.

Debt Exchange Derivative Gain (Loss)

As a result of certain debt exchange agreements that were entered into during 2018 (see Note 10 to our condensed financial statements), we incurred debt exchange derivative liabilities during 2018. For the second quarter of 2019, we recorded a debt exchange derivative loss of $4.9 million due to a change in the fair value of these liabilities during the second quarter of 2019 (see Note 10 to our condensed financial statements). There was no debt exchange derivative gain (loss) in the second quarter of 2018, since the relevant agreements were not yet in place.

Contingent Consideration Gain (Loss)

        In connection with the W Energy Acquisition and the Pivotal Acquisition in 2018 (see Note 3 to our condensed financial statements), we incurred contingent consideration liabilities during 2018. During the second quarter of 2019, we recorded a contingent consideration loss of $24.8 million due to a change in the fair value of these liabilities (see Note 10 to our condensed financial statements). There was no contingent consideration gain (loss) in the second quarter of 2018, since the relevant agreements were not yet in place.

Income Tax Benefit

During the second quarter of 2019 and 2018, no income tax expense (benefit) was recorded on the income (loss) before income taxes, due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization. For further discussion of our valuation allowance, see Note 9 to our condensed financial statements.

We intend to continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of any portion of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

Results of Operations for the Six Months Ended June 30, 2019 and June 30, 2018

The following table sets forth selected operating data for the periods indicated.

	Six Months Ended June 30,
	2019	2018	% Change
Net Production:
Oil (Bbl)	5,103,745	2,980,390	71%
Natural Gas and NGLs (Mcf)	7,151,720	3,326,165	115%
Total (Boe)	6,295,698	3,534,751	78%

Net Sales (in thousands):
Oil Sales	$263,423	$180,180	46%
Natural Gas and NGL Sales	19,107	15,748	21%
Gain (Loss) on Settled Derivatives	17,280	(20,397)	(185)%
Loss on Mark-to-Market of Derivative Instruments	(120,311)	(42,077)	186%
Other Revenue	7	6	16%
Total Revenues	179,506	133,459	35%

Average Sales Prices:
Oil (per Bbl)	$51.65	$60.52	(15)%
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	3.39	(6.84)	(150)%
Oil Net of Settled Derivatives (per Bbl)	55.04	53.68	3%
Natural Gas and NGLs (per Mcf)	2.67	4.73	(44)%
Realized Price on a Boe Basis Including All Realized Derivative Settlements	47.65	49.71	(4)%

Operating Expenses (in thousands):
Production Expenses	$50,799	$27,037	88%
Production Taxes	26,553	18,054	47%
General and Administrative Expenses	11,300	4,918	130%
Depletion, Depreciation, Amortization and Accretion	91,225	41,227	121%

Costs and Expenses (per Boe):
Production Expenses	$8.07	$7.65	5%
Production Taxes	4.22	5.11	(17)%
General and Administrative Expenses	1.79	1.39	29%
Depletion, Depreciation, Amortization and Accretion	14.49	11.66	24%

Net Producing Wells at Period End	340.6	248.3	37%

Oil and Natural Gas Sales

In the first six months of 2019, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 44% as compared to the first six months of 2018, driven by a 78% increase in production, which was partially offset by a 19% decrease in realized prices, excluding the effect of settled derivatives. The lower average realized price in the first six months of 2019 as compared to the same period in 2018 was principally driven by lower average NYMEX oil and natural gas prices and a higher oil price differential. Oil price differential during the first six months of 2019 was $5.77 per barrel, as compared to $4.97 per barrel in the second quarter of 2018.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells.  During 2018, our substantial acquisition activities (see Note 3 to our condensed financial statements) combined with increased development activity and improved performance from enhanced completion techniques helped drive a 78% increase in production levels in the first six months of 2019 compared to the same period in 2018.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production. Our gain (loss) on derivative instruments, net, was a loss of $103.0 million in the first six months of 2019, compared to a loss of $62.5 million in the first six months of 2018. Gain (loss) on derivative instruments, net, is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period end.

For the first six months of 2019, we realized a gain on settled derivatives of $17.3 million, compared to a $20.4 million loss in the first six months of 2018. The increase in the gain on settled derivatives was primarily due to an increase in our average settlement price, and a decrease in the average NYMEX oil price, in the first six months of 2019 compared to the same period of 2018. During the first six months of 2019, our derivative settlements included 3.7 million barrels of oil at an average settlement price of $62.95 per barrel, while during the first six months of 2018 our derivative settlements included 1.7 million barrels of oil at an average settlement price of $53.26 per barrel. The average NYMEX oil price for the first six months of 2019 was $57.42 compared to $65.49 for the first six months of 2018. Our average realized price (including all cash derivative settlements) in the first six months of 2019 was $47.65 per Boe compared to $49.71 per Boe in the first six months of 2018. The gain (loss) on settled derivatives increased our average realized price per Boe by $2.74 in the first six months of 2019 and decreased our average realized price per Boe by $5.77 in the first six months of 2018.

Mark-to-market derivative gains and losses was a loss of $120.3 million in the first six months of 2019, compared to a loss of $42.1 million in the first six months of 2018. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Any gains on our derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2019, all of our derivative contracts are recorded at their fair value, which was a net asset of $57.4 million, a decrease of $120.3 million from the $177.7 million net asset recorded as of December 31, 2018. The decrease in the net asset at June 30, 2019 as compared to December 31, 2018 was primarily due to changes in forward oil prices relative to prices on our open oil derivative contracts since December 31, 2018.

Production Expenses

Production expenses were $50.8 million in the first six months of 2019, compared to $27.0 million in the first six months of 2018. On a per unit basis, production expenses increased from $7.65 per Boe in the first six months of 2018 to $8.07 per Boe in the first six months of 2019. On an absolute dollar basis, the increase in our production expenses in the first six months of 2019, as compared to the first six months of 2018, was primarily due to a 78% increase in production, as well as a 37% increase in the total number of net producing wells, as well as an increase in processing and saltwater disposal costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $26.6 million in the first six months of 2019 compared to $18.1 million in the first six months of 2018. The increase is due to higher production levels (partially offset by a decrease in realized prices), which increased our oil and natural gas sales in the first six months of 2019 as compared to the first six months of 2018. As a percentage of oil and natural gas sales, our production taxes were 9.4% and 9.2% in the first six months of 2019 and 2018, respectively. The increase in our production taxes as a percentage of oil and natural gas sales is due to a greater portion of our oil and natural gas sales consisting of oil sales.

General and Administrative Expenses

General and administrative expenses were $11.3 million in the first six months of 2019 compared to $4.9 million in the first six months of 2018. The increase was primarily due to a $4.9 million increase in compensation expense, partially due to a $1.2 million reversal of non-cash stock-based compensation in the first quarter of 2018 in connection with the resignation of a former officer. The remaining $3.7 million increase in compensation expense was due to the additions to our executive team that occurred late in the second quarter of 2018, and the timing of our 2018 and 2019 performance-based equity awards. In addition, we had a $0.7 million increase in professional fees primarily due to the VEN Bakken Acquisition (see Note 12).

Depletion, Depreciation, Amortization and Accretion

DD&A was $91.2 million in the first six months of 2019, compared to $41.2 million in the first six months of 2018. Depletion expense, the largest component of DD&A, increased by $50.0 million in the first six months of 2019 compared to the first six months of 2018. The aggregate increase in depletion expense was driven by a 78% increase in production levels and a 25% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $14.43 per Boe in the first six months of 2019 compared to $11.56 per Boe in the first six months of 2018. The higher depletion rate per Boe was primarily driven by the impact of recent acquisitions. Depreciation, amortization and accretion was $0.5 million and $0.4 million for the first six months of 2019 and 2018, respectively. The following table summarizes DD&A expense per Boe for the first six months of 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Depletion	$14.43	$11.56	$2.87	25%
Depreciation, Amortization and Accretion	0.07	0.10	(0.03)	(30)%
Total DD&A Expense	$14.50	$11.66	$2.84	24%

Interest Expense

Interest expense, net of capitalized interest, was $37.3 million for the first six months of 2019 compared to $45.5 million in the first six months of 2018. The decrease in interest expense was primarily due to lower interest rates on our Revolving Credit Facility in place for the first six months of 2019 compared to our term loan credit facility that was in place for the first six months of 2018.

Debt Exchange Derivative Gain (Loss)

As a result of certain debt exchange agreements that were entered into during 2018 (see Note 10 to our condensed financial statements), we incurred debt exchange derivative liabilities during 2018. For the first six months of 2019, we recorded a debt exchange derivative gain of $1.4 million due to a change in the fair value of these liabilities during the first six months of 2019 (see Note 10 to our condensed financial statements). There was no debt exchange derivative gain (loss) in the first six months of 2018, since the relevant agreements were not yet in place.

Contingent Consideration Gain (Loss)

        In connection with the W Energy Acquisition and the Pivotal Acquisition in 2018 (see Note 3 to our condensed financial statements), we incurred contingent consideration liabilities during 2018. During the first six months of 2019, we recorded a contingent consideration loss of $23.4 million due to changes in the fair value of these liabilities (see Note 10 to our condensed financial statements). There was no contingent consideration gain (loss) in the first six months of 2018, because the relevant agreements were not yet in place.

Income Tax Benefit

During the first six months of 2019 and 2018, no income tax expense (benefit) was recorded on the income (loss) before income taxes due to uncertainty regarding the realization of our deferred tax assets. For further discussion of our valuation allowance, see Note 9 to our condensed financial statements.

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

Non-GAAP Financial Measures

We define Adjusted Net Income (Loss) as net income (loss) excluding (i) (gain) loss on the mark-to-market of derivative instruments, net of tax, (ii) impairment of other current assets, net of tax, (iii) loss on the extinguishment of debt, net of tax, (iv) debt exchange derivative (gain) loss, net of tax, (v) contingent consideration (gain) loss, net of tax, and (vi) certain acquisition transaction costs, net of tax. Our Adjusted Net Income for the second quarter of 2019 was $45.5 million or $0.12 per diluted share, compared to $18.0 million or $0.09 per diluted share for the second quarter of 2018. Our Adjusted Net Income for the first six months of 2019 was $62.4 million or $0.16 per diluted share, compared to $29.4 million or $0.22 per diluted share for the first six months of 2018. For both periods, the increase in Adjusted Net Income is primarily due to significantly higher production volumes as a result of our acquisitions and organic growth and lower interest costs, which was partially offset by lower realized commodity prices (after the effect of settled derivatives) and increased per unit production expenses.

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization and accretion, (iv) impairment of other current assets, (v) non-cash stock-based compensation expense, (vi) loss on the extinguishment of debt, (vii) debt exchange derivative (gain) loss, (viii) contingent consideration (gain) loss, and (ix) (gain) loss on the mark-to-market of derivative instruments. Adjusted EBITDA for the second quarter of 2019 was $110.8 million, compared to Adjusted EBITDA of $70.5 million for the second quarter of 2018. Adjusted EBITDA for the first six months of 2019 was $215.6 million, compared to Adjusted EBITDA of $126.5 million for the first six months of 2018. In both periods, the increase in Adjusted EBITDA is primarily due to significantly higher production volumes as a result of our acquisitions and organic growth, which was partially offset by increased per unit production expenses and lower realized commodity prices (after the effect of settled derivatives).

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Net Income (Loss)	$44,399	$(96,547)	$(62,762)	$(93,582)
Add:
Impact of Selected Items:
(Gain) Loss on the Mark-to-Market of Derivative Instruments	(31,857)	29,936	120,311	42,077
Impairment of Other Current Assets	2,694	—	2,694	—
Loss on the Extinguishment of Debt	425	90,833	425	90,833
Debt Exchange Derivative (Gain) Loss	4,873	—	(1,413)	—
Contingent Consideration (Gain) Loss	24,763	—	23,371	—
Acquisition Transaction Costs	513	—	513	—
Selected Items, Before Income Taxes	1,411	120,769	145,901	132,910
Income Tax of Selected Items(1)	(346)	(6,180)	(20,696)	(9,912)
Selected Items, Net of Income Taxes	1,065	114,589	125,205	122,998

Adjusted Net Income	$45,465	$18,042	$62,443	$29,417

Weighted Average Shares Outstanding – Basic	378,368,462	196,140,610	374,927,630	131,039,552
Weighted Average Shares Outstanding – Diluted	378,724,511	196,413,013	375,736,820	131,248,726

Net Income (Loss) Per Common Share – Basic	$0.12	$(0.49)	$(0.17)	$(0.71)
Add:
Impact of Selected Items, Net of Income Taxes	—	0.58	0.33	0.93
Adjusted Net Income Per Common Share – Basic	$0.12	$0.09	$0.16	$0.22

Net Income (Loss) Per Common Share – Diluted	$0.12	$(0.49)	$(0.17)	$(0.71)
Add:
Impact of Selected Items, Net of Income Taxes	—	0.58	0.33	0.93
Adjusted Net Income Per Common Share – Diluted	$0.12	$0.09	$0.16	$0.22
______________

(1)For the three months ended June 30, 2019, this represents a tax impact using an estimated tax rate of 24.5%, which does not include an adjustment for a change in valuation allowance. For the six months ended June 30, 2019, this represents a tax impact using an estimated tax rate of 24.5%, and includes a $15.1 million adjustment for an increase in valuation allowance. For the three and six months ended June 30, 2018, this represents a tax impact using an estimated tax rate of 24.5%, which includes an adjustment of $23.4 million and $22.7 million, respectively, for a reduction in valuation allowance.

Reconciliation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net Income (Loss)	$44,399	$(96,547)	$(62,762)	$(93,582)
Add:
Interest Expense	17,778	22,403	37,327	45,510
Income Tax Provision (Benefit)	—	—	—	—
Depreciation, Depletion, Amortization and Accretion	46,091	22,596	91,225	41,227
Impairment of Other Current Assets	2,694	—	2,694	—
Non-Cash Stock-Based Compensation	1,643	1,324	4,394	438
Loss on the Extinguishment of Debt	425	90,833	425	90,833
Debt Exchange Derivative (Gain) Loss	4,873	—	(1,413)	—
Contingent Consideration (Gain) Loss	24,763	—	(23,371)	—
(Gain) Loss on the Mark-to-Market of Derivative Instruments	(31,857)	29,936	120,311	42,077
Adjusted EBITDA	$110,810	$70,546	$215,572	$126,504

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
As of June 30, 2019, we had (i) long-term debt consisting of $173.0 million of borrowings under our Revolving Credit Facility and $688.5 million aggregate principal amount of Second Lien Notes, and (ii) $254.8 million in liquidity, consisting of $252.0 million of borrowing base availability under our Revolving Credit Facility and $2.8 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 81% and 85% of our total production volumes in the second quarter of 2019 and 2018, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in the price of crude oil with respect to a portion of our expected oil production. In 2018, we hedged approximately 64% of our crude oil production and for the three months ended June 30, 2019, we hedged approximately 75% of our crude oil production. For a summary as of June 30, 2019, of our open commodity swap contracts for future periods, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

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

In April 2019, we entered into a purchase and sale agreement with VEN Bakken, LLC (“Seller”), pursuant to which we agreed to acquire certain oil and gas properties and interests. Seller is a wholly-owned subsidiary of Flywheel Bakken, LLC, a portfolio company of the Kayne Private Energy Income Funds. The transaction closed on July 1, 2019, subsequent to the end of the second quarter. Upon closing, we paid Seller $170.1 million in cash, 5,602,147 shares of common stock and $130.0 million in principal amount of a newly issued 6.0% Senior Unsecured Promissory Note due 2022.

Our increase in production and higher commodity prices have increased our cash flow from operations, which exceeded our cash spend for drilling and development activities by $58.2 million for the six months ended June 30, 2019, excluding cash paid for the acquisition of oil and natural gas properties. With higher production and the impact of recent acquisitions, we anticipate that we will continue to generate a cash flow surplus in future periods (excluding cash paid for any acquisitions).

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

At June 30, 2019, we had a working capital deficit of $99.7 million, compared to a deficit of $3.1 million at December 31, 2018. Current assets decreased by $95.3 million and current liabilities increased by $1.2 million at June 30, 2019, compared to December 31, 2018. The decrease in current assets is primarily due to a decrease in our derivative instruments of $83.3 million due to the change in fair value as a result of oil price projections. The change in current liabilities is due to a $38.3 million increase in our accounts payable primarily due to an increase in development activity and net wells, which was partially offset by a $21.1 million decrease in contingent consideration liabilities in connection with our Pivotal and W Energy Acquisitions (see Note 3 to our condensed financial statements), and a reduction in the debt exchange derivative liabilities of $15.4 million (see Note 10 to our condensed financial statements).

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts. Our cash flows from operations also are impacted by changes in working capital. Any payments due to counterparties under our derivative contracts are generally funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. As of June 30, 2019, we had entered into derivative swap contracts hedging 4.2 million barrels of oil for the remainder of 2019 at an average price of $62.96 per barrel, 7.8 million barrels of oil in 2020 at an average price of $59.31 per barrel, 2.9 million barrels of oil in 2021 at an average price of $57.96 per barrel, 0.5 million barrels of oil in 2022 at an average price of $55.06 per barrel.

Our cash flows for the six months ended June 30, 2019 and 2018 are presented below:

	Six Months Ended June 30,
	2019	2018
	(in thousands, unaudited)
Net Cash Provided by Operating Activities	$198,300	$63,617
Net Cash Used for Investing Activities	(191,141)	(159,679)
Net Cash (Used for) Provided by Financing Activities	(6,723)	194,804
Net Change in Cash	$436	$98,741

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2019 was $198.3 million, compared to $63.6 million in the same period of the prior year. This increase was due to higher production levels and lower interest costs partially offset by lower realized prices (including the effect of settled derivatives). Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital (as reflected in our statements of cash flows) in the six months ended June 30, 2019 was an increase of $17.2 million compared to a decrease of $20.2 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2019 and 2018 were $191.1 million and $159.7 million, respectively. The increase in cash used in investing activities for the first six months of 2019 as compared to the same period of 2018 was attributable to higher development spending and acquisitions. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $151.1 million and $80.1 million at June 30, 2019 and 2018, respectively, as a result of increased activity in the Williston Basin.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the six months ended June 30, 2019, our capitalized costs incurred for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $180.7 million, while the actual cash spend in this regard amounted to $159.5 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the six months ended June 30, 2019 and 2018 are summarized in the following table:

	Six Months Ended June 30,
	2019	2018
	(in millions, unaudited)
Drilling and Development Capital Expenditures	$139.6	$110.4
Acquisition of Oil and Natural Gas Properties	19.4	49.0
Other Capital Expenditures	0.5	0.3
Total	$159.5	$159.7

Cash Flows from Financing Activities

Net cash used for financing activities was $6.7 million during the six months ended June 30, 2019, compared to cash provided by financing activities of $194.8 million during the six months ended June 30, 2018. For the six months ended June 30, 2019, cash used for financing activities was primarily related to $15.1 million of common stock repurchases, $10.5 million in repurchases of Second Lien Notes and $13.4 million for settlements related to our contingent consideration and debt exchange derivative liabilities, which were partially offset by $33.0 million of net borrowings under the Revolving Credit Facility. For the six months ended June 30, 2018, cash provided by financing activities was primarily related to the issuance of common stock of $141.7 million and borrowings under our prior term loan credit agreement of $60.0 million.

Revolving Credit Facility

In October 2018, we entered into a $750.0 million Revolving Credit Facility with Royal Bank of Canada, as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of June 30, 2019, the Revolving Credit Facility had a borrowing base of $425.0 million and we had $173.0 million in borrowings outstanding under the facility, leaving $252.0 million in available borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Second Lien Notes due 2023

As of June 30, 2019, we had $688.5 million in outstanding principal amount of our 8.500% senior secured second lien notes due 2023. See Note 4 to our condensed financial statements for further details regarding the Second Lien Notes.

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

The following table summarizes our open commodity swap contracts as of June 30, 2019, by fiscal quarter.

Settlement Period	Oil (Barrels)	Weighted Average Price ($)
Swaps-Crude Oil
2019:
Q3	2,057,480	$62.93
Q4	2,106,800	63.00
2020:
Q1	2,006,550	$60.10
Q2	2,029,300	59.26
Q3	1,982,600	59.19
Q4	1,829,880	58.65
2021:
Q1	1,109,700	$58.52
Q2	1,014,650	59.43
Q3	391,000	55.25
Q4	391,000	55.25
2022:
Q1	225,000	$55.03
Q2	91,000	55.08
Q3	92,000	55.08
Q4	92,000	55.08

In addition to the open commodity price swap contracts we have entered into basis swap contracts. Basis swaps fix the price differential between a published index price and the applicable local index price under which our production is sold. The following table reflects open commodity basis swap contracts as of June 30, 2019.

Settlement Period	Total Volumes (Bbls)	Weighted Average Differential ($/Bbl)
07/01/19 – 12/31/19	1,840,000	$(2.41)

Interest Rate Risk

Our long-term debt as of June 30, 2019 is comprised of borrowings that contain fixed and floating interest rates.  The Senior Secured Notes bear cash interest at an annual fixed rate of 8.5%, plus potential payment-in-kind (“PIK”) interest at an annual fixed rate (if owed) of 1.0%. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at the base rate or LIBOR, plus an applicable margin. The base rate is a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 75 to 175 basis points, and the applicable margin for LIBOR loans ranges from 175 to 275 basis points, in each case depending on the percentage of the borrowing base utilized. Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December. All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at June 30, 2019 would cost us approximately $1.7 million in additional annual interest expense.

Other Market Risk

Contingent Consideration

As a result of both the W Energy Acquisition and the Pivotal Acquisition, both described in Note 3 to our condensed financial statements, we incurred liabilities related to the contingent consideration potentially payable by us. The amount of contingent consideration we are required to pay after June 30, 2019 is dependent on the average daily volume-weighted average price of our common stock for each month from July-October 2019 compared to specified monthly benchmarks in each applicable agreement.

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

The aggregate fair value of these remaining liabilities was $37.0 million as of June 30, 2019. The liability is highly sensitive to the price of our common stock at each valuation date.

See Note 3 and Note 10 to our condensed financial statements for additional information regarding these contingent consideration liabilities.

Debt Exchange Derivatives

During 2018, we entered into certain exchange agreements with holders of our previously outstanding Unsecured Notes. As a result of certain of these exchange agreements, we incurred liabilities related to future consideration potentially payable by us. The amount of consideration we are required to pay after June 30, 2019 is dependent on the trading price of our common stock over specified measurement periods compared to specified benchmarks, as specified in each applicable exchange agreement.

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

The aggregate fair value of these remaining liabilities was $2.8 million as of June 30, 2019. The liability is highly sensitive to the price of our common stock at each valuation date.

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

As of June 30, 2019, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
April 1, 2019 to April 30, 2019	9,440	$2.74	—	$ 68.1 million
Month #2
May 1, 2019 to May 31, 2019	—	—	—	68.1 million
Month #3
June 1, 2019 to June 30, 2019	—	—	—	68.1 million
Total	9,440	$2.74	—	$ 68.1 million

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

Exhibit No.	Description	Reference
2.1	Purchase and Sale Agreement, dated April 18, 2019, by and between Northern Oil and Gas, Inc. and VEN Bakken, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2019
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc. dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018
10.1	Third Amendment to the Amended and Restated Credit Agreement, dated April 18, 2019, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2019
10.2	Senior Unsecured Promissory Note, dated July 1, 2019, by and among Northern Oil and Gas, Inc. and VEN Bakken, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2019
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	August 2, 2019	By:	/s/ Brandon Elliott
Brandon Elliott, Chief Executive Officer and principal executive officer (on behalf of Registrant)

Date:	August 2, 2019	By:	/s/ Chad Allen
Chad Allen, Chief Accounting Officer and principal accounting officer