Form 10-Q
period 2019-09-30
NORTHERN OIL & GAS, INC.
filed 2019-11-12
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 8, 2019, there were 405,787,759 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

September 30, 2019

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS

(In thousands, except par value and share data)	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$1,901	$2,358
Accounts Receivable, Net	103,226	96,353
Advances to Operators	1,314	268
Prepaid Expenses and Other	2,717	12,360
Derivative Instruments	62,531	115,870
Income Tax Receivable	420	1,205
Total Current Assets	172,110	228,415

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	4,043,897	3,431,428
Unproved	11,145	4,307
Other Property and Equipment	1,999	998
Total Property and Equipment	4,057,041	3,436,732
Less – Accumulated Depreciation, Depletion and Impairment	(2,380,086)	(2,233,987)
Total Property and Equipment, Net	1,676,955	1,202,745

Derivative Instruments	42,682	61,843
Deferred Income Taxes	420	420
Other Noncurrent Assets, Net	9,842	10,223

Total Assets	$1,902,009	$1,503,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$112,698	$55,015
Accrued Liabilities	90,114	83,237
Accrued Interest	17,567	16,468
Debt Exchange Derivative	—	18,183
Contingent Consideration	10,058	58,069
Other Current Liabilities	387	555
Total Current Liabilities	230,824	231,526

Long-term Debt, Net	1,140,072	830,203
Asset Retirement Obligations	16,582	11,946
Other Noncurrent Liabilities	417	105

TOTAL LIABILITIES	$1,387,894	$1,073,780

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Preferred Stock, Par Value $.001; 5,000,000 Authorized, No Shares Outstanding	—	—

Common Stock, Par Value $.001; 675,000,000 Shares Authorized; 404,346,470 Shares Outstanding at 9/30/2019 378,333,070 Shares Outstanding at 12/31/2018	404	378
Additional Paid-In Capital	1,278,976	1,226,371
Retained Deficit	(765,266)	(796,884)
Total Stockholders’ Equity	514,114	429,865
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,902,009	$1,503,645

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
REVENUES
Oil and Gas Sales	$157,989	$145,416	$440,519	$341,343
Gain (Loss) on Derivative Instruments, Net	75,892	(43,148)	(27,139)	(105,622)
Other Revenue	3	2	10	5
Total Revenues	233,883	102,269	413,389	235,729

OPERATING EXPENSES
Production Expenses	32,347	18,161	83,146	45,198
Production Taxes	15,391	13,579	41,944	31,633
General and Administrative Expense	4,206	4,674	15,506	9,593
Depletion, Depreciation, Amortization and Accretion	55,566	30,258	146,791	71,485
Impairment of Other Current Assets	5,275	—	7,969	—
Total Operating Expenses	112,784	66,673	295,355	157,909

INCOME FROM OPERATIONS	121,100	35,597	118,034	77,820

OTHER INCOME (EXPENSE)
Interest Expense, Net of Capitalization	(21,510)	(20,438)	(58,836)	(65,948)
Loss on the Extinguishment of Debt	—	(9,542)	(425)	(100,375)
Debt Exchange Derivative Gain/(Loss)	(23)	13,063	1,390	13,063
Contingent Consideration Loss	(5,262)	—	(28,633)	—
Other Income (Expense)	75	299	88	838
Total Other Income (Expense)	(26,719)	(16,618)	(86,416)	(152,423)

INCOME (LOSS) BEFORE INCOME TAXES	94,381	18,979	31,619	(74,603)

INCOME TAX PROVISION (BENEFIT)	—	—	—	—

NET INCOME (LOSS)	$94,381	$18,979	$31,619	$(74,603)

Net Income (Loss) Per Common Share – Basic	$0.24	$0.06	$0.08	$(0.40)
Net Income (Loss) Per Common Share – Diluted	$0.24	$0.06	$0.08	$(0.40)
Weighted Average Shares Outstanding – Basic	396,044,887	300,517,497	382,044,068	188,152,998
Weighted Average Shares Outstanding – Diluted	396,530,767	301,755,419	382,744,304	188,152,998
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$31,619	$(74,603)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	146,791	71,485
Amortization of Debt Issuance Costs	3,948	3,772
Loss on Extinguishment of Debt	425	100,375
Amortization of Bond (Premium) Discount on Long-term Debt	(2,165)	198
Unrealized Loss of Derivative Instruments	62,806	72,303
Gain on Debt Exchange Derivative	(1,390)	(13,063)
Loss on Contingent Consideration	28,633	—
PIK Interest on Second Lien Notes	1,742	—
Stock-Based Compensation Expense	4,280	2,092
Impairment of Other Current Assets	7,969	—
Other	(41)	(112)
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(6,589)	(43,341)
Prepaid and Other Expenses	1,674	(3,216)
Accounts Payable	1,058	4,349
Accrued Interest	2,813	6,128
Accrued Liabilities	6,916	48
Payment of Contingent Consideration	(21,164)	—
Net Cash Provided by Operating Activities	269,323	126,416

CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and Development Capital Expenditures	(206,306)	(164,584)
Acquisition of Oil and Natural Gas Properties	(210,642)	(125,487)
Acquisition Deposit	—	(20,000)
Proceeds from Sale of Oil and Natural Gas Properties	—	22
Proceeds from Sale of Other Property and Equipment	—	46
Purchases of Other Property and Equipment	(1,001)	(87)
Net Cash Used for Investing Activities	(417,948)	(310,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	313,000	—
Repayments on Revolving Credit Facility	(126,000)	—
Borrowings on Term Loan Credit Agreement	—	60,000
Repurchases of Second Lien Notes	(10,488)	—
Debt Issuance Costs Paid	(328)	(6,838)
Debt Exchange Derivative Settlements	(1,044)	—
Contingent Consideration Settlements	(11,278)	—
Issuance of Common Stock	—	141,710
Repurchases of Common Stock	(15,108)	—
Restricted Stock Surrenders - Tax Obligations	(584)	(415)
Net Cash Provided by Financing Activities	148,169	194,457

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(456)	10,783

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2,358	102,183

CASH AND CASH EQUIVALENTS – END OF PERIOD	1,901	112,966
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
(In thousands, except share data)	Shares	Amount	Capital	Deficit	Equity
December 31, 2018	378,333,070	$378	$1,226,371	$(796,884)	$429,865
Issuance of Common Stock	3,160,200	3	—	—	3
Restricted Stock Forfeitures	(4,802)	—	—	—	—
Stock-Based Compensation	—	—	2,832	—	2,832
Restricted Stock Surrenders - Tax Obligations	(220,531)	—	(558)	—	(558)
Repurchases of Common Stock	(5,635,003)	(6)	(15,102)	—	(15,108)
Contingent Consideration Settlements	1,167,544	1	2,886	—	2,887
Net Loss	—	—	—	(107,162)	(107,162)
March 31, 2019	376,800,478	$377	$1,216,429	$(904,046)	$312,760
Issuance of Common Stock	9,000	—	—	—	—
Restricted Stock Forfeitures	(402,033)	—	—	—	—
Stock-Based Compensation	—	—	1,750	—	1,750
Restricted Stock Surrenders - Tax Obligations	(9,440)	—	(26)	—	(26)
Debt Exchange Agreements	5,249,879	5	12,186	—	12,192
Contingent Consideration Settlements	7,788,107	8	18,567	—	18,575
Net Income	—	—	—	44,399	44,399
June 30, 2019	389,435,991	$389	$1,248,906	$(859,647)	$389,649
Restricted Stock Forfeitures	(45,600)	—	—	—	—
Stock-Based Compensation	—	—	(8)	—	(8)
Debt Exchange Agreements	1,985,530	2	3,541	—	3,543
Acquisition of Oil and Natural Gas Properties	5,602,147	6	11,703	—	11,708
Contingent Consideration Settlements	7,368,402	7	14,833	—	14,841
Net Income	—	—	—	94,381	94,381
September 30, 2019	404,346,470	404	1,278,976	(765,266)	514,114

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
(In thousands, except share data)	Shares	Amount	Capital	Deficit	Equity (Deficit)
December 31, 2017	66,791,633	$67	$449,666	$(940,574)	$(490,841)
Issuance of Common Stock	127,999	—	—	—	—
Restricted Stock Forfeitures	(892,086)	(1)	—	—	(1)
Stock-Based Compensation	—	—	(712)	—	(712)
Restricted Stock Surrenders - Tax Obligations	(89,601)	—	(188)	—	(188)
Net Income	—	—	—	2,965	2,965
March 31, 2018	65,937,945	$66	$448,766	$(937,609)	$(488,776)
Issuance of Common Stock	3,025,303	3	—	—	3
Stock-Based Compensation	—	—	1,397	—	1,397
Restricted Stock Surrenders - Tax Obligations	(63,820)	—	(161)	—	(161)
Equity Offerings	96,926,019	97	141,613	—	141,710
Debt Exchange Agreements	121,774,822	122	279,192	—	279,314
Acquisition of Oil and Natural Gas Properties	6,000,000	6	15,234	—	15,240
Net Loss	—	—	—	(96,547)	(96,547)
June 30, 2018	293,600,269	$294	$886,041	$(1,034,155)	$(147,820)
Issuance of Common Stock	42,000	—	—	—	—
Restricted Stock Forfeitures	(18,000)	—	—	—	—
Stock-Based Compensation	—	—	1,655	—	1,655
Restricted Stock Surrenders - Tax Obligations	(19,338)	—	(66)	—	(66)
Equity Offerings	—	—	—	—	—
Debt Exchange Agreements	14,288,977	14	48,171	—	48,185
Acquisition of Oil and Natural Gas Properties	26,253,578	26	90,251	—	90,277
Net Exercise of Stock Options	62,500	—	—	—	—
Net Income	—	—	—	18,979	18,979
September 30, 2018	334,209,986	334	1,026,053	(1,015,177)	11,210

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

For the nine months ended September 30, 2019, crude oil accounted for 81% of the Company’s total production and 94% of its oil and gas sales.

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

Correction of Presentation

Subsequent to the issuance of the Company’s condensed financial statements as of and for the period ended September 30, 2018, the Company identified an immaterial error in the supplemental footnote disclosure of non-cash investing activities in which a “Change in Prepaid Expenses and Other” was improperly included in the amount of $12.4 million. Accordingly, within the “Supplemental Cash Flow Information” section included in this Note 2 below, the Company has removed the line item previously reported as the amount of “Change in Prepaid Expenses and Other.” The error did not impact the Statement of Cash Flows.

Adopted and Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. FASB subsequently issued various ASUs which provided additional implementation guidance, and these ASUs collectively make up FASB ASC Topic 842 – Leases (“ASC 842”). ASC 842 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The standard permits retrospective application through recognition of a cumulative-effect adjustment at the beginning of either the earliest reporting period presented or the period of adoption. ASC 842 does not apply to leases used in the exploration or use of minerals, oil, natural gas, or other similar non-regenerative resources. The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective method as of the adoption date. The Company has completed the assessment of its existing accounting policies and enhancement of its internal controls. The standard did not have a material impact on the Company’s condensed balance sheets, statement of operations or cash flows.

In June 2016 FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost. The standard is effective for interim and annual periods beginning after December 15, 2019 and shall be applied using a modified retrospective approach resulting in a cumulative effect adjustment to retained earnings upon adoption. The Company continues to evaluate the new standard and is unable to estimate its financial statement impact at this time; however, the impact is not expected to be material.

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

The Company does not disclose the value of unsatisfied performance obligations under its contracts with customers as it applies the practical exemption in accordance with ASC 606. The exemption, as described in ASC 606-10-50-14(a), applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three and nine months ended September 30, 2019 and 2018, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two revenue sources, which are oil sales and natural gas and NGL sales, and the Company only operates in one geographic area, the Williston Basin in the United States, primarily in North Dakota and Montana. Oil sales for the three months ended September 30, 2019 and 2018 were $152.8 million and $135.0 million, respectively. Natural gas and NGL sales for the three months ended September 30, 2019 and 2018 were $5.2 million and $10.4 million, respectively. Oil sales for the nine months ended September 30, 2019 and 2018 were $416.3 million and $315.2 million, respectively. Natural gas and NGL sales for the nine months ended September 30, 2019 and 2018 were $24.3 million and $26.2 million, respectively.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Net Income (Loss)	$94,381	$18,979	$31,619	$(74,603)
Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	396,044,887	300,517,497	382,044,068	188,152,998
Plus: Potentially Dilutive Common Shares Including Stock Options and Restricted Stock	485,880	1,237,922	700,236	—
Weighted Average Common Shares Outstanding – Diluted	396,530,767	301,755,419	382,744,304	188,152,998

Net Income (Loss) per Common Share:
Basic	$0.24	$0.06	$0.08	$(0.40)
Diluted	$0.24	$0.06	$0.08	$(0.40)

Shares underlying Restricted Stock Awards and Stock Options Excluded from EPS Due to Anti-Dilutive Effect	88,209	—	40,330	617,429

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Supplemental Cash Items:
Cash Paid During the Period for Interest	$52,916	$55,849

Non-cash Operating Activities:
Contingent Consideration Settlements in excess of acquisition-date liabilities	18,480	—

Non-cash Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	178,772	108,216
Capitalized Asset Retirement Obligations	3,703	1,644
Compensation Capitalized on Oil and Gas Properties	296	250
Issuance of Common Stock - Acquisitions of Oil and Natural Gas Properties	11,708	105,517
Issuance of VEN Bakken Note	128,660	—

Non-cash Financing Activities:
Exchange transactions - non-cash securities issued:
Issuance of 8.50% Second Lien Notes due 2023	—	344,279
Issuance of Common Stock - fair value at issuance date	—	326,783
Debt Exchange Derivative Liability - fair value at issuance date	—	19,354
Issuance of 8.50% Second Lien Notes due 2023 - PIK Interest	3,480	—
Debt Exchange Derivative Liability Settlements	15,735	—
Contingent Consideration Settlements	17,822	—
Exchange Transactions - non-cash securities exchanged:
8.00% Unsecured Senior Notes due 2020 - carrying value	—	(590,041)

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The Company did not have any ceiling test impairment for the three and nine months ended September 30, 2019 and 2018, respectively.

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

2019 Acquisitions

Not including the VEN Bakken Acquisition described below, the Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $19.1 million and $36.3 million during the three and nine months ended September 30, 2019, respectively. These amounts include $9.2 million and $11.3 million, respectively, of development costs that occurred prior to the closings of the acquisitions.

VEN Bakken Acquisition

On July 1, 2019, the Company completed its acquisition (the “VEN Bakken Acquisition”) of certain oil and gas properties and interests from VEN Bakken, LLC (“VEN Bakken”), effective as of July 1, 2019. VEN Bakken is a wholly-owned subsidiary of Flywheel Bakken, LLC. At closing the acquired assets consisted of approximately 90.1 net producing wells and 3.3 net wells in process, as well as approximately 18,000 net acres substantially all in North Dakota. The Company also assumed certain crude oil derivative contracts from VEN Bakken as part of the acquisition. The VEN Bakken Acquisition was completed pursuant to the purchase and sale agreement between the Company and VEN Bakken, dated as of April 18, 2019.

The total estimated consideration paid by the Company was $312.4 million, consisting of (i) $172.1 million in cash, (ii) 5,602,147 shares of Company common stock valued at $11.7 million, based on the $2.09 per share closing price of Company common stock on the closing date of the acquisition and (iii) $128.7 million of value attributable to a 6.0% unsecured promissory note due July 1, 2022 issued by the Company to VEN Bakken in the aggregate principal amount of $130.0 million (the “Unsecured VEN Bakken Note”). The results of operations from the July 1, 2019 closing date through September 30, 2019, represented approximately $26.1 million of revenue and $10.0 million of income from operations. The Company incurred $1.8 million of transactions costs in connection with the acquisition, which are included in general and administrative expense in the condensed statement of operations. The following table reflects the preliminary fair values of the net assets and liabilities as of the date of acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$322,128
Asset retirement cost	2,680
Total assets acquired	324,808
Asset retirement obligations	(2,680)
Derivative instruments	(9,694)
Net assets acquired	$312,434

Fair value of consideration paid for net assets:
Cash consideration	$172,066
Issuance of common stock (5.6 million shares at $2.09 per share)	11,708
Unsecured VEN Bakken Note	128,660
Total fair value of consideration transferred	$312,434

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

Pro Forma Information

The following summarized unaudited pro forma condensed statement of operations information for the three and nine months ended September 30, 2018, and for the nine months ended September 30, 2019, assumes that the VEN Bakken Acquisition, the W Energy Acquisition and the Pivotal Acquisition each occurred as of January 1, 2018. There is no pro forma information included for the three months ended September 30, 2019, because the Company’s actual financial results for such period fully reflect these acquisitions. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed all of these acquisitions as of January 1, 2018, or that would be attained in the future.

	Nine Months Ended	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2018
Revenues	$441,716	$176,312	$436,727
Net Income (Loss)	11,564	34,725	(41,221)

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

Capitalized costs associated with impaired unproved properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. For the three months ended September 30, 2019 and 2018, the Company expired leases of $0.8 million and $3.1 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company expired leases of $2.5 million and $8.1 million, respectively.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	September 30, 2019
(In thousands)	Principal Balance	Unamortized Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Second Lien Notes due 2023	$688,491	$10,814	$(14,817)	$684,488
Revolving Credit Facility(1)	327,000	—	—	327,000
Unsecured VEN Bakken Note	130,000	(1,256)	(160)	128,584
Total	$1,145,491	$9,558	$(14,977)	$1,140,072

	December 31, 2018
	Principal Balance	Unamortized Premium	Debt Issuance Costs, Net	Long-term Debt, Net
Second Lien Notes due 2023	$695,140	$13,237	$(18,173)	$690,203
Revolving Credit Facility(1)	140,000	—	—	140,000
Total	$835,140	$13,237	$(18,173)	$830,203
________________
(1)Debt issuance costs related to the Company’s revolving credit facility of $4.4 million and $5.1 million as of September 30, 2019 and December 31, 2018, respectively, are recorded in “Other Noncurrent Assets, Net” on the balance sheets.

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

The revolving credit agreement is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. The borrowing base as of September 30, 2019 was $425.0 million, which is the maximum amount of borrowings that the indenture for the Second Lien Notes permits the Company to have outstanding under the Revolving Credit Facility. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The April 1st scheduled redetermination shall be based on a January 1st engineering report audited by a 3rd party (reasonably acceptable by the Agent).

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

The revolving credit agreement contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the revolving credit agreement requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the revolving credit agreement) shall be no more than 4.00 to 1.00, measured on a pro forma rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under ASC 815 and current maturities under the Revolving Credit Facility, the Second Lien Notes and the Unsecured VEN Bakken Note) is not permitted to be less than 1.00. See Note 12 below regarding recent amendments to the foregoing covenants.

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

Second Lien Notes due 2023

On May 15, 2018, the Company issued 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”) with an aggregate principal amount of $344.3 million (the “Original 2L Notes”) in exchange for certain previously outstanding 8.000% senior unsecured notes due June 1, 2020 (the “Unsecured Notes”). On October 5, 2018, the Company issued an additional $350.0 million aggregate principal amount of Second Lien Notes (the “Additional 2L Notes”), the proceeds of which were used in connection with the retirement of the Company’s prior term loan credit agreement. In addition, as of and through September 30, 2019, the Company had issued another $4.3 million of additional aggregate principal amount of Second Lien Notes pursuant to the interest payment-in-kind provisions thereof.

During the nine months ended September 30, 2019, the Company repurchased and retired $10.1 million in aggregate principal amount of Second Lien Notes.

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

The Second Lien Notes are the senior secured obligations of the Company and rank equal in right of payment to all existing and future senior indebtedness of the Company and its subsidiaries. The Second Lien Notes are secured by second priority security interests in substantially all assets of the Company, subject to certain exceptions. The Second Lien Notes will be guaranteed by all of the Company’s direct and indirect subsidiaries that guarantee indebtedness under any other indebtedness for borrowed money of the Company or any of the Company’s subsidiary guarantors. As of September 30, 2019, the Company did not have any subsidiaries. The Second Lien Notes will mature on May 15, 2023.

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

Unsecured VEN Bakken Note

On July 1, 2019, in connection with the completion of the VEN Bakken Acquisition, the Company issued the Unsecured VEN Bakken Note in the original principal amount of $130.0 million. Fifty percent (50%) of the original principal amount of the Unsecured VEN Bakken Note is required to be repaid by the Company on or before January 1, 2021, and the remaining unpaid principal amount is required to be repaid by the Company on or before July 1, 2022, in each case together with all accrued but unpaid interest thereon. Interest, at a rate of 6.0% per annum, is due quarterly in arrears on the first day of each calendar quarter, commencing on October 1, 2019. The Unsecured VEN Bakken Note does not include any financial maintenance covenants and is unsecured.

The obligations of the Company under the Unsecured VEN Bakken Note may be accelerated, subject to certain grace and cure periods, upon the occurrence of an event of default. Events of default include customary events, including, without limitation, payment defaults, the inaccuracy of representations and warranties, defaults in the performance of certain affirmative or negative covenants, defaults on other indebtedness of the Company, and bankruptcy or insolvency related defaults. The Unsecured VEN Bakken Note contains negative covenants that limit the Company’s ability, among other things, to pay dividends, repurchase equity, incur additional indebtedness, sell assets, terminate or unwind certain derivatives contracts, change the nature of its business or operations and merge or consolidate. In addition, the Unsecured VEN Bakken Note is subject to a mandatory prepayment offer in connection with a change of control.

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

Common Stock

The following is a schedule of changes in the number of shares of common stock outstanding during the nine months ended September 30, 2019 and the year ended December 31, 2018:

(In thousands)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Beginning Balance	378,333	66,792
Repurchases of Common Stock	(5,635)	(7,360)
Stock Options Exercised - Net	—	63
Restricted Stock Grants	3,169	3,295
Debt Exchanges	7,235	136,064
Equity Offerings	—	96,926
Stock Consideration for Acquisitions of Oil and Natural Gas Properties	5,602	83,731
Contingent Consideration Settlements	16,324	—
Other Surrenders - Tax Obligations	(230)	(267)
Other Forfeitures	(452)	(911)
Ending Balance	404,346	378,333

2019 Activity

During the nine months ended September 30, 2019, 0.2 million shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $0.6 million, which is based on the market prices on the dates the shares were surrendered.

During the nine months ended September 30, 2019, the Company issued 5.6 million shares of common stock as consideration for the VEN Bakken Acquisition (see Note 3).

During the nine months ended September 30, 2019, the Company elected to issue 8.8 million shares of common stock to satisfy contingent consideration owed in connection with the Pivotal Acquisition (see Note 3).

During the nine months ended September 30, 2019, the Company elected to issue 7.6 million shares of common stock to satisfy contingent consideration owed in connection with the W Energy Acquisition (see Note 3).

During the nine months ended September 30, 2019, the Company elected to issue 7.2 million shares of common stock to satisfy obligations owed in connection with the debt exchange derivative liabilities (see Note 10).

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the nine months ended September 30, 2019, the Company repurchased 5.6 million shares of its common stock under the stock repurchase program at a total cost of $16.3 million, of which $1.2 million was recorded as a settlement of contingent consideration liabilities. During the three months ended September 30, 2019 and the three and nine months ended September 30, 2018, the Company did not repurchase shares of its common stock under the stock repurchase program. The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

NOTE 6     STOCK-BASED COMPENSATION

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”), which replaced the Company’s prior 2013 Incentive Plan (the “2013 Plan”), authorized 15,000,000 shares for grant under the 2018 Plan, plus the 769,775 shares remaining available for future grants under the 2013 Plan on the date the stockholders approved the 2018 Plan. No future awards will be made under the 2013 Plan. The 2013 Plan continues to govern awards that were made thereunder, which remain in effect pursuant to their terms. As of September 30, 2019, there were 12,953,010 shares available for future awards under the 2018 Plan.

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

During 2019, RSAs subject to service, market, and performance-based vesting conditions were granted to employees and executive officers under the 2018 Plan. Vesting of these awards is contingent on the Company’s debt-adjusted cash flow per share as compared to specified targets. The weighted average grant date fair value of these service, performance, and market-based RSAs was $0.98 per share. Also during 2019, RSAs subject to service and market-based vesting conditions were granted to employees, executive officers, and directors under the 2018 Plan. Vesting of these awards is contingent on the Company’s stock price performance relative to specified targets. The weighted average grant date fair value of these service and market-based RSAs was $1.82 per share.

The following table reflects the outstanding RSAs and activity related thereto for the nine months ended September 30, 2019:

	Service-based Awards		Service and Performance-based Awards		Service and Market-based Awards		Service, Performance, and Market-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2018	632,759	$2.72	1,018,500	$2.70	1,176,600	$1.67	—	$—
Shares granted	847,200	2.71	—	—	1,254,000	1.82	1,068,000	0.98
Shares forfeited	(32,402)	2.76	(4,000)	2.70	(416,033)	1.68	—	—
Shares vested	(896,221)	2.82	(639,500)	2.70	(264,203)	1.67	—	—
Outstanding at September 30, 2019	551,336	$2.56	375,000	$2.70	1,750,364	$1.78	1,068,000	$0.98

At September 30, 2019, there was $3.1 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 0.6 years. For the nine months ended September 30, 2019 and 2018, the total fair value of the Company’s restricted stock awards vested was $3.9 million and $3.1 million, respectively.

The following has been recorded to stock-based compensation expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Restricted stock award compensation	$(8)	$1,655	$4,577	$2,342
Less amounts capitalized in oil and natural gas properties	(106)	(142)	(296)	(250)
Total stock-based compensation, net	$(114)	$1,513	$4,280	$2,092

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

The Company’s interests in certain crude oil and natural gas leases from the State of North Dakota are subject to an ongoing dispute over the ownership of minerals underlying the bed of the Missouri River within the boundaries of the Fort Berthold Reservation.  The ongoing dispute is between the State of North Dakota and three affiliated tribes, both of whom have purported to lease mineral rights in tracts of riverbed within the reservation boundaries. In the event the ongoing dispute results in a final judgment that is adverse to the Company’s interests, the Company would be required to reverse approximately $4.8 million in revenue (net of accrued taxes) that has been accrued since the first quarter of 2013 based on the Company’s purported interest in the crude oil and natural gas leases at issue. Due to the long-term nature of this title dispute, the $4.8 million in accounts receivable is included in “Other Noncurrent Assets, Net” on the condensed balance sheets. The Company fully maintains the validity of its interests in the crude oil and natural gas leases.

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

The income tax provision (benefit) for the three and nine months ended September 30, 2019 and 2018 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Current Income Tax Provision (Benefit)	$—	$—	$—	$—
Deferred Income Tax Provision (Benefit)
Federal	19,328	3,812	6,431	(14,748)
State	4,248	840	1,420	(3,251)
Valuation Allowance	(23,576)	(4,652)	(7,851)	17,999
Total Income Tax Provision (Benefit)	$—	$—	$—	$—

Income tax provision (benefit) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any unusual or infrequently occurring items that are recorded in the interim period.  The provision for the three and nine months ended September 30, 2019, differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to income before income taxes.  The lower effective tax rate in 2019 and 2018 relates to the valuation allowance placed on the net deferred tax assets, in addition to state income taxes and estimated permanent differences.

A valuation allowance is established to reduce deferred tax assets if it is determined that it is more likely than not that the related tax benefit will not be realized.  On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.  During 2019, in evaluating whether it was more likely than not that the Company’s net deferred tax assets were realized through future net income, management considered all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies.  Based on all the evidence available, management determined it was more likely than not that the net deferred tax assets, other than the deferred tax asset related to the Company’s alternative minimum tax credit, were not realizable, therefore a valuation allowance of $115.9 million was recorded at September 30, 2019.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any interest or penalties in its condensed statements of operations, nor did it have any interest or penalties accrued in its condensed balance sheets at September 30, 2019 and 2018 relating to unrecognized benefits.

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

	Fair Value Measurements at September 30, 2019 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil price and basis swaps)	$—	$62,531	$—
Commodity Derivatives – Noncurrent Asset (crude oil price and basis swaps and crude oil price swaptions)	—	42,682	—
Contingent Consideration – Current Liabilities	—	—	(10,058)
Total	$—	$105,214	$(10,058)

	Fair Value Measurements at December 31, 2018 Using
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil price and basis swaps)	$—	$115,870	$—
Commodity Derivatives – Noncurrent Asset (crude oil price swaps)	—	61,843	—
Contingent Consideration – Current Liabilities	—	—	(58,069)
Debt Exchange Derivatives – Current Liabilities	—	—	(18,183)
Total	$—	$177,713	$(76,252)

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

Debt Exchange Derivatives. During the second and third quarters of 2018, the Company entered into and closed a number of independent, separately negotiated exchange agreements with holders of the Company’s previously outstanding Unsecured Notes. Pursuant to each such exchange agreement, the Company agreed to issue the holder shares of its common stock in exchange for certain Unsecured Notes held by such holder. The Company had embedded derivatives related to certain of these exchange agreements that contained provisions whereby if at the end of the applicable restricted sale period the Company’s common stock trades below specified levels, the Company may be required to pay additional consideration to the holder in the form of cash or additional shares of common stock. The Company determined these provisions were not clearly and closely related to the shares of common stock issued under the exchange agreements and, therefore, bifurcated these embedded features and reflected them at fair value in the financial statements. Prior to their settlements, the fair values of these embedded derivatives were determined using Monte Carlo simulations which considered various inputs including (i) the Company’s common stock price, (ii) risk-free rates based on U.S. Treasury rates, (iii) volatility of the Company’s common stock, and (iv) expected average daily trading volumes. The expected volatility and average daily trading volumes used in the valuation were unobservable in the marketplace and significant to the valuation methodology, and the embedded derivatives’ fair value was therefore designated as Level 3 in the valuation hierarchy. Changes in the fair values of these liabilities are included in other income (expense) in the Company’s condensed statements of operations. As of September 30, 2019, there were no remaining outstanding debt exchange derivative liabilities.

The following table summarizes the changes in fair value of the Company’s financial instruments classified as Level 3 in the fair value hierarchy:

(In thousands)	Nine Months Ended September 30, 2019
Beginning Balance	$(76,252)
Debt exchange derivative liability settlements	16,793
Change in fair value of debt exchange derivative liability	1,390
Contingent consideration settlements(1)	76,644
Change in fair value of contingent consideration	(28,633)
Ending Balance	$(10,058)
______________
(1) Includes $7.9 million of contingent consideration settlements included in accounts payable at September 30, 2019.

Fair Value of Other Financial Instruments

The carrying amounts of cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments.

The carrying amount of the Company’s long-term debt reported in the condensed balance sheet at September 30, 2019 is $1,140.1 million, which includes $684.5 million of second lien notes, $327.0 million of borrowings under the Company’s Revolving Credit Facility and $128.6 million of Unsecured VEN Bakken Note (See Note 4).  The fair value of the Company’s second lien notes, which are publicly traded (“Level 1”), is $709.1 million at September 30, 2019.  The Company’s Revolving Credit Facility approximates its fair value because of its floating rate structure.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the nine months ended September 30, 2019 were approximately $3.7 million.

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

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the nine months ended September 30, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Cash Received (Paid) on Settled Derivatives(1)	$18,386	$(12,923)	$35,666	$(33,320)
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	57,506	(30,225)	(62,806)	(72,303)
Gain (Loss) on Derivative Instruments, Net	$75,892	$(43,148)	$(27,139)	$(105,622)
______________
(1)The three and nine months ended September 30, 2019, includes approximately $7.4 million of net cash proceeds from crude oil derivative contracts that were restructured in the third quarter of 2019 prior to their contractual maturities.

The Company has master netting agreements on individual commodity contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

As of September 30, 2019, the Company had a total volume on open commodity price swaps of 19.0 million barrels at a weighted average price of approximately $57.32 per barrel. The following table reflects the weighted average price of open commodity price swap derivative contracts as of September 30, 2019, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2019	2,460,411	$58.96
2020	9,427,594	58.53
2021	5,740,924	55.76
2022(1)	1,372,866	52.57
______________
(1)The Company has entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 2.0 million barrels for 2022 are exercisable on or about December 31, 2021. If the counterparties exercise all such options, the notional volume of the Company’s existing crude oil derivative contracts will increase by 2.0 million barrels at a weighted average price of $54.84 per barrel for 2022.

In addition to the open commodity price swap contracts the Company has entered into basis swap contracts. Basis swaps fix the price differential between a published index price and the applicable local index price under which the Company’s production is sold. The following table reflects open commodity basis swap contracts as of September 30, 2019.

Settlement Period	Total Volumes (Bbls)	Weighted Average Differential ($/Bbl)
10/01/19 – 12/31/19	920,000	$(2.41)

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at September 30, 2019 and December 31, 2018, respectively.  Certain amounts may be presented on a net basis on the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

Type of Crude Oil Contract	Balance Sheet Location	September 30, 2019 Estimated Fair Value	December 31, 2018 Estimated Fair Value
Derivative Assets:		(In thousands)
Price Swap Contracts	Current Assets	$65,018	$108,514
Basis Swap Contracts	Current Assets	—	7,356
Price Swap Contracts	Noncurrent Assets	51,937	61,843
Total Derivative Assets		$116,954	$177,713

Derivative Liabilities:
Price Swap Contracts	Current Liabilities	$(2,486)	$—
Price Swap Contracts	Noncurrent Liabilities	(653)	—
Price Swaptions Contracts	Noncurrent Liabilities	(8,601)	—
Total Derivative Liabilities		$(11,741)	$—

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

	Estimated Fair Value at September 30, 2019
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$65,018	$(2,486)	$62,531
Noncurrent Assets	51,937	(9,254)	42,682
Total Derivative Assets	$116,954	$(11,741)	$105,213

Offsetting of Derivative Liabilities:
Current Liabilities	$(2,486)	$2,486	$—
Noncurrent Liabilities	(9,254)	9,254	—
Total Derivative Liabilities	$(11,741)	$11,741	$—

	Estimated Fair Value at December 31, 2018
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$116,620	$(750)	$115,870
Non-Current Assets	61,857	(14)	61,843
Total Derivative Assets	$178,477	$(764)	$177,713

Offsetting of Derivative Liabilities:
Current Liabilities	$(750)	$750	$—
Non-Current Liabilities	(14)	14	—
Total Derivative Liabilities	$(764)	$764	$—

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of September 30, 2019.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at September 30, 2019 and December 31, 2018.

NOTE 12     SUBSEQUENT EVENTS

Amendment to Revolving Credit Facility

On November 8, 2019, the Company entered into an amendment (the “Amendment”) to its amended and restated credit agreement, dated October 5, 2018 (the “Credit Agreement”), governing the Company’s Revolving Credit Facility. Pursuant to the Amendment, the Credit Agreement has been amended to (i) adjust the maximum ratio of total net debt to EBITDAX (as defined in the Credit Agreement) that the Company is permitted to maintain as of the end of any fiscal quarter to 3.75 to 1.00, and (ii) adjust the minimum current ratio (as defined in the Credit Agreement) that the Company is required to maintain as follows: 0.85 to 1.00 as of September 30, 2019; 0.65 to 1.00 as of December 31, 2019; 0.90 to 1.00 as of March 31, 2020; and 1.00 to 1.00 as of any subsequent fiscal quarter end.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  changes in crude oil and natural gas prices, the pace of drilling and completions activity on our current properties, our ability to acquire additional development opportunities, changes in our reserves estimates or the value thereof, general economic or industry conditions, nationally and/or in the communities in which our company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise or access capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, and other economic, competitive, governmental, regulatory and technical factors affecting our company’s operations, products and prices.

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties, primarily in the Bakken and Three Forks formations within the Williston Basin in North Dakota and Montana.  We believe the location, size and concentration of our acreage position in one of North America’s leading unconventional oil-resource plays provide us with drilling and development opportunities that will result in significant long-term value.  Our primary focus is oil exploration and production through non-operated working interests in wells drilled and completed in spacing units that include our acreage.  Using this strategy, we had participated in 6,024 gross (444.0 net) producing wells as of September 30, 2019.

On July 1, 2019, we closed on an acquisition of approximately 90.1 net producing wells and 3.3 net wells in process, as well as approximately 18,000 net acres in North Dakota, from VEN Bakken, LLC (the “VEN Bakken Acquisition”). We paid a combination of cash, equity and debt consideration, which we estimated to have a combined fair value of $312.4 million at closing. We estimate that this acquisition contributed approximately 17%, or approximately 6,949 Boe per day, of our average daily production in the third quarter of 2019.

Our average daily production in the third quarter of 2019 was approximately 40,786 Boe per day, of which approximately 80% was oil. Our recent acquisitions, combined with higher activity levels, have boosted our development levels and resulted in production in the third quarter of 2019 increasing by approximately 53% over the same period last year.

During the three months ended September 30, 2019, we added 198 gross (13.3 net) wells to production, in addition to the wells added at closing from the VEN Bakken Acquisition. As of September 30, 2019, we had leased approximately 183,518 net acres, of which approximately 89% were developed and substantially all were located in the Williston Basin in North Dakota and Montana.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the third quarter of 2019 was $5.48 per barrel, as compared to $4.16 per barrel in the third quarter of 2018. Fluctuations in our oil price differential are due to several factors such as takeaway capacity relative to production levels in the Williston Basin and seasonal refinery maintenance temporarily depressing crude demand.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in oil prices that can substantially impact the level of drilling activity in the Williston Basin.  Generally, higher oil prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower oil prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the choice of proppant (sand or ceramic).  During the first nine months of 2019, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $7.9 million, compared to $8.1 million for the wells we elected to participate in during 2018.

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

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019	2018
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$2.38	$2.93
Oil (per Bbl)	$56.41	$69.61

	Nine Months Ended September 30,
	2019	2018
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$2.62	$2.95
Oil (per Bbl)	$57.08	$66.87
____________
(1)Based on average NYMEX closing prices.

For the three months ended September 30, 2019, the average NYMEX pricing was $56.41 per barrel of oil or 19% lower than the average NYMEX price per barrel for the comparable period in 2018.  Our realized oil price after reflecting settled derivatives was 4% lower in the third quarter of 2019 than in the third quarter of 2018 due to the aforementioned lower average NYMEX price per barrel and a higher oil price differential, which was partially offset by a 2% increase in the average price of our settled derivatives per barrel.

As of September 30, 2019, we had a total volume on open commodity price swaps of 19.0 million barrels at a weighted average price of approximately $57.32 per barrel (see Note 11 to the condensed financial statements).

Results of Operations for the Three Months Ended September 30, 2019 and September 30, 2018

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended September 30,
	2019	2018	% Change
Net Production:
Oil (Bbl)	3,002,789	2,064,092	45%
Natural Gas and NGLs (Mcf)	4,496,860	2,358,162	91%
Total (Boe)	3,752,266	2,457,119	53%

Net Sales (in thousands):
Oil Sales	$152,836	$135,006	13%
Natural Gas and NGL Sales	5,153	10,409	(51)%
Gain (Loss) on Settled Derivatives	18,386	(12,923)
Gain (Loss) on Mark-to-Market of Derivative Instruments	57,506	(30,225)
Other Revenue	3	3
Total Revenues	233,883	102,269	129%

Average Sales Prices:
Oil (per Bbl)	$50.90	$65.45	(22)%
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	6.12	(6.26)
Oil Net of Settled Derivatives (per Bbl)	57.02	59.19	(4)%
Natural Gas and NGLs (per Mcf)	1.15	4.41	(74)%
Realized Price on a Boe Basis Including All Realized Derivative Settlements	47.00	53.96	(13)%

Operating Expenses (in thousands):
Production Expenses	$32,347	$18,161	78%
Production Taxes	15,391	13,579	13%
General and Administrative Expenses	4,206	4,674	(10)%
Depletion, Depreciation, Amortization and Accretion	55,566	30,258	84%

Costs and Expenses (per Boe):
Production Expenses	$8.62	$7.39	17%
Production Taxes	4.10	5.53	(26)%
General and Administrative Expenses	1.12	1.90	(41)%
Depletion, Depreciation, Amortization and Accretion	14.81	12.31	20%

Net Producing Wells at Period End	444.0	284.3	56%

Oil and Natural Gas Sales

In the third quarter of 2019, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 9% as compared to the third quarter of 2018, driven by a 53% increase in production, which was partially offset by a 29% decrease in realized prices, excluding the effect of settled derivatives. The lower average realized price in the third quarter of 2019 as compared to the same period in 2018 was driven by lower average NYMEX oil and natural gas prices and a higher oil price differential. Oil price differential during the third quarter of 2019 was $5.48 per barrel, as compared to $4.16 per barrel in the third quarter of 2018. In addition, due to gas processing constraints and lower NGL prices, our average realized price for natural gas and NGLs was 74% lower in the third quarter of 2019 compared to the third quarter of 2018.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells.  Our substantial acquisition activities (see Note 3 to our condensed financial statements) combined with increased development activity and improved performance from enhanced completion techniques helped drive a 53% increase in production levels in the third quarter of 2019 compared to the same period in 2018. These factors were partially offset by curtailments, shut-ins and completion delays due to infrastructure constraints that negatively impacted our production in the third quarter of 2019.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production. Our gain (loss) on derivative instruments, net, was a gain of $75.9 million in the third quarter of 2019, compared to a loss of $43.1 million in the third quarter of 2018. Gain (loss) on derivative instruments, net, is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period end.

For the third quarter of 2019, we realized a gain on settled derivatives of $18.4 million, compared to a $12.9 million loss in the third quarter of 2018. The increase in the gain on settled derivatives was primarily due to an increase in our average settlement price, and a decrease in the average NYMEX oil price, in the third quarter of 2019 compared to the same period of 2018. During the third quarter of 2019, our derivative settlements included 2.4 million barrels of oil at an average settlement price of $61.89 per barrel, and an additional $7.4 million of net cash proceeds from crude oil derivative contracts that were restructured prior to their contractual maturities. During the third quarter of 2018 our derivative settlements included 1.5 million barrels of oil at an average settlement price of $60.62 per barrel. The average NYMEX oil price for the third quarter of 2019 was $56.41 compared to $69.61 for the third quarter of 2018.

Mark-to-market derivative gains and losses was a gain of $57.5 million in the third quarter of 2019, compared to a loss of $30.2 million in the third quarter of 2018. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Any gains on our derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2019, all of our derivative contracts are recorded at their fair value, which was a net asset of $105.2 million, a decrease of $72.5 million from the $177.7 million net asset recorded as of December 31, 2018. The decrease in the net asset at September 30, 2019 as compared to December 31, 2018 was primarily due to changes in forward oil prices relative to prices on our open oil derivative contracts since December 31, 2018.

Production Expenses

Production expenses were $32.3 million in the third quarter of 2019, compared to $18.2 million in the third quarter of 2018. On a per unit basis, production expenses increased from $7.39 per Boe in the third quarter of 2018 to $8.62 per Boe in the third quarter of 2019. On an absolute dollar basis, the increase in our production expenses in the third quarter of 2019, as compared to the third quarter of 2018, was primarily due to a 53% increase in production, as well as a 56% increase in the total number of net producing wells. The increase in production expenses on a per unit basis was due in part to production curtailments and shut-ins that negatively impacted our production in the third quarter of 2019.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $15.4 million in the third quarter of 2019 compared to $13.6 million in the third quarter of 2018. The increase is due to higher production levels (partially offset by a decrease in realized prices), which increased our oil and natural gas sales in the third quarter of 2019 as compared to the third quarter of 2018. As a percentage of oil and natural gas sales, our production taxes were 9.7% and 9.3% in the third quarter of 2019 and 2018, respectively. The increase in our production taxes as a percentage of oil and natural gas sales is due to a higher mix of oil sales as a percentage of total oil and natural gas sales.

General and Administrative Expenses

General and administrative expenses were $4.2 million in the third quarter of 2019 compared to $4.7 million in the third quarter of 2018. The decrease was primarily due to a $1.6 million decrease in non-cash compensation expense, primarily due to the reversal of non-cash compensation expense in connection with the departure of an executive officer, partially offset by a $1.3 million dollar advisory fee paid in the third quarter of 2019 in connection with the closing of the VEN Bakken Acquisition.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $55.6 million in the third quarter of 2019, compared to $30.3 million in the third quarter of 2018. Depletion expense, the largest component of DD&A, increased by $25.2 million in the third quarter of 2019 compared to the third quarter of 2018. The aggregate increase in depletion expense was driven by a 53% increase in production levels and a 20% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $14.72 per Boe in the third quarter of 2019 compared to $12.23 per Boe in the third quarter of 2018. The higher depletion rate per Boe was primarily driven by the impact of recent acquisitions. Depreciation, amortization and accretion was $0.3 million and $0.2 million in the third quarter of 2019 and 2018, respectively. The following table summarizes DD&A expense per Boe for the third quarter of 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Depletion	$14.72	$12.23	$2.49	20%
Depreciation, Amortization and Accretion	0.09	0.08	0.01	13%
Total DD&A Expense	$14.81	$12.31	$2.50	20%

Interest Expense

Interest expense, net of capitalized interest, was $21.5 million for the third quarter of 2019 compared to $20.4 million in the third quarter of 2018. The increase in interest expense was primarily due to higher levels of debt outstanding in the third quarter of 2019 compared to the third quarter of 2018.

Debt Exchange Derivative Gain (Loss)

As a result of certain debt exchange agreements that were entered into during 2018 (see Note 10 to our condensed financial statements), we incurred debt exchange derivative liabilities during 2018. For the third quarter of 2019, we recorded a debt exchange derivative loss of $0.02 million due to a change in the fair value of these liabilities during the third quarter of 2019 compared to a gain of $13.1 million in the third quarter of 2018 (see Note 10 to our condensed financial statements). As of September 30, 2019, we had no debt exchange derivative liabilities remaining.

Contingent Consideration Gain (Loss)

        In connection with the W Energy Acquisition and the Pivotal Acquisition in 2018 (see Note 3 to our condensed financial statements), we incurred contingent consideration liabilities during 2018. During the third quarter of 2019, we recorded a contingent consideration loss of $5.3 million due to a change in the fair value of these liabilities (see Note 10 to our condensed financial statements). There was no contingent consideration gain (loss) in the third quarter of 2018, since the relevant agreements were not yet in place.

Income Tax

During the third quarter of 2019 and 2018, no income tax expense (benefit) was recorded on the income (loss) before income taxes, due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization. For further discussion of our valuation allowance, see Note 9 to our condensed financial statements.

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

Results of Operations for the Nine Months Ended September 30, 2019 and September 30, 2018

The following table sets forth selected operating data for the periods indicated.

	Nine Months Ended September 30,
	2019	2018	% Change
Net Production:
Oil (Bbl)	8,106,534	5,044,482	61%
Natural Gas and NGLs (Mcf)	11,648,580	5,684,327	105%
Total (Boe)	10,047,964	5,991,870	68%

Net Sales (in thousands):
Oil Sales	$416,259	$315,186	32%
Natural Gas and NGL Sales	24,260	26,157	(7)%
Gain (Loss) on Settled Derivatives	35,666	(33,320)
Loss on Mark-to-Market of Derivative Instruments	(62,806)	(72,303)
Other Revenue	10	8
Total Revenues	413,389	235,729	75%

Average Sales Prices:
Oil (per Bbl)	$51.35	$62.54	(18)%
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	4.40	(6.61)
Oil Net of Settled Derivatives (per Bbl)	55.75	55.93	—%
Natural Gas and NGLs (per Mcf)	2.08	4.60	(55)%
Realized Price on a Boe Basis Including All Realized Derivative Settlements	47.39	51.45	(8)%

Operating Expenses (in thousands):
Production Expenses	$83,146	$45,198	84%
Production Taxes	41,944	31,633	33%
General and Administrative Expenses	15,506	9,593	62%
Depletion, Depreciation, Amortization and Accretion	146,791	71,485	105%

Costs and Expenses (per Boe):
Production Expenses	$8.27	$7.54	10%
Production Taxes	4.17	5.28	(21)%
General and Administrative Expenses	1.54	1.60	(4)%
Depletion, Depreciation, Amortization and Accretion	14.61	11.93	22%

Net Producing Wells at Period End	444.0	284.3	56%

Oil and Natural Gas Sales

In the first nine months of 2019, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 29% as compared to the first nine months of 2018, driven by a 68% increase in production, which was partially offset by a 23% decrease in realized prices, excluding the effect of settled derivatives. The lower average realized price in the first nine months of 2019 as compared to the same period in 2018 was driven by lower average NYMEX oil and natural gas prices and a higher oil price differential. Oil price differential during the first nine months of 2019 was $5.70 per barrel, as compared to $4.33 per barrel in the third quarter of 2018. In addition, due to gas processing constraints and lower NGL prices, our average realized price for natural gas and NGLs was 55% lower in the first nine months of 2019 compared to first nine months of 2018.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells.  Our substantial acquisition activities (see Note 3 to our condensed financial statements) combined with increased development activity and improved performance from enhanced completion techniques helped drive a 68% increase in production levels in the first nine months of 2019 compared to the same period in 2018. These factors were partially offset by curtailments, shut-ins and completion delays due to infrastructure constraints that negatively impacted our production in the first nine months of 2019.

Derivative Instruments

We enter into derivative instruments to manage the price risk attributable to future oil production. Our gain (loss) on derivative instruments, net, was a loss of $27.1 million in the first nine months of 2019, compared to a loss of $105.6 million in the first nine months of 2018. Gain (loss) on derivative instruments, net, is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period end.

For the first nine months of 2019, we realized a gain on settled derivatives of $35.7 million, compared to a $33.3 million loss in the first nine months of 2018. The increase in the gain on settled derivatives was primarily due to an increase in our average settlement price, and a decrease in the average NYMEX oil price, in the first nine months of 2019 compared to the same period of 2018. During the first nine months of 2019, our derivative settlements included 6.1 million barrels of oil at an average settlement price of $62.53 per barrel, and an additional $7.4 million of net cash proceeds from crude oil derivative contracts that were restructured prior to their contractual maturities. During the first nine months of 2018 our derivative settlements included 3.2 million barrels of oil at an average settlement price of $56.69 per barrel. The average NYMEX oil price for the first nine months of 2019 was $57.08 compared to $66.87 for the first nine months of 2018.

Mark-to-market derivative gains and losses was a loss of $62.8 million in the first nine months of 2019, compared to a loss of $72.3 million in the first nine months of 2018. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives. Any gains on our derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2019, all of our derivative contracts are recorded at their fair value, which was a net asset of $105.2 million, a decrease of $72.5 million from the $177.7 million net asset recorded as of December 31, 2018. The decrease in the net asset at September 30, 2019 as compared to December 31, 2018 was primarily due to changes in forward oil prices relative to prices on our open oil derivative contracts since December 31, 2018.

Production Expenses

Production expenses were $83.1 million in the first nine months of 2019, compared to $45.2 million in the first nine months of 2018. On a per unit basis, production expenses increased from $7.54 per Boe in the first nine months of 2018 to $8.27 per Boe in the first nine months of 2019. On an absolute dollar basis, the increase in our production expenses in the first nine months of 2019, as compared to the first nine months of 2018, was primarily due to a 68% increase in production, as well as a 56% increase in the total number of net producing wells, The increase in production expenses on a per unit basis was due in part to production curtailments and shut-ins that negatively impacted our production in the first nine months of 2019.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $41.9 million in the first nine months of 2019 compared to $31.6 million in the first nine months of 2018. The increase is due to higher production levels (partially offset by a decrease in realized prices), which increased our oil and natural gas sales in the first nine months of 2019 as compared to the first nine months of 2018. As a percentage of oil and natural gas sales, our production taxes were 9.5% and 9.3% in the first nine months of 2019 and 2018, respectively. The increase in our production taxes as a percentage of oil and natural gas sales is due to a greater portion of our oil and natural gas sales consisting of oil sales.

General and Administrative Expenses

General and administrative expenses were $15.5 million in the first nine months of 2019 compared to $9.6 million in the first nine months of 2018. The increase was primarily due to a $3.5 million increase in compensation expense, $2.3 million of which was increased non-cash compensation expense, primarily due to the additions to our executive team that occurred late in the second quarter of 2018 and the timing of our 2018 and 2019 performance-based equity awards. In addition, we had a $1.8 million of transaction costs in the first nine months of 2019 associated with the VEN Bakken Acquisition.

Depletion, Depreciation, Amortization and Accretion

DD&A was $146.8 million in the first nine months of 2019, compared to $71.5 million in the first nine months of 2018. Depletion expense, the largest component of DD&A, increased by $75.1 million in the first nine months of 2019 compared to the first nine months of 2018. The aggregate increase in depletion expense was driven by a 68% increase in production levels and a 23% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $14.53 per Boe in the first nine months of 2019 compared to $11.83 per Boe in the first nine months of 2018. The higher depletion rate per Boe was primarily driven by the impact of recent acquisitions. Depreciation, amortization and accretion was $0.8 million and $0.6 million for the first nine months of 2019 and 2018, respectively. The following table summarizes DD&A expense per Boe for the first nine months of 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Depletion	$14.53	$11.83	$2.70	23%
Depreciation, Amortization and Accretion	0.08	0.10	(0.02)	(20)%
Total DD&A Expense	$14.61	$11.93	$2.68	22%

Interest Expense

Interest expense, net of capitalized interest, was $58.8 million for the first nine months of 2019 compared to $65.9 million in the first nine months of 2018. The decrease in interest expense was primarily due to lower interest rates on our Revolving Credit Facility in place for the first nine months of 2019 compared to our term loan credit facility that was in place for the first nine months of 2018.

Debt Exchange Derivative Gain (Loss)

As a result of certain debt exchange agreements that were entered into during 2018 (see Note 10 to our condensed financial statements), we incurred debt exchange derivative liabilities during 2018. For the first nine months of 2019, we recorded a debt exchange derivative gain of $1.4 million due to a change in the fair value of these liabilities during the first nine months of 2019 compared to a gain of $13.1 million during the first nine months of 2018 (see Note 10 to our condensed financial statements). As of September 30, 2019, we had no debt exchange derivative liabilities remaining.

Contingent Consideration Gain (Loss)

        In connection with the W Energy Acquisition and the Pivotal Acquisition in 2018 (see Note 3 to our condensed financial statements), we incurred contingent consideration liabilities during 2018. During the first nine months of 2019, we recorded a contingent consideration loss of $28.6 million due to changes in the fair value of these liabilities (see Note 10 to our condensed financial statements). There was no contingent consideration gain (loss) in the first nine months of 2018, because the relevant agreements were not yet in place.

Income Tax

During the first nine months of 2019 and 2018, no income tax expense (benefit) was recorded on the income (loss) before income taxes due to uncertainty regarding the realization of our deferred tax assets. For further discussion of our valuation allowance, see Note 9 to our condensed financial statements.

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

Non-GAAP Financial Measures

We define Adjusted Net Income (Loss) as net income (loss) excluding (i) (gain) loss on the mark-to-market of derivative instruments, net of tax, (ii) impairment of other current assets, net of tax, (iii) loss on the extinguishment of debt, net of tax, (iv) debt exchange derivative (gain) loss, net of tax, (v) contingent consideration (gain) loss, net of tax, and (vi) certain acquisition transaction costs, net of tax. Our Adjusted Net Income for the third quarter of 2019 was $36.3 million or $0.09 per diluted share, compared to $34.5 million or $0.11 per diluted share for the third quarter of 2018. Our Adjusted Net Income for the first nine months of 2019 was $99.4 million or $0.26 per diluted share, compared to $63.9 million or $0.34 per diluted share for the first nine months of 2018. For both periods, the increase in Adjusted Net Income is primarily due to significantly higher production volumes as a result of our acquisitions and organic growth, which was partially offset by lower realized commodity prices (after the effect of settled derivatives) and increased per unit production expenses.

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization and accretion, (iv) impairment of other current assets, (v) non-cash stock-based compensation expense, (vi) loss on the extinguishment of debt, (vii) debt exchange derivative (gain) loss, (viii) contingent consideration (gain) loss, and (ix) (gain) loss on the mark-to-market of derivative instruments. Adjusted EBITDA for the third quarter of 2019 was $124.4 million, compared to Adjusted EBITDA of $97.9 million for the third quarter of 2018. Adjusted EBITDA for the first nine months of 2019 was $340.0 million, compared to Adjusted EBITDA of $224.4 million for the first nine months of 2018. In both periods, the increase in Adjusted EBITDA is primarily due to significantly higher production volumes as a result of our acquisitions and organic growth, which was partially offset by lower realized commodity prices (after the effect of settled derivatives) and increased per unit production expenses.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Net Income (Loss)	$94,381	$18,979	$31,619	$(74,603)
Add:
Impact of Selected Items:
(Gain) Loss on the Mark-to-Market of Derivative Instruments	(57,506)	30,225	62,806	72,303
Impairment of Other Current Assets	5,275	—	7,969	—
Loss on the Extinguishment of Debt	—	9,542	425	100,375
Debt Exchange Derivative (Gain) Loss	23	(13,063)	(1,390)	(13,063)
Contingent Consideration Loss	5,262	—	28,633	—
Acquisition Transaction Costs	1,250	—	1,763	—
Selected Items, Before Income Taxes	(45,696)	26,705	100,204	159,615
Income Tax of Selected Items(1)	(12,380)	(11,195)	(32,401)	(21,107)
Selected Items, Net of Income Taxes	(58,077)	15,510	67,803	138,508

Adjusted Net Income	$36,304	$34,489	$99,422	$63,905

Weighted Average Shares Outstanding – Basic	396,044,887	300,517,497	374,927,630	188,152,998
Weighted Average Shares Outstanding – Diluted	396,530,767	301,755,419	375,736,820	188,709,068

Net Income (Loss) Per Common Share – Basic	$0.24	$0.06	$0.08	$(0.40)
Add:
Impact of Selected Items, Net of Income Taxes	(0.15)	0.05	0.19	0.74
Adjusted Net Income Per Common Share – Basic	$0.09	$0.11	$0.27	$0.34

Net Income (Loss) Per Common Share – Diluted	$0.24	$0.06	$0.08	$(0.40)
Add:
Impact of Selected Items, Net of Income Taxes	(0.15)	0.05	0.18	0.74
Adjusted Net Income Per Common Share – Diluted	$0.09	$0.11	$0.26	$0.34
______________
(1)For the three and nine months ended September 30, 2019, this represents a tax impact using an estimated tax rate of 24.5%, which includes an adjustment of $23.6 million and $7.9 million, respectively, for a change in valuation allowance. For the three and nine months ended September 30, 2018, this represents a tax impact using an estimated tax rate of 24.5%, which includes an adjustment of $4.7 million and $18.0 million, respectively, for a change in valuation allowance.

Reconciliation of Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net Income (Loss)	$94,381	$18,979	$31,619	$(74,603)
Add:
Interest Expense	21,510	20,438	58,836	65,948
Income Tax Provision (Benefit)	—	—	—	—
Depreciation, Depletion, Amortization and Accretion	55,566	30,258	146,791	71,485
Impairment of Other Current Assets	5,275	—	7,969	—
Non-Cash Stock-Based Compensation	(114)	1,535	4,280	1,973
Loss on the Extinguishment of Debt	—	9,542	425	100,375
Debt Exchange Derivative (Gain) Loss	23	(13,063)	(1,390)	(13,063)
Contingent Consideration Loss	5,262	—	28,633	—
(Gain) Loss on the Mark-to-Market of Derivative Instruments	(57,506)	30,225	62,806	72,303
Adjusted EBITDA	$124,396	$97,914	$339,968	$224,418

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

On July 1, 2019, we closed on the VEN Bakken Acquisition, for which we paid total estimated consideration consisting of $172.1 million in cash, 5,602,147 shares of common stock and $130.0 million in principal amount of a newly issued 6.0% Senior Unsecured Promissory Note due 2022 (the “Unsecured VEN Bakken Note”).

As of September 30, 2019, we had (i) long-term debt consisting of $327.0 million of borrowings under our Revolving Credit Facility, $688.5 million aggregate principal amount of Second Lien Notes and $130.0 million aggregate principal amount under the Unsecured VEN Bakken Note, and (ii) $99.9 million in liquidity, consisting of $98.0 million of borrowing base availability under our Revolving Credit Facility and $1.9 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 80% and 84% of our total production volumes in the third quarter of 2019 and 2018, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in the price of crude oil with respect to a portion of our expected oil production. In 2018, we hedged approximately 64% of our crude oil production and for the three months ended September 30, 2019, we hedged approximately 81% of our crude oil production. For a summary as of September 30, 2019, of our open commodity swap contracts for future periods, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

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

Our increase in production and higher commodity prices have increased our cash flow from operations, which exceeded our cash spend for drilling and development activities by $63.0 million for the nine months ended September 30, 2019, excluding cash paid for the acquisition of oil and natural gas properties. With higher production and the impact of recent acquisitions, we anticipate that we will continue to generate a cash flow surplus in future periods (excluding cash paid for any acquisitions).

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

At September 30, 2019, we had a working capital deficit of $58.7 million, compared to a deficit of $3.1 million at December 31, 2018. Current assets decreased by $56.3 million and current liabilities decreased by $0.7 million at September 30, 2019, compared to December 31, 2018. The decrease in current assets is primarily due to a decrease in our derivative instruments of $53.3 million due to the change in fair value as a result of oil price projections. The change in current liabilities is due to a $64.6 million increase in our accounts payable and accrued liabilities primarily due to an increase in development activity, which was offset by a $48.0 million decrease in contingent consideration liabilities in connection with our Pivotal and W Energy Acquisitions (see Note 3 to our condensed financial statements), and a reduction in the debt exchange derivative liabilities of $18.2 million (see Note 10 to our condensed financial statements).

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts. Our cash flows from operations also are impacted by changes in working capital. Any payments due to counterparties under our derivative contracts are generally funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. As of September 30, 2019, we had entered into derivative swap contracts hedging 2.5 million barrels of oil for the remainder of 2019 at an average price of $58.96 per barrel, 9.4 million barrels of oil in 2020 at an average price of $58.53 per barrel, 5.7 million barrels of oil in 2021 at an average price of $55.76 per barrel, 1.4 million barrels of oil in 2022 at an average price of $52.57 per barrel.

Our cash flows for the nine months ended September 30, 2019 and 2018 are presented below:

	Nine Months Ended September 30,
	2019	2018
	(in thousands, unaudited)
Net Cash Provided by Operating Activities	$269,323	$126,416
Net Cash Used for Investing Activities	(417,948)	(310,090)
Net Cash Provided by Financing Activities	148,169	194,457
Net Change in Cash	$(456)	$10,783

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2019 was $269.3 million, compared to $126.4 million in the same period of the prior year. This increase was due to higher production levels and lower interest costs partially offset by lower realized prices (including the effect of settled derivatives). Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the nine months ended September 30, 2019 was a decrease of $15.3 million compared to a decrease of $36.0 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the nine months ended September 30, 2019 and 2018 were $417.9 million and $310.1 million, respectively. The increase in cash used in investing activities for the first nine months of 2019 as compared to the same period of 2018 was attributable to higher development spending and acquisitions. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $178.8 million and $108.2 million at September 30, 2019 and 2018, respectively, as a result of increased activity in the Williston Basin.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the nine months ended September 30, 2019, our capitalized costs incurred for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $619.3 million, while the actual cash spend in this regard amounted to $416.9 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the nine months ended September 30, 2019 and 2018 are summarized in the following table:

	Nine Months Ended September 30,
	2019	2018
	(in millions, unaudited)
Drilling and Development Capital Expenditures	$205.4	$164.1
Acquisition of Oil and Natural Gas Properties	210.6	125.5
Other Capital Expenditures	0.9	0.5
Total	$416.9	$290.1

Cash Flows from Financing Activities

Net cash provided by financing activities was $148.2 million during the nine months ended September 30, 2019, compared to cash provided by financing activities of $194.5 million during the nine months ended September 30, 2018. For the nine months ended September 30, 2019, cash provided by financing activities was primarily related to $187.0 million of net borrowing under the Revolving Credit Facility, which was partially offset by $15.1 million of common stock repurchases, $10.5 million in repurchases of Second Lien Notes and $12.3 million for settlements related to our contingent consideration and debt exchange derivative liabilities. For the nine months ended September 30, 2018, cash provided by financing activities was primarily related to the issuance of common stock of $141.7 million and borrowings under our prior term loan credit agreement of $60.0 million.

Revolving Credit Facility

In October 2018, we entered into a $750.0 million Revolving Credit Facility with Royal Bank of Canada, as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of September 30, 2019, the Revolving Credit Facility had a borrowing base of $425.0 million and we had $327.0 million in borrowings outstanding under the facility, leaving $98.0 million in available borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Second Lien Notes due 2023

As of September 30, 2019, we had $688.5 million in outstanding principal amount of our 8.500% senior secured second lien notes due 2023. See Note 4 to our condensed financial statements for further details regarding the Second Lien Notes.

Unsecured VEN Bakken Note

As of September 30, 2019, we had $130.0 million in outstanding principal amount under the Unsecured VEN Bakken Note. See Note 4 to our condensed financial statements for further details regarding the Unsecured VEN Bakken Note.

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

The following table summarizes our open commodity swap contracts as of September 30, 2019, by fiscal quarter.

Settlement Period	Oil (Barrels)	Weighted Average Price ($)
Swaps-Crude Oil
2019:
Q4	2,460,411	$58.96
2020:
Q1	2,490,106	$59.15
Q2	2,431,778	58.44
Q3	2,340,348	58.48
Q4	2,165,362	58.00
2021:
Q1	1,600,050	$56.78
Q2	1,496,958	57.32
Q3	1,326,410	54.25
Q4	1,317,506	54.27
2022(1):
Q1	453,780	$53.07
Q2	312,280	52.30
Q3	306,576	52.33
Q4	300,230	52.35
_____________

(1)We have entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 2.0 million barrels for 2022 are exercisable on or about December 31, 2021. If the counterparties exercise all such options, the notional volume of our existing crude oil derivative contracts will increase as follows for 2022: (i) for the first quarter of 2022, by 717,750 barrels at a weighted average price of $54.82 per barrel, (ii) for the second quarter of 2022, by 725,725 barrels at a weighted average price of $54.82 per barrel, (iii) for the third quarter of 2022, by 273,700 barrels at a weighted average price of $54.90 per barrel, and (iv) for the fourth quarter of 2022, by 273,700 barrels at a weighted average price of $54.90 per barrel.

In addition to the open commodity price swap contracts we have entered into basis swap contracts. Basis swaps fix the price differential between a published index price and the applicable local index price under which our production is sold. The following table reflects open commodity basis swap contracts as of September 30, 2019.

Settlement Period	Total Volumes (Bbls)	Weighted Average Differential ($/Bbl)
10/01/19 – 12/31/19	920,000	$(2.41)

Interest Rate Risk

Our long-term debt as of September 30, 2019 is comprised of borrowings that contain fixed and floating interest rates.  The Senior Secured Notes bear cash interest at an annual fixed rate of 8.5%, plus potential payment-in-kind (“PIK”) interest at an annual fixed rate (if owed) of 1.0%. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at the base rate or LIBOR, plus an applicable margin. The base rate is a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 75 to 175 basis points, and the applicable margin for LIBOR loans ranges from 175 to 275 basis points, in each case depending on the percentage of the borrowing base utilized. Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December. All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at September 30, 2019 would cost us approximately $1.7 million in additional annual interest expense.

Other Market Risk

Contingent Consideration

As a result of both the W Energy Acquisition and the Pivotal Acquisition, both described in Note 3 to our condensed financial statements, we incurred liabilities related to the contingent consideration potentially payable by us. The amount of contingent consideration we are required to pay after September 30, 2019 is dependent on the average daily volume-weighted average price of our common stock for each month from July-October 2019 compared to specified monthly benchmarks in each applicable agreement.

The value of this liability is carried on our balance sheet as the contingent consideration liability and is required to be adjusted to fair value at each reporting period. The fair value of these liabilities is determined using Monte Carlo simulation models. Significant inputs used in the fair value measurements include (i) our common stock price, (ii) risk-free rates based on U.S. Treasury rates, (iii) volatility of our common stock, and (iv) expected average daily trading volumes. These measurements are considered Level 3 measurements within the fair value hierarchy. Changes in the fair value of these liabilities are included in other income (expense) in our statements of operations. As a result, any changes in the inputs will impact the fair value of these liabilities and could materially impact the amount of income or expense recorded each reporting period.

The aggregate fair value of these remaining liabilities was $10.1 million as of September 30, 2019. The liability is highly sensitive to the price of our common stock at each valuation date.

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

As of September 30, 2019, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

As previously disclosed, during the second and third quarters of 2018, we entered into and closed ten independent, separately negotiated exchange agreements with holders of our previously outstanding 8.00% senior unsecured notes due 2020 (the “2020 Notes”) pursuant to which, in total during 2018, we issued 32.8 million shares of common stock in exchange for $100.5 million in principal amount of the 2020 Notes.

Pursuant to the exchange agreements governing these exchanges, with limited exceptions, we subjected the holders to lock-up provisions restricting their ability to sell the shares of common stock issued to them. The periods during which the lock-up provisions were applicable were of varying lengths and subject to varying exceptions. Generally, if at the end of the applicable lock-up period, our common stock traded below specified levels, we were required to pay the applicable holder additional consideration either in the form of cash or additional shares of common stock, at our option. In settlement of such obligations, since June 30, 2019, we issued the following shares of common stock for no additional consideration on the dates indicated: July 3, 2019 – 370,303 shares; August 5, 2019 – 507,384 shares; September 5, 2019 – 1,107,843 shares; October 3, 2019 – 6,975 shares. We have no further obligation to issue securities under these exchange agreements.

The issuances of the shares of common stock described above were made in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, of our common stock during the quarter ended September 30, 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
July 1, 2019 to July 31, 2019	—	$—	—	$ 68.1 million
Month #2
August 1, 2019 to August 31, 2019	—	—	—	68.1 million
Month #3
September 1, 2019 to September 30, 2019	—	—	—	68.1 million
Total	—	$—	—	$ 68.1 million
______________
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

Exhibit No.	Description	Reference
2.1	Purchase and Sale Agreement, dated April 18, 2019, by and between Northern Oil and Gas, Inc. and VEN Bakken, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2019
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc. dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018
4.1	Indenture, dated May 15, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.50% Senior Secured Second Lien Notes due 2023)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
4.2	First Supplemental Indenture, dated September 18, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
4.3	Second Supplemental Indenture, dated October 5, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
10.1	Senior Unsecured Promissory Note, dated July 1, 2019, by and among Northern Oil and Gas, Inc. and VEN Bakken, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2019
10.2	Separation and Release Agreement, dated July 31, 2019, by and between Northern Oil and Gas, Inc. and Michael L. Reger	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2019
10.3	Land Acquisition Consulting Agreement, dated July 31, 2019, by and between Northern Oil and Gas, Inc. and Michael L. Reger	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2019
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	November 12, 2019	By:	/s/ Brandon Elliott
Brandon Elliott, Chief Executive Officer and principal executive officer (on behalf of Registrant)

Date:	November 12, 2019	By:	/s/ Chad Allen
Chad Allen, Chief Accounting Officer and principal accounting officer