Form 10-K
period 2019-12-31
NORTHERN OIL & GAS, INC.
filed 2020-03-12
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-33999

NORTHERN OIL AND GAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3848122
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 Carlson Pkwy – Suite 990, Minnetonka, Minnesota 55305
(Address of Principal Executive Offices) (Zip Code)
952-476-9800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	NOG	NYSE American
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the NYSE American) was approximately $547.5 million.
As of March 10, 2020, the registrant had 406,021,004 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement related to the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report for the year ended December 31, 2019.

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
FOR FISCAL YEAR ENDED DECEMBER 31, 2019
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

In addition, in 2018 and 2019 we have accelerated our growth through several larger acquisitions of non-operated asset packages, which are described in detail in Note 3 to our financial statements. For 2019, this included the VEN Bakken Acquisition (defined in Note 3 to our financial statements) that closed on July 1, 2019, which we estimate contributed approximately 7,912 Boepd, or 18%, of our average daily production in the fourth quarter of 2019.

During 2019, we added a total of 1,386 gross (133.2 net) producing wells in the Williston Basin, including 90.1 net wells from the VEN Bakken acquisition.  At December 31, 2019, we owned working interests in 6,156 gross (458.7 net) producing wells, with substantially all the wells targeting the Bakken and Three Forks formations.  As of December 31, 2019, we leased approximately 182,854 net acres, all located in the Williston Basin, of which approximately 164,066 net acres were developed.

As of December 31, 2019, our proved reserves were 163.3 MMBoe (all of which are in the Williston Basin) as estimated by our third-party independent reserve engineers, Cawley, Gillespie & Associates, Inc.  As of December 31, 2019, 59% of our proved reserves were classified as proved developed and 81% of our proved reserves were oil.  The following table provides a summary of certain information regarding our assets:

	As of December 31, 2019
	Net Acres	Productive Wells		Average Daily Production(1) (Boe per day)	Proved Reserves (MBoe)	% Oil	% Proved Developed
		Gross	Net
North Dakota	166,134	6,033	444.4	42,369	161,431	81%	59%
Montana and Other	16,720	123	14.3	1,572	1,876	84	100
Total	182,854	6,156	458.7	43,941	163,307	81%	59%
__________________

(1)Represents the average daily production over the three months ended December 31, 2019.

Business Strategy

Key elements of our business strategies include:

•Diversify Our Risk Through Non-Operated Participation in a Large Number of Wells.  As a non-operator, we seek to diversify our investment and operational risk through participation in a large number of oil wells and with multiple operators.  As of December 31, 2019, we have participated in 6,156 gross (458.7 net) producing wells in the Williston Basin with an average working interest of 7.5% in each gross well, with more than 40 experienced operating partners.  We believe the best way to develop our acreage is to take a long-term approach and to participate in the development of our locations with potential for the highest rates of return.

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

•Build and Maintain a Strong Balance Sheet and Proactively Manage to Limit Downside.  We strive for financial strength and flexibility through the prudent management of our balance sheet. Additionally, given the volatility of the commodity price environment, we employ an active commodity price risk management program to better enable us to execute our business plan over the entire commodity price cycle.

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

While lower commodity prices may reduce our future net cash flow from operations, we expect to have sufficient liquidity to continue development of our oil and gas properties.  At December 31, 2019, the borrowing base on our revolving credit facility was $800.0 million and we had $580.0 million of borrowings outstanding thereunder, leaving $220.0 million of borrowing availability under the facility. In addition, we undertake an active commodity hedging program that helps stabilize a volatile commodity pricing environment and protect cash flows in a potential downturn.

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

Historically, we have not managed our commodities marketing activities internally. Instead, our operating partners generally market and sell oil and natural gas produced from wells in which we have an interest.  Our operating partners coordinate the transportation of our oil production from our wells to appropriate pipelines or rail transport facilities pursuant to arrangements that they negotiate and maintain with various parties purchasing the production.  We understand that our partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short-term contracts.  Although we have historically relied on our operating partners for these activities, we may in the future seek to take a portion of our production in kind and internally manage the marketing activities for such production. The price at which production is sold generally is tied to the spot market for oil.  Williston Basin Light Sweet Crude from the Bakken source rock is generally 41-42 API crude oil and is readily accepted into the pipeline infrastructure.  Our weighted average oil price differential during 2019 was $6.28 per barrel below NYMEX pricing.  This differential primarily represents the transportation costs in moving the oil from wellhead to refinery and will fluctuate based on availability of pipeline, rail and other transportation methods. Using our commodity hedging program, we may, from time to time, enter into financial hedging contracts to help mitigate pricing risk and volatility with respect to differentials.

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

Employees

As of December 31, 2019, we had 24 full time employees. We may hire additional technical or administrative personnel as appropriate.  We also use the services of independent consultants and contractors to perform various professional services.

Office Locations

Our executive offices are located at 601 Carlson Pkwy, Suite 990, Minnetonka, Minnesota 55305.  Our office space consists of 8,295 square feet of leased space.  We believe our current office space is sufficient to meet our needs and that additional office space can be obtained if necessary.

Organizational Background

On May 9, 2018, we filed articles of conversion with the Secretary of State of the State of Minnesota and filed a certificate of conversion with the Secretary of State of the State of Delaware changing our jurisdiction of incorporation from Minnesota to Delaware (the “Reincorporation”). The Reincorporation was approved by our stockholders at a special meeting held on May 8, 2018. Upon the Reincorporation, each outstanding certificate representing shares of the Minnesota corporation’s common stock was deemed, without any action by the holders thereof, to represent the same number and class of shares of our company’s common stock.  As of May 9, 2018, the rights of our stockholders began to be governed by Delaware General Corporation Law and our Delaware certificate of incorporation and bylaws. On August 23, 2018, our stockholders, upon recommendation of the Board of Directors, approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock to 675,000,000. On August 24, 2018, we restated our Certificate of Incorporation to integrate all prior amendments.

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

The oil and natural gas markets are very volatile, and we cannot predict future oil and natural gas prices. Oil and natural gas prices have fluctuated significantly, including periods of rapid and material decline, in recent years. The prices we receive for our oil and natural gas production heavily influences our revenue, cash flows, profitability, access to capital and future rate of growth. Although we seek to mitigate volatility and potential declines in oil prices through derivative arrangements that hedge a portion of our expected production, this merely seeks to mitigate (not eliminate) these risks, and such activities come with their own risks.

The prices we receive for our production and the levels of our production depend on numerous factors beyond our control.  These factors include, but are not limited to, the following:

•changes in global supply and demand for oil and natural gas;

•the actions of OPEC and other major oil producing countries;

•worldwide and regional economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks including war, terrorism, political unrest, or health epidemics (such as the global COVID-19 coronavirus outbreak in early 2020);

•the price and quantity of imports of foreign oil and natural gas;

•political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;

•the level of global oil and natural gas exploration and production activity;

•the level of global oil and natural gas inventories;

•changes in U.S. energy policy;

•weather conditions and outbreak of disease;

•technological advances affecting energy consumption;

•domestic and foreign governmental taxes, tariffs and/or regulations;

•proximity and capacity of oil and natural gas pipelines and other transportation facilities;

•the price and availability of competitors’ supplies of oil and natural gas in captive market areas; and

•the price and availability of alternative fuels.

These factors and the volatility of the energy markets make it extremely difficult to predict oil and natural gas prices. Lower oil and natural gas prices have in the past and may in the future adversely affect our revenues, the amount of oil and natural gas that our operators can produce economically, and our reserve bookings. A substantial or extended decline in oil or natural gas prices, such as the rapid decline that began in late 2014, has resulted in and could result in future impairments of our proved oil and natural gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. To the extent commodity prices received from production are insufficient to fund planned capital expenditures, we may be required to reduce spending or borrow or issue additional equity to cover any such shortfall. Lower oil and natural gas prices may limit our ability to comply with the covenants under our revolving credit facility (or other debt instruments) and/or limit our ability to access borrowing availability thereunder, which is dependent on many factors including the value of our proved reserves.

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

Our operators’ drilling activities are subject to many risks, including the risk that they will not discover commercially productive reservoirs.  Drilling for oil or natural gas can be uneconomical, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable.  In addition, drilling and producing operations on our acreage may be curtailed, delayed or canceled by our operators as a result of other factors, including:

•declines in oil or natural gas prices;

•infrastructure limitations, such as the gas gathering and processing constraints experienced in the Williston Basin in 2019;

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

•uncontrollable flows of oil, natural gas or well fluids; and

•pipeline capacity curtailments.

In addition to causing curtailments, delays and cancellations of drilling and producing operations, many of these events can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, loss of wells and regulatory penalties.

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

Due to declines in oil and natural gas prices, we have taken significant writedowns of our oil and natural gas properties.  We may be required to record further writedowns of our oil and natural gas properties.

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

Our company did not record any impairments during 2017, 2018 or 2019, but if a lower pricing environment reoccurs we could be required to further write down the value of our oil and natural gas properties. If lower average monthly pricing is reflected in the trailing twelve-month average pricing calculation, the present value of our future net revenues could decline and one or more impairments could be recognized. The quarterly ceiling test considers many factors including reserves, capital expenditure estimates and trailing twelve-month average prices. SEC defined prices for each quarter in 2019 were as follows:

SEC Defined Prices for 12 Months Ended	NYMEX Oil Price (per Bbl)	Henry Hub Gas Price (per MMBtu)
December 31, 2019	$55.69	$2.58
September 30, 2019	57.77	2.87
June 30, 2019	61.39	3.02
March 31, 2019	63.00	3.07

Any significant reduction in our borrowing base under our revolving credit facility, and any limit on our ability to comply with the covenants thereunder, will negatively impact our liquidity and, consequently, our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our revolving credit facility or any other obligation if required as a result of a borrowing base reduction.

Availability under our revolving credit facility is subject to a borrowing base, with scheduled semiannual (April 1 and October 1) and other elective borrowing base redeterminations based upon, among other things, projected revenues from, and asset values of, the oil and natural gas properties securing the revolving credit facility. The lenders under the revolving credit facility can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our revolving credit facility. Our revolving credit facility includes covenants that require the ratio of (a) our Total Net Debt (as defined therein) to (b) EBITDAX (as defined therein), to not exceed 3.50 to 1.00 and (ii) the ratio of Current Assets (as defined therein) to Current Liabilities (as defined therein) to be greater than or equal to 1.00 to 1.00, in each case, as of the last day of any fiscal quarter. Reductions in estimates of our producing oil, NGL and natural gas reserves could result in a reduction of our borrowing base thereunder. The same could also arise from other factors, including but not limited to:

•lower commodity prices or production;

•inability to drill or unfavorable drilling results;

•changes in crude oil, NGL and natural gas reserve engineering; or

•increased operating and/or capital costs.

As of December 31, 2019, we had $580.0 million of borrowings outstanding under our revolving credit facility. We expect to make further borrowings under our revolving credit facility in the future. Any significant reduction in our borrowing base could result in a default under current and/or future debt instruments, negatively impact our liquidity and our ability to fund our operations and, as a result, could have a material adverse effect on our financial position, results of operation and cash flow. Further, if the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we could be required to repay the excess. If we do not have sufficient funds and we are otherwise unable to arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

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

These risks are heightened in a low commodity price environment, which may present significant challenges to our operators.  The challenges and risks faced by our operators may be similar to or greater than our own, including with respect to their ability to service their debt, remain in compliance with their debt instruments and, if necessary, access additional capital.  Certain oil and gas operators filed for bankruptcy as a result of the low commodity price environment that began in 2014 and a challenging industry environment (including low commodity prices) could result in additional operators being forced into bankruptcy.  The insolvency of an operator of any of our properties, the failure of an operator of any of our properties to adequately perform operations or an operator’s breach of applicable agreements could reduce our production and revenue and result in our liability to governmental authorities for compliance with environmental, safety and other regulatory requirements, to the operator’s suppliers and vendors and to royalty owners under oil and gas leases jointly owned with the operator or another insolvent owner.  Finally, an operator of our properties may have the right, if another non-operator fails to pay its share of costs because of its insolvency or otherwise, to require us to pay our proportionate share of the defaulting party’s share of costs.

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

An increase in commodity prices or other factors could result in increased activity and investment in the Williston Basin.  As a result of increased activity in the Williston Basin, competition for equipment, labor and supplies would also be expected to increase.  Likewise, higher oil, natural gas and NGL prices generally increase the demand for equipment, labor and supplies, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel.  Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict our operating partners’ ability to drill the wells and conduct the operations that we currently expect.

In addition, capital and operating costs in the oil and natural gas industry have generally risen during periods of increasing commodity prices as producers seek to increase production in order to capitalize on higher commodity prices.  In situations where cost inflation exceeds commodity price inflation, our profitability and cash flow, and our operators’ ability to complete development activities as scheduled and on budget, may be negatively impacted.  Any delay in the drilling of new wells or significant increase in drilling costs could reduce our revenues and cash flows.

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

To achieve more predictable cash flows and reduce our exposure to adverse fluctuations in the price of oil, we enter into derivative instrument contracts for a portion of our expected oil production, which may include swaps, collars, puts and other structures.  In accordance with applicable accounting principles, we are required to record our derivatives at fair market value, and they are included on our balance sheet as assets or liabilities and in our statements of income as gain (loss) on derivatives, net.  Accordingly, our earnings may fluctuate significantly as a result of changes in the fair market value of our derivative instruments.

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

We have net operating loss (“NOL”) carryforwards that we may use to offset against taxable income for U.S. federal income tax purposes.  At December 31, 2019, we had an estimated NOL carryforward of approximately $341.7 million for United States federal income tax purposes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), a corporation that undergoes an “ownership change” can be subject to limitations on the use of its NOLs to offset future taxable income. We underwent an “ownership change” during 2018 and, as a result, the use of our existing NOL carryforwards are subject to limitations under Section 382, which are generally determined by multiplying the value of our stock at the time of the ownership change by the applicable long term tax exempt rate as defined in Section 382. See Note 10 to our financial statements. Future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382 of the IRC.

Changes in United States federal income tax law may have an adverse effect on our cash flows, results of operations or financial condition overall.

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

The marketability of our oil and natural gas depends in part on the availability, proximity and capacity of pipeline systems, processing facilities, oil trucking fleets and rail transportation assets owned by third parties.  The lack of available capacity on these systems and facilities, whether as a result of proration, physical damage, scheduled maintenance or other reasons, could result in a substantial increase in costs, the shut-in of producing wells or the delay or discontinuance of development plans for our properties. During 2019, we experienced significant delays and production curtailments that we believe were due in part to gas gathering and processing constraints.  The negative effects arising from these and similar circumstances may last for an extended period of time.  In many cases, operators are provided only with limited, if any, notice as to when these circumstances will arise and their duration.  In addition, many of our wells are drilled in locations in the Williston Basin that are serviced to a limited extent, if at all, by gathering and transportation pipelines, which may or may not have sufficient capacity to transport production from all of the wells in the area.  As a result, we rely on third party oil trucking to transport a significant portion of our production to third party transportation pipelines, rail loading facilities and other market access points.  Any significant curtailment in gathering system or pipeline capacity, or the unavailability of sufficient third party trucking or rail capacity, could adversely affect our business, results of operations and financial condition.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established or operations are commenced on units containing the acreage or the leases are extended.

A significant portion of our acreage is not currently held by production or held by operations.  Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire.  If our leases expire and we are unable to renew the leases, we will lose our right to participate in the development of the related properties.  Drilling plans for these areas are generally in the discretion of third party operators and are subject to change based on various factors that are beyond our control, such as: the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third party approvals; oil, NGL and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs.  As of December 31, 2019, we estimate that we had leases that were not developed that represented 2,624 net acres potentially expiring in 2020, 3,379 net acres potentially expiring in 2021, 6,781 net acres potentially expiring in 2022, 2,755 net acres potentially expiring in 2023, and 3,249 net acres potentially expiring in 2024 and beyond.

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

Future acquisitions and future exploration, development, production and marketing activities, will require a substantial amount of capital.  Cash reserves, cash from operations and borrowings under our revolving credit facility may not be sufficient to fund both our continuing operations and our potential future growth.  We may require additional capital to continue to grow our business through acquisitions and to further expand our exploration and development programs.  We may be unable to obtain additional capital if and when required.

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

Approximately 41% of our estimated net proved reserves volumes were classified as proved undeveloped as of December 31, 2019. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate.  Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic.  In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.

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

Our success depends heavily upon the continued contributions of those members of our management team whose knowledge, relationships with industry participants, leadership and technical expertise would be difficult to replace.  In particular, our ability to successfully acquire additional properties, to increase our reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements depends on developing and maintaining close working relationships with industry participants.  In addition, our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment is dependent on our management team’s knowledge and expertise in the industry.  To continue to develop our business, we rely on our management team’s knowledge and expertise in the industry and will use our management team’s relationships with industry participants to enter into strategic relationships. The members of our management team may terminate their employment with our company at any time.  If we were to lose members of our management team, we may not be able to replace the knowledge that they possess.  In addition, we may not be able to establish or maintain strategic relationships with industry participants.  If we were to lose the services of the members of our management team, our ability to conduct our operations and execute our business plan could be materially harmed.

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

Insufficient transportation, refining or processing capacity in the Williston Basin could cause significant fluctuations in our realized oil and natural gas prices.

The Williston Basin crude oil business environment has historically been characterized by periods when oil production has surpassed local transportation and refining capacity, resulting in substantial discounts in the price received for crude oil versus prices quoted for WTI crude oil.  Although additional Williston Basin transportation takeaway capacity has been added over the last several years, production also increased substantially during the same period.  The increased production coupled with delays in rail car arrivals and commissioning of rail loading facilities has caused price differentials to significantly increase at times. Similarly, gas gathering and processing constraints and other factors have resulted and may result in significant declines in our realized natural gas prices.

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

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends, in substantial part, on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third-parties. Our failure to obtain such services on acceptable terms could materially harm our business. The operators of our wells may be required to shut in wells due to lack of a market or inadequacy or unavailability of crude oil or natural gas pipelines, processing or gathering system capacity. If our production becomes shut-in for any of these or other reasons, we would be unable to realize revenue from those wells until other arrangements were made to deliver the products to market.

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

Our revolving credit facility, the indenture governing our senior secured notes and the unsecured VEN Bakken note contain operating and financial restrictions that may restrict our business and financing activities.

Our revolving credit facility, the indenture governing our senior secured notes and the unsecured VEN Bakken note contain, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

Our ability to comply with some of the covenants and restrictions may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with the covenants, ratios or tests in our revolving credit facility or any other indebtedness could result in an event of default under our revolving credit facility or our other indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. If an event of default under our revolving credit facility occurs and remains uncured, the lenders thereunder:

•would not be required to lend any additional amounts to us;

•could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•may have the ability to require us to apply all of our available cash to repay these borrowings; and

•may prevent us from making debt service payments under our other agreements.

An event of default or an acceleration under our revolving credit facility could result in an event of default and an acceleration under other existing or future indebtedness, including the indenture governing the senior secured notes and the unsecured VEN Bakken note. Conversely, an event of default or an acceleration under any other existing or future indebtedness could result in an event of default and an acceleration under our revolving credit facility. In addition, our obligations under the revolving credit facility and the senior secured notes are collateralized by perfected liens and security interests on substantially all of our assets and if we default thereunder the lenders could seek to foreclose on our assets.

Our revolving credit facility limits the amounts we can borrow up to a borrowing base amount, which the lenders will determine on a semi-annual basis based upon projected revenues from our natural gas properties pursuant to engineering reports that we provide to the lenders. In addition to the scheduled redeterminations, we, the administrative agent and the required lenders have the right to request one additional borrowing base redetermination during each period between scheduled redeterminations. Any increase in the borrowing base requires the consent of all lenders. Subject to customary grace periods, we will be required to repay outstanding borrowings in excess of the borrowing base. The borrowing base will also automatically decrease upon the issuance of certain debt, the sale or other disposition of certain assets in excess of 5% of the borrowing base then in effect and the early termination of certain swap agreements.

We may not be able to generate enough cash flow to meet our debt obligations or our obligations related to our preferred stock.

We expect our earnings and cash flow to vary significantly from year to year due to the cyclical nature of our industry.  As a result, the amount of debt that we can service in some periods may not be appropriate for us in other periods.  Additionally, our future cash flow may be insufficient to meet our debt obligations and commitments, or to permit us to pay dividends on our preferred stock. Any insufficiency could negatively impact our business.  A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt or dividends on our preferred stock.  Many of these factors, such as oil and natural gas prices, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control.

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•refinancing or restructuring our debt;

•selling assets;

•reducing or delaying capital investments; or

•seeking to raise additional capital.

However, we cannot assure you that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations or pay dividends on our preferred stock.  Our inability to generate sufficient cash flow to satisfy our debt obligations or pay dividends on our preferred stock, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

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

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates under our revolving credit agreement.

LIBOR is a basic rate of interest widely used as a global reference for setting interest rates on loans and payment rates on other financial instruments. Our revolving credit agreement uses LIBOR as the reference rate for Eurodollar denominated borrowings. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time, if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or whether different reference rates will develop. It is impossible to predict the effect these developments, any discontinuance, modification or other reforms to LIBOR or the establishment of alternative reference rates may have on LIBOR, other benchmark rates or floating rate debt instruments. Although our revolving credit agreement contains LIBOR alternative provisions and the ability to negotiate an alternative reference rate, new methods of calculating reference rates or other reforms could cause the interest rates under our revolving credit agreement to be materially different than expected, which could have an adverse effect on our business, financial position and results of operations, and our ability to pay dividends on our common stock.

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

The availability of shares for sale or other issuance in the future could reduce the market price of our common stock.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, or issue additional shares of preferred stock, which are convertible into shares of common stock. In the future, we may issue securities to raise cash for acquisitions, as consideration in acquisitions, to pay down debt, to fund capital expenditures or general corporate expenses, in connection with the exercise of stock options or to satisfy our obligations under our incentive plans. We may also acquire interests in other companies by using a combination of cash, our preferred stock and our common stock or just our common stock. We may also issue securities, including our preferred stock, that are convertible into, exchangeable for, or that represent the right to receive, our common stock. The occurrence of any of these events or any issuance of common stock upon conversion of our currently outstanding preferred stock may dilute your ownership interest in our company, reduce our earnings per share and have an adverse impact on the price of our common stock.

Investors in our common stock may be required to look solely to stock appreciation for a return on their investment in us.

Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Covenants contained in the instruments governing our indebtedness and the Certificate of Designations for our preferred stock restrict the payment of dividends. Investors may be forced to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Estimated Net Proved Reserves

The table below summarizes our estimated net proved reserves at December 31, 2019 and 2018 based on reports prepared by Cawley, Gillespie & Associates, Inc. (“Cawley”), our independent reserve engineers for the year ending December 31, 2019 and 2018.  In preparing its reports, Cawley evaluated properties representing all of our proved reserves at December 31, 2019 and 2018 in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities.  Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives.

	December 31, 2019		December 31, 2018
	Proved Reserves (MBoe)(1)	% of Total	Proved Reserves (MBoe)(2)	% of Total
SEC Proved Reserves:
Developed	96,634	59%	76,216	56%
Undeveloped	66,673	41	59,268	44
Total Proved Properties	163,307	100%	135,484	100%
___________________

(1)The table above values oil and natural gas reserve quantities as of December 31, 2019 assuming constant realized prices of $50.53 per barrel of oil and $2.12 per Mcf of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, after adjustment to reflect applicable transportation and quality differentials.
(2)The table above values oil and natural gas reserve quantities as of December 31, 2018 assuming constant realized prices of $61.23 per barrel of oil and $4.50 per Mcf of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, after adjustment to reflect applicable transportation and quality differentials.

Estimated net proved reserves at December 31, 2019 were 163,307 MBoe, a 21% increase from estimated net proved reserves of 135,484 MBoe at December 31, 2018.  The increase in 2019 total proved reserves was primarily due to the impact of our 2019 acquisitions, as well as higher activity levels in 2019 as compared to 2018, offset by a decrease in commodity prices. Increased development activity in 2019 led to an increase in our capital spending as well as an increase in the number of undeveloped drilling locations reflected in our 2019 proved reserve estimates. As a result of the higher activity levels and our 2019 acquisitions, the number of proved undeveloped wells included in the reserves was increased from 97.9 net wells in 2018 to 107.5 net wells in 2019.

The following table sets forth summary information by reserve category with respect to estimated proved reserves at December 31, 2019:

	SEC Pricing Proved Reserves(1)
	Reserve Volumes				PV-10(3)
Reserve Category	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)(2)	%	Amount (In thousands)	%
PDP Properties	71,276	109,503	89,527	55%	$1,251,429	69%
PDNP Properties	5,884	7,342	7,107	4	109,093	6
PUD Properties	54,594	72,473	66,673	41	461,502	25
Total	131,754	189,318	163,307	100%	$1,822,024	100%
_____  ___________

(1)The SEC Pricing Proved Reserves table above values oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2019 based on average prices of $55.69 per barrel of oil and $2.58 per MMbtu of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per MMbtu of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period.  The average resulting price used as of December 31, 2019, after adjustment to reflect applicable transportation and quality differentials, was $50.53 per barrel of oil and $2.12 per Mcf of natural gas.
(2)Boe are computed based on a conversion ratio of one Boe for each barrel of oil and one Boe for every 6,000 cubic feet (i.e., 6 Mcf) of natural gas.
(3)Pre-tax PV10%, or “PV-10,” may be considered a non-GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP measure. See “Reconciliation of PV-10 to Standardized Measure” below.

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

The following table reconciles the pre-tax PV10% value of our SEC Pricing Proved Reserves as of December 31, 2019 to the Standardized Measure of discounted future net cash flows.

SEC Pricing Proved Reserves (In thousands)
Standardized Measure Reconciliation
Pre-Tax Present Value of Estimated Future Net Revenues (Pre-Tax PV10%)	$1,822,024
Future Income Taxes, Discounted at 10%(1)	(143,964)
Standardized Measure of Discounted Future Net Cash Flows	$1,678,060
____________

(1)The expected tax benefits to be realized from utilization of the net operating loss and tax credit carryforwards are used in the computation of future income tax cash flows.As a result of available net operating loss carryforwards and the remaining tax basis of our assets at December 31, 2019, our future income taxes were reduced.

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

Proved Undeveloped Reserves

At December 31, 2019, we had approximately 66.7 MMBoe of proved undeveloped reserves as compared to 59.3 MMBoe at December 31, 2018.  A reconciliation of the change in proved undeveloped reserves during 2019 is as follows:

MMBoe
Estimated Proved Undeveloped Reserves at 12/31/2018	59.3
Converted to Proved Developed Through Drilling	(11.8)
Added from Extensions and Discoveries	12.3
Purchases of Minerals in Place	13.6
Removed for 5-Year Rule	(4.4)
Revisions	(2.3)
Estimated Proved Undeveloped Reserves at 12/31/2019	66.7

During 2019, we grew our asset base through acquisitions. In addition, we had higher development capital spending during 2019 than the prior year. We expect to maintain similar levels of development capital spending in 2020. As a result, we have an increased amount of proved undeveloped reserves.

Our future development drilling program includes the drilling of approximately 107.5 proven undeveloped net wells before the end of 2024 at an estimated cost of $782.0 million.  Our development plan for drilling proved undeveloped wells calls for the drilling of 44.0 net wells during 2020 (includes 16.9 net wells drilled at December 31, 2019, but classified as proved undeveloped due to Cawley’s internal guidelines which require greater than 50% of total costs to be incurred to be classified as developed), 18.2 net wells during 2021, 13.0 net wells during 2022, 15.1 net wells during 2023 and 17.2 net wells during 2024 for a total of 107.5 net wells.  We expect that our proved undeveloped reserves will continue to be converted to proved developed producing reserves as additional wells are drilled including our acreage.  All locations comprising our remaining proved undeveloped reserves are forecast to be drilled within five years from initially being recorded in accordance with our development plan.

At December 31, 2019, the PV-10 value of our proved undeveloped reserves amounted to 25% of the PV-10 value of our total proved reserves.  Although our 2019 producing property additions exceeded our 5-year average development plan, there are numerous uncertainties.  The development of these reserves is dependent upon a number of factors which include, but are not limited to:  financial targets such as drilling within cash flow or reducing debt, drilling of obligatory wells, satisfactory rates of return on proposed drilling projects, and the levels of drilling activities by operators in areas where we hold leasehold interests.  During 2019, we increased our development capital spending by 41% compared to 2018. With 69% of the PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to complete our development plan.

At December 31, 2019, we had spent a total of $111.9 million related to the development of proved undeveloped reserves, which resulted in the conversion of 11.8 MMBoe of proved undeveloped reserves as of December 31, 2018 to proved developed reserves as of December 31, 2019.  Proved developed property additions in 2019 also included 10.3 MMBoe from the conversion of previously undeveloped locations that were not booked in our December 31, 2018 proved undeveloped reserves (the related development costs incurred at December 31, 2019 were $139.6 million). Additionally, our proved undeveloped reserves at December 31, 2019 included 10.4 MMBoe for net wells that had commenced drilling activities but remained classified as undeveloped reserves due to Cawley’s internal guidelines which require greater than 50% of the total costs to have been incurred in order to be classified as proved developed (the related development costs incurred at December 31, 2019 were $31.8 million).

In 2019, we also added 12.3 MMBoe of proved undeveloped reserves primarily in our North Dakota areas of operations as a result of higher commodity prices and increased well performance and development activity in the Williston Basin. The SEC-prescribed commodity prices (after adjustment for transportation, quality and basis differentials) were $10.20 lower per barrel of oil and $2.38 lower per Mcf of natural gas at year-end 2019 as compared to year-end 2018. Additionally, we had negative revisions of 2.3 MMBoe due to lower pricing, partially offset by positive performance revisions due to improved well performance. Our acquisitions of oil and natural gas properties in 2019 resulted in 13.6 MMBoe of additional proved undeveloped reserves. We also removed 4.4 MMBoe of proved undeveloped reserves due to the SEC-prescribed 5-year rule.

Proved Reserves Sensitivity by Price Scenario

The SEC disclosure rules allow for optional reserves sensitivity analysis, such as the sensitivity that oil and natural gas reserves have to price fluctuations.  We have chosen to compare our proved reserves from the 2019 SEC case to two alternate pricing cases. The first case scenario uses a flat pricing deck of $50.00 per Bbl for oil and $2.50 per MMbtu for natural gas (the “$50 Flat Case”).  The second case scenario uses a flat pricing deck of $60.00 per Bbl for oil and $2.50 per MMbtu for natural gas (the “$60 Flat Case”). The sensitivity scenarios were not audited by a third party. In these sensitivity scenarios, all factors other than the commodity price assumptions have been held constant with the SEC case, including the number of proved undeveloped locations, drill schedules and operating costs assumptions. These sensitivities are only meant to demonstrate the impact that changing commodity prices may have on estimated proved reserves and PV-10 and there is no assurance these outcomes will be realized. The table below shows our proved reserves utilizing the 2019 SEC case compared with the two alternate price scenarios.

	Price Cases
	SEC Case(1)	$50 Flat Case(2)	$60 Flat Case(3)
Net Proved Reserves (December 31, 2019)
Oil (MBbl)
Developed	77,160	74,516	78,709
Undeveloped	54,594	50,065	57,395
Total	131,754	124,581	136,104
Natural Gas (MMcf)
Developed	116,846	112,659	119,232
Undeveloped	72,472	66,842	75,396
Total	189,318	179,501	194,628
Total Proved Reserves (MBOE)	163,307	154,498	168,542

Pre-tax PV10% (in thousands)(4)	$1,822,024	$1,456,536	$2,094,265

_________________

(1)Represents reserves based on pricing prescribed by the SEC.  The unescalated twelve month arithmetic average of the first day of the month posted prices were adjusted for transportation and quality differentials to arrive at prices of $50.53 per Bbl for oil and $2.12 per Mcf for natural gas.  Production costs were held constant for the life of the wells.
(2)Prices based on $50.00 per Bbl for oil and $2.50 per MMbtu for natural gas, which were then adjusted for transportation and quality differentials to arrive at prices of $44.84 per Bbl for oil and $2.06 per Mcf for natural gas.  Production costs and the future development drilling program were both held constant with the SEC case.
(3)Prices based on $60.00 per Bbl for oil and $2.50 per MMbtu for natural gas, which were then adjusted for transportation and quality differentials to arrive at prices of $54.85 per Bbl for oil and $2.06 per Mcf for natural gas.  Production costs and the future development drilling program were both held constant with the SEC case.
(4)Pre-tax PV10%, or PV-10, may be considered a non-GAAP financial measure. See “Reconciliation of PV-10 to Standardized Measure” above for a reconciliation of the PV-10 of our SEC Case proved reserves to the Standardized Measure. GAAP does not prescribe a corresponding measure for PV-10 of proved reserves based on other than SEC prices. As a result, it is not practicable for us to reconcile the PV-10 of our proved reserves based on the alternate pricing scenarios.

Independent Petroleum Engineers

We have utilized Cawley, an independent reserve engineering firm, as our third-party engineering firm.  The selection of Cawley was approved by our Audit Committee.  Cawley is a reservoir-evaluation consulting firm who evaluates oil and natural gas properties and independently certifies petroleum reserves quantities for various clients throughout the United States.  Cawley has substantial experience calculating the reserves of various other companies with operations targeting the Bakken and Three Forks formations and, as such, we believe Cawley has sufficient experience to appropriately determine our reserves.  Cawley utilizes proprietary technology, systems and data to calculate our reserves commensurate with this experience. The reports of our estimated proved reserves in their entirety are based on the information we provide to them.  Cawley is a Texas Registered Engineering Firm (F-693).  Our primary contact at Cawley is Todd Brooker, President. Mr. Brooker is a State of Texas Licensed Professional Engineer (License #83462). He is also a member of the Society of Petroleum Engineers.

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

Internal Controls Over Reserves Estimation Process

We utilize a third-party reservoir engineering firm, as our independent reserves evaluator for 100% of our reserves base.  In addition, we employ an internal reserve engineering department which is led by our Senior Vice President of Engineering, who is responsible for overseeing the preparation of our reserves estimates.  Our senior internal reserve engineer has a B.S. in petroleum engineering from Montana Tech, has over fourteen years of oil and gas experience on the reservoir side, and has experience working for large independent and financial firms on projects and acquisitions.

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

	Years Ended December 31,
	2019	2018	2017
Net Production:
Oil (Bbl)	11,325,418	7,790,182	4,537,295
Natural Gas and NGLs (Mcf)	16,590,774	9,224,766	5,187,886
Total (Boe)	14,090,547	9,327,643	5,401,943

Average Sales Prices:
Oil (per Bbl)	$50.74	$57.78	$45.09
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	3.92	(2.94)	0.83
Oil Net of Settled Derivatives (per Bbl)	54.66	54.84	45.92
Natural Gas and NGLs (per Mcf)	1.60	4.74	3.74
Realized Price on a Boe Basis Including all Realized Derivative Settlements	45.82	50.50	42.16

Average Costs:
Production Expenses (per Boe)	$8.44	$7.15	$9.21

Drilling and Development Activity

The following table sets forth the number of gross and net productive and non-productive wells drilled in the years ended December 31, 2019, 2018 and 2017.  The number of wells drilled refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated.  We have classified all wells drilled to-date targeting the Bakken and Three Forks formations as development wells.

	December 31,
	2019		2018		2017
	Gross	Net(1)	Gross	Net(1)	Gross	Net
Exploratory Wells:
Oil	—	—	—	—	—	—
Natural Gas	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—

Development Wells:
Oil	615	43.0	505	31.2	354	16.9
Natural Gas	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—

Total Productive Exploratory and Development Wells	615	43.0	505	31.2	354	16.9
______________

(1)Net Well totals in 2019 and 2018 do not include an additional 90.1 and 65.8 net wells, respectively, from acquisitions which were already producing when acquired.

The following table summarizes our cumulative gross and net productive oil wells by state at each of December 31, 2019, 2018 and 2017.

	December 31,
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
North Dakota	6,033	444.4	4,693	314.1	3,172	218.7
Montana and Other	123	14.3	99	11.0	90	10.3
Total	6,156	458.7	4,792	325.1	3,262	229.0

As of December 31, 2019, we had an additional 379 gross (25.8 net) wells in process, meaning wells that have been spud and are in the process of drilling, completing or waiting on completion.

Leasehold Properties

       As of December 31, 2019, our principal assets included approximately 182,854 net acres located in the northern region of the United States. The following table summarizes our estimated gross and net developed and undeveloped acreage by state at December 31, 2019.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
North Dakota:
McKenzie County	136,922	39,106	15,516	10,507	152,438	49,613
Mountrail County	184,654	36,625	4,670	666	189,324	37,291
Williams County	123,394	26,147	6,015	2,204	129,409	28,351
Dunn County	62,311	16,979	3,925	262	66,236	17,241
Divide County	63,116	16,285	720	226	63,836	16,511
Other	96,818	16,765	2,597	362	99,415	17,127
North Dakota	667,215	151,907	33,443	14,227	700,658	166,134
Montana and Other	54,455	12,159	6,364	4,561	60,819	16,720
Total:	721,670	164,066	39,807	18,788	761,477	182,854

As of December 31, 2019, approximately 90% of our total acreage was developed.  All of our proved reserves are located in the United States Williston Basin.

Recent Acquisitions

See Note 3 to our financial statements regarding our recent acquisitions, including the VEN Bakken Acquisition completed in 2019, and our W Energy, Pivotal and Salt Creek Acquisitions completed in 2018.

We generally assess acreage subject to near-term drilling activities on a lease-by-lease basis because we believe each lease’s contribution to a subject spacing unit is best assessed on that basis if development timing is sufficiently clear.  Consistent with that approach, a significant portion of our acreage acquisitions involve properties that are selected by us on a lease-by-lease basis for their participation in a well expected to be spud in the near future, and the subject leases are then aggregated to complete one single closing with the transferor.  As such, we generally view each acreage assignment from brokers, landmen and other parties as involving several separate acquisitions combined into one closing with the common transferor for convenience.  However, in certain instances an acquisition may involve a larger number of leases presented by the transferors as a single package without negotiation on a lease-by-lease basis.  In those instances, we still review each lease on a lease-by-lease basis to ensure that the package as a whole meets our acquisition criteria and drilling expectations.

Acreage Expirations

As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases.  All of our leases for undeveloped acreage summarized in the table below will expire at the end of their respective primary terms, unless we renew the existing leases, establish commercial production from the acreage or some other “savings clause” is exercised.  In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced.  While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no guarantee we can do so.  The approximate expiration of our net acres which are subject to expire between 2020 and 2024 and thereafter, are set forth below:

	Acreage Subject to Expiration
Year Ended	Gross	Net
December 31, 2020	13,952	2,624
December 31, 2021	8,237	3,379
December 31, 2022	11,014	6,781
December 31, 2023	2,877	2,755
December 31, 2024 and thereafter	3,727	3,249
Total	39,807	18,788

During 2019, we had leases expire covering approximately 3,536 net acres, all of which was prospective for the Bakken and Three Forks Formations.  The 2019 lease expirations carried a cost of $3.6 million.  We believe that the expired acreage was not material to our capital deployed in these prospects.

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

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses during 2019, 2018 and 2017.

	Years Ended December 31,
(In thousands, except per Boe data)	2019	2018	2017
Depletion of Oil and Natural Gas Properties	$209,050	$118,974	$58,801
Depletion Expense (per Boe)	14.84	12.75	10.89

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

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE American under the symbol “NOG.”  The closing price for our common stock on the NYSE American on March 10, 2020 was $0.99 per share.

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

The following graph compares the 60-month cumulative total shareholder return on our common stock since December 31, 2014, and the cumulative total returns of Standard & Poor’s Composite 500 Index and the NYSE Arca Oil Index (formerly the AMEX Oil Index) for the same period. This graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019.

*            The following table sets forth the total returns utilized to generate the foregoing graph.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Northern Oil & Gas, Inc.	100.00	68.32	48.67	36.28	40.00	41.42
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
NYSE Arca Oil Index	100.00	83.99	104.81	116.58	108.19	118.54

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Holders

As of March 10, 2020, we had 406,021,004 shares of our common stock outstanding, held by approximately 241 shareholders of record.  The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Recent Sales of Unregistered Securities

None, except to the extent previously included by the Company in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
October 1, 2019 to October 31, 2019	—	$—	—	$ 68.1 million
Month #2
November 1, 2019 to November 30, 2019	—	—	—	68.1 million
Month #3
December 1, 2019 to December 31, 2019	41,876	1.82	—	68.1 million
Total	41,876	$1.82	—	$ 68.1 million
__________________________________

(1)The 41,876 total shares purchased outside of publicly announced plans or programs represent shares surrendered in satisfaction of tax withholding obligations in connection with the vesting of restricted stock awards.
(2)In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million worth of shares of our Company’s outstanding common stock.

Item 6. Selected Financial Data

	Fiscal Years
	2019	2018	2017	2016	2015
	(In thousands, except share and per common share data)
Statements of Operations Information:
Revenues
Oil and Gas Sales	$601,218	$493,909	$223,963	$202,639	$431,605
Gain (Loss) on Derivative Instruments, Net	(128,837)	185,006	(14,667)	72,383	163,413
Other Revenue	21	9	23	36	9
Total Revenues	472,402	678,924	209,320	275,057	595,027

Operating Expenses
Production Expenses	118,899	66,646	49,733	52,108	55,696
Production Taxes	57,771	45,302	20,604	21,567	43,674
General and Administrative Expense	23,624	14,568	18,988	19,042	17,602
Depletion, Depreciation, Amortization and Accretion	210,201	119,780	59,500	137,770	172,884
Impairment of Oil and Natural Gas Properties	—	—	—	1,163,959	—
Impairment of Other Current Assets	6,398	—	—	—	—
Total Expenses	416,893	246,296	148,825	1,394,446	289,856

Income (Loss) from Operations	55,509	432,628	60,495	(1,119,389)	305,171

Interest Expense, Net of Capitalization	(79,229)	(86,005)	(70,286)	(58,360)	(42,106)
Write-off of Debt Issuance Costs	—	—	(95)	—	—
Loss on the Extinguishment of Debt	(23,187)	(173,430)	(993)	—	—
Debt Exchange Derivative Gain (Loss)	1,390	(598)	—	—	—
Contingent Consideration Loss	(29,512)	(28,968)	—	—	—
Financing Expense	(1,447)	(884)	—	—	—
Other Income (Expense)	157	891	116	(30)	47
Total Other Income (Expense)	(131,827)	(288,994)	(71,258)	(58,390)	(42,059)

Income (Loss) Before Income Taxes	(76,318)	143,634	(10,764)	(1,177,779)	263,112

Income Tax Provision (Benefit)	—	(55)	(1,570)	(202,424)	99,367

Net Income (Loss)	$(76,318)	$143,689	$(9,194)	$(975,355)	$163,745

Net Income (Loss) Per Common Share – Basic	$(0.20)	$0.61	$(0.15)	$(16.08)	$2.70

Net Income (Loss) Per Common Share – Diluted	$(0.20)	$0.61	$(0.15)	$(16.08)	$2.69

Weighted Average Shares Outstanding – Basic	387,084,651	236,206,457	62,408,855	60,652,447	60,691,701

Weighted Average Shares Outstanding – Diluted	387,084,651	236,773,911	62,408,855	60,652,447	60,860,769

Statements of Cash Flows Information:
Net Cash Provided By Operating Activities	$339,750	$244,262	$72,967	$247,016	$274,258
Net Cash Used For Investing Activities	$(569,128)	$(474,519)	$(119,240)	$(288,936)	$(477,040)
Net Cash Provided By Financing Activities	$243,088	$130,431	$141,970	$35,973	$206,433

	Fiscal Years
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Information:
Assets:
Cash and Cash Equivalents	$16,068	$2,358	$6,486	$3,390	$9,338
Total Current Assets	133,037	228,415	46,894	122,030	226,000
Total Property and Equipment, Net	1,748,593	1,202,745	376,208	589,320	1,761,927
Total Assets	1,905,465	1,503,645	431,533	721,431	2,026,746
Liabilities:
Total Current Liabilities	203,477	231,526	77,444	78,115	285,734
Long-term Debt, Net	989,482	830,203	832,625	835,290	806,053
Total Liabilities	1,346,822	1,073,780	918,955	919,033	1,255,885
Total Stockholders’ Equity (Deficit)	558,643	429,865	(487,422)	(197,602)	770,861

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the “Selected Financial Data” in Item 6 and the Financial Statements and accompanying Notes to Financial Statements appearing elsewhere in this report.

Executive Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties, primarily in the Bakken and Three Forks formations within the Williston Basin in North Dakota and Montana. We believe the location, size and concentration of our acreage position in one of North America’s leading unconventional oil-resource plays provide us with drilling and development opportunities that will result in significant long-term value. Our primary focus is oil exploration and production through non-operated working interests in wells drilled and completed in spacing units that include our acreage. Using this strategy, we participated in 6,156 gross (458.7 net) producing wells as of December 31, 2019.

Our financial and operating performance for the year ended December 31, 2019 included the following:

•Oil and gas sales of $601.2 million in 2019, compared to $493.9 million in 2018

•Cash flows from operations of $339.7 million in 2019, compared to $244.3 million in 2018

•Average daily production of 38,604 Boepd in 2019, a 51% increase compared to 25,555 Boepd in 2018

•Added 133.2 net wells to production in 2019, including 90.1 net wells from the VEN Bakken acquisition

•Proved reserves of 163.3 MMBoe at December 31, 2019, a 21% increase compared to December 31, 2018, as estimated by our third-party reserve engineers under SEC guidelines

•Accelerated our growth with the VEN Bakken Acquisition that closed on July 1, 2019, which we estimate contributed approximately 7,912 Boepd, or 18%, of our average daily production in the fourth quarter of 2019

Source of Our Revenues

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

•our ability to continue to identify and acquire high-quality acreage and drilling opportunities; and

•the level of our operating expenses.

In addition to the factors that affect companies in our industry generally, the location of our acreage and wells in the Williston Basin subjects our operating results to factors specific to this region.  These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, and the limitations of the developing infrastructure and transportation capacity in this region. We believe that gas gathering and processing constraints in the Williston Basin caused curtailments, shut-ins and completion delays that negatively impacted our production during 2019, and we expect these challenges to persist into 2020.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX and the sales prices we receive for our oil production.  Our oil price differential to the NYMEX benchmark price during 2019 was $6.28 per barrel, as compared to $7.12 per barrel in 2018.  Fluctuations in our oil price differential are driven by various factors including (among others) takeaway capacity relative to production levels in the Williston Basin, and seasonal refinery maintenance temporarily depressing crude demand.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in oil prices that can substantially impact the level of drilling activity in the Williston Basin.  Generally, higher oil prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower oil prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, the choice of proppant, and other factors related to the completion techniques utilized. During 2019, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $8.0 million, compared to $8.1 million for the wells we elected to participate in during 2018.

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

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows.  The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2019, 2018 and 2017.

	December 31,
	2019	2018	2017
Average NYMEX Prices(1)
Oil (per Bbl)	$57.02	$64.95	$50.85
Natural Gas (per Mcf)	2.56	3.16	3.02
________________________

(1)Based on average NYMEX closing prices.

The average 2019 NYMEX pricing was $57.02 per barrel of oil or 12% lower than the average NYMEX price per barrel in 2018, which was partially offset by a $6.86 per barrel of oil increase in settled derivatives in 2019 as compared to 2018. Our average 2019 realized oil price per barrel after reflecting settled derivatives was $54.66 compared to $54.84 in 2018. Our 2019 realized gas price per Mcf was $1.60 compared to $4.74 in 2018, which was primarily driven by gas gathering and processing constraints in the Williston Basin as well as lower NYMEX pricing for both natural gas and natural gas liquids. Recent construction projects have greatly expanded processing capacity within the basin as well as a significant new natural gas liquids pipeline. However, continued expansion of gathering systems in our basin will likely be required to fully harness these new systems and to improve long-term pricing realizations.

As of December 31, 2019, we had a total volume on open commodity swaps of 17.3 million barrels at a weighted average price of approximately $56.77 per barrel. The following table reflects the weighted average price of open commodity price swap derivative contracts as of December 31, 2019, by year with associated volumes.

Weighted Average Price of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price ($)
2020	9,815,844	57.98
2021(1)	6,151,174	55.78
2022(2)	1,372,866	52.57
___________
(1)We have entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 0.1 million barrels for 2021 are exercisable on or about December 31, 2020. If the counterparties exercise all such options, the notional volume of our existing crude oil derivative contracts will increase by 0.1 million barrels at a weighted average price of $57.63 per barrel for 2021.
(2)We have entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 2.4 million barrels for 2022 are exercisable on or about December 31, 2021. If the counterparties exercise all such options, the notional volume of our existing crude oil derivative contracts will increase by 2.4 million barrels at a weighted average price of $55.05 per barrel for 2022.

Results of Operations for 2019, 2018 and 2017

The following table sets forth selected operating data for the periods indicated.  Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Years Ended December 31,
	2019	2018	2017
Net Production:
Oil (Bbl)	11,325,418	7,790,182	4,537,295
Natural Gas and NGLs (Mcf)	16,590,774	9,224,766	5,187,886
Total (Boe)	14,090,547	9,327,643	5,401,943

Net Sales (in thousands):
Oil Sales	$574,616	$450,149	$204,581
Natural Gas and NGL Sales	26,601	43,760	19,382
Gain (Loss) on Settled Derivatives	44,377	(22,886)	3,777
Unrealized Gain (Loss) on Derivatives	(173,214)	207,892	(18,443)
Other Revenue	21	9	23
Total Revenues	472,402	678,924	209,320

Average Sales Prices:
Oil (per Bbl)	$50.74	$57.78	$45.09
Effect of Gain (Loss) on Settled Derivatives on Average Price (per Bbl)	3.92	(2.94)	0.83
Oil Net of Settled Derivatives (per Bbl)	54.66	54.84	45.92
Natural Gas and NGLs (per Mcf)	1.60	4.74	3.74
Realized Price on a Boe Basis Including all Realized Derivative Settlements	45.82	50.50	42.16

Operating Expenses (in thousands):
Production Expenses	$118,899	$66,646	$49,733
Production Taxes	57,771	45,302	20,604
General and Administrative Expenses	23,624	14,568	18,988
Depletion, Depreciation, Amortization and Accretion	210,201	119,780	59,500

Costs and Expenses (per Boe):
Production Expenses	$8.44	$7.15	$9.21
Production Taxes	4.10	4.86	3.81
General and Administrative Expenses	1.68	1.56	3.52
Depletion, Depreciation, Amortization and Accretion	14.92	12.84	11.01

Net Producing Wells at Period-End	458.7	325.1	229.0

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes.  In 2019, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 22% from 2018, driven by a 51% increase in production volumes offset by a 19% decrease in realized price, excluding the effect of settled derivatives. The lower average realized price in 2019 as compared to 2018 was principally driven by lower average NYMEX oil and natural gas prices, and gas gathering and processing constraints in the Williston Basin that lowered realized gas prices. The lower NYMEX oil prices were partially offset by a lower average oil price differential in 2019 as compared to 2018.  The oil price differential during 2019 averaged $6.28 per barrel, as compared to $7.12 per barrel in 2018.

In 2018, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, increased 121% from 2017, driven primarily by an 73% increase in production levels and a 28% increase in realized price, excluding the effect of settled derivatives. The higher average realized price in 2018 as compared to 2017 was principally driven by higher average NYMEX oil and natural gas prices. These higher prices were partially offset by a higher average oil price differential in 2018 as compared to 2017, which was the most pronounced in the fourth quarter of 2018, coinciding with our highest levels of production for the year. The oil price differential during 2018 averaged $7.12 per barrel, as compared to $5.87 per barrel in 2017.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. During 2019, our substantial acquisition activities (see Note 3 to our financial statements) combined with increased development activity and improved performance from enhanced completion techniques helped drive a 51% increase in production levels as compared to 2018.  During 2019, we added 133.2 total net wells to production, including 90.1 net wells from the VEN Bakken acquisition. Excluding the wells added from acquisitions, this was a 38% increase as compared to 2018. Our acquisition program is a significant driver of our net well additions. In 2018, the number of net wells we added to production (excluding acquisitions) increased by 85% as compared to 2017. The higher number of new well completions and per well productivity improvements drove the 73% increase in production as compared to 2017. Our production for each of the last three years is set forth in the following table:

	Year Ended December 31,
	2019	2018	2017
Production:
Oil (Bbl)	11,325,418	7,790,182	4,537,295
Natural Gas and NGL (Mcf)	16,590,774	9,224,766	5,187,886
Total (Boe)(1)	14,090,547	9,327,643	5,401,943

Average Daily Production:
Oil (Bbl)	31,029	21,343	12,431
Natural Gas and NGL (Mcf)	45,454	25,273	14,213
Total (Boe)(1)	38,604	25,555	14,800
__________________________________
(1)Natural gas and NGLs are converted to Boe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Derivative Instruments

We enter into derivative instruments to mitigate the price risk attributable to future oil production.  Our gain (loss) on derivative instruments, net was a loss of $128.8 million in 2019, compared to a gain of $185.0 million in 2018, and a loss of $14.7 million in 2017.  Gain (loss) on derivative instruments, net is comprised of (i) cash gains and losses we recognize on settled derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on derivative instruments outstanding at period-end.

For 2019, we realized a gain on settled derivatives of $44.4 million, compared to a $22.9 million loss in 2018 and a $3.8 million gain in 2017.  The percentage of oil production hedged under our derivative contracts was 76%, 64%, and 62% in 2019, 2018, and 2017, respectively. The weighted average oil price on our settled derivative contracts in 2019, 2018, and 2017 was $61.51, $59.27, and $52.61, respectively. Our average realized price (including all cash derivative settlements) in 2019 was $45.82 per Boe compared to $50.50 per Boe in 2018, and $42.16 per Boe in 2017.  The gain (loss) on settled derivatives increased our average realized price per Boe by $3.15 in 2019, decreased our average realized price per Boe by $2.45 in 2018 and increased our average realized price per Boe by $0.70 in 2017.

Mark-to-market derivative gains and losses was a loss of $173.2 million in 2019 compared to a gain of $207.9 million in 2018 and a loss of $18.4 million in 2017.  Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our derivatives.  Any gains on our derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date.  At December 31, 2019, all of our derivative contracts are recorded at their fair value, which was a net liability of $5.2 million, a decrease of $182.9 million from the $177.7 million net asset recorded as of December 31, 2018.  The decrease in the net liability at December 31, 2019 as compared to December 31, 2018 was primarily due to changes in forward oil prices relative to prices on our open oil derivative contracts since December 31, 2019.  Our open oil derivative contracts are summarized in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $118.9 million in 2019 compared to $66.6 million in 2018 and $49.7 million in 2017.  On a per unit basis, production expenses increased 18% from $7.15 per Boe in 2018 to $8.44 per Boe in 2019 due primarily to fixed costs related to shut-in and/or curtailed production as well as higher per unit costs for processing and saltwater disposal charges.  On an absolute dollar basis, the 78% increase in our production expenses in 2019 compared to 2018 was primarily due to a 51% increase in production and an 18% increase in per unit costs.  On a per unit basis, our production expenses decreased from $9.21 per Boe in 2017 to $7.15 per Boe in 2018 due primarily to higher production levels over which fixed costs are spread.  On an absolute dollar basis, our production expenses in 2018 were 34% higher when compared to 2017 due primarily to a 73% increase in production and a 42% increase in net producing wells, offset by the decline in per unit costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales.  Higher production levels in 2019 as compared to 2018, and in 2018 as compared to 2017, increased the taxable base that is used to calculate production taxes. Production taxes were $57.8 million in 2019 compared to $45.3 million in 2018 and $20.6 million in 2017.  As a percentage of oil and natural gas sales, our production taxes were 9.6%, 9.2% and 9.2% in 2019, 2018 and 2017, respectively. The higher average production tax rates in 2019, compared to 2018 and 2017, is due to an increase in our oil sales as a percentage of our total oil and gas sales. Oil sales are taxed at a higher rate than gas sales.

General and Administrative Expenses

General and administrative expenses were $23.6 million for 2019 compared to $14.6 million for 2018 and $19.0 million for 2017. The increase in 2019 compared to 2018 was primarily due to a $5.7 million increase in compensation expense, $4.1 million of which was an increase in non-cash share-based compensation, due in part to additions to our executive team that occurred late in the second quarter of 2018 and the timing of our 2018 and 2019 performance-based equity awards. The increase in 2019 was also due to a $0.8 million cash severance charge incurred with the departure of an executive officer during the fourth quarter of 2019 and $1.8 million in legal and advisory fees incurred in 2019 in connection with the VEN Bakken Acquisition.

General and administrative expenses in 2018 as compared to 2017 were lower due in part to a $3.6 million litigation settlement charge in the third quarter of 2017 and a $1.2 million reversal of non-cash share-based compensation expense in connection with the resignation of a former executive officer in the first quarter of 2018.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $210.2 million in 2019 compared to $119.8 million in 2018 and $59.5 million in 2017.  Depletion expense, the largest component of DD&A, was $14.84 per Boe in 2019 compared to $12.75 per Boe in 2018 and $10.89 per Boe in 2017.  The aggregate increase in depletion expense for 2019 compared to 2018 was driven by a 51% increase in production levels and a 16% increase in the depletion rate per Boe. The 2019 depletion rate per Boe was higher due to the impact of recent acquisitions in 2019 and 2018. The aggregate increase in depletion expense for 2018 compared to 2017 was driven by an 73% increase in production levels and a 17% increase in the depletion rate per Boe. The 2018 depletion rate per Boe was higher due to an increase in well costs and the impact of acquisitions in 2018.  The following table summarizes DD&A expense per Boe for 2019, 2018 and 2017:

	Year Ended December 31,				Year Ended December 31,
	2019	2018	Change	Change	2018	2017	Change	Change
Depletion	$14.84	$12.75	$2.09	16%	$12.75	$10.89	$1.86	17%
Depreciation, Amortization, and Accretion	0.08	0.12	(0.04)	(33)%	0.12	0.12	—	—%
Total DD&A expense	$14.92	$12.87	$2.05	16%	$12.87	$11.01	$1.86	17%

Impairment of Oil and Natural Gas Properties

We did not have any impairment of our proved oil and gas properties in 2019, 2018, and 2017. Depending on future commodity price levels, the trailing twelve-month average price used in the ceiling calculation may decline, which could cause future write downs of our oil and natural gas properties. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analysis in future periods.

Interest Expense

Interest expense, net of capitalized interest, was $79.2 million in 2019 compared to $86.0 million in 2018 and $70.3 million in 2017.  The decrease in interest expense for 2019 as compared to 2018 was primarily due to lower interest rates on our Revolving Credit Facility compared to our prior term loan facility, which was retired in October 2018. The increase in interest expense for 2018 as compared to 2017 was primarily due to an increase in average borrowings outstanding between periods, with higher interest rates and a lower amount of capitalized interest cost. A portion of the increased interest expense was non-cash payment-in-kind interest under our Second Lien Notes. The higher interest rates were associated in large part with our prior term loan facility, which was retired in October 2018 and replaced with a lower cost and more flexible Revolving Credit Facility.

Loss on the Extinguishment of Debt

        As a result of the November 2019 refinancing transactions (see Note 4 to our financial statements), we recorded a loss on the extinguishment of debt of $23.2 million for the year ended December 31, 2019 based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof. During 2018, we recorded a loss on extinguishment of debt of $173.4 million as a result of the exchange agreements and early redemptions of our 8% senior unsecured notes and our term loan facility (see Note 4 to our financial statements), based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof. During 2017, we recorded a loss on extinguishment of debt of $1.0 million as a result of the early termination of a prior revolving credit facility.

Debt Exchange Derivative Gain (Loss)

        In connection with certain exchange transactions with respect to our Unsecured Notes (described as the “Additional 2018 Exchanges” in Note 4 to our financial statements), we incurred debt exchange derivative liabilities during 2018. During the year ended December 31, 2019, we recorded a debt exchange derivative liability gain of $1.4 million due to the change in the fair value of these liabilities (see Note 11 to our financial statements). During the year ended December 31, 2018, we recorded a debt exchange derivative liability loss of $0.6 million due to the change in the fair value of these liabilities (see Note 11 to our financial statements). There was no debt exchange derivative liability gain or loss during 2017 because we did not incur any such liabilities until 2018. As of December 31, 2019, there were no remaining outstanding debt exchange derivative liabilities.

Contingent Consideration Gain (Loss)

        In connection with the W Energy Acquisition and the Pivotal Acquisition that closed in 2018, (see Note 3 to our financial statements), we incurred contingent consideration liabilities during 2018. During the year ended December 31, 2019, and 2018, we recorded a contingent consideration loss of $29.5 million and $29.0 million, respectively, due to the change in the fair value of these liabilities (see Note 11 to our financial statements). There was no contingent consideration gain or loss during 2017 because we did not incur any such liabilities until 2018. As of December 31, 2019, there were no remaining outstanding contingent consideration liabilities.

Income Tax Benefit

We recognized income tax benefit of zero, $0.1 million, and $1.6 million in 2019, 2018, and 2017, respectively. The effective tax rate was zero, zero, and 14.6% in 2019, 2018, and 2017, respectively. In 2018, and 2017, the tax benefits recognized related to the utilization of our alternative minimum tax credit as a result of favorable tax incentives. We have recorded a valuation allowance against effectively all of our net deferred tax assets due to uncertainty regarding their realization in 2019 and 2018.

We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and potential future earnings, we believe that there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of any portion of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. For further discussion of our valuation allowance, see Note 10 to our financial statements.

Non-GAAP Financial Measures

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures. Net income (loss) is the most directly comparable GAAP measure for both Adjusted Net Income and Adjusted EBITDA, and tabular reconciliations for these measures are included below. We recorded a net loss of $76.3 million (representing $0.20 per diluted share) for 2019, compared to net income of $143.7 million (representing $0.61 per diluted share) for 2018 and a net loss of $9.2 million (representing $0.15 per diluted share) for 2017.

We define Adjusted Net Income (Loss) as net income (loss) excluding (i) unrealized (gain) loss on derivatives, net of tax, (ii) financing expense, net of tax, (iii) impairment of other current assets, net of tax, (iv) write-off of debt issuance costs, net of tax, (v) loss on the extinguishment of debt, net of tax, (vi) debt exchange derivative (gain) loss, net of tax, (vii) certain legal settlements, net of tax, (viii) contingent consideration loss, net of tax, and (ix) acquisition transaction costs, net of tax.  Our Adjusted Net Income for 2019 was $120.9 million (representing $0.31 per diluted share) as compared to Adjusted Net Income for 2018 of $140.7 million (representing $0.59 per diluted share) and Adjusted Net Income of $8.5 million (representing $0.14 per diluted share) for 2017. The decrease in Adjusted Net Income in 2019 compared to 2018 was primarily due to lower realized commodity prices (after the effect of settled derivatives) and increased per unit production expenses, which were partially offset by higher production volumes and lower interest costs. The increase in Adjusted Net Income in 2018 compared to 2017 was primarily due to significantly higher production volumes as a result of our acquisitions and organic growth, decreased per unit expenses and higher realized commodity prices (after the effect of settled derivatives), which were partially offset by higher interest costs.

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization, and accretion, (iv) unrealized (gain) loss on derivatives, (v) non-cash stock based compensation expense, (vi) write-off of debt issuance costs, (vii) loss on the extinguishment of debt, (viii) impairment of other current assets, (ix) debt exchange derivative (gain) loss, (x) contingent consideration loss, (xi) financing expense, and (xii) cash severance expense.  Adjusted EBITDA for 2019 was $454.2 million, compared to Adjusted EBITDA of $349.3 million in 2018 and $144.7 million in 2017.  The increase in Adjusted EBITDA in 2019 as compared to 2018 was primarily due to significantly higher production volumes, partially offset by higher per unit production expenses and lower realized commodity prices (after the effect of settled derivatives).  The increase in Adjusted EBITDA in 2018 as compared to 2017 was primarily due to significantly higher production volumes as a result of our acquisitions and organic growth, decreased per unit expenses and higher realized commodity prices (after the effect of settled derivatives).

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

Reconciliation of Adjusted Net Income

	Years Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017
Net Income (Loss)	$(76,318)	$143,689	$(9,194)
Add:
Impact of Selected Items:
Unrealized (Gain) Loss on Derivatives	173,214	(207,892)	18,443
Financing Expense	1,447	884	—
Impairment of Other Current Assets	6,398	—	—
Write-off of Debt Issuance Costs	—	—	95
Loss on the Extinguishment of Debt	23,187	173,430	993
Debt Exchange Derivative (Gain) Loss	(1,390)	598	—
Contingent Consideration Loss	29,512	28,968	—
Legal Settlements	—	—	3,589
Acquisition Transaction Costs	1,763	—	—
Selected Items, Before Income Taxes	234,130	(4,012)	23,121
Income Tax of Selected Items(1)	(36,898)	983	(5,388)
Selected Items, Net of Income Taxes	197,232	(3,029)	17,733

Adjusted Net Income	$120,914	$140,660	$8,539

Weighted Average Shares Outstanding – Basic	387,084,651	236,206,457	62,408,855
Weighted Average Shares Outstanding – Diluted	394,805,513	236,773,911	62,769,234

Net Income (Loss) Per Common Share – Basic	$(0.20)	$0.61	$(0.15)
Add:
Impact of Selected Items, Net of Income Taxes	0.51	(0.01)	0.29
Adjusted Net Income Per Common Share – Basic	$0.31	$0.60	$0.14

Net Income (Loss) Per Common Share – Diluted	$(0.19)	$0.61	$(0.15)
Add:
Impact of Selected Items, Net of Income Taxes	0.50	(0.02)	0.29
Adjusted Net Income Per Common Share – Diluted	$0.31	$0.59	$0.14
_______________
(1)The 2019 column represents a tax impact using an estimated tax rate of 24.5% and includes an adjustment of $20.5 million for changes in our valuation allowance. The 2018 column represents a tax impact using an estimated tax rate of 24.5% and does not include any adjustments for changes in our valuation allowance. The 2017 column represents a tax impact using an estimated tax rate of 39.1% and includes adjustments for changes in our valuation allowance of $3.7 million, excluding the impact for the Act that was enacted on December 22, 2017.

Reconciliation of Adjusted EBITDA

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net Income (Loss)	$(76,318)	$143,689	$(9,194)
Add:
Interest Expense	79,229	86,005	70,286
Income Tax Provision (Benefit)	—	(55)	(1,570)
Depreciation, Depletion, Amortization and Accretion	210,201	119,780	59,500
Impairment of Other Current Assets	6,398	—	—
Non-Cash Stock-Based Compensation	7,955	3,876	6,107
Write-off of Debt Issuance Costs	—	—	95
Loss on the Extinguishment of Debt	23,187	173,430	993
Debt Exchange Derivative (Gain) Loss	(1,390)	598	—
Contingent Consideration Loss	29,512	28,968	—
Financing Expense	1,447	884	—
Cash Severance Expense	759	—	—
Unrealized (Gain) Loss on Derivatives	173,214	(207,892)	18,443
Adjusted EBITDA	454,193	349,283	144,661

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

On July 1, 2019, we closed on the VEN Bakken Acquisition, for which we paid total estimated consideration consisting of $175.5 million in cash, 5,602,147 shares of common stock and $130.0 million in principal amount of a newly issued 6.0% Senior Unsecured Promissory Note due 2022 (the “Unsecured VEN Bakken Note”).

In November 2019, we completed a series of refinancing transactions to improve liquidity, reduce fixed charges and strengthen our balance sheet. The primary components of these transactions included the following:

•We amended and restated our Revolving Credit Facility, with various changes including an increase in the borrowing base from $425.0 million to $800.0 million.
•We completed a cash tender offer to redeem and repay $200.0 million in principal amount of our 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”), funded with borrowings under our Revolving Credit Facility and cash proceeds from the issuance of shares of our new 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).
•We redeemed and repaid an additional $70.8 million in principal amount of Second Lien Notes in exchange for the issuance of additional shares of Series A Preferred Stock.
•We completed a consent solicitation to amend certain terms of our Second Lien Notes, including, among various other changes, to (a) allow for the expansion of the Revolving Credit Facility by increasing the Company’s debt capacity under the debt covenant, (b) remove certain restrictive covenants, and (c) provide for a customary restricted payments builder basket and other mechanics to facilitate our allocation of capital.

As of December 31, 2019 , we had (i) long-term debt consisting of $580.0 million of borrowings under our Revolving Credit Facility, $417.7 million aggregate principal amount of Second Lien Notes and $130.0 million aggregate principal amount under the Unsecured VEN Bakken Note, and (ii) $236.1 million in liquidity, consisting of $220.0 million of borrowing base availability under our Revolving Credit Facility and $16.1 million of cash on hand.

Subsequent to the end of 2019, in January 2020, we further strengthened our balance sheet by entering into several separately negotiated agreements whereby, in the aggregate, we repurchased and retired $76.7 million in principal amount of Second Lien Notes in exchange for aggregate consideration to the holders consisting of $2.5 million in cash and 794,702 newly-issued shares of Series A Preferred Stock having an aggregate liquidation preference of $79.5 million.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 80% and 84% of our total production volumes in 2019 and 2018, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in the price of crude oil with respect to a portion of our expected oil production. For the years ended 2019 and 2018, we hedged approximately 76% and 64% of our crude oil production, respectively. For a summary as of December 31, 2019, of our open commodity swap contracts for future periods, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below.

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

At December 31, 2019, we had a working capital deficit of $70.4 million, compared to a deficit of $3.1 million at December 31, 2018.  Current assets decreased by $95.4 million and current liabilities decreased by $28.0 million at December 31, 2019, compared to December 31, 2018.  The decrease in current assets in 2019 as compared to 2018 is primarily due to a decrease of $110.2 million in our derivative instruments, due to the change in fair value as a result of oil price projections, which was partially offset by an $11.9 million increase in accounts receivable primarily due to our increased production levels and a cash balance of $13.7 million.  The change in current liabilities in 2019 as compared to 2018 is primarily due to a $58.1 million reduction in contingent consideration liabilities incurred in connection with our Pivotal and W Energy Acquisitions (see Notes 3 and 11 to our financial statements), and an $18.2 million reduction in our debt exchange derivative liabilities (see Notes 4 and 11 to our financial statements). The foregoing was partially offset by an increase of $41.5 million in accounts payable and accrued expenses primarily as a result of increased development activity and an $11.3 million increase in derivative instruments as a result of forward oil prices changes.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts.  Our cash flows from operations also are impacted by changes in working capital. Any payments due to counterparties under our derivative contracts are generally funded by proceeds received from the sale of our production.  Production receipts, however, lag payments to the counterparties.  Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility.  As of December 31, 2019, we had entered into derivative swap contracts hedging 9.8 million barrels of oil in 2020 at an average price of $57.98 per barrel, 6.2 million barrels of oil in 2021 at an average price of $55.78 per barrel and 1.4 million barrels of oil in 2022, at an average price per barrel of $52.57, respectively. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Our cash flows for the years ended December 31, 2019, 2018 and 2017 are presented below:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net Cash Provided by Operating Activities	$339,750	$244,262	$72,967
Net Cash Used for Investing Activities	(569,128)	(474,519)	(119,240)
Net Cash Provided by Financing Activities	243,088	130,431	141,970
Net Change in Cash	$13,710	$(99,826)	$95,697

Cash Flows from Operating Activities

Net cash provided by operating activities in 2019 was $339.7 million, compared to $244.3 million in 2018. This increase was due a 51% year-over-year increase in production levels and lower interest costs, partially offset by a 9% decrease in realized prices (including the effect of settled derivatives). Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the year ended December 31, 2019 was a decrease of $37.5 million compared to a decrease of $25.7 million in 2018. The increase in net cash provided by operating activities in 2018 was caused by improving commodity prices and a 73% year-over-year increase in production levels, which was partially offset by a $26.7 million reduction in settled derivatives when compared to 2017.

Cash Flows from Investing Activities

We had cash flows used in investing activities of $569.1 million, $474.5 million and $119.2 million during the years ended December 31, 2019, 2018 and 2017, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  The year-over-year increase in cash used in investing activities in 2019 was attributable to higher development spending and our VEN Bakken acquisition. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $161.7 million and $129.5 million at December 31, 2019 and 2018, respectively, as a result of increased activity in the Williston Basin. The year-over-year increase in cash used in investing activities in 2018 was attributable to higher development spending and acquisitions, in particular our Salt Creek, Pivotal and W Energy acquisitions when compared to 2017. During 2019, 2018 and 2017 we added 43.0 (excluding already producing wells from acquisitions), 31.2 and 16.9 net wells to production, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred.  As a result, our actual cash spending is not always reflective of current levels of development activity.  For instance, during the year ended December 31, 2019, our capitalized costs incurred, excluding non-cash consideration, assumed derivative liabilities, and the issuance of the Unsecured VEN Bakken Note from our VEN Bakken Acquisition, for oil and natural gas properties (e.g. drilling and completion costs, acquisitions, and other capital expenditures) amounted to $603.9 million, while the actual cash spend in this regard amounted to $568.0 million.

Development and acquisition activities are discretionary.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the years ended December 31, 2019, 2018 and 2017 are summarized in the following table:

	Year Ended December 31,
(In millions)	2019	2018	2017
Drilling and Development Capital Expenditures	$337.5	$216.0	$104.2
Acquisition of Oil and Natural Gas Properties	229.0	257.8	14.4
Other Capital Expenditures	1.3	0.7	0.8
Total	$567.8	$474.5	$119.4

Cash Flows from Financing Activities

Net cash provided by financing activities was $243.1 million, $130.4 million and $142.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The cash provided by financing activities in 2019 was primarily related to net increase in borrowings of $440.0 million and $70.9 million for issuance of preferred stock (See Note 5 to our financial statements) which was partially offset by repayments of our Second Lien Notes of $227.5 million in connection with our November 2019 refinancing transaction (See Note 4 to our financial statements). Additionally, we repurchased $15.1 million of common stock and spent $12.2 million in fees in connection with debt financing transactions in 2019. The cash provided by financing activities in 2018 was primarily related to $141.7 million in equity offerings, as well as a net increase in borrowings of $40.0 million during 2018. Additionally, we repurchased $22.2 million of common stock and spent $26.6 million in fees in connection with debt financing transactions in 2018. The cash provided by financing activities in 2017 was primarily related to a net increase in borrowings of $156.0 million which was partially offset by $13.4 million in fees in connection with debt financing transactions in 2017.

Revolving Credit Facility

In November 2019, we entered into a revolving credit facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto (the “Revolving Credit Facility”), which amended and restated our existing revolving credit facility that was entered into on October 5, 2018. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of December 31, 2019, the Revolving Credit Facility had a borrowing base of $800.0 million and we had $580.0 million of borrowings outstanding under the facility, leaving $220.0 million in available borrowing capacity. See Note 4 to our financial statements for further details regarding the Revolving Credit Facility.

Second Lien Notes due 2023

As of December 31, 2019, we had $417.7 million in outstanding principal amount of our 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”). See Note 4 to our financial statements for further details regarding the Second Lien Notes.

Unsecured VEN Bakken Note

As of December 31, 2019, we had $130.0 million in outstanding principal amount under the Unsecured VEN Bakken Note. See Note 4 to our financial statements for further details regarding the Unsecured VEN Bakken Note.

Series A Preferred Stock

As of December 31, 2019, we had 1.5 million outstanding shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), having an aggregate liquidation preference of $150.0 million. See Note 5 to our financial statements for further details regarding the Series A Preferred Stock.

2020 Capital Expenditure Budget

Our board of directors has approved a capital expenditure budget for calendar year 2020.  However, the amount, timing and allocation of capital expenditures are largely discretionary and subject to change based on a variety of factors.  If oil, NGL and natural gas prices decline below our acceptable levels, or costs increase above our acceptable levels, we may choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow.  We may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive.  We will carefully monitor and may adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing and joint venture opportunities, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, reduction of service costs, contractual obligations, internally generated cash flow and other factors both within and outside our control.  For additional information on the impact of changing prices and market conditions on our financial position, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Satisfaction of Our Cash Obligations for the Next Twelve Months

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

Contractual Obligations and Commitments

The following table summarizes our obligations and commitments at December 31, 2019 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

	Payment due by Period (In thousands)
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office Leases(1)	$361	$340	$—	$—	$701
Long Term Debt(2)	—	547,733	580,000	—	1,127,733
Cash Interest Expense on Debt(3)	68,128	130,406	60,304	—	258,838
Total	$68,489	$678,479	$640,304	$—	$1,387,272
_______________________

(1)Office leases through 2021
(2)Revolving Credit Facility, Second Lien Notes and Unsecured VEN Bakken Note (see Note 4 to our financial statements)
(3)Cash interest on our Revolving Credit Facility, Second Lien Notes and Unsecured VEN Bakken Note are estimated assuming no principal repayment until the due date.

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

Oil and Natural Gas Reserves

The determination of depreciation, depletion and amortization expense as well as impairments that are recognized on our oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves attributable to our properties.  Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment.  For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of oil and natural gas and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change.  Approximately 41% of our proved oil and gas reserve volumes are categorized as proved undeveloped reserves. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.

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

External petroleum engineers independently estimated all of the proved reserve quantities included in our financial statements, and were prepared in accordance with the rules promulgated by the SEC. In connection with our external petroleum engineers performing their independent reserve estimations, we furnish them with the following information that they review: (1) technical support data, (2) technical analysis of geologic and engineering support information, (3) economic and production data and (4) our well ownership interests. The independent petroleum engineers, Cawley, Gillespie & Associates, Inc., evaluated 100% of our estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2019.

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

Capitalized amounts except unproved costs are depleted using the units of production method.  The depletion expense per unit of production is the ratio of the sum of our unamortized historical costs and estimated future development costs to our proved reserve volumes.  Estimation of hydrocarbon reserves relies on professional judgment and use of factors that cannot be precisely determined.  Subsequent reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting periods.  For the year ended December 31, 2019, our average depletion expense per unit of production was $14.84 per Boe.  A 10% decrease in our estimated net proved reserves at December 31, 2019 would result in a $2.28 per Boe increase in our 12-month per unit depletion rate.

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

At December 31, 2019, we performed an impairment review using prices that reflect an average of 2019’s monthly prices as prescribed pursuant to the SEC’s guidelines.  For the years ended December 31, 2019, 2018 and 2017, we did not record any full cost impairment expense. If a low price environment reoccurs, we might be required to further write down the value of our oil and gas properties.  In addition, capitalized ceiling impairment charges may occur if estimates of proved reserves are substantially reduced or estimates of future development costs increase significantly.  See “Item 2. Properties” for a discussion of our reserve estimation assumptions.

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

As of December 31, 2019, our natural gas production was in balance, meaning our cumulative portion of natural gas production taken and sold from wells in which we have an interest equaled our entitled interest in natural gas production from those wells.

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

All derivative positions are carried at their fair value on the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to gain (loss) on derivative instruments, net on the statements of operations rather than as a component of accumulated other comprehensive income or other income (expense).  The resulting cash flows from derivatives are reported as cash flows from operating activities. See Note 12 to our financial statements for a description of the derivative contracts.

Income Taxes

As of December 31, 2019 and 2018, we had recorded $0.2 million and $0.4 million net deferred tax assets, respectively.

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

During 2019, in evaluating whether it was more-likely-than-not that our deferred tax asset was recoverable from future net income, we considered all positive and negative evidence available. We will continue to assess the need for a valuation allowance against deferred tax assets considering all available evidence obtained in future reporting periods. See Note 10 to our financial statements for additional discussion of our income taxes.

On December 22, 2017, the United States enacted the Act which made significant changes that affect the Company. The Act is a comprehensive tax reform bill containing a number of other provisions that either currently or in the future could impact the Company. The Company has completed the analysis of the Act and does not expect a material change due to the transition impacts. Any changes that do arise due to changes in interpretations of the Act, legislative action to address questions that arise because of the Act, changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts will be disclosed in future periods as they arise. The effect of certain limitations effective for the tax year 2018 and forward, specifically related to the deductibility of executive compensation and interest expense, have been evaluated.

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

The following table summarizes our open commodity swap contracts as of December 31, 2019, by fiscal quarter.

Settlement Period	Oil (Barrels)	Weighted Average Price ($)
Swaps-Crude Oil
2020:
Q1	2,649,356	57.91
Q2	2,522,778	57.61
Q3	2,409,348	58.45
Q4	2,234,362	57.99
2021(1):
Q1	1,712,550	56.74
Q2	1,610,708	57.24
Q3	1,418,410	54.35
Q4	1,409,506	54.37
2022(2):
Q1	453,780	53.07
Q2	312,280	52.30
Q3	306,576	52.33
Q4	300,230	52.35

_____________

(1)We have entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 0.1 million barrels for 2021 are exercisable on or about December 31, 2020. If the counterparties exercise all such options, the notional volume of our existing crude oil derivative contracts will increase as follows for 2021: (i) for the first quarter of 2021, by 67,500 barrels at a weighted average price of $57.63 per barrel and (ii) for the second quarter of 2021, by 68,250 barrels at a weighted average price of $57.63 per barrel.
(2)We have entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 2.4 million barrels for 2022 are exercisable on or about December 31, 2021. If the counterparties exercise all such options, the notional volume of our existing crude oil derivative contracts will increase as follows for 2022: (i) for the first quarter of 2022, by 830,250 barrels at a weighted average price of $55.01 per barrel, (ii) for the second quarter of 2022, by 839,475 barrels at a weighted average price of $55.01 per barrel, (iii) for the third quarter of 2022, by 365,700 barrels at a weighted average price of $55.15 per barrel, and (iv) for the fourth quarter of 2022, by 365,700 barrels at a weighted average price of $55.15 per barrel.

Interest Rate Risk

Our long-term debt as of December 31, 2018 is comprised of borrowings that contain fixed and floating interest rates.  The Second Lien Notes and our Unsecured VEN Bakken Note bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at the base rate or LIBOR, plus an applicable margin. The base rate is a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans ranges from 200 to 300 basis points, in each case depending on the percentage of the borrowing base utilized. Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December. All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at December 31, 2019 would cost us approximately $5.8 million in additional annual interest expense.

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

As of December 31, 2019, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2019.

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our Company’s internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Northern Oil and Gas, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Northern Oil and Gas, Inc. (the “Company”) as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 12, 2020, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 12, 2020

Item 9B. Other Information

None.

PART III
Certain information required by this Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2020 (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2019.  Except for those portions specifically incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance

The information appearing under the headings “Proposal 1: Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer and persons performing similar functions.  A copy is available on our website at www.northernoil.com.  We intend to post on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics pursuant to the rules of the SEC and NYSE American.

Information About Our Executive Officers

Our executive officers, their ages and offices held are as follows:

Name	Age	Positions
Nicholas O’Grady	41	Chief Executive Officer
Chad Allen	38	Chief Financial Officer
Adam Dirlam	36	Chief Operating Officer
Michael Kelly	38	Executive Vice President, Finance
Erik Romslo	42	Chief Legal Officer & Secretary

Nicholas O’Grady has served as our Chief Executive Officer since January 2020. Prior to that, he served as our Chief Financial Officer from June 2018 to September 2019, and as our Chief Financial Officer & President from September 2019 to December 2019. Mr. O’Grady has nearly two decades of finance experience, both as an investment banker and as a principal investor. Mr. O’Grady began his career in the Natural Resources investment banking group at Bank of America. Later moving to the hedge fund industry, he worked at firms such as Highbridge Capital Management. Prior to joining our company, he worked as a senior credit analyst and portfolio manager at Hudson Bay Capital Management from September 2014 to May 2018, where he focused on energy-related equities, public credit, private and direct investments. Previously, he worked as a portfolio manager at Bluecrest Capital Management from November 2013 to June 2014, and at Sigma Capital Management from April 2012 to October 2013. Mr. O’Grady holds a bachelor’s degree in both history and economics from Bowdoin College in Brunswick, Maine.

Chad Allen has served as our as our Chief Financial Officer since January 2020. Prior to that, he served as our Chief Accounting Officer from August 2016 to December 2019, prior to which he served as the company’s Corporate Controller since joining Northern in August of 2013. Mr. Allen served as the company’s Interim Chief Financial Officer from January-May 2018. Prior to joining our company, Mr. Allen was in the audit practice with Grant Thornton LLP from 2010 to 2013, and in the audit practice at RSM US LLP (formerly McGladrey & Pullen, LLP) from 2004 to 2010. Mr. Allen holds a bachelor’s degree in accounting from Minnesota State University, Mankato and is a Certified Public Accountant.

Adam Dirlam has served as our Chief Operating Officer since January 2020. Prior to that, he served as our Executive Vice President – Land & Operations since June 2018, prior to which he served as the company’s Senior Vice President of Land & Operations since 2013 and other various roles with the company since 2009. Prior to joining our company, Mr. Dirlam served in various finance and accounting roles for Honeywell International. Mr. Dirlam holds a bachelor’s degree from the University of St. Thomas and a master’s degree from the University of Minnesota - Carlson School of Management.

Michael Kelly has served as our Executive Vice President of Finance since January 2020. Prior to joining our company, Mr. Kelly was a Partner at Seaport Global Securities, where he had worked since 2011. Most recently, Mr. Kelly was the Head of E&P Research at Seaport, covering over 30 companies in the exploration and production sector. Prior to Seaport, Mr. Kelly spent over five years working as an energy analyst for Kennedy Capital Management in St. Louis. Mr. Kelly earned his MBA at Washington University’s Olin School of Business and his undergraduate degree from Trinity University in San Antonio and is a CFA charterholder.

Erik Romslo has served as our Chief Legal Counsel and Secretary since January 2020. Prior to that, he served as our General Counsel and Secretary from October 2011 to December 2019 and as an Executive Vice President from January 2013 to December 2019. Prior to joining our company, Mr. Romslo practiced law in the Minneapolis office of our outside counsel, Faegre Drinker Biddle & Reath LLP (Faegre & Benson LLP), from 2005 until 2011, where he was a member of the Corporate group.  Prior to joining Faegre, Mr. Romslo practiced law in the New York City office of Fried, Frank, Harris, Shriver & Jacobson LLP.  Mr. Romslo holds a bachelor’s degree from St. Olaf College and a law degree from the New York University School of Law.

Item 11.  Executive Compensation

The information appearing under the headings “Executive Compensation” and “Compensation Committee Report,” and the information regarding compensation committee interlocks and insider participation under the heading “Corporate Governance,” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	—	—	12,613,710
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	12,613,710

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

Exhibit No.	Description	Reference
2.1	Purchase and Sale Agreement, dated July 17, 2018, by and between Pivotal Williston Basin, LP and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2018
2.2	Purchase and Sale Agreement, dated July 17, 2018, by and between Pivotal Williston Basin II, LP and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2018
2.3	Purchase and Sale Agreement, dated July 27, 2018, by and between WR Operating LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2018
2.4	First Amendment to Purchase and Sale Agreement, dated September 25, 2018, by and between WR Operating LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2018
2.5	Share Repurchase Agreement, dated November 7, 2018, by and between W Energy Partners LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.5 to the Amendment No. 1 to Registration Statement on Form S-3/A filed with the SEC on December 12, 2018 (file no. 333-227945)
2.6	Share Repurchase Agreement, dated November 1, 2018, by and between Pivotal Williston Basin, LP and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.6 to the Amendment No. 1 to Registration Statement on Form S-3/A filed with the SEC on December 12, 2018 (file no. 333-227945)
2.7	Share Repurchase Agreement, dated November 1, 2018, by and between Pivotal Williston Basin II, LP and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.7 to the Amendment No. 1 to Registration Statement on Form S-3/A filed with the SEC on December 12, 2018 (file no. 333-227945)
2.8	Purchase and Sale Agreement, dated April 18, 2019, by and between VEN Bakken, LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2019
2.9	Share Repurchase Agreement, dated January 4, 2019, by and between W Energy Partners LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 10-Q filed with the SEC on May 10, 2019
2.10	Securities Purchase and Sale Agreement, dated December 30, 2019, by and among Northern Oil and Gas, Inc. and Diameter Master Fund LP	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2020
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc. dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018

3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018
3.3	Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
4.1	Description of Northern Oil and Gas, Inc. Capital Stock	Filed herewith
4.2	Indenture, dated May 18, 2012, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2012
4.3	Indenture, dated May 18, 2015, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.000% Senior Note due 2020)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2015
4.4	Indenture, dated May 15, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.50% Senior Secured Second Lien Notes due 2023)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
4.5	First Supplemental Indenture, dated September 18, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
4.6	Second Supplemental Indenture, dated October 5, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
4.7	Third Supplemental Indenture, dated November 22, 2019, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
4.8	Form of certificate for the 6.500% Series A Perpetual Cumulative Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
10.1	Amended and Restated Credit Agreement, dated October 5, 2018, among Northern Oil and Gas, Inc., Royal Bank of Canada, as administrative agent, and the lenders from time to time party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
10.2	Corrective Amendment to Amended and Restated Credit Agreement, dated October 31, 2018, by and among Northern Oil and Gas, Inc. and Royal Bank of Canada	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.3	First Amendment to Amended and Restated Credit Agreement, dated December 31, 2018, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2019
10.4	Letter Agreement, dated January 2, 2015 by and among Robert B. Rowling, Cresta Investments, LLC, Cresta Greenwood, LLC, TRT Holdings, Inc. and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2015
10.5	Letter Agreement, dated January 25, 2017 by and among TRT Holdings, Inc., Cresta Investments, LLC, Cresta Greenwood, LLC, Robert Rowling, Michael Popejoy, Michael Frantz and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2017
10.6	Amended and Restated Letter Agreement, dated as of May 15, 2018, by and among Robert B. Rowling, Cresta Investments, LLC, Cresta Greenwood, LLC, TRT Holdings, Inc., Bahram Akradi and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.7	Letter Agreement, dated July 21, 2017, by and between Northern Oil and Gas, Inc. and Bahram Akradi	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017

10.8	Registration Rights Agreement, dated as of May 15, 2018, among Northern Oil and Gas, Inc. and the holders party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.9	Registration Rights Agreement, dated as of May 15, 2018, among Northern Oil and Gas, Inc. and TRT Holdings, Inc., Cresta Investments, LLC and Cresta Greenwood, LLC	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.10	Registration Rights Agreement, dated as of May 15, 2018, among Northern Oil and Gas, Inc. and TPG Specialty Lending, Inc., TOP III Finance 1, LLC and TAO Finance 1, LLC	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.11	Registration Right Agreement, dated October 5, 2018, between Northern Oil and Gas, Inc. and RBC Capital, LLC, as representative of the Initial Purchasers	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
10.12	Registration Rights Agreement, dated September 17, 2018, between Pivotal Williston Basin, LP, Pivotal Williston Basin II, LP, and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
10.13	Registration Rights Agreement, dated October 1, 2018, by and between WR Operating LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2018
10.14*	Amended and Restated Employment Agreement, dated May 24, 2018, between Northern Oil and Gas, Inc. and Michael Reger	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2018
10.15*	Amended and Restated Employment Agreement, dated July 5, 2018, between Northern Oil and Gas, Inc. and Michael Reger	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2018
10.16*	Employment Agreement, dated May 24, 2018, between Northern Oil and Gas, Inc. and Nicholas O’Grady	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2018
10.17*	Amended and Restated Employment Agreement, dated June 1, 2018, between Northern Oil and Gas, Inc. and Erik Romslo	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2018
10.18*	Amended and Restated Employment Agreement, dated June 1, 2018, between Northern Oil and Gas, Inc. and Chad Allen	Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2018
10.19*	Amended and Restated Employment Agreement, dated June 1, 2018, between Northern Oil and Gas, Inc. and Adam Dirlam	Incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2018
10.20*	Amended and Restated Employment Agreement, dated July 5, 2018, between Northern Oil and Gas, Inc. and Brandon Elliott	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 6, 2018
10.21*	Northern Oil and Gas, Inc. 2013 Incentive Plan (as amended May 26, 2016)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the SEC on April 22, 2016
10.22*	Form of Restricted Stock Award Agreement (Single Trigger) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2013
10.23*	Form of Restricted Stock Award Agreement (Double Trigger) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2013
10.24*	Form of Restricted Stock Award Agreement (Performance Based) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2018
10.25*	Form of Non-Qualified Stock Option Agreement for Non-Employee Director under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2016
10.26*	Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018

10.27*	Form of Restricted Stock Award Agreement (Time-Based Single Trigger) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.28*	Form of Restricted Stock Award Agreement (Time-Based Double Trigger) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.29*	Form of Restricted Stock Award Agreement (Performance-Based Employees) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.30*	Form of Restricted Stock Award Agreement (Performance-Based Directors) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.31	Purchase Agreement, dated September 21, 2018, by and between Northern Oil and Gas, Inc. and RBC Capital Markets, LLC, as representative of the initial purchasers named therein	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2018
10.32	Second Amendment to Amended and Restated Credit Agreement, dated January 14, 2019, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed with the SEC on May 10, 2019
10.33	Third Amendment to Amended and Restated Credit Agreement, dated April 18, 2019, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2019
10.34	Senior Unsecured Promissory Note, dated July 1, 2019, by and among Northern Oil and Gas, Inc. and VEN Bakken, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2019
10.35	Separation and Release Agreement, dated July 31, 2019, by and between Northern Oil and Gas, Inc. and Michael L. Reger	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2019
10.36	Land Acquisition Consulting Agreement, dated July 31, 2019, by and between Northern Oil and Gas, Inc. and Michael Reger	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 2, 2019
10.37	Backstop Commitment Agreement, dated October 21, 2019 by and among Northern Oil and Gas, Inc. and the other signatories thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2019
10.38	Fourth Amendment to Amended and Restated Credit Agreement, dated November 8, 2019, by and among Northern Oil and Gas, Inc., Royal Bank of Canada, and the Lenders party thereto.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2019
10.39	Preferred Stock Purchase and Sale Agreement, dated November 21, 2019, by and among Northern Oil and Gas, Inc. and the other signatories thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
10.40	Second Amended and Restated Credit Agreement, dated November 22, 2019, by and among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
10.41	Transition Agreement, dated December 17, 2019, by and between Northern Oil and Gas, Inc. and Brandon Elliott	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2019
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm Grant Thornton LLP	Filed herewith
23.3	Consent of Cawley, Gillespie & Associates, Inc.	Filed herewith
24.1	Powers of Attorney	Filed herewith (included on signature page)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Report of Cawley, Gillespie & Associates	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL	Filed herewith
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORTHERN OIL AND GAS, INC.

Date:	March 12, 2020	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer; Principal Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints, Nicholas O’Grady and Chad Allen, or either of them, his/her true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection wherewith, with the Commission, granting unto said attorney-in-fact and agent, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Nicholas O’Grady	Chief Executive Officer, Principal Executive Officer	March 12, 2020
Nicholas O’Grady

/s/ Chad Allen	Chief Financial Officer, Principal Financial & Accounting Officer	March 12, 2020
Chad Allen

/s/ Bahram Akradi	Director	March 12, 2020
Bahram Akradi

/s/ Jack King	Director	March 12, 2020
Jack King

/s/ Robert Grabb	Director	March 12, 2020
Robert Grabb

/s/ Lisa Bromiley	Director	March 12, 2020
Lisa Bromiley

/s/ Roy Easley	Director	March 12, 2020
Roy Easley

/s/ Michael Frantz	Director	March 12, 2020
Michael Frantz

/s/ Michael Popejoy	Director	March 12, 2020
Michael Popejoy

NORTHERN OIL AND GAS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Northern Oil and Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Northern Oil and Gas, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statement of operations, statements of stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 12, 2020

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Northern Oil and Gas, Inc.

Opinion on the financial statements
We have audited the accompanying statements of operations, stockholders’ equity (deficit), and cash flows of Northern Oil and Gas, Inc. (a Delaware corporation) (the “Company”) for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2015 to 2018.

Minneapolis, Minnesota
February 23, 2018

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS

(In thousands, except par value and share data)	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$16,068	$2,358
Accounts Receivable, Net	108,274	96,353
Advances to Operators	893	268
Prepaid Expenses and Other	1,964	12,361
Derivative Instruments	5,628	115,870
Income Tax Receivable	210	1,205
Total Current Assets	133,037	228,415

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	4,178,605	3,431,428
Unproved	11,047	4,307
Other Property and Equipment	2,157	997
Total Property and Equipment	4,191,809	3,436,732
Less – Accumulated Depreciation, Depletion and Impairment	(2,443,216)	(2,233,987)
Total Property and Equipment, Net	1,748,593	1,202,745

Derivative Instruments	8,554	61,843
Deferred Income Taxes	210	420
Other Noncurrent Assets, Net	15,071	10,222

Total Assets	$1,905,465	$1,503,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$69,395	$55,015
Accrued Liabilities	110,374	83,237
Accrued Interest	11,615	16,468
Debt Exchange Derivative	—	18,183
Derivative Instruments	11,298	—
Contingent Consideration	—	58,069
Asset Retirement Obligations	795	554
Total Current Liabilities	203,477	231,526

Long-term Debt, Net	1,118,161	830,203
Derivative Instruments	8,079	—
Asset Retirement Obligations	16,759	11,946
Other Noncurrent Liabilities	345	105

TOTAL LIABILITIES	1,346,822	1,073,780

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, Par Value $0.001; 5,000,000 Authorized (12/31/2019 – 1,500,000 Shares Outstanding and 12/31/2018 – No Shares Outstanding)	2	—
Common Stock, Par Value $0.001; 675,000,000 Authorized (12/31/2019 – 406,085,183 Shares Outstanding and 12/31/2018 – 378,333,070 Shares Outstanding)	406	378
Additional Paid-In Capital	1,431,438	1,226,371
Retained Deficit	(873,203)	(796,884)
Total Stockholders’ Equity	558,643	429,865
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,905,465	$1,503,645
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

	December 31,
(In thousands, except share and per share data)	2019	2018	2017
REVENUES
Oil and Gas Sales	$601,218	$493,909	$223,963
Gain (Loss) on Derivative Instruments, Net	(128,837)	185,006	(14,667)
Other Revenue	21	9	24
Total Revenues	472,402	678,924	209,320

OPERATING EXPENSES
Production Expenses	118,899	66,646	49,733
Production Taxes	57,771	45,302	20,604
General and Administrative Expenses	23,624	14,568	18,988
Depletion, Depreciation, Amortization and Accretion	210,201	119,780	59,500
Impairment of Other Current Assets	6,398	—	—
Total Expenses	416,893	246,296	148,825

INCOME (LOSS) FROM OPERATIONS	55,509	432,628	60,495

OTHER INCOME (EXPENSE)
Interest Expense, Net of Capitalization	(79,229)	(86,005)	(70,286)
Write-off of Debt Issuance Costs	—	—	(95)
Loss on the Extinguishment of Debt	(23,187)	(173,430)	(993)
Debt Exchange Derivative Gain (Loss)	1,390	(598)	—
Contingent Consideration Loss	(29,512)	(28,968)	—
Financing Expense	(1,447)	(884)	—
Other Income	158	891	116
Total Other Income (Expense)	(131,827)	(288,994)	(71,258)

INCOME (LOSS) BEFORE INCOME TAXES	(76,318)	143,634	(10,764)

INCOME TAX BENEFIT	—	(55)	(1,570)

NET INCOME (LOSS)	(76,318)	$143,689	$(9,194)

Net Income (Loss) Per Common Share – Basic	$(0.20)	$0.61	$(0.15)
Net Income (Loss) Per Common Share – Diluted	$(0.20)	$0.61	$(0.15)
Weighted Average Shares Outstanding – Basic	387,084,651	236,206,457	62,408,855
Weighted Average Shares Outstanding – Diluted	387,084,651	236,773,911	62,408,855
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

	December 31,
(In thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(76,318)	$143,689	$(9,194)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	210,201	119,780	59,500
Amortization of Debt Issuance Costs	5,307	5,147	4,122
Write-off of Debt Issuance Costs	—	—	95
(Gain) Loss on Extinguishment of Debt	23,187	173,430	993
Amortization of Bond (Premium) Discount on Long-term Debt	(2,705)	(563)	496
Deferred Income Taxes	210	365	(785)
Unrealized (Gain) Loss on Derivative Instruments	173,214	(207,892)	18,443
Legal Settlement	—	—	2,820
Loss on Debt Exchange Derivative	(1,390)	598	—
Loss on Contingent Consideration	29,512	28,968	—
PIK Interest on Second Lien Notes	1,742	2,599	—
Share-Based Compensation Expense	7,955	3,995	3,287
Impairment of Other Current Assets	6,398	—	—
Other	(41)	(120)	32
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(11,542)	(49,122)	(9,717)
Prepaid and Other Expenses	3,997	19,397	(750)
Accounts Payable	(16,928)	(2,704)	3,229
Accrued Liabilities	27,166	(3,517)	254
Accrued Interest	(3,084)	10,212	142
Payment of Contingent Consideration	(37,131)	—	—
Net Cash Provided By Operating Activities	339,750	244,262	72,967

CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and Development Capital Expenditures	(338,788)	(216,692)	(104,998)
Acquisition of Oil and Natural Gas Properties	(229,182)	(257,807)	(14,410)
Proceeds from Sale of Oil and Natural Gas Properties	—	22	171
Proceeds from Sale of Other Property and Equipment	—	46	—
Purchases of Other Property and Equipment	(1,158)	(88)	(3)
Net Cash Used For Investing Activities	(569,128)	(474,519)	(119,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	953,000	190,000	36,000
Repayments on Revolving Credit Facility	(513,000)	(50,000)	(180,000)
Borrowings on Term Loan Credit Agreement	—	60,000	300,000
Repayments on Term Loan Credit Agreement	—	(420,105)	—
Issuance of Second Lien Notes	—	364,369	—
Repayments of Second Lien Notes	(227,470)	—	—
Repayments of Senior Unsecured Notes	—	(104,215)	—
Debt Issuance Costs Paid	(12,219)	(26,648)	(13,362)
Debt Derivative Exchange Settlements	(1,044)	(1,769)	—
Contingent Consideration Settlements	(11,278)	—	—
Issuance of Common Stock	—	141,674	—
Repurchases of Common Stock	(15,108)	(22,195)	—
Issuance of Preferred Stock	70,868	—	—
Restricted Stock Surrenders - Tax Obligations	(660)	(680)	(668)
Net Cash Provided By Financing Activities	243,088	130,431	141,970

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,710	(99,825)	95,697
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2,358	102,183	6,486
CASH AND CASH EQUIVALENTS – END OF PERIOD	$16,068	$2,358	$102,183
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2016	63,259,781	$63	—	$—	$443,895	$(931,380)	$(487,422)
Issuance of Common Stock	3,911,355	4	—	—	2,817	—	2,821
Restricted Stock Forfeitures	(108,993)	—	—	—	(24)	—	(24)
Share Based Compensation	—	—	—	—	3,646	—	3,646
Restricted Stock Surrenders - Tax Obligations	(270,510)	—	—	—	(668)	—	(668)
Net Loss	—	—	—	—	—	(9,194)	(9,194)
December 31, 2017	66,791,633	67	—	—	449,666	(940,574)	(490,841)
Issuance of Common Stock	3,295,302	3	—	—	—	—	3
Restricted Stock Forfeitures	(910,086)	(1)	—	—	—	—	(1)
Share Based Compensation	—	—	—	—	4,362	—	4,362
Restricted Stock Surrenders - Tax Obligations	(266,683)	—	—	—	(680)	—	(680)
Equity Offerings, Net of Issuance Costs	96,926,019	97	—	—	141,577	—	141,674
Debt Exchange Agreements	136,063,799	136	—	—	327,363	—	327,499
Acquisition of Oil and Natural Gas Properties	83,730,539	84	—	—	326,270	—	326,353
Net Exercise of Stock Options	62,500	—	—	—	—	—	—
Repurchases of Common Stock	(7,359,953)	(7)	—	—	(22,188)	—	(22,195)
Net Income	—	—	—	—	—	143,689	143,689
December 31, 2018	378,333,070	378	—	—	1,226,371	(796,884)	429,865
Issuance of Common Stock	4,069,200	4	—	—	—	—	4
Restricted Stock Forfeitures	(1,013,135)	(1)	—	—	—	—	(1)
Share Based Compensation	—	—	—	—	8,364	—	8,364
Restricted Stock Surrenders - Tax Obligations	(271,847)	—	—	—	(660)	—	(660)
Issuance of Preferred Stock, Net of Issuance Costs	—	—	1,500,000	2	145,867	—	145,868
Debt Exchange Agreements	7,242,384	7	—	—	15,742	—	15,749
Acquisition of Oil and Natural Gas Properties	5,602,147	6	—	—	11,703	—	11,708
Contingent Consideration Settlements	17,758,367	18	—	—	39,154	—	39,171
Repurchases of Common Stock	(5,635,003)	(6)	—	—	(15,102)	—	(15,108)
Net Loss	—	—	—	—	—	(76,318)	(76,318)
December 31, 2019	406,085,183	$406	1,500,000	$2	$1,431,438	$(873,203)	$558,643

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States.  The Company acquires leasehold interests that comprise of non-operated working interests in wells and in drilling projects within its area of operations.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In connection with preparing the financial statements for the year ended December 31, 2019, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the financial statements through the date of this filing.

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

Correction of Presentation

Subsequent to the issuance of the Company’s financial statements as of and for the period ended December 31, 2018, the Company identified an immaterial error in the supplemental footnote disclosure of non-cash investing activities in which a “Change in Prepaid Expenses and Other” was improperly included in the amount of $29.4 million. Accordingly, within the “Supplemental Cash Flow Information” section included in this Note 2 below, the Company has removed the line item previously reported as the amount of “Change in Prepaid Expenses and Other.” The error did not impact the Statement of Cash Flows.

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

As of December 31, 2019 and 2018, the allowance for doubtful accounts was $4.6 million and $5.2 million, respectively.  The amount charged to operations for doubtful accounts was zero, zero and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.  As of December 31, 2019 and 2018, the amount charged against the allowance for doubtful accounts was $0.7 million and $0.3 million, respectively.

As of December 31, 2019 and 2018, the Company included accounts receivable of $4.7 million and $5.1 million, respectively, in Other Noncurrent Assets, Net due to their long-term nature.

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

Oil and Gas Properties

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the years ended December 31, 2019, 2018 and 2017, respectively:

	December 31,
(In thousands)	2019	2018	2017
Capitalized Certain Payroll and Other Internal Costs	$995	$882	$930
Capitalized Interest Costs	644	147	148
Total	$1,638	$1,029	$1,078

As of December 31, 2019, the Company held leasehold interests in the Williston Basin of the United States on acreage targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the years ended December 31, 2019, 2018 and 2017, there were no property sales that resulted in a significant alteration.

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

The Company did not have any ceiling test impairment for the years ended December 31, 2019, 2018 and 2017. Impairment charges affect the Company’s reported net income but do not reduce the Company’s cash flow.

The Company computes the provision for depletion of oil and natural gas properties using the unit-of-production method based upon production and estimates of proved reserve quantities. Unproved costs and related carrying costs are excluded from the depletion base until the properties associated with these costs are considered proved. The following table presents depletion and depletion per BOE sold of the Company’s proved oil and natural gas properties for the periods presented:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Depletion of Proved Oil and Natural Gas Properties	$209,050	$118,974	$58,801
Depletion per BOE Sold	$14.84	$12.75	$10.89

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

Capitalized costs associated with impaired unproved properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method.  Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate.  The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the years ended December 31, 2019, 2018 and 2017, the Company expired leases of $3.6 million, $9.4 million, and $18.7 million, respectively.

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

The carrying amount of long-term debt associated with borrowings outstanding under the Company’s Revolving Credit Facility approximates fair value as borrowings bear interest at variable rates. The carrying amounts of the Company’s Second Lien Notes may not approximate fair value because carrying amounts are net of unamortized premiums and debt issuance costs, and the Second Lien Notes bear interest at fixed rates. See Note 11 for additional discussion.

Debt Issuance Costs

Debt issuance costs related to the Company’s Second Lien Notes and Unsecured VEN Bakken Note (see Note 4 below) are included as a deduction from the carrying amount of long-term debt in the balance sheets and are amortized to interest expense using the effective interest method over the term of the related debt. Debt issuance costs related to the Revolving Credit Facility are included in other noncurrent assets and are amortized to interest expense on a straight-line basis over the term of the agreement.

Debt Premiums and Discounts

Debt discounts and premiums related to the Company’s Second Lien Notes and Unsecured VEN Bakken Note are included as a deduction from or addition to the carrying amount of the long-term debt in the balance sheets and are amortized to interest expense using the effective interest method over the term of the related notes.

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the series of related accounting standard updates that followed, on January 1, 2018 using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity and did not change the Company’s amount and timing of revenues.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the years ended December 31, 2019, 2018 and 2017, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two revenue sources, which are oil sales and natural gas and NGL sales, and the Company only operates in one geographic area, the Williston Basin in the United States, primarily in North Dakota and Montana. Oil sales for the years ended December 31, 2019, 2018 and 2017 were $574.6 million, $450.1 million and $204.6 million, respectively. Natural gas and NGL sales for the years ended December 31, 2019, 2018 and 2017 were $26.6 million, $43.8 million and $19.4 million, respectively.

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

Treasury Stock

Treasury stock is recorded at cost, which includes incremental direct transaction costs, and is retired upon acquisition as a result of share repurchases under the share repurchase program or from the withholding of shares of stock to satisfy employee tax withholding obligations that arise upon the lapse of restrictions on their stock-based awards at the employees’ election.

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

Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the current year book loss and cumulative book losses in recent years, driven primarily by the full cost ceiling impairments over that period.  Additionally, the Company’s revenue, profitability and future growth are substantially dependent upon prevailing and future prices for oil and natural gas.  The markets for these commodities continue to be volatile.  Changes in oil and natural gas prices have a significant impact on the value of the Company’s reserves and on its cash flows. Due to these factors, management has placed a lower weight on the prospect of future earnings in its overall analysis of the valuation allowance. Accordingly, the valuation allowance against the Company’s deferred tax asset at December 31, 2019 and 2018 was $144.2 million and $123.7 million respectively.

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

The Company follows the provisions of FASB ASC 815, “Derivatives and Hedging” as amended. It requires that all derivative instruments be recognized as assets or liabilities on the balance sheet, measured at fair value and marked-to-market at the end of each period.  Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to gain (loss) on derivative instruments, net on the statements of operations.  See Note 12 for a description of the derivative contracts into which the Company has entered.

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Proved oil and natural gas properties accounted for using the full cost method of accounting are excluded from this requirement but continue to be subject to the full cost method’s impairment rules. There was no impairment of other long-lived assets recorded for the years ended December 31, 2019, 2018 and 2017.

Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at the date of hire. The plan allows eligible employees to make pre-tax contributions up to 100% of their annual compensation, not to exceed annual limits established by the federal government. Employees are 100% vested in the employer contributions upon receipt.

Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) are computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock options and vesting of restricted stock awards, and shares issuable upon conversion of the Series A Preferred Stock (see Note 5). The number of potential common shares outstanding are calculated using treasury stock or if-converted method.

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information for the years ended December 31, 2019, 2018 and 2017 :

	December 31,
(In thousands)	2019	2018	2017
Supplemental Cash Items:
Cash Paid During the Period for Interest	$78,596	$78,865	$65,566

Non-cash Operating Activities:
Contingent Consideration Settlements in Excess of Acquisition-date Liabilities	21,349	—	—

Non-cash Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	161,743	129,452	85,002
Capitalized Asset Retirement Obligations	4,042	2,854	1,188
Contingent Consideration	—	32,312	—
Compensation Capitalized on Oil and Gas Properties	412	369	275
Issuance of Common Stock - Acquisitions of Oil and Natural Gas Properties	11,708	—	—
Issuance of Unsecured VEN Bakken Note	128,660	—	—

Non-cash Financing Activities:
Issuance of 8.50% Second Lien Notes due 2023	—	344,279	—
Issuance of Common Stock - fair value at issuance date	—	326,783	—
Issuance of Preferred Stock in Exchange for 8.5% Second Lien Notes due 2023	75,000	—	—
Debt Exchange Derivative Liability - fair value at issuance date	—	19,354	—
Issuance of 8.50% Second Lien Notes due 2023 - PIK Interest	3,480	—	—
Debt Exchange Derivative Liability Settlements	15,749	—	—
Contingent Considerations Settlements	17,822	—	—
8.00% Unsecured Senior Notes due 2020 - carrying value	—	(590,041)	—

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

In June 2016 FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost. The standard is effective for interim and annual periods beginning after December 15, 2019 and shall be applied using a modified retrospective approach resulting in a cumulative effect adjustment to retained earnings upon adoption. The Company is finalizing its evaluation of the new standard and does not expect it to have a material impact on its financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as separate entity financial statements and interim recognition of enactment of tax laws or rate changes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within those years. The Company is currently evaluating the effect of ASU 2019-12, but does not expect the adoption of this guidance to have a material impact on its financial position, cash flows or result of operations.

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The book value of the Company’s crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of operations from the closing date of the acquisition. Acquired assets and liabilities assumed are recorded based on their estimated fair value at the time of the acquisition.  Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.  Development capital expenditures and purchases of properties that were in accounts payable and not yet paid in cash at December 31, 2019 and 2018 were approximately $161.7 million and $129.5 million, respectively.

2019 Acquisitions

During 2019, excluding the VEN Bakken Acquisition described below, the Company acquired oil and natural gas properties through a number of independent transactions for a total of $53.4 million. This amount includes $22.6 million of development costs that occurred prior to the closings of the acquisitions.

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

The total estimated consideration paid by the Company was $315.9 million, consisting of (i) $175.5 million in cash, (ii) 5,602,147 shares of Company common stock valued at $11.7 million, based on the $2.09 per share closing price of Company common stock on the closing date of the acquisition and (iii) $128.7 million of value attributable to a 6.0% unsecured promissory note due July 1, 2022 issued by the Company to VEN Bakken in the aggregate principal amount of $130.0 million (the “Unsecured VEN Bakken Note”). The results of operations from the July 1, 2019 closing date through December 31, 2019, represented approximately $54.1 million of revenue and $16.1 million of income from operations. The Company incurred $1.8 million of transactions costs in connection with the acquisition, which are included in general and administrative expense in the condensed statement of operations. The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$325,572
Asset retirement cost	2,680
Total assets acquired	328,252
Asset retirement obligations	(2,680)
Derivative instruments	(9,694)
Net assets acquired	$315,878

Fair value of consideration paid for net assets:
Cash consideration	$175,510
Issuance of common stock (5.6 million shares at $2.09 per share)	11,708
Unsecured VEN Bakken Note	128,660
Total fair value of consideration transferred	$315,878

Pro Forma Information

The following summarized unaudited pro forma statement of operations information for the years ended December 31, 2019 and 2018 assumes that the VEN Bakken Acquisition, W Energy Acquisition and Pivotal Acquisition each occurred as of January 1, 2018. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed these acquisitions on the dates indicated, or that would be attained in the future.

	Year Ended December 31,
(In thousands)	2019	2018
Revenues	$500,728	$879,925
Net Income	$(95,812)	$144,279

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

A contingent consideration liability arising from potential additional consideration in connection with the W Energy Acquisition has been recognized at its fair value. The amount of additional contingent consideration payable by the Company, if any, was dependent upon the performance of the Company’s share price over a thirteen month period ending with October 2019. The acquisition date fair value of the potential additional consideration, totaling $23.0 million, was recorded within contingent consideration liabilities on the Company’s balance sheets. Changes in the fair value of the liability (that were not accounted for as revisions of the acquisition date fair value) were recorded in other income (expense) on the Company’s statement of operations. As of December 31, 2019, there was no remaining contingent consideration liability associated with the W Energy Acquisition.

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

A contingent consideration liability arising from potential additional consideration in connection with the Pivotal Acquisition has been recognized at its fair value. The amount of additional contingent consideration payable by the Company, if any, was dependent upon the performance of the Company’s share price over a thirteen month period ending with October 2019. The acquisition date fair value of the potential additional consideration, totaling $9.4 million, was recorded within contingent consideration liabilities on the Company’s balance sheets. Changes in the fair value of the liability (that were not accounted for as revisions of the acquisition date fair value) were recorded in other income (expense) on the Company’s statement of operations. As of December 31, 2019, there was no remaining contingent consideration liability associated with the Pivotal Acquisition.

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

Pro Forma Information

The following summarized unaudited pro forma statement of operations information for the years ended December 31, 2018 and 2017 assumes that the W Energy Acquisition and Pivotal Acquisition each occurred as of January 1, 2017. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed these acquisitions on the dates indicated, or that would be attained in the future.

	Year Ended December 31,
(In thousands)	2018	2017
Revenues	$797,847	$294,862
Net Income	$174,070	$283

Divestitures

From time-to-time the Company may divest assets. In addition, the Company may trade leasehold interests with operators to balance working interests in spacing units to facilitate and encourage a more expedited development of the Company’s acreage.

Unproved Properties

Unproved properties not being amortized comprise approximately 16,464 net acres and 11,054 net acres of undeveloped leasehold interests at December 31, 2019 and 2018, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.   The following is a summary of capitalized costs excluded from depletion at December 31, 2019 by year incurred.

	December 31,
(In thousands)	2019	2018	2017	Prior Years
Property Acquisition	$6,594	$3,497	$75	$881
Development	—	—	—	—
Total	$6,594	$3,497	$75	$881

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

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	December 31, 2019
(In thousands)	Principal Balance	Unamortized Net Premium (Discount	Debt Issuance Costs, Net	Long-term Debt, Net
Second Lien Notes due 2023	$417,733	$6,031	$(14,283)	$409,482
Revolving Credit Facility (1)	580,000	—	—	580,000
Unsecured VEN Bakken Note	130,000	(1,172)	(149)	$128,679
Total	$1,127,733	$4,860	$(14,432)	$1,118,161

	December 31, 2018
	Principal Balance	Unamortized Net Premium	Debt Issuance Costs, Net	Long-term Debt, Net
Second Lien Notes due 2023	$695,140	$13,237	$(18,174)	$690,203
Revolving Credit Facility (1)	140,000	—	—	$140,000
Total	$835,140	$13,237	$(18,174)	$830,203

_____________________
(1)Debt issuance costs related to the Company’s revolving credit facility of $9.8 million and $5.1 million as of December 31, 2019 and 2018, are recorded in “Other Noncurrent Assets, Net” on the balance sheets.

November 2019 Refinancing Transactions

During November 2019, the Company completed a series of refinancing transactions related to its debt arrangements, which are summarized as follows (with additional detail included below):

•Amended and restated the Company’s Revolving Credit Facility (defined below), with various changes including an increase in the borrowing base from $425.0 million to $800.0 million.
•Completed a cash tender offer to redeem and repay $200.0 million in principal amount of Second Lien Notes (defined below) for $212.0 million in cash, which was funded with borrowings under the Revolving Credit Facility and cash proceeds from the issuance of 750,000 shares of Series A Preferred Stock having an aggregate liquidation preference of $75.0 million (see Note 6 below).
•Redeemed and repaid $70.8 million of Second Lien Notes in exchange for the issuance of an additional 750,000 shares of Series A Preferred Stock having an aggregate liquidation preference of $75.0 million.
•Completed a consent solicitation to amend certain terms of our Second Lien Notes, including, among various other changes, to (a) allow for the expansion of the Revolving Credit Facility by increasing the Company’s debt capacity under the debt covenant, (b) remove certain restrictive covenants, and (c) provide for a customary restricted payments builder basket and other mechanics to facilitate the Company’s allocation of capital.

Revolving Credit Facility

On November 22, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto, which amended and restated the Company’s prior revolving credit facility that was entered into on October 5, 2018. The Revolving Credit Facility is scheduled to mature on November 22, 2024, provided that the maturity date shall be 91 days prior to the scheduled maturity date of the earlier of (i) the Second Lien Notes (defined below) if any Second Lien Notes remain outstanding on such date or (ii) the Unsecured VEN Bakken Note if any principal amount of the Unsecured VEN Bakken Note remains outstanding on such date.

The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. The borrowing base as of December 31, 2019 was $800.0 million. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The April 1st scheduled redetermination shall be based on a January 1st engineering report audited by a third party (reasonably acceptable by the Agent).

At the Company’s option, borrowings under the Revolving Credit Facility shall bear interest at the base rate or LIBOR plus an applicable margin. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans ranges from 200 to 300 basis points, in each case depending on the percentage of the Borrowing Base utilized.

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a pro forma rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under FASB ASC 815 and current maturities under the Revolving Credit Facility, the Second Lien Notes and the Unsecured VEN Bakken Note) shall not be less than 1.00 to 1.00.

The Company’s obligations under the Revolving Credit Facility may be accelerated, subject to customary grace and cure periods, upon the occurrence of certain Events of Default (as defined in the Revolving Credit Facility). Such Events of Default include customary events for a financing agreement of this type, including, without limitation, payment defaults, the inaccuracy of representations and warranties, defaults in the performance of affirmative or negative covenants, defaults on other indebtedness of us or the Company’s subsidiaries, defaults related to judgments and the occurrence of a Change in Control (as defined in the Revolving Credit Facility).

The Company’s obligations under the Revolving Credit Facility are secured by mortgages on not less than 85% of the value of proven reserves associated with the oil and gas properties included in the determination of the Borrowing Base. Additionally, the Company entered into a Guaranty and Collateral Agreement in favor of the Agent for the secured parties, pursuant to which the Company’s obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets.

Second Lien Notes due 2023

In May 2018, the Company issued 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”) with an aggregate principal amount of $344.3 million (the “Original 2L Notes”) in exchange for certain previously outstanding 8.000% senior unsecured notes due June 1, 2020 (the “Unsecured Notes”). In October 2018, the Company issued an additional $350.0 million aggregate principal amount of Second Lien Notes (the “Additional 2L Notes”), the proceeds of which were used in connection with the retirement of the Company’s prior term loan credit agreement with TPG Specialty Lending, Inc., as administrative agent, and the lenders from time to time party thereto (the “TPG Term Loan Facility”). In addition, as of and through December 31, 2019, the Company had issued another $4.3 million of additional aggregate principal amount of Second Lien Notes pursuant to the interest payment-in-kind provisions thereof.

In November 2019, the Company completed a cash tender offer to redeem and repay $200.0 million in principal amount of Second Lien Notes for $212.0 million in cash. Also in November 2019, the Company redeemed and repaid $70.8 million in principal amount of Second Lien Notes in exchange for shares of Series A Preferred Stock. In addition, during the year ended December 31, 2019, the Company repurchased and retired 10.1 million in aggregate principal amount of Second Lien Notes in open market transactions.
The terms of the Second Lien Notes include those stated in the Indenture entered into on May 15, 2018 by the Company and Wilmington Trust, National Association, as trustee (the “Original 2L Indenture”), as amended by the First Supplemental Indenture, dated September 18, 2018 (the “First Supplemental 2L Indenture”), the Second Supplemental Indenture, dated October 5, 2018 (the “Second Supplemental 2L Indenture”), and the Third Supplemental Indenture, dated November 22, 2019 (the “Third Supplemental 2L Indenture” and, together with the Original 2L Indenture, the First Supplemental 2L Indenture, and the Second Supplemental 2L Indenture, the “2L Indenture”).

The Second Lien Notes are the senior secured obligations of the Company and rank equal in right of payment to all existing and future senior indebtedness of the Company and its subsidiaries. The Second Lien Notes are secured by second priority security interests in substantially all assets of the Company, subject to certain exceptions. The Second Lien Notes will be guaranteed by all of the Company’s direct and indirect subsidiaries that guarantee indebtedness under any other indebtedness for borrowed money of the Company or any of the Company’s subsidiary guarantors. As of December 31, 2019, the Company did not have any subsidiaries. The Second Lien Notes will mature on May 15, 2023.

Interest on the Second Lien Notes accrues at a rate of 8.500% per annum payable in cash quarterly in arrears on the first day of each calendar quarter. Additional interest may accrue depending on the Company’s total debt to EBITDAX ratio as of each December 31st and June 30th, provided that any such additional interest would be payable in kind (the “PIK Interest”). No PIK Interest will accrue so long as the Company’s total debt to EBITDAX ratio remains below 2.50 to 1.00 as of each applicable measurement date. PIK Interest of 1.00% per annum will accrue if the Company’s total debt to EBITDAX ratio is less than 2.75 to 1.00 but equal to or greater than 2.50 to 1.00. PIK Interest of 2.00% per annum will accrue if the Company’s total debt to EBITDAX ratio is less than 3.00 to 1.00 but equal to or greater than 2.75 to 1.00. PIK Interest of 3.00% per annum will accrue if the Company’s total debt to EBITDAX ratio is greater than or equal to 3.00 to 1.00. Default interest will be payable in cash on demand at the then applicable interest rate plus 3.000% per annum.

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

Unsecured VEN Bakken Note

On July 1, 2019, in connection with the completion of the VEN Bakken Acquisition, the Company issued the Unsecured VEN Bakken Note in the original principal amount of $130.0 million (see Note 3 above). Fifty percent (50%) of the original principal amount of the Unsecured VEN Bakken Note is required to be repaid by the Company on or before January 1, 2021, and the remaining unpaid principal amount is required to be repaid by the Company on or before July 1, 2022, in each case together with all accrued but unpaid interest thereon. Interest, at a rate of 6.0% per annum, is due quarterly in arrears on the first day of each calendar quarter, commencing on October 1, 2019. The Unsecured VEN Bakken Note does not include any financial maintenance covenants and is unsecured.

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

Overview of 2018 Refinancing Transactions

During 2018, the Company completed various refinancing transactions related to its debt arrangements, which are summarized as follows:

•In May 2018, closed an exchange transaction (the “May 2018 Exchange”) whereby the Company issued $344.3 million of Second Lien Notes and 103.2 million shares of common stock in exchange for the redemption of $496.7 million in principal amount of the Company’s previously outstanding 8.000% senior unsecured notes due 2020 (the “Unsecured Notes”).
•During the second and third quarters of 2018, closed ten additional independent, separately negotiated exchange agreements with holders of the Company’s Unsecured Notes (the “Additional 2018 Exchanges”), whereby the Company issued shares of common stock in exchange for the redemption of $100.5 million in total principal amount of Unsecured Notes.
•In October 2018, (i) entered into the Revolving Credit Facility (which was subsequently amended and restated in November 2019), (ii) issued an additional $350.0 million aggregate principal amount of Second Lien Notes, (iii) repaid all $360.0 million in loans under, and retired in full, the Company’s prior TPG Term Loan Facility, and (iv) redeemed and repaid in full all remaining outstanding Unsecured Notes, which consisted of $102.8 million in principal amount as of the final redemption date.

NOTE 5     COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue up to 675,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2019 and 2018, the Company had 406,085,183 and 378,333,070 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2019 and 2018, the Company had 1,500,000 and zero shares of preferred stock issued and outstanding, respectively, all of which were shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).

The terms of the Series A Preferred Stock are set forth in the Certificate of Designations for the Series A Preferred Stock (the “Certificate of Designations”), as originally filed with the Delaware Secretary of State on November 22, 2019, and as amended thereafter. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding-up. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, cumulative dividends in cash, at a rate of 6.500% per annum on the sum of (i) the $100 liquidation preference per share of Series A Preferred Stock (the “Liquidation Preference”) and (ii) all accumulated and unpaid dividends (if any), payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2020. As of December 31, 2019, there were $1.0 million of undeclared accumulated dividends on the Series A Preferred Stock.

The Series A Preferred Stock is convertible at the holders’ option (an “Optional Conversion”) into common stock at a conversion rate set forth in the Certificate of Designations, subject to customary adjustments as provided for therein. As of December 31, 2019, the conversion rate was 43.63 shares of common stock for each share of Series A Preferred Stock (which is equivalent to a conversion price of approximately $2.292 per share of Common Stock). Holders may be entitled to additional shares of common stock or cash in connection with a conversion that occurs in connection with a Fundamental Change (as defined in the Certificate of Designations). The Series A Preferred Stock is convertible at the Company’s option (a “Mandatory Conversion”) if the closing sale price of the Company’s common stock equals or exceeds 145% of the conversion price for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days. A Mandatory Conversion would also entitle the holder to a cash payment equal to eight semi-annual dividend payments, less an amount equal to all cash dividend payments made in respect of such holder’s shares of Series A Preferred Stock prior to such Mandatory Conversion. The occurrence of any Optional Conversion or Mandatory Conversion is subject to various terms and limitations set forth in the Certificate of Designations.

The Certificate of Designations also sets forth additional information relating to the payment of dividends, voting, conversion rights, consent rights, liquidation rights, the ranking of the Series A Preferred Stock in comparison with the Company’s other securities, and other matters.

2019 Activity

Preferred Stock

In November 2019, the Company issued an aggregate of 1,500,000 shares of Series A Preferred Stock. Of these shares, 750,000 shares of Series A Preferred Stock were issued in exchange for $70.8 million in aggregate principal amount of Second Lien Notes, and 750,000 shares of Series A Preferred Stock were issued for an aggregate cash purchase price of $75.0 million (before fees and expenses).

Common Stock

In July 2019, the Company issued 5.6 million shares of common stock as a part of the consideration for the VEN Bakken Acquisition (see Note 3).

In 2019, the Company elected to issue 10.2 million shares of common stock to satisfy contingent consideration owed in connection with the Pivotal Acquisition (see Note 3).

In 2019, the Company elected to issue 7.6 million shares of common stock to satisfy contingent consideration owed in connection with the W Energy Acquisition (see Note 3).

In 2019, the Company elected to issue 7.2 million shares of common stock to satisfy obligations owed in connection with the debt exchange derivative liabilities (see Note 11) related to the Additional 2018 Exchanges (see Note 4).

2018 Activity

Exchange Transactions

In May 2018, the Company issued 103.2 million shares of common stock at closing of the May 2018 Exchange (see Note 4).

In 2018, the Company issued 32.8 million shares of common stock as consideration in connection with the Additional 2018 Exchanges (see Note 4).

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

In May 2018, the Company issued 34.7 million shares to various investors through subscription agreements for net proceeds of $52.0 million.

Acquisitions

In June 2018, the Company issued 6.0 million shares of common stock as a part of the consideration for the Salt Creek Acquisition (see Note 3).

In September 2018, the Company issued 25.8 million shares of common stock as a part of the consideration for the Pivotal Acquisition (see Note 3).

In October 2018, the Company issued 51.5 million shares of common stock as a part of the consideration for the W Energy Acquisition (see Note 3).

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

In 2019, the Company repurchased 5.6 million shares of its common stock under the stock repurchase program at a total cost of $16.3 million. Of the shares repurchased in 2019, 3.7 million were repurchased from W Energy at a total cost of approximately $11.1 million, of which $1.2 million was recorded as a settlement of contingent consideration liabilities. In 2018, the Company repurchased 7.4 million shares of its common stock under the stock repurchase program from the Pivotal Entities and W Energy at a cost of approximately $23.9 million, of which $1.7 million was recorded as a settlement of contingent consideration liabilities. In 2017, the Company did not repurchase shares of its common stock under the stock repurchase program.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are now included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”), which replaced the Company’s prior 2013 Incentive Plan (the “2013 Plan”), authorized 15,000,000 shares for grant under the 2018 Plan, plus the 769,775 shares remaining available for future grants under the 2013 Plan on the date the stockholders approved the 2018 Plan. No future awards will be made under the 2013 Plan. The 2013 Plan continues to govern awards that were made thereunder, which remain in effect pursuant to their terms. As of December 31, 2019 there were 12.6 million shares available for future awards under the 2018 Plan.

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

	2019	2018
Risk-free interest rate	2.57%	2.10%
Dividend yield	—%	—%
Expected volatility	85.00%	100.00%

During 2019, 2018 and 2017, 1,747,200, 1,050,355 and 911,335 shares, respectively, of service-based RSAs were granted to executive officers, employees and directors under the 2013 and 2018 Equity Plans. The weighted average grant date fair value of service-based RSAs was $2.14 per share, $2.67 per share and $2.10 per share for the years ended December 31, 2019, 2018, and 2017, respectively.

During 2018, RSAs subject to service and performance-based vesting conditions were granted to employees and executive officers under the 2013 Plan. Vesting of these awards was contingent on the Company’s annualized Adjusted EBITDA as compared to specified targets for the fourth quarter of 2018 (“2018 Performance Award I”). The Company assessed the probability of achieving the performance condition throughout the performance period using its internal financial forecasts. The weighted average grant date fair value of these service and performance-based RSAs was $2.70 per share. Also during 2018, RSAs subject to service and market-based vesting conditions were granted to employees, executive officers, and directors under the 2013 Plan. Vesting of these awards was contingent on the Company’s stock price performance relative to specified targets (“2018 Performance Award II”). The weighted average grant date fair value of these service and market-based RSAs was $1.67 per share.
During 2019, RSAs subject to service, market, and performance-based vesting conditions were granted to employees and executive officers under the 2018 Plan. Vesting of these awards is contingent on the Company’s debt-adjusted cash flow per share as compared to specified targets (“2019 Performance Award I”). The weighted average grant date fair value of these service, performance, and market-based RSAs was $0.98 per share. Also during 2019, RSAs subject to service and market-based vesting conditions were granted to employees, executive officers, and directors under the 2018 Plan. Vesting of these awards is contingent on the Company’s stock price performance relative to specified targets (“2019 Performance Award II”). The weighted average grant date fair value of these service and market-based RSAs was $1.82 per share.

The following table reflects the outstanding RSAs and activity related thereto for the year ended December 31, 2019:

	Service-based Awards		Service and Performance-based Awards		Service and Market-based Awards		Service, Performance, and Market-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2018	632,759	$2.72	1,018,500	$2.70	1,176,600	$1.67	—	$—
Shares granted	1,747,200	2.14	—	—	1,254,000	1.82	1,068,000	0.98
Shares forfeited	(32,402)	2.76	(4,000)	2.70	(976,733)	1.70	—	—
Shares vested	(1,933,553)	2.27	(639,500)	2.70	(264,206)	1.67	(360,000)	0.98
Outstanding at December 31, 2019	414,004	$2.41	375,000	$2.70	1,189,661	$1.80	708,000	$0.98

At December 31, 2019, there was $3.5 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 0.68 years. For the year ended December 31, 2019, 2018 and 2017, the total fair value of the Company’s restricted stock awards vested was $6.6 million, $3.5 million and $2.0 million, respectively.

In December 2019, the compensation committee of the board of directors modified both the 2019 Performance Award I and the 2019 Performance Award II. The 2019 Performance Award I was modified to deem the debt-adjusted cash flow per share targets as having been achieved, the effect of which was to essentially convert these awards into RSAs having only service-based vesting conditions. The fair value of the modified 2019 Performance Award I was $1.88 per share, resulting in incremental compensation expense of $2.0 million as a result of the modification, which will be expensed over the requisite service periods. The 2019 Performance Award II was modified (solely for executive officers and employees, not for directors) such that the shares subject thereto now vest contingent on the Company’s average closing stock price meeting specified targets for any consecutive twenty trading day period ending on or before December 31, 2020. The fair value of the modified 2019

Performance Award II was $1.04 per share and was estimated using a Monte Carlo simulation. This resulted in incremental compensation expense of $1.1 million as a result of the modification, which will be expensed over the requisite service periods.

The assumptions used to estimate the fair value of the 2019 Performance Award II granted as of the date presented are as follows:

		Pre-Modification	At Modification
	January 4, 2019	December 13, 2019	December 13, 2019
Risk-free interest rate	2.57%	1.53%	1.53%
Dividend yield	—%	—%	—%
Expected volatility	85.00%	65.00%	65.00%

In December 2018, the compensation committee of the board of directors modified the 2018 Performance Award II such that the shares subject thereto now vest contingent on the Company’s average closing stock price meeting specified targets for any consecutive twenty trading day period ending on or before December 31, 2019. The grant date fair value of the modified 2018 Performance Award II shares was estimated using Monte Carlo simulations. This resulted in incremental compensation expense of $1.8 million as a result of the modification to both employees’ and directors’ 2018 Performance Award II shares, which will be expensed over the requisite service periods.

The assumptions used to estimate the fair value of the 2018 Performance Award II granted as of the date presented are as follows:

		Pre-Modification	At Modification
	June 1, 2018	December 19, 2018	December 19, 2018
Risk-free interest rate	2.10%	2.35%	2.62%
Dividend yield	—%	—%	—%
Expected volatility	100.00%	80.00%	85.00%

NOTE 7     RELATED PARTY TRANSACTIONS

November 2019 Refinancing Transactions

On October 21, 2019, the Company announced the commencement of (i) a cash tender offer (the “Tender Offer”) to purchase up to $200.0 million in aggregate principal amount of the Company’s Second Lien Notes; (ii) an exchange offer (the “Exchange Offer”) to eligible holders of Second Lien Notes to exchange up to $70.8 million in aggregate principal amount of Second Lien Notes for shares of the Company’s newly issued Series A Preferred Stock; (iii) a related solicitation of consents (the “Consent Solicitation”) to adopt certain proposed amendments to the Second Lien Indenture and (iv) an offer to eligible holders of Second Lien Notes to subscribe to purchase for up to $75.0 million in cash additional shares of Series A Preferred Stock (the “Subscription Offer”). Parties affiliated with TRT Holdings, Inc. (collectively, the “TRT Parties”) held Second Lien Notes and thus had the right to participate in the Tender Offer, Exchange Offer, Consent Solicitation and Subscription Offer on terms identical to the terms offered to all holders of Second Lien Notes. These transactions closed on November 22, 2019, with the TRT Parties (i) exchanging $1.0 million aggregate principal amount of Second Lien Notes for 10,947 shares of Series A Preferred Stock pursuant to the Exchange Offer and (ii) acquiring 10,947 additional shares of Series A Preferred Stock for a purchase price of $1.1 million pursuant to the Subscription Offer. The TRT Parties and their affiliates beneficially owned in excess of 10% of the Company’s outstanding common stock at the time of the transactions.

Share Repurchases

In November 2018, the Company repurchased 2.9 million shares of Company common stock from W Energy Partners LLC (“W Energy”) for cash consideration of $10.0 million. In January 2019, the Company repurchased 3.7 million shares of Company common stock from W Energy for cash consideration of $11.1 million. The repurchased shares were originally issued by the Company as partial consideration for the W Energy Acquisition described in Note 3 above. W Energy beneficially owned in excess of 10% of the Company’s outstanding common stock at the time of the repurchase transactions.

May 2018 Exchange and Related Transactions

Exchange Agreement

On January 31, 2018, the Company entered into an exchange agreement that was subsequently amended (as amended, the “Exchange Agreement”) with holders (the “Supporting Noteholders”) of approximately $496.7 million, or 71%, of the aggregate principal amount of its outstanding 8.000% senior unsecured notes due 2020 (the “Unsecured Notes”), pursuant to which the Supporting Noteholders agreed to exchange all of the Unsecured Notes held by each such Supporting Noteholder for approximately $155.0 million of its common stock and approximately $344.3 million in aggregate principal amount of new Second Lien Notes (such exchange, the “Exchange Transaction”). Closing under the Exchange Agreement occurred on May 15, 2018.

Certain TRT Parties (together, the “TRT Noteholders”) were Supporting Noteholders and received, upon consummation of the Exchange Transaction, in the aggregate, approximately 54.6 million shares of the Company’s common stock and approximately $125.3 million aggregate principal amount of Second Lien Notes in exchange for the $204.7 million of Unsecured Notes that they exchanged. Two of the Company’s directors, Michael Frantz and Mike Popejoy, are employed by TRT, and each of the TRT Noteholders individually beneficially owned in excess of 10% of the Company’s outstanding common stock when the Exchange Agreement was entered into. The principal amounts of any Second Lien Notes held by the TRT Noteholders as of December 31, 2019 are included in the Company’s long-term debt balances, and the Company’s interest expense includes interest attributable to any Unsecured Notes and Second Lien Notes held by TRT during the applicable period.

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

Subscription Agreements and Equity Raise

On January 31, 2018, and in connection with the Exchange Transaction, the Company and Bahram Akradi (the Chairman of its board of directors), Michael Reger (who subsequently joined the Company as an executive officer in May 2018), TRT and certain other investors each entered into subscription agreements (the “Subscription Agreements”) whereby such investors agreed to purchase up to $40.0 million of the Company’s common stock at a price per share equal to the lowest price per share in the Equity Raise, and subject to the closing of the Exchange Transaction. Pursuant to their respective Subscription Agreements, Mr. Akradi purchased $12.0 million of the Company’s common stock, Mr. Reger purchased $10.0 million of the Company’s common stock, and TRT purchased $10.0 million of the Company’s common stock. Based on the pricing of the Equity Raise, the lowest price of which was $1.50 per share, Mr. Akradi purchased 8.0 million shares, Mr. Reger purchased 6.7 million shares and TRT purchased 6.7 million shares. The TRT Parties beneficially owned in excess of 10% of the Company’s outstanding common stock when their respective Subscription Agreements were entered into.

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

The Company’s interests in certain crude oil and natural gas leases from the State of North Dakota are subject to an ongoing dispute over the ownership of minerals underlying the bed of the Missouri River within the boundaries of the Fort Berthold Reservation.  The ongoing dispute is between the State of North Dakota and three affiliated tribes, both of whom have purported to lease mineral rights in tracts of riverbed within the reservation boundaries. In the event the ongoing dispute results in a final judgment that is adverse to the Company’s interests, the Company would be required to reverse approximately $4.7 million in revenue (net of accrued taxes) that has been accrued since the first quarter of 2013 based on the Company’s purported interest in the crude oil and natural gas leases at issue. Due to the long-term nature of this title dispute, the $4.7 million in accounts receivable is included in “Other Noncurrent Assets, Net” on the balance sheets. The Company fully maintains the validity of its interests in the crude oil and natural gas leases.

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

Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate retirement costs, inflation factors, credit-adjusted risk-free discount rates, timing of retirement, and changes in the legal, regulatory, environmental and political environments.  To the extent future revisions to these assumptions impact the present value of the existing ARO, a corresponding adjustment is made to the oil and gas property balance.  For example, as the Company analyzes actual plugging and abandonment information, the Company may revise its estimate of current costs, the assumed annual inflation of the costs and/or the assumed productive lives of its wells.  During 2019 and 2018, there were no adjustments to the aforementioned assumptions requiring revisions of previous estimates.

The following table summarizes the Company’s asset retirement obligation transactions recorded during the years ended December 31, 2019 and 2018.

	December 31,
(in thousands)	2019	2018
Beginning Asset Retirement Obligation	$12,501	$9,128
Liabilities Acquired During the Period	2,680	1,737
Liabilities Incurred During the Period	1,361	1,118
Accretion of Discount on Asset Retirement Obligations	973	683
Liabilities Settled During the Period	(216)	(165)
Ending Asset Retirement Obligation	$17,299	$12,501

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

The income tax provision (benefit) for the years ended December 31, 2019, 2018, and 2017 consists of the following:

(In thousands)	2019	2018	2017
Current
Federal	$(210)	$(420)	$(785)
State	—	—	—
Deferred
Federal	(16,676)	91,958	126,501
State	(3,578)	11,636	(12,983)
Valuation Allowance	20,464	(103,229)	(114,303)
Total Tax Benefit	$—	$(55)	$(1,570)

The following is a reconciliation of the reported amount of income tax benefit for the years ended December 31, 2019, 2018, and 2017 to the amount of income tax expenses that would result from applying the statutory rate to pretax income (loss).

(In thousands)	2019	2018	2017
Income (Loss) Before Taxes and NOL	$(76,318)	$143,634	$(10,764)
Federal Statutory Rate	21.00%	21.00%	35.00%
Taxes Computed at Federal Statutory Rates	(16,027)	30,163	(3,767)
State Taxes, Net of Federal Taxes	(2,630)	9,143	(8,476)
Deferred Tax Adjustment	(1,891)	—	—
Share Based Compensation Tax Deficiency	33	316	—
Federal Rate Reduction	—	—	124,493
Section 382 Limitation	—	63,573	—
Other	51	(21)	483
Valuation Allowance	20,464	(103,229)	(114,303)
Reported Tax Benefit	$—	$(55)	$(1,570)

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

A valuation allowance is established to reduce deferred tax assets if it is determined that it is more likely than not that the related tax benefit will not be realized.  On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.  During 2019, in evaluating whether it was more likely than not that the Company’s net deferred tax assets were realized through future net income, management considered all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies.  Based on all the evidence available, management determined it was more likely than not that the net deferred tax assets, other than the deferred tax asset related to the Company’s alternative minimum tax credit, were not realizable. The Company’s valuation allowance at December 31, 2019 was $144.2 million.

At December 31, 2019, the Company had a net operating loss carryforward for federal income tax purposes of $341.7 million, which is net of the IRC Section 382 limitation, and state NOL carryforwards of $524.6 million. The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and that can thereby impact the amount of such carryforwards.  If unutilized, the federal net operating losses will expire from 2031 to 2037 and the state net operating losses will expire from 2020 to 2037.

The significant components of the Company’s deferred tax assets (liabilities) were as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Net Operating Loss (NOLs) and Tax Credit Carryforwards	$91,392	$96,700
Share Based Compensation	190	146
Accrued Interest	1,061	637
Allowance for Doubtful Accounts	1,117	1,279
Crude Oil and Natural Gas Properties and Other Properties	(11,447)	16,904
Interest Carryforwards	49,011	40,614
Derivative Instruments	13,196	(31,981)
Other	(112)	(145)
Total Net Deferred Tax Assets (Liabilities) Before Valuation Allowance	144,408	124,154

Valuation Allowance	(144,198)	(123,734)

Total Net Deferred Tax Assets	$210	$420

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2019, 2018 and 2017,  the Company did not recognize any interest or penalties in its statements of operations, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2019 and 2018 relating to unrecognized benefits.

The tax years 2019, 2018, 2017, and 2016 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject. Additionally, NOLs from 2011-2015 could be adjusted in the future when such NOLs are utilized.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) which made significant changes that affect the Company, resulting in significant modifications to existing law. The Tax Act, among other things, (i) reduced the U.S. corporate income tax rate, (ii) repealed the corporate alternative minimum tax, (iii) imposed new limitations on the utilization of net operating losses and (iv) provided for more general changes to the taxation of corporations, including changes to cost recovery rules and to the deductibility of interest expense. The Company recognizes the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The enactment date in the U.S. is the date the bill becomes law, which is when the President signs the bill.

As a result of the Act, the Company is also subject to certain statutory restrictions on its current interest and debt loss deductions under IRC Section 163(j) which limits interest deductions to business interest income plus 30% of adjusted taxable income. Deferred interest expense carryforwards do not expire, but can only be utilized in future years when adjusted taxable income provides excess limitation. For the year ended December 31, 2019, the company generated a $8.4 million interest expense carryforward attribute, which has a full valuation allowance. The Act also repeals the corporate alternative minimum tax for tax years beginning after December 31, 2017 and provides that prior alternative minimum tax credits will be refundable. The Company has credits that are expected to be refunded between 2019 and 2021 as a result of the Act and monetization opportunities under current tax laws. In 2019, the Company utilized $0.2 million of its alternative minimum tax credit. The Company has an additional $0.2 million of alternative minimum tax credits that will be refunded in future years.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and 2018.

	Fair Value Measurements at Using
	December 31, 2019 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil price swaps)	$—	$5,628	$—
Commodity Derivatives – Current Liabilities (crude oil price swaps)	$—	$(11,298)	$—
Commodity Derivatives – Noncurrent Asset (crude oil price swaps and crude oil price swaptions)	—	8,554	—
Commodity Derivatives – Noncurrent Liabilities (crude oil price swaps and crude oil swaptions)	—	(8,079)	—
Total	$—	$(5,195)	$—

	Fair Value Measurements at
	December 31, 2018 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil price and basis swaps)	$—	$115,870	$—
Commodity Derivatives – Non-Current Asset (crude oil price swaps)	—	61,843	—
Contingent Consideration - Current Liabilities	—	—	(58,069)
Debt Exchange Derivatives - Current Liabilities	—	—	(18,183)
Commodity Derivatives – Noncurrent Liabilities (crude oil price swaps)	—	—	—
Total	$—	$177,713	$(76,252)

Commodity Derivatives. The Level 2 instruments presented in the tables above consist of commodity derivative instruments (see Note 12).  The fair value of the Company’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things.  Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of all derivative contracts is reflected on the balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Contingent Consideration. The fair value of the contingent consideration potentially payable by the Company in connection with both the Pivotal Acquisition and W Energy Acquisition, which in certain circumstances the Company was permitted to settle in either cash or shares of common stock, was determined using Monte Carlo simulation models. Significant inputs used in the fair value measurements include (i) the Company’s common stock price, (ii) risk-free rates based on U.S. Treasury rates, (iii) volatility of the Company’s common stock, and (iv) expected average daily trading volumes. The expected volatility and average daily trading volumes used in the valuation were unobservable in the marketplace and significant to the valuation methodology, and the contingent consideration’s fair value was therefore designated as Level 3 in the valuation hierarchy. Changes in the fair value of this liability are included in other income (expense) in the Company’s statements of operations. As of December 31, 2019, there were no remaining outstanding contingent consideration liabilities.

Debt Exchange Derivatives. During the second and third quarters of 2018, the Company entered into and closed a number of independent, separately negotiated exchange agreements with holders of the Company’s previously outstanding Unsecured Notes (described as the “Additional 2018 Exchanges” in Note 4 above). Pursuant to each such exchange agreement, the Company agreed to issue the holder shares of its common stock in exchange for certain Unsecured Notes held by such holder. The Company had embedded derivatives related to certain of these exchange agreements that contained provisions whereby if at the end of the applicable restricted sale period the Company’s common stock trades below specified levels, the Company would be required to pay additional consideration to the holder in the form of cash or additional shares of common stock. The Company determined these provisions were not clearly and closely related to the shares of common stock issued under the exchange agreements and, therefore, bifurcated these embedded features and reflected them at fair value in the financial statements. Prior to their settlements, the fair values of these embedded derivatives were determined using Monte Carlo simulations which considered various inputs including (i) the Company’s common stock price, (ii) risk-free rates based on U.S. Treasury rates, (iii) volatility of the Company’s common stock, and (iv) expected average daily trading volumes. The expected volatility and average daily trading volumes used in the valuation were unobservable in the marketplace and significant to the valuation methodology, and the embedded derivatives’ fair value was therefore designated as Level 3 in the valuation hierarchy. Changes in the fair values of these liabilities are included in other income (expense) in the Company’s statements of operations. As of December 31, 2019, there were no remaining outstanding debt exchange derivative liabilities.

The following table summarizes the changes in fair value of the Company’s financial instruments classified as Level 3 in the fair value hierarchy:

(In thousands)	Year Ended December 31, 2019
Beginning Balance	$(76,252)
Debt exchange derivative liability settlements	16,793
Change in fair value of debt exchange derivative liability	1,390
Contingent consideration settlements	87,581
Change in fair value of contingent consideration	(29,512)
Ending Balance	$—

Fair Value of Other Financial Instruments

The carrying amounts of cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments.

Long-term debt is not presented at fair value on the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium or discount (see Note 4).  The fair value of the Company’s Second Lien Notes is $434.4 million and $670.8 million at December 31, 2019 and 2018. The fair value of the Company’s Second Lien Notes are based on active market quotes, which represent Level 1 inputs.

There is not active market for the Revolving Credit Facility and the Unsecured VEN Bakken Note. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the LIBOR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurements for the Revolving Credit Facility and the Unsecured VEN Bakken Note represent Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the year ended December 31, 2019 were approximately $4.0 million.

The Company accounts for acquisitions of oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company’s acquisitions of oil and natural gas properties during the year ended December 31, 2019 and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the years ended December 31, 2019 and 2018.

NOTE 12     DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes commodity price swaps, basis swaps, swaptions and collars (purchased put options and written call options) to (i) reduce the effects of volatility in price changes on the crude oil commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending.

All derivative instruments are recorded on the Company’s balance sheet as either assets or liabilities measured at their fair value (see Note 11).  The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes.  If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in the fair value are recognized in the revenues section of the Company’s statements of operations as a gain or loss on derivative instruments.  Mark-to-market gains and losses represent changes in fair values of derivatives that have not been settled.  The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty.  These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

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

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash Received (Paid) on Settled Derivatives (1)	$44,377	$(22,886)	$3,776
Unrealized Gain (Loss) on Derivatives	(173,214)	207,892	(18,443)
Gain (Loss) on Derivative Instruments, Net	$(128,837)	$185,006	$(14,667)
_____________
(1)The year ended December 31, 2019, includes approximately $12.4 million of net cash proceeds from crude oil derivative contracts that were restructured in 2019 prior to their contractual maturities.

The Company has master netting agreements on individual commodity contracts with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

As of December 31, 2019, the Company had a total volume on open commodity price swaps of 17.3 million barrels at a weighted average price of approximately $56.77 per barrel. The following table reflects the weighted average price of open commodity price swap derivative contracts as of December 31, 2019, by year with associated volumes.

Weighted Average Price of Open Commodity Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price ($)
2020	9,815,844	57.98
2021(1)	6,151,174	55.78
2022(2)	1,372,866	52.57
___________
(1)The Company has entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 0.1 million barrels for 2021 are exercisable on or about December 31, 2020. If the counterparties exercise all such options, the notional volume of the Company’s existing crude oil derivative contracts will increase by 0.1 million barrels at a weighted average price of $57.63 per barrel for 2021.
(2)The Company has entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 2.4 million barrels for 2022 are exercisable on or about December 31, 2021. If the counterparties exercise all such options, the notional volume of the Company’s existing crude oil derivative contracts will increase by 2.4 million barrels at a weighted average price of $55.05 per barrel for 2022.

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at December 31, 2019 and 2018, respectively.  Certain amounts may be presented on a net basis on the financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

		December 31, Estimated Fair Value
Type of Crude Oil Contract	Balance Sheet Location	2019	2018

Derivative Assets:		(In thousands)
Price Swap Contracts	Current Assets	$20,164	$108,514
Basis Swap Contracts	Current Assets	—	7,356
Price Swap Contracts	Noncurrent Assets	16,069	61,843
Total Derivative Assets		$36,233	$177,713

Derivative Liabilities:
Price Swap Contracts	Current Liabilities	$(25,834)	$—
Price Swap Contracts	Noncurrent Liabilities	(5,273)	—
Price Swaptions Contracts	Noncurrent Liabilities	(10,321)	—
Total Derivative Liabilities		$(41,428)	$—

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

	Estimated Fair Value at December 31, 2019
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$20,164	$(14,536)	$5,628
Non-Current Assets	16,069	(7,515)	8,554
Total Derivative Assets	$36,233	$(22,051)	$14,182

Offsetting of Derivative Liabilities:
Current Liabilities	$(25,834)	$14,536	$(11,298)
Non-Current Liabilities	(15,594)	7,515	(8,079)
Total Derivative Liabilities	$(41,428)	$22,051	$(19,377)

	Estimated Fair Value at December 31, 2018
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$116,620	$(750)	$115,870
Non-Current Assets	61,857	(15)	61,843
Total Derivative Assets	$178,477	$(764)	$177,713

Offsetting of Derivative Liabilities:
Current Liabilities	$(750)	$750	$—
Non-Current Liabilities	(15)	15	—
Total Derivative Liabilities	$(764)	$764	$—

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”).  The Company’s obligations under the derivative instruments are secured pursuant to the Company’s Revolving Credit Facility, and no additional collateral had been posted by the Company as of December 31, 2019.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at December 31, 2019 and 2018.

NOTE 13     EARNINGS PER SHARE

The reconciliation of the numerators and denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2019, 2018 and 2017 are as follows:

	December 31,
(In thousands, except share and per share data)	2019	2018	2017
Net Income (Loss)	$(76,318)	$143,689	$(9,194)
Less: Cumulative Dividends on Preferred Stock	1,029	—	—
Net Income (Loss) Attributable to Common Stock	$(77,347)	$143,689	$(9,194)

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	387,084,651	236,206,457	62,408,855
Plus: Dilutive Effect of Stock Options, Restricted Stock and Preferred Shares	—	567,454	—
Weighted Average Common Shares Outstanding – Diluted	387,084,651	236,773,911	62,408,855

Net Income (Loss) per Common Share:
Basic	$(0.20)	$0.61	$(0.15)
Diluted	$(0.20)	$0.61	$(0.15)

For the years ended December 31, 2019 and 2017, the Company’s potentially dilutive securities, which include stock options, restricted stock and convertible preferred shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	December 31,
	2019	2018	2017
Stock Options and Restricted Stock	673,037	50,685	1,109,511
Preferred Shares	7,079,907	—	—
Total	7,752,944	50,685	1,109,511

NOTE 14     SUBSEQUENT EVENTS

In January 2020, the Company closed four independent, separately negotiated securities purchase and sale agreements with holders of the Company’s Second Lien Notes. Pursuant to these agreements, in the aggregate, the Company repurchased and retired $76.7 million in principal amount of Second Lien Notes. In exchange, the Company paid aggregate consideration to the holders consisting of $2.5 million in cash and 794,702 newly-issued shares of Series A Preferred Stock having an aggregate liquidation preference of $79.5 million.

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

Costs Incurred and Capitalized Costs

The costs incurred in crude oil and natural gas acquisition, exploration and development activities are highlighted in the table below.

	December 31,
(In thousands)	2019	2018	2017
Costs Incurred for the Year:
Proved Property Acquisition and Other	$375,145	$582,697	$15,722
Unproved Property Acquisition	9,540	4,903	717
Development	369,233	260,945	139,532
Total	$753,918	$848,545	$155,971

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.  The following is a summary of capitalized costs excluded from depletion at December 31, 2019 by year incurred.

	December 31,
(In thousands)	2019	2018	2017	Prior Years
Property Acquisition	$6,594	$3,497	$75	$881
Development	—	—	—	—
Total	$6,594	$3,497	$75	$881

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

(In thousands)	Natural Gas (MCF)	Oil (BBLS)	BOE
Proved Developed and Undeveloped Reserves at December 31, 2016	46,832	46,275	54,081

Revisions of Previous Estimates	8,839	890	2,363
Extensions, Discoveries and Other Additions	27,637	20,184	24,791
Production	(5,188)	(4,537)	(5,402)

Proved Developed and Undeveloped Reserves at December 31, 2017	78,121	62,812	75,832

Revisions of Previous Estimates	426	3,470	3,541
Extensions, Discoveries and Other Additions	28,348	28,516	33,241
Purchases of Minerals in Place	37,397	25,965	32,198
Production	(9,225)	(7,790)	(9,328)

Proved Developed and Undeveloped Reserves at December 31, 2018	135,066	112,973	135,484

Revisions of Previous Estimates	(5,146)	(15,497)	(16,355)
Extensions, Discoveries and Other Additions	22,019	19,992	23,662
Purchases of Minerals in Place	53,969	25,611	34,606
Production	(16,591)	(11,325)	(14,091)

Proved Developed and Undeveloped Reserves at December 31, 2019	189,318	131,754	163,307

Proved Developed Reserves:
December 31, 2016	32,808	32,245	37,713
December 31, 2017	46,518	38,593	46,346
December 31, 2018	82,315	62,497	76,216
December 31, 2019	116,846	77,160	96,634
Proved Undeveloped Reserves:
December 31, 2016	14,024	14,030	16,368
December 31, 2017	31,603	24,220	29,487
December 31, 2018	52,752	50,476	59,268
December 31, 2019	72,473	54,594	66,673

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

Notable changes in proved reserves for the year ended December 31, 2019 included the following:

•Extensions and discoveries. In 2019, total extensions and discoveries of 23.7 MMBOE were primarily attributable to successful drilling in the Williston Basin as well as the addition of proved undeveloped locations. Included in these extensions and discoveries were 11.3 MMBOE as a result of successful drilling in the Williston Basin and 12.3 MMBOE as a result of additional proved undeveloped locations.

•Purchases of minerals in place. In 2019, total purchases of minerals in place of 34.6 MMBOE were primarily attributable to acquisitions of oil and natural gas properties (see Note 3).

•Revisions to previous estimates. In 2019, revisions to previous estimates decreased proved developed and undeveloped reserves by a net amount of 16.4 MMBOE. Included in these revisions were 9.8 MMBOE of downward adjustments caused by lower crude oil and natural gas prices, a 2.0 MMBOE downward adjustment attributable to well performance when comparing the Company’s reserve estimates at December 31, 2019 to December 31, 2018 and 4.6 MMBOE of downward adjustments related to the removal of undeveloped drilling locations related to the 5 year rule.

Notable changes in proved reserves for the year ended December 31, 2018 included the following:

•Extensions and discoveries. In 2018, total extensions and discoveries of 33.2 MMBOE were primarily attributable to successful drilling in the Williston Basin as well as the addition of proved undeveloped locations. Included in these extensions and discoveries were 20.9 MMBOE as a result of successful drilling in the Williston Basin and 12.3 MMBOE as a result of additional proved undeveloped locations.

•Purchases of minerals in place. In 2018, total purchases of minerals in place of 32.2 MMBOE were primarily attributable to acquisitions of oil and natural gas properties (see Note 3).

•Revisions to previous estimates. In 2018, revisions to previous estimates increased proved developed and undeveloped reserves by a net amount of 3.5 MMBOE. Included in these revisions were 1.4 MMBOE of upward adjustments caused by higher crude oil and natural gas prices and a 3.9 MMBOE upward adjustment attributable to well performance when comparing the Company’s reserve estimates at December 31, 2018 to December 31, 2017 which was partially offset by 4.4 MMBOE of downward adjustments related to the removal of undeveloped drilling locations related to the 5 year rule.

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

	December 31,
(In thousands)	2019	2018	2017
Future Cash Inflows	$7,059,586	$7,524,587	$3,143,604
Future Production Costs	(2,868,762)	(2,605,279)	(1,265,525)
Future Development Costs	(855,041)	(784,615)	(409,360)
Future Income Tax Expense	(320,528)	(611,989)	(27,476)
Future Net Cash Inflows	$3,015,255	$3,522,704	$1,441,243

10% Annual Discount for Estimated Timing of Cash Flows	(1,337,194)	(1,643,061)	(687,257)

Standardized Measure of Discounted Future Net Cash Flows	$1,678,061	$1,879,643	$753,986

The twelve month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves.  The price of other liquids is included in natural gas.  The prices for the Company’s reserve estimates were as follows:

	Natural Gas MCF	Oil Bbl
December 31, 2019	$2.12	$50.53
December 31, 2018	$4.50	$61.23
December 31, 2017	$3.34	$45.90

The expected tax benefits to be realized from utilization of the net operating loss and tax credit carryforwards are used in the computation of future income tax cash flows.  As a result of available net operating loss carryforwards and the remaining tax basis of its assets at December 31, 2019, the Company’s future income taxes were significantly reduced.

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum follow:

	December 31,
(In thousands)	2019	2018	2017
Beginning of Period	$1,879,643	$753,986	$379,026
Sales of Oil and Natural Gas Produced, Net of Production Costs	(424,548)	(381,961)	(153,626)
Extensions and Discoveries	282,528	549,353	217,146
Previously Estimated Development Cost Incurred During the Period	100,987	115,542	46,834
Net Change of Prices and Production Costs	(680,119)	484,122	216,217
Change in Future Development Costs	(174,729)	(91,829)	(34,753)
Revisions of Quantity and Timing Estimates	(226,721)	66,185	28,915
Accretion of Discount	218,023	75,800	37,942
Change in Income Taxes	156,621	(296,571)	(3,617)
Purchases of Minerals in Place	338,289	502,193	—
Other	208,087	102,823	19,902
End of Period	$1,678,061	$1,879,643	$753,986

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly data for the years end December 31, 2019 and 2018 is as follows:

	Quarter Ended
(In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
2019
Total Revenues	$(6,934)	$186,440	$233,883	$59,013
Gain (Loss) on Derivative Instruments, Net	(139,623)	36,591	75,892	(101,697)
Total Operating Expenses	88,371	94,200	112,784	121,538
Income (Loss) from Operations	(95,305)	92,239	121,100	(62,525)
Other Income (Expense)	(11,857)	(47,840)	(26,719)	(45,412)
Income Tax Benefit	—	—	—	—
Net Income (Loss)	(107,162)	44,399	94,381	(107,937)
Net Income (Loss) Per Common Share – Basic	(0.29)	0.12	0.24	(0.27)
Net Income (Loss) Per Common Share – Diluted	(0.29)	0.12	0.24	(0.27)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2018
Total Revenues	$66,613	$66,846	$102,269	$443,196
Gain (Loss) on Derivative Instruments, Net	(20,271)	(42,203)	(43,148)	290,628
Total Operating Expenses	40,708	50,528	66,673	88,387
Income from Operations	25,905	16,318	35,597	354,809
Other Income (Expense)	(22,940)	(112,866)	(16,618)	(136,571)
Income Tax Benefit	—	—	—	(55)
Net Income (Loss)	2,965	(96,547)	18,979	218,292
Net Income (Loss) Per Common Share – Basic	0.05	(0.49)	0.06	0.58
Net Income (Loss) Per Common Share – Diluted	0.05	(0.49)	0.06	0.58