Form 10-Q
period 2020-03-31
NORTHERN OIL & GAS, INC.
filed 2020-05-11
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 7, 2020, there were 405,793,741 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

March 31, 2020

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS

(In thousands, except par value and share data)	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$8,512	$16,068
Accounts Receivable, Net	97,580	108,274
Advances to Operators	567	893
Prepaid Expenses and Other	2,216	1,964
Derivative Instruments	245,552	5,628
Income Tax Receivable	420	210
Total Current Assets	354,847	133,037

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	4,265,534	4,178,605
Unproved	10,846	11,047
Other Property and Equipment	2,156	2,157
Total Property and Equipment	4,278,536	4,191,809
Less – Accumulated Depreciation, Depletion and Impairment	(2,504,735)	(2,443,216)
Total Property and Equipment, Net	1,773,801	1,748,593

Derivative Instruments	94,329	8,554
Deferred Income Taxes	—	210
Other Noncurrent Assets, Net	14,409	15,071

Total Assets	$2,237,386	$1,905,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$58,447	$69,395
Accrued Liabilities	101,302	110,374
Accrued Interest	9,308	11,615
Derivative Instruments	130	11,298
Current Portion of Long-term Debt	65,000	—
Other Current Liabilities	891	795
Total Current Liabilities	235,078	203,477

Long-term Debt	975,282	1,118,161
Derivative Instruments	547	8,079
Asset Retirement Obligations	17,198	16,759
Other Noncurrent Liabilities	273	345

TOTAL LIABILITIES	$1,228,379	$1,346,822

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY

Preferred Stock, Par Value $.001; 5,000,000 Shares Authorized; 2,294,702 Series A Shares Outstanding at 3/31/2020 1,500,000 Series A Shares Outstanding at 12/31/2019	2	2
Common Stock, Par Value $.001; 675,000,000 Shares Authorized; 405,803,181 Shares Outstanding at 3/31/2020 406,085,183 Shares Outstanding at 12/31/2019	406	406
Additional Paid-In Capital	1,513,516	1,431,438
Retained Deficit	(504,917)	(873,203)
Total Stockholders’ Equity	1,009,007	558,643
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,237,386	$1,905,465

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2020	2019
REVENUES
Oil and Gas Sales	$130,196	$132,684
Gain (Loss) on Commodity Derivatives, Net	376,581	(139,623)
Other Revenue	8	5
Total Revenues	506,785	(6,934)

OPERATING EXPENSES
Production Expenses	37,335	24,666
Production Taxes	11,896	12,520
General and Administrative Expense	4,871	6,051
Depletion, Depreciation, Amortization and Accretion	61,809	45,134
Total Operating Expenses	115,911	88,371

INCOME (LOSS) FROM OPERATIONS	390,875	(95,305)

OTHER INCOME (EXPENSE)
Interest Expense, Net of Capitalization	(16,551)	(19,548)
Gain (Loss) on Unsettled Interest Rate Derivatives, Net	(677)	—
Loss on Extinguishment of Debt	(5,527)	—
Debt Exchange Derivative Gain	—	6,287
Contingent Consideration Gain	—	1,392
Other Income	—	12
Total Other Income (Expense)	(22,755)	(11,857)

INCOME (LOSS) BEFORE INCOME TAXES	368,120	(107,162)

INCOME TAX PROVISION (BENEFIT)	(166)	—

NET INCOME (LOSS)	$368,286	$(107,162)

Net Income (Loss) Per Common Share – Basic	$0.90	$(0.29)
Net Income (Loss) Per Common Share – Diluted	$0.74	$(0.29)
Weighted Average Shares Outstanding – Basic	403,662,541	371,448,566
Weighted Average Shares Outstanding – Diluted	497,265,647	371,448,566
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$368,286	$(107,162)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	61,809	45,134
Amortization of Debt Issuance Costs	1,461	1,301
Loss on Extinguishment of Debt	5,527	—
Amortization of Bond Premium on Long-term Debt	(321)	(746)
Deferred Income Taxes	210	—
(Gain) Loss of Derivative Instruments	(344,398)	152,169
Gain on Debt Exchange Derivative	—	(6,287)
Loss on Contingent Consideration	—	(1,392)
PIK Interest on Second Lien Notes	—	1,742
Stock-Based Compensation Expense	1,079	2,751
Other	(57)	(21)
Changes in Working Capital and Other Items:
Accounts Receivable, Net	10,789	5,939
Prepaid and Other Expenses	(251)	178
Accounts Payable	(1,514)	5,783
Accrued Interest	(2,290)	426
Accrued Liabilities	327	(907)
Net Cash Provided by Operating Activities	100,654	98,908

CASH FLOWS FROM INVESTING ACTIVITIES
Drilling and Development Capital Expenditures	(78,962)	(69,786)
Acquisition of Oil and Natural Gas Properties	(25,537)	(8,122)
Purchases of Other Property and Equipment	—	(5)
Net Cash Used for Investing Activities	(104,500)	(77,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on Revolving Credit Facility	25,000	53,000
Repayments on Revolving Credit Facility	(15,000)	(46,000)
Repurchases of Second Lien Notes	(13,277)	—
Debt Issuance Costs Paid	(37)	(70)
Debt Exchange Derivative Settlements	—	(894)
Contingent Consideration Settlements	—	(9,778)
Repurchases of Common Stock	—	(15,108)
Restricted Stock Surrenders - Tax Obligations	(396)	(558)
Net Cash Used for Financing Activities	(3,710)	(19,409)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,555)	1,586

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	16,068	2,358

CASH AND CASH EQUIVALENTS – END OF PERIOD	8,512	3,944
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2019	406,085,183	$406	1,500,000	$2	$1,431,438	$(873,203)	$558,643

Issuance of Common Stock	50,000	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,263	—	1,263
Restricted Stock Surrenders - Tax Obligations	(332,002)	—	—	—	(396)	—	(396)
Issuance of Preferred Stock, Net of Issuance Costs	—	—	794,702	1	81,211	—	81,212
Net Income	—	—	—	—	—	368,286	368,286

March 31, 2020	405,803,181	$406	2,294,702	$2	$1,513,516	$(504,917)	$1,009,007

	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2018	378,333,070	$378	—	$—	$1,226,371	$(796,884)	$429,865

Issuance of Common Stock	3,160,200	3	—	—	—	—	3
Restricted Stock Forfeitures	(4,802)	—	—	—	—	—	—
Stock-Based Compensation	—	—	—	—	2,832	—	2,832
Restricted Stock Surrenders - Tax Obligations	(220,531)	—	—	—	(558)	—	(558)
Repurchases of Common Stock	(5,635,003)	(6)	—	—	(15,102)	—	(15,108)
Contingent Consideration Settlements	1,167,544	1	—	—	2,886	—	2,887
Net Loss	—	—	—	—	—	(107,162)	(107,162)

March 31, 2019	376,800,478	$377	—	$—	$1,216,429	$(904,046)	$312,760

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
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

For the three months ended March 31, 2020, crude oil accounted for 79% of the Company’s total production and 89% of its oil and gas sales.

NOTE 2     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial information included herein is unaudited. The balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements for the year ended December 31, 2019. However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019, which were included in the Company’s 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Additionally, in March 2020, the World Health Organization declared novel coronavirus 2019 (“COVID-19”) a pandemic. The broader implication of COVID-19 on our results of operations and overall financial performance remains uncertain. We may experience various effects that could materially adversely impact our business, financial condition, results of operations and overall financial performance in future periods.

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

Adopted and Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of credit losses on financial instruments, which requires a company immediately recognize management’s current estimated credit losses (“CECL”) for all financial instruments that are not accounted for at fair value through net income. Previously, credit losses on financial assets were only required to be recognized when they were incurred. The Company adopted ASU 2016-13 on January 1, 2020. The guidance did not have a significant impact on the condensed financial statements or notes accompanying the condensed financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair value measurement (Topic 820) - Disclosure framework - Changes to the disclosure requirements for fair value measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. The Company adopted ASU 2018-13 on January 1, 2020. The guidance did not have a significant impact on the condensed financial statements or notes accompanying the condensed financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as separate entity financial statements and interim recognition of enactment of tax laws or rate changes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within those years. The Company is currently evaluating the effect of ASU 2019-12, but does not expect the adoption of this guidance to have a material impact on its financial position, cash flows or result of operations.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (LIBOR). The amendment provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This amendment is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company’s condensed financial statements.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three months ended March 31, 2020 and 2019, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two revenue sources, which are oil sales and natural gas and NGL sales, and the Company only operates in one geographic area, the Williston Basin in the United States, primarily in North Dakota and Montana. Oil sales for the three months ended March 31, 2020 and 2019 were $116.3 million and $123.6 million, respectively. Natural gas and NGL sales for the three months ended March 31, 2020 and 2019 were $13.9 million and $9.1 million, respectively.

Concentrations of Market, Credit and Other Risks

The future results of the Company’s crude oil and natural gas operations will be affected by the market prices of crude oil and natural gas.  The availability of a ready market for crude oil and natural gas products in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of crude oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of crude oil, natural gas and liquid products, economic disruptions resulting from the COVID-19 pandemic, the regulatory environment, the economic environment, and other regional and political events, none of which can be predicted with certainty.

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the development, exploitation, production and exploration activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the

Company’s financial condition and results of operation could be adversely affected. These risks are heightened in the current low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three months ended March 31, 2020, the Company’s top four operators made up 53% of total oil and gas sales, compared to 59% for the three months ended March 31, 2019.

The Company faces concentration risk due to the fact that all of its oil and natural gas properties are located in the Williston Basin, primarily in North Dakota and Montana. As a result, the Company is disproportionately exposed to risks affecting its single geographic area of operations.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2020	2019
Net Income (Loss)	$368,286	$(107,162)
Less: Cumulative Dividends on Preferred Stock	(3,729)	—
Net Income (Loss) Attributable to Common Stock	$364,557	$(107,162)

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	403,662,541	371,448,566
Plus: Dilutive Effect of Restricted Stock	354,658	—
Plus: Dilutive Effect of Preferred Shares	93,248,448	—
Weighted Average Common Shares Outstanding – Diluted	497,265,647	371,448,566

Net Income (Loss) per Common Share:
Basic	$0.90	$(0.29)
Diluted	$0.74	$(0.29)

Shares underlying Restricted Stock Awards Excluded from EPS Due to Anti-Dilutive Effect	143,818	1,278,489

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Three Months Ended March 31,
(In thousands)	2020	2019
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$15,990	$16,929

Non-cash Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	143,220	133,872
Capitalized Asset Retirement Obligations	259	226
Compensation Capitalized on Oil and Gas Properties	184	84

Non-cash Financing Activities:
Issuance of 8.50% Second Lien Notes due 2023 - PIK Interest	—	1,738
Issuance of Preferred Stock for 2L Notes Repurchase	81,212	—
Contingent Consideration Settlements	—	2,887

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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The Company did not have any ceiling test impairment for the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020, the Company’s impairment review used prices that reflect an average of the trailing 12-month prices as prescribed pursuant to the SEC’s guidelines. The average prices used in the March 31, 2020 impairment review are significantly higher than the actual and currently forecasted prices for 2020. As lower average monthly pricing is reflected in the trailing 12-month average pricing calculation for future fiscal quarters, the present value of the Company’s future net revenues is expected to decline and a material impairment is expected to be recognized. Given the current oil and natural gas pricing environment, the Company expects it will have noncash ceiling test write-downs of its oil and natural gas properties in 2020.

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

2020 Acquisitions

The Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $25.5 million during the three months ended March 31, 2020. These amounts include $18.4 million, of development costs that occurred prior to the closings of the acquisitions.

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

The total estimated consideration paid by the Company was $315.3 million, consisting of (i) $174.9 million in cash, (ii) 5,602,147 shares of Company common stock valued at $11.7 million, based on the $2.09 per share closing price of Company common stock on the closing date of the acquisition and (iii) $128.7 million of value attributable to a 6.0% unsecured promissory note due July 1, 2022 issued by the Company to VEN Bakken in the aggregate principal amount of $130.0 million (the “Unsecured VEN Bakken Note”). The Company incurred $1.8 million of transactions costs in connection with the acquisition, which are included in general and administrative expense in the condensed statement of operations. The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$324,974
Asset retirement cost	2,680
Total assets acquired	327,654
Asset retirement obligations	(2,680)
Derivative instruments	(9,694)
Net assets acquired	$315,280

Fair value of consideration paid for net assets:
Cash consideration	$174,912
Issuance of common stock (5.6 million shares at $2.09 per share)	11,708
Unsecured VEN Bakken Note	128,660
Total fair value of consideration transferred	$315,280

Pro Forma Information

The following summarized unaudited pro forma condensed statement of operations information for the three months ended March 31, 2019, assumes that the VEN Bakken Acquisition occurred as of January 1, 2019. There is no pro forma information included for the three months ended March 31, 2020, because the Company’s actual financial results for such period fully reflect this acquisition. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisition as of January 1, 2019, or that would be attained in the future.

Three Months Ended
(In thousands)	March 31, 2019
Revenues	$(13,515)
Net Loss	(139,749)

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. For the three months ended March 31, 2020 and 2019, unproved properties of $1.7 million and $0.7 million, respectively, were impaired.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

(in thousands)	March 31, 2020	December 31, 2019
Revolving Credit Facility	$590,000	$580,000
Second Lien Notes due 2023	327,489	417,733
Unsecured VEN Bakken Note	130,000	130,000
Total principal	1,047,489	1,127,733
Unamoritzed debt discounts and premiums	3,244	4,860
Unamortized debt issuance costs (1)	(10,450)	(14,432)
Total debt	1,040,282	1,118,161
Less current portion of long-term debt	(65,000)	—
Total long-term debt	$975,282	$1,118,161
________________
(1)Debt issuance costs related to the Company’s revolving credit facility of $9.3 million and $9.8 million as of March 31, 2020 and December 31, 2019, respectively, are recorded in “Other Noncurrent Assets, Net” on the balance sheets.

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

The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. The borrowing base as of March 31, 2020 was $800.0 million. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The April 1st scheduled redetermination shall be based on a January 1st engineering report audited by a third party (reasonably acceptable by the Agent). The Company’s April 1st, 2020 redetermination is still in process.

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

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a pro forma rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under FASB ASC 815 and current maturities under the Revolving Credit Facility, the Second Lien Notes and the Unsecured VEN Bakken Note) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of March 31, 2020.

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

Second Lien Notes due 2023

On May 15, 2018, the Company issued 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”) with an aggregate principal amount of $344.3 million (the “Original 2L Notes”) in exchange for certain previously outstanding 8.000% senior unsecured notes due June 1, 2020 (the “Unsecured Notes”). In October 2018, the Company issued an additional $350.0 million aggregate principal amount of Second Lien Notes (the “Additional 2L Notes”), the proceeds of which were used in connection with the retirement of the Company’s prior term loan credit agreement. In addition, as of and through March 31, 2020, the Company had issued another $4.3 million of additional aggregate principal amount of Second Lien Notes pursuant to the interest payment-in-kind provisions thereof.

During 2019, the Company repurchased and retired $10.1 million in aggregate principal amount of Second Lien Notes in open market transactions. In November 2019, the Company completed a cash tender offer to redeem and repay $200.0 million principal amount of Second Lien Notes. Also in November 2019, the Company redeemed and repaid $70.8 million principal amount of Second Lien Notes in exchange for Series A Preferred Stock. In January 2020, the Company completed four independent, separately negotiated purchase agreements to repurchase and retire $76.7 million aggregate principal amount of Second Lien Notes in exchange for Series A Preferred Stock and cash. During the three months ended March 31, 2020, the Company repurchased and retired $13.5 million aggregate principal amount of Second Lien Notes in open market transactions.

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

The Second Lien Notes are the senior secured obligations of the Company and rank equal in right of payment to all existing and future senior indebtedness of the Company and its subsidiaries. The Second Lien Notes are secured by second priority security interests in substantially all assets of the Company, subject to certain exceptions. The Second Lien Notes will be guaranteed by all of the Company’s direct and indirect subsidiaries that guarantee indebtedness under any other indebtedness for borrowed money of the Company or any of the Company’s subsidiary guarantors. As of March 31, 2020, the Company did not have any subsidiaries. The Second Lien Notes will mature on May 15, 2023.

Interest on the Second Lien Notes accrues at a rate of 8.500% per annum payable in cash quarterly in arrears on the first day of each calendar quarter. Additional interest may accrue depending on the Company’s total debt to EBITDAX ratio as of each December 31st and June 30th, provided that any such additional interest would be payable in kind (the “PIK Interest”). No PIK Interest will accrue so long as the Company’s total debt to EBITDAX ratio remains below 2.50 to 1.00 as of each applicable measurement date. PIK Interest of 1.00% per annum will accrue if the Company’s total debt to EBITDAX ratio is less than 2.75 to 1.00 but equal to or greater than 2.50 to 1.00. PIK Interest of 2.00% per annum will accrue if the Company’s total debt to EBITDAX ratio is less than 3.00 to 1.00 but equal to or greater than 2.75 to 1.00. PIK Interest of 3.00% per annum will accrue if the Company’s total debt to EBITDAX ratio is greater than or equal to 3.00 to 1.00. No PIK Interest has accrued since March 31, 2019. Default interest will be payable in cash on demand at the then applicable interest rate plus 3.00% per annum.

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

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue up to 675,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2020, the Company had 405,803,181 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2020 the Company had 2,294,702 shares of preferred stock issued and outstanding, respectively, all of which were shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).

The terms of the Series A Preferred Stock are set forth in the Certificate of Designations for the Series A Preferred Stock (the “Certificate of Designations”), as originally filed with the Delaware Secretary of State on November 22, 2019, and as amended thereafter. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding-up. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, cumulative dividends in cash, at a rate of 6.500% per annum on the sum of (i) the $100 liquidation preference per share of Series A Preferred Stock (the “Liquidation Preference”) and (ii) all accumulated and unpaid dividends (if any), payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2020. As of March 31, 2020, there were $5.3 million of accumulated dividends on the Series A Preferred Stock, which are not reflected in the condensed financial statements because they have not been declared.

The Series A Preferred Stock is convertible at the holders’ option (an “Optional Conversion”) into common stock at a conversion rate set forth in the Certificate of Designations, subject to customary adjustments as provided for therein. As of March 31, 2020, the conversion rate was 43.63 shares of common stock for each share of Series A Preferred Stock (which is equivalent to a conversion price of approximately $2.292 per share of Common Stock). Holders may be entitled to additional shares of common stock or cash in connection with a conversion that occurs in connection with a Fundamental Change (as defined in the Certificate of Designations). The Series A Preferred Stock is convertible at the Company’s option (a “Mandatory Conversion”) if the closing sale price of the Company’s common stock equals or exceeds 145% of the conversion price for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days. A Mandatory Conversion would also entitle the holder to a cash payment equal to eight semi-annual dividend payments, less an amount equal to all cash dividend payments made in respect of such holder’s shares of Series A Preferred Stock prior to such Mandatory Conversion. The occurrence of any Optional Conversion or Mandatory Conversion is subject to various terms and limitations set forth in the Certificate of Designations.

The Certificate of Designations also sets forth additional information relating to the payment of dividends, voting, conversion rights, consent rights, liquidation rights, the ranking of the Series A Preferred Stock in comparison with the Company’s other securities, and other matters.

2020 Activity

Common Stock

During the three months ended March 31, 2020, 0.3 million shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $0.4 million, which is based on the market prices on the dates the shares were surrendered.

Preferred Stock

During the three months ended March 31, 2020, the Company issued 794,702 shares of Series A Preferred Stock as part of separate transactions pursuant to which the Company retired $76.7 million in aggregate principal amount of Second Lien Notes (see Note 4).

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the three months ended March 31, 2020, the Company did not repurchase shares of its common stock under the stock repurchase program. During the three months ended March 31, 2019, the Company repurchased 5.6 million shares of its common stock under the stock repurchase program at a total cost of $16.3 million, of which $1.2 million was recorded as a settlement of contingent consideration liabilities. The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are now included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”), which replaced the Company’s prior 2013 Incentive Plan (the “2013 Plan”), authorized 15,000,000 shares for grant under the 2018 Plan, plus the 769,775 shares remaining available for future grants under the 2013 Plan on the date the stockholders approved the 2018 Plan. No future awards will be made under the 2013 Plan. The 2013 Plan continues to govern awards that were made thereunder, which remain in effect pursuant to their terms. As of March 31, 2020, there were 12,563,710 shares available for future awards under the 2018 Plan.

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

The following table reflects the outstanding RSAs and activity related thereto for the three months ended March 31, 2020:

	Service-based Awards		Service and Performance-based Awards		Service and Market-based Awards		Service, Performance, and Market-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2019	414,004	$2.41	375,000	$2.70	1,189,661	$1.80	708,000	$0.98
Shares granted	50,000	2.23	—	—	—	—	—	—
Shares forfeited	—	—	—	—	—	—	—	—
Shares vested	(241,795)	2.58	(212,500)	2.70	(69,168)	1.67	(316,000)	0.98
Outstanding at March 31, 2020	222,209	$2.19	162,500	$2.70	1,120,493	$1.81	392,000	$0.98

At March 31, 2020, there was $2.3 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 0.7 years. For the three months ended March 31, 2020 and 2019, the total fair value of the Company’s restricted stock awards vested was $1.2 million and $2.0 million, respectively.

NOTE 7     RELATED PARTY TRANSACTIONS

On October 21, 2019, the Company announced the commencement of (i) a cash tender offer (the “Tender Offer”) to purchase up to $200.0 million in aggregate principal amount of the Company’s Second Lien Notes; (ii) an exchange offer (the “Exchange Offer”) to eligible holders of Second Lien Notes to exchange up to $70.8 million in aggregate principal amount of Second Lien Notes for shares of the Company’s newly issued Series A Preferred Stock; (iii) a related solicitation of consents (the “Consent Solicitation”) to adopt certain proposed amendments to the indenture for the Second Lien Notes; and (iv) an offer to eligible holders of Second Lien Notes to subscribe to purchase for up to $75.0 million in cash additional shares of Series A Preferred Stock (the “Subscription Offer”). Parties affiliated with TRT Holdings, Inc. (collectively, the “TRT Parties”) held Second Lien Notes and thus had the right to participate in the Tender Offer, Exchange Offer, Consent Solicitation and Subscription Offer on terms identical to the terms generally offered to all holders of Second Lien Notes. These transactions closed on November 22, 2019, with the TRT Parties (i) exchanging $1.0 million aggregate principal amount of Second Lien Notes for 10,947 shares of Series A Preferred Stock pursuant to the Exchange Offer and (ii) acquiring 10,947 additional shares of Series A Preferred Stock for a purchase price of $1.1 million pursuant to the Subscription Offer. On February 20, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with the TRT Parties related to the Series A Preferred Stock, as follows. The certificate of designations of the Series A Preferred Stock, as amended (the “Certificate of Designations”), contains limitations on the ability of the company or holders of Series A Preferred Stock to effect conversions of shares of Series A Preferred Stock for shares of the Company’s common stock if after a conversion a holder would beneficially own shares of common stock in excess of 9.99% of the aggregate number of shares of the Company’s common stock outstanding immediately after giving pro forma effect to the issuance of shares upon such conversion (the “Conversion Cap”). As of the date of the Exchange Agreement, the TRT Parties collectively beneficially owned a number of shares of the Company’s common stock in excess of the Conversion Cap. The Exchange Agreement provides, notwithstanding anything to the contrary in the Certificate of Designations, including the Conversion Cap, for the TRT Parties to be able to exchange shares of Series A Preferred Stock for shares of the Company’s common stock in the manner otherwise contemplated by the Certificate of Designations. As of the date hereof, the TRT Parties have not exchanged or converted any shares of Series A Preferred Stock into Common Stock. Two of our directors, Mr. Frantz and Mr. Popejoy, are employed by the TRT Parties and the TRT Parties beneficially owned in excess of 10% of the Company’s outstanding common stock at the time of the transactions described in this paragraph.

In January 2019, the Company repurchased 3.7 million shares of Company common stock from W Energy Partners LLC (“W Energy”) for cash consideration of $11.1 million. The repurchased shares were originally issued by the Company as partial consideration for an acquisition of oil and gas properties from W Energy during 2018. W Energy beneficially owned in excess of 10% of the Company’s outstanding common stock at the time of the repurchase transactions.

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

The Company’s interests in certain crude oil and natural gas leases from the State of North Dakota are subject to an ongoing dispute over the ownership of minerals underlying the bed of the Missouri River within the boundaries of the Fort Berthold Reservation.  The ongoing dispute is between the State of North Dakota and three affiliated tribes, both of whom have purported to lease mineral rights in tracts of riverbed within the reservation boundaries. In the event the ongoing dispute results in a final judgment that is adverse to the Company’s interests, the Company would be required to reverse approximately $4.6 million in revenue (net of accrued taxes) that has been accrued since the first quarter of 2013 based on the Company’s purported interest in the crude oil and natural gas leases at issue. Due to the long-term nature of this title dispute, the $4.6 million in accounts receivable is included in “Other Noncurrent Assets, Net” on the condensed balance sheets. The Company fully maintains the validity of its interests in the crude oil and natural gas leases.

NOTE 9     INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income due to the recognition of a full valuation allowance during both the three months ended March 31, 2020 and 2019, respectively.

In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized. In making such determination, the Company considers all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies. If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance. The Company assesses the appropriateness of its valuation allowance on a quarterly basis. At December 31, 2019, the Company had a valuation allowance totaling $144.2 million on its net DTAs, and as of March 31, 2020, the Company maintains a full valuation allowance on its net DTAs.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the Act did not have a material impact on the Company’s income tax provision.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	Fair Value Measurements at March 31, 2020 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil price swaps)	$—	$245,552	$—
Commodity Derivatives – Noncurrent Asset (crude oil price and crude oil price swaptions)	—	94,329	—
Interest Rate Derivatives – Current Liabilities	—	(130)	—
Interest Rate Derivatives – Noncurrent Liabilities	—	(547)	—
Total	$—	$339,204	$—

	Fair Value Measurements at December 31, 2019 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset (crude oil price swaps)	$—	$5,628	$—
Commodity Derivatives – Current Liabilities (crude oil price swaps)	—	(11,298)	—
Commodity Derivatives – Noncurrent Asset (crude oil price swaps and crude oil price swaptions)	—	8,554	—
Commodity Derivatives – Noncurrent Liabilities (crude oil price swaps and crude oil swaptions)	—	(8,079)	—
Total	$—	$(5,195)	$—

Commodity Derivatives. The Level 2 instruments presented in the tables above consist of commodity derivative instruments (see Note 11).  The fair value of the Company’s commodity derivative instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of commodity derivative contracts is reflected on the condensed balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Interest Rate Derivatives. The Level 2 instruments presented in the tables above consist of interest rate derivative instruments (see Note 11).  The fair value of the Company’s interest rate derivative instruments is determined based upon contracted notional amounts, active market-quoted LIBOR yield curves, and time to maturity, among other things. Counterparty statements are utilized to determine the value of the interest rate derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of interest rate derivative contracts is reflected on the condensed balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Fair Value of Other Financial Instruments

The carrying amounts of cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments.

Long-term debt is not presented at fair value on the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium or discount (see Note 4).  The fair value of the Company’s Second Lien Notes is $194.9 million and $434.4 million at March 31, 2020 and December 31, 2019, respectively. The fair value of the Company’s Second Lien Notes are based on active market quotes, which represent Level 1 inputs.

There is no active market for the Revolving Credit Facility or the Unsecured VEN Bakken Note. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the LIBOR spread, secured interest, and the Company’s borrowing base utilization. The recorded value of the VEN Bakken Note approximates its fair value. The fair value measurements for the Revolving Credit Facility and the Unsecured VEN Bakken Note represent Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the three months ended March 31, 2020 were approximately $0.3 million.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the three months ended March 31, 2020.

NOTE 11     DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes commodity price swaps, basis swaps, swaptions and collars (purchased put options and written call options) to (i) reduce the effects of volatility in price changes on the crude oil commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending. In addition, in the first quarter of 2020, the Company began to utilize interest rate swaps to mitigate exposure to changes in interest rates on the Company’s variable-rate indebtedness.

All derivative instruments are recorded on the Company’s balance sheet as either assets or liabilities measured at their fair value (see Note 10).  The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes.  If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in the fair value are recognized in the Company’s condensed statements of operations as a gain or loss on derivative instruments.  Mark-to-market gains and losses represent changes in fair values of derivatives that have not been settled.  The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty.  These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

The Company has master netting agreements on individual derivative instruments with certain counterparties and therefore the current asset and liability are netted on the balance sheet and the non-current asset and liability are netted on the balance sheet for contracts with these counterparties.

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed financial statements:

	Three Months Ended March 31,
(In thousands)	2020	2019
Gain (Loss) on Settled Commodity Derivatives	$31,506	$12,546
Gain (Loss) on Unsettled Commodity Derivatives	345,075	(152,169)
Gain (Loss) on Commodity Derivatives, Net	$376,581	$(139,623)

As of March 31, 2020, the Company had a total volume on open commodity price swaps of 15.1 million barrels at a weighted average price of approximately $56.45 per barrel. The following table reflects the weighted average price of open commodity price swap derivative contracts as of March 31, 2020, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2020	7,441,988	58.05
2021(1)	6,333,674	55.41
2022(2)	1,372,866	52.57
______________
(1)The Company has entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 0.3 million barrels for 2021 are exercisable on or about December 31, 2020. If the counterparties exercise all such options, the notional volume of the Company’s existing crude oil derivative contracts will increase by 0.3 million barrels at a weighted average price of $57.84 per barrel for 2021.
(2)The Company has entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 2.6 million barrels for 2022 are exercisable on or about December 31, 2021. If the counterparties exercise all such options, the notional volume of the Company’s existing crude oil derivative contracts will increase by 2.6 million barrels at a weighted average price of $54.20 per barrel for 2022. Additionally, counterparties have options covering a notional volume of 0.2 million barrels for 2023 at a weighted average price of $43.00 per barrel.

Interest Rate Derivative Instruments

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of March 31, 2020, the Company had interest rate swaps with a total notional amount of $200.0 million. The settlement of these derivative instruments is recognized as a component of interest expense in the condensed statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the condensed statements of operations.

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at March 31, 2020 and December 31, 2019, respectively.  Certain amounts may be presented on a net basis on the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

Type of Contract	Balance Sheet Location	March 31, 2020 Estimated Fair Value	December 31, 2019 Estimated Fair Value
Derivative Assets:		(In thousands)
Commodity Price Swap Contracts	Current Assets	$245,552	$20,164
Interest Rate Swap Contracts	Current Assets	151	—
Commodity Price Swap Contracts	Noncurrent Assets	99,800	16,069
Interest Rate Swap Contracts	Noncurrent Assets	1	—
Total Derivative Assets		$345,503	$36,233

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$—	$(25,834)
Interest Rate Swap Contracts	Current Liabilities	(281)	—
Commodity Price Swap Contracts	Noncurrent Liabilities	—	(5,273)
Interest Rate Swap Contracts	Noncurrent Liabilities	(548)	—
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(5,471)	(10,321)
Total Derivative Liabilities		$(6,299)	$(41,428)

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

	Estimated Fair Value at March 31, 2020
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$245,703	$(151)	$245,552
Noncurrent Assets	99,800	(5,471)	94,329
Total Derivative Assets	$345,503	$(5,622)	$339,881

Offsetting of Derivative Liabilities:
Current Liabilities	$(281)	$151	$(130)
Noncurrent Liabilities	(6,019)	5,471	(547)
Total Derivative Liabilities	$(6,299)	$5,622	$(677)

	Estimated Fair Value at December 31, 2019
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$20,164	$(14,536)	$5,628
Non-Current Assets	16,069	(7,515)	8,554
Total Derivative Assets	$36,233	$(22,051)	$14,182

Offsetting of Derivative Liabilities:
Current Liabilities	$(25,834)	$14,536	$(11,298)
Non-Current Liabilities	(15,594)	7,515	(8,079)
Total Derivative Liabilities	$(41,428)	$22,051	$(19,377)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of March 31, 2020.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at March 31, 2020 and December 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, indebtedness covenant compliance, capital expenditures, production, cash flow, borrowing base under our revolving credit facility, and impairment are forward-looking statements.  When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “continue,” “anticipate,” “target,” “could,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes.  Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  the effects of the COVID-19 pandemic and related economic slowdown, changes in crude oil and natural gas prices, the pace of drilling and completions activity on our current properties, infrastructure constraints and related factors affecting our properties, our ability to acquire additional development opportunities, changes in our reserves estimates or the value thereof, general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise or access capital, changes in accounting principles, policies or guidelines, financial or political instability, health-related epidemics, acts of war or terrorism, and other economic, competitive, governmental, regulatory and technical factors affecting our company’s operations, products and prices.

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results achieved may differ materially from expected results described in these statements. You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated by subsequent reports we file with the SEC (including this report), which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

The following discussion should be read in conjunction with the unaudited Condensed Financial Statements and accompanying Notes to Condensed Financial Statements appearing elsewhere in this report.

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties, primarily in the Bakken and Three Forks formations within the Williston Basin in North Dakota and Montana.  Our primary focus is oil exploration and production through non-operated working interests in wells drilled and completed in spacing units that include our acreage.  Using this strategy, we had participated in 6,251 gross (464.8 net) producing wells as of March 31, 2020.

Our average daily production in the first quarter of 2020 was approximately 43,735 Boe per day, of which approximately 79% was oil. Our acquisition and development activities in 2019 resulted in production in the first quarter of 2020 increasing by approximately 28% over the same period last year. During the three months ended March 31, 2020, we added 108 gross (7.3 net) wells to production. As of March 31, 2020, we had leased approximately 183,245 net acres, of which approximately 89% were developed and substantially all were located in the Williston Basin in North Dakota and Montana.

Outlook Given COVID-19 Pandemic and Current Economic Environment

The novel coronavirus disease (COVID-19) and efforts to mitigate the spread of the disease have created unprecedented challenges for our industry. As a result of lower demand caused by the COVID-19 pandemic and the oversupply of crude oil, spot and future prices of crude oil are at or near historic lows. Operators in the Williston Basin are responding by significantly decreasing drilling and completion activity, and by shutting in or curtailing production from a significant number of producing wells. Operators’ decisions on these matters are evolving rapidly, and it remains extremely difficult to predict the effects on our company and its business. See “Market Conditions” below. See also “Risk Factors” in Part II, Item 1A below for additional information.

We expect that our developmental capital expenditures will be significantly lower than previously anticipated if the current environment persists. We have reduced our 2020 developmental capital spending forecast to a range of $175.0 – $200.0 million, a reduction of 53% – 59% compared to our actual developmental capital expenditures in 2019.

We also anticipate that our production will be significantly lower than prior expectations as many of our operating partners have begun to shut-in or curtail production and defer development plans until commodity prices recover to economic levels. However, due to our crude oil derivative positions and reduction in capital expenditures, we expect to generate significant cash flow in 2020, despite the current market conditions, which can be used to reduce our outstanding debt. For the last nine months of 2020, we currently have an average of approximately 27,000 barrels of oil per day hedged at a weighted average NYMEX WTI price of $58.05 per barrel. By way of comparison, in the first quarter of 2020 our production of crude oil averaged 34,488 barrels per day which was approximately 85% hedged at a weighted average price of $57.93 per barrel. We anticipate our oil production will be lower throughout the year if the current environment persists.

We expect a reduction in the borrowing base under our revolving credit facility if the current environment persists. However, we believe that cash flow from operations (including settlement on commodity derivative instruments) and borrowing availability under our revolving credit facility will allow us to meet our liquidity needs for at least the next twelve 12 months, including the $65.0 million principal payment on the Unsecured VEN Bakken Note that is due January 1, 2021.

At March 31, 2020, we performed an impairment review using prices that reflect an average of the trailing 12-month prices as prescribed pursuant to the SEC’s guidelines and did not incur a full-cost ceiling test impairment charge. The average prices used in the March 31, 2020 impairment review are significantly higher than the actual and currently forecasted prices in 2020. As lower average monthly pricing is reflected in the trailing 12-month average pricing calculation, the present value of our future net revenues is expected to decline and a full-cost ceiling impairment charge is expected to be recognized. We expect we will be required to record an impairment charge on our oil and natural gas properties in the second quarter of 2020. This impairment charge would be non-cash in nature and should not impact any covenants under our various debt instruments. See Note 3 to our condensed financial statements.

If the unweighted arithmetic average of oil and natural gas prices as of the first day of each month for the trailing 12-month period ended March 31, 2020 had been $45.87 per Bbl and $2.07 per MMBtu, respectively, while all other factors remained constant, our oil and natural gas properties would have been impaired in excess of approximately $600.0 million on a pro forma basis. The aforementioned pro forma prices, as estimated for the twelve month period July 2019 through June 2020, were calculated using a 12-month unweighted arithmetic average of oil and natural gas prices, which included the oil and natural gas prices on the first day of the month for the 11 months ended May 2020, with the price for May 2020 being held constant for June 2020. This calculation of the impact of lower commodity prices on our estimated total proved oil and natural gas reserves and our full-cost ceiling was prepared based on the presumption that all other inputs and assumptions are held constant with the exception of oil and natural gas prices. Therefore, this calculation strictly isolates the impact of commodity prices on our full-cost ceiling and proved reserves. The impact of prices is only one of several variables in the estimation of our proved reserves and full-cost ceiling and other factors could have a significant impact on our future proved reserves and the present value of future cash flows. The other factors that impact future estimates of proved reserves include, but are not limited to, extensions and discoveries, acquisitions of proved reserves, changes in drilling and completion and operating costs, drilling results, revisions due to well performance and other factors, changes in development plans and production, among others. There are numerous uncertainties inherent in the estimation of proved oil and natural gas reserves and accounting for oil and natural gas properties in subsequent periods and this pro forma estimate should not be construed as indicative of our development plans or future results.

In response to the COVID-19 pandemic, we have instituted various measures to protect our workforce and our business operations, such as remote working and business travel restrictions. As a non-operator with no field operations, substantially all of our employees’ work can be completed from home. We will continue to monitor the guidelines and recommendations provided by the relevant authorities, and we will continue to make decisions aimed at protecting and furthering the interests of all stakeholders.

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

•Gain (loss) on commodity derivatives, net.  We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in the price of oil.  Gain (loss) on commodity derivatives, net is comprised of (i) cash gains and losses we recognize on settled commodity derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on commodity derivative instruments outstanding at period end.

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

The price of oil in the Williston Basin can vary depending on the market in which it is sold and the means of transportation used to transport the oil to market.  Light sweet crude from the Williston Basin has a higher value at many major refining centers because of its higher quality relative to heavier and sour grades of oil; however, because of the Williston Basin’s location relative to traditional oil transport centers, this higher value is generally offset to some extent by higher transportation costs.  While rail transportation has historically been more expensive than pipeline transportation, Williston Basin’s prices have at times justified shipment by rail to markets across the United States. Additional pipeline infrastructure has increased takeaway capacity in the Williston Basin which has improved wellhead values in the region, specifically the Dakota Access Pipeline which has given the region low-cost transportation with access to Gulf Coast markets, which generally have higher benchmark pricing than WTI prices, offsetting some of the cost for the mode of transportation.

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the first quarter of 2020 was $8.50 per barrel, as compared to $6.19 per barrel in the first quarter of 2019. Fluctuations in our oil price differential are due to several factors such as takeaway capacity relative to production levels in the Williston Basin and seasonal refinery maintenance temporarily depressing crude demand.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in oil prices that can substantially impact the level of drilling activity in the Williston Basin.  Generally, higher oil prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower oil prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant.  During the first three months of 2020, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $7.6 million, compared to $8.0 million for the wells we elected to participate in during 2019.

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

During the first quarter of 2020, the oil and natural gas industry witnessed an abrupt and significant decline in oil prices from $63 per Bbl in early January to just above $20 per Bbl in late March. This sudden decline in oil prices was attributable to two primary factors: (1) the precipitous decline in global oil demand resulting from the worldwide spread of COVID-19 and (2) a sudden, unexpected increase in global oil supply resulting from actions initiated by Saudi Arabia to increase its oil production to world markets following the failure of efforts by members of OPEC+ to agree on coordinated production cuts at their March 6, 2020 meetings in Vienna, Austria. At April 29, 2020, the NYMEX WTI oil futures contract for the earliest delivery date had decreased significantly from the average price for the first quarter of 2020, settling at $15.06 per Bbl. The general outlook for the oil and natural gas industry for the remainder of 2020 remains highly uncertain, and we can provide no assurances as to when the economic disruptions resulting from COVID-19 and the corresponding decline in oil demand may begin to improve. Until such time, however, we anticipate that oil prices will remain well below the prices realized in 2019. See “Risk Factors” in Part II, Item 1A below for additional information.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$1.91	$2.93
Oil (per Bbl)	$45.57	$54.87
__________
(1)Based on average NYMEX closing prices.

For the three months ended March 31, 2020, the average NYMEX pricing was $45.57 per barrel of oil or 17% lower than the average NYMEX price per barrel for the comparable period in 2019.  Our realized oil price after reflecting settled derivatives was 12% lower in the first quarter of 2020 than in the first quarter of 2019 due to the aforementioned lower average NYMEX price per barrel and a higher oil price differential.

As of March 31, 2020, we had a total volume on open commodity price swaps of 15.1 million barrels at a weighted average price of approximately $56.45 per barrel (see Note 11 to the condensed financial statements).

Results of Operations for the Three Months Ended March 31, 2020 and March 31, 2019

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended March 31,
	2020	2019	% Change
Net Production:
Oil (Bbl)	3,138,380	2,541,232	24%
Natural Gas and NGLs (Mcf)	5,049,120	3,435,784	47%
Total (Boe)	3,979,900	3,113,863	28%

Net Sales (in thousands):
Oil Sales	$116,333	$123,613	(6)%
Natural Gas and NGL Sales	13,863	9,070	53%
Gain (Loss) on Settled Commodity Derivatives	31,506	12,546	151%
Gain (Loss) on Unsettled Commodity Derivatives	345,075	(152,169)	—%
Other Revenue	8	5	—%
Total Revenues	506,785	(6,934)	—%

Average Sales Prices:
Oil (per Bbl)	$37.07	$48.64	(24)%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Bbl)	10.04	4.94	—%
Oil Net of Settled Commodity Derivatives (per Bbl)	47.11	53.58	(12)%
Natural Gas and NGLs (per Mcf)	2.75	2.64	4%
Realized Price on a Boe Basis Including Settled Commodity Derivatives	40.63	46.64	(13)%

Operating Expenses (in thousands):
Production Expenses	$37,335	$24,666	51%
Production Taxes	11,896	12,520	(5)%
General and Administrative Expenses	4,871	6,051	(19)%
Depletion, Depreciation, Amortization and Accretion	61,809	45,134	37%

Costs and Expenses (per Boe):
Production Expenses	$9.38	$7.92	18%
Production Taxes	2.99	4.02	(26)%
General and Administrative Expenses	1.22	1.94	(37)%
Depletion, Depreciation, Amortization and Accretion	15.53	14.49	7%

Net Producing Wells at Period End	464.8	332.5	40%

Oil and Natural Gas Sales

In the first quarter of 2020, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, decreased 2% as compared to the first quarter of 2019, driven by a 23% decrease in realized prices, excluding the effect of settled commodity derivatives, which was partially offset by a 28% increase in production. The lower average realized price in the first quarter of 2020 as compared to the same period in 2019 was driven by lower average NYMEX oil prices and a higher oil price differential. Oil price differential during the first quarter of 2020 was $8.50 per barrel, as compared to $6.19 per barrel in the first quarter of 2019.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells.  Our substantial acquisition activities (see Note 3 to our condensed financial statements) combined with recent development activity helped drive a 28% increase in production levels in the first quarter of 2020 compared to the same period in 2019. These factors were partially offset by curtailments, shut-ins and completion delays due to infrastructure constraints and the global oil market uncertainty that negatively impacted our production in the first quarter of 2020. See “Outlook Given COVID-19 Pandemic and Current Economic Environment” above and “Risk Factors” in Part II, Item 1A below.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil production. Our gain (loss) on commodity derivatives, net, was a gain of $376.6 million in the first quarter of 2020, compared to a loss of $139.6 million in the first quarter of 2019. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first quarter of 2020, we realized a gain on settled commodity derivatives of $31.5 million, compared to a $12.5 million gain in the first quarter of 2019. The increase in the gain on settled derivatives was primarily due to a decrease in the average NYMEX oil price in the first quarter of 2020 compared to the same period of 2019. During the first quarter of 2020, our derivative settlements included 2.7 million barrels of oil at an average settlement price of $57.93 per barrel. During the first quarter of 2019, our commodity derivative settlements included 1.8 million barrels of oil at an average settlement price of $62.89 per barrel. The average NYMEX oil price for the first quarter of 2020 was $45.57 compared to $54.87 for the first quarter of 2019.

Unsettled commodity derivative gains and losses was a gain of $345.1 million in the first quarter of 2020, compared to a loss of $152.2 million in the first quarter of 2019. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At March 31, 2020, all of our derivative contracts are recorded at their fair value, which was a net asset of $339.2 million, an increase of $344.4 million from the $5.2 million net liability recorded as of December 31, 2019. The increase in the net asset at March 31, 2020 as compared to December 31, 2019 was primarily due to changes in forward oil prices relative to prices on our open oil derivative contracts since December 31, 2019.

Production Expenses

Production expenses were $37.3 million in the first quarter of 2020, compared to $24.7 million in the first quarter of 2019. On a per unit basis, production expenses increased from $7.92 per Boe in the first quarter of 2019 to $9.38 per Boe in the first quarter of 2020. On an absolute dollar basis, the increase in our production expenses in the first quarter of 2020, as compared to the first quarter of 2019, was primarily due to a 28% increase in production, as well as a 40% increase in the total number of net producing wells. The increase in production expenses on a per unit basis was due in part to production curtailments and shut-ins that negatively impacted our production in the first quarter of 2020.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $11.9 million in the first quarter of 2020 compared to $12.5 million in the first quarter of 2019. The decrease is due to lower realized prices (partially offset by higher production levels), which decreased our oil and natural gas sales in the first quarter of 2020 as compared to the first quarter of 2019. As a percentage of oil and natural gas sales, our production taxes were 9.1% and 9.4% in the first quarter of 2020 and 2019, respectively. The decrease in our production taxes as a percentage of oil and natural gas sales is due to a lower mix of oil sales as a percentage of total oil and natural gas sales.

General and Administrative Expenses

General and administrative expenses were $4.9 million in the first quarter of 2020 compared to $6.1 million in the first quarter of 2019. The decrease was primarily due to a $1.5 million decrease in non-cash compensation expense, primarily due to the timing of our performance-based equity awards, which was partially offset by a $0.3 million increase in professional fees in the first quarter of 2020 compared to the first quarter of 2019.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $61.8 million in the first quarter of 2020, compared to $45.1 million in the first quarter of 2019. Depletion expense, the largest component of DD&A, increased by $16.5 million in the first quarter of 2020 compared to the first quarter of 2019. The aggregate increase in depletion expense was driven by a 28% increase in production levels and a 7% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $15.44 per Boe in the first quarter of 2020 compared to $14.42 per Boe in the first quarter of 2019. The higher depletion rate per Boe was primarily driven by the impact of recent acquisitions. Depreciation, amortization and accretion was $0.4 million and $0.2 million in the first quarter of 2020 and 2019, respectively. The following table summarizes DD&A expense per Boe for the first quarter of 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Depletion	$15.44	$14.42	$1.02	7%
Depreciation, Amortization and Accretion	0.09	0.07	0.02	29%
Total DD&A Expense	$15.53	$14.49	$1.04	7%

Interest Expense

Interest expense, net of capitalized interest, was $16.6 million for the first quarter of 2020 compared to $19.5 million in the first quarter of 2019. The decrease in interest expense was primarily due to lower interest rates on the debt outstanding in the first quarter of 2020 compared to the first quarter of 2019.

Loss on Extinguishment of Debt

        As a result of the Second Lien Notes repurchases and exchanges during the first quarter of 2020 (see Note 4 to our condensed financial statements), we recorded a loss on extinguishment of debt of $5.5 million for the three months ended March 31, 2020 based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof. During the first quarter of 2019, we did not record a loss on extinguishment of debt.

Debt Exchange Derivative Gain (Loss)

For the first quarter of 2020, we did not record a debt exchange derivative, compared to a gain of $6.3 million in the first quarter of 2019. As of March 31, 2020, we had no debt exchange derivative liabilities remaining.

Contingent Consideration Gain (Loss)

        During the first quarter of 2020, we did not record a contingent consideration gain (loss), compared to a gain of $1.4 million in the first quarter of 2019 due to a change in the fair value of these liabilities. As of March 31, 2020, we had no contingent consideration liabilities remaining.

Income Tax

During the first quarter of 2020 and 2019, no income tax expense (benefit) was recorded on the income (loss) before income taxes, due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization. For further discussion of our valuation allowance, see Note 9 to our condensed financial statements.

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

Non-GAAP Financial Measures

We define Adjusted Net Income (Loss) as net income (loss) excluding (i) (gain) loss on unsettled commodity derivatives, net of tax, (ii) loss on extinguishment of debt, net of tax, (iii) debt exchange derivative gain, net of tax, and (iv) contingent consideration gain, net of tax. Our Adjusted Net Income for the first quarter of 2020 was $21.7 million or $0.04 per diluted share, compared to $27.8 million or $0.07 per diluted share for the first quarter of 2019. The decrease in Adjusted Net Income is primarily due to lower realized commodity prices (after the effect of settled commodity derivatives) and increased per unit production expenses, which was partially offset by higher production volumes as a result of our acquisitions and organic growth.

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization and accretion, (iv) non-cash stock-based compensation expense, (v) loss on extinguishment of debt, (vi) debt exchange derivative gain, (vii) contingent consideration gain, and (viii) (gain) loss on unsettled commodity derivatives. Adjusted EBITDA for the first quarter of 2020 was $108.0 million, compared to Adjusted EBITDA of $104.8 million for the first quarter of 2019. The increase in Adjusted EBITDA is primarily due to significantly higher production volumes as a result of our acquisitions and organic growth, which was partially offset by lower realized commodity prices (after the effect of settled commodity derivatives) and increased per unit production expenses.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended March 31,
(In thousands, except share and per share data)	2020	2019
Net Income (Loss)	$368,286	$(107,162)
Add:
Impact of Selected Items:
(Gain) Loss on Unsettled Commodity Derivatives	(345,075)	152,169
Loss on Extinguishment of Debt	5,527	—
Debt Exchange Derivative Gain	—	(6,287)
Contingent Consideration Gain	—	(1,392)
Selected Items, Before Income Taxes	(339,548)	144,490
Income Tax of Selected Items(1)	(7,042)	(9,506)
Selected Items, Net of Income Taxes	(346,590)	134,984

Adjusted Net Income	$21,696	$27,822

Weighted Average Shares Outstanding – Basic	403,662,541	371,448,566
Weighted Average Shares Outstanding – Diluted	497,265,647	372,715,932

Net Income (Loss) Per Common Share – Basic	$0.90	$(0.29)
Add:
Impact of Selected Items, Net of Income Taxes	(0.85)	0.36
Adjusted Net Income Per Common Share – Basic	$0.05	$0.07

Net Income (Loss) Per Common Share – Diluted	$0.74	$(0.29)
Add:
Impact of Selected Items, Net of Income Taxes	(0.70)	0.36
Adjusted Net Income Per Common Share – Diluted	$0.04	$0.07
______________
(1)For the three months ended March 31, 2020, this represents a tax impact using an estimated tax rate of 24.5%, which includes an adjustment of $90.2 million, for a change in valuation allowance. For the three months ended March 31, 2019, this represents a tax impact using an estimated tax rate of 24.5%, which includes an adjustment of $25.9 million, for a change in valuation allowance.

Reconciliation of Adjusted EBITDA

	Three Months Ended March 31,
(In thousands)	2020	2019
Net Income (Loss)	$368,286	$(107,162)
Add:
Interest Expense	16,551	19,548
Income Tax Provision (Benefit)	(166)	—
Depreciation, Depletion, Amortization and Accretion	61,809	45,134
Non-Cash Stock-Based Compensation	1,079	2,751
Loss on Extinguishment of Debt	5,527	—
Debt Exchange Derivative Gain	—	(6,287)
Contingent Consideration Gain	—	(1,392)
(Gain) Loss on Unsettled Commodity Derivatives	(345,075)	152,169
Adjusted EBITDA	$108,010	$104,761

Liquidity and Capital Resources

Overview

Our main sources of liquidity and capital resources as of the date of this report have been internally generated cash flow from operations, proceeds from equity and debt financings, credit facility borrowings, and cash settlements of commodity derivative instruments.  Our primary uses of capital have been for the acquisition and development of our oil and natural gas properties.  We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.

In January 2020, we strengthened our balance sheet by entering into several separately negotiated agreements whereby, in the aggregate, we repurchased and retired $76.7 million in principal amount of our 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”) in exchange for aggregate consideration to the holders consisting of $2.5 million in cash and 794,702 newly-issued shares of our 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) having an aggregate liquidation preference of $79.5 million.

As of March 31, 2020, we had (i) outstanding debt consisting of $590.0 million of borrowings under our Revolving Credit Facility, $327.5 million aggregate principal amount of Second Lien Notes and $130.0 million aggregate principal amount under the Unsecured VEN Bakken Note, and (ii) $218.5 million in liquidity, consisting of $210.0 million of borrowing base availability under our Revolving Credit Facility and $8.5 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 79% and 82% of our total production volumes in the first quarter of 2020 and 2019, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in the price of crude oil with respect to a portion of our expected oil production. In 2019, we hedged approximately 76% of our crude oil production and for the three months ended March 31, 2020, we hedged approximately 85% of our crude oil production. For a summary as of March 31, 2020, of our open commodity swap contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

See “Outlook Given COVID-19 Pandemic and Current Economic Environment” above for additional information regarding our liquidity and capital resources in the current environment. See also “Risk Factors” in Part II, Item 1A below for additional information regarding the risks we face in the current environment.

Working Capital

Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, collection of receivables, expenditures related to our development and production operations and the impact of our outstanding derivative instruments.

At March 31, 2020, we had a working capital surplus of $119.8 million, compared to a deficit of $70.4 million at December 31, 2019. Current assets increased by $221.8 million and current liabilities increased by $31.6 million at March 31, 2020, compared to December 31, 2019. The increase in current assets is primarily due to an increase in our derivative instruments of $239.9 million due to the change in fair value as a result of the commodity price environment, which was partially offset by a $10.7 million reduction in our accounts receivable. The change in current liabilities is due to an increase in the current portion of our long-term debt of $65.0 million related to our Unsecured VEN Bakken Note, which was partially offset by a $20.0 million decrease in our accounts payable and accrued liabilities due in part to reduced activity levels in the Williston Basin at the end of the first quarter of 2020 and an $11.2 million decrease in our derivative instruments.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. The Company typically enters into commodity derivative transactions covering a substantial, but varying, portion of its anticipated future oil and gas production for the next 12 to 24 months. As of March 31, 2020, we had entered into commodity derivative swap contracts hedging 7.4 million barrels of oil for the remainder of 2020 at an average price of $58.05 per barrel, 6.3 million barrels of oil in 2021 at an average price of $55.41 per barrel, and 1.4 million barrels of oil in 2022 at an average price of $52.57 per barrel.

Our cash flows for the three months ended March 31, 2020 and 2019 are presented below:

	Three Months Ended March 31,
	2020	2019
	(in thousands, unaudited)
Net Cash Provided by Operating Activities	$100,654	$98,908
Net Cash Used for Investing Activities	(104,500)	(77,913)
Net Cash Used for Financing Activities	(3,710)	(19,409)
Net Change in Cash	$(7,555)	$1,586

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2020 was $100.7 million, compared to $98.9 million in the same period of the prior year. This increase was due to higher production levels and lower interest costs partially offset by lower realized prices (including the effect of settled derivatives) and higher production expenses. Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the three months ended March 31, 2020 was an increase of $7.1 million compared to an increase of $11.4 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the three months ended March 31, 2020 and 2019 were $104.5 million and $77.9 million, respectively. The increase in cash used in investing activities for the first three months of 2020 as compared to the same period of 2019 was attributable to higher development spending and acquisitions. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $143.2 million and $133.9 million at March 31, 2020 and 2019, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the three months ended March 31, 2020, our capitalized costs incurred for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $86.7 million, while the actual cash spend in this regard amounted to $104.5 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the three months ended March 31, 2020 and 2019 are summarized in the following table:

	Three Months Ended March 31,
	2020	2019
	(in millions, unaudited)
Drilling and Development Capital Expenditures	$78.6	$69.6
Acquisition of Oil and Natural Gas Properties	25.5	8.1
Other Capital Expenditures	0.4	0.2
Total	$104.5	$77.9

Cash Flows from Financing Activities

Net cash used for financing activities was $3.7 million during the three months ended March 31, 2020, compared to $19.4 million during the three months ended March 31, 2019. For the three months ended March 31, 2020, cash used for financing activities was primarily related to $13.3 million in repurchases of Second Lien Notes, which was partially offset by $10.0 million of net borrowings under our Revolving Credit Facility. For the three months ended March 31, 2019, cash used for financing activities was primarily related to $15.1 million in repurchases of common stock and $10.7 million for settlements related to our contingent consideration and debt exchange derivative liabilities, which was partially offset by $7.0 million of net borrowings under our Revolving Credit Facility.

Revolving Credit Facility

In November 2019, we entered into a revolving credit facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto (the “Revolving Credit Facility”), which amended and restated our existing revolving credit facility that was entered into on October 5, 2018. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of March 31, 2020, the Revolving Credit Facility had a borrowing base of $800.0 million and we had $590.0 million in borrowings outstanding under the facility, leaving $210.0 million in available borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility. See also “Outlook Given COVID-19 Pandemic and Current Economic Environment” above, and “Risk Factors” in Part II, Item 1A below.

Second Lien Notes due 2023

As of March 31, 2020, we had $327.5 million in outstanding principal amount of our 8.500% senior secured second lien notes due 2023. See Note 4 to our condensed financial statements for further details regarding the Second Lien Notes.

Unsecured VEN Bakken Note

As of March 31, 2020, we had $130.0 million in outstanding principal amount under the Unsecured VEN Bakken Note. See Note 4 to our condensed financial statements for further details regarding the Unsecured VEN Bakken Note.

Series A Preferred Stock

As of March 31, 2020, we had 2,294,702 outstanding shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), having an aggregate liquidation preference of $229.5 million. See Note 5 to our condensed financial statements for further details regarding the Series A Preferred Stock.

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

Contractual Obligations and Commitments

Please see our disclosure of contractual obligations and commitments as of December 31, 2019, included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Significant Accounting Policies

Our critical accounting policies involving significant estimates include impairment testing of natural gas and crude oil production properties, asset retirement obligations, revenue recognition, derivative instruments and hedging activity, and income taxes.  There were no material changes in our critical accounting policies involving significant estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

A description of our critical accounting policies was provided in Note 2 to our financial statements provided in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and, except as set forth below, have not materially changed since that report was filed.

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

The following table summarizes our open commodity swap contracts as of March 31, 2020, by fiscal quarter.

Settlement Period	Oil (Barrels)	Weighted Average Price ($)
Swaps-Crude Oil
2020:
Q2	2,568,278	$57.67
Q3	2,501,348	58.47
Q4	2,372,362	58.03
2021(1):
Q1	1,757,550	$56.39
Q2	1,656,208	56.85
Q3	1,464,410	54.00
Q4	1,455,506	54.01
2022(2):
Q1	453,780	$53.07
Q2	312,280	52.30
Q3	306,576	52.33
Q4	300,230	52.35
_____________

(1)We have entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 0.3 million barrels for 2021 are exercisable on or about December 31, 2020. If the counterparties exercise all such options, the notional volume of our existing crude oil derivative contracts will increase as follows for 2021: (i) for the first quarter of 2021, by 112,500 barrels at a weighted average price of $57.78 per barrel, (ii) for the second quarter of 2021, by 113,750 barrels at a weighted average price of $57.78 per barrel, (iii) for the third quarter of 2021, by 46,000 barrels at a weighted average price of $58.00 per barrel, and (iv) for the fourth quarter of 2021, by 46,000 barrels at a weighted average price of $58.00 per barrel.
(2)We have entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 2.6 million barrels for 2022 are exercisable on or about December 31, 2021. If the counterparties exercise all such options, the notional volume of our existing crude oil derivative contracts will increase as follows for 2022: (i) for the first quarter of 2022, by 875,250 barrels at a weighted average price of $54.39 per barrel, (ii) for the second quarter of 2022, by 884,975 barrels at a weighted average price of $54.39 per barrel, (iii) for the third quarter of 2022, by 411,700 barrels at a weighted average price of $53.79 per barrel, and (iv) for the fourth quarter of 2022, by 411,700 barrels at a weighted average price of $53.79 per barrel. Additionally, counterparties have options covering a notional volume of 0.2 million for 2023 at a weighted average price of $43.00 per barrel.

Interest Rate Risk

Our long-term debt as of March 31, 2020 is comprised of borrowings that contain fixed and floating interest rates. The Second Lien Notes and our Unsecured VEN Bakken Note bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at the base rate or LIBOR, plus an applicable margin. The base rate is a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans ranges from 200 to 300 basis points, in each case depending on the percentage of the borrowing base utilized. Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December. All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of March 31, 2020, we had interest rate swaps with a total notional amount of $200.0 million.

As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at March 31, 2020 would cost us approximately $3.9 million in additional annual interest expense.

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

As of March 31, 2020, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 1A.  Risk Factors.

Except as described below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2019.

The global COVID-19 pandemic and recent oil market developments have negatively impacted and will likely continue to impact us, and could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Since the beginning of 2020, the COVID-19 pandemic has spread across the globe and disrupted economies around the world, including the oil and gas industry in which we operate. The rapid spread of the coronavirus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health and safety measures, nearly all of which have materially reduced global demand for crude oil. The extent to which the global COVID-19 pandemic impacts will continue to affect our business, financial condition, liquidity, results of operations, prospects, and the demand for our production will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration or any recurrence of the outbreak and responsive measures, additional or modified government actions, new information which may emerge concerning the severity of the global COVID-19 pandemic and the effectiveness of actions taken to contain the coronavirus or treat its impact now or in the future, among others.

In addition, disputes in the first quarter of 2020 between OPEC and Russia resulted in Saudi Arabia significantly discounting the price of its crude oil, as well as Saudi Arabia and Russia significantly increasing their oil supply, leading to a substantial decline in oil prices. While OPEC, Russia and other allied producers reached an agreement in April 2020 to reduce production, oil prices have remained very low. These circumstances, combined with the effects of the COVID-19 pandemic, have resulted in spot and future prices of crude oil at or near historic lows. Many operators in the Williston Basin are responding by significantly decreasing drilling and completion activity, and by shutting in or curtailing production from a significant number of producing wells, which we expect to significantly reduce our anticipated production volumes.

We expect the foregoing to have an adverse effect on our business, financial condition, liquidity and results of operations in 2020. These factors will likely have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our indebtedness, our access to capital, our liquidity, potential reductions in the borrowing base under our revolving credit facility, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Without limiting the generality of the foregoing, some impacts of the COVID-19 pandemic and recent oil market developments that could have an adverse effect on our business, financial condition, liquidity and results of operations, include:
•significantly reduced prices for our oil production, resulting from a world-wide decrease in demand for hydrocarbons and a resulting oversupply of existing production;
•further decreases in the demand for our oil production, resulting from significantly decreased levels of global, regional and local travel as a result of federal, state and local government-imposed quarantines, including shelter-in-place mandates, enacted to slow the spread of the coronavirus;
•significantly reduced development activity on our properties by operators in the Willison Basin;
•increased likelihood that the operators of our wells will curtail or shut-in production, either voluntarily or as a result of third-party and regulatory mandates, due to depressed oil prices, lack of storage, and/or other market, social, legal, or political forces;
•increased costs associated with, or actual unavailability of, facilities for the storage of oil, gas and NGL production, in the markets in which we operate;
•increased operational difficulties associated with, or an inability to, deliver oil and NGLs to end-markets, resulting from pipeline and storage constraints;
•the potential for loss of leasehold or asset value for failure to produce oil and gas in paying quantities;
•increased third-party credit risk resulting from adverse market conditions, a lack of access to capital and storage, and the failure of certain of our counterparties to continue as going concerns;

•increased costs, either directly or indirectly, related to facility modifications, social distancing measures or other best practices implemented in response to the COVID-19 pandemic and or due to changes in federal, state, and local laws and regulations;
•increased shareholder activism;
•reducing estimated volumes and value attributable to our proved reserves;
•reducing the carrying value of our oil and gas properties due to recognizing impairments on such properties; and
•limiting access to, or increasing the cost of, sources of capital such as equity and long-term debt.

In addition, the COVID-19 pandemic and recent oil market developments may also affect our business, operations or financial condition in a manner that is not presently known to us or that we currently do not expect to present a significant risk to our business, operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, of our common stock during the quarter ended March 31, 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
January 1, 2020 to January 31, 2020	114,179	$1.66	—	$ 68.1 million
Month #2
February 1, 2020 to February 29, 2020	—	—	—	68.1 million
Month #3
March 1, 2020 to March 31, 2020	217,823	0.95	—	68.1 million
Total	332,002	1.19	—	68.1 million
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

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018
3.3	Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated November 22, 2019	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
3.4	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 2, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2020
3.5	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 17, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2020
4.1	Indenture, dated May 15, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.50% Senior Secured Second Lien Notes due 2023)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
4.2	First Supplemental Indenture, dated September 18, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
4.3	Second Supplemental Indenture, dated October 5, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
4.4	Third Supplemental Indenture, dated November 22, 2019, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
10.1	Employment Agreement, effective January 1, 2020, between Northern Oil and Gas, Inc. and Michael Kelly	Filed herewith
10.2	Separation and Release Agreement, dated January 15, 2020, between Northern Oil and Gas, Inc. and Brandon Elliot	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2020
10.3	Consulting Agreement, dated January 15, 2020, between Northern Gas and Oil, Inc. and Brandon Elliot	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2020
10.4	Securities Purchase and Sale Agreement, dated as of January 15, 2020, among Northern Oil and Gas, Inc. and the other signatories thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2020
10.5	Securities Purchase and Sale Agreement, dated as of January 16, 2020, among Northern Oil and Gas, Inc. and the other signatories thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2020
10.6	Securities Purchase and Sale Agreement, dated as of January 16, 2020, among Northern Oil and Gas, Inc. and the other signatories thereto	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2020

10.7	Exchange Agreement, dated as of February 20, 2020, among Northern Oil and Gas, Inc., TRT Holdings, Inc. and the other signatories thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2020
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	May 11, 2020	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer and principal executive officer (on behalf of Registrant)

Date:	May 11, 2020	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal accounting officer