Form 10-K/A
period 2019-12-31
NORTHERN OIL & GAS, INC.
filed 2020-07-10
CIK 1104485

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends Northern Oil and Gas, Inc.’s (the “Company”) Annual Report on Form 10-K (the “Amended Filing”) for the period ended December 31, 2019, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2020 (the “Original 10-K”). This Amended Filing is being filed to amend certain historical disclosure items contained within Item 6, “Selected Financial Data,” in the Company’s Original 10-K solely to correct typographical errors in the presentation of financial information as of, and for the years ended, December 31, 2017, 2016 and 2015 included in such Item 6. These numbers were correctly reported in all prior Annual Reports on Form 10-K of the Company for 2015 through 2018, where applicable. All other amounts previously reported under Item 6 remain unchanged.

Except as identified in the immediately preceding paragraph, no other items included in the Original 10-K have been amended. Additionally, this Amended Filing does not purport to provide any update for or reflect any events occurring after the date of the Original 10-K.

In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, from our Principal Executive Officer and Principal Financial Officer dated as of the date of this Amended Filing.
i

ii

Item 6. Selected Financial Data

	Fiscal Years
	2019	2018	2017	2016	2015
	(In thousands, except share and per common share data)
Statements of Operations Information:
Revenues
Oil and Gas Sales	$601,218	$493,909	$223,963	$159,691	$202,639
Gain (Loss) on Derivative Instruments, Net	(128,837)	185,006	(14,667)	(14,819)	72,383
Other Revenue	21	9	23	31	36
Total Revenues	472,402	678,924	209,320	144,903	275,057

Operating Expenses
Production Expenses	118,899	66,646	49,733	45,680	52,108
Production Taxes	57,771	45,302	20,604	15,514	21,567
General and Administrative Expense	23,624	14,568	18,988	14,758	19,042
Depletion, Depreciation, Amortization and Accretion	210,201	119,780	59,500	61,244	137,770
Impairment of Oil and Natural Gas Properties	—	—	—	237,013	1,163,959
Impairment of Other Current Assets	6,398	—	—	—	—
Total Expenses	416,893	246,296	148,825	374,208	1,394,446

Income (Loss) from Operations	55,509	432,628	60,495	(229,305)	(1,119,389)

Interest Expense, Net of Capitalization	(79,229)	(86,005)	(70,286)	(64,486)	(58,360)
Write-off of Debt Issuance Costs	—	—	(95)	(1,090)	—
Loss on the Extinguishment of Debt	(23,187)	(173,430)	(993)	—	—
Debt Exchange Derivative Gain (Loss)	1,390	(598)	—	—	—
Contingent Consideration Loss	(29,512)	(28,968)	—	—	—
Financing Expense	(1,447)	(884)	—	—	—
Other Income (Expense)	157	891	116	(16)	(30)
Total Other Income (Expense)	(131,827)	(288,994)	(71,258)	(65,591)	(58,390)

Income (Loss) Before Income Taxes	(76,318)	143,634	(10,764)	(294,896)	(1,177,779)

Income Tax Provision (Benefit)	—	(55)	(1,570)	(1,402)	(202,424)

Net Income (Loss)	$(76,318)	$143,689	$(9,194)	$(293,494)	$(975,355)

Net Income (Loss) Per Common Share – Basic	$(0.20)	$0.61	$(0.15)	$(4.80)	$(16.08)

Net Income (Loss) Per Common Share – Diluted	$(0.20)	$0.61	$(0.15)	$(4.80)	$(16.08)

Weighted Average Shares Outstanding – Basic	387,084,651	236,206,457	62,408,855	61,173,547	60,652,447

Weighted Average Shares Outstanding – Diluted	387,084,651	236,773,911	62,408,855	61,173,547	60,652,447

Statements of Cash Flows Information:
Net Cash Provided By Operating Activities	$339,750	$244,262	$72,967	$101,892	$247,016
Net Cash Used For Investing Activities	$(569,128)	$(474,519)	$(119,240)	$(90,964)	$(288,936)
Net Cash (Used For) Provided By Financing Activities	$243,088	$130,431	$141,970	$(7,832)	$35,973

	Fiscal Years
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Information:
Assets:
Cash and Cash Equivalents	$16,068	$2,358	$102,183	$6,486	$3,390
Total Current Assets	133,037	228,415	152,758	46,894	122,030
Total Property and Equipment, Net	1,748,593	1,202,745	473,220	376,208	589,320
Total Assets	1,905,465	1,503,645	632,254	431,533	721,431
Liabilities:
Total Current Liabilities	203,477	231,526	123,575	77,444	78,115
Long-term Debt, Net	989,482	830,203	979,324	832,625	835,290
Total Liabilities	1,346,822	1,073,780	1,123,094	918,955	919,033
Total Stockholders’ Equity (Deficit)	558,643	429,865	(490,841)	(487,422)	(197,602)

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)            Documents filed as part of this Report:

1	Exhibits
The exhibits listed below are filed or incorporated by reference as part of the annual report.

(b)            Exhibits:

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of the Section, nor shall it be deemed incorporated by reference in any filings under the Security Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.
104	The cover page from Northern Oil and Gas, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2019, formatted in Inline XBRL	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORTHERN OIL AND GAS, INC.

Date:	July 10, 2020	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer; Principal Executive Officer