Form 10-Q
period 2020-06-30
NORTHERN OIL & GAS, INC.
filed 2020-08-07
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 3, 2020, there were 436,439,915 shares of our common stock, par value $0.001, outstanding.

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

“Proved developed non-producing reserves (PDNPs).” Proved crude oil, NGLs, and natural gas reserves that are developed behind pipe, shut-in or that can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor.  Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate, but which have not started producing, (2) wells that were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells that will require additional completion work or future recompletion prior to the start of production.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2020

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS

(In thousands, except par value and share data)	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$1,838	$16,068
Accounts Receivable, Net	43,408	108,274
Advances to Operators	788	893
Prepaid Expenses and Other	2,204	1,964
Derivative Instruments	156,436	5,628
Income Tax Receivable	420	210
Total Current Assets	205,094	133,037

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	4,300,151	4,178,605
Unproved	10,681	11,047
Other Property and Equipment	2,164	2,157
Total Property and Equipment	4,312,996	4,191,809
Less – Accumulated Depreciation, Depletion and Impairment	(3,303,913)	(2,443,216)
Total Property and Equipment, Net	1,009,083	1,748,593

Derivative Instruments	34,566	8,554
Deferred Income Taxes	—	210
Acquisition Deposit	774	—
Other Noncurrent Assets, Net	13,756	15,071

Total Assets	$1,263,273	$1,905,465

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$50,005	$69,395
Accrued Liabilities	54,216	110,374
Accrued Interest	7,895	11,615
Derivative Instruments	1,198	11,298
Current Portion of Long-term Debt	65,000	—
Other Current Liabilities	906	795
Total Current Liabilities	179,220	203,477

Long-term Debt	924,171	1,118,161
Derivative Instruments	1,428	8,079
Asset Retirement Obligations	17,526	16,759
Other Noncurrent Liabilities	199	345

Total Liabilities	$1,122,544	$1,346,822

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred Stock, Par Value $.001; 5,000,000 Shares Authorized; 2,294,702 Series A Shares Outstanding at 6/30/2020 1,500,000 Series A Shares Outstanding at 12/31/2019	2	2
Common Stock, Par Value $.001; 675,000,000 Shares Authorized; 436,439,915 Shares Outstanding at 6/30/2020 406,085,183 Shares Outstanding at 12/31/2019	436	406
Additional Paid-In Capital	1,544,407	1,431,438
Retained Deficit	(1,404,117)	(873,203)
Total Stockholders’ Equity	140,729	558,643
Total Liabilities and Stockholders’ Equity	$1,263,273	$1,905,465

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenues
Oil and Gas Sales	$20,664	$149,847	$150,860	$282,530
Gain (Loss) on Commodity Derivatives, Net	(72,638)	36,591	303,943	(103,031)
Other Revenue	3	2	12	7
Total Revenues	(51,971)	186,440	454,815	179,506

Operating Expenses
Production Expenses	26,638	26,132	63,974	50,799
Production Taxes	1,917	14,034	13,813	26,553
General and Administrative Expense	4,710	5,250	9,580	11,300
Depletion, Depreciation, Amortization and Accretion	36,756	46,091	98,565	91,225
Impairment of Other Current Assets	—	2,694	—	2,694
Impairment Expense	762,716	—	762,716	—
Total Operating Expenses	832,737	94,200	948,648	182,571

Income (Loss) From Operations	(884,708)	92,239	(493,833)	(3,065)

Other Income (Expense)
Interest Expense, Net of Capitalization	(13,957)	(17,778)	(30,508)	(37,327)
Loss on Unsettled Interest Rate Derivatives, Net	(752)	—	(1,429)	—
Gain (Loss) on Extinguishment of Debt, Net	217	(425)	(5,310)	(425)
Debt Exchange Derivative Gain/(Loss)	—	(4,873)	—	1,413
Contingent Consideration Loss	—	(24,763)	—	(23,371)
Other Income (Expense)	—	(1)	—	14
Total Other Income (Expense)	(14,492)	(47,840)	(37,247)	(59,696)

Income (Loss) Before Income Taxes	(899,200)	44,399	(531,080)	(62,762)

Income Tax Provision (Benefit)	—	—	(166)	—

Net Income (Loss)	$(899,200)	$44,399	$(530,914)	$(62,762)

Cumulative Preferred Stock Dividend	(3,788)	—	(7,517)	—

Net Income (Loss) Attributable to Common Shareholders	$(902,988)	$44,399	$(538,431)	$(62,762)

Net Income (Loss) Per Common Share – Basic	$(2.17)	$0.12	$(1.31)	$(0.17)
Net Income (Loss) Per Common Share – Diluted	$(2.17)	$0.12	$(1.31)	$(0.17)
Weighted Average Common Shares Outstanding – Basic	415,356,043	378,368,462	409,509,292	374,927,630
Weighted Average Common Shares Outstanding – Diluted	415,356,043	378,724,511	409,509,292	374,927,630
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash Flows from Operating Activities
Net Income (Loss)	$(530,914)	$(62,762)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	98,565	91,225
Amortization of Debt Issuance Costs	2,776	2,616
Loss on Extinguishment of Debt	5,310	425
Amortization of Bond Premium on Long-term Debt	(570)	(1,498)
Deferred Income Taxes	210	—
(Gain) Loss of Derivative Instruments	(193,570)	120,311
Gain on Debt Exchange Derivative	—	(1,413)
Loss on Contingent Consideration	—	23,371
PIK Interest on Second Lien Notes	—	1,742
Stock-Based Compensation Expense	2,293	4,394
Impairment of Other Current Assets	—	2,694
Impairment Expense	762,716	—
Other	(116)	(31)
Changes in Working Capital and Other Items:
Accounts Receivable, Net	65,055	8,845
Prepaid and Other Expenses	(238)	1,440
Accounts Payable	(1,546)	5,940
Accrued Interest	(3,733)	318
Accrued Liabilities	(3,999)	682
Net Cash Provided by Operating Activities	202,239	198,300

Cash Flows from Investing Activities
Drilling and Development Capital Expenditures	(164,242)	(140,092)
Acquisition of Oil and Natural Gas Properties	(25,491)	(19,438)
Acquisition Deposit	(774)	(31,000)
Purchases of Other Property and Equipment	(7)	(611)
Net Cash Used for Investing Activities	(190,514)	(191,141)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	25,000	123,000
Repayments on Revolving Credit Facility	(37,000)	(90,000)
Repurchases of Second Lien Notes	(13,514)	(10,488)
Debt Issuance Costs Paid	(37)	(120)
Debt Exchange Derivative Settlements	—	(894)
Contingent Consideration Settlements	—	(12,528)
Repurchases of Common Stock	—	(15,108)
Restricted Stock Surrenders - Tax Obligations	(404)	(584)
Net Cash Used for Financing Activities	(25,955)	(6,723)

Net Increase (Decrease) in Cash and Cash Equivalents	(14,229)	436

Cash and Cash Equivalents - Beginning of Period	16,068	2,358

Cash and Cash Equivalents - End of Period	1,838	2,794
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2019	406,085,183	$406	1,500,000	$2	$1,431,438	$(873,203)	$558,643

Issuance of Common Stock	50,000	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,263	—	1,263
Restricted Stock Surrenders - Tax Obligations	(332,002)	—	—	—	(396)	—	(396)
Issuance of Preferred Stock, Net of Issuance Costs	—	—	794,702	1	81,211	—	81,212
Net Income	—	—	—	—	—	368,286	368,286

March 31, 2020	405,803,181	$406	2,294,702	$2	$1,513,516	$(504,917)	$1,009,007

Issuance of Common Stock	2,195,623	2	—	—	—	—	2
Restricted Stock Forfeitures	(2,707)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,313	—	1,313
Restricted Stock Surrenders - Tax Obligations	(9,440)	—	—	—	(8)	—	(8)
Issuance under Debt Exchange Agreements	28,453,258	28	—	—	29,586	—	29,615
Net Loss	—	—	—	—	—	(899,200)	(899,200)

June 30, 2020	436,439,915	$436	2,294,702	$2	$1,544,407	$(1,404,117)	$140,729

	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2018	378,333,070	$378	—	$—	$1,226,371	$(796,884)	$429,865

Issuance of Common Stock	3,160,200	3	—	—	—	—	3
Restricted Stock Forfeitures	(4,802)	—	—	—	—	—	—
Stock-Based Compensation	—	—	—	—	2,832	—	2,832
Restricted Stock Surrenders - Tax Obligations	(220,531)	—	—	—	(558)	—	(558)
Repurchases of Common Stock	(5,635,003)	(6)	—	—	(15,102)	—	(15,108)
Contingent Consideration Settlements	1,167,544	1	—	—	2,886	—	2,887
Net Loss	—	—	—	—	—	(107,162)	(107,162)

March 31, 2019	376,800,478	$377	—	$—	$1,216,429	$(904,046)	$312,760

Issuance of Common Stock	9,000	—	—	—	—	—	—
Restricted Stock Forfeitures	(402,033)	—	—	—	—	—	—
Stock-Based Compensation	—	—	—	—	1,750	—	1,750
Restricted Stock Surrenders - Tax Obligations	(9,440)	—	—	—	(26)	—	(26)
Equity Offerings	—	—	—	—	—	—	—
Issuance under Debt Exchange Agreements	5,249,879	5	—	—	12,186	—	12,192
Contingent Consideration Settlements	7,788,107	8	—	—	18,567	—	18,575
Net Income	—	—	—	—	—	44,399	44,399

June 30, 2019	389,435,991	$389	—	$—	$1,248,906	$(859,647)	$389,649

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
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

The Company considered the impact of the novel coronavirus 2019 (“COVID-19”) pandemic on the assumptions and estimates used by management in the unaudited condensed financial statements for the reporting periods presented. As a result of the significant decline in current and expected future commodity prices, the Company recognized a material impairment charge during the three months ended June 30, 2020 (see Note 3). Management’s estimates and assumptions were based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, which is heightened by the possibility of unforeseen additional impacts from the COVID-19 pandemic, actual results may differ from the estimates and assumptions used, and conditions may change, which could materially affect amounts reported in the unaudited condensed financial statements in the near term.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three and six months ended June 30, 2020 and 2019, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two revenue sources, which are oil sales and natural gas and NGL sales, and the Company only operates in one geographic area, the Williston Basin in the United States, primarily in North Dakota and Montana. Oil sales for the three months ended June 30, 2020 and 2019 were $28.8 million and $139.8 million, respectively. Natural gas and NGL sales for the three months ended June 30, 2020 and 2019 were $(8.1) million and $10.0 million, respectively. Oil sales for the six months ended June 30, 2020 and 2019 were $145.1 million and $263.4 million, respectively. Natural gas and NGL sales for the six months ended June 30, 2020 and 2019 were $5.7 million and $19.1 million, respectively.

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the development, exploitation, production and exploration activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in the current low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three and six months ended June 30, 2020, the Company’s top four operators made up 57% and 51%, respectively, of total oil and gas sales, compared to 55% and 57% for the three and six months ended June 30, 2019.

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

Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) are computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock options and vesting of restricted stock awards, and shares issuable upon conversion of the Series A Preferred Stock (see Note 5). The number of potential common shares outstanding are calculated using the treasury stock or if-converted method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Net Income (Loss)	$(899,200)	$44,399	$(530,914)	$(62,762)
Less: Cumulative Dividends on Preferred Stock	(3,788)	—	(7,517)	—
Net Income (Loss) Attributable to Common Stock	$(902,988)	$44,399	(538,431)	(62,762)

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	415,356,043	378,368,462	409,509,292	374,927,630
Plus: Dilutive Effect of Restricted Stock	—	356,049	—	—
Plus: Dilutive Effect of Preferred Shares	—	—	—	—
Weighted Average Common Shares Outstanding – Diluted	415,356,043	378,724,511	409,509,292	374,927,630

Net Income (Loss) per Common Share:
Basic	$(2.17)	$0.12	$(1.31)	$(0.17)
Diluted	$(2.17)	$0.12	$(1.31)	$(0.17)

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock	301,625	20,812	400,051	825,184
Preferred Stock	100,208,753	—	96,747,545	—

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Six Months Ended June 30,
(In thousands)	2020	2019
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$29,117	$34,403

Non-cash Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	92,537	151,145
Capitalized Asset Retirement Obligations	294	470
Compensation Capitalized on Oil and Gas Properties	284	190

Non-cash Financing Activities:
Issuance of 8.50% Second Lien Notes due 2023 - PIK Interest	—	3,480
Issuance of Common Stock for 2L Notes Repurchase	29,615	—
Issuance of Preferred Stock for 2L Notes Repurchase	81,212	—
Debt Exchange Derivative Liability Settlements	—	12,192
Contingent Consideration Settlements	—	21,462

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

As a result of low commodity prices and their effect on the proved reserve values of properties, the Company recorded a non-cash ceiling test impairment of $762.7 million for both the three and six months ended June 30, 2020. The Company did not have any impairment of its proved oil and gas properties during 2019.

At June 30, 2020, the Company’s impairment review used prices that reflect an average of the trailing 12-month prices as prescribed pursuant to the SEC’s guidelines. The average prices used in the June 30, 2020 impairment review are significantly higher than the actual and currently forecasted prices for 2020. As lower average monthly pricing is reflected in the trailing 12-month average pricing calculation for future fiscal quarters, the present value of the Company’s future net revenues is expected to decline and additional impairments are expected to be recognized. Given the current oil and natural gas pricing environment, the Company expects it will have additional noncash ceiling test write-downs of its oil and natural gas properties in 2020.

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

2020 Acquisitions

The Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $0.4 million and $25.9 million during the three and six months ended June 30, 2020, respectively. These amounts include $0.1 million and $18.4 million, respectively, of development costs that occurred prior to the closings of the acquisitions.

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

Pro Forma Information

The following summarized unaudited pro forma condensed statement of operations information for the three and six months ended June 30, 2019, assumes that the VEN Bakken Acquisition occurred as of January 1, 2019. There is no pro forma information included for the three and six months ended June 30, 2020, because the Company’s actual financial results for such periods fully reflect this acquisition. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisition as of January 1, 2019, or that would be attained in the future.

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Revenues	$221,347	$207,832
Net Income (Loss)	54,468	(85,275)

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. For the three months ended June 30, 2020 and 2019, unproved properties of $0.4 million and $1.0 million, respectively, were impaired. For the six months ended June 30, 2020 and 2019, unproved properties of $2.0 million and $1.8 million, respectively, were impaired.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

(in thousands)	June 30, 2020	December 31, 2019
Revolving Credit Facility	$568,000	$580,000
Second Lien Notes due 2023	297,287	417,733
Unsecured VEN Bakken Note	130,000	130,000
Total principal	995,287	1,127,733
Unamortized debt discounts and premiums	2,615	4,860
Unamortized debt issuance costs(1)	(8,731)	(14,432)
Total debt	989,171	1,118,161
Less current portion of long-term debt	(65,000)	—
Total long-term debt	$924,171	$1,118,161
________________
(1)Debt issuance costs related to the Company’s revolving credit facility of $8.8 million and $9.8 million as of June 30, 2020 and December 31, 2019, respectively, are recorded in “Other Noncurrent Assets, Net” on the balance sheets.

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

The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. The borrowing base as of June 30, 2020 was $800.0 million. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The April 1st scheduled redetermination shall be based on a January 1st engineering report audited by a third party (reasonably acceptable by the Agent). The most recent redetermination was completed on July 8, 2020, with the borrowing base reduced to $660.0 million (see Note 12).

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

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, maintain excess cash liquidity, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a pro forma rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under FASB ASC 815 and current maturities under the Revolving Credit Facility, the Second Lien Notes and the Unsecured VEN Bakken Note) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of June 30, 2020.

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

The Company’s obligations under the Revolving Credit Facility are secured by mortgages on not less than 90% of the value of proven reserves associated with the oil and gas properties included in the determination of the borrowing base. Additionally, the Company entered into a Guaranty and Collateral Agreement in favor of the Agent for the secured parties, pursuant to which the Company’s obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets.

Second Lien Notes due 2023

On May 15, 2018, the Company issued 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”) with an aggregate principal amount of $344.3 million (the “Original 2L Notes”) in exchange for certain previously outstanding 8.000% senior unsecured notes due June 1, 2020 (the “Unsecured Notes”). In October 2018, the Company issued an additional $350.0 million aggregate principal amount of Second Lien Notes (the “Additional 2L Notes”), the proceeds of which were used in connection with the retirement of the Company’s prior term loan credit agreement. In addition, as of and through June 30, 2020, the Company had issued another $4.3 million of additional aggregate principal amount of Second Lien Notes pursuant to the interest payment-in-kind provisions thereof.

During 2019, the Company repurchased and retired $10.1 million in aggregate principal amount of Second Lien Notes in open market transactions. In November 2019, the Company completed a cash tender offer to redeem and repay $200.0 million principal amount of Second Lien Notes. Also in November 2019, the Company redeemed and repaid $70.8 million principal amount of Second Lien Notes in exchange for Series A Preferred Stock. In the first quarter of 2020, the Company completed four independent, separately negotiated purchase agreements to repurchase and retire $76.7 million aggregate principal amount of Second Lien Notes in exchange for Series A Preferred Stock and cash. In the second quarter of 2020, the Company completed five independent, separately negotiated exchange agreements to retire $30.2 million aggregate principal amount of Second Lien Notes in exchange for 28.5 million shares of common stock. During the six months ended June 30, 2020, the Company repurchased and retired $13.5 million aggregate principal amount of Second Lien Notes in open market transactions.

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

The Second Lien Notes are the senior secured obligations of the Company and rank equal in right of payment to all existing and future senior indebtedness of the Company and its subsidiaries. The Second Lien Notes are secured by second priority security interests in substantially all assets of the Company, subject to certain exceptions. The Second Lien Notes will be guaranteed by all of the Company’s direct and indirect subsidiaries that guarantee indebtedness under any other indebtedness for borrowed money of the Company or any of the Company’s subsidiary guarantors. As of June 30, 2020, the Company did not have any subsidiaries. The Second Lien Notes will mature on May 15, 2023.

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

The Company may redeem all or a portion of any of the Second Lien Notes at the following redemption prices during the following time periods (plus accrued and unpaid interest on the Second Lien Notes redeemed): (i) from and after May 15, 2018 until May 15, 2021, 104%, (ii) on and after May 15, 2021 until May 15, 2022, 102%, and (iii) on and after May 15, 2022, 100%. Subject to the terms of an intercreditor agreement, the Company is also required to offer to prepay the Second Lien Notes with 100% of the net cash proceeds of asset sales, casualty events and condemnations in excess of $20.0 million not required to be used to pay down the loans under the Revolving Credit Facility, subject to customary exclusions and reinvestment provisions. Mandatory prepayment offers will be subject to payment of the make whole premium and redemption price set forth above, as applicable.

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

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue up to 675,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2020, the Company had 436,439,915 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2020, the Company had 2,294,702 shares of preferred stock issued and outstanding, respectively, all of which were shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).

The terms of the Series A Preferred Stock are set forth in the Certificate of Designations for the Series A Preferred Stock (the “Certificate of Designations”), as originally filed with the Delaware Secretary of State on November 22, 2019, and as amended thereafter. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding-up. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, cumulative dividends in cash, at a rate of 6.500% per annum on the sum of (i) the $100 liquidation preference per share of Series A Preferred Stock (the “Liquidation Preference”) and (ii) all accumulated and unpaid dividends (if any), payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2020. As of June 30, 2020, no dividends had been declared or paid, and there were $9.1 million of accumulated dividends on the Series A Preferred Stock.

The Series A Preferred Stock is convertible at the holders’ option (an “Optional Conversion”) into common stock at a conversion rate set forth in the Certificate of Designations, subject to customary adjustments as provided for therein. As of June 30, 2020, the conversion rate was 43.63 shares of common stock for each share of Series A Preferred Stock (which is equivalent to a conversion price of approximately $2.292 per share of Common Stock). Holders may be entitled to additional shares of common stock or cash in connection with a conversion that occurs in connection with a Fundamental Change (as defined in the Certificate of Designations). The Series A Preferred Stock is convertible at the Company’s option (a “Mandatory Conversion”) if the closing sale price of the Company’s common stock equals or exceeds 145% of the conversion price for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days. A Mandatory Conversion would also entitle the holder to a cash payment equal to eight semi-annual dividend payments, less an amount equal to all cash dividend payments made in respect of such holder’s shares of Series A Preferred Stock prior to such Mandatory Conversion. The occurrence of any Optional Conversion or Mandatory Conversion is subject to various terms and limitations set forth in the Certificate of Designations.

The Certificate of Designations also sets forth additional information relating to the payment of dividends, voting, conversion rights, consent rights, liquidation rights, the ranking of the Series A Preferred Stock in comparison with the Company’s other securities, and other matters.

2020 Activity

Common Stock

During the six months ended June 30, 2020, 0.3 million shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $0.4 million, which is based on the market prices on the dates the shares were surrendered.

During the six months ended June 30, 2020, the Company issued 28.5 million shares of common stock as part of separate exchange transactions pursuant to which the Company retired $30.2 million in aggregate principal amount of Second Lien Notes (see Note 4).

Preferred Stock

During the six months ended June 30, 2020, the Company issued 794,702 shares of Series A Preferred Stock as part of separate transactions pursuant to which the Company retired $76.7 million in aggregate principal amount of Second Lien Notes (see Note 4).

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the three and six months ended June 30, 2020, the Company did not repurchase shares of its common stock under the stock repurchase program. During the six months ended June 30, 2019, the Company repurchased 5.6 million shares of its common stock under the stock repurchase program at a total cost of $16.3 million, of which $1.2 million was recorded as a settlement of contingent consideration liabilities. The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are now included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”), which replaced the Company’s prior 2013 Incentive Plan (the “2013 Plan”), authorized 15,000,000 shares for grant under the 2018 Plan, plus the 769,775 shares remaining available for future grants under the 2013 Plan on the date the stockholders approved the 2018 Plan. No future awards will be made under the 2013 Plan. The 2013 Plan continues to govern awards that were made thereunder, which remain in effect pursuant to their terms. As of June 30, 2020, there were 10,370,794 shares available for future awards under the 2018 Plan.

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

The following table reflects the outstanding RSAs and activity related thereto for the six months ended June 30, 2020:

	Service-based Awards		Service and Performance-based Awards		Service and Market-based Awards		Service, Performance, and Market-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2019	414,004	$2.41	375,000	$2.70	1,189,661	$1.80	708,000	$0.98
Shares granted	2,245,623	1.05	—	—	—	—	—	—
Shares forfeited	(2,707)	2.45	—	—	—	—	—	—
Shares vested	(1,112,844)	1.28	(212,500)	2.70	(69,168)	1.67	(316,000)	0.98
Outstanding at June 30, 2020	1,544,076	$1.25	162,500	$2.70	1,120,493	$1.81	392,000	$0.98

At June 30, 2020, there was $3.2 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 1.0 years. For the six months ended June 30, 2020 and 2019, the total fair value of the Company’s restricted stock awards vested was $1.9 million and $2.6 million, respectively.

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

The Company’s interests in certain crude oil and natural gas leases from the State of North Dakota are subject to an ongoing dispute over the ownership of minerals underlying the bed of the Missouri River within the boundaries of the Fort Berthold Reservation.  The ongoing dispute is between the State of North Dakota and three affiliated tribes, both of whom have purported to lease mineral rights in tracts of riverbed within the reservation boundaries. In the event the ongoing dispute results in a final judgment that is adverse to the Company’s interests, the Company would be required to reverse approximately $4.5 million in revenue (net of accrued taxes) that has been accrued since the first quarter of 2013 based on the Company’s purported interest in the crude oil and natural gas leases at issue. Due to the long-term nature of this title dispute, the $4.5 million in accounts receivable is included in “Other Noncurrent Assets, Net” on the condensed balance sheets. The Company fully maintains the validity of its interests in the crude oil and natural gas leases.

NOTE 9     INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income due to the recognition of a full valuation allowance during both the three and six months ended June 30, 2020 and 2019, respectively.

In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized. In making such determination, the Company considers all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies. If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance. The Company assesses the appropriateness of its valuation allowance on a quarterly basis. At June 30, 2020 and December 31, 2019, the Company maintains a full valuation allowance on its net DTAs.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	Fair Value Measurements at June 30, 2020 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset	$—	$156,436	$—
Commodity Derivatives – Noncurrent Asset	—	34,566	—
Commodity Derivatives – Current Liabilities	—	(616)	—
Commodity Derivatives – Noncurrent Liabilities	—	(582)	—
Interest Rate Derivatives – Current Liabilities	—	(583)	—
Interest Rate Derivatives – Noncurrent Liabilities	—	(846)	—
Total	$—	$188,375	$—

	Fair Value Measurements at December 31, 2019 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset	$—	$5,628	$—
Commodity Derivatives – Current Liabilities	—	(11,298)	—
Commodity Derivatives – Noncurrent Asset	—	8,554	—
Commodity Derivatives – Noncurrent Liabilities	—	(8,079)	—
Total	$—	$(5,195)	$—

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

Long-term debt is not presented at fair value on the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium or discount (see Note 4).  The fair value of the Company’s Second Lien Notes is $254.2 million and $434.4 million at June 30, 2020 and December 31, 2019, respectively. The fair value of the Company’s Second Lien Notes are based on active market quotes, which represent Level 1 inputs.

There is no active market for the Revolving Credit Facility or the Unsecured VEN Bakken Note. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the LIBOR spread, secured interest, and the Company’s borrowing base utilization. The recorded fair value of the VEN Bakken Note is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk (see Note 3). The fair value measurements for the Revolving Credit Facility and the Unsecured VEN Bakken Note represent Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the six months ended June 30, 2020 were approximately $0.3 million.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the six months ended June 30, 2020.

NOTE 11     DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes commodity price swaps, basis swaps, swaptions and collars (purchased put options and written call options) to (i) reduce the effects of volatility in price changes on the crude oil and natural gas commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending. In addition, in the first quarter of 2020, the Company began to utilize interest rate swaps to mitigate exposure to changes in interest rates on the Company’s variable-rate indebtedness.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Gain on Settled Commodity Derivatives	$77,439	$4,734	$108,944	$17,280
Gain (Loss) on Unsettled Commodity Derivatives	(150,077)	31,857	194,999	(120,311)
Gain (Loss) on Commodity Derivatives, Net	$(72,638)	$36,591	$303,943	$(103,031)

As of June 30, 2020, the Company had a total volume on open commodity oil price swaps of 12.7 million barrels at a weighted average price of approximately $56.05 per barrel. The following table reflects the weighted average price of open commodity price swap derivative contracts as of June 30, 2020, by year with associated volumes.

Year	Volumes (Bbl)	Weighted Average Price ($)
2020	4,873,710	58.25
2021(1)	7,808,624	54.67
2022(2)	—	—
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
(2)The Company has entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 3.1 million barrels for 2022 are exercisable on or about December 31, 2021. If the counterparties exercise all such options, the notional volume of the Company’s existing crude oil derivative contracts will increase by 3.1 million barrels at a weighted average price of $52.68 per barrel for 2022. Additionally, counterparties have options covering a notional volume of 0.7 million barrels for 2023 at a weighted average price of $44.86 per barrel.

As of June 30, 2020, the Company had a total volume on open commodity natural gas price swaps of 12.8 million MMbtu at a weighted average price of approximately $2.41 per MMBtu. The following table reflects the weighted average price of open commodity natural gas price swap derivative contracts as of June 30, 2020, by year with associated volumes.

Year	Volumes (MMBtu)	Weighted Average Price ($)
2020	3,220,000	2.35
2021	9,575,000	2.43

Interest Rate Derivative Instruments

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of June 30, 2020, the Company had interest rate swaps with a total notional amount of $200.0 million. The settlement of these derivative instruments is recognized as a component of interest expense in the condensed statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the condensed statements of operations.

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at June 30, 2020 and December 31, 2019, respectively.  Certain amounts may be presented on a net basis on the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

Type of Contract	Balance Sheet Location	June 30, 2020 Estimated Fair Value	December 31, 2019 Estimated Fair Value
Derivative Assets:		(In thousands)
Commodity Price Swap Contracts	Current Assets	$156,436	$20,164
Interest Rate Swap Contracts	Current Assets	—	—
Commodity Price Swap Contracts	Noncurrent Assets	45,982	16,069
Interest Rate Swap Contracts	Noncurrent Assets	—	—
Total Derivative Assets		$202,418	$36,233

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(616)	$(25,834)
Interest Rate Swap Contracts	Current Liabilities	(583)	—
Commodity Price Swap Contracts	Noncurrent Liabilities	(582)	(5,273)
Interest Rate Swap Contracts	Noncurrent Liabilities	(846)	—
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(11,416)	(10,321)
Total Derivative Liabilities		$(14,043)	$(41,428)

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

	Estimated Fair Value at June 30, 2020
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$156,436	$—	$156,436
Noncurrent Assets	45,982	(11,416)	34,566
Total Derivative Assets	$202,418	$(11,416)	$191,002

Offsetting of Derivative Liabilities:
Current Liabilities	$(1,198)	$—	$(1,198)
Noncurrent Liabilities	(12,844)	11,416	(1,428)
Total Derivative Liabilities	$(14,042)	$11,416	$(2,626)

	Estimated Fair Value at December 31, 2019
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$20,164	$(14,536)	$5,628
Non-Current Assets	16,069	(7,515)	8,554
Total Derivative Assets	$36,233	$(22,051)	$14,182

Offsetting of Derivative Liabilities:
Current Liabilities	$(25,834)	$14,536	$(11,298)
Non-Current Liabilities	(15,594)	7,515	(8,079)
Total Derivative Liabilities	$(41,428)	$22,051	$(19,377)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of June 30, 2020.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at June 30, 2020 and December 31, 2019.

NOTE 12     SUBSEQUENT EVENTS

On July 8, 2020, the Company entered into an amendment (the “Amendment”) to its Revolving Credit Facility. Pursuant to the Amendment, the Company’s semi-annual borrowing base redetermination was completed and the borrowing base under the Revolving Credit Facility was reduced to $660.0 million. As of June 30, 2020, the Company had $568.0 million in outstanding borrowings under the credit facility. The next redetermination of the borrowing base is scheduled for October 1, 2020. The Amendment also amends certain other provisions of the Revolving Credit Facility, including among other things to limit the Company’s ability to maintain excess cash liquidity without using it to reduce outstanding borrowings under the Revolving Credit Facility.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  the effects of the COVID-19 pandemic and related economic slowdown, changes in crude oil and natural gas prices, the pace of drilling and completions activity on our current properties, infrastructure constraints and related factors affecting our properties, ongoing legal disputes over and potential shutdown of the Dakota Access Pipeline, our ability to acquire additional development opportunities, changes in our reserves estimates or the value thereof, general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise or access capital, changes in accounting principles, policies or guidelines, financial or political instability, health-related epidemics, acts of war or terrorism, and other economic, competitive, governmental, regulatory and technical factors affecting our company’s operations, products and prices.

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

Overview

We are a company with a primary strategy of investing in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in the Williston Basin Bakken and Three Forks play in North Dakota and Montana.  Using this strategy, we had participated in 6,300 gross (466.0 net) producing wells as of June 30, 2020. As of June 30, 2020, we had leased approximately 182,899 net acres, of which approximately 90% were developed and substantially all were located in the Williston Basin in North Dakota and Montana.

Our average daily production in the second quarter of 2020 was approximately 23,804 Boe per day, of which approximately 77% was oil. This was a 46% reduction from the first quarter of 2020, driven by widespread shut-ins and curtailments of production and deferral of completion and development activity by operators in response to the drastic decline in crude oil prices during the quarter. During the three months ended June 30, 2020, we added 54 gross (1.3 net) wells to production.

Impacts of COVID-19 Pandemic and Current Economic Environment

The novel coronavirus disease (COVID-19) and efforts to mitigate the spread of the disease have created unprecedented challenges for our industry, including a drastic decline in demand for crude oil. In addition, in March 2020, members of OPEC failed to agree on production levels which led to a substantial decrease in oil prices and an increasingly volatile market. The oil price war ended in April 2020, with a deal to cut global petroleum output but did not go far enough to offset the impact of COVID-19 on demand. As a result of lower demand caused by the COVID-19 pandemic and the oversupply of crude oil, spot and future prices of crude oil fell to historic lows during the second quarter of 2020 and remain depressed. Operators in the Williston Basin responded by significantly decreasing drilling and completion activity, and by shutting in or curtailing production from a significant number of producing wells. Operators’ decisions on these matters are evolving rapidly, and it remains extremely difficult to predict the future effects on our company and its business. See “Market Conditions” below.

As a result of these factors, we reduced our 2020 capital spending forecast to a range of $175.0 – $200.0 million, a reduction of 53% – 59% compared to our actual developmental capital expenditures in 2019. Our capital expenditures for the second quarter of 2020 were $34.5 million, which was 60% lower than first quarter of 2020. We also anticipate that our 2020 production will be significantly lower than originally expected due to actions by many of our operating partners to shut-in or curtail production and defer development plans as a result of the low commodity price environment. We estimate that curtailments, shut-ins and delayed well completions reduced our average daily production by approximately 16,800 Boe per day in the second quarter of 2020. Notwithstanding these reductions, which we expect to continue to some extent into the second half of 2020, we still expect to generate significant cash flow in 2020 due to our crude oil and natural gas derivative positions and reduction in capital expenditures. We expect that this cash flow and borrowing availability under our revolving credit facility will allow us to meet our liquidity needs for at least the next twelve 12 months, including the $65.0 million principal payment on the Unsecured VEN Bakken Note that is due January 1, 2021.

At June 30, 2020, we performed an impairment review using prices that reflect an average of the trailing 12-month prices as prescribed pursuant to the SEC’s guidelines and incurred a full-cost ceiling test impairment charge of $762.7 million. The average prices used in the June 30, 2020 impairment review are significantly higher than the actual and currently forecasted prices in 2020. If the current pricing environment persists, and as a result lower average monthly pricing is reflected in the trailing 12-month average pricing calculation, the present value of our future net revenues is expected to decline and additional full-cost ceiling impairment charges are expected to be recognized. This impairment charge would be non-cash in nature and should not impact any covenants under our various debt instruments. See Note 3 to our condensed financial statements.

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

The price of oil in the Williston Basin can vary depending on the market in which it is sold and the means of transportation used to transport the oil to market.  Light sweet crude from the Williston Basin has a higher value at many major refining centers because of its higher quality relative to heavier and sour grades of oil; however, because of the Williston Basin’s location relative to traditional oil transport centers, this higher value is generally offset to some extent by higher transportation costs.  While rail transportation has historically been more expensive than pipeline transportation, Williston Basin’s prices have at times justified shipment by rail to markets across the United States. Additional pipeline infrastructure has increased takeaway capacity in the Williston Basin which has improved wellhead values in the region, specifically the Dakota Access Pipeline (“DAPL”) which has given the region low-cost transportation with access to Gulf Coast markets, which generally have higher benchmark pricing than WTI prices, offsetting some of the additional cost for the mode and increased distance of transportation.

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the second quarter of 2020 was $10.60 per barrel, as compared to $5.29 per barrel in the second quarter of 2019. Fluctuations in our oil price differential are due to several factors such as takeaway capacity relative to production levels in the Williston Basin, regional storage capacity, and seasonal refinery maintenance temporarily depressing crude demand.

DAPL is subject to highly publicized ongoing litigation (the “DAPL Litigation”) that could threaten its continued operation. In July 2020, a federal district court judge ordered DAPL to be shut down no later than August 6, 2020, pending the completion of an environmental impact statement (“EIS”) that is expected to take at least a year to complete. The district court’s shut-down order was subsequently temporarily stayed by a federal circuit court of appeals, and DAPL currently remains operational. But a court-ordered shut-down remains possible, and there is no guarantee that DAPL will be permitted to resume or continue operations following the completion of the EIS and/or the DAPL Litigation. During any period that DAPL is forced to shut down, we expect our average oil price differential to increase, although it is difficult to predict with any precision what effect this would have.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in oil prices that can substantially impact the level of drilling activity in the Williston Basin.  Generally, higher oil prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower oil prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant.  During the first six months of 2020, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $7.6 million, compared to $8.0 million for the wells we elected to participate in during 2019.

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

During the first half of 2020, the oil and natural gas industry witnessed an abrupt and significant decline in oil prices from $63 per Bbl in early January to an average of $27.95 per Bbl during the second quarter of 2020. This sudden decline in oil prices was attributable to two primary factors: (1) the precipitous decline in global oil demand resulting from the worldwide spread of COVID-19 and (2) a sudden, unexpected increase in global oil supply resulting from actions initiated by Saudi Arabia to increase its oil production to world markets following the failure of efforts by members of OPEC+ to agree on coordinated production cuts in March 2020. The OPEC price war ended in April 2020, with a deal to cut global petroleum output but did not go far enough to offset the dramatic negative impact of COVID-19 on demand. The general outlook for the oil and natural gas industry for the remainder of 2020 remains highly uncertain, and we can provide no assurances as to when the economic disruptions resulting from COVID-19 and the corresponding decline in oil demand may begin to improve. Until such time, however, we anticipate that oil prices will remain well below the prices realized in 2019.

Prices for various quantities of oil, natural gas, and NGLs that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020	2019
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$1.70	$2.56
Oil (per Bbl)	$27.95	$59.89
__________

	Six Months Ended June 30,
	2020	2019
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$1.80	$2.74
Oil (per Bbl)	$36.69	$57.42
__________
(1)Based on average NYMEX closing prices.

For the three months ended June 30, 2020, the average NYMEX pricing was $27.95 per barrel of oil, or 53% lower than the average NYMEX price per barrel for the comparable period in 2019.  Our realized oil price after reflecting settled commodity derivatives was 13% higher in the second quarter of 2020 than in the second quarter of 2019 due to the gain on settled commodity derivatives, partially offset by the aforementioned lower average NYMEX price per barrel and a higher oil price differential.

For the three months ended June 30, 2020, the average NYMEX pricing was $1.70 per Mcf of natural gas, or 34% lower than the average NYMEX price per Mcf for the comparable period in 2019. Our realized natural gas and NGL price after reflecting settled commodity derivatives was $(2.41) per Mcf in the second quarter of 2020 compared to $2.70 per Mcf in the second quarter of 2019. The significant reduction in our natural gas and NGL prices is due to physical storage constraints, similar to what was seen in the oil markets, which created negative pricing for NGL products as demand collapsed due primarily to the COVID-19 pandemic. In addition, lower NGL pricing during the second quarter of 2020 was also due to higher compression, gathering, and processing charges that were in excess of natural gas and NGL sales prices, which drove the negative realized natural gas and NGL pricing.

As of June 30, 2020, we had a total volume on open crude oil price swaps of 12.7 million barrels at a weighted average price of approximately $56.05 per barrel. As of June 30, 2020, we had a total volume on open natural gas price swaps of 12.8 million MMbtu at a weighted average price of approximately $2.41 per MMbtu. See Note 11 to the condensed financial statements.

Results of Operations for the Three Months Ended June 30, 2020 and June 30, 2019

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended June 30,
	2020	2019	% Change
Net Production:
Oil (Bbl)	1,659,293	2,562,513	(35)%
Natural Gas and NGLs (Mcf)	3,041,418	3,715,936	(18)%
Total (Boe)	2,166,196	3,181,835	(32)%

Net Sales (in thousands):
Oil Sales	$28,784	$139,810	(79)%
Natural Gas and NGL Sales	(8,120)	10,037
Gain on Settled Commodity Derivatives	77,439	4,734
Gain (Loss) on Unsettled Commodity Derivatives	(150,077)	31,857
Other Revenue	3	2
Total Revenues	(51,971)	186,440

Average Sales Prices:
Oil (per Bbl)	$17.35	$54.56	(68)%
Effect of Gain on Settled Oil Derivatives on Average Price (per Bbl)	46.19	1.85
Oil Net of Settled Oil Derivatives (per Bbl)	63.54	56.41	13%

Natural Gas and NGLs (per Mcf)	(2.67)	2.70
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.26	—
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	(2.41)	2.70

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	9.54	47.09	(80)%
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	35.75	1.49
Realized Price on a Boe Basis Including Settled Commodity Derivatives	45.29	48.58	(7)%

Operating Expenses (in thousands):
Production Expenses	$26,638	$26,132	2%
Production Taxes	1,917	14,033	(86)%
General and Administrative Expenses	4,709	5,250	(10)%
Depletion, Depreciation, Amortization and Accretion	36,756	46,091	(20)%

Costs and Expenses (per Boe):
Production Expenses	$12.30	$8.21	50%
Production Taxes	0.89	4.41	(80)%
General and Administrative Expenses	2.17	1.65	32%
Depletion, Depreciation, Amortization and Accretion	16.97	14.49	17%

Net Producing Wells at Period End	466.0	340.6	37%

Oil and Natural Gas Sales

In the second quarter of 2020, our oil, natural gas and NGL sales, excluding the effect of settled derivatives, decreased 86% as compared to the second quarter of 2019, driven by an 80% decrease in realized prices, excluding the effect of settled commodity derivatives, and a 32% decrease in production. The lower average realized price in the second quarter of 2020 as compared to the same period in 2019 was partially driven by lower average NYMEX oil prices and a higher oil price differential. Oil price differential during the second quarter of 2020 was $10.60 per barrel, as compared to $5.29 per barrel in the second quarter of 2019. The lower average realized price in the second quarter of 2020 as compared to the same period in 2019 was also driven by a significant reduction in our natural gas and NGL sales due in large part to a $(2.41) per Mcf average realized price in the second quarter of 2020 compared to $2.70 per Mcf in the second quarter of 2019. See “Market Conditions” above.

Curtailments, shut-ins and completion delays due to the significant decline in commodity prices drove a 32% decrease in production levels in the second quarter of 2020 compared to the same period in 2019. See “Impacts of COVID-19 Pandemic and Current Economic Environment” above.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a loss of $72.6 million in the second quarter of 2020, compared to a gain of $36.6 million in the second quarter of 2019. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the second quarter of 2020, we realized a gain on settled commodity derivatives of $77.4 million, compared to a $4.7 million gain in the second quarter of 2019. The increase in the gain on settled derivatives was primarily due to a significant decrease in the average NYMEX oil price in the second quarter of 2020 compared to the same period of 2019. During the second quarter of 2020, our derivative settlements included 2.6 million barrels of oil at an average settlement price of $57.84 per barrel. During the second quarter of 2019, our commodity derivative settlements included 1.9 million barrels of oil at an average settlement price of $63.01 per barrel. The average NYMEX oil price for the second quarter of 2020 was $27.95 compared to $59.89 for the second quarter of 2019. Our average realized price (including all cash derivative settlements) in the second quarter of 2020 was $45.29 per Boe compared to $48.58 per Boe in the second quarter of 2019. The gain on settled derivatives increased our average realized price per Boe by $35.75 in the second quarter of 2020 and by $1.49 in the second quarter of 2019.

Unsettled commodity derivative gains and losses was a loss of $150.1 million in the second quarter of 2020, compared to a gain of $31.9 million in the second quarter of 2019. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2020, all of our derivative contracts are recorded at their fair value, which was a net asset of $188.4 million, an increase of $193.6 million from the $5.2 million net liability recorded as of December 31, 2019. The increase in the net asset at June 30, 2020 as compared to December 31, 2019 was primarily due to changes in forward oil prices relative to prices on our open oil derivative contracts since December 31, 2019.

Production Expenses

Production expenses were $26.6 million in the second quarter of 2020, compared to $26.1 million in the second quarter of 2019. On a per unit basis, production expenses increased from $8.21 per Boe in the second quarter of 2019 to $12.30 per Boe in the second quarter of 2020 due in large part to a 32% decrease in our production volumes. On an absolute dollar basis, the increase in our production expenses in the second quarter of 2020, as compared to the second quarter of 2019, was primarily due to a 37% increase in the total number of net producing wells which was partially offset by production curtailments and shut-ins that negatively impacted our production in the second quarter of 2020.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $1.9 million in the second quarter of 2020 compared to $14.0 million in the second quarter of 2019. The decrease is due to lower realized prices and lower production levels, which decreased our oil and natural gas sales in the second quarter of 2020 as compared to the second quarter of 2019. As a percentage of oil and natural gas sales, our production taxes were 9.3% and 9.4% in the second quarter of 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses were $4.7 million in the second quarter of 2020 compared to $5.2 million in the second quarter of 2019. The decrease was primarily due to a $0.3 million decrease in compensation expense and a $0.4 million decrease in professional fees in the second quarter of 2020 compared to the second quarter of 2019, partially offset by a $0.1 million increase due to the timing of other expenditures.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $36.8 million in the second quarter of 2020, compared to $46.1 million in the second quarter of 2019. Depletion expense, the largest component of DD&A, decreased by $9.5 million in the second quarter of 2020 compared to the second quarter of 2019. The aggregate decrease in depletion expense was driven by a 32% decrease in production levels, partially offset by a 17% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $16.80 per Boe in the second quarter of 2020 compared to $14.41 per Boe in the second quarter of 2019. The higher depletion rate per Boe was primarily driven by the increase in our depletable base as a result of the VEN Bakken acquisition as well as lower reserve volumes due to reduced commodity pricing. Depreciation, amortization and accretion was $0.4 million and $0.2 million in the second quarter of 2020 and 2019, respectively. The following table summarizes DD&A expense per Boe for the second quarter of 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Depletion	$16.80	$14.41	$2.39	17%
Depreciation, Amortization and Accretion	0.17	0.08	0.09	113%
Total DD&A Expense	$16.97	$14.49	$2.48	17%

Impairment of Oil and Natural Gas Properties

As a result of low commodity prices and their effect on the proved reserve values of our properties, we recorded a non-cash ceiling test impairment of $762.7 million in the second quarter of 2020. We did not record any impairment of our proved oil and gas properties in 2019. The impairment charge affected our reported net income but did not reduce our cash flow.

If commodity prices remain at current levels, the trailing twelve-month average price used in the ceiling calculation will decline and will likely cause additional future write downs of our oil and natural gas properties. Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have stabilized or recovered long enough to stabilize or increase the trailing twelve-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analysis in future periods.

Interest Expense

Interest expense, net of capitalized interest, was $14.0 million for the second quarter of 2020 compared to $17.8 million in the second quarter of 2019. The decrease in interest expense was primarily due to lower interest rates on the debt outstanding and reduced principal amounts outstanding of our Second Lien Notes in the second quarter of 2020 compared to the second quarter of 2019.

Loss on Extinguishment of Debt

        As a result of the Second Lien Notes repurchases and exchanges during the second quarter of 2020 (see Note 4 to our condensed financial statements), we recorded a gain on extinguishment of debt of $0.2 million for the three months ended June 30, 2020 based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof. During the second quarter of 2019, we recorded a loss on extinguishment of debt of $0.4 million.

Debt Exchange Derivative Gain (Loss)

For the second quarter of 2020, we did not record a debt exchange derivative, compared to a loss of $4.9 million in the second quarter of 2019. As of June 30, 2020, we had no debt exchange derivative liabilities remaining.

Contingent Consideration Gain (Loss)

        During the second quarter of 2020, we did not record a contingent consideration gain (loss), compared to a loss of $24.8 million in the second quarter of 2019 due to a change in the fair value of these liabilities. As of June 30, 2020, we had no contingent consideration liabilities remaining.

Income Tax

During the second quarters of 2020 and 2019, no income tax expense (benefit) was recorded on the income (loss) before income taxes, due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization. For further discussion of our valuation allowance, see Note 9 to our condensed financial statements.

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

Results of Operations for the Six Months Ended June 30, 2020 and June 30, 2019

The following table sets forth selected operating data for the periods indicated.

	Six Months Ended June 30,
	2020	2019	% Change
Net Production:
Oil (Bbl)	4,797,673	5,103,745	(6)%
Natural Gas and NGLs (Mcf)	8,090,538	7,151,720	13%
Total (Boe)	6,146,096	6,295,698	(2)%

Net Sales (in thousands):
Oil Sales	$145,116	$263,423	(45)%
Natural Gas and NGL Sales	5,744	19,107	(70)%
Gain on Settled Commodity Derivatives	108,944	17,280
Gain (Loss) on Unsettled Commodity Derivatives	194,999	(120,311)
Other Revenue	11	7
Total Revenues	454,815	179,506	153%

Average Sales Prices:
Oil (per Bbl)	$30.25	$51.65	(41)%
Effect of Gain on Settled Oil Derivatives on Average Price (per Bbl)	22.54	3.39
Oil Net of Settled Oil Derivatives (per Bbl)	52.79	55.04	(4)%

Natural Gas and NGLs (per Mcf)	0.71	2.67	(73)%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.10	—
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	0.81	2.67	(70)%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	24.55	44.88	(45)%
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	17.72	2.74
Realized Price on a Boe Basis Including All Realized Derivative Settlements	42.27	47.62	(11)%

Operating Expenses (in thousands):
Production Expenses	$63,974	$50,799	26%
Production Taxes	13,813	26,553	(48)%
General and Administrative Expenses	9,580	11,300	(15)%
Depletion, Depreciation, Amortization and Accretion	98,565	91,225	8%

Costs and Expenses (per Boe):
Production Expenses	$10.41	$8.07	29%
Production Taxes	2.25	4.22	(47)%
General and Administrative Expenses	1.56	1.79	(13)%
Depletion, Depreciation, Amortization and Accretion	16.04	14.49	11%

Net Producing Wells at Period End	466.0	340.6	37%

Oil and Natural Gas Sales

In the first six months of 2020, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, decreased 47% as compared to the first six months of 2019, driven by a 45% decrease in realized prices, excluding the effect of settled commodity derivatives, and a 2% decrease in production. The lower average realized price in the first six months of 2020 as compared to the same period in 2019 was driven by lower average NYMEX oil prices and a higher oil price differential. Oil price differential during the first six months of 2020 was $6.44 per barrel, as compared to $5.79 per barrel in the first six months of 2019. The lower average realized price in the first six months of 2020 as compared to the same period in 2019 was also driven by a significant reduction in our natural gas and NGL sales due in large part to a $0.81 per Mcf average realized price in the first six months of 2020 compared to $2.67 per Mcf in the first six months of 2019. See “Market Conditions” above.

Curtailments, shut-ins and completion delays due to the significant decline in commodity prices drove a 2% decrease in production levels in the first six months of 2020 compared to the same period in 2019. See “Impacts of COVID-19 Pandemic and Current Economic Environment” above.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil production. Our gain (loss) on commodity derivatives, net, was a gain of $303.9 million in the first six months of 2020, compared to a loss of $103.0 million in the first six months of 2019. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first six months of 2020, we realized a gain on settled commodity derivatives of $108.9 million, compared to a $17.3 million gain in the first six months of 2019. The increase in the gain on settled derivatives was primarily due to a decrease in the average NYMEX oil price in the first six months of quarter of 2020 compared to the same period of 2019. During the first six months of 2020, our derivative settlements included 5.2 million barrels of oil at an average settlement price of $57.88 per barrel. During the first six months of 2019, our commodity derivative settlements included 3.7 million barrels of oil at an average settlement price of $62.95 per barrel. The average NYMEX oil price for the first six months of 2020 was $36.69 compared to $57.42 for the first six months of 2019.

Unsettled commodity derivative gains and losses was a gain of $195.0 million in the first six months of 2020, compared to a loss of $120.3 million in the first six months of 2019. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2020, all of our derivative contracts are recorded at their fair value, which was a net asset of $188.4 million, an increase of $193.6 million from the $5.2 million net liability recorded as of December 31, 2019. The increase in the net asset at June 30, 2020 as compared to December 31, 2019 was primarily due to changes in forward oil prices relative to prices on our open oil derivative contracts since December 31, 2019.

Production Expenses

Production expenses were $64.0 million in the first six months of 2020, compared to $50.8 million in the first six months of 2019. On a per unit basis, production expenses increased from $8.07 per Boe in the first six months of 2019 to $10.41 per Boe in the first six months of 2020. On an absolute dollar basis, the increase in our production expenses in the first six months of 2020, as compared to the first six months of 2019, was primarily due to a 37% increase in the total number of net producing wells, partially offset by a 2% decrease in production. The increase in production expenses on a per unit basis was due in part to production curtailments and shut-ins that negatively impacted our production in the first six months of 2020.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $13.8 million in the first six months of 2020 compared to $26.6 million in the first six months of 2019. The decrease is due to lower realized prices which decreased our oil and natural gas sales in the first six months of 2020 as compared to the first six months of 2019. As a percentage of oil and natural gas sales, our production taxes were 9.2% and 9.4% in the first six months of 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses were $9.6 million in the first six months of 2020 compared to $11.3 million in the first six months of 2019. The decrease was primarily due to a $1.8 million decrease in compensation expense, primarily due to the timing of our performance-based equity awards, and a $0.2 million decrease in professional fees, which was partially offset by a $0.3 million increase in insurance expense in the first six months of 2020 compared to the first six months of 2019.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $98.6 million in the first six months of 2020, compared to $91.2 million in the first six months of 2019. Depletion expense, the largest component of DD&A, increased by $7.1 million in the first six months of 2020 compared to the first six months of 2019. The aggregate increase in depletion expense was driven by a 10% increase in the depletion rate per Boe, partially offset by a 2% decrease in production levels. On a per unit basis, depletion expense was $15.92 per Boe in the first six months of 2020 compared to $14.41 per Boe in the first six months of 2019. The higher depletion rate per Boe was primarily driven by the increase in our depletable base as a result of the VEN Bakken acquisition as well as lower reserve volumes due to reduced commodity pricing. Depreciation, amortization and accretion was $0.7 million and $0.5 million in the first six months of 2020 and 2019, respectively. The following table summarizes DD&A expense per Boe for the first six months of 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Depletion	$15.92	$14.41	$1.51	10%
Depreciation, Amortization and Accretion	0.12	0.08	0.04	50%
Total DD&A Expense	$16.04	$14.49	$1.55	11%

Impairment of Oil and Natural Gas Properties

As a result of low commodity prices and their effect on the proved reserve values of our properties, we recorded a non-cash ceiling test impairment of $762.7 million in the first six months of 2020. We did not record any impairment of our proved oil and gas properties in 2019. The impairment charge affected our reported net income but did not reduce our cash flow.

If commodity prices remain at current levels, the trailing twelve-month average price used in the ceiling calculation will decline and will likely cause additional future write downs of our oil and natural gas properties. Continued write downs of oil and natural gas properties are expected to occur until such time as commodity prices have stabilized or recovered long enough to stabilize or increase the trailing twelve-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analysis in future periods.

Interest Expense

Interest expense, net of capitalized interest, was $30.5 million for the first six months of 2020 compared to $37.3 million in the first six months of 2019. The decrease in interest expense was primarily due to lower interest rates on the debt outstanding in the first six months of 2020 compared to the first six months of 2019. In addition, the series of Second Lien Note exchanges completed in the first six months of 2020 compared to the first six months of 2019 reduced our interest expense (See Note 4 to our condensed financial statements).

Loss on Extinguishment of Debt

        As a result of the Second Lien Notes repurchases and exchanges during the first six months of 2020 (see Note 4 to our condensed financial statements), we recorded a loss on extinguishment of debt of $5.3 million for the six months ended June 30, 2020 based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof. During the first six months of 2019, we recorded a loss on extinguishment of debt of $0.4 million.

Debt Exchange Derivative Gain (Loss)

For the first six months of 2020, we did not record a debt exchange derivative, compared to a gain of $1.4 million in the first six months of 2019. As of June 30, 2020, we had no debt exchange derivative liabilities remaining.

Contingent Consideration Gain (Loss)

        During the first six months of 2020, we did not record a contingent consideration gain (loss), compared to a gain of $23.4 million in the first six months of 2019 due to a change in the fair value of these liabilities. As of June 30, 2020, we had no contingent consideration liabilities remaining.

Income Tax

During the first six months of 2020 and 2019, no income tax expense (benefit) was recorded on the income (loss) before income taxes, due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization. For further discussion of our valuation allowance, see Note 9 to our condensed financial statements.

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

Non-GAAP Financial Measures

We define Adjusted Net Income (Loss) as net income (loss) excluding (i) (gain) loss on unsettled commodity derivatives, net of tax, (ii) (gain) loss on extinguishment of debt, net of tax, (iii) debt exchange derivative (gain) loss, net of tax, (iv) contingent consideration loss, net of tax, (v) acquisition transaction costs, net of tax, (vi) impairment of other current assets, net of tax, (vii) impairment expense, net of tax, and (viii) loss on unsettled interest rate derivatives, net of tax. Our Adjusted Net Income for the second quarter of 2020 was $10.7 million or $0.02 per diluted share, compared to $45.5 million or $0.12 per diluted share for the second quarter of 2019. Our Adjusted Net Income for the first six months of 2020 was $32.9 million or $0.06 per diluted share, compared to $62.4 million or $0.16 per diluted share for the first six months of 2019. In both periods, the decrease in Adjusted Net Income is primarily due to lower realized commodity prices (after the effect of settled commodity derivatives), lower production levels and increased per unit production expenses.

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization and accretion, (iv) non-cash stock-based compensation expense, (v) (gain) loss on extinguishment of debt, (vi) debt exchange derivative (gain) loss, (vii) contingent consideration loss, (viii) (gain) loss on unsettled commodity derivatives, (ix) loss on unsettled interest rate derivatives, (x) impairment of other current assets, and (xi) impairment expense. Adjusted EBITDA for the second quarter of 2020 was $66.1 million, compared to Adjusted EBITDA of $110.8 million for the second quarter of 2019. Adjusted EBITDA for the first six months of 2020 was $174.7 million, compared to Adjusted EBITDA of $215.6 million for the first six months of 2019. In both periods, the decrease in Adjusted EBITDA is primarily due to lower realized commodity prices (after the effect of settled commodity derivatives), lower production levels and increased per unit production expenses.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Net Income (Loss)	$(899,200)	$44,399	$(530,914)	$(62,762)
Add:
Impact of Selected Items:
(Gain) Loss on Unsettled Commodity Derivatives	150,077	(31,857)	(194,999)	120,311
Impairment of Other Current Assets	—	2,694	—	2,694
(Gain) Loss on Extinguishment of Debt	(217)	425	5,310	425
Debt Exchange Derivative (Gain) Loss	—	4,873	—	(1,413)
Contingent Consideration Loss	—	24,763	—	23,371
Acquisition Transaction Costs	—	513	—	513
Loss on Unsettled Interest Rate Derivatives	752	—	1,429	—
Impairment Expense	762,716	—	762,716	—
Selected Items, Before Income Taxes	913,328	1,411	574,456	145,901
Income Tax of Selected Items(1)	(3,461)	(346)	(10,668)	(20,696)
Selected Items, Net of Income Taxes	909,866	1,065	563,788	125,205

Adjusted Net Income	$10,667	$45,465	$32,874	$62,443

Weighted Average Shares Outstanding – Basic	415,356,043	378,368,462	409,509,292	374,927,630
Weighted Average Shares Outstanding – Diluted	515,569,721	378,724,511	509,897,841	375,736,820

Net Income (Loss) Per Common Share – Basic	$(2.16)	$0.12	$(1.30)	$(0.17)
Add:
Impact of Selected Items, Net of Income Taxes	2.19	—	1.38	0.33
Adjusted Net Income Per Common Share – Basic	$0.03	$0.12	$0.08	$0.16

Net Income (Loss) Per Common Share – Diluted	$(1.74)	$0.12	$(1.04)	$(0.17)
Add:
Impact of Selected Items, Net of Income Taxes	1.76	—	1.10	0.33
Adjusted Net Income Per Common Share – Diluted	$0.02	$0.12	$0.06	$0.16
______________
(1)For the three and six months ended June 30, 2020, this represents a tax impact using an estimated tax rate of 24.5%, which includes an adjustment of $220.3 million and $130.1 million, respectively, for a change in valuation allowance. For the three months ended June 30, 2019, this represents a tax impact using an estimated tax rate of 24.5%, which does not include an adjustment for a change in valuation allowance. For the six months ended June 30, 2019, this represents a tax impact using an estimated tax rate of 24.5%, and includes a $15.1 million adjustment for a change in valuation allowance.

Reconciliation of Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net Income (Loss)	$(899,200)	$44,399	$(530,914)	$(62,762)
Add:
Interest Expense	13,957	17,778	30,508	37,327
Income Tax Provision (Benefit)	—	—	(166)	—
Depreciation, Depletion, Amortization and Accretion	36,756	46,091	98,565	91,225
Impairment of Other Current Assets	—	2,694	—	2,694
Non-Cash Stock-Based Compensation	1,214	1,643	2,293	4,394
(Gain) Loss on Extinguishment of Debt	(217)	425	5,310	425
Debt Exchange Derivative (Gain) Loss	—	4,873	—	(1,413)
Contingent Consideration Loss	—	24,763	—	23,371
Loss on Unsettled Interest Rate Derivatives	752	—	1,429	—
(Gain) Loss on Unsettled Commodity Derivatives	150,077	(31,857)	(194,999)	120,311
Impairment Expense	762,716	—	762,716	—
Adjusted EBITDA	$66,055	$110,810	$174,742	$215,572

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

In the first quarter of 2020, we strengthened our balance sheet via several separate agreements whereby, in the aggregate, we repurchased and retired $76.7 million in principal amount of our 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”) in exchange for aggregate consideration to the holders consisting of $2.5 million in cash and 794,702 newly-issued shares of our 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) having an aggregate liquidation preference of $79.5 million. In the second quarter of 2020, we further strengthened our balance sheet via several separate exchange agreements whereby, in the aggregate, we retired an additional $30.2 million of Second Lien Notes in exchange for 28.5 million shares of our common stock.

As of June 30, 2020, we had outstanding debt consisting of $568.0 million of borrowings under our Revolving Credit Facility, $297.3 million aggregate principal amount of Second Lien Notes and $130.0 million aggregate principal amount under the Unsecured VEN Bakken Note.

On July 8, 2020, after the end of the second quarter, the semi-annual borrowing base redetermination was completed under our Revolving Credit Facility, and the borrowing base was reduced to $660.0 million. Pro forma for that reduction, we had total liquidity of $93.8 million as of June 30, 2020, consisting of $92.0 million of borrowing availability under the Revolving Credit Facility and $1.8 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 77% and 81% of our total production volumes in the second quarter of 2020 and 2019, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in the price of crude oil with respect to a portion of our expected oil production. In 2019, we hedged approximately 76% of our crude oil production. For the three months ended June 30, 2020, due to the significant reduction in our production as a result of the precipitous decline in crude oil prices, we hedged approximately 154% of our crude oil production. For a summary as of June 30, 2020, of our open commodity swap contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

See “Impacts of COVID-19 Pandemic and Current Economic Environment” above for additional information regarding our liquidity and capital resources in the current environment.

Working Capital

Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, collection of receivables, expenditures related to our development and production operations and the impact of our outstanding derivative instruments.

At June 30, 2020, we had a working capital surplus of $25.9 million, compared to a deficit of $70.4 million at December 31, 2019. Current assets increased by $72.1 million and current liabilities decreased by $24.3 million at June 30, 2020, compared to December 31, 2019. The increase in current assets is primarily due to an increase in our derivative instruments of $150.8 million due to the change in fair value as a result of the commodity price environment, which was partially offset by a $64.9 million reduction in our accounts receivable due to lower commodity prices and shut-in and curtailed production volumes. The change in current liabilities is due to a $75.5 million decrease in our accounts payable and accrued liabilities due in part to reduced activity levels in the Williston Basin and a $10.1 million decrease in our derivative instruments, partially offset by an increase in the current portion of our long-term debt of $65.0 million related to our Unsecured VEN Bakken Note.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. The Company typically enters into commodity derivative transactions covering a substantial, but varying, portion of its anticipated future oil and gas production for the next 12 to 24 months. As of June 30, 2020, we had entered into commodity derivative swap contracts hedging 4.9 million barrels of oil for the remainder of 2020 at an average price of $58.25 per barrel and 7.8 million barrels of oil in 2021 at an average price of $54.67 per barrel. In addition, we had entered into natural gas derivative swap contracts hedging 3.2 million MMbtu for the remainder of 2020 at an average price of $2.35 per MMbtu and 9.6 million MMbtu in 2021 at an average price of $2.43 per MMbtu.

Our cash flows for the six months ended June 30, 2020 and 2019 are presented below:

	Six Months Ended June 30,
	2020	2019
	(in thousands, unaudited)
Net Cash Provided by Operating Activities	$202,239	$198,300
Net Cash Used for Investing Activities	(190,514)	(191,141)
Net Cash Used for Financing Activities	(25,955)	(6,723)
Net Change in Cash	$(14,229)	$436

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2020 was $202.2 million, compared to $198.3 million in the same period of the prior year. This increase was due to changes in working capital and lower interest costs partially offset by lower realized prices (including the effect of settled derivatives) and lower production volumes. Net cash provided by operating activities is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the six months ended June 30, 2020 was an increase of $55.5 million compared to an increase of $17.2 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2020 and 2019 were $190.5 million and $191.1 million, respectively. The decrease in cash used in investing activities for the first six months of 2020 as compared to the same period of 2019 was attributable to a decrease of $31.0 million related to an acquisition deposit for our VEN Bakken acquisition that we paid during the first six months of 2019, which was substantially offset by a $30.2 million increase in our development and acquisition spending. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $92.5 million and $151.1 million at June 30, 2020 and 2019, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the six months ended June 30, 2020, our capitalized costs incurred for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $121.2 million, while the actual cash spend in this regard amounted to $189.7 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the six months ended June 30, 2020 and 2019 are summarized in the following table:

	Six Months Ended June 30,
	2020	2019
	(in millions, unaudited)
Drilling and Development Capital Expenditures	$163.6	$139.6
Acquisition of Oil and Natural Gas Properties	25.5	19.4
Other Capital Expenditures	0.6	0.5
Total	$189.7	$159.5

Cash Flows from Financing Activities

Net cash used for financing activities was $26.0 million during the six months ended June 30, 2020, compared to $6.7 million during the six months ended June 30, 2019. For the six months ended June 30, 2020, cash used for financing activities was primarily related to $13.5 million in repurchases of Second Lien Notes and $12.0 million of net repayments under our Revolving Credit Facility. For the six months ended June 30, 2019, cash used for financing activities was primarily related to $15.1 million in repurchases of common stock, $10.5 million in repurchases of Second Lien Notes and $13.4 million for settlements related to our contingent consideration and debt exchange derivative liabilities, which was partially offset by $33.0 million of net borrowings under our Revolving Credit Facility.

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

As of June 30, 2020, the Revolving Credit Facility had a borrowing base of $800.0 million and we had $568.0 million in borrowings outstanding under the facility. On July 8, 2020, after the end of the second quarter, the semi-annual borrowing base redetermination was completed under our Revolving Credit Facility, and the borrowing base was reduced to $660.0 million (see Note 12 to our condensed financial statements). Pro forma for that reduction, we had $92.0 million of borrowing availability under the Revolving Credity Facility as of June 30, 2020. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Second Lien Notes due 2023

As of June 30, 2020, we had $297.3 million in outstanding principal amount of our 8.500% senior secured second lien notes due 2023. See Note 4 to our condensed financial statements for further details regarding the Second Lien Notes.

Unsecured VEN Bakken Note

As of June 30, 2020, we had $130.0 million in outstanding principal amount under the Unsecured VEN Bakken Note. See Note 4 to our condensed financial statements for further details regarding the Unsecured VEN Bakken Note.

Series A Preferred Stock

As of June 30, 2020, we had 2,294,702 outstanding shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), having an aggregate liquidation preference of $229.5 million. See Note 5 to our condensed financial statements for further details regarding the Series A Preferred Stock.

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

The following table summarizes our open crude oil swap contracts as of June 30, 2020, by fiscal quarter.

Contract Period	Oil (Barrels)	Weighted Average Price ($)
Swaps-Crude Oil
2020:
Q3	2,501,348	$58.47
Q4	2,372,362	58.03
2021(1):
Q1	2,201,250	$55.53
Q2	1,997,458	55.88
Q3	1,809,410	53.46
Q4	1,800,506	53.47
2022(2):
Q1	—	$—
Q2	—	—
Q3	—	—
Q4	—	—
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
(2)We have entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 3.1 million barrels for 2022 are exercisable on or about December 31, 2021. If the counterparties exercise all such options, the notional volume of our existing crude oil derivative contracts will increase as follows for 2022: (i) for the first quarter of 2022, by 1,010,250 barrels at a weighted average price of $53.20 per barrel, (ii) for the second quarter of 2022, by 1,021,475 barrels at a weighted average price of $53.20 per barrel, (iii) for the third quarter of 2022, by 549,700 barrels at a weighted average price of $51.71 per barrel, and (iv) for the fourth quarter of 2022, by 549,700 barrels at a weighted average price of $51.71 per barrel. Additionally, counterparties have options covering a notional volume of 0.7 million for 2023 at a weighted average price of $43.00 per barrel.

The following table summarizes our open natural gas swap contracts as of June 30, 2020, by fiscal quarter.

Contract Period	Gas (MMBTU)	Weighted Average Price ($)
Swaps-Natural Gas
2020:
Q3	1,610,000	$2.35
Q4	1,610,000	2.35
2021:
Q1	2,700,000	$2.43
Q2	2,275,000	2.43
Q3	2,300,000	2.43
Q4	2,300,000	2.43

Interest Rate Risk

Our long-term debt as of June 30, 2020 is comprised of borrowings that contain fixed and floating interest rates. The Second Lien Notes and our Unsecured VEN Bakken Note bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at the base rate or LIBOR, plus an applicable margin. The base rate is a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans ranges from 200 to 300 basis points, in each case depending on the percentage of the borrowing base utilized. Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December. All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of June 30, 2020, we had interest rate swaps with a total notional amount of $200.0 million.

As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at June 30, 2020 would cost us approximately $3.7 million in additional annual interest expense.

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

As of June 30, 2020, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition, disputes in the first quarter of 2020 between OPEC and Russia resulted in Saudi Arabia significantly discounting the price of its crude oil, as well as Saudi Arabia and Russia significantly increasing their oil supply, leading to a substantial decline in oil prices. While OPEC, Russia and other allied producers reached an agreement in April 2020 to reduce production, oil prices have remained very low. Many operators in the Williston Basin have responded by significantly decreasing drilling and completion activity, and by shutting in or curtailing production from a significant number of producing wells.

The foregoing has had, and we expect will continue to have, an adverse effect on our business, financial condition, liquidity and results of operations. These factors will likely have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our indebtedness, our access to capital, our liquidity, potential reductions in the borrowing base under our revolving credit facility, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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

The marketability of our oil and natural gas depends in part on the availability, proximity and capacity of pipeline systems, processing facilities, oil trucking fleets and rail transportation assets owned by third parties. The lack of available capacity on these systems and facilities, whether as a result of proration, physical damage, scheduled maintenance, legal or other reasons such as suspension of service due to legal challenges (see below regarding the Dakota Access Pipeline), could result in a substantial increase in costs, the shut-in of producing wells or the delay or discontinuance of development plans for our properties. During 2019, we experienced significant delays and production curtailments that we believe were due in part to gas gathering and processing constraints. The negative effects arising from these and similar circumstances may last for an extended period of time. In many cases, operators are provided only with limited, if any, notice as to when these circumstances will arise and their duration. In addition, many of our wells are drilled in locations in the Williston Basin that are serviced to a limited extent, if at all, by gathering and transportation pipelines, which may or may not have sufficient capacity to transport production from all of the wells in the area. As a result, we rely on third party oil trucking to transport a significant portion of our production to third party transportation pipelines, rail loading facilities and other market access points.

The Dakota Access Pipeline (“DAPL”), a major pipeline running out of the Williston Basin, is subject to highly publicized ongoing litigation (the “DAPL Litigation”) that could threaten its continued operation. In July 2020, a federal district court judge ordered DAPL to be shut down no later than August 6, 2020, pending the completion of an environmental impact statement (“EIS”) that is expected to take at least a year to complete. The district court’s shut-down order was subsequently temporarily stayed by a federal circuit court of appeals, and DAPL currently remains operational. But a court-ordered shut-down remains possible, and there is no guarantee that DAPL will be permitted to resume or continue operations following the completion of the EIS and/or the DAPL Litigation.

Any significant curtailment in gathering system or pipeline capacity, or the unavailability of sufficient third party trucking or rail capacity, could adversely affect our business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, of our common stock during the quarter ended June 30, 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
April 1, 2020 to April 30, 2020	9,440	$0.84	—	$ 68.1 million
Month #2
May 1, 2020 to May 31, 2020	—	—	—	68.1 million
Month #3
June 1, 2020 to June 30, 2020	—	—	—	68.1 million
Total	9,440	$0.84	—	$ 68.1 million
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

Item 6.  Exhibits.

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018
3.3	Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated November 22, 2019	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
3.4	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 2, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2020
3.5	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 17, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2020
4.1	Indenture, dated May 15, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.50% Senior Secured Second Lien Notes due 2023)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
4.2	First Supplemental Indenture, dated September 18, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
4.3	Second Supplemental Indenture, dated October 5, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
4.4	Third Supplemental Indenture, dated November 22, 2019, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
10.1	First Amendment to the Second Amended and Restated Credit Agreement, dated July 8, 2020, by and among Northern Oil and Gas, Inc. and Wells Fargo Bank, National Association and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2020
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	August 7, 2020	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer and principal executive officer (on behalf of Registrant)

Date:	August 7, 2020	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal accounting officer