Form 10-Q
period 2020-09-30
NORTHERN OIL & GAS, INC.
filed 2020-11-06
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 2, 2020, there were 45,851,326 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

September 30, 2020

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS

(In thousands, except par value and share data)	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$1,803	$16,068
Accounts Receivable, Net	60,067	108,274
Advances to Operators	714	893
Prepaid Expenses and Other	1,697	1,964
Derivative Instruments	119,468	5,628
Income Tax Receivable	—	210
Total Current Assets	183,749	133,037

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	4,344,346	4,178,605
Unproved	10,328	11,047
Other Property and Equipment	2,215	2,157
Total Property and Equipment	4,356,889	4,191,809
Less – Accumulated Depreciation, Depletion and Impairment	(3,533,887)	(2,443,216)
Total Property and Equipment, Net	823,002	1,748,593

Derivative Instruments	6,826	8,554
Deferred Income Taxes	—	210
Acquisition Deposit	225	—
Other Noncurrent Assets, Net	11,722	15,071

Total Assets	$1,025,524	$1,905,465

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable	$20,372	$69,395
Accrued Liabilities	70,203	110,374
Accrued Interest	8,442	11,615
Derivative Instruments	5,438	11,298
Current Portion of Long-term Debt	65,000	—
Other Current Liabilities	1,000	795
Total Current Liabilities	170,455	203,477

Long-term Debt	918,327	1,118,161
Derivative Instruments	2,456	8,079
Asset Retirement Obligations	17,891	16,759
Other Noncurrent Liabilities	126	345

Total Liabilities	$1,109,255	$1,346,822

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)
Preferred Stock, Par Value $.001; 5,000,000 Shares Authorized; 2,218,732 Series A Shares Outstanding at 9/30/2020 1,500,000 Series A Shares Outstanding at 12/31/2019	2	2
Common Stock, Par Value $.001; 135,000,000* Shares Authorized; 45,556,326* Shares Outstanding at 9/30/2020 40,608,518* Shares Outstanding at 12/31/2019	448	406
Additional Paid-In Capital	1,554,053	1,431,438
Retained Deficit	(1,638,234)	(873,203)
Total Stockholders’ Equity (Deficit)	(83,731)	558,643
Total Liabilities and Stockholders’ Equity (Deficit)	$1,025,524	$1,905,465
___________
*Adjusted for the 1-for-10 reverse stock split. See Note 5.

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenues
Oil and Gas Sales	$73,680	$157,989	$224,541	$440,519
Gain (Loss) on Commodity Derivatives, Net	(26,361)	75,892	277,582	(27,139)
Other Revenue	3	3	12	10
Total Revenues	47,322	233,883	502,135	413,389

Operating Expenses
Production Expenses	24,159	32,347	88,132	83,146
Production Taxes	6,936	15,391	20,750	41,944
General and Administrative Expense	4,605	4,206	14,185	15,506
Depletion, Depreciation, Amortization and Accretion	30,786	55,566	129,350	146,791
Impairment of Other Current Assets	—	5,275	—	7,969
Impairment Expense	199,489	—	962,205	—
Total Operating Expenses	265,975	112,784	1,214,622	295,355

Income (Loss) From Operations	(218,653)	121,100	(712,487)	118,034

Other Income (Expense)
Interest Expense, Net of Capitalization	(14,637)	(21,510)	(45,145)	(58,836)
Write-off of Debt Issuance Costs	(1,543)	—	(1,543)	—
Gain (Loss) on Unsettled Interest Rate Derivatives, Net	224	—	(1,205)	—
Gain (Loss) on Extinguishment of Debt, Net	1,592	—	(3,718)	(425)
Debt Exchange Derivative Gain/(Loss)	—	(23)	—	1,390
Contingent Consideration Loss	—	(5,262)	—	(28,633)
Other Income (Expense)	13	75	14	88
Total Other Income (Expense)	(14,351)	(26,719)	(51,597)	(86,416)

Income (Loss) Before Income Taxes	(233,004)	94,381	(764,084)	31,619

Income Tax Provision (Benefit)	—	—	(166)	—

Net Income (Loss)	$(233,004)	$94,381	$(763,918)	$31,619

Cumulative Preferred Stock Dividend	(3,718)	—	(10,986)	—

Net Income (Loss) Attributable to Common Shareholders	$(236,722)	$94,381	$(774,904)	$31,619

Net Income (Loss) Per Common Share – Basic*	$(5.44)	$2.38	$(18.53)	$0.83
Net Income (Loss) Per Common Share – Diluted*	$(5.44)	$2.38	$(18.53)	$0.83
Weighted Average Common Shares Outstanding – Basic*	43,517,074	39,604,482	41,812,553	38,204,403
Weighted Average Common Shares Outstanding – Diluted*	43,517,074	39,653,070	41,812,553	38,274,426
___________
*Adjusted for the 1-for-10 reverse stock split. See Note 5.

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash Flows from Operating Activities
Net Income (Loss)	$(763,918)	$31,619
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	129,350	146,791
Amortization of Debt Issuance Costs	3,999	3,948
Write-off of Debt Issuance Costs	1,543	—
Loss on Extinguishment of Debt	3,718	425
Amortization of Bond Premium on Long-term Debt	(802)	(2,165)
Deferred Income Taxes	210	—
(Gain) Loss of Derivative Instruments	(123,595)	62,806
Gain on Debt Exchange Derivative	—	(1,390)
Loss on Contingent Consideration	—	28,633
PIK Interest on Second Lien Notes	—	1,742
Stock-Based Compensation Expense	3,182	4,280
Impairment of Other Current Assets	—	7,969
Impairment Expense	962,205	—
Other	(172)	(41)
Changes in Working Capital and Other Items:
Accounts Receivable, Net	48,491	(6,589)
Prepaid and Other Expenses	268	1,674
Accounts Payable	(1,127)	1,058
Accrued Interest	(3,199)	2,813
Accrued Liabilities	(1,501)	6,916
Payment of Contingent Consideration	—	(21,164)
Net Cash Provided by Operating Activities	258,652	269,323

Cash Flows from Investing Activities
Drilling and Development Capital Expenditures	(218,193)	(206,306)
Acquisition of Oil and Natural Gas Properties	(31,075)	(210,642)
Acquisition Deposit	(225)	—
Purchases of Other Property and Equipment	(59)	(1,001)
Net Cash Used for Investing Activities	(249,552)	(417,948)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	56,000	313,000
Repayments on Revolving Credit Facility	(65,000)	(126,000)
Repurchases of Second Lien Notes	(13,514)	(10,488)
Debt Issuance Costs Paid	(447)	(328)
Debt Exchange Derivative Settlements	—	(1,044)
Contingent Consideration Settlements	—	(11,278)
Repurchases of Common Stock	—	(15,108)
Restricted Stock Surrenders - Tax Obligations	(404)	(584)
Net Cash (Used for) Provided by Financing Activities	(23,365)	148,169

Net Decrease in Cash and Cash Equivalents	(14,265)	(456)

Cash and Cash Equivalents - Beginning of Period	16,068	2,358

Cash and Cash Equivalents - End of Period	1,803	1,901

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock*		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2019	40,608,518	$406	1,500,000	$2	$1,431,438	$(873,203)	$558,643

Issuance of Common Stock	5,000	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,263	—	1,263
Restricted Stock Surrenders - Tax Obligations	(33,200)	—	—	—	(396)	—	(396)
Issuance of Preferred Stock, Net of Issuance Costs	—	—	794,702	1	81,211	—	81,212
Net Income	—	—	—	—	—	368,286	368,286

March 31, 2020	40,580,318	$406	2,294,702	$2	$1,513,516	$(504,917)	$1,009,007

Issuance of Common Stock	219,562	2	—	—	—	—	2
Restricted Stock Forfeitures	(271)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,313	—	1,313
Restricted Stock Surrenders - Tax Obligations	(944)	—	—	—	(8)	—	(8)
Issuance under Debt Exchange Agreements	2,845,326	28	—	—	29,586	—	29,615
Net Loss	—	—	—	—	—	(899,200)	(899,200)

June 30, 2020	43,643,991	$436	2,294,702	$2	$1,544,407	$(1,404,117)	$140,729
Issuance of Common Stock	66,025	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	990	—	990
Issuance under Debt Exchange Agreements	1,319,615	6	—	—	7,548	—	7,554
Issuance under Series A Preferred Exchange Agreements	526,695	6	(75,970)	—	1,108	(1,113)	—
Net Loss	—	—	—	—	—	(233,004)	(233,004)

September 30, 2020	45,556,326	$448	2,218,732	$2	$1,554,053	$(1,638,234)	$(83,731)
__________
*Adjusted for the 1-for-10 reverse stock split. See Note 5.

The accompanying notes are an integral part of these condensed financial statements.

	Common Stock*		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2018	37,833,307	$378	—	$—	$1,226,371	$(796,884)	$429,865

Issuance of Common Stock	316,020	3	—	—	—	—	3
Restricted Stock Forfeitures	(480)	—	—	—	—	—	—
Stock-Based Compensation	—	—	—	—	2,832	—	2,832
Restricted Stock Surrenders - Tax Obligations	(22,053)	—	—	—	(558)	—	(558)
Repurchases of Common Stock	(563,500)	(6)	—	—	(15,102)	—	(15,108)
Contingent Consideration Settlements	116,754	1	—	—	2,886	—	2,887
Net Loss	—	—	—	—	—	(107,162)	(107,162)

March 31, 2019	37,680,048	$377	—	$—	$1,216,429	$(904,046)	$312,760

Issuance of Common Stock	900	—	—	—	—	—	—
Restricted Stock Forfeitures	(40,203)	—	—	—	—	—	—
Stock-Based Compensation	—	—	—	—	1,750	—	1,750
Restricted Stock Surrenders - Tax Obligations	(944)	—	—	—	(26)	—	(26)
Equity Offerings	—	—	—	—	—	—	—
Issuance under Debt Exchange Agreements	524,988	5	—	—	12,186	—	12,192
Contingent Consideration Settlements	778,811	8	—	—	18,567	—	18,575
Net Income	—	—	—	—	—	44,399	44,399

June 30, 2019	38,943,600	$389	—	$—	$1,248,906	$(859,647)	$389,649
Issuance of Common Stock	—	—	—	—	—	—	—
Restricted Stock Forfeitures	(4,560)	—	—	—	—	—	—
Stock-Based Compensation	—	—	—	—	(8)	—	(8)
Restricted Stock Surrenders - Tax Obligations	—	—	—	—	—	—	—
Equity Offerings	—	—	—	—	—	—	—
Issuance under Debt Exchange Agreements	198,553	2	—	—	3,541	—	3,543
Acquisition of Oil and Natural Gas Properties	560,215	6	—	—	11,703	—	11,708
Net Exercise of Stock Options	—	—	—	—	—	—	—
Repurchases of Common Stock	—	—	—	—	—	—	—
Contingent Consideration Settlements	736,840	7	—	—	14,833	—	14,841
Net Income	—	—	—	—	—	94,381	94,381

September 30, 2019	40,434,648	$404	—	$—	$1,278,976	$(765,266)	$514,114
__________
*Adjusted for the 1-for-10 reverse stock split. See Note 5.

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations that primarily target the Bakken and Three Forks formations in the Williston Basin of the United States. The Company’s primary strategy is investing in non-operated minority working and mineral interests in oil and gas properties in the United States.

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

Reverse Stock Split

On September 18, 2020, the Company effected a 1-for-10 reverse stock split of its common stock. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto, and elsewhere in this Form 10-Q, have been retroactively adjusted as if the reverse stock split occurred on the first day of the first period presented. Certain amounts may be slightly different than previously reported due to the settlement of fractional shares as a result of the reverse stock split and rounding. See Note 5 below for more information regarding the reverse stock split.

Use of Estimates

The preparation of financial statements under GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The most significant estimates relate to proved crude oil and natural gas reserves, which includes limited control over future development plans as a non-operator, estimates relating to certain crude oil and natural gas revenues and expenses, fair value of derivative instruments, fair value of contingent consideration, acquisition date fair values of assets acquired and liabilities assumed, impairment of oil and natural gas properties, asset retirement obligations and deferred income taxes.  Actual results may differ from those estimates.

The Company considered the impact of the novel coronavirus 2019 (“COVID-19”) pandemic on the assumptions and estimates used by management in the unaudited condensed financial statements for the reporting periods presented. As a result of the significant decline in current and expected future commodity prices, the Company recognized a material impairment charge during the three and nine months ended September 30, 2020 (see Note 3). Management’s estimates and assumptions were based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, which is heightened by the possibility of unforeseen additional impacts from the COVID-19 pandemic, actual results may differ from the estimates and assumptions used, and conditions may change, which could materially affect amounts reported in the unaudited condensed financial statements in the near term.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three and nine months ended September 30, 2020 and 2019, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two revenue sources, which are oil sales and natural gas and NGL sales, and the Company only has revenue from one geographic area, the Williston Basin in the United States, primarily in North Dakota and Montana. Oil sales for the three months ended September 30, 2020 and 2019 were $70.6 million and $152.8 million, respectively. Natural gas and NGL sales for the three months ended September 30, 2020 and 2019 were $3.1 million and $5.2 million, respectively. Oil sales for the nine months ended September 30, 2020 and 2019 were $215.7 million and $416.3 million, respectively. Natural gas and NGL sales for the nine months ended September 30, 2020 and 2019 were $8.8 million and $24.3 million, respectively.

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the development, exploitation, production and exploration activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in the current low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three and nine months ended September 30, 2020, the Company’s top four operators made up 48% and 49%, respectively, of total oil and gas sales, compared to 45% and 52% for the three and nine months ended September 30, 2019.

The Company faces concentration risk due to the fact that substantially all of its oil and natural gas properties are located in the Williston Basin, primarily in North Dakota and Montana. As a result, the Company is disproportionately exposed to risks affecting this geographic area of operations.

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

Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) are computed by dividing net income (loss) attributable to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock options and vesting of restricted stock awards, and shares issuable upon conversion of the Series A Preferred Stock (see Note 5). The number of potential common shares outstanding are calculated using the treasury stock or if-converted method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Net Income (Loss)	$(233,004)	$94,381	$(763,918)	$31,619
Less: Cumulative Dividends on Preferred Stock	(3,718)	—	(10,986)	—
Net Income (Loss) Attributable to Common Stock	$(236,722)	$94,381	$(774,904)	$31,619

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	43,517,074	39,604,482	41,812,553	38,204,403
Plus: Dilutive Effect of Restricted Stock	—	48,588	—	70,023
Plus: Dilutive Effect of Preferred Shares	—	—	—	—
Weighted Average Common Shares Outstanding – Diluted	43,517,074	39,653,070	41,812,553	38,274,426

Net Income (Loss) per Common Share:
Basic	$(5.44)	$2.38	$(18.53)	$0.83
Diluted	$(5.44)	$2.38	$(18.53)	$0.83

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock	84,319	8,821	54,885	4,033
Preferred Stock	10,057,601	—	9,880,344	—

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$42,736	$52,916
Cash Paid During the Period for Income Taxes	—	—

Non-cash Operating Activities:
Contingent Consideration Settlements in Excess of Acquisition-Date Liabilities	—	18,480

Non-cash Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	76,498	178,772
Capitalized Asset Retirement Obligations	457	3,703
Compensation Capitalized on Oil and Gas Properties	385	296
Issuance of Common Stock - Acquisitions of Oil and Natural Gas Properties	—	11,708
Issuance of Unsecured VEN Bakken Note	—	128,660

Non-cash Financing Activities:
Issuance of 8.50% Second Lien Notes due 2023 - PIK Interest	—	3,480
Issuance of Common Stock for 2L Notes Repurchase	37,169	—
Issuance of Preferred Stock for 2L Notes Repurchase	81,212	—
Issuance of Common Stock for Preferred Stock Exchange	1,113	—
Debt Exchange Derivative Liability Settlements	—	15,735
Contingent Consideration Settlements	—	17,822

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

As a result of low commodity prices and their effect on the proved reserve values of properties, the Company recorded a non-cash ceiling test impairment of $199.5 million and $962.2 million for the three and nine months ended September 30, 2020, respectively. The Company did not have any impairment of its proved oil and gas properties during 2019.

At September 30, 2020, the Company’s impairment review used prices that reflect an average of the trailing 12-month prices as prescribed pursuant to the SEC’s guidelines. The average prices used in the September 30, 2020 impairment review are significantly higher than the actual and currently forecasted prices for 2020. As lower average monthly pricing is reflected in the trailing 12-month average pricing calculation for future fiscal quarters, the present value of the Company’s future net revenues is expected to decline and additional impairments are expected to be recognized. Given the current oil and natural gas pricing environment, the Company expects it will have additional noncash ceiling test write-downs of its oil and natural gas properties in 2020.

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

2020 Acquisitions

The Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $5.5 million and $12.9 million during the three and nine months ended September 30, 2020, respectively, excluding the associated development costs.

2019 Acquisitions

Not including the VEN Bakken Acquisition described below, the Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $9.9 million and $25.0 million during the three and nine months ended September 30, 2019, respectively, excluding the associated development costs.

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

The total estimated consideration paid by the Company was $315.3 million, consisting of (i) $174.9 million in cash, (ii) shares of Company common stock valued at $11.7 million, and (iii) $128.7 million of value attributable to a 6.0% unsecured promissory note due July 1, 2022 issued by the Company to VEN Bakken in the aggregate principal amount of $130.0 million (the “Unsecured VEN Bakken Note”). The Company incurred $1.8 million of transactions costs in connection with the acquisition, which are included in general and administrative expense in the condensed statement of operations. The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$324,974
Asset retirement cost	2,680
Total assets acquired	327,654
Asset retirement obligations	(2,680)
Derivative instruments	(9,694)
Net assets acquired	$315,280

Fair value of consideration paid for net assets:
Cash consideration	$174,912
Issuance of common stock	11,708
Unsecured VEN Bakken Note	128,660
Total fair value of consideration transferred	$315,280

Pro Forma Information

The following summarized unaudited pro forma condensed statement of operations information for the nine months ended September 30, 2019, assumes that the VEN Bakken Acquisition occurred as of January 1, 2019. There is no pro forma information included for the three and nine months ended September 30, 2020, or for the three months ended September 30, 2019, because the Company’s actual financial results for such periods fully reflect this acquisition. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisition as of January 1, 2019, or that would be attained in the future.

Nine Months Ended
(In thousands)	September 30, 2019
Revenues	$441,716
Net Income	11,564

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. For the three months ended September 30, 2020 and 2019, unproved properties of $0.7 million and $0.8 million, respectively, were impaired. For the nine months ended September 30, 2020 and 2019, unproved properties of $2.7 million and $2.5 million, respectively, were impaired.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

(in thousands)	September 30, 2020	December 31, 2019
Revolving Credit Facility	$571,000	$580,000
Second Lien Notes due 2023	287,755	417,733
Unsecured VEN Bakken Note	130,000	130,000
Total principal	988,755	1,127,733
Unamortized debt discounts and premiums	2,276	4,860
Unamortized debt issuance costs(1)	(7,704)	(14,432)
Total debt	983,327	1,118,161
Less current portion of long-term debt	(65,000)	—
Total long-term debt	$918,327	$1,118,161
________________
(1)Debt issuance costs related to the Company’s revolving credit facility of $6.9 million and $9.8 million as of September 30, 2020 and December 31, 2019, respectively, are recorded in “Other Noncurrent Assets, Net” on the balance sheets. During the three and nine month periods ended September 30, 2020, the Company recorded a $1.5 million write-off of debt issuance costs as a result of the reduction in the borrowing base under the Revolving Credit Facility.

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

The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. The borrowing base as of September 30, 2020 was $660.0 million. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The April 1st scheduled redetermination shall be based on a January 1st engineering report audited by a third party (reasonably acceptable by the Agent). The most recent redetermination was completed on November 2, 2020, with the borrowing base reaffirmed at $660.0 million.

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

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, maintain excess cash liquidity, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a pro forma rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under FASB ASC 815 and current maturities under the Revolving Credit Facility, the Second Lien Notes and the Unsecured VEN Bakken Note) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of September 30, 2020.

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

Second Lien Notes due 2023

On May 15, 2018, the Company issued 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”) with an aggregate principal amount of $344.3 million (the “Original 2L Notes”) in exchange for certain previously outstanding 8.000% senior unsecured notes due June 1, 2020 (the “Unsecured Notes”). In October 2018, the Company issued an additional $350.0 million aggregate principal amount of Second Lien Notes (the “Additional 2L Notes”), the proceeds of which were used in connection with the retirement of the Company’s prior term loan credit agreement. In addition, as of and through September 30, 2020, the Company had issued another $4.3 million of additional aggregate principal amount of Second Lien Notes pursuant to the interest payment-in-kind provisions thereof.

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

During the nine months ended September 30, 2020, the Company repurchased and retired $13.5 million aggregate principal amount of Second Lien Notes in open market transactions. In the first quarter of 2020, the Company completed four independent, separately negotiated purchase agreements to repurchase and retire $76.7 million aggregate principal amount of Second Lien Notes in exchange for Series A Preferred Stock and cash. In the second quarter of 2020, the Company completed five independent, separately negotiated exchange agreements to retire $30.2 million aggregate principal amount of Second Lien Notes in exchange for 2.8 million shares of common stock. In the third quarter of 2020, the Company completed two independent, separately negotiated exchange agreements to retire $9.5 million aggregate principal amount of Second Lien Notes in exchange for 1.3 million shares of common stock.

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

The Second Lien Notes are the senior secured obligations of the Company and rank equal in right of payment to all existing and future senior indebtedness of the Company and its subsidiaries. The Second Lien Notes are secured by second priority security interests in substantially all assets of the Company, subject to certain exceptions. The Second Lien Notes will be guaranteed by all of the Company’s direct and indirect subsidiaries that guarantee indebtedness under any other indebtedness for borrowed money of the Company or any of the Company’s subsidiary guarantors. As of September 30, 2020, the Company did not have any subsidiaries. The Second Lien Notes will mature on May 15, 2023.

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

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

On September 18, 2020, the Company effected a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Split”). The Company’s common stock began trading on a split‑adjusted basis when the market opened on September 21, 2020. As a result of the Reverse Split, every ten shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. A total of 44,663,990 shares of common stock were issued and outstanding immediately after the Reverse Split became effective on September 18, 2020. No fractional shares were outstanding following the Reverse Split.

In connection with the Reverse Split, the number of authorized shares of the Company’s common stock was reduced to 135,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2020, the Company had 45,556,326 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2020, the Company had 2,218,732 shares of preferred stock issued and outstanding, all of which were shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).

The terms of the Series A Preferred Stock are set forth in the Certificate of Designations for the Series A Preferred Stock (the “Certificate of Designations”), as originally filed with the Delaware Secretary of State on November 22, 2019, and as amended thereafter. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding-up. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, cumulative dividends in cash, at a rate of 6.500% per annum on the sum of (i) the $100 liquidation preference per share of Series A Preferred Stock (the “Liquidation Preference”) and (ii) all accumulated and unpaid dividends (if any), payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2020. As of September 30, 2020, no dividends had been declared or paid, and there were $12.5 million of accumulated dividends on the Series A Preferred Stock.

The Reverse Split did not affect the number of authorized or issued and outstanding shares of the Company’s preferred stock, nor the liquidation per share preference. As a result of the Reverse Split and per the terms of the Certificate of Designations, the conversion rate for the Company’s outstanding Series A Preferred Stock was automatically decreased to 4.363 shares of common stock for each share of Series A Preferred Stock (previously it was 43.63 shares of common stock). The effect of the Reverse Split resulted in the Company recalculating its historical, basic and diluted EPS to reflect the 1-for-10 reverse stock split, effective September 18, 2020.

The Series A Preferred Stock is convertible at the holders’ option (an “Optional Conversion”) into common stock at a conversion rate set forth in the Certificate of Designations, subject to customary adjustments as provided for therein. As of September 30, 2020, the conversion rate was 4.363 shares of common stock for each share of Series A Preferred Stock (which is equivalent to a conversion price of approximately $22.92 per share of common stock). Holders may be entitled to additional shares of common stock or cash in connection with a conversion that occurs in connection with a Fundamental Change (as defined in the Certificate of Designations). The Series A Preferred Stock is convertible at the Company’s option (a “Mandatory Conversion”) if the closing sale price of the Company’s common stock equals or exceeds 145% of the conversion price for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days. A Mandatory Conversion would also entitle the holder to a cash payment equal to eight semi-annual dividend payments, less an amount equal to all cash dividend payments made in respect of such holder’s shares of Series A Preferred Stock prior to such Mandatory Conversion. The occurrence of any Optional Conversion or Mandatory Conversion is subject to various terms and limitations set forth in the Certificate of Designations.

The Certificate of Designations also sets forth additional information relating to the payment of dividends, voting, conversion rights, consent rights, liquidation rights, the ranking of the Series A Preferred Stock in comparison with the Company’s other securities, and other matters.

2020 Activity

Common Stock

During the nine months ended September 30, 2020, 34,144 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $0.4 million, which is based on the market prices on the dates the shares were surrendered.

During the nine months ended September 30, 2020, the Company issued 4.2 million shares of common stock as part of separate exchange transactions pursuant to which the Company retired $39.7 million in aggregate principal amount of Second Lien Notes (see Note 4).

In September 2020, the Company issued 0.5 million shares of common stock in an exchange transaction pursuant to which the Company retired 75,970 shares of Series A Preferred Stock.

Preferred Stock

During the nine months ended September 30, 2020, the Company issued 794,702 shares of Series A Preferred Stock as part of separate transactions pursuant to which the Company retired $76.7 million in aggregate principal amount of Second Lien Notes (see Note 4).

As noted above, in September 2020, the Company retired 75,970 shares of Series A Preferred stock in an exchange transaction pursuant to which the Company issued 0.5 million shares of common stock.

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the three and nine months ended September 30, 2020, the Company did not repurchase shares of its common stock under the stock repurchase program. During the nine months ended September 30, 2019, the Company repurchased 0.6 million shares of its common stock under the stock repurchase program at a total cost of $16.3 million, of which $1.2 million was recorded as a settlement of contingent consideration liabilities. The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are now included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION

The Company maintains its 2018 Equity Incentive Plan (the “2018 Plan”), which replaced the Company’s prior 2013 Incentive Plan (the “2013 Plan”), for making equity-based awards to employees, directors and other eligible persons. No future awards will be made under the 2013 Plan. The 2013 Plan continues to govern awards that were made thereunder, which remain in effect pursuant to their terms. As of September 30, 2020, there were 971,055 shares available for future awards under the 2018 Plan.

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

In connection with the Reverse Split (see Note 5), the Company reduced the number of shares of common stock available for issuance under the Company’s equity incentive plans in proportion to the Reverse Split ratio of 1-for-10. The Reverse Split also reduced the number of shares of common stock issuable upon the vesting of its RSAs in proportion to the Reverse Split ratio of 1-for-10 and caused a proportionate increase in share-based performance criteria applicable to such awards. The Reverse Split has no impact on Net Income (Loss) or total Stockholders’ Equity as of, and for the three and nine months ended September 30, 2020 and 2019.

The following table reflects the outstanding RSAs and activity related thereto for the nine months ended September 30, 2020:

	Service-based Awards		Service and Performance-based Awards		Service and Market-based Awards		Service, Performance, and Market-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2019	41,398	$24.10	37,500	$27.00	118,962	$18.00	70,800	$9.80
Shares granted	290,579	9.41	—	—	—	—	—	—
Shares forfeited	(271)	24.50	—	—	—	—	—	—
Shares vested	(177,302)	10.15	(21,250)	27.00	(6,917)	16.70	(31,600)	9.80
Outstanding at September 30, 2020	154,404	$12.48	16,250	$27.00	112,045	$18.13	39,200	$9.80

At September 30, 2020, there was $2.6 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 0.92 years. For the nine months ended September 30, 2020 and 2019, the total fair value of the Company’s restricted stock awards vested was $1.9 million and $3.9 million, respectively.

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

In January 2019, the Company repurchased 0.4 million shares of Company common stock from W Energy Partners LLC (“W Energy”) for cash consideration of $11.1 million. The repurchased shares were originally issued by the Company as partial consideration for an acquisition of oil and gas properties from W Energy during 2018. W Energy beneficially owned in excess of 10% of the Company’s outstanding common stock at the time of the repurchase transactions.

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

The Company’s interests in certain crude oil and natural gas leases from the State of North Dakota are subject to an ongoing dispute over the ownership of minerals underlying the bed of the Missouri River within the boundaries of the Fort Berthold Reservation.  The ongoing dispute is between the State of North Dakota and three affiliated tribes, both of whom have purported to lease mineral rights in tracts of riverbed within the reservation boundaries. In the event the ongoing dispute results in a final judgment that is adverse to the Company’s interests, the Company would be required to reverse approximately $4.4 million in revenue (net of accrued taxes) that has been accrued since the first quarter of 2013 based on the Company’s purported interest in the crude oil and natural gas leases at issue. Due to the long-term nature of this title dispute, the $4.4 million in accounts receivable is included in “Other Noncurrent Assets, Net” on the condensed balance sheets. The Company fully maintains the validity of its interests in the crude oil and natural gas leases.

NOTE 9     INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine months ended September 30, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income due to the recognition of a full valuation allowance during both the three and nine months ended September 30, 2020 and 2019, respectively.

In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized. In making such determination, the Company considers all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies. If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance. The Company assesses the appropriateness of its valuation allowance on a quarterly basis. At September 30, 2020 and December 31, 2019, the Company maintains a full valuation allowance on its net DTAs.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	Fair Value Measurements at September 30, 2020 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset	$—	$119,468	$—
Commodity Derivatives – Noncurrent Asset	—	6,826	—
Commodity Derivatives – Current Liabilities	—	(4,908)	—
Commodity Derivatives – Noncurrent Liabilities	—	(1,781)	—
Interest Rate Derivatives – Current Liabilities	—	(530)	—
Interest Rate Derivatives – Noncurrent Liabilities	—	(675)	—
Total	$—	$118,401	$—

	Fair Value Measurements at December 31, 2019 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Asset	$—	$5,628	$—
Commodity Derivatives – Current Liabilities	—	(11,298)	—
Commodity Derivatives – Noncurrent Asset	—	8,554	—
Commodity Derivatives – Noncurrent Liabilities	—	(8,079)	—
Total	$—	$(5,195)	$—

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

Long-term debt is not presented at fair value on the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium or discount (see Note 4).  The fair value of the Company’s Second Lien Notes is $241.7 million and $434.4 million at September 30, 2020 and December 31, 2019, respectively. The fair value of the Company’s Second Lien Notes are based on active market quotes, which represent Level 1 inputs.

There is no active market for the Revolving Credit Facility or the Unsecured VEN Bakken Note. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the LIBOR spread, secured interest, and the Company’s borrowing base utilization. The recorded fair value of the VEN Bakken Note is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk (see Note 3). The fair value of the Unsecured VEN Bakken Note is $132.0 million and $130.0 million at September 30, 2020 and December 31, 2019, respectively. The fair value measurements for the Revolving Credit Facility and the Unsecured VEN Bakken Note represent Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the nine months ended September 30, 2020 were approximately $0.5 million.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the nine months ended September 30, 2020.

NOTE 11     DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes commodity price swaps, basis swaps, swaptions and collars (purchased put options and written call options) to (i) reduce the effects of volatility in price changes on the crude oil and natural gas commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending. In addition, from time to time the Company utilizes interest rate swaps to mitigate exposure to changes in interest rates on the Company’s variable-rate indebtedness.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Gain on Settled Commodity Derivatives	$43,837	$18,386	$152,782	$35,666
Gain (Loss) on Unsettled Commodity Derivatives	(70,198)	57,506	124,800	(62,806)
Gain (Loss) on Commodity Derivatives, Net	$(26,361)	$75,892	$277,582	$(27,139)

The following table summarizes open commodity derivative positions as of September 30, 2020, for commodity derivatives that were entered into through September 30, 2020, for the settlement period presented:

	2020	2021	2022	2023
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	2,372,362	7,808,624	365,000	—
Weighted-Average Price ($/Bbl)	$58.03	$54.67	$50.05	$—
WTI NYMEX - Swaptions(1):
Volume (Bbl)	—	318,250	3,131,125	1,095,000
Weighted-Average Price ($/Bbl)	$—	$57.84	$52.68	$46.59

Natural Gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	2,760,000	13,000,000	1,825,000	—
Weighted-Average Price ($/MMBtu)	$2.44	$2.50	$2.53	$—
Waha Inside FERC to Henry Hub - Basis Swaps:
Volume (MMBtu)	—	69,000	—	—
Weighted-Average Differential ($/MMBtu)	$—	$(0.28)	$—	$—
______________
(1)Swaptions are crude oil derivative contracts that give counterparties the option to extend certain derivative contracts for additional periods. The volumes and prices reflected as Swaptions in this table will only be effective if the options are exercised by the applicable counterparties.

Interest Rate Derivative Instruments

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of September 30, 2020, the Company had interest rate swaps with a total notional amount of $200.0 million. The settlement of these derivative instruments is recognized as a component of interest expense in the condensed statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the condensed statements of operations.

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at September 30, 2020 and December 31, 2019, respectively.  Certain amounts may be presented on a net basis on the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

Type of Contract	Balance Sheet Location	September 30, 2020 Estimated Fair Value	December 31, 2019 Estimated Fair Value
Derivative Assets:		(In thousands)
Commodity Price Swap Contracts	Current Assets	$119,468	$20,164
Interest Rate Swap Contracts	Current Assets	—	—
Commodity Price Swap Contracts	Noncurrent Assets	6,826	16,069
Interest Rate Swap Contracts	Noncurrent Assets	—	—
Total Derivative Assets		$126,294	$36,233

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(4,908)	$(25,834)
Interest Rate Swap Contracts	Current Liabilities	(530)	—
Commodity Price Swap Contracts	Noncurrent Liabilities	(1,781)	(5,273)
Interest Rate Swap Contracts	Noncurrent Liabilities	(675)	—
Commodity Price Swaptions Contracts	Noncurrent Liabilities	—	(10,321)
Total Derivative Liabilities		$(7,894)	$(41,428)

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

	Estimated Fair Value at September 30, 2020
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$122,167	$(2,699)	$119,468
Noncurrent Assets	17,166	(10,340)	6,826
Total Derivative Assets	$139,333	$(13,039)	$126,294

Offsetting of Derivative Liabilities:
Current Liabilities	$(5,438)	$—	$(5,438)
Noncurrent Liabilities	(15,495)	13,039	(2,456)
Total Derivative Liabilities	$(20,933)	$13,039	$(7,894)

	Estimated Fair Value at December 31, 2019
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$20,164	$(14,536)	$5,628
Non-Current Assets	16,069	(7,515)	8,554
Total Derivative Assets	$36,233	$(22,051)	$14,182

Offsetting of Derivative Liabilities:
Current Liabilities	$(25,834)	$14,536	$(11,298)
Non-Current Liabilities	(15,594)	7,515	(8,079)
Total Derivative Liabilities	$(41,428)	$22,051	$(19,377)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of September 30, 2020.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at September 30, 2020 and December 31, 2019.

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

Overview

We are a company with a primary strategy of investing in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in the Williston Basin Bakken and Three Forks play in North Dakota and Montana.  Using this strategy, we had participated in 6,354 gross (468.8 net) producing wells as of September 30, 2020. As of September 30, 2020, we had leased approximately 183,222 net acres, of which approximately 90% were developed and substantially all were located in the Williston Basin in North Dakota and Montana.

Our average daily production in the third quarter of 2020 was approximately 29,051 Boe per day, of which approximately 77% was oil. This was a 22% increase in production compared to the second quarter of 2020, primarily due to the return of shut-in and curtailed production and new wells added to production. Production in the second quarter of 2020 had decreased by 46% compared to the first quarter of 2020, driven by widespread shut-ins and curtailments of production and deferral of completion and development activity by operators in response to the drastic decline in crude oil prices during the first and second quarters of 2020. During the three months ended September 30, 2020, we added 3.4 net wells to production, compared to 1.3 net wells added to production in the second quarter of 2020 and 7.3 net wells added to production in the first quarter of 2020.

Reverse Stock Split

On September 18, 2020, we effected a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). References to numbers of shares of common stock and per share data have been adjusted to reflect the Reverse Stock Split on a retroactive basis. See Note 5 to our condensed financial statements for further information.

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

As a result of these factors, we reduced our 2020 capital spending forecast to a range of $175.0 – $200.0 million, a reduction of 53% – 59% compared to our actual developmental capital expenditures in 2019. We also anticipate that our 2020 production will be significantly lower than originally expected due to actions by many of our operating partners to shut-in or curtail production and defer development plans as a result of the low commodity price environment. We estimate that curtailments, shut-ins and delayed well completions reduced our average daily production by approximately 16,800 Boe per day in the second quarter of 2020 and by approximately 11,000 Boe per day in the third quarter of 2020. Notwithstanding these reductions, which we expect to continue to some extent for the remainder of 2020 and into 2021, we still expect to generate significant cash flow in 2020 due to our crude oil and natural gas derivative positions and reduction in capital expenditures. We expect that this cash flow and borrowing availability under our revolving credit facility will allow us to meet our liquidity needs for at least the next twelve 12 months, including the $65.0 million principal payment on the Unsecured VEN Bakken Note that is due January 1, 2021.

At September 30, 2020, we performed an impairment review using prices that reflect an average of the trailing 12-month prices as prescribed pursuant to the SEC’s guidelines and incurred a full-cost ceiling test impairment charge of $199.5 million for the three months ended September 30, 2020. In total, we have incurred full-cost ceiling test impairment charges of $962.2 million for the nine months ended September 30, 2020. The average prices used in the September 30, 2020 impairment review are significantly higher than the actual and currently forecasted prices for the remainder of 2020. If the current pricing environment persists, and as a result lower average monthly pricing is reflected in the trailing 12-month average pricing calculation, the present value of our future net revenues is expected to decline and additional full-cost ceiling impairment charges are expected to be recognized. This impairment charge would be non-cash in nature and should not impact any covenants under our various debt instruments. See Note 3 to our condensed financial statements.

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

Principal Components of Our Cost Structure

•Oil price differentials.  The price differential between our well head price and the NYMEX WTI benchmark price is primarily driven by the cost to transport oil via train, pipeline or truck to refineries.

•Gain (loss) on commodity derivatives, net.  We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in the prices of oil and gas.  Gain (loss) on commodity derivatives, net is comprised of (i) cash gains and losses we recognize on settled commodity derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on commodity derivative instruments outstanding at period end.

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

•our ability to continue to identify and acquire high-quality acreage and drilling opportunities; and

•the level of our operating expenses.

In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage and wells in the Williston Basin subjects our operating results to factors specific to this region.  These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, and the limitations of the developing infrastructure and transportation capacity in this region.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the third quarter of 2020 was $6.54 per barrel, as compared to $5.48 per barrel in the third quarter of 2019. Fluctuations in our oil price differential are due to several factors such as takeaway capacity relative to production levels in the Williston Basin, regional storage capacity, and seasonal refinery maintenance temporarily depressing crude demand.

DAPL is subject to highly publicized ongoing litigation (the “DAPL Litigation”) that could threaten its continued operation. In July 2020, a federal district court ordered DAPL to be shut down no later than August 6, 2020, pending the completion of an environmental impact statement (“EIS”) that is expected to take at least a year to complete. The district court’s shut-down order was subsequently temporarily stayed by a federal circuit court of appeals, and DAPL currently remains operational. But a court-ordered shut-down remains possible, and there is no guarantee that DAPL will be permitted to resume or continue operations following the completion of the EIS and/or the DAPL Litigation. During any period that DAPL is forced to shut down, we expect our average oil price differential to increase, although it is difficult to predict with any precision what effect this would have.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in oil prices that can substantially impact the level of drilling activity in the Williston Basin.  Generally, higher oil prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower oil prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant.  During the first nine months of 2020, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $7.5 million, compared to $8.0 million for the wells we elected to participate in during 2019.

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

During the first half of 2020, the oil and natural gas industry witnessed an abrupt and significant decline in oil prices from $63 per Bbl in early January to an average of $27.95 per Bbl during the second quarter of 2020. This sudden decline in oil prices was attributable to two primary factors: (1) the precipitous decline in global oil demand resulting from the worldwide spread of COVID-19 and (2) a sudden, unexpected increase in global oil supply resulting from actions initiated by Saudi Arabia to increase its oil production to world markets following the failure of efforts by members of OPEC+ to agree on coordinated production cuts in March 2020. The OPEC price war ended in April 2020, with a deal to cut global petroleum output but did not go far enough to offset the dramatic negative impact of COVID-19 on demand. Oil prices improved in the third quarter compared to the second quarter, but the general outlook for the oil and natural gas industry remains highly uncertain, and we can provide no assurances as to when the economic disruptions resulting from COVID-19 and the corresponding decline in oil demand may begin to improve. Until such time, however, we anticipate that oil prices will remain well below the prices realized in 2019.

Prices for various quantities of oil, natural gas, and NGLs that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020	2019
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$1.97	$2.38
Oil (per Bbl)	$40.90	$56.41
__________

	Nine Months Ended September 30,
	2020	2019
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$1.86	$2.62
Oil (per Bbl)	$38.12	$57.08
__________
(1)Based on average NYMEX closing prices.

For the three months ended September 30, 2020, the average NYMEX pricing was $40.90 per barrel of oil, or 28% lower than the average NYMEX price per barrel for the comparable period in 2019.  Our realized oil price after reflecting settled commodity derivatives was 3% lower in the third quarter of 2020 than in the third quarter of 2019 due to the aforementioned lower average NYMEX price per barrel and a higher oil price differential, partially offset by the gain on settled commodity derivatives.

For the three months ended September 30, 2020, the average NYMEX pricing was $1.97 per Mcf of natural gas, or 17% lower than the average NYMEX price per Mcf for the comparable period in 2019. Our realized natural gas and NGL price after reflecting settled commodity derivatives was $0.96 per Mcf in the third quarter of 2020 compared to $1.15 per Mcf in the third quarter of 2019.

As of September 30, 2020, we had a total volume on open crude oil price swaps of 10.5 million barrels at a weighted average price of approximately $55.26 per barrel. As of September 30, 2020, we had a total volume on open natural gas price swaps of 17.6 million MMbtu at a weighted average price of approximately $2.50 per MMbtu. See Note 11 to the condensed financial statements.

Results of Operations for the Three Months Ended September 30, 2020 and September 30, 2019

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended September 30,
	2020	2019	% Change
Net Production:
Oil (Bbl)	2,054,847	3,002,789	(32)%
Natural Gas and NGLs (Mcf)	3,706,853	4,496,860	(18)%
Total (Boe)	2,672,656	3,752,266	(29)%

Net Sales (in thousands):
Oil Sales	$70,595	$152,836	(54)%
Natural Gas and NGL Sales	3,085	5,153	(40)%
Gain on Settled Commodity Derivatives	43,838	18,386
Gain (Loss) on Unsettled Commodity Derivatives	(70,198)	57,506
Other Revenue	2	3
Total Revenues	47,321	233,883

Average Sales Prices:
Oil (per Bbl)	$34.36	$50.90	(33)%
Effect of Gain on Settled Oil Derivatives on Average Price (per Bbl)	21.11	6.12
Oil Net of Settled Oil Derivatives (per Bbl)	55.47	57.02	(3)%

Natural Gas and NGLs (per Mcf)	0.83	1.15	(28)%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.13	—
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	0.96	1.15	(17)%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	27.57	42.10	(35)%
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	16.40	4.90
Realized Price on a Boe Basis Including Settled Commodity Derivatives	43.97	47.00	(6)%

Operating Expenses (in thousands):
Production Expenses	$24,159	$32,347	(25)%
Production Taxes	6,936	15,391	(55)%
General and Administrative Expenses	4,605	4,206	9%
Depletion, Depreciation, Amortization and Accretion	30,786	55,566	(45)%

Costs and Expenses (per Boe):
Production Expenses	$9.04	$8.62	5%
Production Taxes	2.60	4.10	(37)%
General and Administrative Expenses	1.72	1.12	54%
Depletion, Depreciation, Amortization and Accretion	11.52	14.81	(22)%

Net Producing Wells at Period End	468.8	444.0	6%

Oil and Natural Gas Sales

In the third quarter of 2020, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, decreased 53% as compared to the third quarter of 2019, driven by a 35% decrease in realized prices, excluding the effect of settled commodity derivatives, and a 29% decrease in production. The lower average realized price in the third quarter of 2020 as compared to the same period in 2019 was partially driven by lower average NYMEX oil prices and a higher oil price differential. Oil price differential during the third quarter of 2020 was $6.54 per barrel, as compared to $5.48 per barrel in the third quarter of 2019. The lower average realized price in the third quarter of 2020 as compared to the same period in 2019 was also driven by a 28% decrease in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, in the third quarter of 2020 compared to the same period of 2019. See “Market Conditions” above.

Curtailments, shut-ins and completion delays due to the significant decline in commodity prices drove our 29% decrease in production levels in the third quarter of 2020 compared to the same period in 2019. See “Impacts of COVID-19 Pandemic and Current Economic Environment” above.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a loss of $26.4 million in the third quarter of 2020, compared to a gain of $75.9 million in the third quarter of 2019. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the third quarter of 2020, we realized a gain on settled commodity derivatives of $43.8 million, compared to a $18.4 million gain in the third quarter of 2019. The increase in the gain on settled derivatives was primarily due to a significant decrease in the average NYMEX oil price in the third quarter of 2020 compared to the same period of 2019. During the third quarter of 2020, our derivative settlements included 2.1 million barrels of oil at an average settlement price of $58.42 per barrel. During the third quarter of 2019, our commodity derivative settlements included 2.4 million barrels of oil at an average settlement price of $61.89 per barrel. The average NYMEX oil price for the third quarter of 2020 was $40.90 compared to $56.41 for the third quarter of 2019. Our average realized price (including all commodity derivative cash settlements) in the third quarter of 2020 was $43.97 per Boe compared to $47.00 per Boe in the third quarter of 2019. The gain on settled derivatives increased our average realized price per Boe by $16.40 in the third quarter of 2020 and by $4.90 in the third quarter of 2019.

Unsettled commodity derivative gains and losses was a loss of $70.2 million in the third quarter of 2020, compared to a gain of $57.5 million in the third quarter of 2019. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2020, all of our derivative contracts are recorded at their fair value, which was a net asset of $118.4 million, an increase of $123.6 million from the $5.2 million net liability recorded as of December 31, 2019. The increase in the net asset at September 30, 2020 as compared to December 31, 2019 was primarily due to changes in forward oil prices relative to prices on our open oil derivative contracts since December 31, 2019.

Production Expenses

Production expenses were $24.2 million in the third quarter of 2020, compared to $32.3 million in the third quarter of 2019. On a per unit basis, production expenses increased from $8.62 per Boe in the third quarter of 2019 to $9.04 per Boe in the third quarter of 2020 due in large part to a 29% decrease in our production volumes. On an absolute dollar basis, the decrease in our production expenses in the third quarter of 2020, as compared to the third quarter of 2019, was primarily due to a 29% decrease in production levels which was partially offset by a 6% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $6.9 million in the third quarter of 2020 compared to $15.4 million in the third quarter of 2019. The decrease is due to lower realized prices and lower production levels, which decreased our oil and natural gas sales in the third quarter of 2020 as compared to the third quarter of 2019. As a percentage of oil and natural gas sales, our production taxes were 9.4% and 9.7% in the third quarter of 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses were $4.6 million in the third quarter of 2020 compared to $4.2 million in the third quarter of 2019. The increase was primarily due to changes in compensation expense and the timing of other expenditures.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $30.8 million in the third quarter of 2020, compared to $55.6 million in the third quarter of 2019. Depletion expense, the largest component of DD&A, decreased by $24.8 million in the third quarter of 2020 compared to the third quarter of 2019. The aggregate decrease in depletion expense was driven by a 29% decrease in production levels coupled with a 23% decrease in the depletion rate per Boe. On a per unit basis, depletion expense was $11.38 per Boe in the third quarter of 2020 compared to $14.72 per Boe in the third quarter of 2019. The lower depletion rate per Boe was primarily driven by the decrease in our depletable base as a result of the impairment of oil and natural gas properties as well as lower reserve volumes due to reduced commodity pricing. Depreciation, amortization and accretion was $0.4 million and $0.3 million in the third quarter of 2020 and 2019, respectively. The following table summarizes DD&A expense per Boe for the third quarter of 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Depletion	$11.38	$14.72	$(3.34)	(23)%
Depreciation, Amortization and Accretion	0.14	0.09	0.05	56%
Total DD&A Expense	$11.52	$14.81	$(3.29)	(22)%

Impairment of Oil and Natural Gas Properties

As a result of low commodity prices and their effect on the proved reserve values of our properties, we recorded a non-cash ceiling test impairment of $199.5 million in the third quarter of 2020. We did not record any impairment of our proved oil and gas properties in 2019. The impairment charge affected our reported net income but did not reduce our cash flow.

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

Interest Expense

Interest expense, net of capitalized interest, was $14.6 million in the third quarter of 2020 compared to $21.5 million in the third quarter of 2019. The decrease in interest expense was primarily due to lower interest rates on the debt outstanding and reduced principal amounts outstanding of our Second Lien Notes in the third quarter of 2020 compared to the third quarter of 2019.

Gain on Extinguishment of Debt

    As a result of the Second Lien Notes exchanges during the third quarter of 2020 (see Note 4 to our condensed financial statements), we recorded a gain on extinguishment of debt of $1.6 million for the three months ended September 30, 2020 based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof. We did not record any gain or loss on extinguishment of debt during the third quarter of 2019.

Contingent Consideration Gain (Loss)

    During the third quarter of 2020, we did not record a contingent consideration gain (loss), compared to a loss of $5.3 million in the third quarter of 2019 due to a change in the fair value of these liabilities. As of September 30, 2020, we had no contingent consideration liabilities remaining.

Income Tax

During the third quarters of 2020 and 2019, no income tax expense (benefit) was recorded on the income (loss) before income taxes, due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization. For further discussion of our valuation allowance, see Note 9 to our condensed financial statements.

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

Results of Operations for the Nine Months Ended September 30, 2020 and September 30, 2019

The following table sets forth selected operating data for the periods indicated.

	Nine Months Ended September 30,
	2020	2019	% Change
Net Production:
Oil (Bbl)	6,852,520	8,106,534	(15)%
Natural Gas and NGLs (Mcf)	11,797,391	11,648,580	1%
Total (Boe)	8,818,752	10,047,964	(12)%

Net Sales (in thousands):
Oil Sales	$215,712	$416,259	(48)%
Natural Gas and NGL Sales	8,829	24,260	(64)%
Gain on Settled Commodity Derivatives	152,782	35,666
Gain (Loss) on Unsettled Commodity Derivatives	124,800	(62,806)
Other Revenue	13	10
Total Revenues	502,136	413,389	21%

Average Sales Prices:
Oil (per Bbl)	$31.48	$51.35	(39)%
Effect of Gain on Settled Oil Derivatives on Average Price (per Bbl)	22.11	4.40
Oil Net of Settled Oil Derivatives (per Bbl)	53.59	55.75	(4)%

Natural Gas and NGLs (per Mcf)	0.75	2.08	(64)%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.11	—
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	0.86	2.08	(59)%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	25.46	43.84	(42)%
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	17.33	3.55
Realized Price on a Boe Basis Including All Realized Derivative Settlements	42.79	47.39	(10)%

Operating Expenses (in thousands):
Production Expenses	$88,132	$83,146	6%
Production Taxes	20,750	41,944	(51)%
General and Administrative Expenses	14,185	15,506	(9)%
Depletion, Depreciation, Amortization and Accretion	129,350	146,791	(12)%

Costs and Expenses (per Boe):
Production Expenses	$9.99	$8.27	21%
Production Taxes	2.35	4.17	(44)%
General and Administrative Expenses	1.61	1.54	5%
Depletion, Depreciation, Amortization and Accretion	14.67	14.61	—%

Net Producing Wells at Period End	468.8	444.0	6%

Oil and Natural Gas Sales

In the first nine months of 2020, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, decreased 49% as compared to the first nine months of 2019, driven by a 42% decrease in realized prices, excluding the effect of settled commodity derivatives, and a 12% decrease in production. The lower average realized price in the first nine months of 2020 as compared to the same period in 2019 was driven by lower average NYMEX oil prices and a higher oil price differential. Oil price differential during the first nine months of 2020 was $6.64 per barrel, as compared to $5.70 per barrel in the first nine months of 2019. The lower average realized price in the first nine months of 2020 as compared to the same period in 2019 was also driven by a 64% decrease in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, in the first nine months of 2020 compared to the same period of 2019. See “Market Conditions” above.

Curtailments, shut-ins and completion delays due to the significant decline in commodity prices drove a 12% decrease in production levels in the first nine months of 2020 compared to the same period in 2019. See “Impacts of COVID-19 Pandemic and Current Economic Environment” above.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil production. Our gain (loss) on commodity derivatives, net, was a gain of $277.6 million in the first nine months of 2020, compared to a loss of $27.1 million in the first nine months of 2019. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first nine months of 2020, we realized a gain on settled commodity derivatives of $152.8 million, compared to a $35.7 million gain in the first nine months of 2019. The increase in the gain on settled derivatives was primarily due to a decrease in the average NYMEX oil price in the first nine months of quarter of 2020 compared to the same period of 2019. During the first nine months of 2020, our derivative settlements included 7.4 million barrels of oil at an average settlement price of $58.04 per barrel. During the first nine months of 2019, our commodity derivative settlements included 6.1 million barrels of oil at an average settlement price of $62.53 per barrel. The average NYMEX oil price for the first nine months of 2020 was $38.12 compared to $57.08 for the first nine months of 2019.

Unsettled commodity derivative gains and losses was a gain of $124.8 million in the first nine months of 2020, compared to a loss of $62.8 million in the first nine months of 2019. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2020, all of our derivative contracts are recorded at their fair value, which was a net asset of $118.4 million, an increase of $123.6 million from the $5.2 million net liability recorded as of December 31, 2019. The increase in the net asset at September 30, 2020 as compared to December 31, 2019 was primarily due to changes in forward oil prices relative to prices on our open oil derivative contracts since December 31, 2019.

Production Expenses

Production expenses were $88.1 million in the first nine months of 2020, compared to $83.1 million in the first nine months of 2019. On a per unit basis, production expenses increased from $8.27 per Boe in the first nine months of 2019 to $9.99 per Boe in the first nine months of 2020. On an absolute dollar basis, the increase in our production expenses in the first nine months of 2020, as compared to the first nine months of 2019, was primarily due to a 6% increase in the total number of net producing wells, partially offset by a 12% decrease in production. The increase in production expenses on a per unit basis was due in part to production curtailments and shut-ins that negatively impacted our production in the first nine months of 2020.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $20.7 million in the first nine months of 2020 compared to $41.9 million in the first nine months of 2019. The decrease is due to lower realized prices and lower production, which decreased our oil and natural gas sales in the first nine months of 2020 as compared to the first nine months of 2019. As a percentage of oil and natural gas sales, our production taxes were 9.2% and 9.5% in the first nine months of 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses were $14.2 million in the first nine months of 2020 compared to $15.5 million in the first nine months of 2019. The decrease was primarily due to a $1.2 million decrease in professional fees and a $0.6 million decrease in compensation expense, primarily due to the timing of our performance-based equity awards, which was partially offset by a $0.4 million increase in insurance expense and other expenditures in the first nine months of 2020 compared to the first nine months of 2019.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $129.4 million in the first nine months of 2020, compared to $146.8 million in the first nine months of 2019. Depletion expense, the largest component of DD&A, decreased by $17.8 million in the first nine months of 2020 compared to the first nine months of 2019. The aggregate decrease in depletion expense was driven by a 12% decrease in production levels. On a per unit basis, depletion expense was $14.54 per Boe in the first nine months of 2020 compared to $14.53 per Boe in the first nine months of 2019. Depreciation, amortization and accretion was $1.1 million and $0.8 million in the first nine months of 2020 and 2019, respectively. The following table summarizes DD&A expense per Boe for the first nine months of 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Depletion	$14.54	$14.53	$0.01	—%
Depreciation, Amortization and Accretion	0.12	0.08	0.04	50%
Total DD&A Expense	$14.66	$14.61	$0.05	—%

Impairment of Oil and Natural Gas Properties

As a result of low commodity prices and their effect on the proved reserve values of our properties, we recorded a non-cash ceiling test impairment of $962.2 million in the first nine months of 2020. We did not record any impairment of our proved oil and gas properties in 2019. The impairment charge affected our reported net income but did not reduce our cash flow.

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

Interest Expense

Interest expense, net of capitalized interest, was $45.1 million for the first nine months of 2020 compared to $58.8 million in the first nine months of 2019. The decrease in interest expense was primarily due to lower interest rates on the debt outstanding in the first nine months of 2020 compared to the first nine months of 2019. In addition, the series of Second Lien Notes exchanges completed in the fourth quarter of 2019 and in the first nine months of 2020 reduced our interest expense (See Note 4 to our condensed financial statements).

Loss on Extinguishment of Debt

    As a result of the Second Lien Notes repurchases and exchanges during the first nine months of 2020 (see Note 4 to our condensed financial statements), we recorded a loss on extinguishment of debt of $3.7 million for the nine months ended September 30, 2020 based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof. During the first nine months of 2019, we recorded a loss on extinguishment of debt of $0.4 million.

Debt Exchange Derivative Gain (Loss)

For the first nine months of 2020, we did not record a debt exchange derivative gain (loss), compared to a gain of $1.4 million in the first nine months of 2019. As of September 30, 2020, we had no debt exchange derivative liabilities remaining.

Contingent Consideration Gain (Loss)

    During the first nine months of 2020, we did not record a contingent consideration gain (loss), compared to a loss of $28.6 million in the first nine months of 2019 due to a change in the fair value of these liabilities. As of September 30, 2020, we had no contingent consideration liabilities remaining.

Income Tax

During the first nine months of 2020 and 2019, no income tax expense (benefit) was recorded on the income (loss) before income taxes, due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization. For further discussion of our valuation allowance, see Note 9 to our condensed financial statements.

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

Non-GAAP Financial Measures

We define Adjusted Net Income (Loss) as net income (loss) excluding (i) (gain) loss on unsettled commodity derivatives, net of tax, (ii) (gain) loss on extinguishment of debt, net of tax, (iii) debt exchange derivative (gain) loss, net of tax, (iv) contingent consideration loss, net of tax, (v) acquisition transaction costs, net of tax, (vi) impairment of other current assets, net of tax, (vii) impairment expense, net of tax, (viii) (gain) loss on unsettled interest rate derivatives, net of tax, and (ix) write-off of debt issuance costs, net of tax. Our Adjusted Net Income for the third quarter of 2020 was $27.5 million or $0.51 per diluted share, compared to $36.3 million or $0.92 per diluted share for the third quarter of 2019. Our Adjusted Net Income for the first nine months of 2020 was $60.4 million or $1.17 per diluted share, compared to $99.4 million or $2.60 per diluted share for the first nine months of 2019. In both periods, the decrease in Adjusted Net Income is primarily due to lower realized commodity prices (after the effect of settled commodity derivatives), lower production levels and increased per unit production expenses.

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization and accretion, (iv) non-cash stock-based compensation expense, (v) (gain) loss on extinguishment of debt, (vi) debt exchange derivative (gain) loss, (vii) contingent consideration loss, (viii) (gain) loss on unsettled commodity derivatives, (ix) (gain) loss on unsettled interest rate derivatives, (x) impairment of other current assets, (xi) impairment expense, and (xii) write-off of debt issuance costs. Adjusted EBITDA for the third quarter of 2020 was $82.7 million, compared to Adjusted EBITDA of $124.4 million for the third quarter of 2019. Adjusted EBITDA for the first nine months of 2020 was $257.5 million, compared to Adjusted EBITDA of $340.0 million for the first nine months of 2019. In both periods, the decrease in Adjusted EBITDA is primarily due to lower realized commodity prices (after the effect of settled commodity derivatives), lower production levels and increased per unit production expenses.

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

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures.  A reconciliation of these measures to GAAP is included below:

Reconciliation of Adjusted Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Net Income (Loss)	$(233,004)	$94,381	$(763,918)	$31,619
Add:
Impact of Selected Items:
(Gain) Loss on Unsettled Commodity Derivatives	70,198	(57,506)	(124,800)	62,806
Impairment of Other Current Assets	—	5,275	—	7,969
Write-off of Debt Issuance Costs	1,543	—	1,543	—
(Gain) Loss on Extinguishment of Debt	(1,592)	—	3,718	425
Debt Exchange Derivative (Gain) Loss	—	23	—	(1,390)
Contingent Consideration Loss	—	5,262	—	28,633
Acquisition Transaction Costs	—	1,250	—	1,763
(Gain) Loss on Unsettled Interest Rate Derivatives	(224)	—	1,205	—
Impairment Expense	199,489	—	962,205	—
Selected Items, Before Income Taxes	269,414	(45,696)	843,871	100,204
Income Tax of Selected Items(1)	(8,920)	(12,380)	(19,588)	(32,401)
Selected Items, Net of Income Taxes	260,494	(58,077)	824,283	67,803

Adjusted Net Income	$27,490	$36,304	$60,365	$99,422

Weighted Average Shares Outstanding – Basic	43,517,074	39,604,482	41,812,553	38,204,403
Weighted Average Shares Outstanding – Diluted	53,582,333	39,653,070	51,707,412	38,274,426

Net Income (Loss) Per Common Share – Basic	$(5.35)	$2.38	$(18.27)	$0.83
Add:
Impact of Selected Items, Net of Income Taxes	5.98	(1.46)	19.71	1.77
Adjusted Net Income Per Common Share – Basic	$0.63	$0.92	$1.44	$2.60

Net Income (Loss) Per Common Share – Diluted	$(4.35)	$2.38	$(14.77)	$0.83
Add:
Impact of Selected Items, Net of Income Taxes	4.86	(1.46)	15.94	1.77
Adjusted Net Income Per Common Share – Diluted	$0.51	$0.92	$1.17	$2.60
______________
(1)For the three and nine months ended September 30, 2020, this represents a tax impact using an estimated tax rate of 24.5%, which includes an adjustment of $57.1 million and $187.2 million, respectively, for a change in valuation allowance. For the three and nine months ended September 30, 2019, this represents a tax impact using an estimated tax rate of 24.5%, which includes an adjustment of $23.6 million and $7.9 million, respectively, for a change in valuation allowance.

Reconciliation of Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net Income (Loss)	$(233,004)	$94,381	$(763,918)	$31,619
Add:
Interest Expense	14,637	21,510	45,145	58,836
Income Tax Provision (Benefit)	—	—	(166)	—
Depreciation, Depletion, Amortization and Accretion	30,786	55,566	129,350	146,791
Impairment of Other Current Assets	—	5,275	—	7,969
Non-Cash Stock-Based Compensation	890	(114)	3,183	4,280
Write-off of Debt Issuance Costs	1,543	—	1,543	—
(Gain) Loss on Extinguishment of Debt	(1,592)	—	3,718	425
Debt Exchange Derivative (Gain) Loss	—	23	—	(1,390)
Contingent Consideration Loss	—	5,262	—	28,633
(Gain) Loss on Unsettled Interest Rate Derivatives	(224)	—	1,205	—
(Gain) Loss on Unsettled Commodity Derivatives	70,198	(57,506)	(124,800)	62,806
Impairment Expense	199,489	—	962,205	—
Adjusted EBITDA	$82,723	$124,396	$257,465	$339,968

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

In the first quarter of 2020, we strengthened our balance sheet via several separate agreements whereby, in the aggregate, we repurchased and retired $76.7 million in principal amount of our 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”) in exchange for aggregate consideration consisting of $2.5 million in cash and newly-issued shares of our 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) having an aggregate liquidation preference of $79.5 million. In the second and third quarters of 2020, we further strengthened our balance sheet via several separate exchange agreements whereby, in the aggregate: (i) we retired an additional $39.7 million of Second Lien Notes in exchange for 4.2 million shares of our common stock, and (ii) we retired Series A Preferred Stock having an aggregate liquidation preference of $7.6 million in exchange for 0.5 million shares of our common stock.

As of September 30, 2020, we had outstanding debt consisting of $571.0 million of borrowings under our Revolving Credit Facility, $287.8 million aggregate principal amount of Second Lien Notes and $130.0 million aggregate principal amount under the Unsecured VEN Bakken Note. We had total liquidity of $90.8 million as of September 30, 2020, consisting of $89.0 million of borrowing availability under the Revolving Credit Facility and $1.8 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 77% and 80% of our total production volumes in the third quarter of 2020 and 2019, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in the price of crude oil with respect to a portion of our expected oil production. In 2019, we hedged approximately 76% of our crude oil production. For the three months ended September 30, 2020, due to the significant reduction in our production as a result of the precipitous decline in commodity prices, we hedged approximately 104% of our crude oil production. For a summary as of September 30, 2020, of our open commodity swap contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

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

At September 30, 2020, we had a working capital surplus of $13.3 million, compared to a deficit of $70.4 million at December 31, 2019. Current assets increased by $50.7 million and current liabilities decreased by $33.0 million at September 30, 2020, compared to December 31, 2019. The increase in current assets is primarily due to an increase in our derivative instruments of $113.8 million due to the change in fair value as a result of the commodity price environment, which was partially offset by a $48.2 million reduction in our accounts receivable due to lower commodity prices and shut-in and curtailed production volumes. The change in current liabilities is due to an $89.2 million decrease in our accounts payable and accrued liabilities due in part to reduced activity levels in the Williston Basin and a $5.9 million decrease in our derivative instruments, partially offset by an increase in the current portion of our long-term debt of $65.0 million related to our Unsecured VEN Bakken Note.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. The Company typically enters into commodity derivative transactions covering a substantial, but varying, portion of its anticipated future oil and gas production for the next 12 to 24 months. As of September 30, 2020, we had entered into commodity derivative swap contracts hedging 2.4 million barrels of oil for the remainder of 2020 at an average price of $58.03 per barrel, 7.8 million barrels of oil in 2021 at an average price of $54.67 per barrel and 0.4 million barrels of oil in 2022 at an average weighted price of $50.05. In addition, we had entered into natural gas derivative swap contracts hedging 2.8 million MMbtu for the remainder of 2020 at an average price of $2.44 per MMbtu, 13.0 million MMbtu in 2021 at an average price of $2.50 per MMbtu, and 1.8 million MMbtu in 2022 at an average price of $2.53 per MMbtu.

Our cash flows for the nine months ended September 30, 2020 and 2019 are presented below:

	Nine Months Ended September 30,
	2020	2019
	(in thousands, unaudited)
Net Cash Provided by Operating Activities	$258,652	$269,323
Net Cash Used for Investing Activities	(249,552)	(417,948)
Net Cash Provided by (Used for) Financing Activities	(23,365)	148,169
Net Change in Cash	$(14,265)	$(456)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2020 was $258.7 million, compared to $269.3 million in the same period of the prior year. This decrease was due to lower realized prices (including the effect of settled derivatives) and lower production volumes which was partially offset by changes in working capital and lower interest costs. Net cash provided by operating activities is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the nine months ended September 30, 2020 was an increase of $42.9 million compared to a decrease of $15.3 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the nine months ended September 30, 2020 and 2019 were $249.6 million and $417.9 million, respectively. The decrease in cash used in investing activities for the first nine months of 2020 as compared to the same period of 2019 was attributable to a $167.7 million decrease in our development and acquisition spending. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $76.5 million and $178.8 million at September 30, 2020 and 2019, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the nine months ended September 30, 2020, our capitalized costs incurred for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $165.0 million, while the actual cash spend in this regard amounted to $249.3 million because we settled accrued capital expenditure liabilities incurred in 2019 during 2020.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the nine months ended September 30, 2020 and 2019 are summarized in the following table:

	Nine Months Ended September 30,
	2020	2019
	(in millions, unaudited)
Drilling and Development Capital Expenditures	$217.2	$205.4
Acquisition of Oil and Natural Gas Properties	31.1	210.6
Other Capital Expenditures	1.0	0.9
Total	$249.3	$416.9

Cash Flows from Financing Activities

Net cash used for financing activities was $23.4 million during the nine months ended September 30, 2020, compared to net cash provided by financing activities of $148.2 million during the nine months ended September 30, 2019. For the nine months ended September 30, 2020, cash used for financing activities was primarily related to $13.5 million in repurchases of Second Lien Notes and $9.0 million of net repayments under our Revolving Credit Facility. For the nine months ended September 30, 2019, cash provided by financing activities was primarily related to $187.0 million of net borrowings under our Revolving Credit Facility which was partially offset by $15.1 million in repurchases of common stock, $10.5 million in repurchases of Second Lien Notes and $12.3 million for settlements related to our contingent consideration and debt exchange derivative liabilities.

Revolving Credit Facility

In November 2019, we entered into a revolving credit facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto (the “Revolving Credit Facility”), which amended and restated our existing revolving credit facility that was entered into on October 5, 2018. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of September 30, 2020, the Revolving Credit Facility had a borrowing base of $660.0 million and we had $571.0 million in borrowings outstanding under the facility, leaving $89.0 million in available borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Second Lien Notes due 2023

As of September 30, 2020, we had $287.8 million in outstanding principal amount of our 8.500% senior secured second lien notes due 2023. See Note 4 to our condensed financial statements for further details regarding the Second Lien Notes.

Unsecured VEN Bakken Note

As of September 30, 2020, we had $130.0 million in outstanding principal amount under the Unsecured VEN Bakken Note. See Note 4 to our condensed financial statements for further details regarding the Unsecured VEN Bakken Note.

Series A Preferred Stock

As of September 30, 2020, we had 2,218,732 outstanding shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), having an aggregate liquidation preference of $221.9 million. See Note 5 to our condensed financial statements for further details regarding the Series A Preferred Stock.

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

The following table summarizes our open crude oil swap contracts as of September 30, 2020, by fiscal quarter.

Contract Period	Oil (Barrels)	Weighted Average Price ($)
Swaps-Crude Oil
2020:
Q4	2,372,362	58.03
2021(1):
Q1	2,201,250	$55.53
Q2	1,997,458	55.88
Q3	1,809,410	53.46
Q4	1,800,506	53.47
2022(2):
Q1	90,000	$50.05
Q2	91,000	50.05
Q3	92,000	50.05
Q4	92,000	50.05
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
(2)We have entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 3.1 million barrels for 2022 are exercisable on or about December 31, 2021. If the counterparties exercise all such options, the notional volume of our existing crude oil derivative contracts will increase as follows for 2022: (i) for the first quarter of 2022, by 1,010,250 barrels at a weighted average price of $53.20 per barrel, (ii) for the second quarter of 2022, by 1,021,475 barrels at a weighted average price of $53.20 per barrel, (iii) for the third quarter of 2022, by 549,700 barrels at a weighted average price of $51.71 per barrel, and (iv) for the fourth quarter of 2022, by 549,700 barrels at a weighted average price of $51.71 per barrel. Additionally, counterparties have options covering a notional volume of 1.1 million for 2023 at a weighted average price of $46.59 per barrel.

The following table summarizes our open natural gas swap contracts as of September 30, 2020, by fiscal quarter.

Contract Period	Gas (MMBTU)	Weighted Average Price ($)
Swaps-Natural Gas
2020:
Q4	2,760,000	$2.44
2021:
Q1	3,375,000	$2.47
Q2	3,185,000	2.51
Q3	3,220,000	2.51
Q4	3,220,000	2.51
2022:
Q1	450,000	$2.53
Q2	455,000	2.53
Q3	460,000	2.53
Q4	460,000	2.53

Interest Rate Risk

Our long-term debt as of September 30, 2020 is comprised of borrowings that contain fixed and floating interest rates. The Second Lien Notes and our Unsecured VEN Bakken Note bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at the base rate or LIBOR, plus an applicable margin. The base rate is a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans ranges from 200 to 300 basis points, in each case depending on the percentage of the borrowing base utilized. Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December. All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of September 30, 2020, we had interest rate swaps with a total notional amount of $200.0 million.

As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at September 30, 2020 would cost us approximately $3.7 million in additional annual interest expense.

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

As of September 30, 2020, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Dakota Access Pipeline (“DAPL”), a major pipeline running out of the Williston Basin, is subject to highly publicized ongoing litigation (the “DAPL Litigation”) that could threaten its continued operation. In July 2020, a federal district court ordered DAPL to be shut down no later than August 6, 2020, pending the completion of an environmental impact statement (“EIS”) that is expected to take at least a year to complete. The district court’s shut-down order was subsequently temporarily stayed by a federal circuit court of appeals, and DAPL currently remains operational. But a court-ordered shut-down remains possible, and there is no guarantee that DAPL will be permitted to resume or continue operations following the completion of the EIS and/or the DAPL Litigation.

Any significant curtailment in gathering system or pipeline capacity, or the unavailability of sufficient third party trucking or rail capacity, could adversely affect our business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, of our common stock during the quarter ended September 30, 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
July 1, 2020 to July 31, 2020	—	—	—	$ 68.1 million
Month #2
August 1, 2020 to August 31, 2020	—	—	—	68.1 million
Month #3
September 1, 2020 to September 30, 2020	—	—	—	68.1 million
Total	—	—	—	$ 68.1 million
______________
(1)No shares were surrendered in satisfaction of tax withholding obligations in connection with the vesting of restricted stock awards during these periods.
(2)In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million of shares of our outstanding common stock. The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

Item 6.  Exhibits.

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018
3.4	Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated November 22, 2019	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
3.5	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 2, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2020
3.6	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 17, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2020
4.1	Indenture, dated May 15, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.50% Senior Secured Second Lien Notes due 2023)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
4.2	First Supplemental Indenture, dated September 18, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
4.3	Second Supplemental Indenture, dated October 5, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
4.4	Third Supplemental Indenture, dated November 22, 2019, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
10.1	First Amendment to the Second Amended and Restated Credit Agreement, dated July 8, 2020, by and among Northern Oil and Gas, Inc. and Wells Fargo Bank, National Association and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2020
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	November 6, 2020	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer and principal executive officer (on behalf of Registrant)

Date:	November 6, 2020	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal accounting officer