Form 10-K
period 2020-12-31
NORTHERN OIL & GAS, INC.
filed 2021-03-12
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price as reported by the NYSE American) was approximately $266.2 million.
As of March 9, 2020, the registrant had 60,421,200 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement related to the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report for the year ended December 31, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  changes in crude oil and natural gas prices, the pace of drilling and completions activity on our properties, our ability to acquire additional development opportunities, potential or pending acquisition transactions, the projected capital efficiency savings and other operating efficiencies and synergies resulting from our acquisition transactions, integration and benefits of property acquisitions, or the effects of such acquisitions on our company’s cash position and levels of indebtedness, changes in our reserves estimates or the value thereof, disruptions to our company’s business due to acquisitions and other significant transactions, general economic or industry conditions, nationally and/or in the communities in which our company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise or access capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, and other economic, competitive, governmental, regulatory and technical factors affecting our company’s operations, products and prices, and the COVID-19 pandemic and its related economic repercussions and effect on the oil and natural gas industry.

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
FOR FISCAL YEAR ENDED DECEMBER 31, 2020
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

Our primary focus is investing in non-operated minority working and mineral interests in oil and gas properties in the United States. As a non‑operator, we are able to diversify our investment exposure by participating in a large number of gross wells, as well as entering into additional project areas by partnering with numerous experienced operating partners or pursuing value‑enhancing acquisitions. In addition, because we can generally elect to participate on a well‑by‑well basis, we believe we have increased flexibility in the timing and amount of our capital expenditures because we are not burdened with various contractual arrangements with respect to minimum drilling obligations. Further, we are able to avoid exploratory and infrastructure costs incurred by many oil and gas producers.

We seek to create value through strategic acquisitions and partnering with operators who have significant experience in developing and producing hydrocarbons in our core areas. We have more than 40 experienced operating partners that provide technical insights and opportunities for acquisitions. Across these operators, no single operator represented more than 15% of our net producing wells as of December 31, 2020. We had historically focused entirely in the Williston Basin of the United States, in North Dakota and Montana, where substantially all of our assets were located as of December 31, 2020. We expanded our strategy in 2020, making our first small acquisitions in the Permian Basin. In February 2021, we entered into an agreement to acquire producing natural gas properties in the Appalachian Basin from Reliance Marcellus, LLC (the “Reliance Acquisition”), which we anticipate will close in April 2021. See Note 14 to our financial statements for further details regarding the pending Reliance Acquisition.

The following table provides a summary of certain information regarding our assets as of December 31, 2020, including reserves information as estimated by our third-party independent reserve engineers, Cawley, Gillespie & Associates, Inc.:

	As of December 31, 2020
	Net Acres	Productive Wells		Average Daily Production(1) (Boe per day)	Proved Reserves (MBoe)	% Oil	% Proved Developed
		Gross	Net
Williston Basin	183,242	6,633	474.5	35,583	119,523	78%	69%
Permian Basin	285	7	0.6	155	3,109	82	54
Total	183,527	6,640	475.1	35,738	122,632	78%	69%
__________________

(1)Represents the average daily production over the three months ended December 31, 2020.

Business Strategy

Key elements of our business strategies include:

•Diversify Our Risk Through Non-Operated Participation in a Large Number of Wells and Multiple Basins.  As a non-operator, we seek to diversify our investment and operational risk through participation in a large number of oil and gas wells and with multiple operators. As of December 31, 2020, we have participated in 6,640 gross (475.1 net) producing wells with an average working interest of 7.2% in each gross well, with more than 40 experienced operating partners.  We believe the best way to develop our acreage is to take a long-term approach and to participate in the development of our locations with potential for the highest rates of return while preserving optionality to allocate capital to assets in our portfolio that offer the highest projected rates of return. We also believe that we can further diversify our risk with acquisitions in other basins, which we began in 2020 in the Permian Basin and expect to continue in 2021, including via the pending Reliance Acquisition.

•Accelerate Growth by Pursuing Value-Enhancing Acquisitions.  We strive to be the natural consolidator and clearing house of non-operated working interest in various leading oil and gas shale plays in the United States. Our “ground game” acquisition strategy is to build a strong presence in our core basins and seek to acquire smaller additional lease positions at a significant discount to the contiguous acreage positions typically sought by larger producers and operators of oil and gas wells, focusing on near term drilling opportunities. Such acquisitions have been a significant driver of our net well additions and additions to production. We intend to continue these activities, while at the same time evaluating and pursuing larger non-operated asset packages, such as the pending Reliance Acquisition, that we believe can responsibly accelerate our growth strategy.

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

Oil and natural gas prices have been, and we expect may continue to be, volatile. Lower oil and gas prices not only decrease our revenues, but an extended decline in oil or gas prices may affect planned capital expenditures and the oil and natural gas reserves that we can economically produce.  Lower oil and gas prices may also reduce the amount of our borrowing base under our revolving credit facility, which is determined at the discretion of the lenders based on various factors including the collateral value of our proved reserves. While lower commodity prices may reduce our future net cash flow from operations, we expect to have sufficient liquidity to continue development of our oil and gas properties.  In addition, we undertake an active commodity hedging program that is designed to help stabilize the volatile commodity pricing environment and protect cash flows in a potential downturn.

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

Historically, we have not managed our commodities marketing activities internally. Instead, our operating partners generally market and sell oil and natural gas produced from wells in which we have an interest.  Our operating partners coordinate the transportation of our oil and gas production from our wells to appropriate pipelines or rail transport facilities pursuant to arrangements that they negotiate and maintain with various parties purchasing the production.  We understand that our partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short-term contracts.  Although we have historically relied on our operating partners for these activities, we may in the future seek to take a portion of our production in kind and internally manage the marketing activities for such production. The price at which production is sold generally is tied to the spot market for oil.  Williston Basin Light Sweet Crude from the Bakken source rock is generally 41-42 API crude oil and is readily accepted into the pipeline infrastructure.  Our weighted average oil price differential during 2020 was $6.63 per barrel below NYMEX pricing.  This differential primarily represents the transportation costs in moving the oil from wellhead to refinery and will fluctuate based on availability of pipeline, rail and other transportation methods. Using our commodity hedging program, we may, from time to time, enter into financial hedging contracts to help mitigate pricing risk and volatility with respect to differentials.

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

In general, our lease agreements stipulate three-to-five year terms.  Bonuses and royalty rates are negotiated on a case-by-case basis consistent with industry standard pricing.  Once a well is drilled and production established, the leased acreage in the applicable spacing unit is considered developed acreage and is held by production.  Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production.  Given the current pace of drilling in the areas of our operations, we do not believe lease expiration issues will materially affect our acreage position.

Governmental Regulation and Environmental Matters

Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as whole.

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies.  For example, North Dakota and Montana require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas.  Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the process of drilling, completion and abandonment, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.  Moreover, the current administration has indicated that it expects to impose additional federal regulations limiting access to and production from federal lands. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill.  Moreover, many states impose a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within their jurisdictions.  Failure to comply with any such rules and regulations can result in substantial penalties.  The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability.  Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.  Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.  Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”) and the courts. We cannot predict when or whether any such proposals may become effective.

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

In recent years, there has been considerable uncertainty surrounding regulation of methane emissions, as the EPA previously published final regulations under the Clean Air Act establishing new performance standards for methane in 2016, but since that time the EPA has undertaken several measures, including issuing rules in 2020, to delay implementation of the methane standards. Various states and industry and environmental groups are separately challenging both the original 2016 standards and the EPA’s 2020 final rule. Notwithstanding the current court challenges, the EPA under the current administration may reconsider the 2020 final rule, which could result in more stringent methane emission rulemaking. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored Paris Agreement, which is a non-binding agreement for nations to limit their greenhouse gas emissions through individually-determined reduction goals every five years after 2020. While the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden recommitted the United States to the Paris Agreement on January 20, 2021.

These regulations and proposals and any other new regulations requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business, results of operations and financial condition.

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

In the United States, no comprehensive federal climate change legislation has been implemented to date but the current administration has indicated willingness to pursue new climate change legislation, executive actions or other regulatory initiatives to limit greenhouse gas (“GHG”) emissions. Further, legislative and regulatory initiatives are already underway to that purpose. The U.S. Congress has considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions.  The U.S. Supreme Court determined that GHG emissions fall within the CAA definition of an “air pollutant.” Recent litigation has held that if a source was subject to Prevention of Significant Deterioration (“PSD”) or Title V based on emissions of conventional pollutants like sulfur dioxide, particulates, nitrogen dioxide, carbon monoxide, ozone or lead, then the EPA could also require the source to control GHG emissions and the source would have to install Best Available Control Technology to do so.  As a result, a source may still have to control GHG emissions if it is an otherwise regulated source.

In 2014, Colorado was the first state in the nation to adopt rules to control methane emissions from oil and gas facilities. In 2016, the EPA issued three final rules that were intended to curb emissions of methane, VOCs and toxic air pollutants such as benzene from new, reconstructed and modified oil and gas sources. These regulations include leak detection and repair provisions, and may require controls to reduce methane emissions from certain oil and gas facilities.  To the extent that these regulations remain in place and to the extent that our third party operating partners are required to further control methane emissions, such controls could impact our business.

In addition, our third party operating partners are required to report their greenhouse gas emissions under CAA rules.  Because regulation of GHG emissions continues to evolve, further regulatory, legislative and judicial developments are likely to occur.  Such developments may affect how these GHG initiatives will impact us.  Moreover, while the U.S. Supreme Court held in its 2011 decision American Electric Power Co. v. Connecticut that, with respect to claims concerning GHG emissions, the federal common law of nuisance was displaced by the CAA, the Court left open the question of whether tort claims against sources of GHG emissions alleging property damage may proceed under state common law. There thus remains some litigation risk for such claims.  Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.

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

Human Capital Resources

As of December 31, 2020, we had 25 full time employees. We may hire additional personnel as appropriate.  We also may use the services of independent consultants and contractors to perform various professional services.

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

Item 1A. Risk Factors

Risks Related to Our Business and the Oil, Natural Gas and NGL Industry

Our business and operations have been and will likely continue to be adversely affected by the recent COVID-19 pandemic.

The spread of COVID-19 caused, and is continuing to cause, severe disruptions in the worldwide and U.S. economy, including the global and domestic decreased demand for oil and natural gas, which has had an adverse effect on our business, financial condition and results of operations. Moreover, since the beginning of January 2020, the COVID-19 pandemic has caused significant disruption in the financial markets both globally and in the United States. The continued spread of COVID-19 could also negatively impact the availability of key personnel and adequate staffing for us and our operating partners to conduct business. If COVID-19 continues to spread or the response to contain the COVID-19 pandemic is unsuccessful, we could continue to experience a material adverse effect on our business, financial condition and results of operations.

The duration and extent to which the COVID-19 crisis and oil price volatility adversely affects our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by foreign and domestic governmental authorities and other third parties in response. Volatility in commodity prices has had an adverse impact on our financial condition and results of operations, and on the level at which we are able to hedge our anticipated future production, which could continue to materially and adversely affect us, and we cannot predict the ultimate impact of this situation on our business, financial condition and results of operations.

The foregoing has had, and we expect will continue to have, an adverse effect on our business, financial condition, liquidity and results of operations. These factors will likely have the effect of heightening many of the other risks described in this “Risk Factors” section. Without limiting the generality of the foregoing, some impacts of the COVID-19 pandemic and recent oil market developments that could have an adverse effect on our business, financial condition, liquidity and results of operations, include:
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
•reducing estimated volumes and value attributable to our proved reserves;
•reducing carrying value of our oil and gas properties due to recognizing impairments on such properties; and
•limiting access to, or increasing the cost of, sources of capital such as equity and long-term debt.

In addition, the COVID-19 pandemic and recent commodity market developments may also affect our business, operations or financial condition in a manner that is not presently known to us or that we currently do not expect to present a significant risk to our business, operations or financial condition.

Oil and natural gas prices are volatile. Extended declines in oil and natural gas prices have adversely affected, and could in the future adversely affect, our business, financial position, results of operations and cash flow.

The oil and natural gas markets are very volatile, and we cannot predict future oil and natural gas prices. Oil and natural gas prices have fluctuated significantly, including periods of rapid and material decline, in recent years. The prices we receive for our oil and natural gas production heavily influences our production, revenue, cash flows, profitability, reserve bookings and access to capital. Although we seek to mitigate volatility and potential declines in commodity prices through derivative arrangements that hedge a portion of our expected production, this merely seeks to mitigate (not eliminate) these risks, and such activities come with their own risks.

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
•the level of global oil and natural gas exploration, production activity and inventories;
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

These factors and the volatility of the energy markets make it extremely difficult to predict oil and natural gas prices. A substantial or extended decline in oil or natural gas prices, such as the significant and rapid decline that occurred in 2020, has resulted in and could result in future impairments of our proved oil and natural gas properties and may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. To the extent commodity prices received from production are insufficient to fund planned capital expenditures, we may be required to reduce spending or borrow or issue additional equity to cover any such shortfall. Lower oil and natural gas prices may limit our ability to comply with the covenants under our revolving credit facility (or other debt instruments) and/or limit our ability to access borrowing availability thereunder, which is dependent on many factors including the value of our proved reserves.

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

Our operators’ drilling activities are subject to many risks, including the risk that they will not discover commercially productive reservoirs.  Drilling for oil or natural gas can be uneconomical, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable.  In addition, drilling and producing operations on our acreage may be curtailed, delayed or canceled by our operators as a result of other factors, including:
•declines in oil or natural gas prices, as occurred in 2020 in connection with the COVID-19 pandemic;
•infrastructure limitations, such as the gas gathering and processing constraints experienced in the Williston Basin in 2019;
•the high cost, shortages or delays of equipment, materials and services;
•unexpected operational events, pipeline ruptures or spills, adverse weather conditions, facility malfunctions or title problems;
•compliance with environmental and other governmental requirements;
•regulations, restrictions, moratoria and bans on hydraulic fracturing;
•unusual or unexpected geological formations;
•environmental hazards, such as oil, natural gas or well fluids spills or releases, pipeline or tank ruptures and discharges of toxic gas;
•fires, blowouts, craterings and explosions;
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

In 2020, we were required to write down the carrying value of certain of our oil and natural gas properties, and further writedowns could be required in the future.  Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, an impairment would be recognized. Depending on future commodity price levels, the trailing twelve-month average price used in the ceiling calculation may decline, which could cause additional future write downs of our oil and natural gas properties. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analysis in future periods.

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

We routinely make estimates of oil and natural gas reserves in connection with managing our business and preparing reports to our lenders and investors.  We make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, development schedules, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, reserve engineers and other advisors to make accurate assumptions.  Any significant variance from these assumptions by actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows.  Numerous changes over time to the assumptions on which our reserve estimates are based result in the actual quantities of oil, natural gas and NGLs we ultimately recover being different from our reserve estimates.  Any significant variance could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K, subsequent reports we file with the SEC or other company materials.

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

We base the estimated discounted future net cash flows from our proved reserves using a specified pricing and cost assumptions. However, actual future net cash flows from our oil and natural gas properties will be affected by factors such as the volume, pricing and duration of our oil and natural gas hedging contracts; actual prices we receive for oil, natural gas and NGLs; our actual operating costs in producing oil, natural gas and NGLs; the amount and timing of our capital expenditures; the amount and timing of actual production; and changes in governmental regulations or taxation. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

Our business depends on third party transportation and processing facilities and other assets that are owned by third parties.

The marketability of our oil and natural gas depends in part on the availability, proximity and capacity of pipeline systems, processing facilities, oil trucking fleets and rail transportation assets owned by third parties. The lack of available capacity on these systems and facilities, whether as a result of proration, physical damage, scheduled maintenance, legal or other reasons such as suspension of service due to legal challenges (see below regarding the Dakota Access Pipeline), could result in a substantial increase in costs, declines in realized commodity prices, the shut-in of producing wells or the delay or discontinuance of development plans for our properties. During 2019 and into 2020, we experienced significant delays and production curtailments, and declines in realized natural gas prices, that we believe were due in part to gas gathering and processing constraints in the Williston Basin. The negative effects arising from these and similar circumstances may last for an extended period of time. In many cases, operators are provided only with limited, if any, notice as to when these circumstances will arise and their duration. In addition, our wells may be drilled in locations that are serviced to a limited extent, if at all, by gathering and transportation pipelines, which may or may not have sufficient capacity to transport production from all of the wells in the area. As a result, we rely on third party oil trucking to transport a significant portion of our production to third party transportation pipelines, rail loading facilities and other market access points.

The Dakota Access Pipeline (“DAPL”), a major pipeline running out of the Williston Basin, is subject to ongoing litigation (the “DAPL Litigation”) that could threaten its continued operation. In July 2020, a federal district court ordered DAPL to be shut down no later than August 6, 2020, pending the completion of an environmental impact statement (“EIS”) that is expected to take at least a year to complete. The district court’s shut-down order was subsequently temporarily stayed by a federal circuit court of appeals, and DAPL currently remains operational. However, in January 2021, a federal circuit court of appeals agreed with the federal district court that the government should have conducted an EIS before going forward with the pipeline, and vacated easements granted for its construction to cross beneath Lake Oahe, a reservoir along the Missouri River maintained by the U.S. Army Corps of Engineers (“USACE”). The federal circuit court of appeals did not agree with the lower court’s decision that the pipeline should be shut down, and instead left the decision on how to proceed to the USACE. A shut-down remains possible, and there is no guarantee that DAPL will be permitted to resume or continue operations following the completion of the EIS and/or the DAPL Litigation. Any significant curtailment in gathering system or pipeline capacity, or the unavailability of sufficient third party trucking or rail capacity, could adversely affect our business, results of operations and financial condition.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established or operations are commenced on units containing the acreage or the leases are extended.

A significant portion of our acreage is not currently held by production or held by operations.  Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire.  If our leases expire and we are unable to renew the leases, we will lose our right to participate in the development of the related properties.  Drilling plans for these areas are generally in the discretion of third party operators and are subject to change based on various factors that are beyond our control, such as: the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third party approvals; oil, NGL and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs.  As of December 31, 2020, we estimate that we had leases that were not developed that represented 4,947 net acres potentially expiring in 2021, 6,923 net acres potentially expiring in 2022, 3,152 net acres potentially expiring in 2023, 1,083 net acres potentially expiring in 2024, and 2,774 net acres potentially expiring in 2025 and beyond.

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

These risks are heightened in a low commodity price environment, which may present significant challenges to our operators.  The challenges and risks faced by our operators may be similar to or greater than our own, including with respect to their ability to service their debt, remain in compliance with their debt instruments and, if necessary, access additional capital.  Commodity prices and/or other conditions have in the past and may in the future cause oil and gas operators to file for bankruptcy.  The insolvency of an operator of any of our properties, the failure of an operator of any of our properties to adequately perform operations or an operator’s breach of applicable agreements could reduce our production and revenue and result in our liability to governmental authorities for compliance with environmental, safety and other regulatory requirements, to the operator’s suppliers and vendors and to royalty owners under oil and gas leases jointly owned with the operator or another insolvent owner.  Finally, an operator of our properties may have the right, if another non-operator fails to pay its share of costs because of its insolvency or otherwise, to require us to pay our proportionate share of the defaulting party’s share of costs.

Our operators will make decisions in connection with their operations (subject to their contractual and legal obligations to other owners of working interests), which may not be in our best interests. We may have no ability to exercise influence over the operational decisions of our operators, including the setting of capital expenditure budgets and drilling locations and schedules. Dependence on our operators could prevent us from realizing our target returns for those locations.  The success and timing of development activities by our operators will depend on a number of factors that will largely be outside of our control, including, oil and natural gas prices and other factors generally affecting industry operating environment; the timing and amount of capital expenditures; their expertise and financial resources; approval of other participants in drilling wells; selection of technology; and the rate of production of reserves, if any.

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

We could experience periods of higher costs as activity levels fluctuate or if commodity prices rise.  These increases could reduce our profitability, cash flow, and ability to complete development activities as planned.

An increase in commodity prices or other factors could result in increased development activity and investment in our areas of operations, which may increase competition for and cost of equipment, labor and supplies.  Shortages of, or increasing costs for, experienced drilling crews and equipment, labor or supplies could restrict our operating partners’ ability to conduct desired or expected operations. In addition, capital and operating costs in the oil and natural gas industry have generally risen during periods of increasing commodity prices as producers seek to increase production in order to capitalize on higher commodity prices.  In situations where cost inflation exceeds commodity price inflation, our profitability and cash flow, and our operators’ ability to complete development activities as scheduled and on budget, may be negatively impacted.  Any delay in the drilling of new wells or significant increase in drilling costs could reduce our revenues and cash flows.

The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate.  Therefore, our undeveloped reserves may not be ultimately developed or produced.

Approximately 31% of our estimated net proved reserves volumes were classified as proved undeveloped as of December 31, 2020. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate.  Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic.  In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.

Our acquisition strategy will subject us to certain risks associated with the inherent uncertainty in evaluating properties for which we have limited information.

We intend to expand our operations in part through acquisitions, including without limitation the pending Reliance Acquisition.  Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations.  Also, our reviews of acquired properties are inherently incomplete because it generally is not economically feasible to perform an in-depth review of the individual properties involved in each acquisition.  Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections are often not performed on properties being acquired, and environmental matters, such as subsurface contamination, are not necessarily observable even when an inspection is undertaken. Any acquisition involves other potential risks, including, among other things:
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
•an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; and
•an increase in our costs or a decrease in our revenues associated with any potential royalty owner or landowner claims or disputes, or other litigation encountered in connection with an acquisition.

If the Reliance Acquisition is consummated, we may be unable to successfully integrate the Reliance Assets into our business or achieve the anticipated benefits of the Reliance Acquisition.

Our ability to achieve the anticipated benefits of the Reliance Acquisition will depend in part upon whether we can integrate the acquired assets into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The successful acquisition of producing properties requires an assessment of several factors, including:
•recoverable reserves;
•future oil and natural gas prices and their appropriate differentials;
•availability and cost of transportation of production to markets;
•availability and cost of drilling equipment and of skilled personnel;
•development and operating costs including access to water and potential environmental and other liabilities; and
•regulatory, permitting and similar matters.

The accuracy of these assessments is inherently uncertain. In connection with these assessments, we have performed a review of the subject properties that we believe to be generally consistent with industry practices. The review was based on our analysis of historical production data, assumptions regarding capital expenditures and anticipated production declines without review by an independent petroleum engineering firm. Data used in such review was furnished by the seller or obtained from publicly available sources. Our review may not reveal all existing or potential problems or permit us to fully assess the deficiencies and potential recoverable reserves for all of the acquired properties, and the reserves and production related to the acquired assets may differ materially after such data is further reviewed. Inspections will not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or a portion of the underlying deficiencies. We are often not entitled to contractual indemnification for environmental liabilities and acquire properties on an “as is” basis, and, as is the case with certain liabilities associated with the assets to be acquired in the Reliance Acquisition, we are entitled to indemnification for only certain environmental liabilities. The integration process may be subject to delays or changed circumstances, and we can give no assurance that the acquired assets will perform in accordance with our expectations or that our expectations with respect to integration as a result of the Reliance Acquisition will materialize.

Failure to complete the Reliance Acquisition could negatively impact our future business and financial results.

The consummation of the pending Reliance Acquisition is subject to various customary and other closing conditions, some of which are beyond our control, and we cannot assure you that the Reliance Acquisition will be consummated. If the Reliance Acquisition is not completed or if there are significant delays in completing the Reliance Acquisition, our future business and financial results and the trading price of our common stock could be negatively affected. In particular, there may be negative reactions from the financial markets due to the fact that current prices of our common stock may reflect a market assumption that the Reliance Acquisition will be completed.

The loss of any member of our management team, upon whose knowledge, relationships with industry participants, leadership and technical expertise we rely could diminish our ability to conduct our operations and harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of those members of our management team whose knowledge, relationships with industry participants, leadership and technical expertise would be difficult to replace.  In particular, our ability to successfully acquire additional properties, to increase our reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements depends on developing and maintaining close working relationships with industry participants.  In addition, our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment is dependent on our management team’s knowledge and expertise in the industry.  To continue to develop our business, we rely on our management team’s knowledge and expertise in the industry and will use our management team’s relationships with industry participants to enter into strategic relationships. The members of our management team may terminate their employment with our company at any time.  If we were to lose members of our management team, we may not be able to replace the knowledge or relationships that they possess and our ability to execute our business plan could be materially harmed.

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

We have begun to diversify with the pending Reliance Acquisition in the Appalachian Basin and smaller acquisitions in the Permian Basin, however our operations remain heavily concentrated in primarily oil wells in the Williston Basin. While other companies may have the ability to manage their risk by diversification, the narrow focus of our business, in terms of both the industry focus and geographic scope of our business, means that we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified.  As a result of the narrow focus of our business, we may be disproportionately exposed to the effects of regional supply and demand factors, delays or interruptions of production from wells in our areas caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of oil or natural gas.  Additionally, we may be exposed to further risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a particular area of operations.

Our derivatives activities could adversely affect our cash flow, results of operations and financial condition.

To achieve more predictable cash flows and reduce our exposure to adverse fluctuations in the price of oil and natural gas, we enter into derivative instrument contracts for a portion of our expected production, which may include swaps, collars, puts and other structures.  In accordance with applicable accounting principles, we are required to record our derivatives at fair market value, and they are included on our balance sheet as assets or liabilities and in our statements of income as gain (loss) on derivatives, net.  Accordingly, our earnings may fluctuate significantly as a result of changes in the fair market value of our derivative instruments. In addition, while intended to mitigate the effects of volatile oil and natural gas prices, our derivatives transactions may limit our potential gains and increase our potential losses if oil and natural gas prices were to rise substantially over the price established by the hedge.

Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative contracts for such period. If the actual amount of production is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount of production is lower than the notional amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows.  In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which a counterparty to our derivative contracts is unable to satisfy its obligations under the contracts; our production is less than expected; or there is a widening of price differentials between delivery points for our production and the delivery point assumed in the derivative arrangement.

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

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we have developed or may develop proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. It is possible that we, or these third parties, could incur interruptions from cyber security attacks, computer viruses or malware, or that third party service providers could cause a breach of our data. We believe that we have positive relations with our related vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties for our computing and communications infrastructure or any other interruptions to, or breaches of, our information systems could lead to data corruption, communication interruption, loss of sensitive or confidential information or otherwise significantly disrupt our business operations. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. To our knowledge we have not experienced any material losses relating to cyber-attacks; however, there can be no assurance that we will not suffer material losses in the future either as a result of an interruption to or a breach of our systems or those of our third party vendors and service providers.

Risks Related to Our Financing and Indebtedness

Any significant reduction in our borrowing base under our revolving credit facility will negatively impact our liquidity and could adversely affect our business and financial results.

Availability under our revolving credit facility is subject to a borrowing base, with scheduled semiannual (April 1 and October 1) and other elective borrowing base redeterminations based upon, among other things, projected revenues from, and asset values of, the oil and natural gas properties securing the revolving credit facility. The lenders under the revolving credit facility can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our revolving credit facility. Reductions in estimates of our producing oil, NGL and natural gas reserves could result in a reduction of our borrowing base thereunder. The same could also arise from other factors, including but not limited to lower commodity prices or production; inability to drill or unfavorable drilling results; changes in crude oil, NGL and natural gas reserve engineering; increased operating and/or capital costs; or other factors affecting our lenders’ ability or willingness to lend (including factors that may be unrelated to our company). Any significant reduction in our borrowing base could result in a default under current and/or future debt instruments, negatively impact our liquidity and our ability to fund our operations and, as a result, could have a material adverse effect on our financial position, results of operation and cash flow. Further, if the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we could be required to repay the excess. If we do not have sufficient funds and we are otherwise unable to arrange new financing, we may have to sell significant assets or take other actions to address. Any such sale or other actions could have a material adverse effect on our business and financial results.

Our revolving credit facility and other agreements governing indebtedness contain operating and financial restrictions that may restrict our business and financing activities.

Our revolving credit facility, the indenture governing our senior indebtedness, and any future indebtedness we incur may contain a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things: declare or pay any dividend or make any other distributions on, purchase or redeem our equity interests or purchase or redeem certain debt; make loans or certain investments; make certain acquisitions and investments; incur or guarantee additional indebtedness or issue certain types of equity securities; incur liens; transfer or sell assets; create subsidiaries; consolidate, merge or transfer all or substantially all of our assets; and engage in transactions with our affiliates. In addition, the revolving credit facility requires us to maintain compliance with certain financial covenants and other covenants. As a result of these covenants, we could be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Our ability to comply with some of the covenants and restrictions may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with the covenants, ratios or tests in our revolving credit facility or any other indebtedness could result in an event of default under our revolving credit facility or our other indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. If an event of default under our revolving credit facility occurs and remains uncured, the lenders thereunder would not be required to lend any additional amounts to us; could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable; may have the ability to require us to apply all of our available cash to repay these borrowings; and may prevent us from making debt service payments under our other agreements.

An event of default or an acceleration under our revolving credit facility could result in an event of default and an acceleration under other existing or future indebtedness. Conversely, an event of default or an acceleration under any other existing or future indebtedness could result in an event of default and an acceleration under our revolving credit facility. In addition, our obligations under the revolving credit facility are collateralized by perfected liens and security interests on substantially all of our assets and if we default thereunder the lenders could seek to foreclose on our assets.

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

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt; selling assets; reducing or delaying capital investments; or seeking to raise additional capital. However, we cannot assure you that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations or pay dividends on our preferred stock.  Our inability to generate sufficient cash flow to satisfy our debt obligations or pay dividends on our preferred stock, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

We currently owe cumulative dividends with respect to our Series A Preferred Stock, which precludes us from paying dividends with respect to our common stock and has certain other potential or actual adverse consequences.

Our Series A Preferred Stock accrues dividends that are payable semi-annually in arrears on May 15 and November 15 of each year, which commenced on May 15, 2020, when, as and if declared by our Board. As of December 31, 2020, no dividends had been declared or paid, and there were approximately $16.3 million of accumulated dividends on the Series A Preferred Stock. Our failure to pay dividends with respect to the Series A Preferred Stock precludes us from paying dividends or making other distributions on our common stock unless all accumulated and unpaid dividends on the Series A Preferred Stock for all preceding dividend periods have been or contemporaneously are declared and paid in full. Additionally, if dividends on the Series A Preferred Stock are in arrears and unpaid for three or more semi-annual dividend periods (whether or not consecutive), the holders of the Series A Preferred Stock will be entitled to elect two additional directors to serve on the Board during the term of such payment arrearage. Since dividends are currently in arrears for two semi-annual dividend periods, this would occur as a result of the next semi-annual dividend period for which dividends are not paid.

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

Our business plan requires significant capital expenditures, which we may be unable to obtain on favorable terms or at all.

Our exploration, development and acquisition activities require substantial capital expenditures. Historically, we have funded our capital expenditures through a combination of cash flow from operations, borrowings under our credit facilities, debt issuances, and equity issuances. Cash reserves, cash from operations and borrowings under our revolving credit facility may not be sufficient to fund our continuing operations and business plan and goals.  We may require additional capital and we may be unable to obtain such capital if and when required. If our access to capital were limited due to numerous factors, which could include a decrease in operating cash flow due to lower oil and natural gas prices or decreased production or deterioration of the credit and capital markets, we would have a reduced ability to develop our properties, replace our reserves and pursue our business plan and goals. We may not be able to incur additional debt under our revolving credit facility, issue debt or equity, engage in asset sales or access other methods of financing on acceptable terms or at all. If the amount of capital we are able to raise from financing activities, together with our cash from operations, is not sufficient to satisfy our capital requirements, we may not be able to implement our business plan and may be required to scale back our operations, sell assets at unattractive prices or obtain financing on unattractive terms, any of which could adversely affect our business, results of operations and financial condition.

Risks Related to Legal and Regulatory Matters

The current administration, acting through the executive branch and/or in coordination with Congress, could enact rules and regulations that restrict our ability to acquire federal leases in the future and/or impose more onerous permitting and other costly environmental, health and safety requirements.

President Biden has stated that he intends to issue Executive Orders to permanently protect certain federal lands, establish monuments, restrict new oil and gas permitting on public lands and waters, and modify royalties to account for climate costs. In January 2021, President Biden signed an Executive Order temporarily suspending oil and gas permitting on federal lands and waters. In addition, the current administration has indicated that his administration is likely to pursue more stringent methane pollution limits for new and existing oil and gas operations. These efforts, among others, are intended to support the current administration’s stated goal of addressing climate change. Potential actions of a Democratic-controlled Congress include imposing more restrictive laws and regulations pertaining to permitting, limitations on greenhouse gas emissions, increased requirements for financial assurance and bonding for decommissioning liabilities, and carbon taxes. Any of these administrative or Congressional actions could adversely affect our financial condition and results of operations by restricting the lands available for development and/or access to permits required for such development, or by imposing additional and costly environmental, health and safety requirements.

Our ability to use net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

We have net operating loss (“NOL”) carryforwards that we may use to offset against taxable income for U.S. federal income tax purposes.  At December 31, 2020, we had an estimated NOL carryforward of approximately $474.5 million for United States federal income tax purposes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), a corporation that undergoes an “ownership change” can be subject to limitations on the use of its NOLs to offset future taxable income. We underwent an “ownership change” during 2018 and, as a result, the use of our existing NOL carryforwards are subject to limitations under Section 382, which are generally determined by multiplying the value of our stock at the time of the ownership change by the applicable long term tax exempt rate as defined in Section 382. See Note 10 to our financial statements. Future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382 of the IRC.

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

The enactment of new or increased severance taxes and impact fees on natural gas production could negatively impact the assets we expect to acquire in the Reliance Acquisition.

The tax laws, rules and regulations that affect the operation of the assets that we expect to acquire in the pending Reliance Acquisition are subject to change. For example, Pennsylvania’s governor has in past legislative sessions proposed legislation to impose a state severance tax on the extraction of natural resources, including natural gas produced from the Marcellus Shale formation, either in replacement of or in addition to the existing state impact fee. Pennsylvania’s legislature has not thus far advanced any of the governor’s severance tax proposals; however, severance tax legislation may continue to be proposed in future legislative sessions. Any such tax increase or change could adversely impact our earnings, cash flows and financial position as it relates to these assets.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) contains measures aimed at increasing the transparency and stability of the over-the-counter (“OTC”) derivatives market and preventing excessive speculation. In one of the rulemaking proceedings still pending under the Dodd-Frank Act, the CFTC issued in January 2020 (withdrawing previous proposals from 2013 and 2016), proposed rules imposing position limits for certain futures and options contracts in various commodities (including oil and gas) and for swaps that are their economic equivalents. Under the proposed rules on position limits, certain types of derivative transactions are exempt from these limits, provided that such derivative transactions satisfy the CFTC's requirements for certain enumerated “bona fide” derivative transactions. The CFTC has also adopted final rules regarding aggregation of positions, under which a party that controls the trading of, or owns ten percent or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. The CFTC’s aggregation rules are now in effect, although CFTC staff has granted relief until August 12, 2022 from various conditions and requirements in the final aggregation rules. These rules may affect both the size of the positions that we may hold and the ability or willingness of counterparties to trade with us, potentially increasing the costs of transactions. Moreover, such changes could materially reduce our access to derivative opportunities, which could adversely affect revenues or cash flow during periods of low commodity prices.

The CFTC also has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or to take steps to qualify for an exemption to such requirements. Although we believe we qualify for the end-user exception from the mandatory clearing requirements for swaps entered to mitigate its commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use. If our swaps do not qualify for the commercial end-user exception, or if the cost of entering into uncleared swaps becomes prohibitive, we may be required to clear such transactions. The ultimate effect of these rules and any additional regulations on our business is uncertain.

The full impact of the Dodd-Frank Act and related regulatory requirements on our business will not be known until the regulations are fully implemented and the market for derivatives contracts has adjusted. In addition, it is possible that the current administration could expand regulation of the over-the-counter derivatives market and the entities that participate in that market through either the Dodd-Frank Act or the enactment of new legislation. Regulations issued under the Dodd-Frank Act (including any further regulations implemented thereunder) and any new legislation also may require certain counterparties to our derivative instruments to spin off some of their derivative activities to a separate entity, which may not be as creditworthy as the current counterparty. Such legislation and regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. We maintain an active hedging program related to commodity price risks. Such legislation and regulations could reduce trading positions and the market-making activities of our counterparties. If we reduce our use of derivatives as a result of legislation and regulations or any resulting changes in the derivatives markets, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures or to make payments on our debt obligations. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.

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

The adoption of climate change legislation or regulations restricting emissions of "greenhouse gases" could result in increased operating costs and reduced demand for the o oil and natural gas we produce.

Restrictions on GHG emissions that may be imposed could adversely affect the oil and gas industry. The adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory requirements. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations. Moreover, climate change may be associated with increased volatility in seasonal temperatures, as well as extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Extreme weather conditions can interfere with our production and increase our costs, and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations. See “Item 1. Business—Governmental Regulation and Environmental Matters” and “—Climate Change” for a further discussion of the laws and regulations related to greenhouse gases and of climate change.

Risk Related to our Common Stock

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Estimated Net Proved Reserves

The table below summarizes our estimated net proved reserves at December 31, 2020 and 2019 based on reports prepared by Cawley, Gillespie & Associates, Inc. (“Cawley”), our third-party independent reserve engineers for the years ending December 31, 2020 and 2019.  In preparing its reports, Cawley evaluated properties representing all of our proved reserves at December 31, 2020 and 2019 in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities.  Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives.

	December 31, 2020		December 31, 2019
	Proved Reserves (MBoe)(1)	% of Total	Proved Reserves (MBoe)(2)	% of Total
SEC Proved Reserves:
Developed	84,145	69%	96,634	59%
Undeveloped	38,487	31	66,673	41
Total Proved Properties	122,632	100%	163,307	100%
___________________

(1)The table above values oil and natural gas reserve quantities as of December 31, 2020 assuming constant realized prices of $32.69 per barrel of oil and $1.61 per Mcf of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, after adjustment to reflect applicable transportation and quality differentials.
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

Estimated net proved reserves at December 31, 2020 were 122,632 MBoe, a 25% decrease from estimated net proved reserves of 163,307 MBoe at December 31, 2019.  The decrease was primarily due to a 35% reduction in the SEC-prescribed oil price at year-end 2020 as compared to 2019 and a decrease in development activity. As a result of lower demand caused by the COVID-19 pandemic and the oversupply of crude oil, spot and future prices of crude oil fell to historic lows during the second quarter of 2020, which in turn reduced development activity in the Williston Basin. The decrease in development activity in 2020 led to a 56% reduction in our developmental capital expenditures compared to 2019 as well as a decrease in the number of undeveloped drilling locations reflected in our 2020 proved reserve estimates. The number of proved undeveloped wells included in the reserves was reduced from 107.5 net wells in 2019 to 58.8 net wells in 2020.

The following table sets forth summary information by reserve category with respect to estimated proved reserves at December 31, 2020:

	SEC Pricing Proved Reserves(1)
	Reserve Volumes				PV-10(3)
Reserve Category	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)(2)	%	Amount (In thousands)	%
PDP Properties	53,839	97,690	70,121	57%	$512,271	72%
PDNP Properties	11,296	16,370	14,024	12	101,271	14
PUD Properties	30,890	45,581	38,487	31	98,994	14
Total	96,025	159,641	122,632	100%	$712,536	100%
_____  ___________

(1)The SEC Pricing Proved Reserves table above values oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2020 based on average prices of $39.57 per barrel of oil and $1.99 per MMbtu of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per MMbtu of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period.  The average resulting price used as of December 31, 2020, after adjustment to reflect applicable transportation and quality differentials, was $32.69 per barrel of oil and $1.61 per Mcf of natural gas.
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

The following table reconciles the pre-tax PV10% value of our SEC Pricing Proved Reserves as of December 31, 2020 to the Standardized Measure of discounted future net cash flows.

SEC Pricing Proved Reserves (In thousands)
Standardized Measure Reconciliation
Pre-Tax Present Value of Estimated Future Net Revenues (Pre-Tax PV10%)	$712,536
Future Income Taxes, Discounted at 10%(1)	(526)
Standardized Measure of Discounted Future Net Cash Flows	$712,010
____________

(1)The expected tax benefits to be realized from utilization of the net operating loss and tax credit carryforwards are used in the computation of future income tax cash flows. As a result of available net operating loss carryforwards and the remaining tax basis of our assets at December 31, 2020, our future income taxes were significantly reduced.

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

Proved Undeveloped Reserves

At December 31, 2020, we had approximately 38.5 MMBoe of proved undeveloped reserves as compared to 66.7 MMBoe at December 31, 2019.  A reconciliation of the change in proved undeveloped reserves during 2020 is as follows:

MMBoe
Estimated Proved Undeveloped Reserves at 12/31/2019	66.7
Converted to Proved Developed Through Drilling	(10.4)
Added from Extensions and Discoveries	5.6
Removed for 5-Year Rule	(2.8)
Revisions	(20.6)
Estimated Proved Undeveloped Reserves at 12/31/2020	38.5

Our future development drilling program includes the drilling of approximately 58.8 proven undeveloped net wells before the end of 2025 at an estimated cost of $341.0 million.  Our development plan for drilling proved undeveloped wells calls for the drilling of 22.8 net wells during 2021 (includes 13.6 net wells drilled at December 31, 2020, but classified as proved undeveloped due to Cawley’s internal guidelines which require greater than 50% of total costs to be incurred to be classified as developed), 13.3 net wells during 2022, 10.5 net wells during 2023 and 12.2 net wells during 2024 for a total of 58.8 net wells. Our proved undeveloped locations were reduced from 107.5 net wells at December 31, 2019 to 58.8 net wells at December 31, 2020 due to lower commodity prices and reduced development activity. We expect that our proved undeveloped reserves will continue to be converted to proved developed producing reserves as additional wells are drilled including our acreage.  All locations comprising our remaining proved undeveloped reserves are forecast to be drilled within five years from initially being recorded in accordance with our development plan.

At December 31, 2020, the PV-10 value of our proved undeveloped reserves amounted to 14% of the PV-10 value of our total proved reserves.  Although our 2020 producing property additions exceeded our 5-year average development plan, there are numerous uncertainties.  The development of these reserves is dependent upon a number of factors which include, but are not limited to:  financial targets such as drilling within cash flow or reducing debt, drilling of obligatory wells, satisfactory rates of return on proposed drilling projects, and the levels of drilling activities by operators in areas where we hold leasehold interests.  During 2020, we decreased our development capital spending by 56% compared to 2019. With 72% of the PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to execute our development plan.

At December 31, 2020, we had spent a total of $69.9 million related to the development of proved undeveloped reserves, which resulted in the conversion of 10.4 MMBoe of proved undeveloped reserves as of December 31, 2019 to proved developed reserves as of December 31, 2020.  Proved developed property additions in 2020 also included 2.8 MMBoe from the conversion of previously undeveloped locations that were not booked in our December 31, 2019 proved undeveloped reserves (the related development costs incurred at December 31, 2020 were $28.3 million). Additionally, our proved undeveloped reserves at December 31, 2020 included 8.2 MMBoe for net wells that had commenced drilling activities but remained classified as undeveloped reserves due to Cawley’s internal guidelines which require greater than 50% of the total costs to have been incurred in order to be classified as proved developed (the related development costs incurred at December 31, 2020 were $20.5 million).

In 2020, we also added 5.6 MMBoe of proved undeveloped reserves as a result of our acquisition and development activity. The SEC-prescribed commodity prices (after adjustment for transportation, quality and basis differentials) were $17.84 lower per barrel of oil and $0.51 lower per Mcf of natural gas at year-end 2020 as compared to year-end 2019. Additionally, we had negative revisions of 20.6 MMBoe primarily due to the aforementioned lower pricing. We also removed 2.8 MMBoe of proved undeveloped reserves due to the SEC-prescribed 5-year rule.

Proved Reserves Sensitivity by Price Scenario

The SEC disclosure rules allow for optional reserves sensitivity analysis, such as the sensitivity that oil and natural gas reserves have to price fluctuations.  We have chosen to compare our proved reserves from the 2020 SEC case to two alternate pricing cases. The first alternate scenario uses a flat pricing deck of $50.00 per Bbl for oil and $2.50 per MMbtu for natural gas (the “$50 Flat Case”).  The second alternate scenario uses a flat pricing deck of $60.00 per Bbl for oil and $2.50 per MMbtu for natural gas (the “$60 Flat Case”). The sensitivity scenarios were not audited by a third party. In these sensitivity scenarios, all operating cost assumptions and other factors, other than the commodity price assumptions, have been held constant with the SEC case. However, the higher pricing in the sensitivity scenarios did result in additional future drilling locations that became economic under the $50 Flat Case and the $60 Flat Case, while they were not economic under the 2020 SEC case. As a result, the $50 Flat Case and the $60 Flat Case included an additional 24.4 and 44.6 proved undeveloped net wells, respectively, compared to the 58.8 proved undeveloped net wells included in the 2020 SEC case. These sensitivities are only meant to demonstrate the impact that changing commodity prices may have on estimated proved reserves and PV-10 and there is no assurance these outcomes will be realized. The table below shows our proved reserves utilizing the 2020 SEC case compared with the two alternate price scenarios.

	Price Cases
	SEC Case(1)	$50 Flat Case(2)	$60 Flat Case(3)
Net Proved Reserves (December 31, 2020)
Oil (MBbl)
Developed	65,135	73,399	77,870
Undeveloped	30,890	42,648	50,781
Total	96,025	116,047	128,651
Natural Gas (MMcf)
Developed	114,060	130,604	138,852
Undeveloped	45,581	60,228	68,993
Total	159,641	190,832	207,846
Total Proved Reserves (MBOE)	122,632	147,852	163,292

Pre-tax PV10% (in thousands)(4)	$712,536	$1,329,389	$1,931,094

_________________

(1)Represents reserves based on pricing prescribed by the SEC.  The unescalated twelve month arithmetic average of the first day of the month posted prices were adjusted for transportation and quality differentials to arrive at prices of $32.69 per Bbl for oil and $1.61 per Mcf for natural gas.  Production costs were held constant for the life of the wells.

(2)Prices based on $50.00 per Bbl for oil and $2.50 per MMbtu for natural gas, which were then adjusted for transportation and quality differentials to arrive at prices of $43.06 per Bbl for oil and $2.00 per Mcf for natural gas.
(3)Prices based on $60.00 per Bbl for oil and $2.50 per MMbtu for natural gas, which were then adjusted for transportation and quality differentials to arrive at prices of $53.04 per Bbl for oil and $1.84 per Mcf for natural gas.
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

Internal Controls Over Reserves Estimation Process

We utilize a third-party reservoir engineering firm, as our independent reserves evaluator for 100% of our reserves base.  In addition, we employ an internal reserve engineering department which is led by our Senior Vice President of Engineering, who is responsible for overseeing the preparation of our reserves estimates.  Our senior internal reserve engineer has a B.S. in petroleum engineering from Montana Tech, has over fifteen years of oil and gas experience on the reservoir side, and has experience working for large independent and financial firms on projects and acquisitions.

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

	Years Ended December 31,
	2020	2019	2018
Net Production:
Oil (Bbl)	9,361,138	11,325,418	7,790,182
Natural Gas and NGLs (Mcf)	16,473,287	16,590,774	9,224,766
Total (Boe)	12,106,686	14,090,547	9,327,643

Average Sales Prices:
Oil (per Bbl)	$32.61	$50.74	$57.78
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	20.08	3.92	(2.94)
Oil Net of Settled Oil Derivatives (per Bbl)	52.69	54.66	54.84

Natural Gas and NGLs (per Mcf)	1.14	1.60	4.74
Effect of Gain (Loss) on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.02	—	—
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	1.16	1.60	4.74

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	26.77	42.67	52.95
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	15.55	3.15	(2.45)
Realized Price on a Boe Basis Including Settled Commodity Derivatives	42.32	45.82	50.50

Average Costs:
Production Expenses (per Boe)	$9.61	$8.44	$7.15

Drilling and Development Activity

The following table sets forth the number of gross and net productive and non-productive wells drilled in the years ended December 31, 2020, 2019 and 2018.  The number of wells drilled refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated.

	December 31,
	2020		2019		2018
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Exploratory Wells:
Oil	—	—	—	—	—	—
Natural Gas	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—

Development Wells:
Oil	285	17.8	615	43.0	505	31.2
Natural Gas	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—

Total Productive Exploratory and Development Wells	285	17.8	615	43.0	505	31.2
______________
(1)Net Well totals in 2020, 2019 and 2018 do not include an additional 1.0, 90.1 and 65.8 net wells, respectively, from acquisitions which were already producing when acquired.

The following table summarizes our cumulative gross and net productive oil wells by geographic area within the United States at each of December 31, 2020, 2019 and 2018.

	December 31,
	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Williston Basin	6,633	474.5	6,156	458.7	4,792	325.1
Permian Basin	7	0.6	—	—	—	—
Total	6,640	475.1	6,156	458.7	4,792	325.1

As of December 31, 2020, we had an additional 375 gross (28.1 net) wells in process, meaning wells that have been spud and are in the process of drilling, completing or waiting on completion.

Leasehold Properties

          As of December 31, 2020, our principal assets included approximately 183,527 net acres located in the United States. The following table summarizes our estimated gross and net developed and undeveloped acreage by geographic area at December 31, 2020.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Williston Basin	747,159	164,419	41,141	18,823	788,300	183,242
Permian Basin	919	229	400	56	1,319	285
Total:	748,078	164,648	41,541	18,879	789,619	183,527

As of December 31, 2020, approximately 90% of our total acreage was developed.  All of our proved reserves are located in the United States.

Recent Acquisitions

We generally assess acreage subject to near-term drilling activities on a lease-by-lease basis because we believe each lease’s contribution to a subject spacing unit is best assessed on that basis if development timing is sufficiently clear.  Consistent with that approach, a significant portion of our acreage acquisitions involve properties that are selected by us on a lease-by-lease basis for their participation in a well expected to be spud in the near future, and the subject leases are then aggregated to complete one single closing with the transferor.  As such, we generally view each acreage assignment from brokers, landmen and other parties as involving several separate acquisitions combined into one closing with the common transferor for convenience.  However, in certain instances an acquisition may involve a larger number of leases presented by the transferors as a single package without negotiation on a lease-by-lease basis.  In those instances, we still review each lease on a lease-by-lease basis to ensure that the package as a whole meets our acquisition criteria and drilling expectations. See Note 3 to our financial statements regarding our recent acquisition activity.

Acreage Expirations

As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases.  All of our leases for undeveloped acreage summarized in the table below will expire at the end of their respective primary terms, unless we renew the existing leases, establish commercial production from the acreage or some other “savings clause” is exercised.  In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced.  While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no guarantee we can do so.  The approximate expiration of our net acres which are subject to expire between 2021 and 2025 and thereafter, are set forth below:

	Acreage Subject to Expiration
Year Ended	Gross	Net
December 31, 2021	19,124	4,947
December 31, 2022	12,294	6,923
December 31, 2023	4,957	3,152
December 31, 2024	1,280	1,083
December 31, 2025 and thereafter	3,886	2,774
Total	41,541	18,879

During 2020, we had leases expire covering approximately 1,720 net acres.  The 2020 lease expirations carried a cost of $2.9 million.  We believe that the expired acreage was not material to our capital deployed.

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

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses during 2020, 2019 and 2018.

	Years Ended December 31,
(In thousands, except per Boe data)	2020	2019	2018
Depletion of Oil and Natural Gas Properties	$160,643	$209,050	$118,974
Depletion Expense (per Boe)	13.27	14.84	12.75

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

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE American under the symbol “NOG.”  The closing price for our common stock on the NYSE American on March 11, 2021 was $14.31 per share.

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

The following graph compares the 60-month cumulative total shareholder return on our common stock since December 31, 2015, and the cumulative total returns of Standard & Poor’s Composite 500 Index and the NYSE Arca Oil Index (formerly the AMEX Oil Index) for the same period. This graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020.

*            The following table sets forth the total returns utilized to generate the foregoing graph.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Northern Oil & Gas, Inc.	100.00	71.24	53.11	58.55	60.62	22.69
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
NYSE Arca Oil Index	100.00	124.78	138.79	128.81	141.12	96.55

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Holders

As of March 9, 2021, we had 60,421,200 shares of our common stock outstanding, held by approximately 231 stockholders of record.  The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Recent Sales of Unregistered Securities

None, except to the extent previously included by the Company in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
October 1, 2020 to October 31, 2020	—	$—	—	$ 68.1 million
Month #2
November 1, 2020 to November 30, 2020	4,720	5.64	—	68.1 million
Month #3
December 1, 2020 to December 31, 2020	830	9.12	—	68.1 million
Total	5,550	$6.16	—	$ 68.1 million
__________________________________

(1)The 5,550 total shares purchased outside of publicly announced plans or programs represent shares surrendered in satisfaction of tax withholding obligations in connection with the vesting of restricted stock awards.
(2)In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million worth of shares of our Company’s outstanding common stock.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and accompanying notes to financial statements appearing elsewhere in this report.

Executive Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in the premier basins within the United States. Using this strategy, we participated in 6,640 gross (475.1 net) producing wells as of December 31, 2020. As of December 31, 2020, we had leased approximately 183,527 net acres, of which approximately 90% were developed and substantially all were located in the Williston Basin in the United States.

Our average daily production for full year 2020 was 33,078 Boe per day, and in the fourth quarter of 2020 was 35,738 Boe per day (approximately 76% oil). During 2020, we added 17.8 net wells to production, and we ended 2020 with 28.1 net wells in process.

Our financial and operating performance for the year ended December 31, 2020 included the following:

•Oil and gas sales of $324.1 million in 2020, plus an additional $188.3 million of cash settlements on commodity derivatives during 2020

•Cash flows from operations of $331.7 million in 2020

•Proved reserves of 122.6 MMBoe at December 31, 2020, as estimated by our third-party reserve engineers under SEC guidelines

Impacts of COVID-19 Pandemic and Economic Environment
The novel coronavirus disease (COVID-19) and efforts to mitigate the spread of the disease have created unprecedented challenges for our industry, including a drastic decline in demand for crude oil. In addition, in March 2020, members of OPEC failed to agree on production levels which led to a substantial decrease in oil prices and an increasingly volatile market. The oil price war ended in April 2020, with a deal to cut global petroleum output but did not go far enough to offset the impact of COVID-19 on demand. As a result of lower demand caused by the COVID-19 pandemic and the oversupply of crude oil, spot and future prices of crude oil fell to historic lows during the second quarter of 2020 and remained depressed through much of 2020. Operators in the Williston Basin responded by significantly decreasing drilling and completion activity, and by shutting in or curtailing production from a significant number of producing wells.

As a result of these factors, we reduced our 2020 developmental capital spending to $162.8 million, a reduction of 56% compared to our developmental capital expenditures in 2019. Our 2020 production was significantly lower than originally expected due to actions by many of our operating partners to shut-in or curtail production and defer development plans as a result of the low commodity price environment. We estimate that curtailments, shut-ins and delayed well completions reduced our average daily production by approximately 16,800 Boe per day in the second quarter of 2020 and by approximately 11,000 Boe per day in the third quarter of 2020. We estimate that curtailments and shut-ins reduced our average daily production by approximately 4,200 Boe per day in the fourth quarter of 2020. Conditions have improved with the recovery of commodity prices in late 2020 and early 2021, but operators’ decisions on these matters are evolving rapidly, and it remains difficult to predict the future effects on our company and its business. However, we expect that our cash flow from operations and borrowing availability under our revolving credit facility will allow us to meet our liquidity needs for at least the next twelve 12 months.

As a result of low commodity prices during 2020, we incurred a full-cost ceiling test impairment charge of $1,066.7 million for the year ended December 31, 2020. Depending on future commodity price levels, the trailing twelve-month average price used in the ceiling calculation may decline, which could cause additional future write downs of our oil and natural gas properties. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analysis in future periods. Any ceiling test impairment charge would be non-cash in nature and should not impact any covenants under our various debt instruments.

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

Reverse Stock Split

On September 18, 2020, we effected a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). References to numbers of shares of common stock and per share data have been adjusted to reflect the Reverse Stock Split on a retroactive basis. See Note 5 to our financial statements for further information.

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

•Gain (loss) on commodity derivatives, net.  We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in the prices of oil and gas.  Gain (loss) on commodity derivatives, net is comprised of (i) cash gains and losses we recognize on settled commodity derivatives during the period, and (ii) non-cash mark-to-market gains and losses we incur on commodity derivative instruments outstanding at period-end.

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

•Depreciation, depletion, amortization and accretion.  Depreciation, depletion, amortization and accretion includes the systematic expensing of the capitalized costs incurred to acquire, explore and develop oil and natural gas properties. As a full cost company, we capitalize all costs associated with our development and acquisition efforts and allocate these costs to each unit of production using the units-of-production method. Accretion expense relates to the passage of time of our asset retirement obligations.

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

•Impairment expense. Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment expense or non-cash writedown is required.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX and the sales prices we receive for our oil production.  Our oil price differential to the NYMEX benchmark price during 2020 was $6.63 per barrel, as compared to $6.28 per barrel in 2019.  Fluctuations in our oil price differential are due to several factors such as takeaway capacity relative to production levels in the Williston Basin, regional storage capacity, and seasonal refinery maintenance temporarily depressing crude demand.

As described in “Item 1A. Risk Factors,” DAPL is subject to ongoing litigation and regulatory review that could threaten its continued operation. During any period that DAPL is forced to shut down, we would expect our average oil price differential to increase, although it is difficult to predict with any precision what effect this would have.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in oil prices that can substantially impact the level of drilling activity in the Williston Basin.  Generally, higher oil prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower oil prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant. During 2020, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $7.5 million, compared to $8.0 million for the wells we elected to participate in during 2019.

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

During the first half of 2020, the oil and natural gas industry witnessed an abrupt and significant decline in oil prices from $63.00 per Bbl in early January to an average of $27.95 per Bbl during the second quarter of 2020. This sudden decline in oil prices was attributable to two primary factors: (1) the precipitous decline in global oil demand resulting from the worldwide spread of COVID-19 and (2) a sudden, unexpected increase in global oil supply resulting from actions initiated by Saudi Arabia to increase its oil production to world markets following the failure of efforts by members of OPEC+ to agree on coordinated production cuts in March 2020. The OPEC price war ended in April 2020, with a deal to cut global petroleum output but did not go far enough to offset the dramatic negative impact of COVID-19 on demand. Oil prices improved since the second quarter of 2020, but the general outlook for commodity prices and the oil and natural gas industry remains uncertain, and we anticipate ongoing volatility.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows.  The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2020, 2019 and 2018.

	December 31,
	2020	2019	2018
Average NYMEX Prices(1)
Oil (per Bbl)	$39.24	$57.02	$64.95
Natural Gas (per Mcf)	2.01	2.56	3.16
________________________

(1)Based on average NYMEX closing prices.

The average 2020 NYMEX pricing was $39.24 per barrel of oil or 31% lower than the average NYMEX price per barrel in 2019, which was partially offset by a $16.16 per barrel of oil increase in settled derivatives in 2020 as compared to 2019. Our average 2020 realized oil price per barrel after reflecting settled derivatives was $52.69 compared to $54.66 in 2019. Our 2020 realized gas price per Mcf was $1.14 compared to $1.60 in 2019, which was primarily driven by lower NYMEX pricing for both natural gas and natural gas liquids gas gathering as well as processing constraints in the Williston Basin. Recent construction projects have greatly expanded processing capacity within the basin as well as a significant new natural gas liquids pipeline. However, continued expansion of gathering systems in our basin will likely be required to fully harness these new systems and to improve long-term pricing realizations.

We employ a hedging program that mitigates the risk associated with fluctuations in commodity prices. The following tables reflect the weighted average price of open commodity price swap derivative contracts as of December 31, 2020, by year with associated volumes.

Weighted Average Price of Open Oil Swap Contracts
Year	Volumes (Bbl)	Weighted Average Price ($)
2021(1)	7,545,124	55.06
2022(2)	816,250	50.49
___________
(1)We have entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 3.1 million barrels for 2022 are exercisable on or about December 31, 2021. If the counterparties exercise all such options, the notional volume of our existing crude oil derivative contracts will increase by 3.1 million barrels at a weighted average price of $52.68 per barrel for 2022.
(2)We have entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 1.5 million barrels for 2023 are exercisable on or about December 31, 2022. If the counterparties exercise all such options, the notional volume of our existing crude oil derivative contracts will increase by 1.5 million barrels at a weighted average price of $47.98 per barrel for 2023.

From time to time, we also hedge our oil basis differential to mitigate price risk associated with fluctuations in takeaway capacity. As of December 31, 2020, we have hedged approximately 1.5 million barrels for 2021 at a weighted average price of $(2.39) per barrel. See Note 12 to our financial statements.

Weighted Average Price of Open Natural Gas Swap Contracts
Year	Volumes (MMBtu)	Weighted Average Price ($)
2021	13,000,000	2.50
2022	3,650,000	2.61

Results of Operations for 2020, 2019 and 2018

The following table sets forth selected operating data for the periods indicated.  Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Years Ended December 31,
	2020	2019	2018
Net Production:
Oil (Bbl)	9,361,138	11,325,418	7,790,182
Natural Gas and NGLs (Mcf)	16,473,287	16,590,774	9,224,766
Total (Boe)	12,106,686	14,090,547	9,327,643

Net Sales (in thousands):
Oil Sales	$305,249	$574,616	$450,149
Natural Gas and NGL Sales	18,802	26,601	43,760
Gain (Loss) on Settled Commodity Derivatives	188,264	44,377	(22,886)
Gain (Loss) on Unsettled Commodity Derivatives	39,878	(173,214)	207,892
Other Revenue	17	21	9
Total Revenues	552,210	472,402	678,924

Average Sales Prices:
Oil (per Bbl)	$32.61	$50.74	$57.78
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	20.08	3.92	(2.94)
Oil Net of Settled Oil Derivatives (per Bbl)	52.69	54.66	54.84

Natural Gas and NGLs (per Mcf)	1.14	1.60	4.74
Effect of Gain (Loss) on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.02	—	—
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	1.16	1.60	4.74

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	26.77	42.67	52.95
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	15.55	3.15	(2.45)
Realized Price on a Boe Basis Including Settled Commodity Derivatives	42.32	45.82	50.50

Operating Expenses (in thousands):
Production Expenses	$116,336	$118,899	$66,646
Production Taxes	29,783	57,771	45,302
General and Administrative Expenses	18,546	23,624	14,568
Depletion, Depreciation, Amortization and Accretion	162,120	210,201	119,780

Costs and Expenses (per Boe):
Production Expenses	$9.61	$8.44	$7.15
Production Taxes	2.46	4.10	4.86
General and Administrative Expenses	1.53	1.68	1.56
Depletion, Depreciation, Amortization and Accretion	13.39	14.92	12.84

Net Producing Wells at Period-End	475.1	458.7	325.1

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes.  In 2020, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, decreased 46% from 2019, driven by a 14% decrease in production volumes coupled with a 37% decrease in realized prices, excluding the effect of settled commodity derivatives. The lower average realized price in 2020 as compared to 2019 was principally driven by lower average NYMEX oil and natural gas prices. The lower NYMEX oil prices were also affected by a higher average oil price differential in 2020 as compared to 2019.  The oil price differential during 2020 averaged $6.63 per barrel, as compared to $6.28 per barrel in 2019.

In 2019, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, increased 22% from 2018, driven primarily by a 51% increase in production levels offset by a 19% decrease in realized price, excluding the effect of settled derivatives. The lower average realized price in 2019 as compared to 2018 was principally driven by lower average NYMEX oil and natural gas prices, and gas gathering and processing constraints in the Williston Basin that lowered realized gas prices. The lower NYMEX oil prices were partially offset by a lower average oil price differential in 2019 as compared to 2018. The oil price differential during 2019 averaged $6.28 per barrel, as compared to $7.12 per barrel in 2018.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Our acquisition program is a significant driver of our net well additions in certain years. Curtailments, shut-ins and completion delays due to the significant decline in commodity prices drove our 14% decrease in production levels in 2020 as compared to 2019, more than offsetting additions from acquisitions and new wells brought online. See “Impacts of COVID-19 Pandemic and Economic Environment” above. During 2019, our substantial acquisition activities (see Note 3 to our financial statements) combined with increased development activity and improved performance from enhanced completion techniques helped drive an increase in production levels as compared to 2018. In 2019, the number of net wells we added to production (excluding acquisitions) increased by 38% as compared to 2018. The higher number of new well completions and per well productivity improvements drove the 51% increase in production as compared to 2018. Our production for each of the last three years is set forth in the following table:

	Year Ended December 31,
	2020	2019	2018
Production:
Oil (Bbl)	9,361,138	11,325,418	7,790,182
Natural Gas and NGL (Mcf)	16,473,287	16,590,774	9,224,766
Total (Boe)(1)	12,106,686	14,090,547	9,327,643

Average Daily Production:
Oil (Bbl)	25,577	31,029	21,343
Natural Gas and NGL (Mcf)	45,009	45,454	25,273
Total (Boe)(1)	33,078	38,604	25,555
__________________________________
(1)Natural gas and NGLs are converted to Boe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production.  Our gain (loss) on commodity derivatives, net was a gain of $228.1 million in 2020, compared to a loss of $128.8 million in 2019, and a gain of $185.0 million in 2018.  Gain (loss) on commodity derivatives, net is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For 2020, we realized a gain on settled commodity derivatives of $188.3 million, compared to a $44.4 million gain in 2019 and a $22.9 million loss in 2018.  The percentage of oil production hedged under our derivative contracts was 104%, 76%, and 64% in 2020, 2019, and 2018, respectively. The weighted average oil price on our settled commodity derivative contracts in 2020, 2019, and 2018 was $58.04, $61.51, and $59.27, respectively. Our average realized price (including all commodity derivative cash settlements) in 2020 was $42.32 per Boe compared to $45.82 per Boe in 2019, and $50.50 per Boe in 2018.  The gain (loss) on settled commodity derivatives increased our average realized price per Boe by $15.55 in 2020, increased our average realized price per Boe by $3.15 in 2019 and decreased our average realized price per Boe by $2.45 in 2018.

Unsettled commodity derivative gains and losses was a gain of $39.9 million in 2020 compared to a loss of $173.2 million in 2019 and a gain of $207.9 million in 2018.  Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives.  Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date.  At December 31, 2020, all of our derivative contracts are recorded at their fair value, which was a net asset of $33.7 million, an increase of $38.9 million from the $5.2 million net liability recorded as of December 31, 2019.  The increase in the net asset at December 31, 2020 as compared to December 31, 2019 was primarily due to changes in forward oil prices relative to prices on our open oil derivative contracts since December 31, 2019.  Our open oil derivative contracts are summarized in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $116.3 million in 2020 compared to $118.9 million in 2019 and $66.6 million in 2018.  On a per unit basis, production expenses increased 14% from $8.44 per Boe in 2019 to $9.61 per Boe in 2020 due primarily to fixed costs related to shut-in and/or curtailed production as well as higher per unit costs for processing.   On an absolute dollar basis, the 2% decrease in our production expenses in 2020 compared to 2019 was primarily due to a 14% decrease in production offset by a 14% increase in per unit costs.  On a per unit basis, our production expenses increased from $7.15 per Boe in 2018 to $8.44 per Boe in 2019 due primarily to fixed costs related to shut-in and/or curtailed production as well as higher per unit costs for processing and saltwater disposal charges.  On an absolute dollar basis, our production expenses in 2019 were 78% higher when compared to 2018 due primarily to a 51% increase in production and the 18% increase in per unit costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $29.8 million in 2020 compared to $57.8 million in 2019 and $45.3 million in 2018.  As a percentage of oil and natural gas sales, our production taxes were 9.2%, 9.6% and 9.2% in 2020, 2019 and 2018, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales. Oil sales are taxed at a higher rate than gas sales.

General and Administrative Expenses

General and administrative expenses were $18.5 million for 2020 compared to $23.6 million for 2019 and $14.6 million for 2018. The decrease in 2020 compared to 2019 was primarily due to a $4.1 million reduction in compensation expense, primarily due to lower non-cash share-based compensation and a decrease in cash severance charges incurred with the departure of an executive officer during the fourth quarter of 2019. Additionally, the decrease in 2020 compared to 2019 was due in part to a reduction in professional fees of $1.0 million.

General and administrative expenses in 2019 as compared to 2018 were higher primarily due to a $5.7 million increase in compensation expense, $4.1 million of which was an increase in non-cash share-based compensation, due in part to additions to our executive team that occurred late in the second quarter of 2018 and the timing of our 2018 and 2019 performance-based equity awards. The increase in 2019 was also due to a $0.8 million cash severance charge incurred with the departure of an executive officer during the fourth quarter of 2019 and $1.8 million in legal and advisory fees incurred in 2019 in connection with the VEN Bakken Acquisition.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $162.1 million in 2020 compared to $210.2 million in 2019 and $119.8 million in 2018.  Depletion expense, the largest component of DD&A, was $13.27 per Boe in 2020 compared to $14.84 per Boe in 2019 and $12.75 per Boe in 2018.  The aggregate decrease in depletion expense for 2020 compared to 2019 was driven by a 14% decrease in production levels and a 11% decrease in the depletion rate per Boe. The 2020 depletion rate per Boe was lower due to the impact of impairments in 2020. The aggregate increase in depletion expense for 2019 compared to 2018 was driven by a 51% increase in production levels and a 16% increase in the depletion rate per Boe. The 2019 depletion rate per Boe was higher due to an increase in well costs and the impact of acquisitions in 2019.  The following table summarizes DD&A expense per Boe for 2020, 2019 and 2018:

	Year Ended December 31,				Year Ended December 31,
	2020	2019	Change	Change	2019	2018	Change	Change
Depletion	$13.27	$14.84	$(1.57)	(11)%	$14.84	$12.75	$2.09	16%
Depreciation, Amortization, and Accretion	0.12	0.08	0.04	50%	0.08	0.12	(0.04)	(33)%
Total DD&A expense	$13.39	$14.92	$(1.53)	(10)%	$14.92	$12.87	$2.05	16%

Impairment of Oil and Natural Gas Properties

As a result of low commodity prices and their effect on the proved reserve values of our properties, we recorded a non-cash ceiling test impairment of $1,066.7 million in 2020. We did not record any impairment of our proved oil and gas properties in 2019 or 2018. The impairment charge affected our reported net income but did not reduce our cash flow.

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

Interest Expense

Interest expense, net of capitalized interest, was $58.5 million in 2020 compared to $79.2 million in 2019 and $86.0 million in 2018.  The decrease in interest expense for 2020 as compared to 2019 was primarily due to a reduction in our outstanding debt balance during 2020 and lower interest rates on our Revolving Credit Facility. The decrease in interest expense for 2019 as compared to 2018 was primarily due to lower interest rates on our Revolving Credit Facility compared to our prior term loan facility, which was retired in October 2018.

Loss on the Extinguishment of Debt

    As a result of a series of exchange transactions of our Second Lien Notes (see Note 4 to our financial statements), we recorded a loss on the extinguishment of debt of $3.7 million for the year ended December 31, 2020 based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof. During 2019, we recorded a loss on extinguishment of debt of $23.2 million as a result of early redemptions of our Second Lien Notes (see Note 4 to our financial statements), based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof. During 2018, we recorded a loss on extinguishment of debt of $173.4 million as a result of early redemptions of our prior senior unsecured notes and our prior term loan facility.

Debt Exchange Derivative Gain (Loss)

    We incurred debt exchange derivative liabilities during 2018 in connection with certain exchange transactions with respect to previously outstanding senior unsecured notes. During the years ended December 31, 2019 and 2018, we recorded a debt exchange derivative liability gain of $1.4 million and loss of $0.6 million, respectively, due to the change in the fair value of these liabilities. As of December 31, 2019, there were no remaining outstanding debt exchange derivative liabilities, and as a result there were no associated gains or losses during 2020.

Contingent Consideration Gain (Loss)

    We incurred contingent consideration liabilities during 2018 in connection with certain acquisitions of oil and gas properties that closed in 2018. During the years ended December 31, 2019 and 2018, we recorded contingent consideration losses of $29.5 million and $29.0 million, respectively, due to the change in the fair value of these liabilities. As of December 31, 2019, there were no remaining outstanding contingent consideration liabilities, and as a result there were no associated gains or losses during 2020.

Income Tax Benefit

We recognized income tax benefit of $0.2 million, zero, and $0.1 million in 2020, 2019, and 2018, respectively. The effective tax rate was zero in each of 2020, 2019, and 2018, due to our full valuation allowance on our deferred tax assets. In 2020 and 2018, the tax benefits recognized related to the utilization of our alternative minimum tax credit as a result of favorable tax incentives. We have recorded a valuation allowance against effectively all of our net deferred tax assets due to uncertainty regarding their realization.

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

Non-GAAP Financial Measures

Adjusted Net Income and Adjusted EBITDA are non-GAAP measures. Net income (loss) is the most directly comparable GAAP measure for both Adjusted Net Income and Adjusted EBITDA, and tabular reconciliations for these measures are included below. We recorded a net loss of $906.0 million (representing $21.55 per diluted share) for 2020, compared to a net loss of $76.3 million (representing $2.00 per diluted share) for 2019 and net income of $143.7 million (representing $6.07 per diluted share) for 2018.

We define Adjusted Net Income (Loss) as net income (loss) excluding (i) unrealized (gain) loss on unsettled commodity derivatives, net of tax, (ii) financing expense, net of tax, (iii) impairment of other current assets, net of tax, (iv) write-off of debt issuance costs, net of tax, (v) loss on the extinguishment of debt, net of tax, (vi) debt exchange derivative (gain) loss, net of tax, (vii) contingent consideration loss, net of tax, (viii) acquisition transaction costs, net of tax, (ix) impairment expense, net of tax, and (x) loss on unsettled interest rate derivatives, net of tax.  Our Adjusted Net Income for 2020 was $96.0 million (representing $1.82 per diluted share) as compared to Adjusted Net Income for 2019 of $120.9 million (representing $3.06 per diluted share) and Adjusted Net Income of $140.7 million (representing $5.94 per diluted share) for 2018. The decrease in Adjusted Net Income in 2020 compared to 2019 was primarily due to lower realized commodity prices (after the effect of settled derivatives), lower production volumes and increased per unit production expenses, which were partially offset by lower interest costs. The increase in Adjusted Net Income in 2019 compared to 2018 was primarily due to significantly higher production volumes as a result of our acquisitions and organic growth and lower interest costs, partially offset by increased per unit expenses and lower realized commodity prices (after the effect of settled derivatives).

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income taxes, (iii) depreciation, depletion, amortization, and accretion, (iv) (gain) loss on unsettled commodity derivatives, (v) non-cash stock based compensation expense, (vi) write-off of debt issuance costs, (vii) loss on the extinguishment of debt, (viii) impairment of other current assets, (ix) debt exchange derivative (gain) loss, (x) contingent consideration loss, (xi) financing expense, (xii) impairment expense, (xiii) (gain) loss on unsettled interest rate derivatives, and (xiv) cash severance expense.  Adjusted EBITDA for 2020 was $351.8 million, compared to Adjusted EBITDA of $454.2 million in 2019 and $349.3 million in 2018.  The decrease in Adjusted EBITDA in 2020 as compared to 2019 was primarily due to lower production volumes, higher per unit production expenses, and lower realized commodity prices (after the effect of settled derivatives).  The increase in Adjusted EBITDA in 2019 as compared to 2018 was primarily due to significantly higher production volumes as a result of our acquisitions and organic growth, partially offset by increased per unit expenses and lower realized commodity prices (after the effect of settled derivatives).

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

Reconciliation of Adjusted Net Income

	Years Ended December 31,
(In thousands, except share and per share data)	2020	2019	2018
Net Income (Loss)	$(906,041)	$(76,318)	$143,689
Add:
Impact of Selected Items:
(Gain) Loss on Unsettled Commodity Derivatives	(39,878)	173,214	(207,892)
Impairment Expense	1,066,668	—	—
Financing Expense	—	1,447	884
Impairment of Other Current Assets	—	6,398	—
Write-off of Debt Issuance Costs	1,543	—	—
Loss on the Extinguishment of Debt	3,718	23,187	173,430
Debt Exchange Derivative (Gain) Loss	—	(1,390)	598
(Gain) Loss on Unsettled Interest Rate Derivatives	1,019	—	—
Contingent Consideration Loss	169	29,512	28,968
Acquisition Transaction Costs	—	1,763	—
Selected Items, Before Income Taxes	1,033,240	234,130	(4,012)
Income Tax of Selected Items(1)	(31,164)	(36,898)	983
Selected Items, Net of Income Taxes	1,002,076	197,232	(3,029)

Adjusted Net Income	$96,035	$120,914	$140,660

Weighted Average Shares Outstanding – Basic	42,744,639	38,708,460	23,620,646
Weighted Average Shares Outstanding – Diluted	52,659,217	39,482,135	23,677,391

Net Income (Loss) Per Common Share – Basic	$(21.20)	$(1.97)	$6.08
Add:
Impact of Selected Items, Net of Income Taxes	23.45	5.09	(0.12)
Adjusted Net Income Per Common Share – Basic	$2.25	$3.12	$5.95

Net Income (Loss) Per Common Share – Diluted	$(17.21)	$(1.93)	$6.07
Add:
Impact of Selected Items, Net of Income Taxes	19.03	4.99	(0.13)
Adjusted Net Income Per Common Share – Diluted	$1.82	$3.06	$5.94
_______________
(1)The 2020 column represents a tax impact using an estimated tax rate of 24.5% and includes an adjustment of $222.0 million for changes in our valuation allowance. The 2019 column represents a tax impact using an estimated tax rate of 24.5% and includes an adjustment of $20.5 million for changes in our valuation allowance. The 2018 column represents a tax impact using an estimated tax rate of 24.5% and does not include any adjustments for changes in our valuation allowance.

Reconciliation of Adjusted EBITDA

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net Income (Loss)	$(906,041)	$(76,318)	$143,689
Add:
Interest Expense	58,503	79,229	86,005
Income Tax Provision (Benefit)	(166)	—	(55)
Depreciation, Depletion, Amortization and Accretion	162,120	210,201	119,780
Impairment of Other Current Assets	—	6,398	—
Non-Cash Stock-Based Compensation	4,119	7,955	3,876
Write-off of Debt Issuance Costs	1,543	—	—
Loss on the Extinguishment of Debt	3,718	23,187	173,430
Debt Exchange Derivative (Gain) Loss	—	(1,390)	598
Contingent Consideration Loss	169	29,512	28,968
Financing Expense	—	1,447	884
Cash Severance Expense	—	759	—
(Gain) Loss on Unsettled Interest Rate Derivatives	1,019	—	—
(Gain) Loss on Unsettled Commodity Derivatives	(39,878)	173,214	(207,892)
Impairment Expense	1,066,668	—	—
Adjusted EBITDA	351,774	454,193	349,283

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

As of December 31, 2020, we had outstanding debt consisting of $532.0 million of borrowings under our Revolving Credit Facility, $287.8 million aggregate principal amount of our 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”) and $130.0 million aggregate principal amount under our 6.0% Senior Unsecured Promissory Note due 2022 (the “Unsecured VEN Bakken Note”). We had $129.4 million in liquidity as of December 31, 2020, consisting of $128.0 million of borrowing availability under the Revolving Credit Facility and $1.4 million of cash on hand.

Subsequent to the end of 2020, in February 2021, we entered into an agreement to acquire producing natural gas properties in the Appalachian Basin from Reliance Marcellus, LLC (the “Reliance Acquisition”), which we anticipate will close in April 2021. In February 2021, we also completed a number of significant financing transactions, including:

•a common stock offering with estimated net proceeds of $132.4 million, which is primarily intended to finance a portion of the cash purchase price for the pending Reliance Acquisition;

•the issuance of $550.0 million in aggregate principal amount of new 8.125% senior unsecured notes due 2028 (the “2028 Notes”), with estimated net proceeds of $537.0 million that are primarily intended to refinance the Second Lien Notes, refinance the Unsecured VEN Bakken Note, fund any remaining cash purchase price for the pending Reliance Acquisition, and repay borrowings under the Revolving Credit Facility;

•fully repaid and retired the Unsecured VEN Bakken Note; and

•redeemed and retired $272.1 million in aggregate principal amount of our Second Lien Notes pursuant to a cash tender offer, leaving $15.7 million in aggregate principal amount of Second Lien Notes remaining outstanding immediately thereafter.

See Note 14 to our financial statements for further details regarding the pending Reliance Acquisition and the February 2021 financing transactions described above.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 77% and 80% of our total production volumes in 2020 and 2019, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in the price of crude oil with respect to a portion of our expected oil production. For the years ended 2020 and 2019, we hedged approximately 104% and 76% of our crude oil production, respectively. For a summary as of December 31, 2020, of our open commodity swap contracts for future periods, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below.

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

Our recent capital commitments have been to fund acquisitions and development of oil and natural gas properties. We expect to fund our near-term capital requirements and working capital needs with cash flows from operations and available borrowing capacity under our Revolving Credit Facility.  Our capital expenditures could be curtailed if our cash flows decline from expected levels.  Because production from existing oil and natural gas wells declines over time, reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future.

Working Capital

Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, collection of receivables, expenditures related to our development and production operations and the impact of our outstanding derivative instruments.

At December 31, 2020, we had a working capital deficit of $56.8 million, compared to a deficit of $70.4 million at December 31, 2019.  Current assets decreased by $7.4 million and current liabilities decreased by $21.0 million at December 31, 2020, compared to December 31, 2019.  The decrease in current assets in 2020 as compared to 2019 is primarily due to a decrease of $37.3 million in accounts receivable primarily due to our lower production levels and reduced commodity prices and a lower cash balance, which was partially offset by an increase of $45.7 million in our derivative instruments, due to the change in fair value as a result of oil price projections.  The change in current liabilities in 2020 as compared to 2019 is primarily due to a decrease of $75.3 million in accounts payable and accrued expenses primarily as a result of reduced development activity and an $8.2 million decrease in derivative instruments as a result of forward oil price changes, which was partially offset by the current maturity of our first Unsecured VEN Bakken Note payment of $65.0 million that was paid on January 4, 2021. Additionally, our accrued interest was reduced by $3.3 million as a result of lower levels of debt outstanding in 2020 as compared to 2019.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital.  Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility.  The Company typically enters into commodity derivative transactions covering a substantial, but varying, portion of its anticipated future oil and gas production for the next 12 to 24 months. As of December 31, 2020, we had entered into oil derivative swap contracts hedging 7.5 million barrels of oil in 2021 at an average price of $55.06 per barrel and 0.8 million barrels of oil in 2022 at an average price per barrel of $50.49. In addition, we had entered into natural gas derivative swap contracts hedging 13.0 million MMbtu in 2021 at an average price of $2.50 per MMbtu, and 3.7 million MMbtu in 2022 at an average price of $2.61 per MMbtu. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Our cash flows for the years ended December 31, 2020, 2019 and 2018 are presented below:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net Cash Provided by Operating Activities	$331,685	$339,750	$244,262
Net Cash Used for Investing Activities	(283,926)	(569,128)	(474,519)
Net Cash Provided by (Used for) Financing Activities	(62,399)	243,088	130,431
Net Change in Cash	$(14,640)	$13,710	$(99,826)

Cash Flows from Operating Activities

Net cash provided by operating activities in 2020 was $331.7 million, compared to $339.7 million in 2019. This decrease was driven by a 14% year-over-year reduction in production levels and an 8% decrease in realized prices (including the effect of settled derivatives), which was partially offset by lower interest costs. Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the year ended December 31, 2020 was an increase of $34.1 million compared to a decrease of $37.5 million in 2019. The increase in net cash provided by operating activities in 2019 was due to a 51% year-over-year increase in production levels and lower interest costs, which was partially offset by a 9% decrease in realized prices (including the effect of settled derivatives) compared to 2018.

Cash Flows from Investing Activities

We had cash flows used in investing activities of $283.9 million, $569.1 million and $474.5 million during the years ended December 31, 2020, 2019 and 2018, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  The year-over-year decrease in cash used in investing activities in 2020 was attributable to lower development spending as a result of the lower commodity price environment and our VEN Bakken acquisition that closed in 2019. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $88.6 million and $161.7 million at December 31, 2020 and 2019, respectively, with the reduction due to decreased activity in our core development areas. The year-over-year increase in cash used in investing activities in 2019 was attributable to higher development spending and the VEN Bakken acquisition, when compared to 2018. During 2020, 2019 and 2018 we added 17.8, 43.0 and 31.2 net wells to production, respectively, in each case excluding already producing wells from acquisitions.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred.  As a result, our actual cash spending is not always reflective of current levels of development activity.  For instance, during the year ended December 31, 2020, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g. drilling and completion costs, acquisitions, and other capital expenditures) amounted to $213.9 million, while the actual cash spend in this regard amounted to $283.6 million.

Development and acquisition activities are discretionary.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the years ended December 31, 2020, 2019 and 2018 are summarized in the following table:

	Year Ended December 31,
(In millions)	2020	2019	2018
Drilling and Development Capital Expenditures	$235.4	$337.5	$216.0
Acquisition of Oil and Natural Gas Properties	47.0	229.0	257.8
Other Capital Expenditures	1.2	1.3	0.7
Total	$283.6	$567.8	$474.5
Cash Flows from Financing Activities

Net cash (used for) provided by financing activities was $(62.4) million, $243.1 million and $130.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.  The cash used for financing activities in 2020 was primarily related to a net decrease in borrowings of $48.0 million on our Revolving Credit Facility and repurchases of $13.5 million of aggregate principal amount of our Second Lien Notes (See Note 4 to our financial statements)

The cash provided by financing activities in 2019 was primarily related to a net increase in borrowings of $440.0 million on our Revolving Credit Facility and $70.9 million for the issuance of preferred stock which was partially offset by repayments of our Second Lien Notes of $227.5 million in connection with a prior refinancing transaction (See Note 4 to our financial statements). Additionally, we repurchased $15.1 million of common stock and spent $12.2 million in fees in connection with debt financing transactions in 2019. The cash provided by financing activities in 2018 was primarily related to $141.7 million in equity offerings, as well as a net increase in borrowings of $40.0 million on our Revolving Credit Facility. Additionally, we repurchased $22.2 million of common stock and spent $26.6 million in fees in connection with debt financing transactions in 2018.

Revolving Credit Facility

In November 2019, we entered into a revolving credit facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto (the “Revolving Credit Facility”), which amended and restated our existing revolving credit facility that was entered into on October 5, 2018. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of December 31, 2020, the Revolving Credit Facility had a borrowing base of $660.0 million and we had $532.0 million of borrowings outstanding under the facility, leaving $128.0 million in available borrowing capacity. See Note 4 and Note 14 to our financial statements for further details regarding the Revolving Credit Facility.

Second Lien Notes due 2023

As of December 31, 2020, we had $287.8 million in outstanding principal amount of our 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”). See Note 4 and Note 14 to our financial statements for further details regarding the Second Lien Notes.

Unsecured VEN Bakken Note

As of December 31, 2020, we had $130.0 million in outstanding principal amount under the Unsecured VEN Bakken Note. See Note 4 and Note 14 to our financial statements for further details regarding the Unsecured VEN Bakken Note.

Series A Preferred Stock

As of December 31, 2020, we had 2.2 million outstanding shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), having an aggregate liquidation preference of $221.9 million. See Note 5 to our financial statements for further details regarding the Series A Preferred Stock.

2021 Capital Expenditure Budget

Our board of directors has approved a capital expenditure budget for calendar year 2021.  However, the amount, timing and allocation of capital expenditures are largely discretionary and subject to change based on a variety of factors.  If oil, NGL and natural gas prices decline below our acceptable levels, or costs increase above our acceptable levels, we may choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow.  We may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive.  We will carefully monitor and may adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing and joint venture opportunities, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, reduction of service costs, contractual obligations, internally generated cash flow and other factors both within and outside our control.  For additional information on the impact of changing prices and market conditions on our financial position, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Contractual Obligations and Commitments

The following table summarizes our obligations and commitments at December 31, 2020 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

	Payment due by Period (In thousands)
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office Leases(1)	$340	$—	$—	$—	$340
Long Term Debt(2)	65,000	352,755	532,000	—	949,755
Cash Interest Expense on Debt(3)	43,872	66,606	13,855	—	124,333
Total	$109,212	$419,361	$545,855	$—	$1,074,428
_______________________

(1)Office leases through 2021
(2)Revolving Credit Facility, Second Lien Notes and Unsecured VEN Bakken Note (see Note 4 to our financial statements)
(3)Cash interest on our Revolving Credit Facility, Second Lien Notes and Unsecured VEN Bakken Note are estimated assuming no principal repayment until the due date.

The above contractual obligations schedule does not include future anticipated settlement of derivative contracts or estimated amounts expected to be incurred in the future associated with the abandonment of our oil and natural gas properties, as we cannot determine with accuracy the amount and/or timing of such payments.

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

Use of Estimates

The preparation of financial statements under GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our estimates of our proved oil and natural gas reserves, future development costs, estimates relating to certain oil and natural gas revenues and expenses, and fair value of derivative instruments are the most critical to our financial statements.

Oil and Natural Gas Reserves

The determination of depreciation, depletion and amortization expense as well as impairments that are recognized on our oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves attributable to our properties.  Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment.  For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of oil and natural gas and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change.  Approximately 31% of our proved oil and gas reserve volumes are categorized as proved undeveloped reserves. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserve, future cash flows from our reserves, and future development of our proved undeveloped reserves.

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

External petroleum engineers independently estimated all of the proved reserve quantities included in our financial statements, and were prepared in accordance with the rules promulgated by the SEC. In connection with our external petroleum engineers performing their independent reserve estimations, we furnish them with the following information that they review: (1) technical support data, (2) technical analysis of geologic and engineering support information, (3) economic and production data and (4) our well ownership interests. The third-party independent reserve engineers, Cawley, Gillespie & Associates, Inc., evaluated 100% of our estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2020.

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

Capitalized amounts except unproved costs are depleted using the units of production method.  The depletion expense per unit of production is the ratio of the sum of our unamortized historical costs and estimated future development costs to our proved reserve volumes.  Estimation of hydrocarbon reserves relies on professional judgment and use of factors that cannot be precisely determined.  Subsequent reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting periods.  For the year ended December 31, 2020, our average depletion expense per unit of production was $13.27 per Boe.

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

At December 31, 2020, we performed an impairment review using prices that reflect an average of 2020’s monthly prices as prescribed pursuant to the SEC’s guidelines.  For the year ended December 31, 2020, we recorded a $1,066.7 million full cost impairment expense. For the years ended 2019 and 2018, we did not record any full cost impairment expense. If a low price environment reoccurs, we might be required to further write down the value of our oil and gas properties.  In addition, capitalized ceiling impairment charges may occur if estimates of proved reserves are substantially reduced or estimates of future development costs increase significantly.  See “Item 2. Properties” for a discussion of our reserve estimation assumptions.

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

All derivative positions are carried at their fair value in the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to gain (loss) on derivative instruments, net on the statements of operations rather than as a component of accumulated other comprehensive income or other income (expense).  The resulting cash flows from derivatives are reported as cash flows from operating activities. See Note 12 to our financial statements for a description of the derivative contracts.

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

We enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to commodity price volatility.  All derivative positions are carried at their fair value in the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to gain (loss) on derivative instruments, net on the statements of operations rather than as a component of other comprehensive income or other income (expense).

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

The following table summarizes our open oil swap contracts as of December 31, 2020, by fiscal quarter.

Settlement Period	Oil (Barrels)	Weighted Average Price ($)
Swaps-Crude Oil
2021:
Q1	2,190,000	55.66
Q2	1,929,208	56.38
Q3	1,694,410	54.07
Q4	1,731,506	53.80
2022(1):
Q1	472,500	51.47
Q2	113,750	49.14
Q3	115,000	49.14
Q4	115,000	49.14
2023(2):
Q1	—	—
Q2	—	—
Q3	—	—
Q4	—	—
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

(2)We have entered into crude oil derivative contracts that give counterparties the option to extend certain current derivative contracts for additional periods. Options covering a notional volume of 1.5 million barrels for 2023 are exercisable on or about December 31, 2022. If the counterparties exercise all such options, the notional volume of our existing crude oil derivative contracts will increase as follows for 2023: (i) for the first quarter of 2023, by 630,000 barrels at a weighted average price of $49.80 per barrel, (ii) for the second quarter of 2023, by 273,000 barrels at a weighted average price of $46.59 per barrel, (iii) for the third quarter of 2023, by 276,000 barrels at a weighted average price of $46.59 per barrel, and (iv) for the fourth quarter of 2023, by 276,000 barrels at a weighted average price of $46.59 per barrel.

From time to time, we also hedge our oil basis differential to mitigate price risk associated with fluctuations in takeaway capacity. As of December 31, 2020, we have hedged approximately 1.5 million barrels for 2021 at a weighted average price of $(2.39) per barrel. See Note 12 to our financial statements.

The following table summarizes our open natural gas swap contracts as of December 31, 2020, by fiscal quarter.

Contract Period	Gas (MMBTU)	Weighted Average Price ($)
Swaps-Natural Gas
2021:
Q1	3,375,000	$2.47
Q2	3,185,000	2.51
Q3	3,220,000	2.51
Q4	3,220,000	2.51
2022:
Q1	900,000	$2.61
Q2	910,000	2.61
Q3	920,000	2.61
Q4	920,000	2.61

Interest Rate Risk

Our long-term debt as of December 31, 2020 is comprised of borrowings that contain fixed and floating interest rates.  The Second Lien Notes and our Unsecured VEN Bakken Note bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at the base rate or LIBOR, plus an applicable margin. The base rate is a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans ranges from 200 to 300 basis points, in each case depending on the percentage of the borrowing base utilized. Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December. All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of December 31, 2020, we had interest rate swaps with a total notional amount of $200.0 million.

As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at December 31, 2020 would cost us approximately $3.3 million in additional annual interest expense.

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

As of December 31, 2020, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2020.

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our Company’s internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Northern Oil and Gas, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Northern Oil and Gas, Inc. (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 12, 2021, expressed an unqualified opinion on those financial statements.

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
/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 12, 2021

Item 9B. Other Information

None.

PART III
Certain information required by this Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2021 (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2020.  Except for those portions specifically incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

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

Information About Our Executive Officers

Our executive officers, their ages and offices held are as follows:

Name	Age	Positions
Nicholas O’Grady	42	Chief Executive Officer
Chad Allen	39	Chief Financial Officer
Adam Dirlam	37	Chief Operating Officer
Michael Kelly	39	Chief Strategy Officer
Erik Romslo	43	Chief Legal Officer & Secretary
James Evans	37	Executive Vice President and Chief Engineer

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

Michael Kelly has served as our Chief Strategy Officer since February 2021. Prior to that, he served as our Executive Vice President of Finance since January 2020. Prior to joining our company, Mr. Kelly was a Partner at Seaport Global Securities, where he had worked since 2011. Most recently, Mr. Kelly was the Head of E&P Research at Seaport, covering over 30 companies in the exploration and production sector. Prior to Seaport, Mr. Kelly spent over five years working as an energy analyst for Kennedy Capital Management in St. Louis. Mr. Kelly earned his MBA at Washington University’s Olin School of Business and his undergraduate degree from Trinity University in San Antonio and is a CFA charterholder.

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

James Evans has served as our Executive Vice President and Chief Engineer since February 2021. Prior to that, he served as our Senior Vice President of Engineering since January 2020 and as Vice President of Engineering since June 2018, prior to which he had served as the Company’s Reservoir Engineering Manager since 2015. Mr. Evans began his career as a Reservoir Engineer with Cabot Oil & Gas. Between 2009 and 2012 he worked for Cornerstone Natural Resources. More recently Mr. Evans worked for Fidelity Exploration. Mr. Evans holds a BS degree in Petroleum Engineering from Montana Tech.

Item 11.  Executive Compensation

The information appearing under the headings “Executive Compensation” and “Compensation Committee Report,” and the information regarding compensation committee interlocks and insider participation under the heading “Corporate Governance,” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	—	—	908,052
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	908,052

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

(b)            Exhibits:

Exhibit No.	Description	Reference
2.1	Purchase and Sale Agreement, dated April 18, 2019, by and between VEN Bakken, LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2019
2.2	Purchase and Sale Agreement, dated February 3, 2021, between Northern Oil and Gas, Inc. and Reliance Marcellus, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2021
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc. dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc. dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018
3.4	Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
3.5	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 2, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2020
3.6	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 17, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2020
4.1	Description of Northern Oil and Gas, Inc. Capital Stock	Filed herewith
4.2	Form of certificate for the 6.500% Series A Perpetual Cumulative Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
4.3	Indenture, dated May 15, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.50% Senior Secured Second Lien Notes due 2023)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
4.4	First Supplemental Indenture, dated September 18, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
4.5	Second Supplemental Indenture, dated October 5, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018

4.6	Third Supplemental Indenture, dated November 22, 2019, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
4.7	Indenture, dated February 18, 2021, between the Company and Wilmington Trust, National Association, as trustee (including Form of 8.125% Senior Note due 2028)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
4.8	Fourth Supplemental Indenture, dated February 18, 2021, among the Company and Wilmington Trust, National Association, as trustee and collateral agent	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
10.1	Letter Agreement, dated January 2, 2015 by and among Robert B. Rowling, Cresta Investments, LLC, Cresta Greenwood, LLC, TRT Holdings, Inc. and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2015
10.2	Letter Agreement, dated January 25, 2017 by and among TRT Holdings, Inc., Cresta Investments, LLC, Cresta Greenwood, LLC, Robert Rowling, Michael Popejoy, Michael Frantz and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2017
10.3	Amended and Restated Letter Agreement, dated as of May 15, 2018, by and among Robert B. Rowling, Cresta Investments, LLC, Cresta Greenwood, LLC, TRT Holdings, Inc., Bahram Akradi and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.4	Letter Agreement, dated July 21, 2017, by and between Northern Oil and Gas, Inc. and Bahram Akradi	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017
10.5	Registration Rights Agreement, dated as of May 15, 2018, among Northern Oil and Gas, Inc. and the holders party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.6	Registration Rights Agreement, dated as of May 15, 2018, among Northern Oil and Gas, Inc. and TRT Holdings, Inc., Cresta Investments, LLC and Cresta Greenwood, LLC	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.7	Registration Rights Agreement, dated as of May 15, 2018, among Northern Oil and Gas, Inc. and TPG Specialty Lending, Inc., TOP III Finance 1, LLC and TAO Finance 1, LLC	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.8	Registration Right Agreement, dated October 5, 2018, between Northern Oil and Gas, Inc. and RBC Capital, LLC, as representative of the Initial Purchasers	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
10.9	Registration Rights Agreement, dated September 17, 2018, between Pivotal Williston Basin, LP, Pivotal Williston Basin II, LP, and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
10.10	Registration Rights Agreement, dated October 1, 2018, by and between WR Operating LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2018
10.11*	Employment Agreement, dated May 24, 2018, between Northern Oil and Gas, Inc. and Nicholas O’Grady	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2018
10.12*	Amended and Restated Employment Agreement, dated June 1, 2018, between Northern Oil and Gas, Inc. and Erik Romslo	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2018
10.13*	Amended and Restated Employment Agreement, dated June 1, 2018, between Northern Oil and Gas, Inc. and Chad Allen	Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2018
10.14*	Amended and Restated Employment Agreement, dated June 1, 2018, between Northern Oil and Gas, Inc. and Adam Dirlam	Incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2018
10.15*	Employment Agreement, dated December 17, 2019, between Northern Oil and Gas, Inc. and Mike Kelly	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed with the SEC on May 11, 2020

10.16*	Amended and Restated Employment Agreement, dated January 27, 2020, between Northern Oil and Gas, Inc. and James Evans	Filed herewith
10.17*	Northern Oil and Gas, Inc. 2013 Incentive Plan (as amended May 26, 2016)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the SEC on April 22, 2016
10.18*	Form of Restricted Stock Award Agreement (Double Trigger) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2013
10.19*	Form of Restricted Stock Award Agreement (Performance Based) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2018
10.20*	Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
10.21*	Form of Restricted Stock Award Agreement (Time-Based Single Trigger) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.22*	Form of Restricted Stock Award Agreement (Time-Based Double Trigger) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.23*	Form of Restricted Stock Award Agreement (Performance-Based Employees) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.24*	Form of Restricted Stock Award Agreement (Performance-Based Directors) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.25	Senior Unsecured Promissory Note, dated July 1, 2019, by and among Northern Oil and Gas, Inc. and VEN Bakken, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2019
10.26	Second Amended and Restated Credit Agreement, dated November 22, 2019, by and among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
10.27	First Amendment to the Second Amended and Restated Credit Agreement, dated July 8, 2020, by and among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2020
10.28	Second Amendment to the Second Amended and Restated Credit Agreement, dated February 3, 2021, by and among Northern Oil and Gas, Inc. and Wells Fargo Bank, National Association and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2021
10.29	Purchase Agreement, dated February 8, 2021, between Northern Oil and Gas, Inc. and BofA Securities, Inc., as representative of the several initial purchasers listed in Schedule I thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2021
10.30	Exchange Agreement, dated as of February 20, 2020 among Northern Oil and Gas, Inc., TRT Holdings, Inc. and the other signatories thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2021
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith
23.2	Consent of Cawley, Gillespie & Associates, Inc.	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Report of Cawley, Gillespie & Associates	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL	Filed herewith
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORTHERN OIL AND GAS, INC.

Date:	March 12, 2021	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer; Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Nicholas O’Grady	Chief Executive Officer, Principal Executive Officer	March 12, 2021
Nicholas O’Grady

/s/ Chad Allen	Chief Financial Officer, Principal Financial & Accounting Officer	March 12, 2021
Chad Allen

*	Director	March 12, 2021
Bahram Akradi

*	Director	March 12, 2021
Jack King

*	Director	March 12, 2021
Robert Grabb

*	Director	March 12, 2021
Lisa Bromiley

*	Director	March 12, 2021
Roy Easley

*	Director	March 12, 2021
Michael Frantz

*	Director	March 12, 2021
Michael Popejoy

*	Director	March 12, 2021
Stuart Lasher

* Nicholas O’Grady, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

By /s/ Nicholas O’Grady Nicholas O’Grady Attorney-in-fact

NORTHERN OIL AND GAS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Northern Oil and Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Northern Oil and Gas, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Proved Oil and Natural Gas Properties — Oil and Natural Gas Reserves and Impairment Expense — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company follows the full cost method of accounting for crude oil and natural gas operations. Therefore, the Company’s proved oil and natural gas properties are depleted using the units-of-production method based upon production and estimates of proved reserves and are evaluated for impairment by performing a ceiling test each quarter. The ceiling test involves a comparison of net capitalized costs to the sum of the present value of the estimated future net cash flows from the Company’s oil and natural gas reserves. The estimation of the Company’s oil and natural gas reserves and the related future net cash flows requires management to make significant estimates and assumptions since, as a non-operator, the Company has limited visibility into the timing of future production quantities associated with the five-year development plan. The Company engages a third-party independent reserve engineering firm to fully engineer management’s oil and natural gas reserve quantities using these estimates and assumptions and engineering data. Changes in these estimates, assumptions, or engineering data could have significant impact on the depletion calculation and proved oil and natural gas properties impairment evaluation. The proved oil and natural gas properties balance was $4,393.5 million as of December 31, 2020. Depletion, depreciation, amortization, and accretion expense was $162.1 million and impairment expense was $1,066.7 million for the year ended December 31, 2020.

Given the significant judgments made by management, particularly relating to the estimates and assumptions required due to limited visibility as a non-operator regarding future production quantities associated with the five-year development plan, performing audit procedures to evaluate the Company’s oil and natural gas reserve quantities and the related future net cash flows required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s significant judgments and assumptions regarding oil and natural gas reserve quantities and the related future net cash flows included the following, among others:

•We tested the operating effectiveness of controls related to the Company’s estimation of oil and natural gas reserve quantities and the related future net cash flows, including controls associated with the five-year development plan.

•We evaluated the reasonableness of the future production quantities associated with management’s five-year development plan by comparing to:

–Historical conversions of proved undeveloped oil and natural gas reserves into proved developed oil and natural gas reserves.

–Internal communications to management and the Board of Directors.

–Authorization and approval for expenditures.

–External information regarding the ability of the operators of the oil and natural gas properties to develop proved undeveloped fields considering current and forecasted liquidity of the operators obtained from publicly available information, level of drilling activity by operators in areas where the Company holds leasehold interests, and length of time required to drill and complete groups of wells.

•We evaluated the experience, qualifications, and objectivity of management’s expert, a third-party independent reserve engineering firm engaged to fully engineer management’s oil and natural gas reserve quantities.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 12, 2021

We have served as the Company’s auditor since 2018.

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS

(In thousands, except par value and share data)	December 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and Cash Equivalents	$1,428	$16,068
Accounts Receivable, Net	71,015	108,274
Advances to Operators	476	893
Prepaid Expenses and Other	1,420	1,964
Derivative Instruments	51,290	5,628
Income Tax Receivable	—	210
Total Current Assets	125,629	133,037

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	4,393,533	4,178,605
Unproved	10,031	11,047
Other Property and Equipment	2,451	2,157
Total Property and Equipment	4,406,015	4,191,809
Less – Accumulated Depreciation, Depletion and Impairment	(3,670,811)	(2,443,216)
Total Property and Equipment, Net	735,204	1,748,593

Derivative Instruments	111	8,554
Deferred Income Taxes	—	210
Other Noncurrent Assets, Net	11,145	15,071

Total Assets	$872,089	$1,905,465

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable	$35,803	$69,395
Accrued Liabilities	68,673	110,374
Accrued Interest	8,341	11,615
Derivative Instruments	3,078	11,298
Contingent Consideration	493	—
Other Current Liabilities	1,087	795
Current Portion of Long-term Debt	65,000	—
Total Current Liabilities	182,475	203,477

Long-term Debt, Net	879,843	1,118,161
Derivative Instruments	14,659	8,079
Asset Retirement Obligations	18,366	16,759
Other Noncurrent Liabilities	50	345

Total Liabilities	1,095,393	$1,346,822

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred Stock, Par Value $0.001; 5,000,000 Authorized 2,218,732 Shares Outstanding at 12/31/2020 1,500,000 Shares Outstanding at 12/31/2019	2	2
Common Stock, Par Value $0.001; 135,000,000* Authorized; 45,908,779 Shares Outstanding at 12/31/2020 40,608,518* Shares Outstanding at 12/31/2019	448	406
Additional Paid-In Capital	1,556,602	1,431,438
Retained Deficit	(1,780,356)	(873,203)
Total Stockholders’ Equity (Deficit)	(223,304)	558,643
Total Liabilities and Stockholders' Equity (Deficit)	$872,089	$1,905,465
___________
*Adjusted for the 1-for-10 reverse stock split effected on September 18, 2020. See Note 5.
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	December 31,
(In thousands, except share and per share data)	2020	2019	2018
Revenues
Oil and Gas Sales	$324,052	$601,218	$493,909
Gain (Loss) on Derivative Instruments, Net	228,141	(128,837)	185,006
Other Revenue	17	21	9
Total Revenues	552,210	472,402	678,924

Operating Expenses
Production Expenses	116,336	118,899	66,646
Production Taxes	29,783	57,771	45,302
General and Administrative Expenses	18,546	23,624	14,568
Depletion, Depreciation, Amortization and Accretion	162,120	210,201	119,780
Impairment of Other Current Assets	—	6,398	—
Impairment Expense	1,066,668	—	—
Total Operating Expenses	1,393,453	416,893	246,296

Income (Loss) From Operations	(841,243)	55,509	432,628

Other Income (Expense)
Interest Expense, Net of Capitalization	(58,503)	(79,229)	(86,005)
Write-off of Debt Issuance Costs	(1,543)	—	—
Loss on Unsettled Interest Rate Derivatives	(1,019)	—	—
Loss on the Extinguishment of Debt	(3,718)	(23,187)	(173,430)
Debt Exchange Derivative Gain (Loss)	—	1,390	(598)
Contingent Consideration Loss	(169)	(29,512)	(28,968)
Financing Expense	—	(1,447)	(884)
Other Income (Expense)	(12)	158	891
Total Other Income (Expense)	(64,964)	(131,827)	(288,994)

Income (Loss) Before Income Taxes	(906,207)	(76,318)	143,634

Income Tax Benefit	(166)	—	(55)

Net Income (Loss)	$(906,041)	$(76,318)	$143,689

Cumulative Preferred Stock Dividend	(15,266)	(1,029)	—

Net Income (Loss) Attributable to Common Shareholders	$(921,307)	$(77,347)	$143,689

Net Income (Loss) Per Common Share – Basic*	$(21.55)	$(2.00)	$6.08
Net Income (Loss) Per Common Share – Diluted*	$(21.55)	$(2.00)	$6.07
Weighted Average Shares Outstanding – Basic*	42,744,639	38,708,460	23,620,646
Weighted Average Shares Outstanding – Diluted*	42,744,639	38,708,460	23,677,391
_________
*Adjusted for the 1-for-10 reverse stock split effected on September 18, 2020. See Note 5.

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	December 31,
(In thousands)	2020	2019	2018
Cash Flows From Operating Activities
Net Income (Loss)	$(906,041)	$(76,318)	$143,689
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	162,120	210,201	119,780
Amortization of Debt Issuance Costs	5,172	5,307	5,147
Write-off of Debt Issuance Costs	1,543	—	—
(Gain) Loss on Extinguishment of Debt	3,718	23,187	173,430
Amortization of Bond (Premium) Discount on Long-term Debt	(1,037)	(2,705)	(563)
Deferred Income Taxes	210	210	365
Unrealized (Gain) Loss on Derivative Instruments	(38,858)	173,214	(207,892)
Loss on Debt Exchange Derivative	—	(1,390)	598
Loss on Contingent Consideration	169	29,512	28,968
PIK Interest on Second Lien Notes	—	1,742	2,599
Share-Based Compensation Expense	4,119	7,955	3,995
Impairment of Other Current Assets	—	6,398	—
Impairment Expense	1,066,668	—	—
Other	(234)	(41)	(120)
Changes in Working Capital and Other Items:
Accounts Receivable, Net	37,637	(11,542)	(49,122)
Prepaid and Other Expenses	546	3,997	19,397
Accounts Payable	(1,089)	(16,928)	(2,704)
Accrued Liabilities	342	27,166	(3,517)
Accrued Interest	(3,300)	(3,084)	10,212
Payment of Contingent Consideration	—	(37,131)	—
Net Cash Provided By Operating Activities	331,685	339,750	244,262

Cash Flows From Investing Activities
Drilling and Development Capital Expenditures	(236,691)	(338,788)	(216,692)
Acquisition of Oil and Natural Gas Properties	(46,940)	(229,182)	(257,807)
Proceeds from Sale of Oil and Natural Gas Properties	—	—	22
Proceeds from Sale of Other Property and Equipment	—	—	46
Purchases of Other Property and Equipment	(295)	(1,158)	(88)
Net Cash Used For Investing Activities	(283,926)	(569,128)	(474,519)

Cash Flows From Financing Activities
Advances on Revolving Credit Facility	78,000	953,000	190,000
Repayments on Revolving Credit Facility	(126,000)	(513,000)	(50,000)
Borrowings on Term Loan Credit Agreement	—	—	60,000
Repayments on Term Loan Credit Agreement	—	—	(420,105)
Issuance of Second Lien Notes	—	—	364,369
Repayments of Second Lien Notes	(13,514)	(227,470)	—
Repayments of Senior Unsecured Notes	—	—	(104,215)
Debt Issuance Costs Paid	(446)	(12,219)	(26,648)
Debt Derivative Exchange Settlements	—	(1,044)	(1,769)
Contingent Consideration Settlements	—	(11,278)	—
Issuance of Common Stock	—	—	141,674
Repurchases of Common Stock	—	(15,108)	(22,195)
Issuance of Preferred Stock	—	70,868	—
Restricted Stock Surrenders - Tax Obligations	(439)	(660)	(680)
Net Cash Provided (Used) By Financing Activities	(62,399)	243,088	130,431

Net Increase (Decrease) in Cash and Cash Equivalents	(14,640)	13,710	(99,825)
Cash and Cash Equivalents – Beginning of Period	16,068	2,358	102,183
Cash and Cash Equivalents – End of Period	$1,428	$16,068	$2,358

The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2017	6,679,163	67	—	—	449,666	(940,574)	(490,841)
Issuance of Common Stock	329,530	3	—	—	—	—	3
Restricted Stock Forfeitures	(91,009)	(1)	—	—	—	—	(1)
Share Based Compensation	—	—	—	—	4,362	—	4,362
Restricted Stock Surrenders - Tax Obligations	(26,668)	—	—	—	(680)	—	(680)
Equity Offerings, Net of Issuance Costs	9,692,602	97	—	—	141,577	—	141,674
Debt Exchange Agreements	13,606,380	136	—	—	327,363	—	327,499
Acquisition of Oil and Natural Gas Properties	8,373,054	84	—	—	326,270	—	326,353
Net Exercise of Stock Options	6,250	—	—	—	—	—	—
Repurchases of Common Stock	(735,995)	(7)	—	—	(22,188)	—	(22,195)
Net Income	—	—	—	—	—	143,689	143,689
December 31, 2018	37,833,307	378	—	—	1,226,371	(796,884)	429,865
Issuance of Common Stock	406,920	4	—	—	—	—	4
Restricted Stock Forfeitures	(101,314)	(1)	—	—	—	—	(1)
Share Based Compensation	—	—	—	—	8,364	—	8,364
Restricted Stock Surrenders - Tax Obligations	(27,185)	—	—	—	(660)	—	(660)
Issuance of Preferred Stock, Net of Issuance Costs	—	—	1,500,000	2	145,867	—	145,868
Debt Exchange Agreements	724,238	7	—	—	15,742	—	15,749
Acquisition of Oil and Natural Gas Properties	560,215	6	—	—	11,703	—	11,708
Contingent Consideration Settlements	1,775,837	18	—	—	39,154	—	39,171
Repurchases of Common Stock	(563,500)	(6)	—	—	(15,102)	—	(15,108)
Net Loss	—	—	—	—	—	(76,318)	(76,318)
December 31, 2019	40,608,518	$406	1,500,000	$2	$1,431,438	$(873,203)	$558,643
Issuance of Common Stock	460,382	2	—	—	—	—	2
Restricted Stock Forfeitures	(107,071)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	4,612	—	4,612
Restricted Stock Surrenders - Tax Obligations	(39,686)	—	—	—	(438)	—	(439)
Issuance of Preferred Stock, Net of Issuance Costs	—	—	794,702	1	81,211	—	81,212
Debt Exchange Agreements	4,164,941	34	—	—	37,135	—	37,169
Series A Preferred Exchange	526,695	5	(75,970)	—	1,108	(1,113)	—
Acquisition of Oil and Natural Gas Properties	295,000	—	—	—	1,537	—	1,537
Net Loss	—	—	—	—	—	(906,041)	(906,041)
December 31, 2020	45,908,779	$448	2,218,732	$2	$1,556,602	$(1,780,357)	$(223,304)
___________
*Adjusted for the 1-for-10 reverse stock split effected on September 18, 2020. See Note 5.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations that primarily target the Williston and Permian Basins of the United States.  The Company’s primary strategy is investing in non-operated minority working and mineral interests in oil and gas properties in the United States.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In connection with preparing the financial statements for the year ended December 31, 2020, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the financial statements through the date of this filing.

Reverse Stock Split

On September 18, 2020, the Company effected a 1-for-10 reverse stock split of its common stock. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto, and elsewhere in this Form 10-K, have been retroactively adjusted as if the reverse stock split occurred on the first day of the first period presented. Certain amounts may be slightly different than previously reported due to the settlement of fractional shares as a result of the reverse stock split and rounding. See Note 5 below for more information regarding the reverse stock split.

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

The Company considered the impact of the novel coronavirus 2019 (“COVID-19”) pandemic on the assumptions and estimates used by management in the financial statements for the reporting periods presented. As a result of significant fluctuations in commodity prices during the year, the Company recognized a material impairment charge during the year ended December 31, 2020 (see Note 3). Management’s estimates and assumptions were based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, which is heightened by the possibility of unforeseen additional impacts from the COVID-19 pandemic, actual results may differ from the estimates and assumptions used, and conditions may change, which could materially affect amounts reported in the financial statements in the near term.

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

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting. The Company regularly reviews all aged accounts receivable for collectability and establishes an allowance as necessary for individual balances. Accounts receivable not expected to be collected within the next twelve months are included within Other Noncurrent Assets, Net in the balance sheets.

As of December 31, 2020 and 2019, the allowance for doubtful accounts was $3.9 million and $4.6 million, respectively.  The amount charged to operations for doubtful accounts was $0.3 million, zero and zero for the years ended December 31, 2020, 2019 and 2018, respectively.  As of December 31, 2020 and 2019, the amount charged against the allowance for doubtful accounts was $1.0 million and $0.7 million, respectively.

As of December 31, 2020 and 2019, the Company included accounts receivable of $4.4 million and $4.7 million, respectively, in Other Noncurrent Assets, Net due to their long-term nature.

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

Oil and Gas Properties

Northern follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the years ended December 31, 2020, 2019 and 2018, respectively:

	December 31,
(In thousands)	2020	2019	2018
Capitalized Certain Payroll and Other Internal Costs	$1,159	$995	$882
Capitalized Interest Costs	556	644	147
Total	$1,716	$1,638	$1,029

As of December 31, 2020, the Company held leasehold interests primarily in the Williston Basin of the United States on acreage targeting the Bakken and Three Forks formations.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the years ended December 31, 2020, 2019 and 2018, there were no property sales that resulted in a significant alteration.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling.  The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing twelve-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions or financial derivatives designated as hedges for accounting purposes, if any, that hedge the Company’s oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded in the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties.  If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or non-cash writedown is required.

The Company recorded a ceiling test impairment of $1,066.7 million for the year ended December 31, 2020. The Company did not have any ceiling test impairment for the years ended December 31, 2019 and 2018. Impairment charges affect the Company’s reported net income but do not reduce the Company’s cash flow.

The Company computes the provision for depletion of oil and natural gas properties using the unit-of-production method based upon production and estimates of proved reserve quantities. Unproved costs and related carrying costs are excluded from the depletion base until the properties associated with these costs are considered proved or impaired. The following table presents depletion and depletion per BOE sold of the Company’s proved oil and natural gas properties for the periods presented:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Depletion of Proved Oil and Natural Gas Properties	$160,643	$209,050	$118,974
Depletion per BOE Sold	$13.27	$14.84	$12.75

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

Capitalized costs associated with impaired unproved properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method.  Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate.  The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period.  The costs of unproved properties are withheld from the depletion base until such time as they are either proved or impaired.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the years ended December 31, 2020, 2019 and 2018, the Company expired leases of $2.9 million, $3.6 million, and $9.4 million, respectively.

Asset Retirement Obligations

The Company accounts for its abandonment and restoration liabilities under Financial Accounting Standards Board (“FASB”) ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”), which requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset upon initial recognition.  The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is placed into service.  When the liability is initially recorded, the Company increases the carrying amount of oil and natural gas properties by an amount equal to the original liability.  The liability is accreted to its present value each period, and the capitalized cost is depreciated consistent with depletion of reserves. Upon settlement of the liability or the sale of the well, the liability is relieved.  These liability amounts may change because of changes in asset lives, estimated costs of abandonment or legal or statutory remediation requirements.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the years ended December 31, 2020, 2019 and 2018, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two revenue sources, which are oil sales and natural gas and NGL sales, and substantially all of the Company’s revenue comes from one geographic area, the Williston Basin in the United States, primarily in North Dakota and Montana. Oil sales for the years ended December 31, 2020, 2019 and 2018 were $305.2 million, $574.6 million and $450.1 million, respectively. Natural gas and NGL sales for the years ended December 31, 2020, 2019 and 2018 were $18.8 million, $26.6 million and $43.8 million, respectively.

Concentrations of Market, Credit Risk and Other Risks

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the development, exploitation, production and exploration activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in the current low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the years ended December 31, 2020, 2019 and 2018, the Company’s top four operators made up 49%, 51% and 55%, respectively, of total oil and gas sales.

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

Income Taxes

The Company’s income tax expense, deferred tax assets and deferred tax liabilities reflect management’s best assessment of estimated current and future taxes to be paid.  The Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis.  The Company’s only taxing jurisdictions is the United States (federal and state).

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

Additionally, the Company’s revenue, profitability and future growth are substantially dependent upon prevailing and future prices for oil and natural gas.  The markets for these commodities continue to be volatile.  Changes in oil and natural gas prices have a significant impact on the value of the Company’s reserves and on its cash flows. Due to these factors, management has placed a lower weight on the prospect of future earnings in its overall analysis of the valuation allowance. Accordingly, the valuation allowance against the Company’s deferred tax asset at December 31, 2020 and 2019 was $337.5 million and $144.2 million, respectively.

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

Impairment

Long-lived assets to be held and used are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Proved oil and natural gas properties accounted for using the full cost method of accounting are excluded from this requirement but continue to be subject to the full cost method’s impairment rules. There was no impairment of other long-lived assets recorded for the years ended December 31, 2020, 2019 and 2018.

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

In those reporting periods in which the Company has reported net income available to common stockholders, anti-dilutive shares generally are comprised of the restricted stock that has average unrecognized stock compensation expense greater than the average stock price. In those reporting periods in which the Company has a net loss, anti-dilutive shares are comprised of the impact of those number of shares that would have been dilutive had the Company had net income plus the number of common stock equivalents that would be anti-dilutive had the company had net income.

Restricted stock awards are excluded from the calculation of basic weighted average common shares outstanding until they vest. For restricted stock awards that vest based on achievement of performance and/or market conditions, the number of contingently issuable common shares included in diluted weighted-average common shares outstanding is based on the number of common shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period, assuming the result would be dilutive.

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information for the years ended December 31, 2020, 2019 and 2018 :

	December 31,
(In thousands)	2020	2019	2018
Supplemental Cash Items:
Cash Paid During the Period for Interest	$55,109	$78,596	$78,865

Non-cash Operating Activities:
Contingent Consideration Settlements in Excess of Acquisition-date Liabilities	—	21,349	—

Non-cash Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	88,564	161,743	129,452
Capitalized Asset Retirement Obligations	710	4,042	2,854
Contingent Consideration	324	—	32,312
Compensation Capitalized on Oil and Gas Properties	495	412	369
Issuance of Common Stock - Acquisitions of Oil and Natural Gas Properties	1,537	11,708	—
Issuance of Unsecured VEN Bakken Note	—	128,660	—

Non-cash Financing Activities:
Issuance of 8.50% Second Lien Notes due 2023	—	—	344,279
Issuance of Common Stock - fair value at issuance date	—	—	326,783
Issuance of Preferred Stock in Exchange for 8.5% Second Lien Notes due 2023	81,212	75,000	—
Debt Exchange Derivative Liability - fair value at issuance date	—	—	19,354
Issuance of 8.50% Second Lien Notes due 2023 - PIK Interest	—	3,480	—
Issuance of Common Stock for 2L Notes Repurchase	37,169	—	—
Issuance of Common Stock for Preferred Stock Exchange	1,113	—	—
Debt Exchange Derivative Liability Settlements	—	15,749	—
Contingent Consideration Settlements	—	17,822	—
8.00% Unsecured Senior Notes due 2020 - carrying value	—	—	(590,041)

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326), Measurement of credit losses on financial instruments, which requires a company immediately recognize management’s current estimated credit losses (“CECL”) for all financial instruments that are not accounted for at fair value through net income. Previously, credit losses on financial assets were only required to be recognized when they were incurred. The Company adopted ASU 2016-13 on January 1, 2020. The guidance did not have a significant impact on the financial statements or notes accompanying the financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), to modify disclosure requirements. The amendments in this ASU remove, modify, and add certain disclosure requirements as a part of the disclosure framework project, which primarily focus on improving the effectiveness of disclosures in the notes to the financial statements. The Company adopted ASU 2018-13 on January 1, 2020. The guidance did not have a significant impact on the financial statements or notes accompanying the financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as separate entity financial statements and interim recognition of enactment of tax laws or rate changes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within those years. The Company adopted the new standard on January 1, 2021 on a prospective basis, which did not have a material impact on its financial position, results of operations, or cash flows.

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The book value of the Company’s crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of operations from the closing date of the acquisition. Acquired assets and liabilities assumed are recorded based on their estimated fair value at the time of the acquisition.  Acquisitions have been funded with internal cash flow, bank borrowings and the issuance of debt and equity securities.  Development capital expenditures and purchases of properties that were in accounts payable and not yet paid in cash at December 31, 2020 and 2019 were approximately $88.6 million and $161.7 million, respectively.

2020 Acquisitions

During 2020, the Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $21.6 million, excluding the associated development costs.

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

The total estimated consideration paid by the Company was $315.3 million, consisting of (i) $174.9 million in cash, (ii) shares of Company common stock valued at $11.7 million, and (iii) $128.7 million of value attributable to a 6.0% unsecured promissory note due July 1, 2022 issued by the Company to VEN Bakken in the aggregate principal amount of $130.0 million (the “Unsecured VEN Bakken Note”). The Company incurred $1.8 million of transactions costs in connection with the acquisition, which are included in general and administrative expense in the statement of operations. The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

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

Pro Forma Information

The following summarized unaudited pro forma statement of operations information for the year ended December 31, 2019 assumes that the VEN Bakken Acquisition occurred as of January 1, 2019. There is no pro forma information included for the year ended December 31, 2020, because the Company’s actual financial results for such period fully reflect this acquisition. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed this acquisition on the date indicated, or that would be attained in the future.

Year Ended December 31,
(In thousands)	2019
Revenues	$500,728
Net Loss	$(95,812)

Divestitures

From time-to-time the Company may divest assets. In addition, the Company may trade leasehold interests with operators to balance working interests in spacing units to facilitate and encourage a more expedited development of the Company’s acreage.

Unproved Properties

Unproved properties not being amortized comprise approximately 16,531 net acres and 16,464 net acres of undeveloped leasehold interests at December 31, 2020 and 2019, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.   The following is a summary of capitalized costs excluded from depletion at December 31, 2020 by year incurred.

	December 31,
(In thousands)	2020	2019	2018	Prior Years
Property Acquisition	$308	$4,302	$4,487	$934
Development	—	—	—	—
Total	$308	$4,302	$4,487	$934

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

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

(In thousands)	December 31, 2020	December 31, 2019
Revolving Credit Facility	$532,000	$580,000
Second Lien Notes due 2023	287,755	417,733
Unsecured VEN Bakken Note	130,000	130,000
Total principal	949,755	1,127,733
Unamortized debt discounts and premiums	2,041	4,860
Unamortized debt issuance costs (1)	(6,953)	(14,432)
Total debt	944,843	1,118,161
Less current portion of long-term debt	(65,000)	—
Total long-term debt	$879,843	$1,118,161

_____________________
(1)Debt issuance costs related to the Company’s revolving credit facility of $6.5 million and $9.8 million as of December 31, 2020 and 2019, are recorded in “Other Noncurrent Assets, Net” in the balance sheets. During the years ended December 31, 2020 and 2019, the Company recorded a $1.5 million and zero write-off of debt issuance costs as a result of the reduction in the borrowing base under the Revolving Credit Facility.

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

The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. The borrowing base as of December 31, 2020 was $660.0 million. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The April 1st scheduled redetermination shall be based on a January 1st engineering report audited by a third party (reasonably acceptable by the Agent).

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

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, maintain excess cash liquidity, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a pro forma rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under FASB ASC 815 and current maturities under the Revolving Credit Facility, the Second Lien Notes and the Unsecured VEN Bakken Note) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of December 31, 2020.

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

Second Lien Notes due 2023

In May 2018, the Company issued 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”) with an aggregate principal amount of $344.3 million (the “Original 2L Notes”) in exchange for certain previously outstanding 8.000% senior unsecured notes due June 1, 2020 (the “Unsecured Notes”). In October 2018, the Company issued an additional $350.0 million aggregate principal amount of Second Lien Notes (the “Additional 2L Notes”), the proceeds of which were used in connection with the retirement of the Company’s prior term loan credit agreement. In addition, as of and through December 31, 2020, the Company had issued another $4.3 million of additional aggregate principal amount of Second Lien Notes pursuant to the interest payment-in-kind provisions thereof.

During 2019, the Company repurchased and retired $10.1 million in aggregate principal amount of Second Lien Notes in open market transactions. In November 2019, the Company completed a cash tender offer to redeem and repay $200.0 million principal amount of Second Lien Notes. Also in November 2019, the Company redeemed and repaid $70.8 million principal amount of Second Lien Notes in exchange for shares of Series A Preferred Stock.

During the year ended December 31, 2020, the Company repurchased and retired $13.5 million in aggregate principal amount of Second Lien Notes in open market transactions for cash. During the year ended December 31, 2020, the Company also repurchased and retired $116.5 million in aggregate principal amount of Second Lien Notes pursuant to a number of independent, separately negotiated agreements in exchange for aggregate consideration consisting primarily of shares of Series A Preferred Stock and common stock.

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

The Second Lien Notes are the senior secured obligations of the Company and rank equal in right of payment to all existing and future senior indebtedness of the Company and its subsidiaries. The Second Lien Notes are secured by second priority security interests in substantially all assets of the Company, subject to certain exceptions. The Second Lien Notes will be guaranteed by all of the Company’s direct and indirect subsidiaries that guarantee indebtedness under any other indebtedness for borrowed money of the Company or any of the Company’s subsidiary guarantors. As of December 31, 2020, the Company did not have any subsidiaries. The Second Lien Notes will mature on May 15, 2023.

Interest on the Second Lien Notes accrues at a rate of 8.500% per annum payable in cash quarterly in arrears on the first day of each calendar quarter. Additional interest may accrue depending on the Company’s total debt to EBITDAX ratio as of each December 31st and June 30th, provided that any such additional interest would be payable in kind (the “PIK Interest”). No PIK Interest will accrue so long as the Company’s total debt to EBITDAX ratio remains below 2.50 to 1.00 as of each applicable measurement date. PIK Interest of 1.00% per annum will accrue if the Company’s total debt to EBITDAX ratio is less than 2.75 to 1.00 but equal to or greater than 2.50 to 1.00. PIK Interest of 2.00% per annum will accrue if the Company’s total debt to EBITDAX ratio is less than 3.00 to 1.00 but equal to or greater than 2.75 to 1.00. PIK Interest of 3.00% per annum will accrue if the Company’s total debt to EBITDAX ratio is greater than or equal to 3.00 to 1.00. No PIK has accrued since March 31, 2019. Default interest will be payable in cash on demand at the then applicable interest rate plus 3.00% per annum.

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

See Note 14 below regarding refinancing transactions that occurred subsequent to December 31, 2020.

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

See Note 14 below regarding refinancing transactions that occurred subsequent to December 31, 2020.

NOTE 5     COMMON AND PREFERRED STOCK

Common Stock

On September 18, 2020, the Company effected a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The Company’s common stock began trading on a split‑adjusted basis when the market opened on September 21, 2020. As a result of the Reverse Stock Split, every ten shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. A total of 44,663,990 shares of common stock were issued and outstanding immediately after the Reverse Stock Split became effective on September 18, 2020. No fractional shares were outstanding following the Reverse Stock Split.

In connection with the Reverse Stock Split, the number of authorized shares of the Company’s common stock was reduced to 135,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2020 and 2019, the Company had 45,908,779 and 40,608,518 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2020 and 2019, the Company had 2,218,732 and 1,500,000 shares of preferred stock issued and outstanding, respectively, all of which were shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).

The terms of the Series A Preferred Stock are set forth in the Certificate of Designations for the Series A Preferred Stock (the “Certificate of Designations”), as originally filed with the Delaware Secretary of State on November 22, 2019, and as amended thereafter. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding-up. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, cumulative dividends in cash, at a rate of 6.500% per annum on the sum of (i) the $100 liquidation preference per share of Series A Preferred Stock (the “Liquidation Preference”) and (ii) all accumulated and unpaid dividends (if any), payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2020. As of December 31, 2020, no dividends had been declared or paid, and there were $16.3 million of undeclared accumulated dividends on the Series A Preferred Stock.

The Reverse Stock Split did not affect the number of authorized or issued and outstanding shares of the Company’s preferred stock, nor the liquidation per share preference. As a result of the Reverse Stock Split and per the terms of the Certificate of Designations, the conversion rate for the Company’s outstanding Series A Preferred Stock was automatically decreased to 4.363 shares of common stock for each share of Series A Preferred Stock (previously it was 43.63 shares of common stock).

The effect of the Reverse Stock Split resulted in the Company recalculating its historical, basic and diluted EPS to reflect the 1-for-10 reverse stock split, effective September 18, 2020.

The Series A Preferred Stock is convertible at the holders’ option (an “Optional Conversion”) into common stock at a conversion rate set forth in the Certificate of Designations, subject to customary adjustments as provided for therein. As of December 31, 2020, the conversion rate was 4.363 shares of common stock for each share of Series A Preferred Stock (which is equivalent to a conversion price of approximately $22.92 per share of common stock). Holders may be entitled to additional shares of common stock or cash in connection with a conversion that occurs in connection with a Fundamental Change (as defined in the Certificate of Designations). The Series A Preferred Stock is convertible at the Company’s option (a “Mandatory Conversion”) if the closing sale price of the Company’s common stock equals or exceeds 145% of the conversion price for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days. A Mandatory Conversion would also entitle the holder to a cash payment equal to eight semi-annual dividend payments, less an amount equal to all cash dividend payments made in respect of such holder’s shares of Series A Preferred Stock prior to such Mandatory Conversion. The occurrence of any Optional Conversion or Mandatory Conversion is subject to various terms and limitations set forth in the Certificate of Designations.

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

In 2020, the Company did not repurchase shares of its common stock under the stock repurchase program. In 2019, the Company repurchased 0.6 million shares of its common stock under the stock repurchase program at a total cost of $16.3 million. Of the shares repurchased in 2019, $1.2 million was recorded as a settlement of contingent consideration liabilities in connection with a prior acquisition.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are now included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION

The Company maintains its 2018 Equity Incentive Plan (the “2018 Plan”), which replaced the Company’s prior 2013 Incentive Plan (the “2013 Plan”), for making equity-based awards to employees, directors and other eligible persons. No future awards will be made under the 2013 Plan. The 2013 Plan continues to govern awards that were made thereunder, which remain in effect pursuant to their terms. As of December 31, 2020 there were 908,052 shares available for future awards under the 2018 Plan.

In connection with the Reverse Stock Split (see Note 5), the Company reduced the number of shares of common stock available for issuance under the Company’s equity incentive plans in proportion to the Reverse Stock Split ratio of 1-for-10. The Reverse Stock Split also reduced the number of shares of common stock issuable upon the vesting of its RSAs in proportion to the Reverse Stock Split ratio of 1-for-10 and caused a proportionate increase in share-based performance criteria applicable to such awards. The Reverse Stock Split has no impact on Net Income (Loss) or total Stockholders’ Equity as of, and for the years ended December 31, 2020, 2019 and 2018.

The Company recognizes the fair value of stock-based compensation awards expected to vest over the requisite service period as a charge against earnings, net of amounts capitalized. The Company’s stock-based compensation awards are accounted for as equity instruments and are included in the “General and administrative expenses” line item in the statements of operations. The Company capitalizes a portion of stock-based compensation for employees who are directly involved in the acquisition of oil and natural gas properties into the full cost pool. Capitalized stock-based compensation is included in the “Oil and natural gas properties” line item in the balance sheets.

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

During 2020, 2019 and 2018, 460,382, 174,720 and 105,035 shares, respectively, of service-based RSAs were granted to executive officers, employees and directors under the 2013 and 2018 Equity Plans. The weighted average grant date fair value of service-based RSAs was $9.15 per share, $21.40 per share and $26.70 per share for the years ended December 31, 2020, 2019, and 2018, respectively.

During 2019, RSAs subject to service, market, and performance-based vesting conditions were granted to employees and executive officers under the 2018 Plan. Vesting of these awards is contingent on the Company’s debt-adjusted cash flow per share as compared to specified targets (“2019 Performance Award I”). The weighted average grant date fair value of these service, performance, and market-based RSAs was $9.80 per share. Also during 2019, RSAs subject to service and market-based vesting conditions were granted to employees, executive officers, and directors under the 2018 Plan. Vesting of these awards is contingent on the Company’s stock price performance relative to specified targets (“2019 Performance Award II”). The weighted average grant date fair value of these service and market-based RSAs was $18.20 per share.

The following table reflects the outstanding RSAs and activity related thereto for the year ended December 31, 2020:

	Service-based Awards		Service and Performance-based Awards		Service and Market-based Awards		Service, Performance, and Market-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2019	41,398	$24.10	37,500	$27.00	118,962	$18.00	70,800	$9.80
Shares granted	460,382	9.15	—	—	—	—	—	—
Shares forfeited	(271)	24.50	—	—	(106,800)	18.20	—	—
Shares vested	(232,907)	10.32	(21,250)	27.00	(6,917)	16.70	(31,600)	9.80
Outstanding at December 31, 2020	268,602	$10.44	16,250	$27.00	5,245	$16.70	39,200	$9.80

At December 31, 2020, there was $3.1 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 0.9 years. For the year ended December 31, 2020, 2019 and 2018, the total fair value of the Company’s restricted stock awards vested was $2.7 million, $6.6 million and $3.5 million, respectively.

In December 2019, the compensation committee of the board of directors modified both the 2019 Performance Award I and the 2019 Performance Award II. The 2019 Performance Award I was modified to deem the debt-adjusted cash flow per share targets as having been achieved, the effect of which was to essentially convert these awards into RSAs having only service-based vesting conditions. The fair value of the modified 2019 Performance Award I was $18.80 per share, resulting in incremental compensation expense of $2.0 million as a result of the modification, which will be expensed over the requisite service periods. The 2019 Performance Award II was modified (solely for executive officers and employees, not for directors) such that the shares subject thereto now vest contingent on the Company’s average closing stock price meeting specified targets for any consecutive twenty trading day period ending on or before December 31, 2020. The fair value of the modified 2019 Performance Award II was $10.40 per share and was estimated using a Monte Carlo simulation. This resulted in incremental compensation expense of $1.1 million as a result of the modification, which will be expensed over the requisite service periods.

The assumptions used to estimate the fair value of the 2019 Performance Award II granted as of the date presented are as follows:

		Pre-Modification	At Modification
	January 4, 2019	December 13, 2019	December 13, 2019
Risk-free interest rate	2.57%	1.53%	1.53%
Dividend yield	—%	—%	—%
Expected volatility	85.00%	65.00%	65.00%

NOTE 7     RELATED PARTY TRANSACTIONS

November 2019 Refinancing Transactions

On October 21, 2019, the Company announced the commencement of (i) a cash tender offer (the “Tender Offer”) to purchase up to $200.0 million in aggregate principal amount of the Company’s Second Lien Notes; (ii) an exchange offer (the “Exchange Offer”) to eligible holders of Second Lien Notes to exchange up to $70.8 million in aggregate principal amount of Second Lien Notes for shares of the Company’s newly issued Series A Preferred Stock; (iii) a related solicitation of consents (the “Consent Solicitation”) to adopt certain proposed amendments to the indenture for the Second Lien Notes, and (iv) an offer to eligible holders of Second Lien Notes to subscribe to purchase for up to $75.0 million in cash additional shares of Series A Preferred Stock (the “Subscription Offer”). Parties affiliated with TRT Holdings, Inc. (collectively, the “TRT Parties”) held Second Lien Notes and thus had the right to participate in the Tender Offer, Exchange Offer, Consent Solicitation and Subscription Offer on terms identical to the terms generally offered to all holders of Second Lien Notes. These transactions closed on November 22, 2019, with the TRT Parties (i) exchanging $1.0 million aggregate principal amount of Second Lien Notes for 10,947 shares of Series A Preferred Stock pursuant to the Exchange Offer and (ii) acquiring 10,947 additional shares of Series A Preferred Stock for a purchase price of $1.1 million pursuant to the Subscription Offer. On February 20, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with the TRT Parties related to the Series A Preferred Stock, as follows. The certificate of designations of the Series A Preferred Stock, as amended (the “Certificate of Designations”), contains limitations on the ability of the company or holders of Series A Preferred Stock to effect conversions of shares of Series A Preferred Stock for shares of the Company’s common stock if after a conversion a holder would beneficially own shares of common stock in excess of 9.99% of the aggregate number of shares of the Company’s common stock outstanding immediately after giving pro forma effect to the issuance of shares upon such conversion (the “Conversion Cap”). As of the date of the Exchange Agreement, the TRT Parties collectively beneficially owned a number of shares of the Company’s common stock in excess of the Conversion Cap. The Exchange Agreement provides, notwithstanding anything to the contrary in the Certificate of Designations, including the Conversion Cap, for the TRT Parties to be able to exchange shares of Series A Preferred Stock for shares of the Company’s common stock in the manner otherwise contemplated by the Certificate of Designations. As of the date hereof, the TRT Parties have not exchanged or converted any shares of Series A Preferred Stock into common stock. Two of our directors, Mr. Frantz and Mr. Popejoy, are employed by the TRT Parties and the TRT Parties beneficially owned in excess of 10% of the Company’s outstanding common stock at the time of the transactions described in this paragraph.

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

The Company’s interests in certain crude oil and natural gas leases from the State of North Dakota are subject to an ongoing dispute over the ownership of minerals underlying the bed of the Missouri River within the boundaries of the Fort Berthold Reservation.  The ongoing dispute is between the State of North Dakota and three affiliated tribes, both of whom have purported to lease mineral rights in tracts of riverbed within the reservation boundaries. In the event the ongoing dispute results in a final judgment that is adverse to the Company’s interests, the Company would be required to reverse approximately $4.4 million in revenue (net of accrued taxes) that has been accrued since the first quarter of 2013 based on the Company’s purported interest in the crude oil and natural gas leases at issue. Due to the long-term nature of this title dispute, the $4.4 million in accounts receivable is included in “Other Noncurrent Assets, Net” in the balance sheets. The Company fully maintains the validity of its interests in the crude oil and natural gas leases.

NOTE 9     ASSET RETIREMENT OBLIGATIONS

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

Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate retirement costs, inflation factors, credit-adjusted risk-free discount rates, timing of retirement, and changes in the legal, regulatory, environmental and political environments.  To the extent future revisions to these assumptions impact the present value of the existing ARO, a corresponding adjustment is made to the oil and gas property balance.  For example, as the Company analyzes actual plugging and abandonment information, the Company may revise its estimate of current costs, the assumed annual inflation of the costs and/or the assumed productive lives of its wells.  During 2020 and 2019, there were no adjustments to the aforementioned assumptions requiring revisions of previous estimates.

The following table summarizes the Company’s asset retirement obligation transactions recorded during the years ended December 31, 2020 and 2019.

	December 31,
(in thousands)	2020	2019
Beginning Asset Retirement Obligations	$17,299	$12,501
Liabilities Acquired During the Period	—	2,680
Liabilities Incurred During the Period	688	1,361
Revision of Estimates	21	—
Accretion of Discount on Asset Retirement Obligations	1,192	973
Liabilities Settled During the Period	(20)	(216)
Ending Asset Retirement Obligations	$19,181	$17,299

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income.

The income tax provision (benefit) for the years ended December 31, 2020, 2019, and 2018 consists of the following:

(In thousands)	2020	2019	2018
Current
Federal	$(376)	$(210)	$(420)
State	—	—	—
Deferred
Federal	(175,309)	(16,676)	91,958
State	(17,778)	(3,578)	11,636
Valuation Allowance	193,297	20,464	(103,229)
Total Tax Benefit	$(166)	$—	$(55)

The following is a reconciliation of the reported amount of income tax benefit for the years ended December 31, 2020, 2019, and 2018 to the amount of income tax expenses that would result from applying the statutory rate to pretax income (loss).

(In thousands)	2020	2019	2018
Income (Loss) Before Taxes and NOL	$(906,207)	$(76,318)	$143,634
Federal Statutory Rate	21.00%	21.00%	21.00%
Taxes Computed at Federal Statutory Rates	(190,303)	(16,027)	30,163
State Taxes, Net of Federal Taxes	(20,881)	(2,630)	9,143
Deferred Tax Adjustment	3,686	(1,891)	—
Share Based Compensation Tax Deficiency	—	33	316
Net Operating Loss Adjustment	12,494	—	—
Section 382 Limitation	—	—	63,573
Other	1,541	51	(21)
Valuation Allowance	193,297	20,464	(103,229)
Reported Tax Benefit	$(166)	$—	$(55)

The Company’s May 15, 2018 closing under an exchange agreement and related transactions triggered an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”) due to the share issuances related thereto.  In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. Since the Company has experienced an ownership change, utilization of net operating losses (“NOL”) and other tax carryforward attributes including, but are not limited to, interest expense limitations, are subject to an annual limitation. Accordingly, the Company reduced its net operating loss deferred tax asset and related valuation allowance by $63.6 million during 2018. In 2020, the Company further reduced its net operating loss deferred tax asset and related valuation allowance by $12.5 million due to changes from the CARES Act and the finalized IRC regulations, that increased the limitation on the amount of deductible interest expense.

A valuation allowance is established to reduce deferred tax assets if it is determined that it is more likely than not that the related tax benefit will not be realized.  On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary.  During 2020, in evaluating whether it was more likely than not that the Company’s net deferred tax assets were realized through future net income, management considered all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies.  Based on all the evidence available, management determined it was more likely than not that the net deferred tax assets, other than the deferred tax asset related to the Company’s alternative minimum tax credit, were not realizable. The Company’s valuation allowance at December 31, 2020 was $337.5 million.

At December 31, 2020, the Company had a net operating loss carryforward for federal income tax purposes of $474.5 million, which is net of the IRC Section 382 limitation, and state NOL carryforwards of $649.3 million. The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and that can thereby impact the amount of such carryforwards. If unutilized, all of the federal net operating losses will expire from 2031 to 2037, except for $161.7 million of federal net operating losses that have an indefinite life. If unutilized, all of the state net operating losses will expire from 2020 to 2037, except for $104.6 million of state net operating losses that have an indefinite life.

The significant components of the Company’s deferred tax assets (liabilities) were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Net Operating Loss (NOLs) and Tax Credit Carryforwards	$123,121	$91,392
Share Based Compensation	93	190
Accrued Interest	1,012	1,061
Allowance for Doubtful Accounts	902	1,117
Crude Oil and Natural Gas Properties and Other Properties	222,668	(11,447)
Interest Carryforwards	—	49,011
Derivative Instruments	(10,104)	13,196
Other	(198)	(112)
Total Net Deferred Tax Assets (Liabilities) Before Valuation Allowance	337,494	144,408

Valuation Allowance	(337,494)	(144,198)

Total Net Deferred Tax Assets	$—	$210

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2020, 2019 and 2018,  the Company did not recognize any interest or penalties in its statements of operations, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2020 and 2019 relating to unrecognized benefits.

The tax years 2020, 2019, 2018, and 2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject. Additionally, NOLs from 2011-2016 could be adjusted in the future when such NOLs are utilized.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and 2019.

	Fair Value Measurements at
	December 31, 2020 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$51,290	$—
Commodity Derivatives – Noncurrent Assets	$—	$111	$—
Commodity Derivatives – Current Liabilities	—	(2,504)	—
Commodity Derivatives – Noncurrent Liabilities	—	(14,214)	—
Interest Rate Derivatives – Current Liabilities	—	(574)	—
Interest Rate Derivatives – Noncurrent Liabilities	—	(445)	—
Total	$—	$33,664	$—

	Fair Value Measurements at
	December 31, 2019 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$5,628	$—
Commodity Derivatives – Current Liabilities	$—	$(11,298)	$—
Commodity Derivatives – Noncurrent Assets	—	8,554	—
Commodity Derivatives – Noncurrent Liabilities	—	(8,079)	—
Total	$—	$(5,195)	$—

Commodity Derivatives. The Level 2 instruments presented in the tables above consist of commodity derivative instruments (see Note 12).  The fair value of the Company’s commodity derivative instruments is determined based upon future prices, volatility and time to maturity, among other things.  Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of commodity derivative contracts is reflected in the balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Interest Rate Derivatives. The Level 2 instruments presented in the tables above consist of interest rate derivative instruments (see Note 11).  The fair value of the Company’s interest rate derivative instruments is determined based upon contracted notional amounts, active market-quoted LIBOR yield curves, and time to maturity, among other things. Counterparty statements are utilized to determine the value of the interest rate derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of interest rate derivative contracts is reflected in the balance sheets.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Fair Value of Other Financial Instruments

The carrying amounts of cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments.

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium or discount (see Note 4).  The fair value of the Company’s Second Lien Notes is $256.1 million and $434.4 million at December 31, 2020 and 2019. The fair value of the Company’s Second Lien Notes are based on active market quotes, which represent Level 1 inputs.

There is no active market for the Revolving Credit Facility or the Unsecured VEN Bakken Note. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the LIBOR spread, secured interest, and the Company’s borrowing base utilization. The recorded fair value of the VEN Bakken Note is based primarily on estimated current rates available to us for debt of the same remaining duration and adjusted for nonperformance risk and credit risk (see Note 3). The fair value of the Unsecured VEN Bakken Note is $129.3 million and $130.0 million at December 31, 2020 and 2019, respectively. The fair value measurements for the Revolving Credit Facility and the Unsecured VEN Bakken Note represent Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the year ended December 31, 2020 were approximately $0.7 million.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the years ended December 31, 2020 and 2019.

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

All derivative instruments are recorded in the Company’s balance sheet as either assets or liabilities measured at their fair value (see Note 11).  The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes.  If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in the fair value are recognized in the Company’s statements of operations as a gain or loss on derivative instruments.  Mark-to-market gains and losses represent changes in fair values of derivatives that have not been settled.  The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty.  These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

The Company has master netting agreements on individual derivative instruments with certain counterparties and therefore the current asset and liability are netted in the balance sheet and the non-current asset and liability are netted in the balance sheet for contracts with these counterparties.

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our financial statements:

	Year ended December 31,
(In thousands)	2020	2019	2018
Gain (Loss) on Settled Commodity Derivatives	$188,264	$44,377	$(22,886)
Gain (Loss) on Unsettled Commodity Derivatives	39,878	(173,214)	207,892
Gain (Loss) on Derivative Instruments, Net	$228,141	$(128,837)	$185,006

The following table summarizes open commodity derivative positions as of December 31, 2020, for commodity derivatives that were entered into through December 31, 2020, for the settlement period presented:

	2021	2022	2023
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	7,545,124	816,250	—
Weighted-Average Price ($/Bbl)	$55.06	$50.49	$—
WTI NYMEX - Swaptions(1):
Volume (Bbl)	—	3,131,125	1,455,000
Weighted-Average Price ($/Bbl)	$—	$52.68	$47.98
Bakken Crude UHC to WTI NYMEX - Basis Swaps:
Volume (Bbl)	1,523,750	—	—
Weighted-Average Price ($/Bbl)	$(2.39)	$—	$—

Natural Gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	13,000,000	3,650,000	—
Weighted-Average Price ($/MMBtu)	$2.50	$2.61	$—
Waha Inside FERC to Henry Hub - Basis Swaps:
Volume (MMBtu)	69,000	—	—
Weighted-Average Differential ($/MMBtu)	$(0.28)	$—	$—
______________
(1)Swaptions are crude oil derivative contracts that give counterparties the option to extend certain derivative contracts for additional periods. The volumes and prices reflected as Swaptions in this table will only be effective if the options are exercised by the applicable counterparties.

Interest Rate Derivative Instruments

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of December 31, 2020, the Company had interest rate swaps with a total notional amount of $200.0 million. The settlement of these derivative instruments is recognized as a component of interest expense in the statements of operations. The mark-to-market component of these derivative instruments is recognized in loss on unsettled interest rate derivatives, net in the statements of operations.

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at December 31, 2020 and 2019, respectively.  Certain amounts may be presented on a net basis in the financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

		December 31, Estimated Fair Value
Type of Commodity Derivative Contract	Balance Sheet Location	2020	2019

Derivative Assets:		(In thousands)
Commodity Price Swap Contracts	Current Assets	$52,702	$20,164
Commodity Basis Swap Contracts	Current Assets	37	—
Commodity Price Swap Contracts	Noncurrent Assets	3,479	16,069
Total Derivative Assets		$56,218	$36,233

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(3,434)	$(25,834)
Commodity Basis Swap Contracts	Current Liabilities	(519)	—
Interest Rate Swap Contracts	Current Liabilities	(574)	—
Commodity Price Swap Contracts	Noncurrent Liabilities	(399)	(5,273)
Interest Rate Swap Contracts	Noncurrent Liabilities	(445)	—
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(17,184)	(10,321)
Total Derivative Liabilities		$(22,554)	$(41,428)

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  When the Company has netting arrangements with its counterparties that provide for offsetting payables against receivables from separate derivative instruments these assets and liabilities are netted in the balance sheet. The tables presented below provide reconciliation between the gross assets and liabilities and the amounts reflected in the balance sheet. The amounts presented exclude derivative settlement receivables and payables as of the balance sheet dates.

	Estimated Fair Value at December 31, 2020
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$52,739	$(1,449)	$51,290
Non-Current Assets	3,479	(3,369)	111
Total Derivative Assets	$56,218	$(4,817)	$51,401

Offsetting of Derivative Liabilities:
Current Liabilities	$(4,527)	$1,449	$(3,078)
Non-Current Liabilities	(18,028)	3,369	(14,659)
Total Derivative Liabilities	$(22,554)	$4,817	$(17,737)

	Estimated Fair Value at December 31, 2019
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$20,164	$(14,536)	$5,628
Non-Current Assets	16,069	(7,515)	8,554
Total Derivative Assets	$36,233	$(22,051)	$14,182

Offsetting of Derivative Liabilities:
Current Liabilities	$(25,834)	$14,536	$(11,298)
Non-Current Liabilities	(15,594)	7,515	(8,079)
Total Derivative Liabilities	$(41,428)	$22,051	$(19,377)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of December 31, 2020.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at December 31, 2020 and 2019.

NOTE 13     EARNINGS PER SHARE

The reconciliation of the numerators and denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2020, 2019 and 2018 are as follows:

	December 31,
(In thousands, except share and per share data)	2020	2019	2018
Net Income (Loss)	$(906,041)	$(76,318)	$143,689
Less: Cumulative Dividends on Preferred Stock	15,266	1,029	—
Net Income (Loss) Attributable to Common Stock	$(921,307)	$(77,347)	$143,689

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic*	42,744,639	38,708,460	23,620,646
Plus: Dilutive Effect of Stock Options, Restricted Stock and Preferred Shares	—	—	56,745
Weighted Average Common Shares Outstanding – Diluted*	42,744,639	38,708,460	23,677,391

Net Income (Loss) per Common Share:
Basic*	$(21.55)	$(2.00)	$6.08
Diluted*	$(21.55)	$(2.00)	$6.07

*Adjusted for the 1-for-10 reverse stock split effected on September 18, 2020. See Note 5.

For the years ended December 31, 2020 and 2019, the Company’s potentially dilutive securities, which include stock options, restricted stock and convertible preferred shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	December 31,
	2020	2019	2018
Restricted Stock Awards*	98,595	67,304	5,069
Series A Preferred Stock (if converted)*	9,899,376	7,079,907	—
Total	9,997,971	7,147,211	5,069

*Adjusted for the 1-for-10 reverse stock split effected on September 18, 2020. See Note 5.

NOTE 14     SUBSEQUENT EVENTS

Reliance Acquisition

On February 3, 2021, the Company entered into a purchase and sale agreement (the “Reliance PSA”) with Reliance Marcellus, LLC (“Reliance”) pursuant to which the Company agreed to acquire (the “Reliance Acquisition”) certain oil and gas properties, interests and related assets located in the Appalachian Basin (the “PSA Assets”) for an unadjusted aggregate purchase price of $250.0 million, plus warrants to purchase 3,250,000 shares of the Company’s common stock at an exercise price equal to $14.00 per share (the “Warrants”), subject to certain customary purchase price adjustments. The Reliance PSA contains customary representations and warranties, covenants and indemnification provisions and has an effective date of July 1, 2020. The obligations of the parties to complete the transactions contemplated by the Reliance PSA are subject to the satisfaction or waiver of customary closing conditions set forth therein. The anticipated closing date under the Reliance PSA is April 1, 2021.

In connection with the pending Reliance Acquisition, on February 3, 2021, the Company also entered into a cooperation agreement (the “Cooperation Agreement”) with an unaffiliated third party, Arch Investment Partners, LLC (“Arch”). Pursuant to the Cooperation Agreement, the Company expects to assign an undivided 30% interest in and to the Reliance PSA, including the right to acquire an equivalent share of the PSA Assets transferred under the Reliance PSA, to Arch, with Arch assuming the obligation to fund 30% of the aggregate cash purchase price payable to Reliance under the Reliance PSA. As a result, if all of the PSA Assets were transferred at closing, the Company would acquire an undivided 70% interest in those assets for an unadjusted aggregate purchase price payable by the Company comprised of $175.0 million in cash and the Warrants.

Certain of the PSA Assets to be purchased in connection with the pending Reliance Acquisition are subject to both preferential purchase and consent rights, which, if exercised or not obtained within certain periods of time designated in the Reliance PSA, would result in the exclusion of such assets from the pending Reliance Acquisition and a reduction of the purchase price thereunder. Certain of the preferential purchase rights were exercised by third parties prior to the issuance of these financial statements, and as a result the related assets will be excluded from the assets transferred at closing. The unadjusted cash purchase price payable by the Company will be reduced by an estimated $48.6 million to reflect these excluded assets, from $175.0 million to $126.4 million. Additional adjustments are possible at or prior to closing.

Financing Transactions

Unsecured VEN Bakken Note Repayment

On January 4, 2021, the Company used borrowings under the Revolving Credit Facility to repay $65.0 million in aggregate principal amount under the Unsecured VEN Bakken Note, which was a scheduled repayment thereunder. On February 18, 2021, the Company used proceeds from the 2028 Notes Offering (described below) to repay the remaining $65.0 million in aggregate principal amount outstanding under the Unsecured VEN Bakken Note, and as a result the note has been retired in full.

Amendment to Revolving Credit Facility

On February 3, 2021, in anticipation of the financing transactions described below, the Company entered into a second amendment (the “Amendment”) to its Revolving Credit Facility, which permits the Company to (i) issue unsecured senior debt securities in an aggregate principal amount not to exceed $600.0 million (which was used to issue the 2028 Notes described below) and (ii) repay the remaining outstanding balance of the Unsecured VEN Bakken Note and the Second Lien Notes. The Amendment also amended certain other provisions of the Revolving Credit Facility.

Offering of Common Stock

On February 9, 2021, the Company closed an underwritten public offering (the “Equity Offering”) of 14,375,000 shares of its common stock at a price to the public of $9.75 per share. The Company estimates that the Equity Offering resulted in net proceeds of approximately $132.4 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from the Equity Offering to fund a portion of the cash purchase price for the pending Reliance Acquisition.

Offering of Senior Notes due 2028

On February 18, 2021, the Company closed a private offering (the “2028 Notes Offering”) of $550.0 million in aggregate principal amount of new 8.125% senior unsecured notes due 2028 (the “2028 Notes”), priced at par. The Company estimates that the 2028 Notes Offering resulted in net proceeds of approximately $537.0 million, after deducting the initial purchasers’ discounts and estimated offering expenses. The Company used a portion of the net proceeds on February 18, 2021, to (i) repay the remaining $65.0 million in aggregate principal amount outstanding under the Unsecured VEN Bakken Note, and (ii) redeem $272.1 million in aggregate principal amount of Second Lien Notes pursuant to the Tender Offer (defined below). The Company intends to use the remaining net proceeds to (i) fund a portion of the cash purchase price for the pending Reliance Acquisition, (ii) repay borrowings under the Revolving Credit Facility, (iii) repurchase or redeem all remaining outstanding Second Lien Notes on or before May 15, 2021, and (iv) for general corporate purposes.

See “Indenture — Senior Notes due 2028” below for details regarding the terms of the 2028 Notes.

Second Lien Notes — Tender Offer, Consent Solicitation and Fourth Supplemental Indenture

In connection with the 2028 Notes Offering, the Company commenced a cash tender offer to purchase any and all of its outstanding Second Lien Notes (the “Tender Offer”). As of February 17, 2021 (the “Early Tender and Consent Date”), an aggregate of $272.1 million principal amount (or 94.6%) of the outstanding Second Lien Notes had been validly tendered pursuant to the Tender Offer and not validly withdrawn (the “Early Tendered Notes”). On February 18, 2021, the Company purchased all of the Early Tendered Notes for an aggregate cost of approximately $283.3 million, including all premiums and accrued interest due in respect of such Early Tendered Notes pursuant to the Tender Offer. Immediately thereafter, there was $15.7 million in aggregate principal amount of Second Lien Notes remaining outstanding.

In connection with the Tender Offer, the Company also solicited consents (the “Consent Solicitation”) to certain proposed amendments (the “Proposed Amendments”) to the 2L Indenture governing the Second Lien Notes. The requisite consents were obtained as of the Early Tender and Consent Date. As a result, on February 18, 2021, the Company entered into the Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) with Wilmington Trust, National Association, as trustee and as collateral agent. The Fourth Supplemental Indenture implements the Proposed Amendments which, among other things, amends the 2L Indenture to eliminate substantially all restrictive covenants and certain of the default provisions contained therein.

Indenture — Senior Notes due 2028

On February 18, 2021, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (the “2028 Notes Indenture”), pursuant to which the Company issued $550.0 million in aggregate principal amount of the 2028 Notes. The 2028 Notes will mature on March 1, 2028. Interest on the 2028 Notes is payable semi-annually in arrears on each March 1 and September 1, commencing September 1, 2021, to holders of record on the February 15 and August 15 immediately preceding the related interest payment date, at a rate of 8.125% per annum.

Prior to March 1, 2024, the Company may redeem all or a part of the 2028 Notes at a redemption price equal to 100% of the principal amount of the 2028 Notes redeemed, plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. On or after March 1, 2024, the Company may redeem all or a part of the 2028 Notes at redemption prices (expressed as percentages of principal amount) equal to 104.063% for the twelve-month period beginning on March 1, 2024, 102.031% for the twelve-month period beginning on March 1, 2025, and 100% beginning on March 1, 2026, plus accrued and unpaid interest to the redemption date.

The 2028 Notes Indenture contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries, if any, to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends or distributions in respect of equity interests or redeem, repurchase or retire equity securities or subordinated indebtedness; (iii) transfer or sell certain assets; (iv) make investments; (v) create liens to secure indebtedness; (vi) enter into agreements that restrict dividends or other payments from any non-guarantor subsidiary to the Company; (vii) consolidate with or merge with or into, or sell substantially all of the Company’s assets to, another person; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications, and many of these covenants will be terminated if the 2028 Notes achieve an investment grade rating from either Moody’s Investors Services, Inc. or S&P Global Ratings.

The 2028 Notes Indenture contains customary events of default, including, but not limited to: (i) default for 30 days in the payment when due of interest on the 2028 Notes; (ii) default in payment when due of the principal of, or premium, if any, on the 2028 Notes; (iii) failure by the Company or certain of its subsidiaries, if any, to comply with certain of their respective obligations, covenants or agreements contained in the 2028 Notes or the 2028 Notes Indenture, subject to certain notice and grace periods; (iv) failure by the Company or any of its restricted subsidiaries to pay indebtedness within any applicable grace period or the acceleration of any such indebtedness if the total amount of such indebtedness exceeds $35.0 million; (v) failure by the Company or any of its restricted subsidiaries that is a Significant Subsidiary (as defined in the 2028 Notes Indenture) to pay final non-appealable judgments aggregating in excess of $35.0 million, which judgments are not paid, discharged or stayed for a period of 60 days; (vi) except as permitted by the 2028 Notes Indenture, any guarantee of the 2028 Notes is held in any judicial proceeding to be unenforceable or invalid, or ceases for any reason to be in full force and effect, or is denied or disaffirmed by a Guarantor (as defined in the 2028 Notes Indenture); and (vii) certain events of bankruptcy or insolvency described in the 2028 Notes Indenture with respect to the Company and its restricted subsidiaries that are Significant Subsidiaries.

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

Costs Incurred and Capitalized Costs

The costs incurred in crude oil and natural gas acquisition, exploration and development activities are highlighted in the table below.

	December 31,
(In thousands)	2020	2019	2018
Costs Incurred for the Year:
Proved Property Acquisition and Other	$50,345	$375,145	$582,697
Unproved Property Acquisition	770	9,540	4,903
Development	162,797	369,233	260,945
Total	$213,912	$753,918	$848,545

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.  The following is a summary of capitalized costs excluded from depletion at December 31, 2020 by year incurred.

	December 31,
(In thousands)	2020	2019	2018	Prior Years
Property Acquisition	$308	$4,302	$4,487	$934
Development	—	—	—	—
Total	$308	$4,302	$4,487	$934

Oil and Natural Gas Reserves and Related Financial Data

Information with respect to the Company’s crude oil and natural gas producing activities is presented in the following tables.  Reserve quantities, as well as certain information regarding future production and discounted cash flows, were determined by Cawley, Gillespie & Associates, Inc., third-party independent reserve engineers based on information provided by the Company.

Oil and Natural Gas Reserve Data

The following tables present the Company’s third-party independent reserve engineers estimates of its proved crude oil and natural gas reserves.  The Company emphasizes that reserves are approximations and are expected to change as additional information becomes available.  Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

(In thousands)	Natural Gas (MCF)	Oil (BBLS)	BOE
Proved Developed and Undeveloped Reserves at December 31, 2017	78,121	62,812	75,832

Revisions of Previous Estimates	426	3,470	3,541
Extensions, Discoveries and Other Additions	28,348	28,516	33,241
Purchases of Minerals in Place	37,397	25,965	32,198
Production	(9,225)	(7,790)	(9,328)

Proved Developed and Undeveloped Reserves at December 31, 2018	135,066	112,973	135,484

Revisions of Previous Estimates	(5,146)	(15,497)	(16,355)
Extensions, Discoveries and Other Additions	22,019	19,992	23,662
Purchases of Minerals in Place	53,969	25,611	34,606
Production	(16,591)	(11,325)	(14,091)

Proved Developed and Undeveloped Reserves at December 31, 2019	189,318	131,754	163,307

Revisions of Previous Estimates	(21,512)	(33,289)	(36,874)
Extensions, Discoveries and Other Additions	8,308	6,921	8,306
Production	(16,473)	(9,361)	(12,107)

Proved Developed and Undeveloped Reserves at December 31, 2020	159,641	96,025	122,632

Proved Developed Reserves:
December 31, 2017	46,518	38,593	46,346
December 31, 2018	82,315	62,497	76,216
December 31, 2019	116,846	77,160	96,634
December 31, 2020	114,060	65,135	84,145
Proved Undeveloped Reserves:
December 31, 2017	31,603	24,220	29,487
December 31, 2018	52,752	50,476	59,268
December 31, 2019	72,473	54,594	66,673
December 31, 2020	45,581	30,890	38,487

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

Notable changes in proved reserves for the year ended December 31, 2020 included the following:

•Extensions and discoveries. In 2020, total extensions and discoveries of 8.3 MMBOE were primarily attributable to successful drilling in the Williston Basin as well as the addition of proved undeveloped locations. Included in these extensions and discoveries were 3.1 MMBOE as a result of successful drilling in the Williston Basin and 5.2 MMBOE as a result of additional proved undeveloped locations.

•Revisions to previous estimates. In 2020, revisions to previous estimates decreased proved developed and undeveloped reserves by a net amount of 36.9 MMBOE. Included in these revisions were 33.8 MMBOE of downward adjustments caused by lower crude oil and natural gas prices, a 0.7 MMBOE downward adjustment attributable to well performance when comparing the Company’s reserve estimates at December 31, 2020 to December 31, 2019 and 2.3 MMBOE of downward adjustments related to the removal of undeveloped drilling locations related to the 5 year rule.

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

Notable changes in proved reserves for the year ended December 31, 2018 included the following:

•Extensions and discoveries. In 2018, total extensions and discoveries of 33.2 MMBOE were primarily attributable to successful drilling in the Williston Basin as well as the addition of proved undeveloped locations. Included in these extensions and discoveries were 27.6 MMBOE as a result of successful drilling in the Williston Basin and 5.6 MMBOE as a result of additional proved undeveloped locations.

•Purchases of minerals in place. In 2018, total purchases of minerals in place of 32.2 MMBOE were primarily attributable to acquisitions of oil and natural gas properties (see Note 3).

•Revisions to previous estimates. In 2018, revisions to previous estimates increased proved developed and undeveloped reserves by a net amount of 3.5 MMBOE. Included in these revisions were 1.4 MMBOE of upward adjustments caused by higher crude oil and natural gas prices and a 3.9 MMBOE upward adjustment attributable to well performance when comparing the Company’s reserve estimates at December 31, 2018 to December 31, 2017 which was partially offset by 2.8 MMBOE of downward adjustments related to the removal of undeveloped drilling locations related to the 5 year rule.

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

	December 31,
(In thousands)	2020	2019	2018
Future Cash Inflows	$3,395,670	$7,059,586	$7,524,587
Future Production Costs	(1,747,325)	(2,868,762)	(2,605,279)
Future Development Costs	(416,507)	(855,041)	(784,615)
Future Income Tax Expense	(3,273)	(320,528)	(611,989)
Future Net Cash Inflows	$1,228,565	$3,015,255	$3,522,704

10% Annual Discount for Estimated Timing of Cash Flows	(516,554)	(1,337,194)	(1,643,061)

Standardized Measure of Discounted Future Net Cash Flows	$712,011	$1,678,061	$1,879,643

The twelve month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves.  The price of other liquids is included in natural gas.  The prices for the Company’s reserve estimates were as follows:

	Natural Gas MCF	Oil Bbl
December 31, 2020	$1.61	$32.69
December 31, 2019	$2.12	$50.53
December 31, 2018	$4.50	$61.23

The expected tax benefits to be realized from utilization of the net operating loss and tax credit carryforwards are used in the computation of future income tax cash flows.  As a result of available net operating loss carryforwards and the remaining tax basis of its assets at December 31, 2020, the Company’s future income taxes were significantly reduced.

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum follow:

	December 31,
(In thousands)	2020	2019	2018
Beginning of Period	$1,678,061	$1,879,643	$753,986
Sales of Oil and Natural Gas Produced, Net of Production Costs	(177,932)	(424,548)	(381,961)
Extensions and Discoveries	52,232	282,528	549,353
Previously Estimated Development Cost Incurred During the Period	78,633	100,987	115,542
Net Change of Prices and Production Costs	(815,278)	(680,119)	484,122
Change in Future Development Costs	(150,991)	(174,729)	(91,829)
Revisions of Quantity and Timing Estimates	(280,481)	(226,721)	66,185
Accretion of Discount	182,202	218,023	75,800
Change in Income Taxes	143,438	156,621	(296,571)
Purchases of Minerals in Place	—	338,289	502,193
Other	2,127	208,087	19,902
End of Period	$712,011	$1,678,061	$1,879,643