Form 10-Q
period 2021-03-31
NORTHERN OIL & GAS, INC.
filed 2021-05-07
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 3, 2021, there were 60,402,965 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

March 31, 2021

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS

(In thousands, except par value and share data)	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$2,729	$1,428
Accounts Receivable, Net	94,804	71,015
Advances to Operators	431	476
Prepaid Expenses and Other	2,455	1,420
Derivative Instruments	2,005	51,290
Total Current Assets	102,424	125,629

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	4,431,977	4,393,533
Unproved	9,621	10,031
Other Property and Equipment	2,502	2,451
Total Property and Equipment	4,444,100	4,406,015
Less – Accumulated Depreciation, Depletion and Impairment	(3,701,715)	(3,670,811)
Total Property and Equipment, Net	742,385	735,204

Derivative Instruments	356	111
Acquisition Deposit	17,500	—
Other Noncurrent Assets, Net	10,578	11,145

Total Assets	$873,243	$872,089

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable	$40,788	$35,803
Accrued Liabilities	72,667	68,673
Accrued Interest	5,769	8,341
Derivative Instruments	35,108	3,078
Contingent Consideration	618	493
Current Portion of Long-term Debt	—	65,000
Other Current Liabilities	1,018	1,087
Total Current Liabilities	155,968	182,475

Long-term Debt	817,061	879,843
Derivative Instruments	61,987	14,659
Asset Retirement Obligations	18,884	18,366
Other Noncurrent Liabilities	26	50

Total Liabilities	$1,053,926	$1,095,393

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)

Preferred Stock, Par Value $.001; 5,000,000 Shares Authorized; 2,218,732 Series A Shares Outstanding at 3/31/2021 2,218,732 Series A Shares Outstanding at 12/31/2020	2	2
Common Stock, Par Value $.001; 135,000,000* Shares Authorized; 60,361,547* Shares Outstanding at 3/31/2021 45,908,779* Shares Outstanding at 12/31/2020	462	448
Additional Paid-In Capital	1,689,567	1,556,602
Retained Deficit	(1,870,714)	(1,780,356)
Total Stockholders’ Equity (Deficit)	(180,682)	(223,304)
Total Liabilities and Stockholders’ Equity (Deficit)	$873,243	$872,089
___________
*Adjusted for the 1-for-10 reverse stock split. See Note 5.

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2021	2020
Revenues
Oil and Gas Sales	$157,331	$130,196
Gain (Loss) on Commodity Derivatives, Net	(135,935)	376,581
Other Revenue	1	8
Total Revenues	21,397	506,785

Operating Expenses
Production Expenses	34,312	37,335
Production Taxes	13,453	11,896
General and Administrative Expense	6,782	4,871
Depletion, Depreciation, Amortization and Accretion	31,221	61,809
Total Operating Expenses	85,768	115,911

Income (Loss) From Operations	(64,371)	390,875

Other Income (Expense)
Interest Expense, Net of Capitalization	(13,510)	(16,551)
Gain (Loss) on Unsettled Interest Rate Derivatives, Net	240	(677)
Loss on Extinguishment of Debt, Net	(12,594)	(5,527)
Contingent Consideration Loss	(125)	—
Other Income (Expense)	3	—
Total Other Income (Expense)	(25,986)	(22,755)

Income (Loss) Before Income Taxes	(90,357)	368,120

Income Tax Provision (Benefit)	—	(166)

Net Income (Loss)	$(90,357)	$368,286

Cumulative Preferred Stock Dividend	(3,830)	(3,729)

Net Income (Loss) Attributable to Common Stockholders	$(94,188)	$364,557

Net Income (Loss) Per Common Share – Basic*	$(1.73)	$9.03
Net Income (Loss) Per Common Share – Diluted*	$(1.73)	$7.33
Weighted Average Common Shares Outstanding – Basic*	54,538,099	40,366,253
Weighted Average Common Shares Outstanding – Diluted*	54,538,099	49,721,264
___________
*Adjusted for the 1-for-10 reverse stock split. See Note 5.

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash Flows from Operating Activities
Net Income (Loss)	$(90,357)	$368,286
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	31,221	61,809
Amortization of Debt Issuance Costs	1,014	1,461
Loss on Extinguishment of Debt	12,594	5,527
Amortization of Bond Premium on Long-term Debt	(122)	(321)
Deferred Income Taxes	—	210
Unrealized (Gain) Loss of Derivative Instruments	128,398	(344,398)
Loss on Contingent Consideration	125	—
Stock-Based Compensation Expense	769	1,079
Other	(61)	(57)
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(23,694)	10,789
Prepaid and Other Expenses	(1,037)	(251)
Accounts Payable	5,057	(1,514)
Accrued Interest	(2,588)	(2,290)
Accrued Liabilities and Expenses	1,447	327
Net Cash Provided by Operating Activities	62,766	100,654

Cash Flows from Investing Activities
Drilling and Development Capital Expenditures	(33,331)	(78,962)
Acquisition of Oil and Natural Gas Properties	(1,790)	(25,537)
Acquisition Deposit	(17,500)	—
Purchases of Other Property and Equipment	(51)	—
Net Cash Used for Investing Activities	(52,672)	(104,500)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	109,000	25,000
Repayments on Revolving Credit Facility	(378,000)	(15,000)
Repurchases of Second Lien Notes due 2023	(280,249)	(13,277)
Repayment of Unsecured VEN Bakken Note due 2022	(130,000)	—
Debt Issuance Costs Paid	(11,607)	(37)
Issuance of Common Stock	132,900	—
Issuance of Unsecured Notes due 2028	550,000	—
Restricted Stock Surrenders - Tax Obligations	(837)	(396)
Net Cash Used for Financing Activities	(8,793)	(3,710)

Net Increase (Decrease) in Cash and Cash Equivalents	1,301	(7,555)

Cash and Cash Equivalents - Beginning of Period	1,428	16,068

Cash and Cash Equivalents - End of Period	2,729	8,512

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock*		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2020	45,908,779	$448	2,218,732	$2	$1,556,602	$(1,780,357)	$(223,304)

Issuance of Common Stock	138,297	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	916	—	916
Restricted Stock Surrenders - Tax Obligations	(60,529)	—	—	—	(837)	—	(837)
Equity Offerings, Net of Issuance Costs	14,375,000	14	—	—	132,885	—	132,900
Net Loss	—	—	—	—	—	(90,357)	(90,357)

March 31, 2021	60,361,547	$462	2,218,732	$2	$1,689,567	$(1,870,714)	$(180,682)

(In thousands, except share data)	Common Stock*		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2019	40,608,518	$406	1,500,000	$2	$1,431,438	$(873,203)	$558,643

Issuance of Common Stock	5,000	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,263	—	1,263
Restricted Stock Surrenders - Tax Obligations	(33,200)	—	—	—	(396)	—	(396)
Issuance of Preferred Stock, Net of Issuance Costs	—	—	794,702	1	81,211	—	81,212
Net Income	—	—	—	—	—	368,286	368,286

March 31, 2020	40,580,318	$406	2,294,702	$2	$1,513,516	$(504,917)	$1,009,007
__________
*Adjusted for the 1-for-10 reverse stock split. See Note 5.

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in the United States. The Company’s primary strategy is investing in non-operated minority working and mineral interests in oil and gas properties in the United States.

NOTE 2     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial information included herein is unaudited. The balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements for the year ended December 31, 2020. However, such information includes all adjustments (consisting of normal recurring adjustments and change in accounting principles) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020, which were included in the Company’s 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The most significant estimates relate to proved crude oil and natural gas reserves, which includes limited control over future development plans as a non-operator, estimates relating to certain crude oil and natural gas revenues and expenses, fair value of derivative instruments, fair value of contingent consideration, acquisition date fair values of assets acquired and liabilities assumed, impairment of crude oil and natural gas properties, asset retirement obligations and deferred income taxes.  Actual results may differ from those estimates.

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

Revenue Recognition

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. The Company recognizes revenue from its interests in the sales of crude oil and natural gas in the period that its performance obligations are satisfied. Performance obligations are satisfied when the customer obtains control of product, when the Company has no further obligations to perform related to the sale, when the transaction price has been determined and when collectability is probable. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in trade receivables, net in the balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained.

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

The Company’s oil is typically sold at delivery points under contract terms that are common in our industry. The Company’s natural gas produced is delivered by the well operators to various purchasers at agreed upon delivery points under a limited number of contract types that are also common in our industry. Regardless of the contract type, the terms of these contracts compensate the well operators for the value of the oil and natural gas at specified prices, and then the well operators will remit payment to the Company for its share in the value of the oil and natural gas sold.

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three months ended March 31, 2021 and 2020, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two revenue sources, which are oil sales and natural gas and NGL sales, and substantially all of the Company’s revenue comes from one geographic area, the Williston Basin in the United States, primarily in North Dakota and Montana. Oil sales for the three months ended March 31, 2021 and 2020 were $135.6 million and $116.3 million, respectively. Natural gas and NGL sales for the three months ended March 31, 2021 and 2020 were $21.7 million and $13.9 million, respectively.

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the development, exploitation, production and exploration activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three months ended March 31, 2021, the Company’s top four operators made up 55% of total oil and gas sales, compared to 53% for the three months ended March 31, 2020.

The Company faces concentration risk due to the fact that substantially all of its oil and natural gas properties are located in North Dakota, Montana and (after the closing of the Reliance Acquisition described in Note 12) Pennsylvania. As a result, the Company is disproportionately exposed to risks affecting these geographic areas of operations.

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

Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) are computed by dividing net income (loss) attributable to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock options or warrants and vesting of restricted stock awards, and shares issuable upon conversion of the Series A Preferred Stock (see Note 5). The number of potential common shares outstanding are calculated using the treasury stock or if-converted method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2021	2020
Net Income (Loss)	$(90,357)	$368,286
Less: Cumulative Dividends on Preferred Stock	(3,830)	(3,729)
Net Income (Loss) Attributable to Common Stock	$(94,188)	$364,557

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	54,538,099	40,366,253
Plus: Dilutive Effect of Restricted Stock	—	35,470
Plus: Dilutive Effect of Preferred Shares	—	9,319,541
Weighted Average Common Shares Outstanding – Diluted	54,538,099	49,721,264

Net Income (Loss) per Common Share:
Basic	$(1.73)	$9.03
Diluted	$(1.73)	$7.33

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock	120,039	143,818
Preferred Stock	9,881,580	—

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Three Months Ended March 31,
(In thousands)	2021	2020
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$12,525	$15,990
Cash Paid During the Period for Income Taxes	—	—

Non-cash Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	91,072	143,220
Capitalized Asset Retirement Obligations	205	259
Compensation Capitalized on Oil and Gas Properties	147	184

Non-cash Financing Activities:
Issuance of Preferred Stock for 2L Notes Repurchase	—	81,212

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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The Company did not have any impairment of its proved oil and gas properties for the three months ended March 31, 2021 and 2020, respectively.

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

2021 Acquisitions

The Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $4.4 million during the three months ended March 31, 2021. These amounts include $1.8 million of associated development costs.

See Note 12 regarding the Reliance Acquisition, which the Company closed on April 1, 2021.

2020 Acquisitions

The Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $25.5 million during the three months ended March 31, 2020. These amounts include $18.4 million of development costs that occurred prior to the closings of the acquisitions.

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. For the three months ended March 31, 2021 and 2020, unproved properties of $0.2 million and $1.7 million, respectively, were impaired.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consisted of the following as of the dates indicated:

(In thousands)	March 31, 2021	December 31, 2020
Revolving Credit Facility	$263,000	$532,000
Unsecured Notes due 2028	550,000	—
Second Lien Notes due 2023	15,669	287,755
Unsecured VEN Bakken Note due 2022	—	130,000
Total principal	828,669	949,755
Unamortized debt discounts and premiums	140	2,041
Unamortized debt issuance costs(1)	(11,748)	(6,953)
Total debt	817,061	944,843
Less current portion of long-term debt	—	(65,000)
Total long-term debt	$817,061	$879,843
________________
(1)Debt issuance costs related to the Company’s revolving credit facility of $6.1 million and $6.5 million as of March 31, 2021 and December 31, 2020, respectively, are recorded in “Other Noncurrent Assets, Net” on the balance sheets.

2021 First Quarter Refinancing Transactions

During the three months ended March 31, 2021, the Company completed a series of financing transactions related to its debt arrangements, which are summarized as follows:

•completed a common stock offering with net proceeds of $132.9 million, which was primarily intended to finance the cash purchase price for the Reliance Acquisition (see Note 12) that closed on April 1, 2021, but in the interim reduced the Company’s outstanding indebtedness;
•issued $550.0 million in aggregate principal amount of new 8.125% senior unsecured notes due 2028 (the “2028 Notes”), priced at par, with estimated net proceeds of $538.4 million;
•fully repaid and retired all $130.0 million in principal amount of the Company’s 6.0% senior unsecured promissory note due 2022 (the “Unsecured VEN Bakken Note”);
•redeemed and retired $272.1 million in aggregate principal amount of the Company’s 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”) pursuant to a cash tender offer at a cost of $280.2 million including premiums; and
•reduced the amount of borrowings outstanding under the Revolving Credit Facility (defined below) from $532.0 million as of December 31, 2020 to $263.0 million as of March 31, 2021.

Revolving Credit Facility

On November 22, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto, which amended and restated the Company’s prior revolving credit facility that was entered into on October 5, 2018. The Revolving Credit Facility is scheduled to mature on November 22, 2024.

The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. The borrowing base as of March 31, 2021 was $660.0 million. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The April 1st scheduled redetermination shall be based on a January 1st engineering report audited by a third party (reasonably acceptable by the Agent).

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

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, maintain excess cash liquidity, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a pro forma rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under FASB ASC 815 and current maturities under the Revolving Credit Facility, the Second Lien Notes and the Unsecured VEN Bakken Note) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of March 31, 2021.

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

Unsecured Notes due 2028

On February 18, 2021, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (the “2028 Notes Indenture”), pursuant to which the Company issued $550.0 million in aggregate principal amount of the 2028 Notes. The proceeds were used to refinance existing indebtedness, pay a portion of the cash purchase price for the Reliance Acquisition (see Note 12) that closed on April 1, 2021, and for general corporate purposes. The 2028 Notes will mature on March 1, 2028. Interest on the 2028 Notes is payable semi-annually in arrears on each March 1 and September 1, commencing September 1, 2021, to holders of record on the February 15 and August 15 immediately preceding the related interest payment date, at a rate of 8.125% per annum.

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

Second Lien Notes due 2023

In May 2018, the Company issued Second Lien Notes with an aggregate principal amount of $344.3 million (the “Original 2L Notes”) in exchange for certain previously outstanding 8.000% senior unsecured notes due June 1, 2020 (the “Unsecured Notes”). In October 2018, the Company issued an additional $350.0 million aggregate principal amount of Second Lien Notes (the “Additional 2L Notes”), the proceeds of which were used in connection with the retirement of the Company’s prior term loan credit agreement. In addition, as of and through March 31, 2021, the Company had issued another $4.3 million of additional aggregate principal amount of Second Lien Notes pursuant to the interest payment-in-kind provisions thereof.

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

During 2020, the Company repurchased and retired $13.5 million in aggregate principal amount of Second Lien Notes in open market transactions for cash. During 2020, the Company also repurchased and retired $116.5 million in aggregate principal amount of Second Lien Notes pursuant to a number of independent, separately negotiated agreements in exchange for aggregate consideration consisting primarily of shares of Series A Preferred Stock and common stock.

During the three months ended March 31, 2021, the Company completed a cash tender offer (the “Tender Offer”) pursuant to which it redeemed and retired $272.1 million in aggregate principal amount of the Second Lien Notes. Immediately thereafter, there was $15.7 million in aggregate principal amount of Second Lien Notes remaining outstanding, which the Company intends to redeem and retire on or about May 15, 2021.

In connection with the Tender Offer, the Company also obtained the consent of holders to amend the indenture governing the Second Lien Notes (the “2L Indenture”). As a result, on February 18, 2021, the Company entered into the Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) with Wilmington Trust, National Association, as trustee and as collateral agent, which, among other things, amended the 2L Indenture to eliminate substantially all restrictive covenants and certain of the default provisions contained therein.

Unsecured VEN Bakken Note

On July 1, 2019, the Company issued a 6.0% unsecured promissory note due July 1, 2022, in the aggregate principal amount of $130.0 million to VEN Bakken, LLC in connection with the Company’s acquisition of certain oil and gas properties from VEN Bakken, LLC. Fifty percent (50%) of the original principal amount of the Unsecured VEN Bakken Note was required to be repaid by the Company on or before January 1, 2021, and the remaining unpaid principal amount was required to be repaid by the Company on or before July 1, 2022, in each case together with all accrued but unpaid interest thereon. Interest, at a rate of 6.0% per annum, was due quarterly in arrears on the first day of each calendar quarter, commencing on October 1, 2019. The Unsecured VEN Bakken Note did not include any financial maintenance covenants and is unsecured.

On January 4, 2021, the Company repaid $65.0 million in aggregate principal amount under the Unsecured VEN Bakken Note, which was a scheduled repayment thereunder. On February 18, 2021, the Company used a portion of the proceeds from the 2028 Notes to repay the remaining $65.0 million in aggregate principal amount outstanding under the Unsecured VEN Bakken Note, and as a result the note has been retired in full.

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

In connection with the Reverse Stock Split, the number of authorized shares of the Company’s common stock was reduced to 135,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2021, the Company had 60,361,547 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2021, the Company had 2,218,732 shares of preferred stock issued and outstanding, all of which were shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).

The terms of the Series A Preferred Stock are set forth in the Certificate of Designations for the Series A Preferred Stock (the “Certificate of Designations”), as originally filed with the Delaware Secretary of State on November 22, 2019, and as amended thereafter. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding-up. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, cumulative dividends in cash, at a rate of 6.500% per annum on the sum of (i) the $100 liquidation preference per share of Series A Preferred Stock (the “Liquidation Preference”) and (ii) all accumulated and unpaid dividends (if any), payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2020. As of March 31, 2021, no dividends had been declared or paid, and there were $20.1 million of undeclared accumulated dividends on the Series A Preferred Stock. On April 23, 2021, the Company declared a dividend in the amount of $9.9163 per share to be paid on May 15, 2021 to the holders of record of the Series A Preferred Stock as of May 1, 2021. This dividend, which totals $22.0 million in the aggregate, is inclusive of all accrued and unpaid dividends from the original issue date of the Series A Preferred Stock.

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

The Series A Preferred Stock is convertible at the holders’ option (an “Optional Conversion”) into common stock at a conversion rate set forth in the Certificate of Designations, subject to customary adjustments as provided for therein. As of March 31, 2021, the conversion rate was 4.363 shares of common stock for each share of Series A Preferred Stock (which is equivalent to a conversion price of approximately $22.92 per share of common stock). Holders may be entitled to additional shares of common stock or cash in connection with a conversion that occurs in connection with a Fundamental Change (as defined in the Certificate of Designations). The Series A Preferred Stock is convertible at the Company’s option (a “Mandatory Conversion”) if the closing sale price of the Company’s common stock equals or exceeds 145% of the conversion price for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days. A Mandatory Conversion would also entitle the holder to a cash payment equal to eight semi-annual dividend payments, less an amount equal to all cash dividend payments made in respect of such holder’s shares of Series A Preferred Stock prior to such Mandatory Conversion. The occurrence of any Optional Conversion or Mandatory Conversion is subject to various terms and limitations set forth in the Certificate of Designations.

The Certificate of Designations also sets forth additional information relating to the payment of dividends, voting, conversion rights, consent rights, liquidation rights, the ranking of the Series A Preferred Stock in comparison with the Company’s other securities, and other matters.

2021 Activity

Common Stock

On February 9, 2021, the Company closed an underwritten public offering (the “Equity Offering”) of 14,375,000 shares of its common stock at a price to the public of $9.75 per share. The Equity Offering resulted in net proceeds of approximately $132.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

During the three months ended March 31, 2021, 60,529 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $0.8 million, which is based on the market prices on the dates the shares were surrendered.

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the three months ended March 31, 2021 and March 31, 2020, the Company did not repurchase shares of its common stock under the stock repurchase program. The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are now included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION

The Company maintains its 2018 Equity Incentive Plan (the “2018 Plan”), which replaced the Company’s prior 2013 Incentive Plan (the “2013 Plan”), for making equity-based awards to employees, directors and other eligible persons. No future awards will be made under the 2013 Plan. The 2013 Plan continues to govern awards that were made thereunder, which remain in effect pursuant to their terms. As of March 31, 2021, there were 769,755 shares available for future awards under the 2018 Plan.

In connection with the Reverse Stock Split (see Note 5), the Company reduced the number of shares of common stock available for issuance under the Company’s equity incentive plans in proportion to the Reverse Stock Split ratio of 1-for-10. The Reverse Stock Split also reduced the number of shares of common stock issuable upon the vesting of its RSAs in proportion to the Reverse Stock Split ratio of 1-for-10 and caused a proportionate increase in share-based performance criteria applicable to such awards. The Reverse Stock Split has no impact on Net Income (Loss) or total Stockholders’ Equity and for the three months ended March 31, 2021 and 2020.

The Company recognizes the fair value of stock-based compensation awards expected to vest over the requisite service period as a charge against earnings, net of amounts capitalized. The Company’s stock-based compensation awards are accounted for as equity instruments and are included in the “General and administrative expenses” line item in the unaudited statements of operations. The Company capitalizes a portion of stock-based compensation for employees who are directly involved in the acquisition of oil and natural gas properties into the full cost pool. Capitalized stock-based compensation is included in the “Oil and natural gas properties” line item in the unaudited balance sheets.

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

The following table reflects the outstanding RSAs and activity related thereto for the three months ended March 31, 2021:

	Service-based Awards		Service and Performance-based Awards		Service and Market-based Awards		Service, Performance, and Market-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2020	268,602	$10.44	16,250	$27.00	5,245	$16.70	39,200	$9.80
Shares granted	138,297	11.76	—	—	—	—	—	—
Shares forfeited	—	—	—	—	—	—	—	—
Shares vested	(91,071)	10.60	(16,250)	27.00	(5,245)	16.70	(19,600)	9.80
Outstanding at March 31, 2021	315,828	$10.97	—	$—	—	$—	19,600	$9.80

At March 31, 2021, there was $3.8 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 1.2 years. For the three months ended March 31, 2021 and 2020, the total fair value of the Company’s restricted stock awards vested was $1.8 million and $1.2 million, respectively.

NOTE 7     RELATED PARTY TRANSACTIONS

The Company’s Audit Committee is responsible for approving all transactions involving related parties.

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

The Company’s interests in certain crude oil and natural gas leases from the State of North Dakota are subject to an ongoing dispute over the ownership of minerals underlying the bed of the Missouri River within the boundaries of the Fort Berthold Reservation.  The ongoing dispute is between the State of North Dakota and three affiliated tribes, both of whom have purported to lease mineral rights in tracts of riverbed within the reservation boundaries. In the event the ongoing dispute results in a final judgment that is adverse to the Company’s interests, the Company would be required to reverse approximately $4.3 million in revenue (net of accrued taxes) that has been accrued since the first quarter of 2013 based on the Company’s purported interest in the crude oil and natural gas leases at issue. Due to the long-term nature of this title dispute, the $4.3 million in accounts receivable is included in “Other Noncurrent Assets, Net” in the condensed balance sheets. The Company fully maintains the validity of its interests in the crude oil and natural gas leases.

NOTE 9     INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2021 and 2020 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income due to the recognition of a full valuation allowance during both the three months ended March 31, 2021 and 2020, respectively.

In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized. In making such determination, the Company considers all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies. If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance. The Company assesses the appropriateness of its valuation allowance on a quarterly basis. At March 31, 2021 and December 31, 2020, the Company maintains a full valuation allowance on its net DTAs.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	Fair Value Measurements at March 31, 2021 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$2,005	$—
Commodity Derivatives – Noncurrent Assets	—	356	—
Commodity Derivatives – Current Liabilities	—	(34,508)	—
Commodity Derivatives – Noncurrent Liabilities	—	(61,808)	—
Interest Rate Derivatives – Current Liabilities	—	(600)	—
Interest Rate Derivatives – Noncurrent Liabilities	—	(179)	—
Total	$—	$(94,734)	$—

	Fair Value Measurements at December 31, 2020 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$51,290	$—
Commodity Derivatives – Current Liabilities	—	(2,504)	—
Commodity Derivatives – Noncurrent Assets	—	111	—
Commodity Derivatives – Noncurrent Liabilities	—	(14,214)	—
Interest Rate Derivatives – Current Liabilities	—	(574)	—
Interest Rate Derivatives – Noncurrent Liabilities	—	(445)	—
Total	$—	$33,664	$—

Commodity Derivatives. The Level 2 instruments presented in the tables above consist of commodity derivative instruments (see Note 11).  The fair value of the Company’s commodity derivative instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of commodity derivative contracts is reflected in the condensed balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Interest Rate Derivatives. The Level 2 instruments presented in the tables above consist of interest rate derivative instruments (see Note 11).  The fair value of the Company’s interest rate derivative instruments is determined based upon contracted notional amounts, active market-quoted LIBOR yield curves, and time to maturity, among other things. Counterparty statements are utilized to determine the value of the interest rate derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of interest rate derivative contracts is reflected in the condensed balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Fair Value of Other Financial Instruments

The carrying amounts of cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments.

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium or discount (see Note 4).  The fair value of the Company’s Second Lien Notes was

$16.0 million and $256.1 million at March 31, 2021 and December 31, 2020, respectively. The fair value of the Company’s 2028 Notes was $547.3 million at March 31, 2021. The fair value of the Company’s Second Lien Notes and 2028 Notes are based on active market quotes, which represent Level 1 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the LIBOR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents a Level 2 input.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the three months ended March 31, 2021 were approximately $0.2 million.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the three months ended March 31, 2021.

NOTE 11     DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes commodity price swaps, basis swaps, swaptions and call options to (i) reduce the effects of volatility in price changes on the crude oil and natural gas commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending. In addition, from time to time the Company utilizes interest rate swaps to mitigate exposure to changes in interest rates on the Company’s variable-rate indebtedness.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed financial statements:

	Three Months Ended March 31,
(In thousands)	2021	2020
Gain (Loss) on Settled Commodity Derivatives	$(7,297)	$31,506
Gain (Loss) on Unsettled Commodity Derivatives	(128,638)	345,075
Gain (Loss) on Commodity Derivatives, Net	$(135,935)	$376,581

The following table summarizes open commodity derivative positions as of March 31, 2021, for commodity derivatives that were entered into through March 31, 2021, for the settlement period presented:

	2021	2022	2023	2024
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	6,350,574	4,218,250	112,500	—
Weighted-Average Price ($/Bbl)	$54.80	$51.66	$51.65	$—
WTI NYMEX - Swaptions(1):
Volume (Bbl)	—	1,496,125	3,691,000	—
Weighted-Average Price ($/Bbl)	$—	$50.13	$50.31	$—
Bakken Crude UHC to WTI NYMEX - Basis Swaps:
Volume (Bbl)	4,155,800	—	—	—
Weighted-Average Price ($/Bbl)	$(2.40)	$—	$—	$—
WTI NYMEX - Call Options(1):
Volume (Bbl)	—	—	365,000	1,275,000
Weighted-Average Price ($/Bbl)	$—	$—	$55.00	$52.89

Natural Gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	22,637,745	5,450,000	—	—
Weighted-Average Price ($/MMBtu)	$2.81	$2.80	$—	$—
Waha Inside FERC to Henry Hub - Basis Swaps:
Volume (MMBtu)	69,000	—	—	—
Weighted-Average Differential ($/MMBtu)	$(0.28)	$—	$—	$—
Columbia/TCO-POOL - Basis Swaps:
Volume (MMBtu)	1,959,697	1,067,187	—	—
Weighted-Average Differential ($/MMBtu)	$(0.45)	$(0.43)	$—	$—
Dominion - App - Basis Swaps:
Volume (MMBtu)	653,232	355,729	—	—
Weighted-Average Differential ($/MMBtu)	$(0.64)	$(0.64)	$—	$—
NE - TETCO M2 - Basis Swaps:
Volume (MMBtu)	3,919,394	2,134,374	—	—
Weighted-Average Differential ($/MMBtu)	$(0.68)	$(0.71)	$—	$—

NGL:
TET-OPIS - Swaps:
Volume (Bbl)	92,000	—	—	—
Weighted-Average Price ($/Bbl)	$34.34	$—	$—	$—
______________
(1)Swaptions are crude oil derivative contracts that give counterparties the option to extend certain derivative contracts for additional periods. Call Options are crude oil derivative contracts sold by the Company that give counterparties the option to exercise certain derivative contracts. The volumes and prices reflected as Swaptions and Call Options in this table will only be effective if the options are exercised by the applicable counterparties.

Interest Rate Derivative Instruments

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of March 31, 2021, the Company had interest rate swaps with a total notional amount of $200.0 million. The settlement of these derivative instruments is recognized as a component of interest expense in the condensed statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the condensed statements of operations.

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at March 31, 2021 and December 31, 2020, respectively.  Certain amounts may be presented on a net basis on the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

Type of Commodity	Balance Sheet Location	March 31, 2021 Estimated Fair Value	December 31, 2020 Estimated Fair Value
Derivative Assets:		(In thousands)
Commodity Price Swap Contracts	Current Assets	$6,390	$52,702
Commodity Basis Swap Contracts	Current Assets	325	37
Commodity Price Swaptions Contracts	Current Assets	246	—
Commodity Price Swap Contracts	Noncurrent Assets	1,478	3,479
Commodity Price Swaptions Contracts	Noncurrent Assets	749	—
Interest Rate Swap Contracts	Noncurrent Assets	5	—
Total Derivative Assets		$9,193	$56,218

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(29,497)	$(3,434)
Commodity Basis Swap Contracts	Current Liabilities	(6,367)	(519)
Commodity Price Swaptions Contracts	Current Liabilities	(3,601)	—
Interest Rate Swap Contracts	Current Liabilities	(599)	(574)
Commodity Price Swap Contracts	Noncurrent Liabilities	(8,381)	(399)
Interest Rate Swap Contracts	Noncurrent Liabilities	(184)	(445)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(12,222)	—
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(43,076)	(17,184)
Total Derivative Liabilities		$(103,927)	$(22,554)

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

	Estimated Fair Value at March 31, 2021
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$6,961	$(4,956)	$2,005
Non-Current Assets	2,232	(1,876)	356
Total Derivative Assets	$9,193	$(6,833)	$2,360

Offsetting of Derivative Liabilities:
Current Liabilities	$(40,064)	$4,956	$(35,108)
Non-Current Liabilities	(63,863)	1,876	(61,987)
Total Derivative Liabilities	$(103,927)	$6,833	$(97,094)

	Estimated Fair Value at December 31, 2020
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$52,739	$(1,449)	$51,290
Non-Current Assets	3,479	(3,369)	111
Total Derivative Assets	$56,218	$(4,817)	$51,401

Offsetting of Derivative Liabilities:
Current Liabilities	$(4,527)	$1,449	$(3,078)
Non-Current Liabilities	(18,028)	3,369	(14,659)
Total Derivative Liabilities	$(22,554)	$4,817	$(17,737)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of March 31, 2021.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at March 31, 2021 and December 31, 2020.

NOTE 12     SUBSEQUENT EVENT

Reliance Acquisition

On April 1, 2021, the Company completed its acquisition (the “Reliance Acquisition”) of certain oil and gas properties, interests and related assets pursuant to that certain purchase and sale agreement (the “PSA”) with Reliance Marcellus, LLC (“Reliance”), which was entered into on February 3, 2021, but with an effective date of July 1, 2020. The assets acquired by the Company at closing consisted of approximately 95.3 net producing wells and 24.9 net wells in progress, as well as approximately 61,712 net acres, all of which is located in the Appalachian Basin in Pennsylvania.

Upon closing on April 1, 2021, the Company paid closing consideration to Reliance consisting of (i) $120.9 million in cash (which includes a $17.5 million cash deposit previously paid by the Company upon the execution of the PSA and held in escrow in accordance with the terms of the PSA) and (ii) warrants (the “Warrants”) to purchase 3,250,000 shares of the Company’s common stock at an exercise price equal to $14.00 per share (subject to certain customary purchase price adjustments), which are generally exercisable from June 30, 2021 until April 1, 2028. The cash portion of the consideration is net of preliminary and customary purchase price adjustments and remains subject to final post-closing settlement between the Company and Reliance. The Company has considered the disclosure requirements of ASC 805-10-50-2 and ASC 805-10-50-4 but has not included certain required disclosures in this report due to the timing of the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”).  All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, indebtedness covenant compliance, capital expenditures, production, cash flow, borrowing base under our revolving credit facility, and impairment are forward-looking statements.  When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “continue,” “anticipate,” “target,” “could,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes.  Items contemplating or making assumptions about actual or potential future production sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

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

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results achieved may differ materially from expected results described in these statements. You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated by subsequent reports we file with the SEC (including this report), which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

The following discussion should be read in conjunction with the unaudited Condensed Financial Statements and accompanying Notes to Condensed Financial Statements appearing elsewhere in this report.

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in the premier basins within the United States.  Using this strategy, we had participated in 6,688 gross (482.3 net) producing wells as of March 31, 2021. As of March 31, 2021, we had leased approximately 182,972 net acres, of which approximately 90% were developed and substantially all were located in the Williston Basin in the United States.

Our average daily production in the first quarter of 2021 was approximately 38,417 Boe per day, of which approximately 76% was oil. This was a 8% increase in production compared to the fourth quarter of 2020, primarily due to the return of shut-in and curtailed production and new wells added to production. During the three months ended March 31, 2021, we added 6.7 net wells to production, compared to 7.3 net wells added to production in the first quarter of 2020.

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

•Interest expense.  We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings.  As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.  We capitalize a portion of the interest paid on applicable borrowings into our unproven cost pool.  We include interest expense that is not capitalized into the full cost pool, the amortization of deferred financing costs and bond premiums (including origination and amendment fees), commitment fees and annual agency fees as interest expense.

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

•our ability to continue to identify and acquire high-quality acreage and drilling opportunities; and

•the level of our operating expenses.

In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage and wells in the Williston Basin and (after the closing of the Reliance Acquisition) the Appalachian Basin subjects our operating results to factors specific to these regions.  These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, as well as infrastructure limitations, transportation capacity, regulatory matters and other factors that may specifically affect one or both of these regions.

The price of oil in the Williston Basin can vary depending on the market in which it is sold and the means of transportation used to transport the oil to market. Additional pipeline infrastructure has increased takeaway capacity in the Williston Basin which has improved wellhead values in the region, specifically the Dakota Access Pipeline (“DAPL”) which has given the region low-cost transportation with access to Gulf Coast markets. However, DAPL is subject to ongoing litigation and regulatory review that could threaten its continued operation. During any period that DAPL is forced to shut down, we would expect our average oil price differential to increase, although it is difficult to predict with any precision what effect this would have.

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  Thus, our operating results are also affected by changes in the oil price differentials between the NYMEX and the sales prices we receive for our oil production. Our oil price differential to the NYMEX benchmark price during the first quarter of 2021 was $6.56 per barrel, as compared to $8.50 per barrel in the first quarter of 2020. Fluctuations in our oil price differential are due to several factors such as takeaway capacity relative to production levels, regional storage capacity, and seasonal refinery maintenance temporarily depressing crude demand.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  During the first three months of 2021, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $6.9 million, compared to $7.5 million for the wells we elected to participate in during 2020.

Market Conditions

The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand.  Being primarily an oil producer, we are more significantly impacted by changes in oil prices than by changes in the price of natural gas, although the natural gas properties acquired in the Reliance Acquisition will lessen this disparity.  World-wide supply in terms of output, especially production from properties within the United States, the production quota set by OPEC, and the strength of the U.S. dollar can adversely impact oil prices.  Historically, commodity prices have been volatile and we expect the volatility to continue in the future.  Factors impacting the future oil supply balance are world-wide demand for oil, as well as the growth in domestic oil production.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$3.37	$1.91
Oil (per Bbl)	$58.13	$45.57
_________
(1)Based on average NYMEX closing prices.

For the three months ended March 31, 2021, the average NYMEX pricing was $58.13 per barrel of oil, or 28% higher than the average NYMEX price per barrel for the comparable period in 2020.  Our realized oil price after reflecting settled commodity derivatives was 5% higher in the first quarter of 2021 than in the first quarter of 2020 due to the higher average NYMEX price per barrel and a lower oil price differential, partially offset by the loss on settled oil derivatives in the first quarter of 2021 versus a gain on settled oil derivatives in the first quarter of 2020.

For the three months ended March 31, 2021, the average NYMEX pricing for natural gas was $3.37 per Mcf, or 76% higher than in the comparable period in 2020.  Our realized natural gas price after reflecting settled commodity derivatives was 50% higher in the first quarter of 2021 than in the first quarter of 2020 due to the higher average NYMEX natural gas price. In addition, we saw a higher uplift from increased pricing on NGLs. However, these factors were partially offset by the loss on settled natural gas derivatives in the first quarter of 2021 versus the first quarter of 2020.

As of March 31, 2021, we had a total volume on open crude oil price swaps of 10.7 million barrels at a weighted average price of approximately $53.52 per barrel. As of March 31, 2021, we had a total volume on open natural gas price swaps of 28.1 million MMbtu at a weighted average price of approximately $2.81 per MMbtu. See Note 11 to the condensed financial statements.

Results of Operations for the Three Months Ended March 31, 2021 and March 31, 2020

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended March 31,
	2021	2020	% Change
Net Production:
Oil (Bbl)	2,630,178	3,138,380	(16)%
Natural Gas and NGLs (Mcf)	4,964,263	5,049,120	(2)%
Total (Boe)	3,457,555	3,979,900	(13)%

Net Sales (in thousands):
Oil Sales	$135,647	$116,333	17%
Natural Gas and NGL Sales	21,684	13,863	56%
Gain (Loss) on Settled Commodity Derivatives	(7,297)	31,506
Gain (Loss) on Unsettled Commodity Derivatives	(128,638)	345,075
Other Revenue	1	8
Total Revenues	21,397	506,785

Average Sales Prices:
Oil (per Bbl)	$51.57	$37.07	39%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(2.32)	10.04
Oil Net of Settled Oil Derivatives (per Bbl)	49.25	47.11	5%

Natural Gas and NGLs (per Mcf)	4.37	2.75	59%
Effect of Gain (Loss) on Settled Natural Gas Derivatives on Average Price (per Mcf)	(0.24)	—
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	4.13	2.75	50%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	45.50	32.71	39%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	(2.11)	7.92
Realized Price on a Boe Basis Including Settled Commodity Derivatives	43.39	40.63	7%

Operating Expenses (in thousands):
Production Expenses	$34,312	$37,335	(8)%
Production Taxes	13,453	11,896	13%
General and Administrative Expenses	6,782	4,871	39%
Depletion, Depreciation, Amortization and Accretion	31,221	61,809	(49)%

Costs and Expenses (per Boe):
Production Expenses	$9.92	$9.38	6%
Production Taxes	3.89	2.99	30%
General and Administrative Expenses	1.96	1.22	61%
Depletion, Depreciation, Amortization and Accretion	9.03	15.53	(42)%

Net Producing Wells at Period End	482.3	464.8	4%

Oil and Natural Gas Sales

In the first quarter of 2021, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, increased 21% as compared to the first quarter of 2020, driven by a 39% increase in realized prices, excluding the effect of settled commodity derivatives, offset by a 13% decrease in production. The higher average realized price in the first quarter of 2021 as compared to the same period in 2020 was partially driven by higher average NYMEX oil prices and a lower oil price differential. Oil price differential during the first quarter of 2021 was $6.56 per barrel, as compared to $8.50 per barrel in the first quarter of 2020. The higher average realized price in the first quarter of 2021 as compared to the same period in 2020 was also driven by a 59% increase in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, in the first quarter of 2021 compared to the same period of 2020. See “Market Conditions” above.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Our acquisition program is a significant driver of our net well additions in certain years. Curtailments, shut-ins and reduced development activity due to the significant decline in commodity prices during 2020 drove our 13% decrease in production levels in the first quarter of 2021 compared to the same period in 2020. See “Impacts of COVID-19 Pandemic and Economic Environment” above.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a loss of $135.9 million in the first quarter of 2021, compared to a gain of $376.6 million in the first quarter of 2020. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first quarter of 2021, we realized a loss on settled commodity derivatives of $7.3 million, compared to a $31.5 million gain in the first quarter of 2020. The decrease in settled derivatives was primarily due to a significant increase in the average NYMEX oil price in the first quarter of 2021 compared to the same period of 2020. During the first quarter of 2021, our derivative settlements included 2.2 million barrels of oil at an average settlement price of $55.66 per barrel. During the first quarter of 2020, our commodity derivative settlements included 2.7 million barrels of oil at an average settlement price of $57.93 per barrel. The average NYMEX oil price for the first quarter of 2021 was $58.13 compared to $45.57 for the first quarter of 2020. Our average realized price (including all commodity derivative cash settlements) in the first quarter of 2021 was $43.39 per Boe compared to $40.63 per Boe in the first quarter of 2020. The gain (loss) on settled derivatives decreased our average realized price per Boe by $2.11 in the first quarter of 2021 and increased our average realized price per Boe by $7.92 in the first quarter of 2020.

Unsettled commodity derivative gains and losses was a loss of $128.6 million in the first quarter of 2021, compared to a gain of $345.1 million in the first quarter of 2020. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At March 31, 2021, all of our derivative contracts are recorded at their fair value, which was a net liability of $94.7 million, a decrease of $128.4 million from the $33.7 million net asset recorded as of December 31, 2020. The decrease at March 31, 2021 as compared to December 31, 2020 was primarily due to changes in forward oil prices relative to prices on our open oil derivative contracts since December 31, 2020. Our open oil derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $34.3 million in the first quarter of 2021, compared to $37.3 million in the first quarter of 2020. On a per unit basis, production expenses increased from $9.38 per Boe in the first quarter of 2020 to $9.92 per Boe in the first quarter of 2021 due in large part to a 13% decrease in our production volumes, which reduced the production base over which fixed costs are spread. On an absolute dollar basis, the decrease in our production expenses in the first quarter of 2021, as compared to the first quarter of 2020, was primarily due to a 13% decrease in production levels which was partially offset by a 4% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $13.5 million in the first quarter of 2021 compared to $11.9 million in the first quarter of 2020. The increase is due to higher realized prices which increased our oil and natural gas sales in the first quarter of 2021 as compared to the first quarter of 2020. As a percentage of oil and natural gas sales, our production taxes were 8.6% and 9.1% in the first quarter of 2021 and 2020, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales. Oil sales are taxed at a higher rate than gas sales.

General and Administrative Expenses

General and administrative expenses were $6.8 million in the first quarter of 2021 compared to $4.9 million in the first quarter of 2020. The increase was primarily due to $2.5 million in acquisition-related costs in connection with the Reliance Acquisition and a $0.3 million increase in compensation expense, which was partially offset by $0.8 million reduction in professional fees.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $31.2 million in the first quarter of 2021, compared to $61.8 million in the first quarter of 2020. Depletion expense, the largest component of DD&A, decreased by $30.6 million in the first quarter of 2021 compared to the first quarter of 2020. The aggregate decrease in depletion expense was driven by a 13% decrease in production levels coupled with a 42% decrease in the depletion rate per Boe. On a per unit basis, depletion expense was $8.91 per Boe in the first quarter of 2021 compared to $15.44 per Boe in the first quarter of 2020. The lower depletion rate per Boe was primarily driven by the decrease in our depletable base as a result of the impairment of oil and natural gas properties during 2020. Depreciation, amortization and accretion was $0.4 million in each of the first quarters of 2021 and 2020, respectively. The following table summarizes DD&A expense per Boe for the first quarter of 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Depletion	$8.91	$15.44	$(6.53)	(42)%
Depreciation, Amortization and Accretion	0.12	0.09	0.03	33%
Total DD&A Expense	$9.03	$15.53	$(6.50)	(42)%

Interest Expense

Interest expense, net of capitalized interest, was $13.5 million in the first quarter of 2021 compared to $16.6 million in the first quarter of 2020. The decrease in interest expense was primarily due to lower interest rates on the debt outstanding and reduced debt levels in the first quarter of 2021 compared to the first quarter of 2020.

Loss on the Extinguishment of Debt

    As a result of our refinancing transactions during the first quarter of 2021 (see Note 4 to our condensed financial statements), we recorded a loss on the extinguishment of debt of $12.6 million based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof. As a result of a series of exchange transactions of our Second Lien Notes during the first quarter of 2020, we recorded a loss on the extinguishment of debt of $5.5 million based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof.

Income Tax

During the first quarters of 2021 and 2020, no income tax expense (benefit) was recorded on the income (loss) before income taxes, due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization.

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

During the first quarter of 2021, we entered into an agreement to acquire producing natural gas properties in the Appalachian Basin from Reliance Marcellus, LLC (the “Reliance Acquisition”), which closed on April 1, 2021. At closing, we paid closing consideration consisting of (i) $120.9 million in cash (which includes a $17.5 million cash deposit that we had previously paid into escrow) and (ii) warrants to purchase 3,250,000 shares of the Company’s common stock at an exercise price equal to $14.00 per share. See Note 12 to our condensed financial statements for further details regarding the Reliance Acquisition.

Also during the first quarter of 2021, we completed a number of significant financing transactions, including:

•completed a common stock offering with net proceeds of $132.9 million, which was primarily intended to finance the cash purchase price for the Reliance Acquisition that closed on April 1, 2021, but in the interim reduced our outstanding indebtedness;

•issued $550.0 million in aggregate principal amount of new 8.125% senior unsecured notes due 2028 (the “2028 Notes”), priced at par, with estimated net proceeds of $538.4 million;

•fully repaid and retired all $130.0 million in principal amount of our 6.0% senior unsecured promissory note due 2022 (the “Unsecured VEN Bakken Note”);

•redeemed and retired $272.1 million in aggregate principal amount of our 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”) pursuant to a cash tender offer; and

•reduced the amount of borrowings outstanding under our Revolving Credit Facility from $532.0 million as of December 31, 2020 to $263.0 million as of March 31, 2021.

See Note 4 to our condensed financial statements for further details regarding these financing transactions.

As of March 31, 2021, we had outstanding debt consisting of $263.0 million of borrowings under our Revolving Credit Facility, $550.0 million aggregate principal amount of 2028 Notes, and $15.7 million aggregate principal amount of Second Lien Notes. We had total liquidity of $399.7 million as of March 31, 2021, consisting of $397.0 million of borrowing availability under the Revolving Credit Facility and $2.7 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 76% and 79% of our total production volumes in the first quarter of 2021 and 2020, respectively. We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. In 2020, we hedged approximately 89% of our production. For the three months ended March 31, 2021, we hedged approximately 79% of our production. For a summary as of March 31, 2021, of our open commodity swap contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

Working Capital

Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, collection of receivables, expenditures related to our development and production operations and the impact of our outstanding derivative instruments.

At March 31, 2021, we had a working capital deficit of $53.5 million, compared to $56.8 million at December 31, 2020. Current assets decreased by $23.2 million and current liabilities decreased by $26.5 million at March 31, 2021, compared to December 31, 2020. The decrease in current assets is primarily due to a decrease in our derivative instruments of $49.3 million due to the change in fair value as a result of the commodity price environment, which was partially offset by a $23.8 million increase in our accounts receivable due to higher commodity prices. The change in current liabilities is due to a decrease in the current portion of our long-term debt of $65.0 million related to our Unsecured VEN Bakken Note, partially offset by a $9.0 million increase in our accounts payable and accrued liabilities due in part to increased completion activity levels on our properties and a $32.0 million increase in our derivative instruments due to the change in fair value as a result of the commodity price environment.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. The Company typically enters into commodity derivative transactions covering a substantial, but varying, portion of its anticipated future oil and gas production for the next 12 to 24 months. Our cash flows for the three months ended March 31, 2021 and 2020 are presented below:

	Three Months Ended March 31,
	2021	2020
	(in thousands, unaudited)
Net Cash Provided by Operating Activities	$62,766	$100,654
Net Cash Used for Investing Activities	(52,672)	(104,500)
Net Cash Used for Financing Activities	(8,793)	(3,710)
Net Change in Cash	$1,301	$(7,555)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $62.8 million, compared to $100.7 million in the same period of the prior year. This decrease was due to lower production volumes and changes in working capital which was partially offset by higher realized prices (including the effect of settled derivatives) and lower interest costs. Net cash provided by operating activities is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the three months ended March 31, 2021 was a decrease of $20.8 million compared to an increase of $7.1 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the three months ended March 31, 2021 and 2020 were $52.7 million and $104.5 million, respectively. The decrease in cash used in investing activities for the first three months of 2021 as compared to the same period of 2020 was attributable to a $69.4 million decrease in our development and acquisition spending. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $91.1 million and $143.2 million at March 31, 2021 and 2020, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the three months ended March 31, 2021, our capitalized costs incurred for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $38.0 million, while the actual cash spend in this regard amounted to $35.1 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the three months ended March 31, 2021 and 2020 are summarized in the following table:

	Three Months Ended March 31,
	2021	2020
	(in millions, unaudited)
Drilling and Development Capital Expenditures	$33.0	$78.6
Acquisition of Oil and Natural Gas Properties	1.8	25.5
Other Capital Expenditures	0.3	0.4
Total	$35.1	$104.5

Cash Flows from Financing Activities

Net cash used for financing activities was $8.8 million during the three months ended March 31, 2021, compared to net cash used for financing activities of $3.7 million during the three months ended March 31, 2020. For the three months ended March 31, 2021, cash used for financing activities was primarily related to $280.2 million in repurchases of Second Lien Notes, retirement of our Unsecured VEN Bakken Note of $130.0 million and $269.0 million of net repayments under our Revolving Credit Facility, which was partially offset by $538.4 million of net proceeds from our offering of 2028 Notes and $132.9 million of net proceeds from our offering of common stock. For the three months ended March 31, 2020, cash used for financing activities was primarily related to $13.3 million in repurchases of Second Lien Notes, which was partially offset by $10.0 million of net borrowings under our Revolving Credit Facility.

Revolving Credit Facility

In November 2019, we entered into a revolving credit facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto (the “Revolving Credit Facility”), which amended and restated our existing revolving credit facility that was entered into on October 5, 2018. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of March 31, 2021, the Revolving Credit Facility had a borrowing base of $660.0 million and we had $263.0 million in borrowings outstanding under the facility, leaving $397.0 million in available borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Unsecured Notes due 2028

As of March 31, 2021, we had $550.0 million in outstanding principal amount of our 8.125% senior unsecured notes due 2028. See Note 4 to our condensed financial statements for further details regarding the 2028 Notes.

Second Lien Notes due 2023

As of March 31, 2021, we had $15.7 million in outstanding principal amount of our 8.500% senior secured second lien notes due 2023. See Note 4 to our condensed financial statements for further details regarding the Second Lien Notes.

Series A Preferred Stock

As of March 31, 2021, we had 2,218,732 outstanding shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), having an aggregate liquidation preference of $221.9 million (excluding accumulated dividends). See Note 5 to our condensed financial statements for further details regarding the Series A Preferred Stock.

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

Contractual Obligations and Commitments

Please see our disclosure of contractual obligations and commitments as of December 31, 2020, included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Significant Accounting Policies

Our critical accounting policies involving significant estimates include impairment testing of natural gas and crude oil production properties, asset retirement obligations, revenue recognition, derivative instruments and hedging activity, and income taxes.  There were no material changes in our critical accounting policies involving significant estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

A description of our critical accounting policies was provided in Note 2 to our financial statements provided in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and, except as set forth below, have not materially changed since that report was filed.

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

The following table summarizes our open crude oil swap contracts as of March 31, 2021, by fiscal quarter.

Settlement Period	Oil (Barrels)	Weighted Average Price ($)
Swaps-Crude Oil(1)
2021:
Q2	2,179,458	$56.38
Q3	2,085,410	54.14
Q4	2,085,706	53.79
2022:
Q1	1,170,000	$51.92
Q2	978,250	51.51
Q3	1,035,000	51.58
Q4	1,035,000	51.58
2023:
Q1	112,500	$51.65
_____________

(1)This table does not include volumes subject to swaptions and call options, which are crude oil derivative contracts we have entered into which may increase our swapped volumes at the option of our counterparties. See Note 11 to our condensed financial statements for further details regarding our commodity derivatives, including the swaptions and call options that are not included in the foregoing table.

The following table summarizes our open natural gas swap contracts as of March 31, 2021, by fiscal quarter.

Contract Period	Gas (MMBTU)	Weighted Average Price ($)
Swaps-Natural Gas
2021:
Q2	4,874,507	$2.79
Q3	8,979,028	2.82
Q4	8,784,210	2.82
2022:
Q1	2,700,000	$2.98
Q2	910,000	2.61
Q3	920,000	2.61
Q4	920,000	2.61

See Note 11 to our condensed financial statements for further details regarding our commodity derivatives, including basis swap contracts for both crude oil and natural gas, which are not included in the foregoing tables.

Interest Rate Risk

Our long-term debt as of March 31, 2021 is comprised of borrowings that contain fixed and floating interest rates. The Second Lien Notes and our 2028 Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at the base rate or LIBOR, plus an applicable margin. The base rate is a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans ranges from 200 to 300 basis points, in each case depending on the percentage of the borrowing base utilized. Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December. All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of March 31, 2021, we had interest rate swaps with a total notional amount of $200.0 million.

As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at March 31, 2021 would cost us approximately $0.6 million in additional annual interest expense.

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

As of March 31, 2021, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, of our common stock during the quarter ended March 31, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
January 1, 2021 to January 31, 2021	876	$8.76	—	$ 68.1 million
Month #2
February 1, 2021 to February 28, 2021	—	—	—	68.1 million
Month #3
March 1, 2021 to March 31, 2021	59,653	13.91	—	68.1 million
Total	60,529	$13.84	—	$ 68.1 million
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

Item 6.  Exhibits.

Exhibit No.	Description	Reference
2.1	Purchase and Sale Agreement, dated February 3, 2021, between Northern Oil and Gas, Inc. and Reliance Marcellus, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2021
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018
3.4	Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated November 22, 2019	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
3.5	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 2, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2020
3.6	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 17, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2020
4.1	Indenture, dated May 15, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.50% Senior Secured Second Lien Notes due 2023)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
4.2	First Supplemental Indenture, dated September 18, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
4.3	Second Supplemental Indenture, dated October 5, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
4.4	Third Supplemental Indenture, dated November 22, 2019, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
4.5	Fourth Supplemental Indenture, dated February 18, 2021, among the Company and Wilmington Trust, National Association, as trustee and collateral agent	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
4.6	Indenture, dated February 18, 2021, between the Company and Wilmington Trust, National Association, as trustee (including Form of 8.125% Senior Note due 2028)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
4.7	Warrant to Purchase Common Shares, dated April 1, 2021, by and between Northern Oil and Gas, Inc. and Reliance Marcellus, LLC	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2021

10.1	Second Amendment to the Second Amended and Restated Credit Agreement, dated February 3, 2021, by and among Northern Oil and Gas, Inc. and Wells Fargo Bank, National Association and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2021
10.2	Purchase Agreement, dated February 8, 2021, between Northern Oil and Gas, Inc. and BofA Securities, Inc., as representative of the several initial purchasers listed in Schedule I thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2021
10.3	Registration Rights Agreement, dated April 1, 2021, by and between Northern Oil and Gas, Inc. and Reliance Marcellus, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2021
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	May 7, 2021	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer and principal executive officer (on behalf of Registrant)

Date:	May 7, 2021	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal accounting officer