Form 10-Q
period 2021-06-30
NORTHERN OIL & GAS, INC.
filed 2021-08-05
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 4, 2021, there were 66,172,097 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2021

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS

(In thousands, except par value and share data)	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$4,843	$1,428
Accounts Receivable, Net	131,165	71,015
Advances to Operators	433	476
Prepaid Expenses and Other	2,705	1,420
Derivative Instruments	518	51,290
Total Current Assets	139,664	125,629

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	4,638,415	4,393,533
Unproved	21,347	10,031
Other Property and Equipment	2,501	2,451
Total Property and Equipment	4,662,263	4,406,015
Less – Accumulated Depreciation, Depletion and Impairment	(3,732,183)	(3,670,811)
Total Property and Equipment, Net	930,080	735,204

Derivative Instruments	32	111
Acquisition Deposit	9,400	—
Other Noncurrent Assets, Net	12,634	11,145

Total Assets	$1,091,810	$872,089

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable	$49,186	$35,803
Accrued Liabilities	91,724	68,673
Accrued Interest	16,877	8,341
Derivative Instruments	140,694	3,078
Contingent Consideration	513	493
Current Portion of Long-term Debt	—	65,000
Other Current Liabilities	1,843	1,087
Total Current Liabilities	300,837	182,475

Long-term Debt	801,998	879,843
Derivative Instruments	127,526	14,659
Asset Retirement Obligations	26,176	18,366
Other Noncurrent Liabilities	3,490	50

Total Liabilities	$1,260,027	$1,095,393

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)

Preferred Stock, Par Value $.001; 5,000,000 Shares Authorized; 2,218,732 Series A Shares Outstanding at 6/30/2021 2,218,732 Series A Shares Outstanding at 12/31/2020	2	2
Common Stock, Par Value $.001; 135,000,000* Shares Authorized; 66,164,399* Shares Outstanding at 6/30/2021 45,908,779* Shares Outstanding at 12/31/2020	468	448
Additional Paid-In Capital	1,792,589	1,556,602
Retained Deficit	(1,961,276)	(1,780,356)
Total Stockholders’ Equity (Deficit)	(168,217)	(223,304)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,091,810	$872,089
___________
*Adjusted for the 1-for-10 reverse stock split. See Note 5.

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenues
Oil and Gas Sales	$225,717	$20,664	$383,048	$150,860
Gain (Loss) on Commodity Derivatives, Net	(200,912)	(72,638)	(336,847)	303,943
Other Revenue	—	3	1	12
Total Revenues	24,805	(51,971)	46,202	454,815

Operating Expenses
Production Expenses	42,699	26,638	77,010	63,974
Production Taxes	18,514	1,917	31,967	13,813
General and Administrative Expense	7,604	4,710	14,388	9,580
Depletion, Depreciation, Amortization and Accretion	30,908	36,756	62,128	98,565
Impairment Expense	—	762,716	—	762,716
Total Operating Expenses	99,725	832,737	185,493	948,648

Loss From Operations	(74,920)	(884,708)	(139,291)	(493,833)

Other Income (Expense)
Interest Expense, Net of Capitalization	(15,024)	(13,957)	(28,534)	(30,508)
Gain (Loss) on Unsettled Interest Rate Derivatives, Net	121	(752)	362	(1,429)
Gain (Loss) on Extinguishment of Debt, Net	(494)	217	(13,087)	(5,310)
Contingent Consideration Loss	(250)	—	(375)	—
Other Income (Expense)	4	—	5	—
Total Other Income (Expense)	(15,643)	(14,492)	(41,629)	(37,247)

Loss Before Income Taxes	(90,563)	(899,200)	(180,920)	(531,080)

Income Tax Provision (Benefit)	—	—	—	(166)

Net Loss	$(90,563)	$(899,200)	$(180,920)	$(530,914)

Cumulative Preferred Stock Dividend	(3,719)	(3,788)	(7,550)	(7,517)

Net Loss Attributable to Common Stockholders	$(94,282)	$(902,988)	$(188,470)	$(538,431)

Net Loss Per Common Share – Basic*	$(1.55)	$(21.74)	$(3.27)	$(13.15)
Net Loss Per Common Share – Diluted*	$(1.55)	$(21.74)	$(3.27)	$(13.15)
Weighted Average Common Shares Outstanding – Basic*	60,694,795	41,535,604	57,633,454	40,950,929
Weighted Average Common Shares Outstanding – Diluted*	60,694,795	41,535,604	57,633,454	40,950,929
___________
*Adjusted for the 1-for-10 reverse stock split. See Note 5.

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash Flows from Operating Activities
Net Loss	$(180,920)	$(530,914)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	62,128	98,565
Amortization of Debt Issuance Costs	1,873	2,776
Loss on Extinguishment of Debt	13,087	5,310
Amortization of Bond Premium on Long-term Debt	(130)	(570)
Deferred Income Taxes	—	210
Unrealized (Gain) Loss of Derivative Instruments	301,333	(193,570)
Loss on Contingent Consideration	375	—
Stock-Based Compensation Expense	1,549	2,293
Impairment Expense	—	762,716
Other	2,675	(116)
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(59,960)	65,055
Prepaid and Other Expenses	(1,286)	(238)
Accounts Payable	13,537	(1,546)
Accrued Interest	8,338	(3,733)
Accrued Liabilities and Expenses	6,353	(3,999)
Net Cash Provided by Operating Activities	168,952	202,239

Cash Flows from Investing Activities
Drilling and Development Capital Expenditures	(73,296)	(164,242)
Acquisition of Oil and Natural Gas Properties	(130,794)	(25,491)
Acquisition Deposit	(9,400)	(774)
Purchases of Other Property and Equipment	(51)	(7)
Net Cash Used for Investing Activities	(213,541)	(190,514)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	299,000	25,000
Repayments on Revolving Credit Facility	(568,000)	(37,000)
Repurchases of Second Lien Notes due 2023	(295,918)	(13,514)
Repayment of Unsecured VEN Bakken Note due 2022	(130,000)	—
Debt Issuance Costs Paid	(12,436)	(37)
Issuance of Common Stock	228,199	—
Issuance of Unsecured Notes due 2028	550,000	—
Restricted Stock Surrenders - Tax Obligations	(839)	(404)
Preferred Dividends Paid	(22,002)	—
Net Cash Provided (Used) for Financing Activities	48,004	(25,955)

Net Increase (Decrease) in Cash and Cash Equivalents	3,415	(14,230)

Cash and Cash Equivalents - Beginning of Period	1,428	16,068

Cash and Cash Equivalents - End of Period	4,843	1,838

The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock*		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2020	45,908,779	$448	2,218,732	$2	$1,556,602	$(1,780,357)	$(223,304)

Issuance of Common Stock	138,297	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	916	—	916
Restricted Stock Surrenders - Tax Obligations	(60,529)	—	—	—	(837)	—	(837)
Equity Offerings, Net of Issuance Costs	14,375,000	14	—	—	132,885	—	132,900
Net Loss	—	—	—	—	—	(90,357)	(90,357)

March 31, 2021	60,361,547	$462	2,218,732	$2	$1,689,567	$(1,870,714)	$(180,682)

Issuance of Common Stock	30,957	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	851	—	851
Restricted Stock Surrenders - Tax Obligations	(82)	—	—	—	(2)	—	(2)
Equity Offerings, Net of Issuance Costs	5,750,000	6	—	—	95,293	—	95,299
Issuance of Common Stock Warrants	—	—	—	—	30,512	—	30,512
Contingent Consideration Settlements	21,977	—	—	—	354	—	354
Preferred Stock Dividends	—	—	—	—	(22,002)	—	(22,002)
Common Stock Dividends Declared, $0.03 per Share	—	—	—	—	(1,985)	—	(1,985)
Net Loss	—	—	—	—	—	(90,563)	(90,563)

June 30, 2021	66,164,399	$468	2,218,732	$2	$1,792,589	$(1,961,276)	$(168,217)

(In thousands, except share data)	Common Stock*		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2019	40,608,518	$406	1,500,000	$2	$1,431,438	$(873,203)	$558,643

Issuance of Common Stock	5,000	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,263	—	1,263
Restricted Stock Surrenders - Tax Obligations	(33,200)	—	—	—	(396)	—	(396)
Issuance of Preferred Stock, Net of Issuance Costs	—	—	794,702	1	81,211	—	81,212
Net Income	—	—	—	—	—	368,286	368,286

March 31, 2020	40,580,318	$406	2,294,702	$2	$1,513,516	$(504,917)	$1,009,007

Issuance of Common Stock	219,562	2	—	—	—	—	2
Restricted Stock Forfeitures	(271)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,313	—	1,313
Restricted Stock Surrenders - Tax Obligations	(944)	—	—	—	(8)	—	(8)
Issuance under Debt Exchange Agreements	2,845,326	28	—	—	29,586	—	29,615
Net Loss	—	—	—	—	—	(899,200)	(899,200)

June 30, 2020	43,643,991	$436	2,294,702	$2	$1,544,407	$(1,404,117)	$140,729
__________
*Adjusted for the 1-for-10 reverse stock split. See Note 5.

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three and six months ended June 30, 2021 and 2020, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two primary sources: oil sales, and natural gas and NGL sales. Substantially all of the Company’s oil and gas sales come from three geographic areas in the United States: the Williston Basin (North Dakota and Montana), the Appalachian Basin (Pennsylvania), and the Permian Basin (New Mexico and Texas). The following tables present the disaggregation of the Company’s oil revenues and natural gas and NGL revenues by basin for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$181,872	$2,745	$—	$184,617	$28,784	$—	$—	$28,784
Natural Gas and NGL Revenues	29,855	210	11,035	41,100	(8,120)	—	—	(8,120)
Total	$211,727	$2,955	$11,035	$225,717	$20,664	$—	$—	$20,664

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$315,373	$4,543	$—	$319,916	$145,116	$—	$—	$145,116
Natural Gas and NGL Revenues	51,763	334	11,035	63,132	5,744	—	—	5,744
Total	$367,136	$4,877	$11,035	$383,048	$150,860	$—	$—	$150,860

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the development, exploitation, production and exploration activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the six months ended June 30, 2021, the Company’s top four operators made up 57% of total oil and gas sales, compared to 51% for the six months ended June 30, 2020.

The Company faces concentration risk due to the fact that a substantial majority of its oil and natural gas revenue is sourced from North Dakota. Recent acquisitions have diversified our portfolio to include New Mexico and Pennsylvania. But the Company remains disproportionately exposed to risks affecting a limited number of geographic areas of operations.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Net Income (Loss)	$(90,563)	$(899,200)	$(180,920)	$(530,914)
Less: Cumulative Dividends on Preferred Stock	(3,719)	(3,788)	(7,550)	(7,517)
Net Income (Loss) Attributable to Common Stock	$(94,282)	$(902,988)	$(188,470)	$(538,431)

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	60,694,795	41,535,604	57,633,454	40,950,929
Plus: Dilutive Effect of Restricted Stock and Warrants	—	—	—	—
Plus: Dilutive Effect of Preferred Shares	—	—	—	—
Weighted Average Common Shares Outstanding – Diluted	60,694,795	41,535,604	57,633,454	40,950,929

Net Income (Loss) per Common Share:
Basic	$(1.55)	$(21.74)	$(3.27)	$(13.15)
Diluted	$(1.55)	$(21.74)	$(3.27)	$(13.15)

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock and Warrants	135,983	30,163	128,055	40,005
Preferred Stock	9,698,756	100,208,753	9,698,756	96,747,545

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Six Months Ended June 30,
(In thousands)	2021	2020
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$26,547	$29,117
Cash Paid During the Period for Income Taxes	—	—

Non-cash Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	101,018	92,537
Capitalized Asset Retirement Obligations	7,982	294
Contingent Consideration	354	—
Compensation Capitalized on Oil and Gas Properties	219	284
Issuance of Common Stock - Acquisitions of Oil and Natural Gas Properties	30,512	—

Non-cash Financing Activities:
Common Stock Dividends Declared	1,985	—
Issuance of Common Stock for Second Lien Notes Repurchase	—	29,615
Issuance of Preferred Stock for Second Lien Notes Repurchase	—	81,212

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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The Company did not have any impairment of its proved oil and gas properties for the three and six months ended June 30, 2021. As a result of low commodity prices and their effect on the proved reserve values of properties during 2020, the Company recorded a non-cash ceiling test impairment of $762.7 million for both the three and six months ended June 30, 2020.

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

2021 Acquisitions

In addition to the Reliance Acquisition (defined below), the Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $24.7 million and $29.1 million during the three and six months ended June 30, 2021, respectively. These amounts include $7.0 million and $8.8 million, respectively, of associated development costs.

Reliance Acquisition

On April 1, 2021, the Company completed the acquisition of certain oil and gas properties, interests and related net assets (the “Acquired Net Assets”) from Reliance Marcellus, LLC (the “Reliance Acquisition”), effective July 1, 2020. At closing, the Acquired Net Assets included approximately 95.3 net producing wells and 24.9 net wells in progress, as well as approximately 61,712 net acres in the Appalachian Basin in Pennsylvania. In addition, the Company assumed minimum volume commitment contracts. The Reliance Acquisition was completed pursuant to the purchase and sales agreement between the Company and Reliance Marcellus, LLC (“Reliance”), dated February 3, 2021.

The total estimated consideration paid by the Company was $139.7 million, consisting of (i) warrants to purchase 3,250,000 shares of the Company’s common stock with an exercise price equal to $14.00 per share and a total estimated fair value of $30.5 million and (ii) cash purchase consideration of $109.2 million from equity offering proceeds.

The results of operations from the acquisition from the April 1, 2021 closing date through June 30, 2021, represented approximately $11.0 million of revenue and $1.9 million of income from operations. The Company incurred $5.5 million of transactions costs in connection with the acquisition, which are included in general and administrative expense in the condensed statement of operations. The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$138,807
Unproved oil and natural gas properties	10,912
Total assets acquired	149,719
Asset retirement obligations	(6,549)
Minimum volume commitment liability	(3,442)
Net assets acquired	$139,727

Fair value of consideration paid for net assets:
Cash consideration	$109,215
Issuance of Common Stock Warrants (3.25 million shares at $14.00 per share)	30,512
Total fair value of consideration transferred	$139,727

Pro Forma Information

The following summarized unaudited pro forma condensed statements of operations information for the three and six months ended June 30, 2020, and for the six months ended June 30, 2021, assumes that the Reliance Acquisition occurred as of January 1, 2020. There is no pro forma information included for the three months ended June 30, 2021, because the Company’s actual financial results for such period fully reflect the Reliance Acquisition. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisition as of January 1, 2020, or that will be attained in the future.

	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 30, 2020	June 30, 2020	June 30, 2021
Total Revenues	$(41,719)	$476,648	$59,850
Net Loss	(901,427)	(534,931)	(180,297)

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. For the three months ended June 30, 2021 and 2020, unproved properties of $0.5 million and $0.4 million, respectively, were impaired. For the six months ended June 30, 2021 and 2020, unproved properties of $0.6 million and $2.0 million, respectively, were impaired.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consisted of the following as of the dates indicated:

(In thousands)	June 30, 2021	December 31, 2020
Revolving Credit Facility	$263,000	$532,000
Unsecured Notes due 2028	550,000	—
Second Lien Notes due 2023	—	287,755
Unsecured VEN Bakken Note due 2022	—	130,000
Total principal	813,000	949,755
Unamortized debt discounts and premiums	—	2,041
Unamortized debt issuance costs(1)	(11,002)	(6,953)
Total debt	801,998	944,843
Less current portion of long-term debt	—	(65,000)
Total long-term debt	$801,998	$879,843
________________
(1)Debt issuance costs related to the Company’s revolving credit facility of $6.2 million and $6.5 million as of June 30, 2021 and December 31, 2020, respectively, are recorded in “Other Noncurrent Assets, Net” on the balance sheets.

2021 Financing Transactions

During the six months ended June 30, 2021, the Company completed a series of financing transactions related to its debt arrangements, which are summarized as follows:

•completed a common stock offering in February 2021 with net proceeds of $132.9 million, which was primarily intended to finance the cash purchase price for the Reliance Acquisition that closed on April 1, 2021;
•completed another common stock offering in June 2021 with net proceeds of $95.3 million, which was primarily intended to finance the cash purchase price for oil and gas property acquisitions in the Permian Basin that primarily closed in the third quarter of 2021, but in the interim reduced the Company’s outstanding indebtedness;
•issued $550.0 million in aggregate principal amount of new 8.125% senior unsecured notes due 2028 (the “2028 Notes”), priced at par, with estimated net proceeds of $538.4 million;
•fully repaid and retired all $130.0 million in principal amount of the Company’s 6.0% senior unsecured promissory note due 2022 (the “Unsecured VEN Bakken Note”);
•redeemed and retired $272.1 million in aggregate principal amount of the Company’s 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”) pursuant to a cash tender offer at a cost of $280.2 million including premiums, and subsequently redeemed and retired the remaining $15.7 million in aggregate principal amount of the Second Lien Notes at a cost of $16.0 million including premiums;
•reduced the amount of borrowings outstanding under the Revolving Credit Facility (defined below) from $532.0 million as of December 31, 2020 to $263.0 million as of June 30, 2021.

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

The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. As of June 30, 2021, the borrowing base was $725.0 million and the aggregate elected commitment amount was $660.0 million. In order to borrow in excess of the elected commitment amount, the Company would need to find new or existing lenders willing to provide the additional commitments. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The April 1st scheduled redetermination shall be based on a January 1st engineering report audited by a third party (reasonably acceptable by the Agent). The aggregate elected commitment amount may be increased semi-annually upon each scheduled borrowing base redetermination, and up to two times between each scheduled redetermination.

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

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, maintain excess cash liquidity, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a pro forma rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under FASB ASC 815 and current maturities under the Revolving Credit Facility) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of June 30, 2021.

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

Unsecured Notes due 2028

On February 18, 2021, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (the “2028 Notes Indenture”), pursuant to which the Company issued $550.0 million in aggregate principal amount of the 2028 Notes. The proceeds were used primarily to refinance existing indebtedness, and for general corporate purposes. The 2028 Notes will mature on March 1, 2028. Interest on the 2028 Notes is payable semi-annually in arrears on each March 1 and September 1, commencing September 1, 2021, to holders of record on the February 15 and August 15 immediately preceding the related interest payment date, at a rate of 8.125% per annum.

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

Second Lien Notes due 2023

During February 2021, the Company completed a cash tender offer pursuant to which it redeemed and retired $272.1 million in aggregate principal amount of the Second Lien Notes. Immediately thereafter, there was $15.7 million in aggregate principal amount of Second Lien Notes remaining outstanding. In May 2021, the Company redeemed and retired the remaining $15.7 million in aggregate principal amount of the Second Lien Notes, and as a result the Second Lien Notes have been retired in full.

Unsecured VEN Bakken Note

In January 2021, the Company repaid $65.0 million in aggregate principal amount under the Unsecured VEN Bakken Note, which was a scheduled repayment thereunder. In February 2021, the Company used a portion of the proceeds from the 2028 Notes to repay the remaining $65.0 million in aggregate principal amount outstanding under the Unsecured VEN Bakken Note, and as a result the note has been retired in full.

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

In connection with the Reverse Stock Split, the number of authorized shares of the Company’s common stock was reduced to 135,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2021, the Company had 66,164,399 shares of common stock issued and outstanding.

In May 2021, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.03 per share. The dividend is payable on July 30, 2021 to stockholders of record as of the close of business on June 30, 2021.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2021, the Company had 2,218,732 shares of preferred stock issued and outstanding, all of which were shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).

The terms of the Series A Preferred Stock are set forth in the Certificate of Designations for the Series A Preferred Stock (the “Certificate of Designations”), as originally filed with the Delaware Secretary of State on November 22, 2019, and as amended thereafter. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding-up. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, cumulative dividends in cash, at a rate of 6.500% per annum on the sum of (i) the $100 liquidation preference per share of Series A Preferred Stock (the “Liquidation Preference”) and (ii) all accumulated and unpaid dividends (if any), payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2020. On May 15, 2021, the Company paid a dividend in the amount of $9.9163 per share to the holders of record of the Series A Preferred Stock as of May 1, 2021. This dividend, which totaled $22.0 million in the aggregate, was inclusive of all accrued and unpaid dividends from the original issue date of the Series A Preferred Stock. As of June 30, 2021, there were $1.8 million of undeclared accumulated dividends on the Series A Preferred Stock.

The Reverse Stock Split did not affect the number of authorized or issued and outstanding shares of the Company’s preferred stock, nor the liquidation per share preference. As a result of the Reverse Stock Split and per the terms of the Certificate of Designations, the conversion rate for the Company’s outstanding Series A Preferred Stock was automatically and proportionately decreased. The effect of the Reverse Stock Split resulted in the Company recalculating its historical, basic and diluted EPS to reflect the 1-for-10 reverse stock split, effective September 18, 2020.

The Series A Preferred Stock is convertible at the holders’ option (an “Optional Conversion”) into common stock at a conversion rate set forth in the Certificate of Designations, subject to customary adjustments as provided for therein. As of June 30, 2021, the conversion rate was 4.363 shares of common stock for each share of Series A Preferred Stock (which is equivalent to a conversion price of $22.92). Holders may be entitled to additional shares of common stock or cash in connection with a conversion that occurs in connection with a Fundamental Change (as defined in the Certificate of Designations). The Series A Preferred Stock is convertible at the Company’s option (a “Mandatory Conversion”) if the closing sale price of the Company’s common stock equals or exceeds 145% of the conversion price for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days. A Mandatory Conversion would also entitle the holder to a cash payment equal to eight semi-annual dividend payments, less an amount equal to all cash dividend payments made in respect of such holder’s shares of Series A Preferred Stock prior to such Mandatory Conversion. The occurrence of any Optional Conversion or Mandatory Conversion is subject to various terms and limitations set forth in the Certificate of Designations.

The Certificate of Designations also sets forth additional information relating to the payment of dividends, voting, conversion rights, consent rights, liquidation rights, the ranking of the Series A Preferred Stock in comparison with the Company’s other securities, and other matters.

2021 Activity

Common Stock

On February 9, 2021, the Company closed an underwritten public offering of 14,375,000 shares of its common stock at a price to the public of $9.75 per share. This offering resulted in net proceeds of approximately $132.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On June 21, 2021, the Company closed an underwritten public offering of 5,750,000 shares of its common stock at a price to the public of $17.50 per share. This offering resulted in net proceeds of approximately $95.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

During the six months ended June 30, 2021, 60,611 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $0.8 million, which is based on the market prices on the dates the shares were surrendered.

During the six months ended June 30, 2021, the Company issued 21,977 shares of common stock to satisfy contingent consideration owed in connection with a prior acquisition of oil and gas properties.

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the three and six months ended June 30, 2021 and June 30, 2020, respectively, the Company did not repurchase shares of its common stock under the stock repurchase program. The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are now included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION

The Company maintains its 2018 Equity Incentive Plan (the “2018 Plan”), which replaced the Company’s prior 2013 Incentive Plan (the “2013 Plan”), for making equity-based awards to employees, directors and other eligible persons. No future awards will be made under the 2013 Plan. The 2013 Plan continues to govern awards that were made thereunder, which remain in effect pursuant to their terms. As of June 30, 2021, there were 738,798 shares available for future awards under the 2018 Plan.

In connection with the Reverse Stock Split (see Note 5), the Company reduced the number of shares of common stock available for issuance under the Company’s equity incentive plans in proportion to the Reverse Stock Split ratio of 1-for-10. The Reverse Stock Split also reduced the number of shares of common stock issuable upon the vesting of its RSAs in proportion to the Reverse Stock Split ratio of 1-for-10 and caused a proportionate increase in share-based performance criteria applicable to such awards. The Reverse Stock Split has no impact on Net Income (Loss) or total Stockholders’ Equity and for the three months ended June 30, 2021 and 2020.

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

The following table reflects the outstanding RSAs and activity related thereto for the six months ended June 30, 2021:

	Service-based Awards		Service and Performance-based Awards		Service and Market-based Awards		Service, Performance, and Market-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2020	268,602	$10.44	16,250	$27.00	5,245	$16.70	39,200	$9.80
Shares granted	169,254	11.85	—	—	—	—	—	—
Shares forfeited	—	—	—	—	—	—	—	—
Shares vested	(121,543)	11.11	(16,250)	27.00	(5,245)	16.70	(19,600)	9.80
Outstanding at June 30, 2021	316,313	$10.93	—	$—	—	$—	19,600	$9.80

At June 30, 2021, there was $3.3 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 1.05 years. For the six months ended June 30, 2021 and 2020, the total fair value of the Company’s restricted stock awards vested was $1.8 million and $1.9 million, respectively.

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

The Company’s interests in certain crude oil and natural gas leases from the State of North Dakota are subject to an ongoing dispute over the ownership of minerals underlying the bed of the Missouri River within the boundaries of the Fort Berthold Reservation.  The ongoing dispute is between the State of North Dakota and three affiliated tribes, both of whom have purported to lease mineral rights in tracts of riverbed within the reservation boundaries. In the event the ongoing dispute results in a final judgment that is adverse to the Company’s interests, the Company would be required to reverse approximately $4.2 million in revenue (net of accrued taxes) that has been accrued since the first quarter of 2013 based on the Company’s purported interest in the crude oil and natural gas leases at issue. Due to the long-term nature of this title dispute, the $4.2 million in accounts receivable is included in “Other Noncurrent Assets, Net” in the condensed balance sheets. The Company fully maintains the validity of its interests in the crude oil and natural gas leases.

NOTE 9     INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2021 and 2020 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income due to the recognition of a full valuation allowance during both the three and six months ended June 30, 2021 and 2020, respectively.

In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized. In making such determination, the Company considers all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies. If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance. The Company assesses the appropriateness of its valuation allowance on a quarterly basis. At June 30, 2021 and December 31, 2020, the Company maintains a full valuation allowance on its net DTAs.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	Fair Value Measurements at June 30, 2021 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$518	$—
Commodity Derivatives – Noncurrent Assets	—	32	—
Commodity Derivatives – Current Liabilities	—	(140,136)	—
Commodity Derivatives – Noncurrent Liabilities	—	(127,421)	—
Interest Rate Derivatives – Current Liabilities	—	(558)	—
Interest Rate Derivatives – Noncurrent Liabilities	—	(105)	—
Total	$—	$(267,670)	$—

	Fair Value Measurements at December 31, 2020 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$51,290	$—
Commodity Derivatives – Current Liabilities	—	(2,504)	—
Commodity Derivatives – Noncurrent Assets	—	111	—
Commodity Derivatives – Noncurrent Liabilities	—	(14,214)	—
Interest Rate Derivatives – Current Liabilities	—	(574)	—
Interest Rate Derivatives – Noncurrent Liabilities	—	(445)	—
Total	$—	$33,664	$—

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

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium or discount (see Note 4).  The fair value of the Company’s 2028 Notes was $595.4 million at June 30, 2021. The fair value of the Company’s 2028 Notes are based on active market quotes, which represent Level 1 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the LIBOR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents a Level 2 input.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the six months ended June 30, 2021 were approximately $8.0 million.

The Company issued common stock warrants in the Company as a part of the Reliance Acquisition as purchase consideration. The common stock warrants issued were to purchase 3,250,000 shares of the Company’s common stock at an exercise price equal to $14.00 per share (subject to certain adjustments), which are generally exercisable from June 30, 2021 until April 1, 2028. The fair value of the common stock warrants consideration was determined by utilizing an Option Pricing Model. These non-recurring fair value measurements are primarily determined using inputs observable or can be corroborated by observable market data (Level 2 inputs).

The Company accounts for acquisitions of oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company’s acquisitions of oil and natural gas properties during the six months ended June 30, 2021 and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the six months ended June 30, 2021.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Cash Received (Paid) on Settled Derivatives	$(27,855)	$77,439	$(35,152)	$108,944
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	(173,057)	(150,077)	(301,695)	194,999
Gain (Loss) on Commodity Derivatives, Net	$(200,912)	$(72,638)	$(336,847)	$303,943

The following table summarizes open commodity derivative positions as of June 30, 2021, for commodity derivatives that were entered into through June 30, 2021, for the settlement period presented:

	2021	2022	2023	2024
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	4,397,966	6,359,355	677,250	—
Weighted-Average Price ($/Bbl)	$54.45	$54.89	$58.66	$—
WTI NYMEX - Swaptions(1):
Volume (Bbl)	—	766,125	3,691,000	—
Weighted-Average Price ($/Bbl)	$—	$55.15	$50.31	$—
Bakken Crude UHC to WTI NYMEX - Basis Swaps:
Volume (Bbl)	2,631,870	—	—	—
Weighted-Average Price ($/Bbl)	$(2.47)	$—	$—	$—
WTI NYMEX - Call Options(1):
Volume (Bbl)	—	—	365,000	3,264,210
Weighted-Average Price ($/Bbl)	$—	$—	$55.00	$57.22

Natural Gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	14,728,136	13,897,291	—	—
Weighted-Average Price ($/MMBtu)	$2.82	$2.94	$—	$—
Waha Inside FERC to Henry Hub - Basis Swaps:
Volume (MMBtu)	191,000	365,000	—	—
Weighted-Average Differential ($/MMBtu)	$(0.11)	$(0.26)	$—	$—
Columbia/TCO-POOL - Basis Swaps:
Volume (MMBtu)	1,137,845	1,067,187	—	—
Weighted-Average Differential ($/MMBtu)	$(0.45)	$(0.43)	$—	$—
Dominion - App - Basis Swaps:
Volume (MMBtu)	379,281	355,729	—	—
Weighted-Average Differential ($/MMBtu)	$(0.65)	$(0.64)	$—	$—
NE - TETCO M2 - Basis Swaps:
Volume (MMBtu)	4,505,901	5,639,374	1,350,000	—
Weighted-Average Differential ($/MMBtu)	$(0.76)	$(0.78)	$(0.83)	$—

NGL:
TET-OPIS - Swaps:
Volume (Bbl)	61,500	—	—	—
Weighted-Average Price ($/Bbl)	$34.34	$—	$—	$—
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

Interest Rate Derivative Instruments

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of June 30, 2021, the Company had interest rate swaps with a total notional amount of $200.0 million. The settlement of these derivative instruments is recognized as a component of interest expense in the condensed statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the condensed statements of operations.

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at June 30, 2021 and December 31, 2020, respectively.  Certain amounts may be presented on a net basis on the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

Type of Commodity	Balance Sheet Location	June 30, 2021 Estimated Fair Value	December 31, 2020 Estimated Fair Value
Derivative Assets:		(In thousands)
Commodity Price Swap Contracts	Current Assets	$24	$52,702
Commodity Basis Swap Contracts	Current Assets	1,977	37
Commodity Price Swaptions Contracts	Current Assets	1,110	—
Commodity Price Swap Contracts	Noncurrent Assets	57	3,479
Commodity Basis Swap Contracts	Noncurrent Assets	342	—
Commodity Price Swaptions Contracts	Noncurrent Assets	1,127	—
Interest Rate Swap Contracts	Noncurrent Assets	5	—
Total Derivative Assets		$4,642	$56,218

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(130,278)	$(3,434)
Commodity Basis Swap Contracts	Current Liabilities	(6,174)	(519)
Commodity Price Swaptions Contracts	Current Liabilities	(6,278)	—
Interest Rate Swap Contracts	Current Liabilities	(558)	(574)
Commodity Price Swap Contracts	Noncurrent Liabilities	(32,345)	(399)
Interest Rate Swap Contracts	Noncurrent Liabilities	(105)	(445)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(342)	—
Commodity Price Call Option Contracts	Noncurrent Liabilities	(36,206)	—
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(60,028)	(17,184)
Total Derivative Liabilities		$(272,312)	$(22,554)

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

	Estimated Fair Value at June 30, 2021
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$3,111	$(2,593)	$518
Non-Current Assets	1,531	(1,499)	32
Total Derivative Assets	$4,642	$(4,092)	$550

Offsetting of Derivative Liabilities:
Current Liabilities	$(143,287)	$2,593	$(140,694)
Non-Current Liabilities	(129,025)	1,499	(127,526)
Total Derivative Liabilities	$(272,312)	$4,092	$(268,220)

	Estimated Fair Value at December 31, 2020
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$52,739	$(1,449)	$51,290
Non-Current Assets	3,479	$(3,369)	111
Total Derivative Assets	$56,218	$(4,817)	$51,401

Offsetting of Derivative Liabilities:
Current Liabilities	$(4,527)	$1,449	$(3,078)
Non-Current Liabilities	(18,028)	$3,369	(14,659)
Total Derivative Liabilities	$(22,554)	$4,817	$(17,737)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of June 30, 2021.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at June 30, 2021 and December 31, 2020.

NOTE 12     SUBSEQUENT EVENT

Permian Basin Acquisition

On May 28, 2021, the Company entered into a purchase and sale agreement (“PSA”), effective as of April 1, 2021, to acquire oil and gas properties in the Permian Basin. On August 2, 2021, the Company closed on the acquisition for total estimated consideration of $105.6 million in cash (which includes a $9.4 million deposit previously paid by the Company upon the execution of the PSA and held in escrow in accordance with the terms of the PSA). The Company has considered the disclosure requirements of ASC 805-10-50-2 and ASC 805-10-50-4 but has not included the required disclosures due to the timing of the transaction relative to the date of the report containing these condensed financial statements.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  changes in crude oil and natural gas prices, the pace of drilling and completions activity on our current properties and properties pending acquisition, the effects of the COVID-19 pandemic and related economic slowdown, infrastructure constraints and related factors affecting our properties, ongoing legal disputes over and potential shutdown of the Dakota Access Pipeline, our ability to acquire additional development opportunities, changes in our reserves estimates or the value thereof, general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to consummate any pending acquisition transactions, other risks and uncertainties related to the closing of pending acquisition transactions, our ability to raise or access capital, changes in accounting principles, policies or guidelines, financial or political instability, health-related epidemics, acts of war or terrorism, and other economic, competitive, governmental, regulatory and technical factors affecting our company’s operations, products and prices.

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

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in the premier basins within the United States.  Using this strategy, we had participated in 7,173 gross (588.6 net) producing wells as of June 30, 2021. As of June 30, 2021, we had leased approximately 244,449 net acres, of which approximately 87% were developed and substantially all were located in either the Williston, Appalachian or Permian Basins in the United States.

On April 1, 2021, we completed our acquisition (the “Reliance Acquisition”) of producing natural gas properties and related assets consisting of approximately 95.3 net producing wells, 24.9 net wells in progress, and approximately 61,712 net acres, all of which is located in the Appalachian Basin in Pennsylvania. We paid a combination of cash and common stock warrant consideration, which we estimate had a combined fair value of $139.7 million. We estimate that this acquisition contributed production of approximately 10,593 Boe per day in the second quarter of 2021.

Our average daily production in the second quarter of 2021 was approximately 54,623 Boe per day, of which approximately 61% was oil. This was a 42% increase in production compared to the first quarter of 2021, primarily due to production attributable to the Reliance Acquisition, as well as the return of shut-in and curtailed production and new wells added to production. During the three months ended June 30, 2021, we added 10.5 net wells to production, in addition to the wells added at closing from the Reliance Acquisition. This compared to 6.7 net wells added to production in the first quarter of 2021.

Impacts of COVID-19 Pandemic and Economic Environment

The novel coronavirus disease (COVID-19) and efforts to mitigate the spread of the disease have created unprecedented challenges for our industry, including a drastic decline in demand for crude oil. In addition, in March 2020, members of OPEC failed to agree on production levels which led to a substantial decrease in oil prices and an increasingly volatile market. The oil price war ended in April 2020, with a deal to cut global petroleum output but did not go far enough to offset the impact of COVID-19 on demand. As a result of lower demand caused by the COVID-19 pandemic and the oversupply of crude oil, spot and future prices of crude oil fell to historic lows during the second quarter of 2020 and remained depressed through much of 2020. Operators in the Williston Basin responded by significantly decreasing drilling and completion activity, and by shutting in or curtailing production from a significant number of producing wells. As a result of these factors, we reduced our 2020 developmental capital spending to $162.8 million, a reduction of 56% compared to our developmental capital expenditures in 2019. Conditions have improved with the recovery of commodity prices in late 2020 and the first half of 2021, but operators’ decisions on these matters are evolving rapidly, and it remains difficult to predict the future effects on our Company and its business.

Reverse Stock Split

On September 18, 2020, we effected a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). References to numbers of shares of common stock and per share data have been adjusted to reflect the Reverse Stock Split on a retroactive basis. See Note 5 to our condensed financial statements for further information.

Sources of Our Revenues

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

•our ability to continue to identify and acquire high-quality acreage and drilling opportunities; and

•the level of our operating expenses.

In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage and wells in the Williston Basin and the Appalachian Basin subjects our operating results to factors specific to these regions.  These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, as well as infrastructure limitations, transportation capacity, regulatory matters and other factors that may specifically affect one or both of these regions.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price. Thus, our operating results are also affected by changes in the price differentials between the applicable benchmark and the sales prices we receive for our production. Our oil price differential to the NYMEX benchmark price during the second quarter of 2021 was $5.46 per barrel, as compared to $10.60 per barrel in the second quarter of 2020. Our net realized gas price in the second quarter of 2021 was $3.57 per Mcf, representing 122% realization relative to average Henry Hub pricing, compared to a net realized gas price of $(2.67) per Mcf in the second quarter of 2020. Fluctuations in our price differentials and realizations are due to several factors such as gathering and transportation costs, takeaway capacity relative to production levels, regional storage capacity, and seasonal refinery maintenance temporarily depressing demand.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  During the first six months of 2021, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $6.6 million, compared to $7.6 million for the wells we elected to participate in during 2020.

Market Conditions

The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand.  Because our oil and gas revenues are heavily weighted toward oil, we are more significantly impacted by changes in oil prices than by changes in the price of natural gas.  World-wide supply in terms of output, especially production from properties within the United States, the production quota set by OPEC, and the strength of the U.S. dollar can adversely impact oil prices.  Historically, commodity prices have been volatile and we expect the volatility to continue in the future.  Factors impacting the future oil supply balance are world-wide demand for oil, as well as the growth in domestic oil production.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	2020
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$2.92	$1.70
Oil (per Bbl)	$66.19	$27.95
_________

	Six Months Ended June 30,
	2021	2020
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$3.14	$1.80
Oil (per Bbl)	$62.22	$36.69
_________
(1)Based on average NYMEX closing prices.

For the three months ended June 30, 2021, the average NYMEX pricing was $66.19 per barrel of oil, or 137% higher than the average NYMEX price per barrel for the comparable period in 2020.  Our realized oil price after reflecting settled commodity derivatives was 17% lower in the second quarter of 2021 than in the second quarter of 2020 due to the higher average NYMEX price per barrel and a lower oil price differential, partially offset by the loss on settled oil derivatives in the second quarter of 2021 versus a gain on settled oil derivatives in the second quarter of 2020.

For the three months ended June 30, 2021, the average NYMEX pricing for natural gas was $2.92 per Mcf, or 72% higher than in the comparable period in 2020.  Our realized natural gas price after reflecting settled commodity derivatives was 237% higher in the second quarter of 2021 than in the second quarter of 2020 due to the higher average NYMEX natural gas price. In addition, we saw a higher uplift from increased pricing on NGLs. However, these factors were partially offset by the loss on settled natural gas derivatives in the second quarter of 2021 versus the second quarter of 2020.

As of June 30, 2021, we had a total volume on open crude oil price swaps of 11.4 million barrels at a weighted average price of approximately $54.94 per barrel. As of June 30, 2021, we had a total volume on open natural gas price swaps of 28.6 MMbtu at a weighted average price of approximately $2.88 per MMbtu. See Note 11 to the condensed financial statements.

Principal Components of Our Cost Structure

•Commodity price differentials.  The price differential between our well head price for oil and the NYMEX WTI benchmark price is primarily driven by the cost to transport oil via train, pipeline or truck to refineries. The price differential between our well head price for natural gas and NGLs and the NYMEX Henry Hub benchmark price is primarily driven by gathering and transportation costs.

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

Results of Operations for the Three Months Ended June 30, 2021 and June 30, 2020

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended June 30,
	2021	2020	% Change
Net Production:
Oil (Bbl)	3,034,442	1,659,293	83%
Natural Gas and NGLs (Mcf)	11,617,308	3,041,418	282%
Total (Boe)	4,970,660	2,166,196	129%

Net Sales (in thousands):
Oil Sales	$184,269	$28,784	540%
Natural Gas and NGL Sales	41,447	(8,120)
Gain (Loss) on Settled Commodity Derivatives	(27,855)	77,439
Gain (Loss) on Unsettled Commodity Derivatives	(173,057)	(150,077)
Other Revenue	—	3
Total Revenues	24,805	(51,971)

Average Sales Prices:
Oil (per Bbl)	$60.73	$17.35	250%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(8.16)	46.19
Oil Net of Settled Oil Derivatives (per Bbl)	52.57	63.54	(17)%

Natural Gas and NGLs (per Mcf)	3.57	(2.67)
Effect of Gain (Loss) on Settled Natural Gas Derivatives on Average Price (per Mcf)	(0.27)	0.26
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	3.30	(2.41)

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	45.41	9.54	376%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	(5.60)	35.75
Realized Price on a Boe Basis Including Settled Commodity Derivatives	39.81	45.29	(12)%

Operating Expenses (in thousands):
Production Expenses	$42,699	$26,638	60%
Production Taxes	18,514	1,917	866%
General and Administrative Expenses	7,604	4,709	61%
Depletion, Depreciation, Amortization and Accretion	30,908	36,756	(16)%

Costs and Expenses (per Boe):
Production Expenses	$8.59	$12.30	(30)%
Production Taxes	3.72	0.89	318%
General and Administrative Expenses	1.53	2.17	(29)%
Depletion, Depreciation, Amortization and Accretion	6.22	16.97	(63)%

Net Producing Wells at Period End	588.6	466.0	26%

Oil and Natural Gas Sales

In the second quarter of 2021, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $225.7 million as compared to $20.7 million in the second quarter of 2020, driven by a 376% increase in realized prices, excluding the effect of settled commodity derivatives, and a 129% increase in production. The higher average realized price in the second quarter of 2021 as compared to the same period in 2020 was driven by higher average NYMEX oil prices and a lower oil price differential. Oil price differential during the second quarter of 2021 was $5.46 per barrel, as compared to $10.60 per barrel in the second quarter of 2020. The higher average realized price in the second quarter of 2021 as compared to the same period in 2020 was also driven by a $6.24 increase in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, in the second quarter of 2021 compared to the same period of 2020. See “Market Conditions” above.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Our acquisition program is a significant driver of our net well additions in certain years. Curtailments, shut-ins and reduced development activity during 2020, which had largely abated by the second quarter of 2021, as well as production added from the Reliance Acquisition, drove our 129% increase in production levels in the second quarter of 2021 compared to the same period in 2020. See “Impacts of COVID-19 Pandemic and Economic Environment” above.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a loss of $200.9 million in the second quarter of 2021, compared to a loss of $72.6 million in the second quarter of 2020. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the second quarter of 2021, we realized a loss on settled commodity derivatives of $27.9 million, compared to a $77.4 million gain in the second quarter of 2020. The decrease in settled derivatives was primarily due to a significant increase in the average NYMEX oil price in the second quarter of 2021 compared to the same period of 2020. During the second quarter of 2021, our derivative settlements included 2.2 million barrels of oil at an average settlement price of $56.38 per barrel. During the second quarter of 2020, our commodity derivative settlements included 2.6 million barrels of oil at an average settlement price of $57.84 per barrel. The average NYMEX oil price for the second quarter of 2021 was $66.19 compared to $27.95 for the second quarter of 2020. Our average realized price (including all commodity derivative cash settlements) in the second quarter of 2021 was $39.81 per Boe compared to $45.29 per Boe in the second quarter of 2020. The gain (loss) on settled derivatives decreased our average realized price per Boe by $5.60 in the second quarter of 2021 and increased our average realized price per Boe by $35.75 in the second quarter of 2020.

Unsettled commodity derivative gains and losses was a loss of $173.1 million in the second quarter of 2021, compared to a loss of $150.1 million in the second quarter of 2020. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2021, all of our derivative contracts are recorded at their fair value, which was a net liability of $267.7 million, a decrease of $301.3 million from the $33.7 million net asset recorded as of December 31, 2020. The decrease at June 30, 2021 as compared to December 31, 2020 was primarily due to changes in forward oil prices relative to prices on our open oil derivative contracts since December 31, 2020. Our open oil derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $42.7 million in the second quarter of 2021, compared to $26.6 million in the second quarter of 2020. On a per unit basis, production expenses decreased from $12.30 per Boe in the second quarter of 2020 to $8.59 per Boe in the second quarter of 2021 due in large part to a 129% increase in our production volumes, which increased the production base over which fixed costs are spread. On an absolute dollar basis, the increase in our production expenses in the second quarter of 2021, as compared to the second quarter of 2020, was primarily due to a 129% increase in production levels coupled with a 26% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $18.5 million in the second quarter of 2021 compared to $1.9 million in the second quarter of 2020. The increase is due to higher realized prices which increased our oil and natural gas sales in the second quarter of 2021 as compared to the second quarter of 2020. As a percentage of oil and natural gas sales, our production taxes were 8.2% and 9.3% in the second quarter of 2021 and 2020, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales. Oil sales are taxed at a higher rate than natural gas sales.

General and Administrative Expenses

General and administrative expenses were $7.6 million in the second quarter of 2021 compared to $4.7 million in the second quarter of 2020. The increase was primarily due to $3.0 million in acquisition-related costs in connection with the Reliance Acquisition and a $0.3 million increase in professional fees, which was partially offset by $0.4 million reduction in compensation and insurance expense.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $30.9 million in the second quarter of 2021, compared to $36.8 million in the second quarter of 2020. Depletion expense, the largest component of DD&A, decreased by $6.0 million in the second quarter of 2021 compared to the second quarter of 2020. The aggregate decrease in depletion expense was driven by a 64% decrease in the depletion rate per Boe offset by a 129% increase in production levels. On a per unit basis, depletion expense was $6.11 per Boe in the second quarter of 2021 compared to $16.80 per Boe in the second quarter of 2020. The lower depletion rate per Boe was primarily driven by the decrease in our depletable base as a result of the impairment of oil and natural gas properties during 2020 and the closing of the Reliance Acquisition. Depreciation, amortization and accretion was $0.5 million and $0.4 million in the second quarter of 2021 and 2020, respectively. The following table summarizes DD&A expense per Boe for the second quarter of 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Depletion	$6.11	$16.80	$(10.69)	(64)%
Depreciation, Amortization and Accretion	0.11	0.17	(0.06)	(35)%
Total DD&A Expense	$6.22	$16.97	$(10.75)	(63)%

Interest Expense

Interest expense, net of capitalized interest, was $15.0 million in the second quarter of 2021 compared to $14.0 million in the second quarter of 2020. The increase in interest expense was primarily due to higher interest rates on the debt outstanding, offset by reduced debt levels in the second quarter of 2021 compared to the second quarter of 2020.

Loss on the Extinguishment of Debt

    As a result of our refinancing transactions during the second quarter of 2021 (see Note 4 to our condensed financial statements), we recorded a loss on the extinguishment of debt of $0.5 million based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof. As a result of a series of exchange transactions of our Second Lien Notes during the second quarter of 2020, we recorded a gain on the extinguishment of debt of $0.2 million based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof.

Income Tax

During the second quarters of 2021 and 2020, no income tax expense (benefit) was recorded on the income (loss) before income taxes, due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization.

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

Results of Operations for the Six Months Ended June 30, 2021 and June 30, 2020

The following table sets forth selected operating data for the periods indicated.

	Six Months Ended June 30,
	2021	2020	% Change
Net Production:
Oil (Bbl)	5,664,620	4,797,673	18%
Natural Gas and NGLs (Mcf)	16,581,571	8,090,538	105%
Total (Boe)	8,428,215	6,146,096	37%

Net Sales (in thousands):
Oil Sales	$319,917	$145,116	120%
Natural Gas and NGL Sales	63,131	5,744	999%
Gain on Settled Commodity Derivatives	(35,152)	108,944
Gain (Loss) on Unsettled Commodity Derivatives	(301,695)	194,999
Other Revenue	1	11
Total Revenues	46,202	454,815	(90)%

Average Sales Prices:
Oil (per Bbl)	$56.48	$30.25	87%
Effect of Gain on Settled Oil Derivatives on Average Price (per Bbl)	(5.45)	22.54
Oil Net of Settled Oil Derivatives (per Bbl)	51.03	52.79	(3)%

Natural Gas and NGLs (per Mcf)	3.81	0.71	437%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	(0.26)	0.10
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	3.55	0.81	338%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	45.45	24.55	85%
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	(4.17)	17.72
Realized Price on a Boe Basis Including All Realized Derivative Settlements	41.28	42.27	(2)%

Operating Expenses (in thousands):
Production Expenses	$77,010	$63,974	20%
Production Taxes	31,967	13,813	131%
General and Administrative Expenses	14,388	9,580	50%
Depletion, Depreciation, Amortization and Accretion	62,128	98,565	(37)%

Costs and Expenses (per Boe):
Production Expenses	$9.14	$10.41	(12)%
Production Taxes	3.79	2.25	68%
General and Administrative Expenses	1.71	1.56	10%
Depletion, Depreciation, Amortization and Accretion	7.37	16.04	(54)%

Net Producing Wells at Period End	588.6	466.0	26%

Oil and Natural Gas Sales

In the first six months of 2021, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $383.0 million as compared to $150.9 million in the first six months of 2020, driven by a 85% increase in realized prices, excluding the effect of settled commodity derivatives, and a 37% increase in production. The higher average realized price in the first six months of 2021 as compared to the same period in 2020 was partially driven by higher average NYMEX oil prices and a lower oil price differential. Oil price differential during the first six months of 2021 was $5.74 per barrel, as compared to $6.44 per barrel in the first six months of 2020. The higher average realized price in the second quarter of 2021 as compared to the same period in 2020 was also driven by a $3.10 increase in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, in the first six months of 2021 compared to the same period of 2020. See “Market Conditions” above.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Our acquisition program is a significant driver of our net well additions in certain years. Curtailments, shut-ins and reduced development activity during 2020, which had largely abated by the second quarter of 2021, as well as production added from the Reliance Acquisition, drove our 37% increase in production levels in the first six months of 2021 compared to the same period in 2020. See “Impacts of COVID-19 Pandemic and Economic Environment” above.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a loss of $336.8 million in the first six months of 2021, compared to a gain of $303.9 million in the first six months of 2020. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first six months of 2021, we realized a loss on settled commodity derivatives of $35.2 million, compared to a $108.9 million gain in the first six months of 2020. The decrease in settled derivatives was primarily due to a significant increase in the average NYMEX oil price in the first six months of quarter of 2021 compared to the same period of 2020. During the first six months of 2021, our derivative settlements included 4.4 million barrels of oil at an average settlement price of $56.02 per barrel. During the first six months of 2020, our commodity derivative settlements included 5.2 million barrels of oil at an average settlement price of $57.88 per barrel. The average NYMEX oil price for the first six months of 2021 was $62.22 compared to $36.69 for the first six months of 2020. Our average realized price (including all commodity derivative cash settlements) in the first six months of 2021 was $41.28 per Boe compared to $42.27 per Boe in the first six months of 2020. The gain (loss) on settled derivatives decreased our average realized price per Boe by $4.17 in the first six months of 2021 and increased our average realized price per Boe by $17.72 in the first six months of 2020.

Unsettled commodity derivative gains and losses was a loss of $301.7 million in the first six months of 2021, compared to a gain of $195.0 million in the first six months of 2020. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2021, all of our derivative contracts are recorded at their fair value, which was a net liability of $267.7 million, a decrease of $301.3 million from the $33.7 million net asset recorded as of December 31, 2020. The decrease at June 30, 2021 as compared to December 31, 2020 was primarily due to changes in forward oil prices relative to prices on our open oil derivative contracts since December 31, 2020. Our open oil derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $77.0 million in the first six months of 2021, compared to $64.0 million in the first six months of 2020. On a per unit basis, production expenses decreased from $10.41 per Boe in the first six months of 2020 to $9.14 per Boe in the first six months of 2021 due in large part to a 129% increase in our production volumes, which increased the production base over which fixed costs are spread. On an absolute dollar basis, the increase in our production expenses in the first six months of 2021, as compared to the first six months of 2020, was primarily due to a 37% increase in production levels and a 26% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $32.0 million in the first six months of 2021 compared to $13.8 million in the first six months of 2020. The increase is due to higher realized prices which increased our oil and natural gas sales in the first six months of 2021 as compared to the first six months of 2020. As a percentage of oil and natural gas sales, our production taxes were 8.3% and 9.2% in the first six months of 2021 and 2020, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales. Oil sales are taxed at a higher rate than natural gas sales.

General and Administrative Expenses

General and administrative expenses were $14.4 million in the first six months of 2021 compared to $9.6 million in the first six months of 2020. The increase was primarily due to $5.5 million in acquisition-related costs in connection with the Reliance Acquisition, which was partially offset by a $0.6 million reduction in professional fees and compensation expense.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $62.1 million in the first six months of 2021, compared to $98.6 million in the first six months of 2020. Depletion expense, the largest component of DD&A, decreased by $36.7 million in the first six months of 2021 compared to the first six months of 2020. The aggregate decrease in depletion expense was driven by a 54% decrease in the depletion rate per Boe, offset by a 37% increase in production levels. On a per unit basis, depletion expense was $7.26 per Boe in the first six months of 2021 compared to $15.92 per Boe in the first six months of 2020. The lower depletion rate per Boe was primarily driven by the decrease in our depletable base as a result of the impairment of oil and natural gas properties during 2020 and the closing of the Reliance Acquisition. Depreciation, amortization and accretion was $1.0 million and $0.7 million for the first six months of 2021 and 2020, respectively. The following table summarizes DD&A expense per Boe for the first six months of 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Depletion	$7.26	$15.92	$(8.66)	(54)%
Depreciation, Amortization and Accretion	0.11	0.12	(0.01)	(8)%
Total DD&A Expense	$7.37	$16.04	$(8.67)	(54)%

Interest Expense

Interest expense, net of capitalized interest, was $28.5 million in the first six months of 2021 compared to $30.5 million in the first six months of 2020. The decrease in interest expense was primarily due to lower interest rates on the debt outstanding and reduced debt levels in the first six months of 2021 compared to the first six months of 2020.

Loss on the Extinguishment of Debt

    As a result of our refinancing transactions during the first six months of 2021 (see Note 4 to our condensed financial statements), we recorded a loss on the extinguishment of debt of $13.1 million based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof. As a result of a series of exchange transactions of our Second Lien Notes during the first six months of 2020, we recorded a loss on the extinguishment of debt of $5.3 million based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof.

Income Tax

During the first six months of 2021 and 2020, no income tax expense (benefit) was recorded on the income (loss) before income taxes, due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization.

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

During the first half of 2021, we completed a number of significant financing transactions, including:

•completed a common stock offering in February 2021 with net proceeds of $132.9 million, which was primarily intended to finance the cash purchase price for the Reliance Acquisition that closed on April 1, 2021;

•completed another common stock offering in June 2021 with net proceeds of $95.3 million, which was primarily intended to finance the cash purchase price for oil and gas property acquisitions in the Permian Basin that primarily closed in the third quarter of 2021, but in the interim reduced the Company’s outstanding indebtedness;

•issued $550.0 million in aggregate principal amount of new 8.125% senior unsecured notes due 2028 (the “2028 Notes”), priced at par, with estimated net proceeds of $538.4 million;

•fully repaid and retired all $130.0 million in principal amount of our 6.0% senior unsecured promissory note due 2022 (the “Unsecured VEN Bakken Note”);

•fully redeemed and retired all $287.8 million in principal amount of our 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”); and

•reduced the amount of borrowings outstanding under our Revolving Credit Facility from $532.0 million as of December 31, 2020 to $263.0 million as of June 30, 2021.

See Note 4 to our condensed financial statements for further details regarding these financing transactions.

As of June 30, 2021, we had outstanding debt consisting of $263.0 million of borrowings under our Revolving Credit Facility and $550.0 million aggregate principal amount of 2028 Notes. We had total liquidity of $401.8 million as of June 30, 2021, consisting of $397.0 million of committed borrowing availability under the Revolving Credit Facility and $4.8 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 61% and 77% of our total production volumes in the second quarter of 2021 and 2020, respectively. We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the three months ended June 30, 2021, we hedged approximately 70% of our production. For a summary as of June 30, 2021, of our open commodity swap contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

Working Capital

Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, collection of receivables, expenditures related to our development and production operations and the impact of our outstanding derivative instruments.

At June 30, 2021, we had a working capital deficit of $161.2 million, compared to $56.8 million at December 31, 2020. Current assets increased by $14.0 million and current liabilities increased by $118.4 million at June 30, 2021, compared to December 31, 2020. The increase in current assets is primarily due to a $60.1 million increase in our accounts receivable due to higher commodity prices, which was partially offset by a decrease in our derivative instruments of $50.8 million due to the change in fair value as a result of the commodity price environment. The change in current liabilities is due to a $137.6 million increase in our derivative instruments due to the change in fair value as a result of the commodity price environment, and a $36.4 million increase in our accounts payable and accrued liabilities due in part to increased completion activity levels on our properties, partially offset by a decrease in the current portion of our long-term debt of $65.0 million related to our Unsecured VEN Bakken Note.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. The Company typically enters into commodity derivative transactions covering a substantial, but varying, portion of its anticipated future oil and gas production for the next 12 to 24 months. Our cash flows for the six months ended June 30, 2021 and 2020 are presented below:

	Six Months Ended June 30,
	2021	2020
	(in thousands, unaudited)
Net Cash Provided by Operating Activities	$168,952	$202,239
Net Cash Used for Investing Activities	(213,541)	(190,514)
Net Cash Provided (Used) for Financing Activities	48,004	(25,955)
Net Change in Cash	$3,415	$(14,229)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2021 was $169.0 million, compared to $202.2 million in the same period of the prior year. This decrease was due to changes in working capital and lower realized oil prices (including the effect of settled derivatives), which was partially offset by higher production volumes and lower interest costs. Net cash provided by operating activities is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the six months ended June 30, 2021 was a deficit of $33.0 million compared to a surplus of $55.5 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2021 and 2020 were $213.5 million and $190.5 million, respectively. The increase in cash used in investing activities for the first six months of 2021 as compared to the same period of 2020 was attributable to a $14.4 million increase in our development and acquisition spending, which included the closing of our Reliance Acquisition. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $101.0 million and $92.5 million at June 30, 2021 and 2020, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the six months ended June 30, 2021, our capitalized costs incurred for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $256.2 million, while the actual cash spend in this regard amounted to $204.1 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the six months ended June 30, 2021 and 2020 are summarized in the following table:

	Six Months Ended June 30,
	2021	2020
	(in millions, unaudited)
Drilling and Development Capital Expenditures	$72.6	$163.6
Acquisition of Oil and Natural Gas Properties	131.5	25.5
Other Capital Expenditures	0.7	0.6
Total	$204.8	$189.7

Cash Flows from Financing Activities

Net cash provided by financing activities was $48.0 million during the six months ended June 30, 2021, compared to net cash used for financing activities of $26.0 million during the six months ended June 30, 2020. For the six months ended June 30, 2021, cash provided by financing activities was primarily related to $537.6 million of net proceeds from our offering of 2028 Notes and $228.2 million of net proceeds from our offering of common stock, which was partially offset by $295.9 million in repurchases of Second Lien Notes, retirement of our Unsecured VEN Bakken Note of $130.0 million and $269.0 million of net repayments under our Revolving Credit Facility. For the six months ended June 30, 2020, cash used for financing activities was primarily related to $13.5 million in repurchases of Second Lien Notes and $12.0 million of net repayments under our Revolving Credit Facility.

Revolving Credit Facility

In November 2019, we entered into a revolving credit facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto (the “Revolving Credit Facility”), which amended and restated our existing revolving credit facility that was entered into on October 5, 2018. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of June 30, 2021, the Revolving Credit Facility had a borrowing base of $725.0 million and an elected commitment amount of $660.0 million, and we had $263.0 million in borrowings outstanding under the facility, leaving $397.0 million in available borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Unsecured Notes due 2028

As of June 30, 2021, we had $550.0 million in outstanding principal amount of our 8.125% senior unsecured notes due 2028. See Note 4 to our condensed financial statements for further details regarding the 2028 Notes.

Series A Preferred Stock

As of June 30, 2021, we had 2,218,732 outstanding shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), having an aggregate liquidation preference of $221.9 million (excluding accumulated dividends). See Note 5 to our condensed financial statements for further details regarding the Series A Preferred Stock.

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

The following table summarizes our open crude oil swap contracts as of June 30, 2021, by fiscal quarter.

Settlement Period	Oil (Barrels)	Weighted Average Price ($)
Swaps-Crude Oil(1)
2021:
Q3	2,197,260	$54.63
Q4	2,200,706	54.26
2022:
Q1	1,712,230	$54.89
Q2	1,572,025	55.35
Q3	1,600,800	54.88
Q4	1,474,300	54.42
2023:
Q1	472,500	$57.92
Q2	204,750	60.38
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

The following table summarizes our open natural gas swap contracts as of June 30, 2021, by fiscal quarter.

Contract Period	Gas (MMBTU)	Weighted Average Price ($)
Swaps-Natural Gas
2021:
Q3	5,943,926	$2.82
Q4	8,784,210	2.82
2022:
Q1	6,257,291	$3.07
Q2	2,730,000	2.84
Q3	2,760,000	2.84
Q4	2,150,000	2.80

See Note 11 to our condensed financial statements for further details regarding our commodity derivatives, including basis swap contracts for both crude oil and natural gas, which are not included in the foregoing tables.

Interest Rate Risk

Our long-term debt as of June 30, 2021 is comprised of borrowings that contain fixed and floating interest rates. The Second Lien Notes and our 2028 Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at the base rate or LIBOR, plus an applicable margin. The base rate is a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans ranges from 200 to 300 basis points, in each case depending on the percentage of the borrowing base utilized. Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December. All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of June 30, 2021, we had interest rate swaps with a total notional amount of $200.0 million.

As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at June 30, 2021 would cost us approximately $0.6 million in additional annual interest expense.

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

As of June 30, 2021, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, of our common stock during the quarter ended June 30, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
April 1, 2021 to April 30, 2021	—	$—	—	$ 68.1 million
Month #2
May 1, 2021 to May 31, 2021	—	—	—	68.1 million
Month #3
June 1, 2021 to June 30, 2021	82	18.93	—	68.1 million
Total	82	$18.93	—	$ 68.1 million
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

Item 6.  Exhibits.

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018
3.4	Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated November 22, 2019	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
3.5	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 2, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2020
3.6	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 17, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2020
4.1	Indenture, dated May 15, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.50% Senior Secured Second Lien Notes due 2023)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
4.2	First Supplemental Indenture, dated September 18, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
4.3	Second Supplemental Indenture, dated October 5, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
4.4	Third Supplemental Indenture, dated November 22, 2019, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
4.5	Fourth Supplemental Indenture, dated February 18, 2021, among the Company and Wilmington Trust, National Association, as trustee and collateral agent	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
4.6	Indenture, dated February 18, 2021, between the Company and Wilmington Trust, National Association, as trustee (including Form of 8.125% Senior Note due 2028)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
4.7	Warrant to Purchase Common Shares, dated April 1, 2021, by and between Northern Oil and Gas, Inc. and Reliance Marcellus, LLC	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2021
10.1	Third Amendment to the Second Amended and Restated Credit Agreement, dated May 27, 2021, by and among Northern Oil and Gas, Inc. and Wells Fargo Bank, National Association and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2021

10.2	Registration Rights Agreement, dated April 1, 2021, by and between Northern Oil and Gas, Inc. and Reliance Marcellus, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2021
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	August 5, 2021	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer and principal executive officer (on behalf of Registrant)

Date:	August 5, 2021	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal accounting officer