Form 10-Q
period 2021-09-30
NORTHERN OIL & GAS, INC.
filed 2021-11-05
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 1, 2021, there were 66,195,089 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

September 30, 2021

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS

(In thousands, except par value and share data)	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$2,006	$1,428
Accounts Receivable, Net	158,047	71,015
Advances to Operators	5,137	476
Prepaid Expenses and Other	2,393	1,420
Derivative Instruments	—	51,290
Total Current Assets	167,583	125,629

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	4,804,687	4,393,533
Unproved	24,656	10,031
Other Property and Equipment	2,779	2,451
Total Property and Equipment	4,832,122	4,406,015
Less – Accumulated Depreciation, Depletion and Impairment	(3,767,613)	(3,670,811)
Total Property and Equipment, Net	1,064,509	735,204

Derivative Instruments	—	111
Other Noncurrent Assets, Net	11,970	11,145

Total Assets	$1,244,062	$872,089

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable	$65,912	$35,803
Accrued Liabilities	100,443	68,673
Accrued Interest	4,248	8,341
Derivative Instruments	182,692	3,078
Contingent Consideration	242	493
Current Portion of Long-term Debt	—	65,000
Other Current Liabilities	1,635	1,087
Total Current Liabilities	355,172	182,475

Long-term Debt	858,415	879,843
Derivative Instruments	156,731	14,659
Asset Retirement Obligations	27,106	18,366
Other Noncurrent Liabilities	4,349	50

Total Liabilities	$1,401,773	$1,095,393

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)
Preferred Stock, Par Value $.001; 5,000,000 Shares Authorized; 2,218,732 Series A Shares Outstanding at 9/30/2021 2,218,732 Series A Shares Outstanding at 12/31/2020	2	2

Common Stock, Par Value $.001; 135,000,000 Shares Authorized; 66,178,148 Shares Outstanding at 9/30/2021 45,908,779 Shares Outstanding at 12/31/2020	468	448
Additional Paid-In Capital	1,790,542	1,556,602
Retained Deficit	(1,948,723)	(1,780,356)
Total Stockholders’ Equity (Deficit)	(157,710)	(223,304)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,244,062	$872,089
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenues
Oil and Gas Sales	$259,669	$73,680	$642,717	$224,541
Gain (Loss) on Commodity Derivatives, Net	(128,163)	(26,361)	(465,010)	277,582
Other Revenue	1	3	2	12
Total Revenues	131,507	47,322	177,709	502,135

Operating Expenses
Production Expenses	43,236	24,159	120,246	88,132
Production Taxes	19,932	6,936	51,899	20,750
General and Administrative Expense	5,490	4,605	19,878	14,185
Depletion, Depreciation, Amortization and Accretion	35,885	30,786	98,013	129,350
Impairment Expense	—	199,489	—	962,205
Total Operating Expenses	104,543	265,975	290,036	1,214,622

Income (Loss) From Operations	26,964	(218,653)	(112,327)	(712,487)

Other Income (Expense)
Interest Expense, Net of Capitalization	(14,586)	(14,637)	(43,120)	(45,145)
Write-off of Debt Issuance Costs	—	(1,543)	—	(1,543)
Gain (Loss) on Unsettled Interest Rate Derivatives, Net	92	224	454	(1,205)
Gain (Loss) on Extinguishment of Debt, Net	—	1,592	(13,087)	(3,718)
Contingent Consideration Gain (Loss)	82	—	(292)	—
Other Income (Expense)	2	13	5	14
Total Other Income (Expense)	(14,410)	(14,351)	(56,040)	(51,597)

Income (Loss) Before Income Taxes	12,554	(233,004)	(168,367)	(764,084)

Income Tax Provision (Benefit)	—	—	—	(166)

Net Income (Loss)	$12,554	$(233,004)	$(168,367)	$(763,918)

Cumulative Preferred Stock Dividend	(3,605)	(3,718)	(11,154)	(10,986)

Net Income (Loss) Attributable to Common Stockholders	$8,949	$(236,722)	$(179,521)	$(774,904)

Net Income (Loss) Per Common Share – Basic	$0.14	$(5.44)	$(2.97)	$(18.53)
Net Income (Loss) Per Common Share – Diluted	$0.13	$(5.44)	$(2.97)	$(18.53)
Weighted Average Common Shares Outstanding – Basic	65,856,479	43,517,074	60,404,584	41,812,553
Weighted Average Common Shares Outstanding – Diluted	66,629,566	43,517,074	60,404,584	41,812,553
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash Flows from Operating Activities
Net Loss	$(168,367)	$(763,918)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	98,013	129,350
Amortization of Debt Issuance Costs	2,750	3,999
Write-off of Debt Issuance Costs	—	1,543
Loss on Extinguishment of Debt	13,087	3,718
Amortization of Bond Premium on Long-term Debt	(130)	(802)
Deferred Income Taxes	—	210
Unrealized (Gain) Loss of Derivative Instruments	373,086	(123,595)
Loss on Contingent Consideration	292	—
Stock-Based Compensation Expense	2,247	3,182
Impairment Expense	—	962,205
Other	3,293	(172)
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(86,747)	48,491
Prepaid and Other Expenses	(975)	268
Accounts Payable	21,683	(1,127)
Accrued Interest	(3,965)	(3,199)
Accrued Liabilities and Expenses	9,098	(1,501)
Net Cash Provided by Operating Activities	263,365	258,652

Cash Flows from Investing Activities
Drilling and Development Capital Expenditures	(118,196)	(218,193)
Acquisition of Oil and Natural Gas Properties	(246,282)	(31,075)
Acquisition Deposit	—	(225)
Purchases of Other Property and Equipment	(339)	(59)
Net Cash Used for Investing Activities	(364,817)	(249,552)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	428,000	56,000
Repayments on Revolving Credit Facility	(641,000)	(65,000)
Repurchases of Second Lien Notes due 2023	(295,918)	(13,514)
Repayment of Unsecured VEN Bakken Note due 2022	(130,000)	—
Debt Issuance Costs Paid	(12,436)	(447)
Issuance of Common Stock	228,199	—
Issuance of Unsecured Notes due 2028	550,000	—
Restricted Stock Surrenders - Tax Obligations	(839)	(404)
Preferred Dividends Paid	(22,002)	—
Common Dividends Paid	(1,975)	—
Net Cash Provided (Used) for Financing Activities	102,029	(23,365)

Net Increase (Decrease) in Cash and Cash Equivalents	578	(14,265)

Cash and Cash Equivalents - Beginning of Period	1,428	16,068

Cash and Cash Equivalents - End of Period	2,006	1,803
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2020	45,908,779	$448	2,218,732	$2	$1,556,602	$(1,780,357)	$(223,304)

Issuance of Common Stock	138,297	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	916	—	916
Restricted Stock Surrenders - Tax Obligations	(60,529)	—	—	—	(837)	—	(837)
Equity Offerings, Net of Issuance Costs	14,375,000	14	—	—	132,885	—	132,900
Net Loss	—	—	—	—	—	(90,357)	(90,357)

March 31, 2021	60,361,547	$462	2,218,732	$2	$1,689,567	$(1,870,714)	$(180,682)

Issuance of Common Stock	30,957	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	851	—	851
Restricted Stock Surrenders - Tax Obligations	(82)	—	—	—	(2)	—	(2)
Equity Offerings, Net of Issuance Costs	5,750,000	6	—	—	95,293	—	95,299
Issuance of Common Stock Warrants	—	—	—	—	30,512	—	30,512
Contingent Consideration Settlements	21,977	—	—	—	354	—	354
Preferred Stock Dividends	—	—	—	—	(22,002)	—	(22,002)
Common Stock Dividends Declared, $0.03 per Share	—	—	—	—	(1,985)	—	(1,985)
Net Loss	—	—	—	—	—	(90,563)	(90,563)

June 30, 2021	66,164,399	$468	2,218,732	$2	$1,792,589	$(1,961,276)	$(168,217)

Issuance of Common Stock	17,876	—	—	—	—	—	—
Restricted Stock Forfeitures	(14,355)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	728	—	728
Contingent Consideration Settlements	10,228	—	—	—	189	—	189
Common Stock Dividends Declared, $0.0450 per Share	—	—	—	—	(2,963)	—	(2,963)
Net Income	—	—	—	—	—	12,554	12,554

September 30, 2021	66,178,148	$468	2,218,732	$2	$1,790,542	$(1,948,723)	$(157,710)

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2019	40,608,518	$406	1,500,000	$2	$1,431,438	$(873,203)	$558,643

Issuance of Common Stock	5,000	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,263	—	1,263
Restricted Stock Surrenders - Tax Obligations	(33,200)	—	—	—	(396)	—	(396)
Issuance of Preferred Stock, Net of Issuance Costs	—	—	794,702	1	81,211	—	81,212
Net Income	—	—	—	—	—	368,286	368,286

March 31, 2020	40,580,318	$406	2,294,702	$2	$1,513,516	$(504,917)	$1,009,007

Issuance of Common Stock	219,562	2	—	—	—	—	2
Restricted Stock Forfeitures	(271)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,313	—	1,313
Restricted Stock Surrenders - Tax Obligations	(944)	—	—	—	(8)	—	(8)
Issuance under Debt Exchange Agreements	2,845,326	28	—	—	29,586	—	29,615
Net Loss	—	—	—	—	—	(899,200)	(899,200)

June 30, 2020	43,643,991	$436	2,294,702	$2	$1,544,407	$(1,404,117)	$140,729
Issuance of Common Stock	66,025	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	990	—	990
Issuance under Debt Exchange Agreements	1,319,615	6	—	—	7,548	—	7,554
Issuance under Series A Preferred Exchange Agreements	526,695	6	(75,970)	—	1,108	(1,113)	—
Net Loss	—	—	—	—	—	(233,004)	(233,004)

September 30, 2020	45,556,326	$448	2,218,732	$2	$1,554,053	$(1,638,234)	$(83,731)

______________
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

NOTE 2     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial information included herein is unaudited. The balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements for the year ended December 31, 2020. However, such information includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three and nine months ended September 30, 2021 and 2020, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two primary sources: oil sales, and natural gas and NGL sales. Substantially all of the Company’s oil and gas sales come from three geographic areas in the United States: the Williston Basin (North Dakota and Montana), the Appalachian Basin (Pennsylvania), and the Permian Basin (New Mexico and Texas). The following tables present the disaggregation of the Company’s oil revenues and natural gas and NGL revenues by basin for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$192,424	$10,810	$—	$203,234	$70,595	$—	$—	$70,595
Natural Gas and NGL Revenues	37,653	1,792	16,990	56,436	3,085	—	—	3,085
Total	$230,077	$12,602	$16,990	$259,669	$73,680	$—	$—	$73,680

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$507,797	$15,353	$—	$523,150	$215,712	$—	$—	$215,712
Natural Gas and NGL Revenues	89,416	2,126	28,025	119,567	8,829	—	—	8,829
Total	$597,213	$17,479	$28,025	$642,717	$224,541	$—	$—	$224,541

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the development, exploitation, production and exploration activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the nine months ended September 30, 2021, the Company’s top four operators made up 55% of total oil and gas sales, compared to 49% for the nine months ended September 30, 2020.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Net Income (Loss)	$12,554	$(233,004)	$(168,367)	$(763,918)
Less: Cumulative Dividends on Preferred Stock	(3,605)	(3,718)	(11,154)	(10,986)
Net Income (Loss) Attributable to Common Stock	$8,949	$(236,722)	$(179,521)	$(774,904)

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	65,856,479	43,517,074	60,404,584	41,812,553
Plus: Dilutive Effect of Restricted Stock and Warrants	773,087	—	—	—
Plus: Dilutive Effect of Preferred Shares	—	—	—	—
Weighted Average Common Shares Outstanding – Diluted	66,629,566	43,517,074	60,404,584	41,812,553

Net Income (Loss) per Common Share:
Basic	$0.14	$(5.44)	$(2.97)	$(18.53)
Diluted	$0.13	$(5.44)	$(2.97)	$(18.53)

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock and Warrants	—	84,319	351,982	54,885
Preferred Stock	9,718,712	10,057,601	9,734,810	9,880,344

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$41,283	$42,736

Non-cash Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	111,897	76,498
Capitalized Asset Retirement Obligations	8,564	457
Contingent Consideration	544	—
Compensation Capitalized on Oil and Gas Properties	246	385
Issuance of Common Stock Warrants	30,512	—

Non-cash Financing Activities:
Common Stock Dividends Declared	2,973	—
Issuance of Common Stock for Second Lien Notes Repurchase	—	37,169
Issuance of Preferred Stock for Second Lien Notes Repurchase	—	81,212
Issuance of Common Stock for Preferred Stock Exchange	—	1,113

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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The Company did not have any impairment of its proved oil and gas properties for the three and nine months ended September 30, 2021. As a result of low commodity prices and their effect on the proved reserve values of properties during 2020, the Company recorded a non-cash ceiling test impairment of $199.5 million and $962.2 million for the three and nine months ended September 30, 2020, respectively.

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

2021 Acquisitions

In addition to the Permian Acquisition (defined below) and the Reliance Acquisition (defined below), the Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $24.1 million and $53.2 million during the three and nine months ended September 30, 2021, respectively. These amounts include $15.3 million and $24.1 million, respectively, of associated development costs.

Permian Basin Acquisition

On August 2, 2021, the Company completed the acquisition of certain non-operated oil and gas properties from CM Resources, LLC, effective as of April 1, 2021 (the “Permian Acquisition”), for total estimated consideration of $105.7 million in cash (which includes a $9.4 million deposit previously paid into escrow by the Company upon the execution of the purchase agreement and customary purchase price adjustments). At closing, the acquired assets included approximately 6.5 net producing wells and 3.0 net wells in progress, as well as approximately 2,285 net acres in the Permian Basin. The results of operations from the acquisition from the August 2, 2021 closing date through September 30, 2021, represented approximately $9.7 million of revenue and $6.9 million of income from operations.

The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$105,889
Total assets acquired	105,889
Asset retirement obligations	(179)
Net assets acquired	$105,710

Fair value of consideration paid for net assets:
Cash consideration	$105,710
Total fair value of consideration transferred	$105,710

Reliance Acquisition

On April 1, 2021, the Company completed the acquisition of certain oil and gas properties, interests and related net assets from Reliance Marcellus, LLC (the “Reliance Acquisition”), effective July 1, 2020. At closing, the acquired assets included approximately 95.3 net producing wells and 24.9 net wells in progress, as well as approximately 61,712 net acres in the Appalachian Basin in Pennsylvania. In addition, the Company assumed minimum volume commitment contracts. The Reliance

Acquisition was completed pursuant to the purchase and sale agreement between the Company and Reliance Marcellus, LLC (“Reliance”), dated February 3, 2021.

The total estimated consideration paid by the Company was $140.2 million, consisting of (i) warrants to purchase 3,250,000 shares of the Company’s common stock with an exercise price equal to $14.00 per share and a total estimated fair value of $30.5 million and (ii) cash purchase consideration of $109.7 million from equity offering proceeds.

The results of operations from the acquisition from the April 1, 2021 closing date through September 30, 2021, represented approximately $28.0 million of revenue and $8.9 million of income from operations. The Company incurred $6.2 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the condensed statement of operations. The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$139,293
Unproved oil and natural gas properties	10,912
Total assets acquired	150,205
Asset retirement obligations	(6,549)
Minimum volume commitment liability	(3,442)
Net assets acquired	$140,214

Fair value of consideration paid for net assets:
Cash consideration	$109,702
Issuance of Common Stock Warrants (3.25 million shares at $14.00 per share)	30,512
Total fair value of consideration transferred	$140,214

Pro Forma Information

The following summarized unaudited pro forma condensed statements of operations information for the three and nine months ended September 30, 2020 and 2021 assumes that both the Permian Acquisition and the Reliance Acquisition occurred as of January 1, 2020. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisition as of January 1, 2020, or that will be attained in the future.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total Revenues	$133,204	$59,933	$207,266	$540,720
Net Income (Loss)	13,522	(231,905)	(157,446)	(765,354)

2020 Acquisitions

The Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $4.8 million and $30.6 million during the three and nine months ended September 30, 2020, respectively. These amounts include $0.1 million and $18.5 million, respectively, of development costs that occurred prior to the closings of the acquisitions.

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. For the three months ended September 30, 2021 and 2020, unproved properties of $0.5 million and $0.7 million, respectively, were impaired. For the nine months ended September 30, 2021 and 2020, unproved properties of $1.2 million and $2.7 million, respectively, were impaired.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consisted of the following as of the dates indicated:

(In thousands)	September 30, 2021	December 31, 2020
Revolving Credit Facility	$319,000	$532,000
Unsecured Notes due 2028	550,000	—
Second Lien Notes due 2023	—	287,755
Unsecured VEN Bakken Note due 2022	—	130,000
Total principal	869,000	949,755
Unamortized debt discounts and premiums	—	2,041
Unamortized debt issuance costs(1)	(10,585)	(6,953)
Total debt	858,415	944,843
Less current portion of long-term debt	—	(65,000)
Total long-term debt	$858,415	$879,843
________________
(1)Debt issuance costs related to the Company’s revolving credit facility of $5.7 million and $6.5 million as of September 30, 2021 and December 31, 2020, respectively, are recorded in “Other Noncurrent Assets, Net” on the balance sheets.

2021 Financing Transactions

During the nine months ended September 30, 2021, the Company completed a series of financing transactions related to its debt arrangements, which are summarized as follows:

•completed a common stock offering in February 2021 with net proceeds of $132.9 million, which was primarily intended to finance the cash purchase price for the Reliance Acquisition that closed on April 1, 2021;
•completed another common stock offering in June 2021 with net proceeds of $95.3 million, which was primarily intended to finance the cash purchase price for oil and gas property acquisitions in the Permian Basin that primarily closed in the third quarter of 2021;

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
•reduced the amount of borrowings outstanding under the Revolving Credit Facility (defined below) from $532.0 million as of December 31, 2020 to $319.0 million as of September 30, 2021.

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

The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. As of September 30, 2021, the borrowing base was $725.0 million and the aggregate elected commitment amount was $660.0 million. In order to borrow in excess of the elected commitment amount, the Company would need to find new or existing lenders willing to provide the additional commitments. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The April 1st scheduled redetermination shall be based on a January 1st engineering report audited by a third party (reasonably acceptable by the Agent). The aggregate elected commitment amount may be increased semi-annually upon each scheduled borrowing base redetermination, and up to two times between each scheduled redetermination. The most recent redetermination was completed on November 3, 2021, with the borrowing base increased to $850.0 million and the aggregate elected commitment amount increased to $750.0 million.

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

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, maintain excess cash liquidity, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a pro forma rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under FASB ASC 815 and current maturities under the Revolving Credit Facility) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of September 30, 2021.

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

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue up to 135,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2021, the Company had 66,178,148 shares of common stock issued and outstanding.

In May 2021, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.03 per share. The dividend was paid on July 30, 2021 to stockholders of record as of the close of business on June 30, 2021.

In August 2021, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.045 per share. The dividend was paid on October 29, 2021 to stockholders of record as of the close of business on September 30, 2021.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2021, the Company had 2,218,732 shares of preferred stock issued and outstanding, all of which were shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).

The terms of the Series A Preferred Stock are set forth in the Certificate of Designations for the Series A Preferred Stock (the “Certificate of Designations”), as originally filed with the Delaware Secretary of State on November 22, 2019, and as amended thereafter. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding-up. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, cumulative dividends in cash, at a rate of 6.500% per annum on the sum of (i) the $100 liquidation preference per share of Series A Preferred Stock (the “Liquidation Preference”) and (ii) all accumulated and unpaid dividends (if any), payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2020. As of September 30, 2021, there were $5.4 million of undeclared accumulated dividends on the Series A Preferred Stock.

The Series A Preferred Stock is convertible at the holders’ option (an “Optional Conversion”) into common stock at a conversion rate set forth in the Certificate of Designations, subject to customary adjustments as provided for therein. As of September 30, 2021, the conversion rate was 4.3803 shares of common stock for each share of Series A Preferred Stock (which is equivalent to a conversion price of $22.83). Holders may be entitled to additional shares of common stock or cash in connection with a conversion that occurs in connection with a Fundamental Change (as defined in the Certificate of Designations). The Series A Preferred Stock is convertible at the Company’s option (a “Mandatory Conversion”) if the closing sale price of the Company’s common stock equals or exceeds 145% of the conversion price for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days. A Mandatory Conversion would also entitle the holder to a cash payment equal to eight semi-annual dividend payments, less an amount equal to all cash dividend payments made in respect of such holder’s shares of Series A Preferred Stock prior to such Mandatory Conversion. The occurrence of any Optional Conversion or Mandatory Conversion is subject to various terms and limitations set forth in the Certificate of Designations.
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

During the nine months ended September 30, 2021, 60,611 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $0.8 million, which is based on the market prices on the dates the shares were surrendered.

During the nine months ended September 30, 2021, the Company issued 32,205 shares of common stock to satisfy contingent consideration owed in connection with a prior acquisition of oil and gas properties.

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the three and nine months ended September 30, 2021 and September 30, 2020, respectively, the Company did not repurchase shares of its common stock under the stock repurchase program. The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are now included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION

The Company maintains its 2018 Equity Incentive Plan (the “2018 Plan”), which replaced the Company’s prior 2013 Incentive Plan (the “2013 Plan”), for making equity-based awards to employees, directors and other eligible persons. No future awards will be made under the 2013 Plan. The 2013 Plan continues to govern awards that were made thereunder, which remain in effect pursuant to their terms. As of September 30, 2021, there were 735,277 shares available for future awards under the 2018 Plan.

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

The following table reflects the outstanding RSAs and activity related thereto for the nine months ended September 30, 2021:

	Service-based Awards		Service and Performance-based Awards		Service and Market-based Awards		Service, Performance, and Market-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2020	268,602	$10.44	16,250	$27.00	5,245	$16.70	39,200	$9.80
Shares granted	187,130	12.81	—	—	—	—	—	—
Shares forfeited	(13,355)	11.62	—	—	—	—	(1,000)	9.80
Shares vested	(139,419)	12.41	(16,250)	27.00	(5,245)	16.70	(19,600)	9.80
Outstanding at September 30, 2021	302,958	$10.94	—	$—	—	$—	18,600	$9.80

At September 30, 2021, there was $2.7 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 0.94 years. For the nine months ended September 30, 2021 and 2020, the total fair value of the Company’s restricted stock awards vested was $1.8 million and $1.9 million, respectively.

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

The Company’s interests in certain crude oil and natural gas leases from the State of North Dakota are subject to an ongoing dispute over the ownership of minerals underlying the bed of the Missouri River within the boundaries of the Fort Berthold Reservation.  The ongoing dispute is between the State of North Dakota and three affiliated tribes, both of whom have purported to lease mineral rights in tracts of riverbed within the reservation boundaries. In the event the ongoing dispute results in a final judgment that is adverse to the Company’s interests, the Company would be required to reverse approximately $4.1 million in revenue (net of accrued taxes) that has been accrued since the first quarter of 2013 based on the Company’s purported interest in the crude oil and natural gas leases at issue. Due to the long-term nature of this title dispute, the $4.1 million in accounts receivable is included in “Other Noncurrent Assets, Net” in the condensed balance sheets. The Company fully maintains the validity of its interests in the crude oil and natural gas leases.

NOTE 9     INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine months ended September 30, 2021 and 2020 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income due to the recognition of a full valuation allowance during both the three and nine months ended September 30, 2021 and 2020, respectively.

In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized. In making such determination, the Company considers all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies. If the

Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance. The Company assesses the appropriateness of its valuation allowance on a quarterly basis. At September 30, 2021 and December 31, 2020, the Company maintains a full valuation allowance on its net DTAs.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	Fair Value Measurements at September 30, 2021 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$—	$—
Commodity Derivatives – Noncurrent Assets	—	—	—
Commodity Derivatives – Current Liabilities	—	(182,188)	—
Commodity Derivatives – Noncurrent Liabilities	—	(156,669)	—
Interest Rate Derivatives – Current Liabilities	—	(504)	—
Interest Rate Derivatives – Noncurrent Liabilities	—	(62)	—
Total	$—	$(339,422)	$—

	Fair Value Measurements at December 31, 2020 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$51,290	$—
Commodity Derivatives – Current Liabilities	—	(2,504)	—
Commodity Derivatives – Noncurrent Assets	—	111	—
Commodity Derivatives – Noncurrent Liabilities	—	(14,214)	—
Interest Rate Derivatives – Current Liabilities	—	(574)	—
Interest Rate Derivatives – Noncurrent Liabilities	—	(445)	—
Total	$—	$33,664	$—

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

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium or discount (see Note 4).  The fair value of the Company’s 2028 Notes was $591.3 million at September 30, 2021. The fair value of the Company’s 2028 Notes are based on active market quotes, which represent Level 1 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the LIBOR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents a Level 2 input.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of ASC 410.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the nine months ended September 30, 2021 were approximately $8.4 million.

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

The Company accounts for acquisitions of oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company’s acquisitions of oil and natural gas properties during the nine months ended September 30, 2021 and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the nine months ended September 30, 2021.

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
Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Cash Received (Paid) on Settled Derivatives	$(56,318)	$43,837	$(91,470)	$152,782
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	(71,845)	(70,198)	(373,540)	124,800
Gain (Loss) on Commodity Derivatives, Net	$(128,163)	$(26,361)	$(465,010)	$277,582

The following table summarizes open commodity derivative positions as of September 30, 2021, for commodity derivatives that were entered into through September 30, 2021, for the settlement period presented:

	2021	2022	2023	2024	2025
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	2,281,206	7,416,830	955,125	—	—
Weighted-Average Price ($/Bbl)	$54.82	$56.53	$59.45	$—	$—
Brent ICE - Swaps:
Volume (Bbl)	—	365,000	—	—	—
Weighted-Average Price ($/Bbl)	$—	$55.00	$—	$—	$—
WTI NYMEX - Swaptions(1):
Volume (Bbl)	—	45,250	2,961,000	722,850	—
Weighted-Average Price ($/Bbl)	$—	$57.50	$50.11	$56.00	$—
Bakken Crude UHC to WTI NYMEX - Basis Swaps:
Volume (Bbl)	1,498,680	—	—	—	—
Weighted-Average Price ($/Bbl)	$(2.48)	$—	$—	$—	$—
WTI NYMEX - Call Options(1):
Volume (Bbl)	—	—	365,000	3,264,210	730,000
Weighted-Average Price ($/Bbl)	$—	$—	$55.00	$57.22	$49.95

Natural Gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	8,784,210	21,537,291	—	—	—
Weighted-Average Price ($/MMBtu)	$2.82	$2.99	$—	$—	$—
Waha Inside FERC to Henry Hub - Basis Swaps:
Volume (MMBtu)	115,000	365,000	—	—	—
Weighted-Average Differential ($/MMBtu)	$(0.07)	$(0.26)	$—	$—	$—
Henry Hub NYMEX - Collars:
Volume (MMBtu)	610,000	900,000	—	—	—
Weighted-average floor price ($/MMBtu)	$4.00	$4.00	$—	$—	$—
Weighted-average ceiling price ($/MMBtu)	$7.75	$7.75	$—	$—	$—
Columbia/TCO-POOL - Basis Swaps:
Volume (MMBtu)	738,814	1,067,187	—	—	—
Weighted-Average Differential ($/MMBtu)	$(0.43)	$(0.43)	$—	$—	$—
Dominion - App - Basis Swaps:
Volume (MMBtu)	246,271	355,729	—	—	—
Weighted-Average Differential ($/MMBtu)	$(0.64)	$(0.64)	$—	$—	$—
NE - TETCO M2 - Basis Swaps:
Volume (MMBtu)	3,023,377	11,429,374	1,350,000	—	—
Weighted-Average Differential ($/MMBtu)	$(0.77)	$(0.84)	$(0.83)	$—	$—

NGL:
TET-OPIS - Swaps:
Volume (Bbl)	15,500	—	—	—	—
Weighted-Average Price ($/Bbl)	$34.34	$—	$—	$—	$—
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

Interest Rate Derivative Instruments

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of September 30, 2021, the Company had interest rate swaps with a total notional amount of $200.0 million. The settlement of these derivative instruments is recognized as a component of interest expense in the condensed statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the condensed statements of operations.

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at September 30, 2021 and December 31, 2020, respectively.  Certain amounts may be presented on a net basis on the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

Type of Commodity	Balance Sheet Location	September 30, 2021 Estimated Fair Value	December 31, 2020 Estimated Fair Value
Derivative Assets:		(In thousands)
Commodity Price Swap Contracts	Current Assets	$—	$52,702
Commodity Basis Swap Contracts	Current Assets	1,231	37
Commodity Price Swaptions Contracts	Current Assets	2,123	—
Commodity Price Collar Contracts	Current Assets	347	—
Commodity Price Swap Contracts	Noncurrent Assets	17	3,479
Commodity Basis Swap Contracts	Noncurrent Assets	443	—
Commodity Price Swaptions Contracts	Noncurrent Assets	717	—
Interest Rate Swap Contracts	Noncurrent Assets	2	—
Total Derivative Assets		$4,880	$56,218

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(177,109)	$(3,434)
Commodity Basis Swap Contracts	Current Liabilities	(4,819)	(519)
Commodity Price Swaptions Contracts	Current Liabilities	(2,838)	—
Interest Rate Swap Contracts	Current Liabilities	(504)	(574)
Commodity Price Collar Contracts	Current Liabilities	(1,123)	—
Commodity Price Swap Contracts	Noncurrent Liabilities	(30,815)	(399)
Interest Rate Swap Contracts	Noncurrent Liabilities	(64)	(445)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(413)	—
Commodity Price Call Option Contracts	Noncurrent Liabilities	(62,223)	—
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(64,395)	(17,184)
Total Derivative Liabilities		$(344,303)	$(22,554)

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

	Estimated Fair Value at September 30, 2021
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$3,701	$(3,701)	$—
Non-Current Assets	1,179	(1,179)	—
Total Derivative Assets	$4,880	$(4,880)	$—

Offsetting of Derivative Liabilities:
Current Liabilities	$(186,393)	$3,701	$(182,692)
Non-Current Liabilities	(157,910)	1,179	(156,731)
Total Derivative Liabilities	$(344,303)	$4,880	$(339,422)

	Estimated Fair Value at December 31, 2020
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$52,739	$(1,449)	$51,290
Non-Current Assets	3,479	$(3,369)	111
Total Derivative Assets	$56,218	$(4,817)	$51,401

Offsetting of Derivative Liabilities:
Current Liabilities	$(4,527)	$1,449	$(3,078)
Non-Current Liabilities	(18,028)	3,369	(14,659)
Total Derivative Liabilities	$(22,554)	$4,817	$(17,737)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of September 30, 2021.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at September 30, 2021 and December 31, 2020.

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

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in the premier basins within the United States.  Using this strategy, we had participated in 7,283 gross (601.8 net) producing wells as of September 30, 2021. As of September 30, 2021, we had leased approximately 247,565 net acres, of which approximately 87% were developed, held by production or held by operations, and substantially all were located in either the Williston, Appalachian or Permian Basins in the United States.

Our average daily production in the third quarter of 2021 was approximately 57,647 Boe per day, of which approximately 59% was oil. This was a 5.5% increase in production compared to the second quarter of 2021, primarily due to production attributable to recent acquisitions and new wells added to production. During the three months ended September 30, 2021, we added 6.5 net wells to production, in addition to the wells added at closing from the Permian Acquisition. This compared to 10.5 net wells added to production in the second quarter of 2021.

Impacts of COVID-19 Pandemic and Economic Environment

The novel coronavirus disease (COVID-19) and efforts to mitigate the spread of the disease have created unprecedented challenges for our industry, including a drastic decline in demand for crude oil. In addition, in March 2020, members of OPEC failed to agree on production levels which led to a substantial decrease in oil prices and an increasingly volatile market. The oil price war ended in April 2020, with a deal to cut global petroleum output but did not go far enough to offset the impact of COVID-19 on demand. As a result of lower demand caused by the COVID-19 pandemic and the oversupply of crude oil, spot and future prices of crude oil fell to historic lows during the second quarter of 2020 and remained depressed through much of 2020. Operators in the Williston Basin responded by significantly decreasing drilling and completion activity, and by shutting in or curtailing production from a significant number of producing wells. As a result of these factors, we reduced our 2020 developmental capital spending to $162.8 million, a reduction of 56% compared to our developmental capital expenditures in 2019. Conditions have significantly improved with the recovery of commodity prices in late 2020 and the further increase in commodity prices in 2021, but operators’ decisions on these matters are evolving rapidly, and it remains difficult to predict the future effects on our Company and its business.

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

•our ability to continue to identify and acquire high-quality acreage and drilling opportunities; and

•the level of our operating expenses.

In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage and wells in the Williston, Appalachian and Permian Basins subjects our operating results to factors specific to these regions.  These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, as well as infrastructure limitations, transportation capacity, regulatory matters and other factors that may specifically affect one or both of these regions.

The price of oil can vary depending on the market in which it is sold and the means of transportation used to transport the oil to market, particularly in the Williston Basin where a substantial majority of our revenues are derived. Additional pipeline infrastructure has increased takeaway capacity in the Williston Basin which has improved wellhead values in the region, specifically the Dakota Access Pipeline (“DAPL”) which has given the region low-cost transportation with access to Gulf Coast markets. However, DAPL is subject to ongoing litigation and regulatory review that could threaten its continued operation. During any period that DAPL is forced to shut down, we would expect our average oil price differential to increase, although it is difficult to predict with any precision what effect this would have.

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price. Thus, our operating results are also affected by changes in the price differentials between the applicable benchmark and the sales prices we receive for our production. Our oil price differential to the NYMEX benchmark price during the third quarter of 2021 was $5.63 per barrel, as compared to $6.54 per barrel in the third quarter of 2020. Our net realized gas price in the third quarter of 2021 was $4.33 per Mcf, representing 100% realization relative to average Henry Hub pricing, compared to a net realized gas price of $0.83 per Mcf in the third quarter of 2020. Fluctuations in our price differentials and realizations are due to several factors such as gathering and transportation costs, takeaway capacity relative to production levels, regional storage capacity, and seasonal refinery maintenance temporarily depressing demand.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  During the first nine months of 2021, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $6.9 million, compared to $7.4 million for the wells we elected to participate in during 2020.

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

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$4.31	$1.97
Oil (per Bbl)	$70.54	$40.90
_________

	Nine Months Ended September 30,
	2021	2020
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$3.54	$1.86
Oil (per Bbl)	$65.05	$38.12
_________
(1)Based on average NYMEX closing prices.

For the three months ended September 30, 2021, the average NYMEX pricing was $70.54 per barrel of oil, or 72% higher than the average NYMEX price per barrel for the comparable period in 2020.  Our realized oil price after reflecting settled commodity derivatives was 6% lower in the third quarter of 2021 than in the third quarter of 2020 due to the loss on settled oil derivatives in the third quarter of 2021 versus a gain on settled oil derivatives in the third quarter of 2020, partially offset by higher average NYMEX price per barrel and a lower oil price differential.

For the three months ended September 30, 2021, the average NYMEX pricing for natural gas was $4.31 per Mcf, or 119% higher than in the comparable period in 2020.  Our realized natural gas price after reflecting settled commodity derivatives was 215% higher in the third quarter of 2021 than in the third quarter of 2020 due to the higher average NYMEX natural gas price. In addition, we saw a higher uplift from increased pricing on NGLs. However, these factors were partially offset by the loss on settled natural gas derivatives in the third quarter of 2021 versus the third quarter of 2020.

As of September 30, 2021, we had a total volume on open crude oil price swaps of 11.0 million barrels at a weighted average price of approximately $56.28 per barrel. As of September 30, 2021, we had a total volume on open natural gas price swaps of 30.3 MMbtu at a weighted average price of approximately $2.94 per MMbtu. See Note 11 to the condensed financial statements.

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

Results of Operations for the Three Months Ended September 30, 2021 and September 30, 2020

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended September 30,
	2021	2020	% Change
Net Production:
Oil (Bbl)	3,131,182	2,054,847	52%
Natural Gas and NGLs (Mcf)	13,034,251	3,706,853	252%
Total (Boe)	5,303,557	2,672,656	98%

Net Sales (in thousands):
Oil Sales	$203,234	$70,595	188%
Natural Gas and NGL Sales	56,436	3,085
Gain (Loss) on Settled Commodity Derivatives	(56,318)	43,838
Gain (Loss) on Unsettled Commodity Derivatives	(71,845)	(70,198)
Other Revenue	1	3
Total Revenues	131,507	47,321

Average Sales Prices:
Oil (per Bbl)	$64.91	$34.36	89%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(12.52)	21.11
Oil Net of Settled Oil Derivatives (per Bbl)	52.39	55.47	(6)%

Natural Gas and NGLs (per Mcf)	4.33	0.83
Effect of Gain (Loss) on Settled Natural Gas Derivatives on Average Price (per Mcf)	(1.31)	0.13
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	3.02	0.96

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	48.96	27.57	78%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	(10.62)	16.40
Realized Price on a Boe Basis Including Settled Commodity Derivatives	38.34	43.97	(13)%

Operating Expenses (in thousands):
Production Expenses	$43,236	$24,159	79%
Production Taxes	19,932	6,936	187%
General and Administrative Expenses	5,490	4,605	19%
Depletion, Depreciation, Amortization and Accretion	35,885	30,786	17%

Costs and Expenses (per Boe):
Production Expenses	$8.15	$9.04	(10)%
Production Taxes	3.76	2.60	45%
General and Administrative Expenses	1.04	1.72	(40)%
Depletion, Depreciation, Amortization and Accretion	6.77	11.52	(41)%

Net Producing Wells at Period End	601.8	468.8	28%

Oil and Natural Gas Sales

In the third quarter of 2021, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $259.7 million as compared to $73.7 million in the third quarter of 2020, driven by a 78% increase in realized prices, excluding the effect of settled commodity derivatives, and a 98% increase in production. The higher average realized price in the third quarter of 2021 as compared to the same period in 2020 was driven by higher average NYMEX oil prices and a lower oil price differential. Oil price differential during the third quarter of 2021 was $5.63 per barrel, as compared to $6.54 per barrel in the third quarter of 2020. The higher average realized price in the third quarter of 2021 as compared to the same period in 2020 was also driven by a $3.50 increase in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, in the third quarter of 2021 compared to the same period of 2020. See “Market Conditions” above.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Our acquisition program is a significant driver of our net well additions in certain years. Curtailments, shut-ins and reduced development activity during 2020, which had largely abated by the second quarter of 2021, as well as production added from the Reliance Acquisition and Permian Acquisition, drove our 98% increase in production levels in the third quarter of 2021 compared to the same period in 2020. See “Impacts of COVID-19 Pandemic and Economic Environment” above.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a loss of $128.2 million in the third quarter of 2021, compared to a loss of $26.4 million in the third quarter of 2020. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the third quarter of 2021, we realized a loss on settled commodity derivatives of $56.3 million, compared to a $43.8 million gain in the third quarter of 2020. The decrease in settled derivatives was primarily due to a significant increase in the average NYMEX oil price in the third quarter of 2021 compared to the same period of 2020. During the third quarter of 2021, our derivative settlements included 2.2 million barrels of oil at an average settlement price of $54.63 per barrel. During the third quarter of 2020, our commodity derivative settlements included 2.1 million barrels of oil at an average settlement price of $58.42 per barrel. The average NYMEX oil price for the third quarter of 2021 was $70.54 compared to $40.90 for the third quarter of 2020. Our average realized price (including all commodity derivative cash settlements) in the third quarter of 2021 was $38.34 per Boe compared to $43.97 per Boe in the third quarter of 2020. The gain (loss) on settled derivatives decreased our average realized price per Boe by $10.62 in the third quarter of 2021 and increased our average realized price per Boe by $16.40 in the third quarter of 2020.

Unsettled commodity derivative gains and losses was a loss of $71.8 million in the third quarter of 2021, compared to a loss of $70.2 million in the third quarter of 2020. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2021, all of our derivative contracts are recorded at their fair value, which was a net liability of $339.4 million, a change of $373.1 million from the $33.7 million net asset recorded as of December 31, 2020. The decrease at September 30, 2021 as compared to December 31, 2020 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2020. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $43.2 million in the third quarter of 2021, compared to $24.2 million in the third quarter of 2020. On a per unit basis, production expenses decreased from $9.04 per Boe in the third quarter of 2020 to $8.15 per Boe in the third quarter of 2021 due in large part to a 98% increase in our production volumes, which increased the production base over which fixed costs are spread. On an absolute dollar basis, the increase in our production expenses in the third quarter of 2021, as compared to the third quarter of 2020, was primarily due to a 98% increase in production levels coupled with a 28% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $19.9 million in the third quarter of 2021 compared to $6.9 million in the third quarter of 2020. The increase is due to higher production and higher realized prices, which significantly increased our oil and natural gas sales in the third quarter of 2021 as compared to the third quarter of 2020. As a percentage of oil and natural gas sales, our production taxes were 7.7% and 9.4% in the third quarter of 2021 and 2020, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales. Oil sales are taxed at a higher rate than natural gas sales.

General and Administrative Expenses

General and administrative expenses were $5.5 million in the third quarter of 2021 compared to $4.6 million in the third quarter of 2020. The increase was primarily due to $0.7 million in acquisition-related costs in connection with the Permian Acquisition and a $0.5 million increase in compensation and insurance expense, which was partially offset by a $0.4 million decrease in professional fees.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $35.9 million in the third quarter of 2021, compared to $30.8 million in the third quarter of 2020. Depletion expense, the largest component of DD&A, increased by $4.9 million in the third quarter of 2021 compared to the third quarter of 2020. The aggregate increase in depletion expense was driven by a 98% increase in production levels, offset by a 41% decrease in the depletion rate per Boe. On a per unit basis, depletion expense was $6.66 per Boe in the third quarter of 2021 compared to $11.38 per Boe in the third quarter of 2020. The lower depletion rate per Boe was primarily driven by the decrease in our depletable base as a result of the impairment of oil and natural gas properties during 2020 and the closing of our Reliance and Permian Acquisitions. Depreciation, amortization and accretion was $0.6 million and $0.4 million in the third quarter of 2021 and 2020, respectively. The following table summarizes DD&A expense per Boe for the third quarter of 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Depletion	$6.66	$11.38	$(4.72)	(41)%
Depreciation, Amortization and Accretion	0.11	0.14	(0.03)	(21)%
Total DD&A Expense	$6.77	$11.52	$(4.75)	(41)%

Interest Expense

Interest expense, net of capitalized interest, was $14.6 million in the third quarter of 2021 compared to $14.6 million in the third quarter of 2020.

Gain on the Extinguishment of Debt

    We did not record a gain on the extinguishment of debt during the third quarter of 2021. As a result of a series of exchange transactions of our Second Lien Notes during the third quarter of 2020, we recorded a gain on the extinguishment of debt of $1.6 million based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof.

Income Tax

During the third quarters of 2021 and 2020, no income tax expense (benefit) was recorded on the income (loss) before income taxes, due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization.

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

Results of Operations for the Nine Months Ended September 30, 2021 and September 30, 2020

The following table sets forth selected operating data for the periods indicated.

	Nine Months Ended September 30,
	2021	2020	% Change
Net Production:
Oil (Bbl)	8,795,802	6,852,520	28%
Natural Gas and NGLs (Mcf)	29,615,822	11,797,391	151%
Total (Boe)	13,731,772	8,818,752	56%

Net Sales (in thousands):
Oil Sales	$523,150	$215,712	143%
Natural Gas and NGL Sales	119,567	8,829
Gain on Settled Commodity Derivatives	(91,470)	152,782
Gain (Loss) on Unsettled Commodity Derivatives	(373,540)	124,800
Other Revenue	2	12
Total Revenues	177,709	502,136	(65)%

Average Sales Prices:
Oil (per Bbl)	$59.48	$31.48	89%
Effect of Gain on Settled Oil Derivatives on Average Price (per Bbl)	(7.97)	22.11
Oil Net of Settled Oil Derivatives (per Bbl)	51.51	53.59	(4)%

Natural Gas and NGLs (per Mcf)	4.04	0.75	439%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	(0.72)	0.11
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	3.32	0.86	286%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	46.81	25.46	84%
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	(6.67)	17.33
Realized Price on a Boe Basis Including All Realized Derivative Settlements	40.14	42.79	(6)%

Operating Expenses (in thousands):
Production Expenses	$120,246	$88,132	36%
Production Taxes	51,899	20,750	150%
General and Administrative Expenses	19,878	14,185	40%
Depletion, Depreciation, Amortization and Accretion	98,013	129,350	(24)%

Costs and Expenses (per Boe):
Production Expenses	$8.76	$9.99	(12)%
Production Taxes	3.78	2.35	61%
General and Administrative Expenses	1.45	1.61	(10)%
Depletion, Depreciation, Amortization and Accretion	7.14	14.67	(51)%

Net Producing Wells at Period End	601.8	468.8	28%

Oil and Natural Gas Sales

In the first nine months of 2021, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $642.7 million as compared to $224.5 million in the first nine months of 2020, driven by a 84% increase in realized prices, excluding the effect of settled commodity derivatives, and a 56% increase in production. The higher average realized price in the first nine months of 2021 as compared to the same period in 2020 was partially driven by higher average NYMEX oil prices and a lower oil price differential. Oil price differential during the first nine months of 2021 was $5.57 per barrel, as compared to $6.64 per barrel in the first nine months of 2020. The higher average realized price in the third quarter of 2021 as compared to the same period in 2020 was also driven by a $3.29 increase in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, in the first nine months of 2021 compared to the same period of 2020. See “Market Conditions” above.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Our acquisition program is a significant driver of our net well additions in certain years. Curtailments, shut-ins and reduced development activity during 2020, which had largely abated by the second quarter of 2021, as well as production added from the Reliance and Permian Acquisitions, drove our 56% increase in production levels in the first nine months of 2021 compared to the same period in 2020. See “Impacts of COVID-19 Pandemic and Economic Environment” above.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a loss of $465.0 million in the first nine months of 2021, compared to a gain of $277.6 million in the first nine months of 2020. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first nine months of 2021, we realized a loss on settled commodity derivatives of $91.5 million, compared to a $152.8 million gain in the first nine months of 2020. The decrease in settled derivatives was primarily due to a significant increase in the average NYMEX oil price in the first nine months of 2021 compared to the same period of 2020. During the first nine months of 2021, our derivative settlements included 6.6 million barrels of oil at an average settlement price of $55.55 per barrel. During the first nine months of 2020, our commodity derivative settlements included 7.4 million barrels of oil at an average settlement price of $58.04 per barrel. The average NYMEX oil price for the first nine months of 2021 was $65.05 compared to $38.12 for the first nine months of 2020. Our average realized price (including all commodity derivative cash settlements) in the first nine months of 2021 was $40.14 per Boe compared to $42.79 per Boe in the first nine months of 2020. The gain (loss) on settled derivatives decreased our average realized price per Boe by $6.67 in the first nine months of 2021 and increased our average realized price per Boe by $17.33 in the first nine months of 2020.

Unsettled commodity derivative gains and losses was a loss of $373.5 million in the first nine months of 2021, compared to a gain of $124.8 million in the first nine months of 2020. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2021, all of our derivative contracts are recorded at their fair value, which was a net liability of $339.4 million, a change of $373.1 million from the $33.7 million net asset recorded as of December 31, 2020. The decrease at September 30, 2021 as compared to December 31, 2020 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2020. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $120.2 million in the first nine months of 2021, compared to $88.1 million in the first nine months of 2020. On a per unit basis, production expenses decreased from $9.99 per Boe in the first nine months of 2020 to $8.76 per Boe in the first nine months of 2021 due in large part to a 56% increase in our production volumes, which increased the production base over which fixed costs are spread. On an absolute dollar basis, the increase in our production expenses in the first nine months of 2021, as compared to the first nine months of 2020, was primarily due to a 56% increase in production levels and a 28% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $51.9 million in the first nine months of 2021 compared to $20.7 million in the first nine months of 2020. The increase is due to higher realized prices which increased our oil and natural gas sales in the first nine months of 2021 as compared to the first nine months of 2020. As a percentage of oil and natural gas sales, our production taxes were 8.1% and 9.2% in the first nine months of 2021 and 2020, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales. Oil sales are taxed at a higher rate than natural gas sales.

General and Administrative Expenses

General and administrative expenses were $19.9 million in the first nine months of 2021 compared to $14.2 million in the first nine months of 2020. The increase was primarily due to $6.2 million in acquisition-related costs in connection with the Reliance and Permian Acquisitions, which was partially offset by a $0.7 million reduction in professional fees and compensation expense.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $98.0 million in the first nine months of 2021, compared to $129.4 million in the first nine months of 2020. Depletion expense, the largest component of DD&A, decreased by $31.8 million in the first nine months of 2021 compared to the first nine months of 2020. The aggregate decrease in depletion expense was driven by a 52% decrease in the depletion rate per Boe, offset by a 56% increase in production levels. On a per unit basis, depletion expense was $7.03 per Boe in the first nine months of 2021 compared to $14.54 per Boe in the first nine months of 2020. The lower depletion rate per Boe was primarily driven by the decrease in our depletable base as a result of the impairment of oil and natural gas properties during 2020 and the closing of our Reliance and Permian Acquisitions. Depreciation, amortization and accretion was $1.5 million and $1.1 million for the first nine months of 2021 and 2020, respectively. The following table summarizes DD&A expense per Boe for the first nine months of 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Depletion	$7.03	$14.54	$(7.51)	(52)%
Depreciation, Amortization and Accretion	0.11	0.12	(0.01)	(8)%
Total DD&A Expense	$7.14	$14.66	$(7.52)	(51)%

Interest Expense

Interest expense, net of capitalized interest, was $43.1 million in the first nine months of 2021 compared to $45.1 million in the first nine months of 2020. The decrease in interest expense was primarily due to lower interest rates on the debt outstanding and reduced debt levels in the first nine months of 2021 compared to the first nine months of 2020.

Loss on the Extinguishment of Debt

    As a result of our refinancing transactions during the first nine months of 2021 (see Note 4 to our condensed financial statements), we recorded a loss on the extinguishment of debt of $13.1 million based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof. As a result of a series of exchange transactions of our Second Lien Notes during the first nine months of 2020, we recorded a loss on the extinguishment of debt of $3.7 million based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof.

Income Tax

During the first nine months of 2021 and 2020, no income tax expense (benefit) was recorded on the income (loss) before income taxes, due to the valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization.

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

During the first nine months of 2021, we completed a number of significant financing transactions, including:

•completed a common stock offering in February 2021 with net proceeds of $132.9 million, which was primarily intended to finance the cash purchase price for the Reliance Acquisition that closed on April 1, 2021;

•completed another common stock offering in June 2021 with net proceeds of $95.3 million, which was primarily intended to finance the cash purchase price for oil and gas property acquisitions in the Permian Basin that primarily closed in the third quarter of 2021;

•issued $550.0 million in aggregate principal amount of new 8.125% senior unsecured notes due 2028 (the “2028 Notes”), priced at par, with estimated net proceeds of $538.4 million;

•fully repaid and retired all $130.0 million in principal amount of our 6.0% senior unsecured promissory note due 2022 (the “Unsecured VEN Bakken Note”);

•fully redeemed and retired all $287.8 million in principal amount of our 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”); and

•reduced the amount of borrowings outstanding under our Revolving Credit Facility from $532.0 million as of December 31, 2020 to $319.0 million as of September 30, 2021.

See Note 4 to our condensed financial statements for further details regarding these financing transactions.

As of September 30, 2021, we had outstanding debt consisting of $319.0 million of borrowings under our Revolving Credit Facility and $550.0 million aggregate principal amount of 2028 Notes. We had total liquidity of $343.0 million as of September 30, 2021, consisting of $341.0 million of committed borrowing availability under the Revolving Credit Facility and $2.0 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 59% and 77% of our total production volumes in the third quarter of 2021 and 2020, respectively. We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the three months ended September 30, 2021, we hedged approximately 69% of our production. For a summary as of September 30, 2021, of our open commodity swap contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

Working Capital

Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, collection of receivables, expenditures related to our development and production operations and the impact of our outstanding derivative instruments.

At September 30, 2021, we had a working capital deficit of $187.6 million, compared to $56.8 million at December 31, 2020. Current assets increased by $42.0 million and current liabilities increased by $172.7 million at September 30, 2021, compared to December 31, 2020. The increase in current assets is primarily due to a $87.0 million increase in our accounts receivable due to higher commodity prices, which was partially offset by a decrease in our derivative instruments of $51.3 million due to the change in fair value as a result of the commodity price environment. The change in current liabilities is due to a $179.6 million increase in our derivative instruments due to the change in fair value as a result of the commodity price environment, and a $61.9 million increase in our accounts payable and accrued liabilities due in part to increased completion activity levels on our properties, partially offset by a decrease in the current portion of our long-term debt of $65.0 million related to our Unsecured VEN Bakken Note.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. The Company typically enters into commodity derivative transactions covering a substantial, but varying, portion of its anticipated future oil and gas production for the next 12 to 24 months. Our cash flows for the nine months ended September 30, 2021 and 2020 are presented below:

	Nine Months Ended September 30,
	2021	2020
	(in thousands, unaudited)
Net Cash Provided by Operating Activities	$263,365	$258,652
Net Cash Used for Investing Activities	(364,817)	(249,552)
Net Cash Provided by (Used for) Financing Activities	102,029	(23,365)
Net Change in Cash	$578	$(14,265)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 was $263.4 million, compared to $258.7 million in the same period of the prior year. This increase was due to higher production volumes, which was partially offset by changes in working capital and lower realized commodity prices (including the effect of settled derivatives). Net cash provided by operating activities is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the nine months ended September 30, 2021 was a deficit of $60.9 million compared to a surplus of $42.9 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the nine months ended September 30, 2021 and 2020 were $364.8 million and $249.6 million, respectively. The increase in cash used in investing activities for the first nine months of 2021 as compared to the same period of 2020 was attributable to a $115.2 million increase in our development and acquisition spending, which included the closing of our Reliance Acquisition and Permian Acquisition. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $111.9 million and $76.5 million at September 30, 2021 and 2020, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the nine months ended September 30, 2021, our capitalized costs incurred for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $425.7 million, while the actual cash spend in this regard amounted to $364.5 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the nine months ended September 30, 2021 and 2020 are summarized in the following table:

	Nine Months Ended September 30,
	2021	2020
	(in millions, unaudited)
Drilling and Development Capital Expenditures	$116.7	$217.2
Acquisition of Oil and Natural Gas Properties	246.3	31.1
Other Capital Expenditures	1.5	1.0
Total	$364.5	$249.3

Cash Flows from Financing Activities

Net cash provided by financing activities was $102.0 million during the nine months ended September 30, 2021, compared to net cash used for financing activities of $23.4 million during the nine months ended September 30, 2020. For the nine months ended September 30, 2021, cash provided by financing activities was primarily related to $537.6 million of net proceeds from our offering of 2028 Notes and $228.2 million of net proceeds from our offerings of common stock, which was partially offset by $295.9 million in repurchases of Second Lien Notes, retirement of our Unsecured VEN Bakken Note of $130.0 million and net repayments under our Revolving Credit Facility of $213.0 million. For the nine months ended September 30, 2020, cash used for financing activities was primarily related to $13.5 million in repurchases of Second Lien Notes and net repayments under our Revolving Credit Facility of $9.0 million.

Revolving Credit Facility

In November 2019, we entered into a revolving credit facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto (the “Revolving Credit Facility”), which amended and restated our existing revolving credit facility that was entered into on October 5, 2018. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of September 30, 2021, the Revolving Credit Facility had a borrowing base of $725.0 million and an elected commitment amount of $660.0 million, and we had $319.0 million in borrowings outstanding under the facility, leaving $341.0 million in available borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Unsecured Notes due 2028

As of September 30, 2021, we had $550.0 million in outstanding principal amount of our 8.125% senior unsecured notes due 2028. See Note 4 to our condensed financial statements for further details regarding the 2028 Notes.

Series A Preferred Stock

As of September 30, 2021, we had 2,218,732 outstanding shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), having an aggregate liquidation preference of $221.9 million (excluding accumulated dividends). See Note 5 to our condensed financial statements for further details regarding the Series A Preferred Stock.

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

The following table summarizes our open crude oil swap contracts as of September 30, 2021, by fiscal quarter.

Settlement Period	Oil (Barrels)	Weighted Average Price ($)
Swaps-Crude Oil(1)
2021:
Q4	2,281,206	$54.82
2022:
Q1	2,037,580	$56.17
Q2	1,946,490	56.84
Q3	1,956,380	56.28
Q4	1,841,380	55.99
2023:
Q1	524,250	$58.28
Q2	348,075	60.67
Q3	41,400	61.70
Q4	41,400	61.70
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

The following table summarizes our open natural gas swap contracts as of September 30, 2021, by fiscal quarter.

Contract Period	Gas (MMBTU)	Weighted Average Price ($)
Swaps-Natural Gas(1)
2021:
Q4	8,784,210	$2.82
2022:
Q1	6,257,291	$3.07
Q2	5,460,000	2.95
Q3	5,520,000	2.95
Q4	4,300,000	2.94
_____________

(1)This table does not include volumes subject to collars. This table also does not include basis swaps. See Note 11 to our condensed financial statements for further details regarding our commodity derivatives, including the collars that are not included in the foregoing table.

See Note 11 to our condensed financial statements for further details regarding our commodity derivatives, including basis swap contracts for both crude oil and natural gas, which are not included in the foregoing tables.

Interest Rate Risk

Our long-term debt as of September 30, 2021 is comprised of borrowings that contain fixed and floating interest rates. The Second Lien Notes and our 2028 Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at the base rate or LIBOR, plus an applicable margin. The base rate is a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans ranges from 200 to 300 basis points, in each case depending on the percentage of the borrowing base utilized. Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December. All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of September 30, 2021, we had interest rate swaps with a total notional amount of $200.0 million.

As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at September 30, 2021 would cost us approximately $1.2 million in additional annual interest expense.

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

As of September 30, 2021, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act, of our common stock during the quarter ended September 30, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
July 1, 2021 to July 31, 2021	—	$—	—	$ 68.1 million
Month #2
August 1, 2021 to August 31, 2021	—	—	—	68.1 million
Month #3
September 1, 2021 to September 30, 2021	—	—	—	68.1 million
Total	—	$—	—	$ 68.1 million
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

Item 6.  Exhibits.

Exhibit No.	Description	Reference
2.1	Asset Purchase Agreement, dated October 6, 2021, by and between Comstock Oil & Gas, LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 8, 2021
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018
3.4	Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated November 22, 2019	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
3.5	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 2, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2020
3.6	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 17, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2020
4.1	Indenture, dated May 15, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.50% Senior Secured Second Lien Notes due 2023)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
4.2	First Supplemental Indenture, dated September 18, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
4.3	Second Supplemental Indenture, dated October 5, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
4.4	Third Supplemental Indenture, dated November 22, 2019, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
4.5	Fourth Supplemental Indenture, dated February 18, 2021, among the Company and Wilmington Trust, National Association, as trustee and collateral agent	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
4.6	Indenture, dated February 18, 2021, between the Company and Wilmington Trust, National Association, as trustee (including Form of 8.125% Senior Note due 2028)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
4.7	Warrant to Purchase Common Shares, dated April 1, 2021, by and between Northern Oil and Gas, Inc. and Reliance Marcellus, LLC	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2021
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	November 5, 2021	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer and principal executive officer (on behalf of Registrant)

Date:	November 5, 2021	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal accounting officer