Form 10-K
period 2021-12-31
NORTHERN OIL & GAS, INC.
filed 2022-02-25
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-33999

NORTHERN OIL AND GAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3848122
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4350 Baker Road – Suite 400, Minnetonka, Minnesota 55343
(Address of Principal Executive Offices) (Zip Code)
952-476-9800
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	NOG	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on such date) was approximately $1.1 billion.
As of February 21, 2022, the registrant had 77,341,129 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement related to the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report for the year ended December 31, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company.  All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, indebtedness covenant compliance, capital expenditures, production, cash flow, borrowing base under our revolving credit facility (the “Revolving Credit Facility”), our intention or ability to pay or increase dividends on our capital stock, and impairment are forward-looking statements.  When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “continue,” “anticipate,” “target,” “could,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes.  Items contemplating or making assumptions about actual or potential future production, sales, market size, collaborations, cash flows, and trends or operating results also constitute such forward-looking statements.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  changes in crude oil and natural gas prices, the pace of drilling and completions activity on our current properties and properties pending acquisition, the effects of the COVID-19 pandemic and related economic slowdown, infrastructure constraints and related factors affecting our properties, cost inflation or supply chain disruptions, ongoing legal disputes over and potential shutdown of the Dakota Access Pipeline, our ability to acquire additional development opportunities, potential or pending acquisition transactions, the projected capital efficiency savings and other operating efficiencies and synergies resulting from our acquisition transactions, integration and benefits of property acquisitions, or the effects of such acquisitions on our company’s cash position and levels of indebtedness, changes in our reserves estimates or the value thereof, disruptions to our company’s business due to acquisitions and other significant transactions, general economic or industry conditions, nationally and/or in the communities in which our company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to consummate any pending acquisition transactions, other risks and uncertainties related to the closing of pending acquisition transactions, our ability to raise or access capital, cyber-related risks, changes in accounting principles, policies or guidelines, financial or political instability, health-related epidemics, acts of war or terrorism, and other economic, competitive, governmental, regulatory and technical factors affecting our company’s operations, products and prices.

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

NORTHERN OIL AND GAS, INC.

NORTHERN OIL AND GAS, INC.

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2021
PART I
Item 1. Business

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties in the United States, primarily in the Williston Basin, the Appalachian Basin and the Permian Basin. We believe the location, size and concentration of our acreage positions in some of North America’s leading unconventional oil and gas resource plays provide us with drilling and development opportunities that will result in significant long term value. We currently report a single reportable segment. See “Financial Statements” and the notes to our consolidated financial statements for financial information about this reportable segment.

Our primary focus is investing in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in three premier basins within the United States. As a non-operator, we are able to diversify our investment exposure by participating in a large number of gross wells, as well as entering into additional project areas by partnering with numerous experienced operating partners or pursuing value enhancing acquisitions. In addition, because we can generally elect to participate on a well by well basis, we believe we have increased flexibility in the timing and amount of our capital expenditures because we are not burdened with various contractual arrangements with respect to minimum drilling obligations. Further, we are able to avoid exploratory and infrastructure costs incurred by many oil and gas producers.

We seek to create value through strategic acquisitions and partnering with operators who have significant experience in developing and producing hydrocarbons in our core areas. We have more than 50 experienced operating partners that provide technical insights and opportunities for acquisitions. Across these operators, no single operator represented more than 20% of our fourth quarter 2021 oil and natural gas sales.

Prior to 2020, we focused our operations exclusively on oil-weighted properties in the Williston Basin. We first expanded beyond the Williston Basin in 2020, with several small acquisitions in the Permian Basin. Since then, we have accelerated our diversification outside the Williston Basin via several larger acquisitions, including our April 2021 acquisition of natural gas properties in the Appalachian Basin (the “Reliance Acquisition”), our August 2021 acquisition of oil and gas properties in the Permian Basin (the “CM Resources Acquisition”), and our January 2022 acquisition of oil and gas properties in the Permian Basin (the “Veritas Acquisition”). We have also added to our legacy position, with our November 2021 acquisition of oil and gas properties in the Williston Basin (the “Comstock Acquisition”). See Notes 3 and 14 to our financial statements for further details regarding these acquisitions. Our acquisition activity was a significant driver of our production growth from 35,738 Boe per day in the fourth quarter of 2020 to 64,155 Boe per day in the fourth quarter of 2021.

The following table provides a summary of certain information regarding our assets as of December 31, 2021, including reserves information as estimated by our third-party independent reserve engineers, Cawley, Gillespie & Associates, Inc. This table does not include any contribution from the Veritas Acquisition, which closed in January 2022.

	As of December 31, 2021
	Net Acres	Productive Wells		Average Daily Production(1) (Boe per day)	Proved Reserves (MBoe)	% Oil	% Proved Developed
		Gross	Net
Williston Basin	180,383	6,996	571.7	46,017	170,631	73%	68%
Permian Basin	3,462	83	11.6	5,174	12,974	58	44
Appalachian Basin	61,586	357	97.5	12,964	104,077	—	46
Total	245,431	7,436	680.8	64,155	287,682	46%	59%
__________________

(1)Represents the average daily production over the three months ended December 31, 2021.

Business Strategy

Our business strategy is focused on growing our reserves, production and free cash flow to create long-term value for our stakeholders while maintaining a strong balance sheet. The key elements of our business strategy include the following:

•Diversify Our Risk Through Non-Operated Participation in a Large Number of Wells and Multiple Basins.  As a non-operator, we seek to diversify our investment and operational risk through participation in a large number of oil and gas wells and with multiple operators across multiple basins. As of December 31, 2021, we have participated in 7,436 gross (680.8 net) producing wells with an average working interest of 9.2% in each gross well, with more than 50 experienced operating partners. We also believe that we can further diversify our risk with acquisitions in multiple basins, focusing on accretive acquisitions of top tier assets with top tier operators in the premier basins in the United States. For the three months ended December 31, 2021, our production consisted of approximately 46,017 Boe per day in the Williston Basin, 12,964 Boe per day in the Appalachian Basin and 5,174 Boe per day in the Permian Basin (which does not include any contribution from the Veritas Acquisition, which closed in January 2022).

•Accelerate Growth by Pursuing Value-Enhancing Acquisitions.  We strive to be the natural consolidator and clearing house of non-operated working interests in various leading oil and gas shale plays in the United States. Our “ground game” acquisition strategy is to build a strong presence in our core basins and seek to acquire smaller additional lease positions at a significant discount to the contiguous acreage positions typically sought by larger producers and operators of oil and gas wells, focusing on near term drilling opportunities. Such acquisitions have been a significant driver of our net well additions and additions to production. We intend to continue these activities, while at the same time evaluating and pursuing larger non-operated asset packages that we believe can responsibly add significant production, cash flow and scale to existing operations.

•Build and Maintain a Strong Balance Sheet and Proactively Manage to Limit Downside.  We strive for financial strength and flexibility through the prudent management of our balance sheet. We intend to use a significant portion of our expected free cash flow in 2022 to further reduce our borrowings under our Revolving Credit Facility with the objective to bring our leverage closer to our target of 1.0x Debt / Adjusted EBITDA.

•Systematic Hedging Strategy. Given the volatility of the commodity price environment, we employ an active commodity price risk management program to better enable us to execute our business plan over the entire commodity price cycle. We have a rolling target of hedging 65% or more of our anticipated next 18-month production.

•Shareholder Returns. The foregoing strategies are collectively aimed at building a diversified, low-leverage, cash generating business that can deliver meaningful returns to our investors. We instituted a common stock dividend program in 2021 and intend to continue to grow shareholder returns over time.

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

Historically, we have not managed our commodities marketing activities internally. Instead, our operating partners generally market and sell oil and natural gas produced from wells in which we have an interest.  Our operating partners coordinate the transportation of our oil and gas production from our wells to appropriate pipelines or rail transport facilities pursuant to arrangements that they negotiate and maintain with various parties purchasing the production.  We understand that our partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short-term contracts.  Although we have historically relied on our operating partners for these activities, we may in the future seek to take a portion of our production in kind and internally manage the marketing activities for such production. The price at which our production is sold is generally tied to the spot market for oil or natural gas. The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price. This differential primarily represents the transportation costs in moving the oil from wellhead to refinery and will fluctuate based on availability of pipeline, rail and other transportation methods. The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price. Using our commodity hedging program, we may, from time to time, enter into financial hedging contracts to help mitigate pricing risk and volatility with respect to differentials.

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

Marketing and Customers

The market for oil and natural gas that will be produced from our properties depends on many factors, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of pipelines and other transportation and storage facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation.  The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

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

Title to Properties

Our oil and natural gas properties are subject to customary royalty and other interests, liens under indebtedness, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions.  Our indebtedness under our Revolving Credit Facility is also secured by liens on substantially all of our assets.  We do not believe that any of these burdens materially interfere with the use of our properties or the operation of our business.

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

Principal Agreements Affecting Our Ordinary Business

We generally do not own physical real estate, but, instead, our acreage is primarily comprised of leasehold interests subject to the terms and provisions of lease agreements that provide our company the right to participate in drilling and maintenance of wells in specific geographic areas.  Lease arrangements that comprise our acreage positions are generally established using industry-standard terms that have been established and used in the oil and natural gas industry for many years. Many of our leases are or were acquired from other parties that obtained the original leasehold interest prior to our acquisition of the leasehold interest.

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

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices.  Nevertheless, Congress could reenact price controls in the future.  Our sales of crude oil are affected by the availability, terms and cost of transportation.  The transportation of oil by common carrier pipelines is also subject to rate and access regulation.  The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act.  In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances.  Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil pipelines that allows a pipeline to increase its rates annually up to a prescribed ceiling, without making a cost of service filing.  Every five years, the FERC reviews the appropriateness of the index level in relation to changes in industry costs.  On January 20, 2022, the FERC established a new price index for the five-year period which commenced on July 1, 2021.

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

•limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
•impose substantial liabilities for pollution resulting from our operations.

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

On November 2, 2021, the Environmental Protection Agency (“EPA”) proposed to revise and add to the NSPS program rules. These rules, if adopted, could have a significant impact on the upstream and midstream oil and gas sectors. The proposed rule would formally reinstate methane emission limitations for existing and modified facilities in the oil and gas sector. Methane is a greenhouse gas. The proposed rules also would regulate, for the first time under the NSPS program, existing oil and gas facilities. Specifically, EPA’s proposed new rule would require states to implement plans that meet or exceed emission federally established emission reduction guidelines for oil and natural gas facilities. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored Paris Agreement, which is a non-binding agreement for nations to limit their greenhouse gas emissions through individually-determined reduction goals every five years after 2020. While the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden recommitted the United States to the Paris Agreement on January 20, 2021.

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

The CWA and certain state regulations prohibit the discharge of produced water, sand, drilling fluids, drill cuttings, sediment and certain other substances related to the oil and gas industry into certain coastal and offshore waters without an individual or general National Pollutant Discharge Elimination System discharge permit. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. CWA jurisdiction depends on the definition of WOTUS. On December 7, 2021, EPA and the Corps of Engineers proposed a rule to revise the definition of WOTUS, that would potentially expand CWA jurisdiction to include more features in areas where oil and gas operations are conducted. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. In 2021, the United States Supreme Court held that the CWA requires a discharge permit if the addition of pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. Costs may be associated with the treatment of wastewater and/or developing and implementing storm water pollution prevention plans.

The CAA, CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges, for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

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

Scrutiny of hydraulic fracturing activities continues in other ways.  The federal government is currently undertaking several studies of hydraulic fracturing’s potential impacts.  Several states, including Montana and North Dakota where our properties are located, have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing.  A number of municipalities in other states, including Colorado and Texas, have enacted bans on hydraulic fracturing.  New York State’s ban on hydraulic fracturing was recently upheld by the Courts.  In Colorado, the Colorado Supreme Court has ruled the municipal bans were preempted by state law. However, the Colorado legislature subsequently enacted “SB 101” that gave significant local control over oil and gas well head operations. Municipalities in Colorado have enacted local rules restricting oil and gas operations based on SB 101. We cannot predict whether any other legislation will ever be enacted and if so, what its provisions would be.  If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, it could lead to delays, increased operating costs and process prohibitions that would materially adversely affect our revenue and results of operations.

The National Environmental Policy Act (“NEPA”) establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies.  A major federal agency action having the potential to significantly impact the environment requires review under NEPA.  Many of the activities of our third-party operating partners are covered under NEPA. Some activities are subject to robust NEPA review which could lead to delays and increased costs that could materially adversely affect our revenues and results of operations. Other activities are covered under categorical exclusions which results in a shorter NEPA review process. In 2021, the Biden Administration proposed a rule to undue changes to NEPA enacted under the Trump Administration that had streamlined NEPA review. The proposed changes would emphasize the need to review federal actions for climate change and environmental justice impacts, among other factors. These proposed changes, if enacted, would affect the assessment of projects ranging from oil and gas leasing to development on public and Indian lands.

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

In the United States, no comprehensive federal climate change legislation has been implemented to date but the current administration has indicated willingness to pursue new climate change legislation, executive actions or other regulatory initiatives to limit greenhouse gas (“GHG”) emissions. These include rejoining the Paris Agreement treaty on climate change, several executive orders to address climate change, the U.S. Methane Emissions Reduction Action Plan, and a commitment to cut greenhouse gas emissions 50-52 percent of 2005 levels by 2030. Further, legislative and regulatory initiatives are underway to that purpose. The U.S. Congress has considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions.  The U.S. Supreme Court determined that GHG emissions fall within the CAA definition of an “air pollutant.” Recent litigation has held that if a source was subject to Prevention of Significant Deterioration (“PSD”) or Title V based on emissions of conventional pollutants like sulfur dioxide, particulates, nitrogen dioxide, carbon monoxide, ozone or lead, then the EPA could also require the source to control GHG emissions and the source would have to install Best Available Control Technology to do so.  As a result, a source may still have to control GHG emissions if it is an otherwise regulated source.

In 2014, Colorado was the first state in the nation to adopt rules to control methane emissions from oil and gas facilities. In 2016, the EPA revised and expanded NSPS to include final rules to curb emissions of methane, a greenhouse gas, from new, reconstructed and modified oil and gas sources. Previously, already existing NSPS regulated VOCs, and controlling VOCs also had the effect of controlling methane, because natural gas leaks emit both compounds. However, by explicitly regulating methane as a separate air pollutant, the 2016 regulations were a statutory predicate to propose regulating emissions from existing oil and gas facilities. In September 2020, EPA made technical and policy changes to the methane rules that limited the scope of the rules. In 2021, President Biden issued Executive Order 13990, Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. In furtherance of this EO, EPA on November 2, 2021 proposed rules to regulate methane emissions from the oil and natural gas industry, including, for the first time, reductions from certain upstream and midstream existing oil and gas sources. These regulations also expanded controls to reduce methane emissions, such as enhancement of leak detection and repair provisions. The Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and the Department of Interior continue to focus on regulatory initiatives to control methane emissions from upstream and midstream equipment. To the extent that these regulations or initiatives remain in place and to the extent that our third-party operating partners are required to further control methane emissions, such controls could impact our business.

In addition, our third-party operating partners are required to report their GHG emissions under CAA rules.  Because regulation of GHG emissions continues to evolve, further regulatory, legislative and judicial developments are likely to occur.  Such developments may affect how these GHG initiatives will impact us.  Moreover, while the U.S. Supreme Court held in its 2011 decision American Electric Power Co. v. Connecticut that, with respect to claims concerning GHG emissions, the federal common law of nuisance was displaced by the CAA, the Court left open the question of whether tort claims against sources of GHG emissions alleging property damage may proceed under state common law. There thus remains some litigation risk for such claims.  Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.

Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy.  To the extent that our products are competing with higher GHG emitting energy sources, our products would become more desirable in the market with more stringent limitations on GHG emissions.  To the extent that our products are competing with lower GHG emitting energy sources such as solar and wind, our products would become less desirable in the market with more stringent limitations on GHG emissions.  We cannot predict with any certainty at this time how these possibilities may affect our operations.

The majority of scientific studies on climate change suggest that extreme weather conditions and other risks may occur in the future in the areas where we operate, although the scientific studies are not unanimous.  Although operators may take steps to mitigate any such risks, no assurance can be given that they will not have a material adverse effect on our business.

Human Capital Resources

As of December 31, 2021, we had 25 full time employees. We may hire additional personnel as appropriate.  We also may use the services of independent consultants and contractors to perform various professional services.

Office Locations

In November 2021, we relocated our executive offices to 4350 Baker Road, Suite 400, Minnetonka, Minnesota 55343.  Our office space consists of 15,751 square feet of leased space.  We believe our current office space is sufficient to meet our needs and that additional office space can be obtained if necessary.

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

We have also posted to our website our Audit Committee Charter, Compensation Committee Charter, Nominating Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics, in addition to all pertinent company contact information.

Item 1A. Risk Factors

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered in evaluating our business and future prospects. Note that additional risks not presently known to us or that are currently considered immaterial may also have a negative impact on our business and operations. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline.

Summary of Risk Factors

We believe that the risks associated with our business, and consequently the risks associated with an investment in our equity or debt securities, fall within the following categories:

•Risks Related to Our Business and the Oil, Natural Gas and NGL Industry
◦As a producer of oil and natural gas, there are many risks inherent in our primary business operations. These risks are not necessarily unique to us. Rather, these are risks that most participants in our industry have at least some exposure to, and relate to matters such as: drilling and completion operations; reserves estimates; gathering, processing, marketing and transportation; weather and seasonality; hedging and commodity price derivatives; and information technology and cybersecurity.
◦Given that our primary source of revenue is the sale of oil, natural gas and NGLs, one of our most material risks is the commodity market and the prices of oil, natural gas and NGLs, which are often volatile.
◦The COVID-19 pandemic had a severe negative impact on worldwide economic activity in general, and on our industry specifically, and future effects remains uncertain.
◦As a non-operator, we have only participated in wells operated by third parties, and thus rely extensively on third parties for the success of our business.
◦Our acquisition strategy subjects us to risks relating to evaluation, integration and growth in connection with past and potential future acquisitions.
•Risks Related to Our Financing and Indebtedness
◦Our operations are capital intensive. Pressures on the market as a whole, or our specific financial position – whether due to depressed commodity prices, our leverage, our credit ratings or otherwise – could make it difficult for us to obtain the funding necessary to conduct our operations.
◦Our existing and future debt obligations carry risks related to liquidity, operating and financial restrictions, debt service obligations, and related matters.

•Risks Related to Legal, Regulatory and Environmental Matters
◦There are many environmental, energy, financial, real property and other regulations that we are required to comply with in the context of conducting our operations, otherwise, we may be exposed to fines, penalties, investigations, litigation or other legal proceedings.
◦Negative public perception of the oil and natural gas industry, future climate change legislation or regulation, or increasing consumer demand for alternatives to oil and natural gas, could adversely impact our earnings, cash flows and financial position.

•Risks Related to Our Common Stock
◦Our capital structure, as well as our certificate of incorporation, bylaws, and Delaware state law, subject our shareholders to risk of ownership dilution, loss of market value, and other risks.
◦Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations. Investors may be forced to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

We describe these and other risks in much greater detail below.

Risks Related to Our Business and the Oil, Natural Gas and NGL Industry

The COVID-19 pandemic has had, and may continue to have, a material adverse effect on our financial condition and results of operations.

We face risks related to public health crises, including the COVID-19 pandemic. The effects of the COVID-19 pandemic, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing in addition to other actions taken by both businesses and governments, resulted in a significant and swift reduction in international and U.S. economic activity. The collapse in the demand for oil caused by this unprecedented global health and economic crisis contributed to the significant decrease in crude oil prices in 2020 and had and could in the future continue to have a material adverse impact on our financial condition and results of operations.

Since the beginning of 2021, the distribution of COVID-19 vaccines progressed and many government-imposed restrictions were relaxed or rescinded. However, we continue to monitor the effects of the pandemic on our operations. As a result of the ongoing COVID-19 pandemic, our operations, and those of our operating partners, have and may continue to experience delays or disruptions and temporary suspensions of operations. In addition, our results of operations and financial condition have been and may continue to be adversely affected by the ongoing COVID-19 pandemic.

The extent to which our operating and financial results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the emergence of more contagious and harmful variants of the COVID-19 virus, the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic, and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify herein. While the effects of the COVID-19 pandemic have lessened recently in the United States, we cannot predict the duration or future effects of the pandemic, or more contagious and harmful variants of the COVID-19 virus, and such effects may materially adversely affect our results of operations and financial condition in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

Oil and natural gas prices are volatile. Extended declines in oil and natural gas prices have adversely affected, and could in the future adversely affect, our business, financial position, results of operations and cash flow.

The oil and natural gas markets are very volatile, and we cannot predict future oil and natural gas prices. Oil and natural gas prices have fluctuated significantly, including periods of rapid and material decline, in recent years. The prices we receive for our oil and natural gas production heavily influence our production, revenue, cash flows, profitability, reserve bookings and access to capital. Although we seek to mitigate volatility and potential declines in commodity prices through derivative arrangements that hedge a portion of our expected production, this merely seeks to mitigate (not eliminate) these risks, and such activities come with their own risks.

The prices we receive for our production and the levels of our production depend on numerous factors beyond our control.  These factors include, but are not limited to, the following:
•changes in global supply and demand for oil and natural gas;
•the actions of OPEC and other major oil producing countries;
•worldwide and regional economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks including war, terrorism, political unrest, or health epidemics (such as the global COVID-19 coronavirus outbreak);
•the price and quantity of imports of foreign oil and natural gas;
•political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;
•the outbreak of military hostilities, including escalating tensions between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the European continent or the global oil and natural gas markets;
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

Due to previous declines in oil and natural gas prices, we have in the past taken significant writedowns of our oil and natural gas properties.  We may be required to record further writedowns of our oil and natural gas properties in the future.

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

We routinely make estimates of oil and natural gas reserves in connection with managing our business and preparing reports to our lenders and investors, including in some cases estimates prepared by our internal reserve engineers and professionals that are not reviewed or audited by an independent reserve engineering firm.  We make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, development schedules, drilling and operating expenses, capital expenditures, taxes and availability of funds.  Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, reserve engineers and other advisors to make accurate assumptions.  Any significant variance from these assumptions by actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows.  Numerous changes over time to the assumptions on which our reserve estimates are based result in the actual quantities of oil, natural gas and NGLs we ultimately recover being different from our reserve estimates.  Any significant variance could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K, subsequent reports we file with the SEC or other company materials.

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

We base the estimated discounted future net cash flows from our proved reserves using specified pricing and cost assumptions. However, actual future net cash flows from our oil and natural gas properties will be affected by factors such as the volume, pricing and duration of our oil and natural gas hedging contracts; actual prices we receive for oil, natural gas and NGLs; our actual operating costs in producing oil, natural gas and NGLs; the amount and timing of our capital expenditures; the amount and timing of actual production; and changes in governmental regulations or taxation. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

Our business depends on third-party transportation and processing facilities and other assets that are owned by third parties.

The marketability of our oil and natural gas depends in part on the availability, proximity and capacity of pipeline systems, processing facilities, oil trucking fleets and rail transportation assets owned by third parties. The lack of available capacity on these systems and facilities, whether as a result of proration, growth in demand outpacing growth in capacity, physical damage, scheduled maintenance, legal or other reasons such as suspension of service due to legal challenges (see below regarding the Dakota Access Pipeline), could result in a substantial increase in costs, declines in realized commodity prices, the shut-in of producing wells or the delay or discontinuance of development plans for our properties. In recent periods, we experienced significant delays and production curtailments, and declines in realized natural gas prices, that we believe were due in part to gas gathering and processing constraints in the Williston Basin. The negative effects arising from these and similar circumstances may last for an extended period of time. In many cases, operators are provided only with limited, if any, notice as to when these circumstances will arise and their duration. In addition, our wells may be drilled in locations that are serviced to a limited extent, if at all, by gathering and transportation pipelines, which may or may not have sufficient capacity to transport production from all of the wells in the area. As a result, we rely on third-party oil trucking to transport a significant portion of our production to third-party transportation pipelines, rail loading facilities and other market access points. In addition, concerns about the safety and security of oil and gas transportation by pipeline may result in public opposition to pipeline development and increased regulation of pipelines by PHMSA, and therefore less capacity to transport our products by pipeline.

The Dakota Access Pipeline (“DAPL”), a major pipeline transporting crude oil from the Williston Basin, is subject to ongoing litigation (the “DAPL Litigation”) that could threaten its continued operation. In July 2020, a federal district court ordered DAPL to be shut down pending the completion of an environmental impact statement (“EIS”) to determine whether the DAPL poses a threat to the Missouri River and drinking water supply of the Standing Rock Sioux Reservation. DAPL currently remains in operation while the U.S. Army Corps of Engineers (“USACE”) conducts the review, which is currently anticipated to be completed in the fall of 2022. In addition, on September 20, 2021, the owner of DAPL filed a petition with the U.S. Supreme Court seeking review of the lower courts’ decisions requiring a new EIS and permit. The U.S. Supreme Court has not yet decided whether to accept the case for review. Following completion of the EIS, the USACE will determine whether to grant DAPL an easement to cross the Missouri River or to shut down the pipeline, unless the U.S. Supreme Court overturns the lower courts’ order to conduct the EIS. Moreover, the EIS and/or the USACE’s easement decision may subsequently be challenged in court. As a result, a shut-down remains possible, and there is no guarantee that DAPL will be permitted to continue operations following the completion of the EIS and/or the DAPL Litigation. Any significant curtailment in gathering system or pipeline capacity, or the unavailability of sufficient third-party trucking or rail capacity, could adversely affect our business, results of operations and financial condition.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established or operations are commenced on units containing the acreage or the leases are extended.

A significant portion of our acreage is not currently held by production or held by operations.  Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire.  If our leases expire and we are unable to renew the leases, we will lose our right to participate in the development of the related properties.  Drilling plans for these areas are generally in the discretion of third-party operators and are subject to change based on various factors that are beyond our control, such as: the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third-party approvals; oil, NGL and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs.  As of December 31, 2021, we estimate that we had leases that were not developed that represented 7,421 net acres potentially expiring in 2022, 5,746 net acres potentially expiring in 2023, 6,614 net acres potentially expiring in 2024, 4,555 net acres potentially expiring in 2025, and 4,437 net acres potentially expiring in 2026 and beyond.

Seasonal weather conditions adversely affect operators’ ability to conduct drilling activities in some of the areas where our properties are located.

Seasonal weather conditions can limit drilling and producing activities and other operations in some of our operating areas and as a result, a significant portion of the drilling on our properties is generally performed during the summer and fall months. These seasonal constraints can pose challenges for meeting well drilling objectives and increase competition for equipment, supplies and personnel during the summer and fall months, which could lead to shortages and increase costs or delay operations. Additionally, many municipalities impose weight restrictions on the paved roads that lead to jobsites due to the muddy conditions caused by spring thaws. This could limit access to jobsites and operators’ ability to service wells in these areas.

As a non-operator, our development of successful operations relies extensively on third parties, which could have a material adverse effect on our results of operation.

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

Our operators will make decisions in connection with their operations (subject to their contractual and legal obligations to other owners of working interests), which may not be in our best interests. We may have no ability to exercise influence over the operational decisions of our operators, including the setting of capital expenditure budgets and drilling locations and schedules. Dependence on our operators could prevent us from realizing our target returns for those locations.  The success and timing of development activities by our operators will depend on a number of factors that will largely be outside of our control, including oil and natural gas prices and other factors generally affecting industry operating environment; the timing and amount of capital expenditures; their expertise and financial resources; approval of other participants in drilling wells; selection of technology; and the rate of production of reserves, if any.

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

Approximately 41% of our estimated net proved reserves volumes were classified as proved undeveloped as of December 31, 2021. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate.  Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic.  In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.

Our acquisition strategy will subject us to certain risks associated with the inherent uncertainty in evaluating properties for which we have limited information.

We intend to continue to expand our operations in part through acquisitions.  Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations.  Also, our reviews of acquired properties are inherently incomplete because it generally is not economically feasible to perform an in-depth review of the individual properties involved in each acquisition.  Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections are often not performed on properties being acquired, and environmental matters, such as subsurface contamination, are not necessarily observable even when an inspection is undertaken. Any acquisition involves other potential risks, including, among other things:
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

We may be unable to successfully integrate recently acquired assets or any assets we may acquire in the future into our business or achieve the anticipated benefits of such acquisitions.

Our ability to achieve the anticipated benefits of our recent or any future acquisitions will depend in part upon whether we can integrate the acquired assets into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The successful acquisition of producing properties requires an assessment of several factors, including:
•recoverable reserves;
•future oil and natural gas prices and their appropriate differentials;
•availability and cost of transportation of production to markets;
•availability and cost of drilling equipment and of skilled personnel;
•development and operating costs including access to water and potential environmental and other liabilities; and
•regulatory, permitting and similar matters.

The accuracy of these assessments is inherently uncertain. In connection with these assessments, we have performed reviews of the subject properties that we believe to be generally consistent with industry practices. The reviews are based on our analysis of historical production data, assumptions regarding capital expenditures and anticipated production declines without review by an independent petroleum engineering firm. Data used in such reviews are typically furnished by the seller or obtained from publicly available sources. Our review may not reveal all existing or potential problems or permit us to fully assess the deficiencies and potential recoverable reserves for all of the acquired properties, and the reserves and production related to the acquired properties may differ materially after such data is reviewed by an independent petroleum engineering firm or further by us. Inspections will not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or a portion of the underlying deficiencies. We are often not entitled to contractual indemnification for environmental liabilities and acquire properties on an “as is” basis, and, as is the case with certain liabilities associated with the assets acquired in our recent acquisitions, we are entitled to indemnification for only certain environmental liabilities. The integration process may be subject to delays or changed circumstances, and we can give no assurance that our recently acquired assets will perform in accordance with our expectations or that our expectations with respect to integration or cost savings as a result of such acquisitions will materialize.

Our future results will suffer if we do not effectively manage our expanded operations.

As a result of our recent acquisitions, the size and geographic footprint of our business has increased. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and basins and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the increase in the size of our business. There can be no assurances that we will be successful or that we will realize the expected benefits currently anticipated from our recent acquisitions.

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

We conduct business in a highly competitive industry.

The oil and natural gas industry is highly competitive. The key areas in respect of which we face competition include: acquisition of assets offered for sale by other companies; access to capital (debt and equity) for financing and operational purposes; purchasing, leasing, hiring, chartering or other procuring of equipment by our operators that may be scarce; and employment of qualified and experienced skilled management and oil and natural gas professionals.

Competition in our markets is intense and depends, among other things, on the number of competitors in the market, their financial resources, their degree of geological, geophysical, engineering and management expertise and capabilities, their pricing policies, their ability to develop properties on time and on budget, their ability to select, acquire and develop reserves and their ability to foster and maintain relationships with the relevant authorities.

Our competitors also include those entities with greater technical, physical and financial resources. Finally, companies and certain private equity firms not previously investing in oil and natural gas may choose to acquire reserves to establish a firm supply or simply as an investment. Any such companies will also increase market competition which may directly affect us. If we are unsuccessful in competing against other companies, our business, results of operations, financial condition or prospects could be materially adversely affected.

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

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we have developed or may develop proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. It is possible that we, or these third parties, could incur interruptions from cyber security attacks, computer viruses or malware, or that third-party service providers could cause a breach of our data. We believe that we have positive relations with our related vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties for our computing and communications infrastructure or any other interruptions to, or breaches of, our information systems could lead to data corruption, communication interruption, loss of sensitive or confidential information or otherwise significantly disrupt our business operations. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. Furthermore, various third-party resources that we rely on, directly or indirectly, in the operation of our business (such as pipelines and other infrastructure) could suffer interruptions or breaches from cyber-attacks or similar events that are entirely outside our control, and any such events could significantly disrupt our business operations and/or have a material adverse effect on our results of operations. To our knowledge we have not experienced any material losses relating to cyber-attacks; however, there can be no assurance that we will not suffer material losses in the future.

Fuel conservation measures, technological advances and negative shift in market perception towards the oil and natural gas industry could reduce demand for oil and natural gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices, and the increased competitiveness of alternative energy sources could reduce demand for oil and natural gas. Additionally, the increased competitiveness of alternative energy sources (such as electric vehicles, wind, solar, geothermal, tidal, fuel cells and biofuels) could reduce demand for oil and natural gas and, therefore, our revenues.

Additionally, certain segments of the investor community have recently expressed negative sentiment towards investing in the oil and natural gas industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and natural gas representation in certain key equity market indices. Some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations. Furthermore, certain other stakeholders have pressured commercial and investment banks to stop funding oil and gas projects. With the continued volatility in oil and natural gas prices, and the possibility that interest rates will rise in the near term, increasing the cost of borrowing, certain investors have emphasized capital efficiency and free cash flow from earnings as key drivers for energy companies, especially shale producers. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results.

The impact of the changing demand for oil and natural gas services and products, together with a change in investor sentiment, may have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, if we are unable to achieve the desired level of capital efficiency or free cash flow within the timeframe expected by the market, our stock price may be adversely affected.

Increased attention to environmental, social and governance (“ESG”) matters may impact our business.

Increasing attention to climate change, increasing societal expectations on companies to address climate change, increasing investor and societal expectations regarding voluntary ESG disclosures, and potential increasing consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our access to capital markets. Increasing attention to climate change, for example, may result in demand shifts for natural gas and oil products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, institutional lenders may, of their own accord, elect not to provide funding for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital for potential growth projects.

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

Our ability to pay dividends to our stockholders is restricted by applicable laws and regulations and requirements under certain of our securities and debt agreements, including the Series A Preferred Stock, our Revolving Credit Facility and the 2028 Notes (as collectively defined below).

Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its sole discretion, may declare out of funds legally available for such payments. On May 6, 2021, our board of directors declared our first cash dividend on our common stock in the amount of $0.03 per share. The dividend was paid on July 30, 2021 to stockholders of record as of the close of business on June 30, 2021. Our board of directors declared increased quarterly cash dividends on our common stock for each of the following completed fiscal quarters, and our management intends to recommend to our board of directors a further increase in our quarterly cash dividends on our common stock going forward. Any such increase would be conditioned upon, among other things, the approval of such increase by our board of directors and the absence of any material adverse developments or potentially attractive opportunities that would make such an increase inadvisable. We cannot assure you, however, that we will pay dividends in the future in the current amounts or at all. Our board of directors may change the timing and amount of any future dividend payments or eliminate the payment of future dividends to our common stockholders at its discretion, without notice to our stockholders. Any future determination relating to our dividend policy will be dependent on a variety of factors, including our financial condition, earnings, legal requirements, our general liquidity needs, and other factors that our board of directors deems relevant. Our ability to declare and pay dividends to our stockholders is subject to certain laws, regulations, and policies, including minimum capital requirements and, as a Delaware corporation, we are subject to certain restrictions on dividends under the Delaware General Corporation Law (the “DGCL”). Under the DGCL, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, so long as any shares of our Series A Preferred Stock remain outstanding, no dividend or distribution may be declared or paid on our common stock unless all accumulated and unpaid dividends on the Series A Preferred Stock for all preceding dividend periods have been or contemporaneously are declared and paid in full. Finally, our ability to pay dividends to our stockholders may be limited by covenants in any debt agreements that we are currently a party to, including our Revolving Credit Facility and the indenture governing our 2028 Notes, or may enter into in the future. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate at any time, the payment of dividends on our common stock. If as a result, we are unable to pay dividends, investors may be forced to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock.

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

LIBOR is a basic rate of interest widely used as a global reference for setting interest rates on loans and payment rates on other financial instruments. Our revolving credit agreement uses LIBOR as the reference rate for Eurodollar denominated borrowings. As of January 1, 2022, regulated banks are required to cease “new” US dollar LIBOR issuances (including new commitments, renewals and extensions) and all existing US dollar LIBOR loans must transition to an alternative rate by June 30, 2023. Until that time, it is unclear how different reference rates will develop. It is impossible to predict the effect these developments, the discontinuance, modification or other reforms to LIBOR or the establishment of alternative reference rates may have on LIBOR, other benchmark rates or floating rate debt instruments. Although our revolving credit agreement contains LIBOR alternative provisions which provide for the replacement of LIBOR, upon certain triggering events, with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York, new methods of calculating reference rates or other reforms could cause the interest rates under our revolving credit agreement to be materially different than expected, which could have an adverse effect on our business, financial position and results of operations, and our ability to pay dividends on our common stock.

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

Risks Related to Legal and Regulatory Matters

The current presidential administration, acting through the executive branch and/or in coordination with Congress, already has ordered or proposed, and could enact additional rules and regulations that restrict our ability to acquire federal leases in the future and/or impose more onerous permitting and other costly environmental, health and safety requirements.

We are affected by the adoption of laws, regulations and policy directives that, for economic, environmental protection or other policy reasons, could curtail exploration and development drilling for oil and gas. For example, in January 2021, President Biden signed an Executive Order directing the U.S. Department of the Interior (“DOI”) to temporarily pause new oil and gas leases on federal lands and waters pending completion of a comprehensive review of the federal government’s existing oil and gas leasing and permitting program. In June 2021, a federal district court enjoined the DOI from implementing the pause and leasing resumed, although litigation over the leasing pause remains ongoing. As a result, it is difficult to predict if and when such areas may be made available for future exploration activities. In addition, in November 2021, the U.S. Environmental Protection Agency (“EPA”) proposed a new rule that would impose more stringent methane emissions standards for new and modified sources in the oil and gas industry, and to regulate existing sources in the oil and gas industry for the first time. A supplemental proposed rule, which may expand or modify the current proposed rule, and final rule are expected by the end of 2022. The current proposed rule authorizes each state to incorporate the emission guidelines proposed by the EPA or to adopt their own standards that achieve the same degree of emissions limitations. Further, in September 2021, President Biden publicly announced the Global Methane Pledge, an international pact that aims to reduce global methane emissions to at least 30% below 2020 levels by 2030. These efforts, among others, are intended to support the current administration’s stated goal of addressing climate change. Potential actions of a Democratic-controlled Congress include imposing more restrictive laws and regulations pertaining to permitting, limitations on GHG emissions, increased requirements for financial assurance and bonding for decommissioning liabilities, and carbon taxes. Any of these administrative or Congressional actions could adversely affect our financial condition and results of operations by restricting the lands available for development and/or access to permits required for such development, or by imposing additional and costly environmental, health and safety requirements.

Our ability to use net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

We have net operating loss (“NOL”) carryforwards that we may use to offset against taxable income for U.S. federal income tax purposes.  At December 31, 2021, we had an estimated NOL carryforward of approximately $592.9 million for U.S. federal income tax purposes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), a corporation that undergoes an “ownership change” can be subject to limitations on the use of its NOLs to offset future taxable income. We underwent an “ownership change” during 2018 and, as a result, the use of our existing NOL carryforwards are subject to limitations under Section 382, which are generally determined by multiplying the value of our stock at the time of the ownership change by the applicable long term tax exempt rate as defined in Section 382. See Note 10 to our financial statements. Future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382 of the IRC.

Certain U.S. federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated as a result of future legislation.

From time to time, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including certain key U.S. federal income tax provisions currently available to oil and gas companies. Such legislative changes have included, but not been limited to, (i) the repeal of the percentage depletion allowance for natural gas and oil properties, (ii) the elimination of current deductions for intangible drilling and development costs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Although these provisions were largely unchanged in the most recent federal tax legislation, certain of these changes were considered for inclusion in the proposed “Build Back Better Act” and Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation. Moreover, other more general features of any additional tax reform legislation, including changes to cost recovery rules, may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted in future legislation and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development or increase costs, and any such changes could have an adverse effect on our financial position, results of operations and cash flows.

The enactment of new or increased severance taxes and impact fees on natural gas production could negatively impact our assets in the Marcellus Shale formation.

The tax laws, rules and regulations that affect the operation of our assets in the Marcellus Shale formation are subject to change. For example, Pennsylvania’s governor has in past legislative sessions proposed legislation to impose a state severance tax on the extraction of natural resources, including natural gas produced from the Marcellus Shale formation, either in replacement of or in addition to the existing state impact fee. Pennsylvania’s legislature has not thus far advanced any of the governor’s severance tax proposals; however, severance tax legislation may continue to be proposed in future legislative sessions. Any such tax increase or change could adversely impact our earnings, cash flows and financial position as it relates to these assets.

Our business involves the selling and shipping by rail of crude oil, which involves risks of derailment, accidents and liabilities associated with cleanup and damages, as well as potential regulatory changes that may adversely impact our business, financial condition or results of operations.

A portion of our crude oil production is transported to market centers by rail. Derailments in North America of trains transporting crude oil have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation by rail of flammable liquids. Any changes to existing laws and regulations, or promulgation of new laws and regulations, including any voluntary measures by the rail industry, that result in new requirements for the design, construction or operation of tank cars used to transport crude oil could increase our costs of doing business and limit our ability to transport and sell our crude oil at favorable prices at market centers throughout the United States, the consequences of which could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, any derailment of crude oil involving crude oil that we have sold or are shipping may result in claims being brought against us that may involve significant liabilities.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) contains measures aimed at increasing the transparency and stability of the over-the-counter (“OTC”) derivatives market and preventing excessive speculation. On January 14, 2021, the CFTC published a final rule imposing position limits for certain futures and options contracts in various commodities (including oil and gas) and for swaps that are their economic equivalents, though certain types of derivative transactions are exempt from these limits, provided that such derivative transactions satisfy the CFTC’s requirements for certain enumerated “bona fide” derivative transactions. The CFTC has also adopted final rules regarding aggregation of positions, under which a party that controls the trading of, or owns ten percent or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. The CFTC’s aggregation rules are now in effect, although CFTC staff has granted relief until August 12, 2022 from various conditions and requirements in the final aggregation rules. These rules may affect both the size of the positions that we may hold and the ability or willingness of counterparties to trade with us, potentially increasing the costs of transactions. Moreover, such changes could materially reduce our access to derivative opportunities, which could adversely affect revenues or cash flow during periods of low commodity prices.

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

Failure to comply with federal, state and local environmental laws and regulations could result in substantial penalties and adversely affect our business.

All phases of the oil and natural gas business can present environmental risks and hazards and are subject to a variety of federal, state and municipal laws and regulations. Environmental laws and regulations, among other things, restrict and prohibit spills, releases or emissions of various substances produced in association with oil and natural gas operations, and require that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities.  There is risk of incurring significant environmental costs and liabilities as a result of the handling of petroleum hydrocarbons and wastes, air emissions and wastewater discharges related to our business, and historical operations and waste disposal practices.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, loss of our leases, incurrence of investigatory or remedial obligations and the imposition of injunctive relief.

Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs.  The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge, regardless of whether we were responsible for the release or contamination and regardless of whether our operating partners met previous standards in the industry at the time they were conducted.  In addition, claims for damages to persons, property or natural resources may result from environmental and other impacts of operations on our properties.  The application of new or more stringent environmental laws and regulations to our business may cause us to curtail production or increase the costs of our production, development or exploration activities.

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

The adoption of climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the o oil and natural gas we produce.

Restrictions on GHG emissions that may be imposed could adversely affect the oil and gas industry. The adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory requirements. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and potentially reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations. Moreover, climate change may be associated with increased volatility in seasonal temperatures, as well as extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Extreme weather conditions can interfere with our production and increase our costs, and damage resulting from extreme weather may not be fully insured. See “Item 1. Business—Governmental Regulation and Environmental Matters” and “—Climate Change” for a further discussion of the laws and regulations related to GHGs and of climate change.

Risks Related to Our Common Stock

There may be future sales or issuances of our common stock, including issuances in connection with our incentive plans, acquisitions or otherwise, which will dilute the ownership interests of stockholders and may adversely affect the market price of our common stock.

Our certificate of incorporation authorizes us to issue 135,000,000 shares of common stock, of which 77,341,921 shares were issued and outstanding as of December 31, 2021. Any shares of common stock that we may issue in the future, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or substantially similar securities, may dilute the ownership interests of our stockholders. In addition, future issuances of common stock under our 2018 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, or in connection with an acquisition or otherwise, would also dilute the percentage ownership held by the investors who purchase shares of common stock in this offering. The market price of our common stock could decline as a result of sales or issuances of a large number of shares of our common stock or similar securities in the market after this offering or the perception that such sales or issuances could occur.

Our certificate of incorporation, bylaws, and Delaware state law contain provisions that may have the effect of delaying or preventing a change in control and may adversely affect the market price of our capital stock.

Our certificate of incorporation authorizes our board of directors to issue preferred stock without any further vote or action by our shareholders. The rights of the holders of our common stock will be subject to the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could delay, deter or prevent a change in control and could adversely affect the voting power or economic value of our shares. In addition, some provisions of our certificate of incorporation and bylaws could make it more difficult for a third-party to acquire control of us, even if the change of control would be beneficial to our shareholders, including, among others, limitations on the ability of our stockholders to call special meetings, limitations on the ability of our shareholders to act by written consent, and advance notice provisions for shareholders proposals and nominations for elections to the board of directors to be acted upon at meetings of shareholders. Delaware law generally prohibits us from engaging in any business combination with any “interested shareholder,” meaning generally that a shareholder who owns 15% or more of our stock cannot acquire us for a period of three years from the date such shareholder became an interested shareholder, unless various conditions are met.

The availability of shares for sale or other issuance in the future could reduce the market price of our common stock.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, or issue additional shares of preferred stock, which may be convertible into shares of common stock. In the future, we may issue securities to raise cash for acquisitions, as consideration in acquisitions, to pay down debt, to fund capital expenditures or general corporate expenses, in connection with the exercise of stock options or to satisfy our obligations under our incentive plans. We may also acquire interests in other companies by using a combination of cash, our preferred stock and our common stock or just our common stock. We may also issue securities, including our preferred stock, that are convertible into, exchangeable for, or that represent the right to receive, our common stock. The occurrence of any of these events or any issuance of common stock upon conversion of our currently outstanding Series A Preferred Stock or upon exercise of our outstanding warrants may dilute your ownership interest in our company, reduce our earnings per share and have an adverse impact on the price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Estimated Net Proved Reserves

The table below summarizes our estimated net proved reserves at December 31, 2021 and 2020 based on reports prepared by Cawley, Gillespie & Associates, Inc. (“Cawley”), our third-party independent reserve engineers for the years ending December 31, 2021 and 2020.  In preparing its reports, Cawley evaluated properties representing all of our proved reserves at December 31, 2021 and 2020 in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities.  Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives.

	December 31, 2021		December 31, 2020
	Proved Reserves (MBoe)(1)	% of Total	Proved Reserves (MBoe)(2)	% of Total
SEC Proved Reserves:
Developed	170,598	59%	84,145	69%
Undeveloped	117,084	41	38,487	31
Total Proved Properties	287,682	100%	122,632	100%
___________________

(1)The table above values oil and natural gas reserve quantities as of December 31, 2021 assuming constant realized prices of $62.25 per barrel of oil and $3.37 per Mcf of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, after adjustment to reflect applicable transportation and quality differentials.

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

Estimated net proved reserves at December 31, 2021 were 287,682 MBoe, a 135% increase from estimated net proved reserves of 122,632 MBoe at December 31, 2020.  The increase was primarily due to the impact of our 2021 acquisitions, as well as higher activity levels in 2021 as compared to 2020. Increased development activity in 2021 led to an increase in our capital spending as well as an increase in the number of undeveloped drilling locations reflected in our 2021 proved reserve estimates. As a result of the higher activity levels and our 2021 acquisitions, the number of proved undeveloped wells included in the reserves was increased from 58.8 net wells in 2020 to 126.5 net wells in 2021.

The following table sets forth summary information by reserve category with respect to estimated proved reserves at December 31, 2021:

	SEC Pricing Proved Reserves(1)
	Reserve Volumes				PV-10(3)
Reserve Category	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)(2)	%	Amount (In thousands)	%
PDP Properties	84,920	491,852	166,895	58%	$2,328,766	70%
PDNP Properties	2,585	6,706	3,703	1	71,209	2
PUD Properties	43,890	439,165	117,084	41	941,114	28
Total	131,395	937,723	287,682	100%	$3,341,089	100%
_____  ___________

(1)The SEC Pricing Proved Reserves table above values oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2021 based on average prices of $66.56 per barrel of oil and $3.60 per MMbtu of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per MMbtu of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period.  The average resulting price used as of December 31, 2021, after adjustment to reflect applicable transportation and quality differentials, was $62.25 per barrel of oil and $3.37 per Mcf of natural gas.
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

The following table reconciles the pre-tax PV10% value of our SEC Pricing Proved Reserves as of December 31, 2021 to the Standardized Measure of discounted future net cash flows.

SEC Pricing Proved Reserves (In thousands)
Standardized Measure Reconciliation
Pre-Tax Present Value of Estimated Future Net Revenues (Pre-Tax PV10%)	$3,341,089
Future Income Taxes, Discounted at 10%(1)	(450,980)
Standardized Measure of Discounted Future Net Cash Flows	$2,890,109
____________

(1)The expected tax benefits to be realized from utilization of the net operating loss and tax credit carryforwards are used in the computation of future income tax cash flows. As a result of available net operating loss carryforwards and the remaining tax basis of our assets at December 31, 2021, our future income taxes were significantly reduced.

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

Proved Undeveloped Reserves

At December 31, 2021, we had approximately 117.1 MMBoe of proved undeveloped reserves as compared to 38.5 MMBoe at December 31, 2020.  A reconciliation of the change in proved undeveloped reserves during 2021 is as follows:

MMBoe
Estimated Proved Undeveloped Reserves at 12/31/2020	38.5
Converted to Proved Developed Through Drilling	(8.7)
Added from Extensions and Discoveries	13.3
Purchases of Minerals in Place	60.7
Removed for 5-Year Rule	(6.2)
Revisions	19.5
Estimated Proved Undeveloped Reserves at 12/31/2021	117.1

Our future development drilling program includes the drilling of approximately 126.5 proved undeveloped net wells before the end of 2026 at an estimated cost of $833.2 million.  Our development plan for drilling proved undeveloped wells calls for the drilling of 62.5 net wells during 2022 (includes 32.0 net wells drilled at December 31, 2021, but classified as proved undeveloped due to Cawley’s internal guidelines which require greater than 50% of total costs to be incurred to be classified as developed), 25.0 net wells during 2023, 25.4 net wells during 2024, 10.7 net wells during 2025, and 2.9 net wells during 2026 for a total of 126.5 net wells. Our proved undeveloped locations were increased from 58.8 net wells at December 31, 2020 to 126.5 net wells at December 31, 2021 due to our 2021 acquisitions, higher commodity prices, and increased development activity. We expect that our proved undeveloped reserves will continue to be converted to proved developed producing reserves as additional wells are drilled including our acreage.  All locations comprising our remaining proved undeveloped reserves are forecast to be drilled within five years from initially being recorded in accordance with our development plan.

At December 31, 2021, the PV-10 value of our proved undeveloped reserves amounted to 28% of the PV-10 value of our total proved reserves.  Although our 2021 producing property additions exceeded our 5-year average development plan, there are numerous uncertainties.  The development of these reserves is dependent upon a number of factors which include, but are not limited to:  financial targets such as drilling within cash flow or reducing debt, drilling of obligatory wells, satisfactory rates of return on proposed drilling projects, and the levels of drilling activities by operators in areas where we hold leasehold interests.  During 2021, we increased our development capital spending by 12% compared to 2020. With 70% of the PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to execute our development plan.

At December 31, 2021, we had spent a total of $61.3 million related to the development of proved undeveloped reserves, which resulted in the conversion of 8.7 MMBoe of proved undeveloped reserves as of December 31, 2020 to proved developed reserves as of December 31, 2021.  Proved developed property additions in 2021 also included 4.5 MMBoe from the conversion of previously undeveloped locations that were not booked in our December 31, 2020 proved undeveloped reserves (the related development costs incurred at December 31, 2021 were $47.5 million). Additionally, our proved undeveloped reserves at December 31, 2021 included 62.6 MMBoe for net wells that had commenced drilling activities but remained classified as undeveloped reserves due to Cawley’s internal guidelines which require greater than 50% of the total costs to have been incurred in order to be classified as proved developed (the related development costs incurred at December 31, 2021 were $19.5 million).

In 2021, we also added 13.3 MMBoe of proved undeveloped reserves as a result of our acquisition and development activity. The SEC-prescribed commodity prices (after adjustment for transportation, quality and basis differentials) were $29.56 higher per barrel of oil and $1.76 higher per Mcf of natural gas at year-end 2021 as compared to year-end 2020. Additionally, we had positive revisions of 19.5 MMBoe primarily due to the aforementioned higher pricing. We also removed 6.2 MMBoe of proved undeveloped reserves due to the SEC-prescribed 5-year rule.

Proved Reserves Sensitivity by Price Scenario

The SEC disclosure rules allow for optional reserves sensitivity analysis, such as the sensitivity that oil and natural gas reserves have to price fluctuations.  We have chosen to compare our proved reserves from the 2021 SEC case to one alternate pricing case, which uses a flat pricing deck of $50.00 per Bbl for oil and $3.00 per MMbtu for natural gas (the “$50 Flat Case”).  The sensitivity scenario was not audited by a third-party. In this sensitivity scenario, all operating cost assumptions and other factors, other than the commodity price assumptions, have been held constant with the SEC case. However, the lower pricing in the sensitivity scenario did result in fewer future drilling locations that were economic at the $50 Flat Case compared to the 2021 SEC case. As a result, the $50 Flat Case included 16.6 fewer proved undeveloped net wells compared to the 126.5 proved undeveloped net wells included in the 2021 SEC case. This sensitivity is only meant to demonstrate the impact that changing commodity prices may have on estimated proved reserves and PV-10 and there is no assurance this outcome will be realized. The table below shows our proved reserves utilizing the 2021 SEC case compared with the $50 Flat Case.

	Price Cases
	SEC Case(1)	$50 Flat Case(2)
Net Proved Reserves (December 31, 2021)
Oil (MBbl)
Developed	87,505	80,920
Undeveloped	43,890	37,916
Total	131,395	118,835
Natural Gas (MMcf)
Developed	498,558	474,877
Undeveloped	439,165	428,019
Total	937,723	902,896
Total Proved Reserves (MBOE)	287,682	269,318

Pre-tax PV10% (in thousands)(3)	$3,341,089	$2,046,465

_________________

(1)Represents reserves based on pricing prescribed by the SEC.  The unescalated twelve month arithmetic average of the first day of the month posted prices were adjusted for transportation and quality differentials to arrive at prices of $62.25 per Bbl for oil and $3.37 per Mcf for natural gas.  Production costs were held constant for the life of the wells.
(2)Prices based on $50.00 per Bbl for oil and $3.00 per MMbtu for natural gas, which were then adjusted for transportation and quality differentials to arrive at prices of $45.75 per Bbl for oil and $2.74 per Mcf for natural gas.

(3)Pre-tax PV10%, or PV-10, may be considered a non-GAAP financial measure. See “Reconciliation of PV-10 to Standardized Measure” above for a reconciliation of the PV-10 of our SEC Case proved reserves to the Standardized Measure. GAAP does not prescribe a corresponding measure for PV-10 of proved reserves based on other than SEC prices. As a result, it is not practicable for us to reconcile the PV-10 of our proved reserves based on the alternate pricing scenarios.

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

Internal Controls Over Reserves Estimation Process

We utilize a third-party reservoir engineering firm, as our independent reserves evaluator for 100% of our reserves base.  In addition, we employ an internal reserve engineering department which is led by our Executive Vice President and Chief Engineer, who is responsible for overseeing the preparation of our reserves estimates.  Our executive internal reserve engineer has a B.S. in petroleum engineering from Montana Tech, has over fifteen years of oil and gas experience on the reservoir side, and has experience working for large independents and financial firms on projects and acquisitions.

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

	Years Ended December 31,
	2021	2020	2019
Net Production:
Oil (Bbl)	12,288,358	9,361,138	11,325,418
Natural Gas and NGLs (Mcf)	44,073,941	16,473,287	16,590,774
Total (Boe)	19,634,015	12,106,686	14,090,547

Oil (Bbl) per day	33,667	25,577	31,029
Mcf per day	120,751	45,009	45,454
Total (Boe) per day	53,792	33,078	38,604

Average Sales Prices:
Oil (per Bbl)	$62.94	$32.61	$50.74
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(10.17)	20.08	3.92
Oil Net of Settled Oil Derivatives (per Bbl)	52.77	52.69	54.66

Natural Gas and NGLs (per Mcf)	4.57	1.14	1.60
Effect of Gain (Loss) on Settled Natural Gas Derivatives on Average Price (per Mcf)	(0.92)	0.02	—
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	3.65	1.16	1.60

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	49.66	26.77	42.67
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	(8.45)	15.55	3.15
Realized Price on a Boe Basis Including Settled Commodity Derivatives	41.21	42.32	45.82

Average Costs:
Production Expenses (per Boe)	$8.70	$9.61	$8.44

Drilling and Development Activity

The following table sets forth the number of gross and net productive and non-productive wells drilled in the years ended December 31, 2021, 2020 and 2019.  The number of wells drilled refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated.

	December 31,
	2021		2020		2019
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Exploratory Wells:
Oil	—	—	—	—	—	—
Natural Gas	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—

Development Wells:
Oil	354	33.6	285	17.8	615	43.0
Natural Gas	8	2.2	—	—	—	—
Non-Productive	—	—	—	—	—	—

Total Productive Exploratory and Development Wells	362	35.8	285	17.8	615	43.0
______________
(1)Net Well totals in 2021, 2020 and 2019 do not include an additional 169.4, 1.0 and 90.1 net wells, respectively, from acquisitions which were already producing when acquired.

The following table summarizes our cumulative gross and net productive oil and natural gas wells by geographic area within the United States at each of December 31, 2021, 2020 and 2019. Wells are classified as oil or natural gas wells according to the predominant production stream. All of our wells in the Williston and Permian Basins are classified as oil wells, although they also produce natural gas and condensate. All of our wells in the Appalachian Basin are classified as natural gas wells.

	December 31,
	2021		2020		2019
	Gross	Net	Gross	Net	Gross	Net
Williston Basin	6,996	571.7	6,633	474.5	6,156	458.7
Permian Basin	83	11.6	7	0.6	—	—
Appalachian Basin	357	97.5	—	—	—	—
Total	7,436	680.8	6,640	475.1	6,156	458.7

As of December 31, 2021, we had an additional 360 gross (42.5 net) wells in process, meaning wells that have been spud and are in the process of drilling, completing or waiting on completion.

Leasehold Properties

          As of December 31, 2021, our principal assets included approximately 245,431 net acres located in the United States. The following table summarizes our estimated gross and net developed and undeveloped acreage by geographic area at December 31, 2021.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Williston Basin	594,668	163,431	32,424	16,952	627,092	180,383
Permian Basin	9,194	2,927	1,438	536	10,632	3,463
Appalachian Basin	202,888	47,388	93,390	14,197	296,278	61,585
Total:	806,750	213,746	127,252	31,685	934,002	245,431

As of December 31, 2021, approximately 87% of our total acreage was developed.  All of our proved reserves are located in the United States.

Recent Acquisitions

We generally assess acreage subject to near-term drilling activities on a lease-by-lease basis because we believe each lease’s contribution to a subject spacing unit is best assessed on that basis if development timing is sufficiently clear.  Consistent with that approach, a significant portion of our acreage acquisitions involve properties that are selected by us on a lease-by-lease basis for their participation in a well expected to be spud in the near future, and the subject leases are then aggregated to complete one single closing with the transferor.  As such, we generally view each acreage assignment from brokers, landmen and other parties as involving several separate acquisitions combined into one closing with the common transferor for convenience.  However, in certain instances an acquisition may involve a larger number of leases presented by the transferors as a single package without negotiation on a lease-by-lease basis.  In those instances, we still review each lease on a lease-by-lease basis to ensure that the package as a whole meets our acquisition criteria and drilling expectations. See Note 3 and Note 14 to our financial statements regarding our recent acquisition activity.

Acreage Expirations

As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases.  All of our leases for undeveloped acreage summarized in the table below will expire at the end of their respective primary terms, unless we renew the existing leases, establish commercial production from the acreage or some other “savings clause” is exercised.  In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced.  While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no guarantee we can do so.  The approximate expiration of our net acres which are subject to expire between 2022 and 2026 and thereafter, are set forth below:

	Acreage Subject to Expiration
Year Ended	Gross	Net
December 31, 2022	37,618	7,421
December 31, 2023	31,300	5,746
December 31, 2024	26,931	6,614
December 31, 2025	13,047	4,555
December 31, 2026 and thereafter	14,470	4,437
Total	123,366	28,773

During 2021, we had leases expire covering approximately 4,177 net acres.  The 2021 lease expirations carried a cost of $3.0 million.  We believe that the expired acreage was not material to our capital deployed.

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

We historically have acquired our unproved properties by purchasing individual or small groups of leases directly from mineral owners, landmen, or lease brokers, which leases historically have not been subject to specified drilling projects, and by purchasing lease packages in identified project areas controlled by specific operators.  We generally participate in drilling activities on a heads up basis by electing whether to participate in each well on a well-by-well basis at the time wells are proposed for drilling.

We believe that the majority of our unproved costs will become subject to depletion within the next five years by proving up reserves relating to our acreage through exploration and development activities, by impairing the acreage that will expire before we can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of our reserves.

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses during 2021, 2020 and 2019.

	Years Ended December 31,
(In thousands, except per Boe data)	2021	2020	2019
Depletion of Oil and Natural Gas Properties	$138,759	$160,643	$209,050
Depletion Expense (per Boe)	7.07	13.27	14.84

Research and Development

We do not anticipate performing any significant research and development under our plan of operation.

Delivery Commitments

For our properties in the Appalachian Basin, we have contractually agreed to deliver firm quantities of natural gas to certain third parties, which we seek to fulfill with production from existing reserves. In the event we are not able to meet these firm commitments, we are subject to deficiency payments. As a non-operator, we have limited control over the drilling of new wells and primarily rely on our third-party operating partners in this regard. The following table summarizes our total net commitments as of December 31, 2021.

(in Bcf)	Commitment Volumes
2022	19.0
2023	19.0
2024	18.4
2025	3.2
Total	59.6

Item 3. Legal Proceedings

Our company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “NOG.”  The closing price for our common stock on February 24, 2022 was $23.26 per share.

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

The following graph compares the 60-month cumulative total shareholder return on our common stock since December 31, 2016, and the cumulative total returns of Standard & Poor’s Composite 500 Index and the NYSE Arca Oil Index (formerly the AMEX Oil Index) for the same period. This graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021.

*            The following table sets forth the total returns utilized to generate the foregoing graph.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Northern Oil & Gas, Inc.	100.00	74.55	82.18	85.09	31.85	75.40
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
NYSE Arca Oil Index	100.00	114.61	105.34	114.58	75.70	109.17

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Holders

As of February 21, 2022, we had 77,341,129 shares of our common stock outstanding, held by approximately 202 stockholders of record.  The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Recent Sales of Unregistered Securities

None, except to the extent previously included by the Company in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
October 1, 2021 to October 31, 2021	—	$—	—	$ 68.1 million
Month #2
November 1, 2021 to November 30, 2021	—	—	—	68.1 million
Month #3
December 1, 2021 to December 31, 2021	—	—	—	68.1 million
Total	—	$—	—	$ 68.1 million
__________________________________

(1)Any shares purchased outside of publicly announced plans or programs represent shares surrendered in satisfaction of tax withholding obligations in connection with the vesting of restricted stock awards.
(2)In May 2011, our board of directors approved a stock repurchase program to acquire up to $150 million worth of shares of our Company’s outstanding common stock.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and accompanying notes to financial statements appearing elsewhere in this report. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated herein by reference, for discussion and analysis of results of operations for the year ended December 31, 2019.

Executive Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in the premier basins within the United States. Using this strategy, we had participated in 7,436 gross (680.8 net) producing wells as of December 31, 2021. As of December 31, 2021, we had leased approximately 245,431 net acres, of which approximately 87% were developed and all were located in the United States.

Our average daily production for full year 2021 was 53,792 Boe per day, and in the fourth quarter of 2021 was 64,155 Boe per day (approximately 59% oil). This represented significant growth from 2020, which was driven in large part by three substantial acquisitions that we completed during 2021: the Reliance Acquisition, the CM Resources Acquisition and the Comstock Acquisition, each as defined and described in Note 3 to our financial statements (collectively, the “2021 Acquisitions”).

During 2021, we added 35.8 new net wells to production, plus an additional 169.4 net wells added from acquisitions which were already producing when acquired. We ended 2021 with 42.5 net wells in process.

Our financial and operating performance for the year ended December 31, 2021 included the following:

•Oil and natural gas sales of $975.1 million in 2021

•Cash flows from operations of $396.5 million in 2021

•Proved reserves of 287.7 MMBoe at December 31, 2021, as estimated by our third-party reserve engineers under SEC guidelines

•Grew and diversified the business through over $400 million in substantial bolt-on acquisitions in multiple basins, conservatively financed through a combination of debt and equity

•Initiated a shareholder return program in the form of quarterly cash dividends on our common stock, which started at $0.03 per share for the second quarter of 2021 and grew to $0.08 per share for the fourth quarter of 2021

•Reduced outstanding indebtedness from $949.8 million at December 31, 2020 to $805.0 million at December 31, 2021

•Issued $750.0 million in aggregate principal amount of senior unsecured notes due 2028 and $438.1 million in common stock (net of offering expenses), the proceeds of which were used (i) to fund our 2021 Acquisitions and in preparation for the Veritas Acquisition, (ii) to retire $417.8 million of term debt with near-term maturities, (iii) to repay revolving credit facility borrowings, allowing us to exit 2021 with $704.5 million in liquidity, and (iv) for general corporate purposes

Impacts of COVID-19 Pandemic and Economic Environment
The novel coronavirus disease (COVID-19) and efforts to mitigate the spread of the disease have created unprecedented challenges for our industry, including a drastic decline in demand for crude oil. This, combined with OPEC actions in early 2020, led to spot and future prices of crude oil falling to historic lows during the second quarter of 2020 and remaining depressed through much of 2020. Operators in the Williston Basin responded by significantly decreasing drilling and completion activity, and by shutting in or curtailing production from a significant number of producing wells. Conditions have significantly improved with the recovery and rally of commodity prices from late 2020 through the end of 2021, but operators’ decisions on these matters are evolving rapidly, and it remains difficult to predict the future effects on our company and its business. However, we expect that our cash flow from operations and borrowing availability under our Revolving Credit Facility will allow us to meet our liquidity needs for at least the next twelve 12 months.

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

•Impairment expense. Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, a non-cash impairment expense is required.

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

•our ability to continue to identify and acquire high-quality acreage and drilling opportunities; and

•the level of our operating expenses.

In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage and wells in the Williston, Appalachian and Permian Basins subjects our operating results to factors specific to these regions.  These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, as well as infrastructure limitations, transportation capacity, regulatory matters and other factors that may specifically affect one or more of these regions.

The price of oil can vary depending on the market in which it is sold and the means of transportation used to transport the oil to market, particularly in the Williston Basin where a substantial majority of our revenues are derived. Additional pipeline infrastructure has increased takeaway capacity in the Williston Basin which has improved wellhead values in the region.

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price. Thus, our operating results are also affected by changes in the oil price differentials between the applicable benchmark and the sales prices we receive for our oil production.  Our oil price differential to the NYMEX benchmark price during 2021 was $5.15 per barrel, as compared to $6.63 per barrel in 2020.  Our net realized gas price during 2021 was $4.57 per Mcf, representing 100% realization relative to average Henry Hub pricing, compared to a net realized gas price of $1.14 per Mcf during 2020. Fluctuations in our price differentials and realizations are due to several factors such as gathering and transportation costs, takeaway capacity relative to production levels, regional storage capacity, and seasonal refinery maintenance temporarily depressing demand.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher oil prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower oil prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant. During 2021, the weighted average authorization for expenditure (or AFE) cost for wells we elected to participate in was $6.9 million, compared to $7.5 million for the wells we elected to participate in during 2020.

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

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows.  The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2021 and 2020.

	December 31,
	2021	2020
Average NYMEX Prices(1)
Oil (per Bbl)	$68.09	$39.24
Natural Gas (per Mcf)	3.84	2.01
________________________

(1)Based on average NYMEX closing prices.

The average 2021 NYMEX oil pricing was $68.09 per barrel of oil or 74% higher than the average NYMEX price per barrel in 2020. Our settled derivatives decreased our realized oil price per barrel by $10.17 in 2021 and increased our realized oil price per barrel by $20.08 in 2020. Our average 2021 realized oil price per barrel after reflecting settled derivatives was $52.77 compared to $52.69 in 2020. The average 2021 NYMEX natural gas pricing was $3.84 per Mcf, or 91% higher than the average NYMEX price per Mcf in 2020. Our settled derivatives decreased our realized natural gas price per Mcf by $0.92 in 2021 and increased our realized natural gas price per Mcf by $0.02 in 2020. Our 2021 realized gas price per Mcf was $3.65 compared to $1.16 in 2020, which was primarily driven by higher NYMEX pricing for natural gas and gas realizations, which was partially offset by decrease in settled derivatives.

We employ a hedging program that mitigates the risk associated with fluctuations in commodity prices. For detailed information on our commodity hedging program, see Item 7A Quantitative and Qualitative Disclosures about Market Risk and Note 12 to our financial statements.

Results of Operations for 2021 and 2020

The following table sets forth selected operating data for the periods indicated.  Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Years Ended December 31,
	2021	2020
Net Production:
Oil (Bbl)	12,288,358	9,361,138
Natural Gas and NGLs (Mcf)	44,073,941	16,473,287
Total (Boe)	19,634,015	12,106,686

Net Sales (in thousands):
Oil Sales	$773,470	$305,249
Natural Gas and NGL Sales	201,619	18,802
Gain (Loss) on Settled Commodity Derivatives	(165,823)	188,264
Gain (Loss) on Unsettled Commodity Derivatives	(312,370)	39,878
Other Revenue	3	17
Total Revenues	496,899	552,210

Average Sales Prices:
Oil (per Bbl)	$62.94	$32.61
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(10.17)	20.08
Oil Net of Settled Oil Derivatives (per Bbl)	52.77	52.69

Natural Gas and NGLs (per Mcf)	4.57	1.14
Effect of Gain (Loss) on Settled Natural Gas Derivatives on Average Price (per Mcf)	(0.92)	0.02
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	3.65	1.16

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	49.66	26.77
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	(8.45)	15.55
Realized Price on a Boe Basis Including Settled Commodity Derivatives	41.21	42.32

Operating Expenses (in thousands):
Production Expenses	$170,817	$116,336
Production Taxes	76,954	29,783
General and Administrative Expenses	30,341	18,546
Depletion, Depreciation, Amortization and Accretion	140,828	162,120

Costs and Expenses (per Boe):
Production Expenses	$8.70	$9.61
Production Taxes	3.92	2.46
General and Administrative Expenses	1.55	1.53
Depletion, Depreciation, Amortization and Accretion	7.17	13.39

Net Producing Wells at Period-End	680.8	475.1

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes.  In 2021, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, increased 201%

from 2020, driven by a 62% increase in production volumes and an 86% increase in realized prices, excluding the effect of settled commodity derivatives. The higher average realized price in 2021 as compared to 2020 was driven by higher average NYMEX oil and natural gas prices, a lower average oil price differential, and higher average gas realizations in 2021 as compared to 2020.  Oil price differential during 2021 averaged $5.15 per barrel, as compared to $6.63 per barrel in 2020.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Our acquisition program is a significant driver of our net well additions in certain years. In 2021, our substantial acquisition activities (see Note 3 to our financial statements) combined with increased development activity helped drive an increase in production levels as compared to 2020. In 2021, the number of net wells we added to production (excluding acquisitions) increased by 101% as compared to 2020. The 2021 Acquisitions and increased new well additions drove the 62% increase in production in 2021 as compared to 2020.

Our production for the last two years is set forth in the following table:

	Year Ended December 31,
	2021	2020
Production:
Oil (Bbl)	12,288,358	9,361,138
Natural Gas and NGL (Mcf)	44,073,941	16,473,287
Total (Boe)(1)	19,634,015	12,106,686

Average Daily Production:
Oil (Bbl)	33,667	25,577
Natural Gas and NGL (Mcf)	120,751	45,009
Total (Boe)(1)	53,792	33,078
__________________________________
(1)Natural gas and NGLs are converted to Boe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production.  Our gain (loss) on commodity derivatives, net was a loss of $478.2 million in 2021, compared to a gain of $228.1 million in 2020.  Gain (loss) on commodity derivatives, net is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For 2021, we realized a loss on settled commodity derivatives of $165.8 million, compared to a $188.3 million gain in 2020.  The percentage of oil production hedged under our derivative contracts was 73% and 104% in 2021 and 2020, respectively. The weighted average oil price on our settled commodity derivative contracts in 2021 and 2020 was $55.56 and $58.04, respectively. Our average realized price (including all commodity derivative cash settlements) in 2021 was $41.21 per Boe compared to $42.32 per Boe in 2020.  The gain (loss) on settled commodity derivatives decreased our average realized price per Boe by $8.45 in 2021, and increased our average realized price per Boe by $15.55 in 2020.

Unsettled commodity derivative gains and losses was a loss of $312.4 million in 2021 compared to a gain of $39.9 million in 2020.  Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives.  Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date.  At December 31, 2021, all of our derivative contracts are recorded at their fair value, which was a net liability of $277.7 million, a change of $311.3 million from the $33.7 million net asset recorded as of December 31, 2020.  The increase in the net liability at December 31, 2021 as compared to December 31, 2020 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2020.  Our open commodity derivative contracts are summarized in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $170.8 million in 2021 compared to $116.3 million in 2020.  On a per unit basis, production expenses decreased 9% from $9.61 per Boe in 2020 to $8.70 per Boe in 2021 due primarily to higher production volumes over which fixed costs can be spread and the mix of production expense by basin as we added production from the Permian and Appalachian Basins, which was partially offset by higher processing and saltwater disposal charges.  On an absolute dollar basis, the 47% increase in our production expenses in 2021 compared to 2020 was primarily due to a 62% increase in production, offset by a 9% decrease in per unit costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $77.0 million in 2021 compared to $29.8 million in 2020.  As a percentage of oil and natural gas sales, our production taxes were 7.9% and 9.2% in 2021 and 2020, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and natural gas sales and the mix of our production volumes by basin. Oil sales are taxed at a higher rate than gas sales for the Williston and Permian Basins and we do not pay production taxes in the Appalachian Basin.

General and Administrative Expenses

General and administrative expenses were $30.3 million for 2021 compared to $18.5 million for 2020. The increase in 2021 compared to 2020 was primarily due to an $8.1 million increase in acquisition costs due to our 2021 Acquisitions, a $2.3 million increase in compensation costs and a $0.6 million increase in professional fees.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $140.8 million in 2021 compared to $162.1 million in 2020.  Depletion expense, the largest component of DD&A, was $7.07 per Boe in 2021 compared to $13.27 per Boe in 2020.  The aggregate decrease in depletion expense for 2021 compared to 2020 was driven by a 47% decrease in the depletion rate per Boe partially offset by a 62% increase in production levels. The 2021 depletion rate per Boe was lower due to the impact of impairments in 2020. The following table summarizes DD&A expense per Boe for 2021 and 2020 :

	Year Ended December 31,
	2021	2020	Change	Change
Depletion	$7.07	$13.27	$(6.20)	(47)%
Depreciation, Amortization, and Accretion	0.11	0.12	(0.01)	(8)%
Total DD&A expense	$7.18	$13.39	$(6.21)	(46)%

Impairment of Oil and Natural Gas Properties

We did not record any impairment of our proved oil and gas properties in 2021. In 2020, as a result of low commodity prices and their effect on the proved reserve values of our properties, we recorded a non-cash ceiling test impairment of $1.1 billion. The impairment charge affected our reported net income in 2020 but did not reduce our cash flow.

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

Interest Expense

Interest expense, net of capitalized interest, was $59.0 million in 2021 compared to $58.5 million in 2020.  The increase in interest expense for 2021 as compared to 2020 was primarily due to the issuance of our Senior Notes due 2028 which was partially offset by a reduction in our outstanding borrowings on our Revolving Credit Facility in 2021.

Loss on the Extinguishment of Debt

    As a result of refinancing transactions during 2021 (see Note 4 to our financial statements), we recorded a loss on the extinguishment of debt of $13.1 million for the year ended December 31, 2021, based on the differences between the reacquisition costs of retiring our Second Lien Notes and the net carrying values thereof. During 2020, we recorded a loss on extinguishment of debt of $3.7 million as a result of a series of exchange transactions of our Second Lien Notes, based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof.

Contingent Consideration Gain (Loss)

    We have incurred contingent consideration liabilities in connection with certain acquisitions of oil and gas properties. During the years ended December 31, 2021 and 2020, we recorded contingent consideration losses of $0.3 million and $0.2 million, respectively, due to the change in the fair value of these liabilities. As of December 31, 2021, there were no remaining outstanding contingent consideration liabilities.

Income Tax Expense (Benefit)

We recognized income tax expense (benefit) of $0.2 million and $(0.2) million in 2021 and 2020, respectively. In 2021, we recorded income tax expense as a result of state income tax requirements related to our Permian and Appalachian Basin properties. In 2020, the tax benefits recognized related to the utilization of our alternative minimum tax credit as a result of favorable tax incentives. We have recorded a valuation allowance against effectively all of our net deferred tax assets due to uncertainty regarding their realization.

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

As of December 31, 2021, we had outstanding debt consisting of $55.0 million of borrowings under our Revolving Credit Facility, and $750.0 million aggregate principal amount of senior unsecured notes due 2028 (the “2028 Notes”). We had $704.5 million in liquidity as of December 31, 2021, consisting of $695.0 million of committed borrowing availability under the Revolving Credit Facility and $9.5 million of cash on hand.

We completed three substantial acquisitions during 2021: the Reliance Acquisition, the CM Resources Acquisition and the Comstock Acquisition (collectively, the “2021 Acquisitions”) (see Note 3 to our financial statements). In addition, in January 2022 we completed the Veritas Acquisition pursuant to a purchase and sale agreement that we entered into and announced in November 2021 (see Note 14 to our financial statements).

During 2021 we completed a number of significant financing transactions, many of which were related to these acquisitions, including:

•a common stock offering in February 2021 with net proceeds of $132.9 million, which was primarily intended to finance the cash purchase price for the Reliance Acquisition that closed on April 1, 2021;

•a common stock offering in June 2021 with net proceeds of $95.3 million, which was primarily intended to finance the cash purchase price for the CM Resources Acquisition that closed in the third quarter of 2021;

•a common stock offering in November 2021 with net proceeds of $209.9 million, which was primarily intended to finance the cash purchase price for the Veritas Acquisition that closed in the first quarter of 2022, and in the interim was used to pay down outstanding borrowings under our Revolving Credit Facility;

•the issuance of $750.0 million in aggregate principal amount of new 8.125% senior unsecured notes due 2028 (the “2028 Notes”), of which $550.0 million was issued in February 2021 and an additional $200.0 million was issued in November 2021;

•the full repayment and retirement of all $130.0 million in principal amount of our 6.0% senior unsecured promissory note due 2022 (the “Unsecured VEN Bakken Note”);

•the full redemption and retirement of all $287.8 million in principal amount of our 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”); and

•the reduction of amount of borrowings outstanding under our Revolving Credit Facility from $532.0 million as of December 31, 2020 to $55.0 million as of December 31, 2021.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 63% and 77% of our total production volumes in 2021 and 2020, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the years ended 2021 and 2020, we hedged approximately 73% and 104% of our crude oil production, respectively. For a summary as of December 31, 2021, of our open commodity swap contracts for future periods, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below.

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

At December 31, 2021, we had a working capital deficit of $112.2 million, compared to a deficit of $56.8 million at December 31, 2020.  Current assets increased by $89.7 million and current liabilities increased by $145.1 million at December 31, 2021, compared to December 31, 2020.  The increase in current assets in 2021 as compared to 2020 is primarily due to an increase of $122.5 million in accounts receivable primarily due to our higher production levels and higher commodity prices and an increased cash balance, which was partially offset by a decrease of $48.8 million in our derivative instruments, due to the change in fair value as a result of commodity price projections.  The change in current liabilities in 2021 as compared to 2020 is primarily due to an increase of $66.6 million in accounts payable and accrued expenses primarily as a result of increased development activity and an increase of $131.2 million in derivative instruments as a result of forward commodity price changes, which was partially offset by the current maturity of our first Unsecured VEN Bakken Note payment of $65.0 million that was paid on January 4, 2021. Additionally, our accrued interest increased by $12.2 million as a result of the timing of interest payments on our newly issued 2028 Notes compared to the timing of interest payments on our prior debt instruments outstanding during 2020.

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

Our cash flows for the years ended December 31, 2021 and 2020 are presented below:

	Year Ended December 31,
(In thousands)	2021	2020
Net Cash Provided by Operating Activities	$396,467	$331,685
Net Cash Used for Investing Activities	(634,434)	(283,926)
Net Cash Provided by (Used for) Financing Activities	246,059	(62,399)
Net Change in Cash	$8,092	$(14,640)

Cash Flows from Operating Activities

Net cash provided by operating activities in 2021 was $396.5 million, compared to $331.7 million in 2020. This increase was driven by a 62% year-over-year increase in production levels, which was partially offset by a 3% decrease in realized prices (including the effect of settled derivatives). Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the year ended December 31, 2021 was a decrease of $85.8 million compared to an increase of $34.1 million in 2020.

Cash Flows from Investing Activities

We had cash flows used in investing activities of $634.4 million and $283.9 million during the years ended December 31, 2021 and 2020, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  The year-over-year increase in cash used in investing activities in 2021 was attributable to our 2021 Acquisitions and higher development spending as a result of the higher commodity price environment from the rebound of the COVID-19 pandemic. In addition, cash flows used in investing activities included a $40.7 million acquisition deposit for our Veritas Acquisition that was pending at year-end 2021. During 2021 and 2020 we added 35.8 and 17.8 net wells to production, respectively, in each case excluding already producing wells from acquisitions.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred.  As a result, our actual cash spending is not always reflective of current levels of development activity.  For instance, during the year ended December 31, 2021, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g. drilling and completion costs, acquisitions, and other capital expenditures) amounted to $656.2 million, while the actual cash spend in this regard amounted to $593.2 million.

Development and acquisition activities are discretionary.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the years ended December 31, 2021 and 2020 are summarized in the following table:

	Year Ended December 31,
(In millions)	2021	2020
Drilling and Development Capital Expenditures	$180.8	$235.4
Acquisition of Oil and Natural Gas Properties	$410.4	47.0
Other Capital Expenditures	$2.0	1.2
Total	$593.2	$283.6

Cash Flows from Financing Activities

Net cash (used for) provided by financing activities was $246.1 million and $(62.4) million for the years ended December 31, 2021 and 2020, respectively.  The cash provided by financing activities in 2021 was primarily related to $763.5 million of net proceeds from our offering of 2028 Notes and $438.1 million of net proceeds from our offerings of common stock, which was partially offset by $295.9 million in repurchases of Second Lien Notes, retirement of our Unsecured VEN Bakken Note of $130.0 million and net repayments under our Revolving Credit Facility of $477.0 million. Additionally, we paid common and preferred stock dividends of $4.9 million and $29.2 million, respectively, and spent $17.6 million in fees in connection with debt financing transactions in 2021.

The cash used for financing activities in 2020 was primarily related to a net decrease in borrowings of $48.0 million on our Revolving Credit Facility and repurchases of $13.5 million aggregate principal amount of our Second Lien Notes.

Revolving Credit Facility

In November 2019, we entered into a revolving credit facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto (the “Revolving Credit Facility”), which amended and restated our existing revolving credit facility that was entered into on October 5, 2018. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of December 31, 2021, the Revolving Credit Facility had a borrowing base of $850.0 million and an elected commitment amount of $750.0 million, and we had $55.0 million in borrowings outstanding under the facility, leaving $695.0 million in available committed borrowing capacity. See Note 4 to our financial statements for further details regarding the Revolving Credit Facility.

Unsecured Notes due 2028

As of December 31, 2021, we had outstanding $750.0 million aggregate principal amount of our 2028 Notes. See Note 4 to our financial statements for further details regarding the 2028 Notes.

Series A Preferred Stock

As of December 31, 2021, we had 2,218,732 outstanding shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), having an aggregate liquidation preference of $221.9 million (excluding accumulated dividends). See Note 5 to our financial statements for further details regarding the Series A Preferred Stock.

Known Contractual and Other Obligations; Planned Capital Expenditures

Contractual and Other Obligations. We have contractual commitments under our debt agreements, including interest payments and principal repayments. See Note 4 to our financial statements. We have contractual commitments that may require us to make payments upon future settlement of our commodity derivative contracts. See Note 12 to our financial statements. We have firm commitments on certain assets that we assumed in the Reliance Acquisition. See “Item 2—Properties—Delivery Commitments” above. We have future obligations related to the abandonment of our oil and natural gas properties. See Note 9 to our financial statements. With respect to all of these items, except for our commitments under our debt agreements, we cannot determine with accuracy the amount and/or timing of such payments.

Planned Capital Expenditures. For 2022, we are budgeting approximately $350 to $415 million in total planned capital expenditures, including development expenditures and our smaller day-to-day acquisition activity, which we refer to as our “ground game” acquisition activity. As of December 31, 2021, we had incurred $111.9 million in capital expenditures that were included in accounts payable, and we estimate that we were committed to an additional approximately $316.6 million in development capital expenditures not yet incurred for wells we had elected to participate in. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our Revolving Credit Facility. The foregoing excludes larger acquisitions, which are typically not included in our annual capital expenditure budget. For example, our unbudgeted Veritas Acquisition was pending as of December 31, 2021, and subsequently closed on January 27, 2022 (see Note 14 to our financial statements). See also “Capital Requirements” below.

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

Satisfaction of Our Cash Obligations for the Next Twelve Months

With our revolving credit agreement and our cash flows from operations, we believe we will have sufficient capital to meet our drilling commitments, expected general and administrative expenses and other cash needs for the next twelve months.  Nonetheless, any strategic acquisition of assets or increase in drilling activity may lead us to seek additional capital.  We may also choose to seek additional capital rather than utilize our credit facility or other debt instruments to fund accelerated or continued drilling at the discretion of management and depending on prevailing market conditions.  We will evaluate any potential opportunities for acquisitions as they arise.  However, there can be no assurance that any additional capital will be available to us on favorable terms or at all.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.  Higher prices for oil and natural gas could result in increases in the costs of materials, services and personnel, which we expect to occur in 2022 compared to 2021.

Critical Accounting Estimates

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

External petroleum engineers independently estimated all of the proved reserve quantities included in our financial statements, and were prepared in accordance with the rules promulgated by the SEC. In connection with our external petroleum engineers performing their independent reserve estimations, we furnish them with the following information that they review: (1) technical support data, (2) technical analysis of geologic and engineering support information, (3) economic and production data and (4) our well ownership interests. The third-party independent reserve engineers, Cawley, Gillespie & Associates, Inc., evaluated 100% of our estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2021.

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

Capitalized amounts except unproved costs are depleted using the units of production method.  The depletion expense per unit of production is the ratio of the sum of our unamortized historical costs and estimated future development costs to our proved reserve volumes.  Estimation of hydrocarbon reserves relies on professional judgment and use of factors that cannot be precisely determined.  Subsequent reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting periods.  For the year ended December 31, 2021, our average depletion expense per unit of production was $7.07 per Boe.

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

At December 31, 2021, we performed an impairment review using prices that reflect an average of 2021’s monthly prices as prescribed pursuant to the SEC’s guidelines.  For the year ended 2021, we did not record any full cost impairment expense. For the year ended 2020, we recorded a $1,066.7 million full cost impairment expense. For the year ended 2019, we did not record any full cost impairment expense. If a low price environment reoccurs, we might be required to further write down the value of our oil and gas properties.  In addition, capitalized ceiling impairment charges may occur if estimates of proved reserves are substantially reduced or estimates of future development costs increase significantly.  See “Item 2. Properties” for a discussion of our reserve estimation assumptions.

Derivative Instrument Activities

We use derivative instruments from time to time to manage market risks resulting primarily from fluctuations in the prices of oil and natural gas.  We may periodically enter into derivative contracts, including price swaps, caps and floors, which require payments to (or receipts from) counterparties based on the differential between a fixed price and a variable price for a fixed quantity of oil or natural gas without the exchange of underlying volumes.  The notional amounts of these financial instruments are based on expected production from existing wells.  We may also use exchange traded futures contracts and option contracts to hedge the delivery price of oil at a future date.

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

The following table summarizes our open crude oil swap contracts as of December 31, 2021, by fiscal quarter.

Settlement Period	Oil (Barrels)	Weighted Average Price ($)
Swaps-Crude Oil(1)
2022:
Q1	2,677,480	$60.62
Q2	2,593,500	60.77
Q3	2,559,900	60.02
Q4	2,398,900	59.54
2023:
Q1	974,250	$62.65
Q2	775,775	64.32
Q3	455,400	66.47
Q4	446,200	66.25
2024:
Q1	136,500	$64.65
Q2	136,500	64.19
Q3	138,000	63.51
Q4	138,000	62.96
_____________

(1)This table does not include volumes subject to swaptions and call options, which are crude oil derivative contracts we have entered into which may increase our swapped volumes at the option of our counterparties. See Note 12 to our financial statements for further details regarding our commodity derivatives, including the swaptions and call options that are not included in the foregoing table.

The following table summarizes our open natural gas swap contracts as of December 31, 2021, by fiscal quarter.

Contract Period	Gas (MMBTU)	Weighted Average Price ($)
Swaps-Natural Gas(1)
2022:
Q1	7,157,291	$3.32
Q2	7,735,000	3.14
Q3	7,360,000	3.17
Q4	9,360,000	3.39
2023:
Q1	4,050,000	$3.89
Q2	910,000	3.22
Q3	920,000	3.27
Q4	920,000	3.47
2024:
Q1	637,000	$3.22
Q2	637,000	3.22
Q3	644,000	3.22
Q4	644,000	3.22
_____________

(1)This table does not include volumes subject to collars. See Note 12 to our financial statements for further details regarding our commodity derivatives, including the collars that are not included in the foregoing table.

See Note 12 to our financial statements for further details regarding our commodity derivatives, including basis swap contracts for both crude oil and natural gas, which are not included in the foregoing tables.

Interest Rate Risk

Our long-term debt as of December 31, 2021 is comprised of borrowings that contain fixed and floating interest rates.  Our 2028 Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at the base rate or LIBOR, plus an applicable margin. The base rate is a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans ranges from 200 to 300 basis points, in each case depending on the percentage of the borrowing base utilized. Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December. All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of December 31, 2021, we had interest rate swaps with a total notional amount of $200.0 million, which exceeded our amount of outstanding variable rate indebtedness as of December 31, 2021. Changes in interest rates can impact results of operations and cash flows.  However, because the notional amount of our interest rate swaps as of December 31, 2021 was greater than our amount of outstanding variable rate indebtedness as of such date, a 1% increase in short-term interest rates on our floating-rate debt outstanding at December 31, 2021 would not result in any increased additional annual interest expense.

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

As of December 31, 2021, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our Company’s internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Northern Oil and Gas, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Northern Oil and Gas, Inc. (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

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
/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 25, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Certain information required by this Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2022 (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2021.  Except for those portions specifically incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance

The information appearing under the headings “Proposal 1: Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer and persons performing similar functions.  A copy is available on our website at www.northernoil.com.  We intend to post on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics pursuant to the rules of the SEC and New York Stock Exchange.

Information About Our Executive Officers

Our executive officers, their ages and offices held are as follows:

Name	Age	Positions
Nicholas O’Grady	43	Chief Executive Officer
Chad Allen	40	Chief Financial Officer
Adam Dirlam	38	President
Michael Kelly	40	Chief Strategy Officer
Erik Romslo	44	Chief Legal Officer & Secretary
James Evans	38	Executive Vice President and Chief Engineer

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

Adam Dirlam has served as our President since December 2021 prior to which he served as our Chief Operating Officer since January 2020. Prior to that, he served as our Executive Vice President – Land & Operations since June 2018, prior to which he served as the company’s Senior Vice President of Land & Operations since 2013 and other various roles with the company since 2009. Prior to joining our company, Mr. Dirlam served in various finance and accounting roles for Honeywell International. Mr. Dirlam holds a bachelor’s degree from the University of St. Thomas and a master’s degree from the University of Minnesota - Carlson School of Management.

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

Erik Romslo has served as our Chief Legal Counsel and Secretary since January 2020. Prior to that, he served as our General Counsel and Secretary from October 2011 to December 2019 and as an Executive Vice President from January 2013 to December 2019. Prior to joining our company, Mr. Romslo practiced law in the Minneapolis office of our outside counsel, Faegre Drinker Biddle & Reath LLP (formerly Faegre & Benson LLP), from 2005 until 2011, where he was a member of the Corporate group.  Prior to joining Faegre, Mr. Romslo practiced law in the New York City office of Fried, Frank, Harris, Shriver & Jacobson LLP.  Mr. Romslo holds a bachelor’s degree from St. Olaf College and a law degree from the New York University School of Law.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2018 Equity Incentive Plan	—	—	582,754
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	582,754

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

(b)            Exhibits:

Exhibit No.	Description	Reference
2.1	Purchase and Sale Agreement, dated February 3, 2021, between Northern Oil and Gas, Inc. and Reliance Marcellus, LLC	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2021
2.2	Asset Purchase Agreement between Northern Oil and Gas, Inc. and Comstock Oil & Gas, LLC, dated October 6, 2021	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 8, 2021
2.3	Purchase and Sale Agreement between Northern Oil and Gas, Inc., Veritas TM Resources, LLC, Veritas Permian Resources, LLC, Veritas Lone Star Resources, LLC, and Veritas MOC Resources, LLC, dated November 16, 2021	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2021
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc. dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc. dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018
3.4	Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated November 22, 2019	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
3.5	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 2, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2020
3.6	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 17, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2020
4.1	Description of Northern Oil and Gas, Inc. Capital Stock	Filed herewith
4.2	Form of certificate for the 6.500% Series A Perpetual Cumulative Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
4.3	Indenture, dated May 15, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.50% Senior Secured Second Lien Notes due 2023)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
4.4	First Supplemental Indenture, dated September 18, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018

4.5	Second Supplemental Indenture, dated October 5, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
4.6	Third Supplemental Indenture, dated November 22, 2019, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
4.7	Fourth Supplemental Indenture, dated February 18, 2021, among Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee and collateral agent	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
4.8	Indenture, dated February 18, 2021, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.125% Senior Note due 2028)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
4.9	First Supplemental Indenture, dated November 15, 2021, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2021
4.10	Warrant to Purchase Common Shares, dated April 1, 2021, by and between Northern Oil and Gas, Inc. and Reliance Marcellus, LLC	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2021
4.11	Form of Warrant to Purchase Common Shares, dated January 27, 2022	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January31, 2022
10.1	Letter Agreement, dated January 2, 2015 by and among Robert B. Rowling, Cresta Investments, LLC, Cresta Greenwood, LLC, TRT Holdings, Inc. and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2015
10.2	Letter Agreement, dated January 25, 2017 by and among TRT Holdings, Inc., Cresta Investments, LLC, Cresta Greenwood, LLC, Robert Rowling, Michael Popejoy, Michael Frantz and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2017
10.3	Amended and Restated Letter Agreement, dated as of May 15, 2018, by and among Robert B. Rowling, Cresta Investments, LLC, Cresta Greenwood, LLC, TRT Holdings, Inc., Bahram Akradi and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.4	Letter Agreement, dated July 21, 2017, by and between Northern Oil and Gas, Inc. and Bahram Akradi	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017
10.5	Registration Rights Agreement, dated as of May 15, 2018, among Northern Oil and Gas, Inc. and the holders party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.6	Registration Rights Agreement, dated as of May 15, 2018, among Northern Oil and Gas, Inc. and TRT Holdings, Inc., Cresta Investments, LLC and Cresta Greenwood, LLC	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.7	Registration Rights Agreement, dated as of May 15, 2018, among Northern Oil and Gas, Inc. and TPG Specialty Lending, Inc., TOP III Finance 1, LLC and TAO Finance 1, LLC	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.8	Registration Right Agreement, dated October 5, 2018, between Northern Oil and Gas, Inc. and RBC Capital, LLC, as representative of the Initial Purchasers	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
10.9	Registration Rights Agreement, dated September 17, 2018, between Pivotal Williston Basin, LP, Pivotal Williston Basin II, LP, and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
10.10	Registration Rights Agreement, dated October 1, 2018, by and between WR Operating LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2018

10.11*	Employment Agreement, dated May 24, 2018, between Northern Oil and Gas, Inc. and Nicholas O’Grady	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2018
10.12*	Amended and Restated Employment Agreement, dated June 1, 2018, between Northern Oil and Gas, Inc. and Erik Romslo	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2018
10.13*	Amended and Restated Employment Agreement, dated June 1, 2018, between Northern Oil and Gas, Inc. and Chad Allen	Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018
10.14*	Amended and Restated Employment Agreement, dated June 1, 2018, between Northern Oil and Gas, Inc. and Adam Dirlam	Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018
10.15*	Employment Agreement, dated December 17, 2019, between Northern Oil and Gas, Inc. and Mike Kelly	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020
10.16*	Amended and Restated Employment Agreement, dated January 27, 2020, between Northern Oil and Gas, Inc. and James Evans	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2021
10.17*	Northern Oil and Gas, Inc. 2013 Incentive Plan (as amended May 26, 2016)	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the SEC on April 22, 2016
10.18*	Form of Restricted Stock Award Agreement (Double Trigger) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2013
10.19*	Form of Restricted Stock Award Agreement (Performance Based) under the Northern Oil and Gas, Inc. 2013 Incentive Plan	Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018
10.20*	Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
10.21*	Form of Restricted Stock Award Agreement (Time-Based Single Trigger) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.22*	Form of Restricted Stock Award Agreement (Time-Based Double Trigger) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.23*	Form of Restricted Stock Award Agreement (Performance-Based Employees) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.24*	Form of Restricted Stock Award Agreement (Performance-Based Directors) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.25	Senior Unsecured Promissory Note, dated July 1, 2019, by and among Northern Oil and Gas, Inc. and VEN Bakken, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2019
10.26	Second Amended and Restated Credit Agreement, dated November 22, 2019, by and among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
10.27	First Amendment to the Second Amended and Restated Credit Agreement, dated July 8, 2020, by and among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2020
10.28	Second Amendment to the Second Amended and Restated Credit Agreement, dated February 3, 2021, by and among Northern Oil and Gas, Inc. and Wells Fargo Bank, National Association and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2021

10.29	Purchase Agreement, dated February 8, 2021, between Northern Oil and Gas, Inc. and BofA Securities, Inc., as representative of the several initial purchasers listed in Schedule I thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2021
10.30	Exchange Agreement, dated as of February 20, 2020 among Northern Oil and Gas, Inc., TRT Holdings, Inc. and the other signatories thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2021
10.31	Registration Rights Agreement, dated April 1, 2021, by and between Northern Oil and Gas, Inc. and Reliance Marcellus, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2021
10.32	Third Amendment to the Second Amended and Restated Credit Agreement, dated May 27, 2021, by and among Northern Oil and Gas, Inc. and Wells Fargo Bank, National Association and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2021
10.33	Purchase Agreement, dated November 9, 2021, between Northern Oil and Gas, Inc. and RBC Capital Markets, LLC, as representative of the several initial purchasers listed in Schedule 1 thereto.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 10, 2021
10.34	Fourth Amendment to the Second Amended and Restated Credit Agreement, dated November 3, 2021, by and among Northern Oil and Gas, Inc. and Wells Fargo Bank, National Association and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2021
10.35	Fifth Amendment to the Second Amended and Restated Credit Agreement, dated November 8, 2021, by and among Northern Oil and Gas, Inc. and Wells Fargo Bank, National Association and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
10.36	Registration Rights Agreement, dated January 27, 2022, by and between Northern Oil and Gas, Inc. and Veritas Permian II, LLC and Veritas MOC Holdings, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January31, 2022
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith
23.2	Consent of Cawley, Gillespie & Associates, Inc.	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Report of Cawley, Gillespie & Associates	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL	Filed herewith
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORTHERN OIL AND GAS, INC.

Date:	February 25, 2022	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer; Principal Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Nicholas O’Grady	Chief Executive Officer, Principal Executive Officer	February 25, 2022
Nicholas O’Grady

/s/ Chad Allen	Chief Financial Officer, Principal Financial & Accounting Officer	February 25, 2022
Chad Allen

*	Director	February 25, 2022
Bahram Akradi

*	Director	February 25, 2022
Jack King

*	Director	February 25, 2022
Robert Grabb

*	Director	February 25, 2022
Lisa Bromiley

*	Director	February 25, 2022
Ernie Easley

*	Director	February 25, 2022
Michael Frantz

*	Director	February 25, 2022
Michael Popejoy

*	Director	February 25, 2022
Stuart Lasher

*		February 25, 2022
Jennifer Pomerantz	Director

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Northern Oil and Gas, Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

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

Proved Oil and Natural Gas Properties – Oil and Natural Gas Reserves – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company follows the full cost method of accounting for crude oil and natural gas operations. Therefore, the Company’s proved oil and natural gas properties are depleted using the units-of-production method based upon production and estimates of proved reserves quantities and are evaluated for impairment by performing a ceiling test each quarter. The ceiling test involves a comparison of net capitalized costs to the sum of the present value of the estimated future net cash flows from the Company’s oil and natural gas reserves. The estimation of the Company’s oil and natural gas reserves quantities and the related future net cash flows requires management to make significant estimates and assumptions since, as a non-operator, the Company has limited visibility into the timing of future production quantities associated with the five-year development plan. The Company engages a third-party independent reserve engineering firm to fully engineer management’s oil and natural gas reserve quantities using these estimates and assumptions and engineering data. Changes in these estimates, assumptions, or engineering data involve judgments which could have significant impact on the depletion calculation and proved oil and natural gas properties impairment evaluation. The proved oil and natural gas properties, net balance was $1,226.4 million as of December

31, 2021. Depletion, depreciation, amortization, and accretion expense was $140.8 million for the year ended December 31, 2021.

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

–External information regarding the ability of the operators of the oil and natural gas properties to develop proved undeveloped reserves considering current and forecasted liquidity of the operators obtained from publicly available information, level of drilling activity by operators in areas where the Company holds leasehold interests, and length of time required to drill and complete groups of wells.

•We evaluated the Company’s estimates of future production volumes by completing a retrospective comparison to historical production.

•We evaluated the experience, qualifications, and objectivity of management’s expert, a third-party independent reserve engineering firm engaged to fully engineer management’s oil and natural gas reserve quantities.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 25, 2022

We have served as the Company’s auditor since 2018.

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS

(In thousands, except par value and share data)	December 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and Cash Equivalents	$9,519	$1,428
Accounts Receivable, Net	193,554	71,015
Advances to Operators	6,319	476
Prepaid Expenses and Other	3,417	1,420
Derivative Instruments	2,519	51,290
Total Current Assets	215,328	125,629

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	5,034,769	4,393,533
Unproved	24,998	10,031
Other Property and Equipment	2,616	2,451
Total Property and Equipment	5,062,383	4,406,015
Less – Accumulated Depreciation, Depletion and Impairment	(3,809,041)	(3,670,811)
Total Property and Equipment, Net	1,253,342	735,204

Derivative Instruments	1,863	111
Acquisition Deposit	40,650	—
Other Noncurrent Assets, Net	11,683	11,145

Total Assets	$1,522,866	$872,089

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$65,464	$35,803
Accrued Liabilities	105,590	68,673
Accrued Interest	20,498	8,341
Derivative Instruments	134,283	3,078
Contingent Consideration	—	493
Other Current Liabilities	1,722	1,087
Current Portion of Long-term Debt	—	65,000
Total Current Liabilities	327,557	182,475

Long-term Debt, Net	803,437	879,843
Derivative Instruments	147,762	14,659
Asset Retirement Obligations	25,865	18,366
Other Noncurrent Liabilities	3,110	50

Total Liabilities	$1,307,731	$1,095,393

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred Stock, Par Value $0.001; 5,000,000 Authorized 2,218,732 Shares Outstanding at 12/31/2021 2,218,732 Shares Outstanding at 12/31/2020	2	2
Common Stock, Par Value $0.001; 135,000,000 Authorized; 77,341,921 Shares Outstanding at 12/31/2021 45,908,779 Shares Outstanding at 12/31/2020	479	448
Additional Paid-In Capital	1,988,649	1,556,602
Retained Deficit	(1,773,996)	(1,780,356)
Total Stockholders’ Equity (Deficit)	215,135	(223,304)
Total Liabilities and Stockholders' Equity (Deficit)	$1,522,866	$872,089
___________
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

	December 31,
(In thousands, except share and per share data)	2021	2020	2019
Revenues
Oil and Natural Gas Sales	$975,089	$324,052	$601,218
Gain (Loss) on Derivative Instruments, Net	(478,193)	228,141	(128,837)
Other Revenue	3	17	21
Total Revenues	496,899	552,210	472,402

Operating Expenses
Production Expenses	170,817	116,336	118,899
Production Taxes	76,954	29,783	57,771
General and Administrative Expenses	30,341	18,546	23,624
Depletion, Depreciation, Amortization and Accretion	140,828	162,120	210,201
Impairment of Other Current Assets	—	—	6,398
Impairment Expense	—	1,066,668	—
Total Operating Expenses	418,940	1,393,453	416,893

Income (Loss) From Operations	77,959	(841,243)	55,509

Other Income (Expense)
Interest Expense, Net of Capitalization	(59,020)	(58,503)	(79,229)
Write-off of Debt Issuance Costs	—	(1,543)	—
Gain (Loss) on Unsettled Interest Rate Derivatives	1,043	(1,019)	—
Loss on the Extinguishment of Debt	(13,087)	(3,718)	(23,187)
Debt Exchange Derivative Gain (Loss)	—	—	1,390
Contingent Consideration Loss	(292)	(169)	(29,512)
Financing Expense	—	—	(1,447)
Other Income (Expense)	(9)	(12)	158
Total Other Income (Expense)	(71,365)	(64,964)	(131,827)

Income (Loss) Before Income Taxes	6,594	(906,207)	(76,318)

Income Tax Expense (Benefit)	233	(166)	—

Net Income (Loss)	$6,361	$(906,041)	$(76,318)

Cumulative Preferred Stock Dividend	(14,761)	(15,266)	(1,029)

Net Loss Attributable to Common Shareholders	$(8,400)	$(921,307)	$(77,347)

Net Loss Per Common Share – Basic	$(0.13)	$(21.55)	$(2.00)
Net Loss Per Common Share – Diluted	$(0.13)	$(21.55)	$(2.00)
Weighted Average Shares Outstanding – Basic	62,989,543	42,744,639	38,708,460
Weighted Average Shares Outstanding – Diluted	62,989,543	42,744,639	38,708,460
_________
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

	December 31,
(In thousands)	2021	2020	2019
Cash Flows From Operating Activities
Net Income (Loss)	$6,361	$(906,041)	$(76,318)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	140,828	162,120	210,201
Amortization of Debt Issuance Costs	3,764	5,172	5,307
Write-off of Debt Issuance Costs	—	1,543	—
Loss on Extinguishment of Debt	13,087	3,718	23,187
Amortization of Bond (Premium) Discount on Long-term Debt	(413)	(1,037)	(2,705)
Loss on the Sale of Other Property & Equipment	17	—	—
Deferred Income Taxes	233	210	210
Unrealized (Gain) Loss on Derivative Instruments	311,328	(38,858)	173,214
Gain on Debt Exchange Derivative	—	—	(1,390)
Loss on Contingent Consideration	292	169	29,512
PIK Interest on Second Lien Notes	—	—	1,742
Share-Based Compensation Expense	3,621	4,119	7,955
Impairment of Other Current Assets	—	—	6,398
Impairment Expense	—	1,066,668	—
Other	3,162	(234)	(41)
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(122,160)	37,637	(11,542)
Prepaid and Other Expenses	(1,999)	546	3,997
Accounts Payable	14,091	(1,089)	(16,928)
Accrued Liabilities	12,318	342	27,166
Accrued Interest	11,937	(3,300)	(3,084)
Payment of Contingent Consideration	—	—	(37,131)
Net Cash Provided By Operating Activities	396,467	331,685	339,750

Cash Flows From Investing Activities
Drilling and Development Capital Expenditures	(182,798)	(236,691)	(338,788)
Acquisition of Oil and Natural Gas Properties	(410,430)	(46,940)	(229,182)
Acquisition Deposit	(40,650)	—	—
Purchases of Other Property and Equipment	(556)	(295)	(1,158)
Net Cash Used For Investing Activities	(634,434)	(283,926)	(569,128)

Cash Flows From Financing Activities
Advances on Revolving Credit Facility	554,000	78,000	953,000
Repayments on Revolving Credit Facility	(1,031,000)	(126,000)	(513,000)
Repayments of Second Lien Notes	(295,918)	(13,514)	(227,470)
Repayments of Senior Unsecured Notes	(130,000)	—	—
Issuance of Unsecured Notes due 2028	763,500	—	—
Debt Issuance Costs Paid	(17,611)	(446)	(12,219)
Debt Derivative Exchange Settlements	—	—	(1,044)
Contingent Consideration Settlements	—	—	(11,278)
Issuance of Common Stock	438,077	—	—
Common Stock Dividends Paid	(4,938)	—	—
Repurchases of Common Stock	—	—	(15,108)
Issuance of Preferred Stock	—	—	70,868
Preferred Stock Dividends Paid	(29,212)	—	—
Restricted Stock Surrenders - Tax Obligations	(839)	(439)	(660)
Net Cash Provided (Used) By Financing Activities	246,059	(62,399)	243,088

Net Increase (Decrease) in Cash and Cash Equivalents	8,092	(14,640)	13,710
Cash and Cash Equivalents – Beginning of Period	1,428	16,068	2,358
Cash and Cash Equivalents – End of Period	$9,519	$1,428	$16,068
______________
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2018	37,833,307	378	—	—	1,226,371	(796,884)	429,865
Issuance of Common Stock	406,920	4	—	—	—	—	4
Restricted Stock Forfeitures	(101,314)	(1)	—	—	—	—	(1)
Share Based Compensation	—	—	—	—	8,364	—	8,364
Restricted Stock Surrenders - Tax Obligations	(27,185)	—	—	—	(660)	—	(660)
Issuance of Preferred Stock, Net of Issuance Costs	—	—	1,500,000	2	145,867	—	145,868
Debt Exchange Agreements	724,238	7	—	—	15,742	—	15,749
Acquisition of Oil and Natural Gas Properties	560,215	6	—	—	11,703	—	11,708
Contingent Consideration Settlements	1,775,837	18	—	—	39,154	—	39,171
Repurchases of Common Stock	(563,500)	(6)	—	—	(15,102)	—	(15,108)
Net Loss	—	—	—	—	—	(76,318)	(76,318)
December 31, 2019	40,608,518	$406	1,500,000	$2	$1,431,438	$(873,203)	$558,643
Issuance of Common Stock	460,382	2	—	—	—	—	2
Restricted Stock Forfeitures	(107,071)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	4,612	—	4,612
Restricted Stock Surrenders - Tax Obligations	(39,686)	—	—	—	(438)	—	(439)
Issuance of Preferred Stock, Net of Issuance Costs	—	—	794,702	1	81,211	—	81,212
Debt Exchange Agreements	4,164,941	34	—	—	37,135	—	37,169
Series A Preferred Exchange	526,695	5	(75,970)	—	1,108	(1,113)	—
Acquisition of Oil and Natural Gas Properties	295,000	—	—	—	1,537	—	1,537
Net Loss	—	—	—	—	—	(906,041)	(906,041)
December 31, 2020	45,908,779	$448	2,218,732	$2	$1,556,602	$(1,780,357)	$(223,304)
Issuance of Common Stock	339,653	—	—	—	—	—	—
Restricted Stock Forfeitures	(14,355)	—	—	—	1	—	1
Share Based Compensation	—	—	—	—	3,903	—	3,903
Restricted Stock Surrenders - Tax Obligations	(60,611)	—	—	—	(839)	—	(839)
Equity Offerings, Net of Issuance Costs	31,125,000	31	—	—	438,045	—	438,077
Issuance of Common Stock Warrants	—	—	—	—	30,512	—	30,512
Contingent Consideration Settlements	43,455	—	—	—	785	—	785
Preferred Stock Dividends	—	—	—	—	(29,212)	—	(29,212)
Common Stock Dividends Declared	—	—	—	—	(11,149)	—	(11,149)
Net Income	—	—	—	—	—	6,361	6,361
December 31, 2021	77,341,921	479	2,218,732	2	$1,988,649	$(1,773,996)	$215,135
___________
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

Northern Oil and Gas, Inc. (the “Company,” “Northern,” “our” and words of similar import), a Delaware corporation, is an independent energy company engaged in the acquisition, exploration, exploitation, development and production of crude oil and natural gas properties.  The Company’s common stock trades on the New York Stock Exchange under the symbol “NOG”.

Northern’s principal business is crude oil and natural gas exploration, development, and production with operations in the United States.  The Company’s primary strategy is investing in non-operated minority working and mineral interests in oil and gas properties in the United States.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In connection with preparing the financial statements for the year ended December 31, 2021, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that there were no subsequent events which required recognition or disclosure in the financial statements through the date of this filing.

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

As of December 31, 2021 and 2020, the allowance for doubtful accounts was $3.9 million in both years.  The amount charged to operations for doubtful accounts was $0.3 million, $0.3 million and zero for the years ended December 31, 2021, 2020 and

2019, respectively.  As of December 31, 2021 and 2020, the amount charged against the allowance for doubtful accounts was $0.3 million and $1.0 million, respectively.

As of December 31, 2021 and 2020, the Company included accounts receivable of $4.0 million and $4.4 million, respectively, in Other Noncurrent Assets, Net due to their long-term nature.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the years ended December 31, 2021, 2020 and 2019, respectively:

	December 31,
(In thousands)	2021	2020	2019
Capitalized Certain Payroll and Other Internal Costs	$1,353	$1,159	$995
Capitalized Interest Costs	1,103	556	644
Total	$2,456	$1,716	$1,638

As of December 31, 2021, the Company held leasehold and other oil and gas interests in the United States in the Williston Basin, Permian Basin and Appalachian Basin.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the years ended December 31, 2021, 2020 and 2019, there were no property sales that resulted in a significant alteration.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the net book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling.  The proved oil and natural gas properties, net balance was $1,226.4 million as of December 31, 2021. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing twelve-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions or financial derivatives designated as hedges for accounting purposes, if any, that hedge the Company’s oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded in the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties.  If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or non-cash writedown is required.

The Company did not have any ceiling test impairment for the year ended December 31, 2021. The Company recorded a ceiling test impairment of $1,066.7 million for the year ended December 31, 2020. The Company did not have any ceiling test impairment for the year ended December 31, 2019. Impairment charges affect the Company’s reported net income but do not reduce the Company’s cash flow.

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

	Year Ended December 31,
(In thousands)	2021	2020	2019
Depletion of Proved Oil and Natural Gas Properties	$138,759	$160,643	$209,050
Depletion per BOE Sold	$7.07	$13.27	$14.84

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method.  Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate.  The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the years ended December 31, 2021, 2020 and 2019, unproved properties of $3.0 million, $2.9 million, and $3.6 million, respectively, were impaired.

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

The carrying amount of long-term debt associated with borrowings outstanding under the Company’s Revolving Credit Facility approximates fair value as borrowings bear interest at variable rates. The carrying amounts of the Company’s Unsecured Notes due 2028 (see Note 4 below) may not approximate fair value because carrying amounts are net of unamortized premiums and debt issuance costs, and the Unsecured Notes due 2028 bear interest at fixed rates. See Note 11 for additional discussion.

Debt Issuance Costs

Debt issuance costs related to our Unsecured Notes due 2028 are included as a deduction from the carrying amount of long-term debt in the balance sheets and are amortized to interest expense using the effective interest method over the term of the related debt. Debt issuance costs related to the Revolving Credit Facility are included in other noncurrent assets and are amortized to interest expense on a straight-line basis over the term of the agreement.

Debt Premiums

Debt premiums related to the Company’s Unsecured Notes due 2028 are included as an addition to the carrying amount of the long-term debt in the balance sheets and are amortized to interest expense using the effective interest method over the term of the related notes.

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

The Company does not disclose the value of unsatisfied performance obligations under its contracts with customers as it applies the practical exemption in accordance with FASB ASC Topic 606. The exemption, as described in ASC 606-10-50-14(a), applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the years ended

December 31, 2021, 2020 and 2019, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two primary sources: oil sales and natural gas and NGL sales. Substantially all of the Company’s oil and natural gas sales come from three geographic areas in the United States: the Williston Basin (North Dakota and Montana), the Appalachian Basin (Pennsylvania), and the Permian Basin (New Mexico and Texas). The following tables present the disaggregation of the Company’s oil revenues and natural gas and NGL revenues by basin for the years ended December 31, 2021, 2020 and 2019.

	Twelve Months Ended December 31, 2021
(In thousands)	Williston	Permian	Appalachian	Total
Oil Revenues	$730,982	$42,488	$—	$773,470
Natural Gas and NGL Revenues	141,425	7,386	52,808	201,619
Total	$872,407	$49,874	$52,808	$975,089

	Twelve Months Ended December 31, 2020
(In thousands)	Williston	Permian	Appalachian	Total
Oil Revenues	$304,754	$495	$—	$305,249
Natural Gas and NGL Revenues	18,773	30	—	18,802
Total	$323,527	$525	$—	$324,052

	Twelve Months Ended December 31, 2019
(In thousands)	Williston	Permian	Appalachian	Total
Oil Revenues	$574,616	$—	$—	$574,616
Natural Gas and NGL Revenues	26,601	—		26,601
Total	$601,218	$—	$—	$601,218

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the development, exploitation, production and exploration activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the years ended December 31, 2021, 2020 and 2019, the Company’s top four operators made up 50%, 49% and 51%, respectively, of total oil and natural gas sales.

The Company faces concentration risk due to the fact that a substantial majority of its oil and natural gas revenue is sourced from North Dakota. Recent acquisitions have diversified the Company’s portfolio to include Pennsylvania, New Mexico and Texas. But the Company remains disproportionately exposed to risks affecting a limited number of geographic areas of operations.

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

Stock-Based Compensation

The Company records expense associated with the fair value of stock-based compensation.  For fully vested stock and restricted stock grants, the Company calculates the stock-based compensation expense based upon estimated fair value on the date of grant.  In determining the fair value of performance-based share awards subject to market conditions, the Company utilizes a Monte Carlo simulation prepared by an independent third-party.  For stock options, the Company uses the Black-Scholes option valuation model to calculate stock-based compensation at the date of grant.  Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Changes in these assumptions can materially affect the fair value estimate.

Treasury Stock

Treasury stock is recorded at cost, which includes incremental direct transaction costs, and is retired upon acquisition as a result of share repurchases under the share repurchase program or from the withholding of shares of stock to satisfy employee tax withholding obligations that arise upon the lapse of restrictions on their stock-based awards at the employees’ election.

Income Taxes

The Company’s income tax expense, deferred tax assets and deferred tax liabilities reflect management’s best assessment of estimated current and future taxes to be paid.  The Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis.  The Company’s only taxing jurisdictions are the United States and the US states in which we operate.

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

Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book losses in recent years, driven primarily by the full cost ceiling impairments over that period.  Additionally, the Company’s revenue, profitability and future growth are substantially dependent upon prevailing and future prices for oil and natural gas.  The markets for these commodities continue to be volatile.  Changes in oil and natural gas prices have a significant impact on the value of the Company’s reserves and on its cash flows. Due to these factors, management has placed a lower weight on the prospect of future earnings in its overall analysis of the valuation allowance. Accordingly, the valuation allowance against the Company’s deferred tax asset at December 31, 2021 and 2020 was $341.3 million and $337.5 million, respectively.

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

The Company follows the provisions of FASB ASC Topic 815, “Derivatives and Hedging” as amended. It requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value and marked-to-market at the end of each period.  Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to gain (loss) on derivative instruments, net on the statements of operations.  See Note 12 for a description of the derivative contracts into which the Company has entered.

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

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information for the years ended December 31, 2021, 2020 and 2019 :

	December 31,
(In thousands)	2021	2020	2019
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$46,951	$55,109	$78,596

Non-cash Operating Activities:
Contingent Consideration Settlements in Excess of Acquisition-date Liabilities	—	—	21,349

Non-cash Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	111,897	88,564	161,743
Capitalized Asset Retirement Obligations	6,950	710	4,042
Contingent Consideration	785	324	—
Compensation Capitalized on Oil and Gas Properties	282	495	412
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	30,512	—	—
Issuance of Common Stock - Acquisitions of Oil and Natural Gas Properties	—	1,537	11,708
Other Property and Equipment Included in Accounts Payable	578	—	—
Issuance of Unsecured VEN Bakken Note	—	—	128,660

Non-cash Financing Activities:
Common Stock Dividends Declared	6,210	—	—
Issuance of Preferred Stock in Exchange for 8.5% Second Lien Notes due 2023	—	81,212	75,000
Issuance of 8.50% Second Lien Notes due 2023 - PIK Interest	—	—	3,480
Issuance of Common Stock for 2L Notes Repurchase	—	37,169	—
Issuance of Common Stock for Preferred Stock Exchange	—	1,113	—
Debt Exchange Derivative Liability Settlements	—	—	15,749
Contingent Consideration Settlements	—	—	17,822

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01 and the impact the new standard will have on its financial statements and related disclosure.

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The book value of the Company’s crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying statements of operations from the closing date of the acquisition. Acquired assets and liabilities assumed are recorded based on their estimated fair value at the time of the acquisition. Development capital expenditures and purchases of properties that were in accounts payable and not yet paid in cash at December 31, 2021 and 2020 were approximately $111.9 million and $88.6 million, respectively.

2021 Acquisitions

During 2021, in addition to the Reliance Acquisition (defined below), CM Resources Acquisition (defined below) and the Comstock Acquisition (defined below), the Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $37.9 million, excluding the associated development costs.

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

The total consideration paid by the Company was $140.6 million, consisting of (i) warrants to purchase 3,250,000 shares of the Company’s common stock with an exercise price equal to $14.00 per share and a total estimated fair value of $30.5 million and (ii) cash purchase consideration of $110.1 million. The Reliance Acquisition was accounted for using the acquisition method under ASC Topic 805, Business Combinations, which requires all assets acquired and liabilities assumed to be recorded at fair value at the acquisition date.

The results of operations from the acquisition from the April 1, 2021 closing date through December 31, 2021, represented approximately $52.8 million of revenue and $25.0 million of income from operations. The Company incurred $6.2 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the statement of operations. The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$139,644
Unproved oil and natural gas properties	10,912
Total assets acquired	$150,556
Asset retirement obligations	(6,549)
Minimum volume commitment liability	(3,443)
Net assets acquired	$140,564

Fair value of consideration paid for net assets:
Cash consideration	$110,052
Issuance of Warrants (3.2 million shares at $14.00 per share)	30,512
Total fair value of consideration transferred	$140,564

CM Resources Acquisition

On August 2, 2021, the Company completed the acquisition of certain non-operated oil and gas properties from CM Resources, LLC, effective as of April 1, 2021 (the “CM Resources Acquisition”), for total estimated consideration of $101.7 million in cash. At closing, the acquired assets included approximately 6.5 net producing wells and 3.0 net wells in progress, as well as approximately 2,285 net acres in the Permian Basin. The CM Resources Acquisition was accounted for using the acquisition method under ASC Topic 805, Business Combinations, which requires all assets acquired and liabilities assumed to be recorded at fair value at the acquisition date. The results of operations from the acquisition from the August 2, 2021 closing date through December 31, 2021, represented approximately $32.5 million of revenue and $22.1 million of income from operations.

The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$101,869
Unproved oil and natural gas properties	—
Total assets acquired	$101,869
Asset retirement obligations	(179)
Net assets acquired	$101,691

Fair value of consideration paid for net assets:
Cash consideration	$101,691
Total fair value of consideration transferred	$101,691

Pro Forma Information

The following summarized unaudited pro forma statement of operations information for the years ended December 31, 2021 and December 31, 2020 assumes that the Reliance and CM Resources Acquisitions occurred as of January 1, 2020. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisitions as of January 1, 2020, or that would be attained in the future.

	Year Ended December 31,	Year Ended December 31,
(In thousands)	2021	2020
Total Revenues	$526,456	$602,951
Net Income (Loss)	$17,281	$(904,857)

Comstock Acquisition

On November 16, 2021, the Company completed the acquisition of certain oil and gas properties, interests and related assets from Comstock Oil & Gas, LLC (“Comstock”), effective as of October 1, 2021 (the “Comstock Acquisition”), for total estimated consideration of $150.5 million in cash. The acquisition was accounted for as an asset acquisition under ASC Topic 805 and the acquired assets consisted of approximately 65.9 net producing wells located primarily in Williams, McKenzie, Mountrail and Dunn Counties, North Dakota. Of the purchase price, 100% was allocated to proved properties and the Company recognized approximately $1.7 million of asset retirement obligations. The Comstock Acquisition was completed pursuant to the purchase and sale agreement between the Company and Comstock, dated October 6, 2021.

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

Unproved Properties

Unproved properties not being amortized comprise approximately 29,835 net acres and 16,464 net acres of undeveloped leasehold interests at December 31, 2021 and 2020, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.   The following is a summary of capitalized costs excluded from depletion at December 31, 2021 by year incurred.

	December 31,
(In thousands)	2021	2020	2019	Prior Years
Property Acquisition	$15,991	$240	$4,664	$4,102
Development	—	—	—	—
Total	$15,991	$240	$4,664	$4,102

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

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

(In thousands)	December 31, 2021	December 31, 2020
Revolving Credit Facility	$55,000	$532,000
Unsecured Notes due 2028	750,000	—
Second Lien Notes due 2023	—	287,755
Unsecured VEN Bakken Note	—	130,000
Total principal	805,000	949,755
Unamortized debt discounts and premiums	13,217	2,041
Unamortized debt issuance costs (1)	(14,780)	(6,953)
Total debt	803,437	944,843
Less current portion of long-term debt	—	(65,000)
Total long-term debt	$803,437	$879,843
_____________________
(1)Debt issuance costs related to the Company’s Revolving Credit Facility of $5.7 million and $6.5 million as of December 31, 2021 and 2020, are recorded in “Other Noncurrent Assets, Net” in the balance sheets. During the years ended December 31, 2021 and 2020, the Company recorded a zero and $1.5 million write-off of debt issuance costs as a result of the reduction in the borrowing base under the Revolving Credit Facility.

Revolving Credit Facility

On November 22, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent (“Agent”), and the lenders from time to time party thereto, which amended and restated the Company’s prior revolving credit facility that was entered into on October 5, 2018. The Revolving Credit Facility is scheduled to mature on November 22, 2024.

The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. As of December 31, 2021, the borrowing base was $850.0 million and the aggregate elected commitment amount was $750.0 million. In order to borrow in excess of the elected commitment amount, the Company would need to find new or existing lenders willing to provide the additional commitments. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The April 1st scheduled redetermination shall be based on a January 1st engineering report audited by a third-party (reasonably acceptable by the Agent). The aggregate elected commitment amount may be increased semi-annually upon each scheduled borrowing base redetermination, and up to two times between each scheduled redetermination.

At the Company’s option, borrowings under the Revolving Credit Facility shall bear interest at the base rate or LIBOR plus an applicable margin. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the Agents’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans ranges from 200 to 300 basis points, in each case depending on the percentage of the borrowing base utilized.

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, maintain excess cash liquidity, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a pro forma rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under FASB ASC 815 and current maturities under the Revolving Credit Facility) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of December 31, 2021.

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

The Company’s obligations under the Revolving Credit Facility are secured by mortgages on not less than 90% of the value of proved reserves associated with the oil and gas properties included in the determination of the borrowing base. Additionally, the Company entered into a Guaranty and Collateral Agreement in favor of the Agent for the secured parties, pursuant to which the Company’s obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets.

Unsecured Notes due 2028

On February 18, 2021, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (the “2028 Notes Indenture”), pursuant to which the Company issued $550.0 million in aggregate principal amount of 8.125% senior unsecured notes due 2028 (the “Original 2028 Notes”). On November 15, 2021, the Company issued an additional $200.0 million aggregate principal amount of 8.125% senior notes due 2028 (the “Additional 2028 Notes” and, together with the Original 2028 Notes, the “2028 Notes”). The proceeds of the 2028 Notes were used primarily to refinance existing indebtedness, and for general corporate purposes. The 2028 Notes will mature on March 1, 2028. Interest on the 2028 Notes is payable semi-annually in arrears on each March 1 and September 1, commencing September 1, 2021, to holders of record on the February 15 and August 15 immediately preceding the related interest payment date, at a rate of 8.125% per annum.

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

Second Lien Notes due 2023

During February 2021, the Company completed a cash tender offer pursuant to which it redeemed and retired $272.1 million in aggregate principal amount of the Company’s 8.500% senior secured second lien notes due 2023 (the “Second Lien Notes”). Immediately thereafter, there was $15.7 million in aggregate principal amount of Second Lien Notes remaining outstanding. In May 2021, the Company redeemed and retired the remaining $15.7 million in aggregate principal amount of the Second Lien Notes, and as a result the Second Lien Notes have been retired in full.

Unsecured VEN Bakken Note due 2022

In January 2021, the Company repaid $65.0 million in aggregate principal amount under the Company’s 6.0% senior unsecured promissory note due 2022 (the “Unsecured VEN Bakken Note”), which was a scheduled repayment thereunder. In February 2021, the Company used a portion of the proceeds from the 2028 Notes to repay the remaining $65.0 million in aggregate principal amount outstanding under the Unsecured VEN Bakken Note, and as a result the note has been retired in full.

NOTE 5     COMMON AND PREFERRED STOCK

Common Stock

The company is authorized to issue up to 135,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2021 and 2020, the Company had 77,341,921 and 45,908,779 shares of common stock issued and outstanding, respectively.

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

In November 2021, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.08 per share. The dividend was paid on January 31, 2022 to stockholders of record as of the close of business on December 30, 2021.

In January 2022, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.14 per share. The dividend is payable on April 29, 2022 to stockholders of record as of the close of business on March 30, 2022.

In April 2021, in connection with the Reliance Acquisition, the Company issued warrants to purchase 3,250,000 shares of the Company’s common stock at an exercise price equal to $14.00 per share (subject to certain adjustments), which are generally exercisable from June 30, 2021 until April 1, 2028. The grant-date value of the common stock warrants consideration was determined by utilizing an Option Pricing Model. The common stock warrants are classified as equity on the consolidated balance sheet and therefore are not subject to recurring fair-value adjustments. The key inputs in applying the Option Pricing Model are as follows: the market value of the underlying stock which was determined based on the closing market price of the Company’s common shares on the acquisition date, the exercise price of $14.00 per share, volatility of 80% and a risk-free rate of 1.34%. As of December 31, 2021, anti-dilution adjustments under the warrants triggered by the Company’s common stock dividends had caused the number of common shares underlying the warrants to increase to 3,276,582 shares and the exercise price to decrease to $13.8864 per share.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2021 and 2020, the Company had 2,218,732 shares of preferred stock issued and outstanding, respectively, all of which were shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).

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

On May 15, 2021, the Company paid a dividend in the amount of $9.9163 per share to the holders of record of the Series A Preferred Stock as of May 1, 2021. This dividend, which totaled $22.0 million in the aggregate, was inclusive of all accrued and unpaid dividends from the original issue date of the Series A Preferred Stock. On November 15, 2021, the Company paid a dividend in the amount of $3.25 per share to the holders of record of the Series A Preferred Stock as of November 1, 2021. This dividend, which totaled $7.2 million in the aggregate, was inclusive of all accrued and unpaid dividends on the Series A Preferred Stock. As of December 31, 2021, the Company was current in the payment of dividends and there were $1.8 million of undeclared accumulated dividends on the Series A Preferred Stock.

The Series A Preferred Stock is convertible at the holders’ option (an “Optional Conversion”) into common stock at a conversion rate set forth in the Certificate of Designations, subject to customary adjustments (including anti-dilution) as provided for therein. As of December 31, 2021, the conversion rate was 4.3984 shares of common stock for each share of Series A Preferred Stock (which is equivalent to a conversion price of $22.7355. Holders may be entitled to additional shares of common stock or cash in connection with a conversion that occurs in connection with a Fundamental Change (as defined in the Certificate of Designations). The Series A Preferred Stock is convertible at the Company’s option (a “Mandatory Conversion”) if the closing sale price of the Company’s common stock equals or exceeds 145% of the conversion price for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days. A Mandatory Conversion would also entitle the holder to a cash payment equal to eight semi-annual dividend payments, less an amount equal to all cash dividend payments made in respect of such holder’s shares of Series A Preferred Stock prior to such Mandatory Conversion. The occurrence of any Optional Conversion or Mandatory Conversion is subject to various terms and limitations set forth in the Certificate of Designations.

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

On November 22, 2021, the Company closed an underwritten public offering of 11,000,000 shares of its common stock at a price to the public of $20.00 per share. This offering resulted in net proceeds of approximately $209.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the years ended December 31, 2021 and 2020, respectively, the Company did not repurchase shares of its common stock under the stock repurchase program. In 2019, the Company repurchased 0.6 million shares of its common stock under the stock repurchase program at a total cost of $16.3 million. Of the shares repurchased in 2019, $1.2 million was recorded as a settlement of contingent consideration liabilities in connection with a prior acquisition.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are now included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION

The Company maintains its 2018 Equity Incentive Plan (the “2018 Plan”), which replaced the Company’s prior 2013 Incentive Plan (the “2013 Plan”), for making equity-based awards to employees, directors and other eligible persons. No future awards will be made under the 2013 Plan. The 2013 Plan continues to govern awards that were made thereunder, which remain in effect pursuant to their terms. As of December 31, 2021, there were 582,754 shares available for future awards under the 2018 Plan.

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

During 2021, 2020 and 2019, 339,653, 460,382 and 174,720 shares, respectively, of service-based RSAs were granted to executive officers, employees and directors under the 2013 and 2018 Equity Plans. The weighted average grant date fair value of service-based RSAs was $16.45 per share, $9.15 per share and $21.40 per share for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The following table reflects the outstanding RSAs and activity related thereto for the year ended December 31, 2021:

	Service-based Awards		Service and Performance-based Awards		Service and Market-based Awards		Service, Performance, and Market-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2020	268,602	$10.44	16,250	$27.00	5,245	$16.70	39,200	$9.80
Shares granted	339,653	16.45	—	—	—	—	—	—
Shares forfeited	(13,355)	11.62	—	—	—	—	(1,000)	9.80
Shares vested	(174,778)	14.23	(16,250)	27.00	(5,245)	16.70	(19,600)	9.80
Outstanding at December 31, 2021	420,122	$13.68	—	$—	—	$—	18,600	$9.80

At December 31, 2021, there was $4.5 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 0.91 years. For the years ended December 31, 2021, 2020 and 2019, the total fair value of the Company’s restricted stock awards vested was $1.8 million, $2.7 million and $6.6 million, respectively.

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

The Company’s interests in certain crude oil and natural gas leases from the State of North Dakota are subject to an ongoing dispute over the ownership of minerals underlying the bed of the Missouri River within the boundaries of the Fort Berthold Reservation.  The ongoing dispute is between the State of North Dakota and three affiliated tribes, both of whom have purported to lease mineral rights in tracts of riverbed within the reservation boundaries. In the event the ongoing dispute results in a final judgment that is adverse to the Company’s interests, the Company would be required to reverse approximately $4.0 million in revenue (net of accrued taxes) that has been accrued since the first quarter of 2013 based on the Company’s purported interest in the crude oil and natural gas leases at issue. Due to the long-term nature of this title dispute, the $4.0 million in accounts receivable is included in “Other Noncurrent Assets, Net” in the balance sheets. The Company fully maintains the validity of its interests in the crude oil and natural gas leases.

Delivery Commitments

As of December 31, 2021, the Company had certain agreements associated with the Company’s Appalachian basin properties which require the Company to deliver firm quantities of natural gas to certain third parties, which we seek to fulfill with products from existing reserves. In the event we are not able to meet these firm commitments, we are subject to deficiency payments.

The estimable future commitments under these volume commitment agreements as of December 31, 2021 are as follows:

(in Bcf)	Commitment Volumes
2022	19.0
2023	19.0
2024	18.4
2025	3.2
Total	59.6

The Company recognizes any deficiency payments in the period in which the underdelivery takes place pursuant to the agreements and the related liability has been incurred. These amounts are recognized in operating expenses in the Company’s Statement of Operations. The amount and timing of any such deficiency payments that may be incurred in the future can not be accurately estimated.

NOTE 9     ASSET RETIREMENT OBLIGATIONS

The Company has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities.  Initially, the fair value of a liability for an asset retirement obligation (“ARO”) is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  If the liability is settled for an amount other than the recorded amount, an adjustment to the full cost pool is recognized.  The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.

Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate retirement costs, inflation factors, credit-adjusted risk-free discount rates, timing of retirement, and changes in the legal, regulatory, environmental and political environments.  To the extent future revisions to these assumptions impact the present value of the existing ARO, a corresponding adjustment is made to the oil and gas property balance.  For example, as the Company analyzes actual plugging and abandonment information, the Company may revise its estimate of current costs, the assumed annual inflation of the costs and/or the assumed productive lives of its wells.  During 2021, the Company adjusted the assumed productive lives of certain of its wells. During 2020, there were no adjustments to the aforementioned assumptions requiring revisions of previous estimates.

The following table summarizes the Company’s asset retirement obligation transactions recorded during the years ended December 31, 2021 and 2020.

	December 31,
(in thousands)	2021	2020
Beginning Asset Retirement Obligations	$19,181	$17,299
Liabilities Acquired During the Period	8,419	—
Liabilities Incurred During the Period	3,075	688
Revision of Estimates	(4,084)	21
Accretion of Discount on Asset Retirement Obligations	1,654	1,192
Liabilities Settled During the Period	(233)	(20)
Ending Asset Retirement Obligations	$28,012	$19,181

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

The income tax provision (benefit) for the years ended December 31, 2021, 2020, and 2019 consists of the following:

(In thousands)	2021	2020	2019
Current
Federal	$—	$(376)	$(210)
State	233	—	—
Deferred
Federal	130	(175,309)	(16,676)
State	(3,984)	(17,778)	(3,578)
Valuation Allowance	3,854	193,297	20,464
Total Tax Benefit	$233	$(166)	$—

The following is a reconciliation of the reported amount of income tax benefit for the years ended December 31, 2021, 2020, and 2019 to the amount of income tax expenses that would result from applying the statutory rate to pretax income (loss).

(In thousands)	2021	2020	2019
Income (Loss) Before Taxes and NOL	$6,594	$(906,207)	$(76,318)
Federal Statutory Rate	21.00%	21.00%	21.00%
Taxes Computed at Federal Statutory Rates	1,385	(190,303)	(16,027)
State Tax (Benefit), Net of Federal Taxes	(3,752)	(20,881)	(2,630)
Deferred Tax Adjustment	(1,488)	3,686	(1,891)
Share Based Compensation Tax Deficiency	—	—	33
Net Operating Loss Adjustment	—	12,494	—
Other	234	1,541	51
Valuation Allowance	3,854	193,297	20,464
Reported Tax Expense (Benefit)	$233	$(166)	$—

In 2020, the Company reduced its net operating loss deferred tax asset and related valuation allowance by $12.5 million due to changes from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the finalized IRC regulations, that increased the limitation on the amount of deductible interest expense.

A valuation allowance is established to reduce deferred tax assets if it is determined that it is more likely than not that the related tax benefit will not be realized. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary. During 2021, in evaluating whether it was more likely than not that the Company’s net deferred tax assets were realized through future net income, management considered all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies. Based on all the evidence available, management determined it was more likely than not that the net deferred tax assets, other than the deferred tax asset related to the Company’s alternative minimum tax credit, were not realizable. The Company’s valuation allowance at December 31, 2021 was $341.3 million.

At December 31, 2021, the Company had a net operating loss carryforward for federal income tax purposes of $592.9 million, which is net of the IRC Section 382 limitation, and state NOL carryforwards of $728.1 million. The determination of the state NOL carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and that can thereby impact the amount of such carryforwards. If unutilized, all of the federal net operating losses will expire from 2031 to 2037, except for $280.1 million of federal net operating losses that have an indefinite life. If unutilized, all of the state net operating losses will expire from 2022 to 2037, except for $179.7 million of state net operating losses that have an indefinite life.

The significant components of the Company’s deferred tax assets (liabilities) were as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Net Operating Loss (NOLs) and Tax Credit Carryforwards	$150,736	$123,121
Share Based Compensation	570	93
Accrued Interest	1,031	1,012
Allowance for Doubtful Accounts	919	902
Crude Oil and Natural Gas Properties and Other Properties	124,531	222,668
Derivative Instruments	63,739	(10,104)
Other	(178)	(198)
Total Net Deferred Tax Assets (Liabilities) Before Valuation Allowance	341,348	337,494

Valuation Allowance	(341,348)	(337,494)

Total Net Deferred Tax Assets	$—	$—

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2021, 2020 and 2019, the Company did not recognize any interest or penalties in its statements of operations, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2021 and 2020 relating to unrecognized benefits.

The tax years 2021, 2020, 2019, and 2018 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject. Additionally, NOLs from 2011-2017 could be adjusted in the future when such NOLs are utilized.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and 2020.

	Fair Value Measurements at
	December 31, 2021 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$2,519	$—
Commodity Derivatives – Noncurrent Assets	—	$1,740	—
Commodity Derivatives – Current Liabilities	—	(134,183)	—
Commodity Derivatives – Noncurrent Liabilities	—	(147,762)	—
Interest Rate Derivatives – Noncurrent Assets	—	123	—
Interest Rate Derivatives – Current Liabilities	—	(100)	—
Total	$—	$(277,664)	$—

	Fair Value Measurements at
	December 31, 2020 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$51,290	$—
Commodity Derivatives – Noncurrent Assets	—	111	—
Commodity Derivatives – Current Liabilities	—	(2,504)	—
Commodity Derivatives – Noncurrent Liabilities	—	(14,214)	—
Interest Rate Derivatives – Current Liabilities	—	(574)	—
Interest Rate Derivatives – Noncurrent Liabilities	—	(445)	—
Total	$—	$33,664	$—

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

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s 2028 Notes was $796.9 million at December 31, 2021. The fair value of the Company’s 2028 Notes are based on market quotes that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the LIBOR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates AROs pursuant to the provisions of ASC 410.  The initial measurement of AROs at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the AROs liability is deemed to use Level 3 inputs.  AROs incurred and acquired during the year ended December 31, 2021 were approximately $11.5 million.

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

The Company accounts for acquisitions of oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company’s acquisitions of oil and natural gas properties during the year ended December 31, 2021 and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the years ended December 31, 2021 and 2020.

NOTE 12     DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company utilizes various commodity price derivative instruments to (i) reduce the effects of volatility in price changes on the crude oil and natural gas commodities it produces and sells, (ii) reduce commodity price risk and (iii) provide a base level of cash flow in order to assure it can execute at least a portion of its capital spending. In addition, from time to time the Company utilizes interest rate swaps to mitigate exposure to changes in interest rates on the Company’s variable-rate indebtedness.

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
Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our financial statements:

	Year ended December 31,
(In thousands)	2021	2020	2019
Cash Received (Paid) on Settled Derivatives	$(165,823)	$188,264	$44,377
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	(312,370)	39,878	(173,214)
Gain (Loss) on Commodity Derivatives, Net	$(478,193)	$228,141	$(128,837)

The following table summarizes open commodity derivative positions as of December 31, 2021, for commodity derivatives that were entered into through December 31, 2021, for the settlement period presented:

	2022	2023	2024	2025
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	9,864,780	2,651,625	549,000	—
Weighted-Average Price ($/Bbl)	$60.58	$64.40	$63.82	$—
Brent ICE - Swaps:
Volume (Bbl)	365,000	—	—	—
Weighted-Average Price ($/Bbl)	$55.00	$—	$—	$—
WTI NYMEX - Swaptions:
Volume (Bbl)	—	2,869,750	1,692,750	—
Weighted-Average Price ($/Bbl)	$—	$54.94	$62.25	$—
WTI NYMEX - Call Options:
Volume (Bbl)	$—	730,000	3,264,210	730,000
Weighted-Average Price ($/Bbl)	—	$63.48	$57.22	$49.95

Natural Gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	30,237,291	5,900,000	2,562,000	—
Weighted-Average Price ($/MMBtu)	$3.27	$3.67	$3.22	$—
Waha Swaps:
Volume (MMBtu)	1,375,000	900,000	—	—
Weighted-Average Price ($/MMBtu)	$3.18	$3.62	$—	$—
Waha Inside FERC to Henry Hub - Basis Swaps:
Volume (MMBtu)	365,000	—	—	—
Weighted-Average Differential ($/MMBtu)	$(0.26)	$—	$—	$—
Henry Hub NYMEX - Collars:
Volume (MMBtu)	6,360,000	900,000	—	—
Weighted-average floor price ($/MMBtu)	$3.64	$3.50	$—	$—
Weighted-average ceiling price ($/MMBtu)	$7.21	$7.50	$—	$—
Columbia/TCO-POOL - Basis Swaps:
Volume (MMBtu)	—	—	—	—
Weighted-Average Differential ($/MMBtu)	$—	$—	$—	$—
Dominion - App - Basis Swaps:
Volume (MMBtu)	355,729	—	—	—
Weighted-Average Differential ($/MMBtu)	$(0.64)	$—	$—	$—
NE - TETCO M2 - Basis Swaps:
Volume (MMBtu)	12,496,561	1,350,000	—	—
Weighted-Average Differential ($/MMBtu)	$(0.83)	$(0.83)	$—	$—
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

Interest Rate Derivative Instruments

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of December 31, 2021, the Company had interest rate swaps with a total notional amount of $200.0 million. The settlement of these derivative instruments is recognized as a component of interest expense in the statements of operations.

The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the statements of operations.

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at December 31, 2021 and 2020, respectively.  Certain amounts may be presented on a net basis on the financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

(In thousands)		December 31, Estimated Fair Value
Type of Commodity	Balance Sheet Location	2021	2020
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$4,272	$52,702
Commodity Basis Swap Contracts	Current Assets	1,916	37
Interest Rate Swap Contracts	Current Assets	89	—
Commodity Price Swaptions Contracts	Current Assets	3,020	—
Commodity Price Collar Contracts	Current Assets	1,963	—
Commodity Price Swap Contracts	Noncurrent Assets	3,619	3,479
Commodity Basis Swap Contracts	Noncurrent Assets	309	—
Commodity Price Collar Contracts	Noncurrent Assets	407	—
Interest Rate Swap Contracts	Noncurrent Assets	123	—
Total Derivative Assets		$15,719	$56,218

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(138,389)	$(3,434)
Commodity Basis Swap Contracts	Current Liabilities	(1,309)	(519)
Commodity Price Swaptions Contracts	Current Liabilities	(3,020)	—
Interest Rate Swap Contracts	Current Liabilities	(189)	(574)
Commodity Price Collar Contracts	Current Liabilities	(119)	—
Commodity Price Swap Contracts	Noncurrent Liabilities	(8,465)	(399)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(823)	—
Commodity Price Collar Contracts	Noncurrent Liabilities	(275)	—
Interest Rate Swap Contracts	Noncurrent Liabilities	—	(445)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(71,815)	—
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(68,980)	(17,184)
Total Derivative Liabilities		$(293,383)	$(22,554)

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

	Estimated Fair Value at December 31, 2021
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$11,261	$(8,742)	$2,519
Non-Current Assets	4,458	(2,595)	1,863
Total Derivative Assets	$15,719	$(11,337)	$4,382

Offsetting of Derivative Liabilities:
Current Liabilities	$(143,025)	$8,742	$(134,283)
Non-Current Liabilities	(150,357)	2,595	(147,762)
Total Derivative Liabilities	$(293,383)	$11,337	$(282,045)

	Estimated Fair Value at December 31, 2020
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$52,739	$(1,449)	$51,290
Non-Current Assets	3,479	(3,369)	111
Total Derivative Assets	$56,218	$(4,817)	$51,401

Offsetting of Derivative Liabilities:
Current Liabilities	$(4,527)	$1,449	$(3,078)
Non-Current Liabilities	(18,028)	3,369	(14,659)
Total Derivative Liabilities	$(22,554)	$4,817	$(17,737)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of December 31, 2021.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at December 31, 2021 and 2020.

NOTE 13     EARNINGS PER SHARE

The reconciliation of the numerators and denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2021, 2020 and 2019 are as follows:

	December 31,
(In thousands, except share and per share data)	2021	2020	2019
Net Income (Loss)	$6,361	$(906,041)	$(76,318)
Less: Cumulative Dividends on Preferred Stock	14,761	15,266	1,029
Net Loss Attributable to Common Stock	$(8,400)	$(921,307)	$(77,347)

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	62,989,543	42,744,639	38,708,460
Plus: Dilutive Effect of Stock Options, Restricted Stock and Preferred Shares	—	—	—
Weighted Average Common Shares Outstanding – Diluted	62,989,543	42,744,639	38,708,460

Net Loss per Common Share:
Basic	$(0.13)	$(21.55)	$(2.00)
Diluted	$(0.13)	$(21.55)	$(2.00)

For the years ended December 31, 2021, 2020, and 2019, the Company’s potentially dilutive securities, which include stock options, restricted stock and convertible preferred shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	December 31,
	2021	2020	2019
Restricted Stock Awards	150,011	98,595	67,304
Series A Preferred Stock (if converted)	9,758,871	9,899,376	7,079,907
Warrants	468,325	—	—
Total	10,377,207	9,997,971	7,147,211

NOTE 14     SUBSEQUENT EVENTS

Veritas Acquisition

On November 16, 2021, the Company entered into a purchase and sale agreement (the “PSA”) with Veritas TM Resources, LLC, Veritas Permian Resources, LLC, Veritas Lone Star Resources, LLC, and Veritas MOC Resources, LLC (collectively, “Veritas”) pursuant to which the Company agreed to acquire (the “Veritas Acquisition”) certain oil and gas properties, interests and related assets. The Company completed the closing of the Veritas Acquisition pursuant to the PSA on January 27, 2022, with an effective date of October 1, 2021. In accordance with the PSA, the Company paid closing consideration to Veritas in respect of the acquired assets consisting of $419.4 million in cash (which includes a $40.7 million cash deposit previously paid by the Company upon the execution of the PSA and held in escrow in accordance with the terms of the PSA) and warrants to purchase 1,939,998 shares of the Company’s common stock, par value $0.001 per share, at an exercise price equal to $28.30 per share. The warrants will be exercisable in whole or in part for the Company’s common stock by Veritas at any time beginning 90 days following the date of issuance and ending seven years from the date of issuance. The cash portion of the consideration is net of preliminary and customary purchase price adjustments and remains subject to final post-closing settlement between the Company and Veritas.

SUPPLEMENTAL OIL AND GAS INFORMATION
(UNAUDITED)

Oil and Natural Gas Exploration and Production Activities

Oil and natural gas sales reflect the market prices of net production sold or transferred with appropriate adjustments for royalties, net profits interest, and other contractual provisions.  Production expenses include lifting costs incurred to operate and maintain productive wells and related equipment including such costs as operating labor, repairs and maintenance, materials, supplies and fuel consumed.  Production taxes include production and severance taxes. Depletion of crude oil and natural gas properties relates to capitalized costs incurred in acquisition, exploration, and development activities.  Results of operations do not include interest expense and general corporate amounts.  The results of operations for the Company’s crude oil and natural gas production activities are provided in the Company’s related statements of income.

Costs Incurred and Capitalized Costs

The costs incurred in crude oil and natural gas acquisition, exploration and development activities are highlighted in the table below.

	December 31,
(In thousands)	2021	2020	2019
Costs Incurred for the Year:
Proved Property Acquisition and Other	$434,519	$50,345	$375,145
Unproved Property Acquisition	19,358	770	9,540
Development	202,325	162,797	369,233
Total	$656,202	$213,912	$753,918

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.  The following is a summary of capitalized costs excluded from depletion at December 31, 2021 by year incurred.

	December 31,
(In thousands)	2021	2020	2019	Prior Years
Property Acquisition	$15,991	$240	$4,664	$4,102
Development	—	—	—	—
Total	$15,991	$240	$4,664	$4,102

Oil and Natural Gas Reserves and Related Financial Data

Information with respect to the Company’s crude oil and natural gas producing activities is presented in the following tables.  Reserve quantities, as well as certain information regarding future production and discounted cash flows, were determined by Cawley, Gillespie & Associates, Inc., our third-party independent reserve engineers, based on information provided by the Company.

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

(In thousands)	Natural Gas (MCF)	Oil (BBLS)	BOE
Proved Developed and Undeveloped Reserves at December 31, 2018	135,066	112,973	135,484

Revisions of Previous Estimates	(5,146)	(15,497)	(16,355)
Extensions, Discoveries and Other Additions	22,019	19,992	23,662
Purchases of Minerals in Place	53,969	25,611	34,606
Production	(16,591)	(11,325)	(14,091)

Proved Developed and Undeveloped Reserves at December 31, 2019	189,318	131,754	163,307

Revisions of Previous Estimates	(21,512)	(33,289)	(36,874)
Extensions, Discoveries and Other Additions	8,308	6,921	8,306
Production	(16,473)	(9,361)	(12,107)

Proved Developed and Undeveloped Reserves at December 31, 2020	159,641	96,025	122,632

Revisions of Previous Estimates	89,115	19,914	34,766
Extensions, Discoveries and Other Additions	32,432	12,759	18,164
Purchases of Minerals in Place	700,610	14,985	131,753
Production	(44,074)	(12,288)	(19,634)

Proved Developed and Undeveloped Reserves at December 31, 2021	937,724	131,395	287,682

Proved Developed Reserves:
December 31, 2018	82,315	62,497	76,216
December 31, 2019	116,846	77,160	96,634
December 31, 2020	114,060	65,135	84,145
December 31, 2021	498,558	87,505	170,598
Proved Undeveloped Reserves:
December 31, 2018	52,752	50,476	59,268
December 31, 2019	72,473	54,594	66,673
December 31, 2020	45,581	30,890	38,487
December 31, 2021	439,165	43,890	117,084

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

Notable changes in proved reserves for the year ended December 31, 2021 included the following:

•Extensions and discoveries. In 2021, total extensions and discoveries of 18.2 MMBoe were primarily attributable to successful drilling in the Williston Basin as well as the addition of proved undeveloped locations. Included in these extensions and discoveries were 4.9 MMBoe as a result of successful drilling in the Williston Basin and 13.3 MMBoe as a result of additional proved undeveloped locations.

•Purchases of minerals in place. In 2021, total purchases of minerals in place of 131.8 MMBoe were primarily attributable to acquisitions of oil and natural gas properties (see Note 3).

•Revisions to previous estimates. In 2021, revisions to previous estimates increased proved developed and undeveloped reserves by a net amount of 34.8 MMBoe. Included in these revisions were 50.2 MMBoe of upward adjustments caused by higher crude oil and natural gas prices, a 1.1 MMBoe downward adjustment attributable to well performance when comparing the Company’s reserve estimates at December 31, 2021 to December 31, 2020 and 14.2 MMBoe of downward adjustments related to the removal of undeveloped drilling locations related to the 5-year rule and other adjustments.

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

•Revisions to previous estimates. In 2020, revisions to previous estimates decreased proved developed and undeveloped reserves by a net amount of 36.9 MMBoe. Included in these revisions were 33.8 MMBoe of downward adjustments caused by lower crude oil and natural gas prices, a 0.7 MMBoe downward adjustment attributable to well performance when comparing the Company’s reserve estimates at December 31, 2020 to December 31, 2019 and 2.3 MMBoe of downward adjustments related to the removal of undeveloped drilling locations related to the 5-year rule.

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

•Revisions to previous estimates. In 2019, revisions to previous estimates decreased proved developed and undeveloped reserves by a net amount of 16.4 MMBoe. Included in these revisions were 9.8 MMBoe of downward adjustments caused by lower crude oil and natural gas prices, a 2.0 MMBoe downward adjustment attributable to well performance when comparing the Company’s reserve estimates at December 31, 2019 to December 31, 2018 and 4.6 MMBoe of downward adjustments related to the removal of undeveloped drilling locations related to the 5-year rule.

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves, and the changes in standardized measure of discounted future net cash flows relating to proved crude oil and natural gas were prepared in accordance with the provisions of ASC 932 Extractive Activities - Oil and Gas. Future cash inflows were computed by applying average prices of crude oil and natural gas for the last 12 months to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.  Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved crude oil and natural gas reserves, less the tax basis of properties involved and tax credits and loss carry forwards relating to crude oil and natural gas producing activities.  Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s crude oil and natural gas reserves.

	December 31,
(In thousands)	2021	2020	2019
Future Cash Inflows	$11,339,861	$3,395,670	$7,059,586
Future Production Costs	(4,213,186)	(1,747,325)	(2,868,762)
Future Development Costs	(932,480)	(416,507)	(855,041)
Future Income Tax Expense	(947,303)	(3,273)	(320,528)
Future Net Cash Inflows	$5,246,892	$1,228,565	$3,015,255

10% Annual Discount for Estimated Timing of Cash Flows	(2,356,783)	(516,554)	(1,337,194)

Standardized Measure of Discounted Future Net Cash Flows	$2,890,109	$712,011	$1,678,061

The twelve-month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves.  The price of other liquids is included in natural gas.  The prices for the Company’s reserve estimates were as follows:

	Natural Gas MCF	Oil Bbl
December 31, 2021	$3.37	$62.25
December 31, 2020	$1.61	$32.69
December 31, 2019	$2.12	$50.53

The expected tax benefits to be realized from utilization of the net operating loss and tax credit carryforwards are used in the computation of future income tax cash flows.  As a result of available net operating loss carryforwards and the remaining tax basis of its assets at December 31, 2021, the Company’s future income taxes were significantly reduced.

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum follow:

	December 31,
(In thousands)	2021	2020	2019
Beginning of Period	$712,011	$1,678,061	$1,879,643
Sales of Oil and Natural Gas Produced, Net of Production Costs	(727,317)	(177,932)	(424,548)
Extensions and Discoveries	258,399	52,232	282,528
Previously Estimated Development Cost Incurred During the Period	85,526	78,633	100,987
Net Change of Prices and Production Costs	1,366,197	(815,278)	(680,119)
Change in Future Development Costs	(103,806)	(150,991)	(174,729)
Revisions of Quantity and Timing Estimates	607,774	(280,481)	(226,721)
Accretion of Discount	71,254	182,202	218,023
Change in Income Taxes	(450,455)	143,438	156,621
Purchases of Minerals in Place	940,910	—	338,289
Other	129,615	2,127	19,902
End of Period	$2,890,109	$712,011	$1,678,061