Form 10-Q
period 2022-03-31
NORTHERN OIL & GAS, INC.
filed 2022-05-06
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____________ to____________

Commission File No. 001-33999
NORTHERN OIL AND GAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3848122
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4350 Baker Road – Suite 400
Minnetonka, Minnesota 55343
(Address of Principal Executive Offices)
(952) 476-9800
(Registrant’s Telephone Number, Including Area Code)
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	NOG	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2022, there were 77,333,290 shares of our common stock, par value $0.001, outstanding.

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

(ii)    In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (“LKH”) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establish a lower contact with reasonable certainty.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

March 31, 2022

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS

(In thousands, except par value and share data)	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$3,335	$9,519
Accounts Receivable, Net	297,754	193,554
Advances to Operators	18,536	6,319
Prepaid Expenses and Other	2,111	3,417
Derivative Instruments	1,720	2,519
Total Current Assets	323,456	215,328

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	5,492,966	5,034,769
Unproved	55,606	24,998
Other Property and Equipment	2,732	2,616
Total Property and Equipment	5,551,304	5,062,383
Less – Accumulated Depreciation, Depletion and Impairment	(3,861,759)	(3,809,041)
Total Property and Equipment, Net	1,689,545	1,253,342

Derivative Instruments	483	1,863
Acquisition Deposit	—	40,650
Other Noncurrent Assets, Net	10,985	11,683

Total Assets	$2,024,469	$1,522,866

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable	$101,696	$65,464
Accrued Liabilities	137,593	105,590
Accrued Interest	5,519	20,498
Derivative Instruments	378,180	134,283
Other Current Liabilities	2,541	1,722
Total Current Liabilities	625,529	327,557

Long-term Debt, Net	1,119,500	803,437
Derivative Instruments	284,623	147,762
Asset Retirement Obligations	27,815	25,865
Other Noncurrent Liabilities	2,304	3,110

Total Liabilities	$2,059,771	$1,307,731

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)
Preferred Stock, Par Value $.001; 5,000,000 Shares Authorized; 1,856,061 Series A Shares Outstanding at 3/31/2022 2,218,732 Series A Shares Outstanding at 12/31/2021	2	2

Common Stock, Par Value $.001; 135,000,000 Shares Authorized; 77,266,137 Shares Outstanding at 3/31/2022 77,341,921 Shares Outstanding at 12/31/2021	479	479
Additional Paid-In Capital	1,944,773	1,988,649
Retained Deficit	(1,980,556)	(1,773,996)
Total Stockholders’ Equity (Deficit)	(35,302)	215,135
Total Liabilities and Stockholders’ Equity (Deficit)	$2,024,469	$1,522,866
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2022	2021
Revenues
Oil and Gas Sales	$456,458	$157,332
Gain (Loss) on Commodity Derivatives, Net	(489,388)	(135,935)
Total Revenues	(32,930)	21,397

Operating Expenses
Production Expenses	54,540	34,312
Production Taxes	34,616	13,453
General and Administrative Expense	13,813	6,782
Depletion, Depreciation, Amortization and Accretion	53,185	31,221
Total Operating Expenses	156,154	85,768

Income (Loss) From Operations	(189,084)	(64,371)

Other Income (Expense)
Interest Expense, Net of Capitalization	(17,977)	(13,510)
Gain on Unsettled Interest Rate Derivatives, Net	1,290	240
Loss on Extinguishment of Debt, Net	—	(12,594)
Contingent Consideration Gain (Loss)	—	(125)
Other Income (Expense)	—	3
Total Other Income (Expense)	(16,687)	(25,986)

Income (Loss) Before Income Taxes	(205,771)	(90,357)

Income Tax Provision (Benefit)	789	—

Net Loss	$(206,560)	$(90,357)

Cumulative Preferred Stock Dividend	(3,016)	(3,830)

Premium on Repurchase of Preferred Stock	(14,957)	—

Net Loss Attributable to Common Stockholders	$(224,533)	$(94,188)

Net Loss Per Common Share – Basic	$(2.92)	$(1.73)
Net Loss Per Common Share – Diluted	$(2.92)	$(1.73)
Weighted Average Common Shares Outstanding – Basic	76,922,543	54,538,099
Weighted Average Common Shares Outstanding – Diluted	76,922,543	54,538,099
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash Flows from Operating Activities
Net Income (Loss)	$(206,560)	$(90,357)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	53,185	31,221
Amortization of Debt Issuance Costs	1,078	1,014
Loss on Extinguishment of Debt	—	12,594
Amortization of Bond Premium on Long-term Debt	(531)	(122)
Deferred Income Taxes	789	—
Unrealized (Gain) Loss of Derivative Instruments	382,937	128,398
Loss on Contingent Consideration	—	125
Stock-Based Compensation Expense	1,447	769
Other	2,675	61
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(102,033)	(23,694)
Prepaid and Other Expenses	(698)	(1,037)
Accounts Payable	33,243	5,057
Accrued Interest	(14,488)	(2,588)
Accrued Liabilities and Expenses	2,991	1,447
Net Cash Provided by Operating Activities	154,034	62,766

Cash Flows from Investing Activities
Drilling and Development Capital Expenditures	(55,941)	(33,331)
Acquisition of Oil and Natural Gas Properties	(361,541)	(1,790)
Acquisition Deposit	—	(17,500)
Purchases of Other Property and Equipment	(117)	(51)
Net Cash Used for Investing Activities	(417,599)	(52,672)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	434,000	109,000
Repayments on Revolving Credit Facility	(118,000)	(378,000)
Repurchases of Second Lien Notes due 2023	—	(280,249)
Repayment of Unsecured VEN Bakken Note due 2022	—	(130,000)
Debt Issuance Costs Paid	(13)	(11,607)
Issuance of Common Stock	—	132,900
Issuance of Unsecured Notes due 2028	—	550,000
Repurchases of Preferred Stock	(50,225)	—
Restricted Stock Surrenders - Tax Obligations	(2,206)	(837)
Common Dividends Paid	(6,176)	—
Net Cash Provided (Used) for Financing Activities	257,380	(8,793)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,185)	1,301

Cash and Cash Equivalents - Beginning of Period	9,519	1,428

Cash and Cash Equivalents - End of Period	3,335	2,729
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2021	77,341,921	$479	2,218,732	$2	$1,988,649	$(1,773,996)	$215,135

Issuance of Common Stock	15,651	—	—	—	—	—	—
Restricted Stock Forfeitures	(1,815)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,499	—	1,499
Restricted Stock Surrenders - Tax Obligations	(89,620)	—	—	—	(2,206)	—	(2,206)
Acquisition of Oil and Natural Gas Properties	—	—	—	—	17,870	—	17,870
Repurchases of Preferred Stock	—	—	(362,671)	—	(50,225)	—	(50,225)
Common Stock Dividends Declared	—	—	—	—	(10,815)	—	(10,815)
Net Loss	—	—	—	—	—	(206,560)	(206,560)

March 31, 2022	77,266,137	$479	1,856,061	$2	$1,944,773	$(1,980,556)	$(35,302)

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2020	45,908,779	$448	2,218,732	$2	$1,556,602	$(1,780,357)	$(223,304)

Issuance of Common Stock	138,297	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	916	—	916
Restricted Stock Surrenders - Tax Obligations	(60,529)	—	—	—	(837)	—	(837)
Equity Offerings, Net of Issuance Costs	14,375,000	14	—	—	132,885	—	132,900
Net Loss	—	—	—	—	—	(90,357)	(90,357)

March 31, 2021	60,361,547	$462	2,218,732	$2	$1,689,567	$(1,870,714)	$(180,682)

______________
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

NOTE 2     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial information included herein is unaudited. The balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements for the year ended December 31, 2021. However, such information includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021, which were included in the Company’s 2021 Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Adopted and Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021 to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12,

2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01 and the impact the new standard will have on its financial statements and related disclosure.

Revenue Recognition

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. The Company recognizes revenue from its interests in the sales of crude oil and natural gas in the period that its performance obligations are satisfied. Performance obligations are satisfied when the customer obtains control of the product, when the Company has no further obligations to perform related to the sale, when the transaction price has been determined and when collectability is probable. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in trade receivables, net in the balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained.

The Company does not disclose the value of unsatisfied performance obligations under its contracts with customers as it applies the practical exemption in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The exemption, as described in ASC 606-10-50-14(a), applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three months ended March 31, 2022 and 2021, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two primary sources: oil sales, and natural gas and NGL sales. Substantially all of the Company’s oil and natural gas sales come from three geographic areas in the United States: the Williston Basin (North Dakota and Montana), the Appalachian Basin (Pennsylvania), and the Permian Basin (New Mexico and Texas). The following tables present the disaggregation of the Company’s oil revenues and natural gas and NGL revenues by basin for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$268,010	$80,816	$—	$348,826	$133,840	$1,807	$—	$135,647
Natural Gas and NGL Revenues	62,620	18,214	26,797	107,632	21,569	116	—	21,685
Total	$330,631	$99,030	$26,797	$456,458	$155,410	$1,922	$—	$157,332

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the development, exploitation, production and exploration activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three months ended March 31, 2022, the Company’s top four operators made up 43% of total oil and natural gas sales, compared to 55% for the three months ended March 31, 2021.

The Company faces concentration risk due to the fact that a substantial majority of its oil and natural gas revenue is sourced from North Dakota. Recent acquisitions have diversified the Company’s portfolio to include New Mexico, Pennsylvania and Texas. But the Company remains disproportionately exposed to risks affecting a limited number of geographic areas of operations.

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

Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) are computed by dividing net income (loss) attributable to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock options or warrants and vesting of restricted stock awards, and shares issuable upon conversion of the Series A Preferred Stock (see Note 5). The number of potential common shares outstanding are calculated using the treasury stock or if-converted method. For the three months ended March 31, 2022 the Company repurchased certain preferred stock at a premium over the carrying value, which increased the net loss attributable to common shareholders.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2022	2021
Net Loss	$(206,560)	$(90,357)
Less: Cumulative Dividends on Preferred Stock	(3,016)	(3,830)
Less: Premium on Repurchase of Preferred Stock	(14,957)	—
Net Loss Attributable to Common Stockholders	(224,533)	$(94,188)

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	76,922,543	54,538,099
Plus: Dilutive Effect of Stock Options, Restricted Stock and Preferred Shares	—	—
Weighted Average Common Shares Outstanding – Diluted	76,922,543	54,538,099

Net Income (Loss) per Common Share:
Basic	$(2.92)	$(1.73)
Diluted	$(2.92)	$(1.73)

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock	239,033	120,039

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Three Months Ended March 31,
(In thousands)	2022	2021
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$29,147	$12,525
Cash Paid During the Period for Income Taxes	65	—

Non-cash Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	139,799	91,072
Capitalized Asset Retirement Obligations	1,586	205
Compensation Capitalized on Oil and Gas Properties	53	147
Acquisition of Property Financed in Part by Issuance of Warrants	17,870	—

Non-cash Financing Activities:
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	17,870	—
Common Stock Dividends Declared	10,815	—

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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The Company did not have any impairment of its proved oil and gas properties for the three months ended March 31, 2022 and 2021, respectively.

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

2022 Acquisitions

In addition to the closing of the Veritas Acquisition (defined below), the Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $11.6 million during the three months ended March 31, 2022.

Veritas Acquisition

On January 27, 2022, the Company completed the acquisition of certain non-operated oil and gas properties, interests and related assets in the Permian Basin from Veritas TM Resources, LLC, Veritas Permian Resources, LLC, Veritas Lone Star Resources, LLC, and Veritas MOC Resources, LLC, effective as of October 1, 2021 (the “Veritas Acquisition”).

The total estimated consideration included $390.9 million in cash (which includes a $40.7 million cash deposit previously paid by the Company upon the execution of the purchase agreement and customary purchase price adjustments) and warrants to purchase 1,939,998 shares of the Company’s common stock, par value $0.001 per share, at an exercise price equal to $28.30 per share. The warrants had a total estimated fair value of $17.9 million. The Veritas Acquisition was accounted for using the acquisition method under ASC Topic 805, Business Combinations, which requires all assets acquired and liabilities assumed to be recorded at fair value at the acquisition date.

The results of operations from the acquisition from the January 27, 2022 closing date through March 31, 2022, represented approximately $45.4 million of revenue and $31.7 million of income from operations. The Company incurred $6.8 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the condensed statement of operations. The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$382,536
Unproved oil and natural gas properties	26,262
Asset retirement cost	1,219
Total assets acquired	410,017
Asset retirement obligations	(1,219)
Net assets acquired	$408,798

Fair value of consideration paid for net assets:
Cash consideration	$390,928
Issuance of Common Stock Warrants (1.9 million shares at $28.30 per share)	17,870
Total fair value of consideration transferred	$408,798

2021 Acquisitions

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

The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$101,858
Total assets acquired	101,858
Asset retirement obligations	(179)
Net assets acquired	$101,679

Fair value of consideration paid for net assets:
Cash consideration	$101,679
Total fair value of consideration transferred	$101,679

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

The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$139,644
Unproved oil and natural gas properties	10,912
Total assets acquired	150,556
Asset retirement obligations	(6,549)
Minimum volume commitment liability	(3,443)
Net assets acquired	$140,564

Fair value of consideration paid for net assets:
Cash consideration	$110,052
Issuance of Common Stock Warrants (3.2 million shares at $14.00 per share)	30,512
Total fair value of consideration transferred	$140,564

Pro Forma Information

The following summarized unaudited pro forma condensed statement of operations information for the three months ended March 31, 2022 and 2021 assumes that each of the Veritas Acquisition, CM Resources Acquisition and Reliance Acquisition occurred as of January 1, 2021. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisitions as of January 1, 2021, or that would be attained in the future.

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Total Revenues	$(13,101)	$53,086
Net Income (Loss)	(193,227)	(105,212)

Comstock Acquisition

On November 16, 2021, the Company completed the acquisition of certain oil and gas properties, interests and related assets from Comstock Oil & Gas, LLC (“Comstock”), effective as of October 1, 2021 (the “Comstock Acquisition”), for total estimated consideration of $150.5 million in cash. The acquisition was accounted for as an asset acquisition under ASC Topic 805, Business Combinations, and the acquired assets consisted of approximately 65.9 net producing wells located primarily in Williams, McKenzie, Mountrail and Dunn Counties, North Dakota. Of the purchase price, 100% was allocated to proved properties and the Company recognized approximately $1.7 million of asset retirement obligations. The Comstock Acquisition was completed pursuant to the purchase and sale agreement between the Company and Comstock, dated October 6, 2021.

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. For the three months ended March 31, 2022 and 2021, unproved properties of $1.3 million and $0.2 million, respectively, were impaired.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

(In thousands)	March 31, 2022	December 31, 2021
Revolving Credit Facility	$371,000	$55,000
Unsecured Notes due 2028	750,000	750,000
Total principal	1,121,000	805,000
Unamortized debt premiums	12,686	13,217
Unamortized debt issuance costs(1)	(14,186)	(14,780)
Total debt	$1,119,500	$803,437
________________
(1)Debt issuance costs related to the Company’s revolving credit facility of $5.2 million and $5.7 million as of March 31, 2022 and December 31, 2021, respectively, are recorded in “Other Noncurrent Assets, Net” on the balance sheets.

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

The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. As of March 31, 2022, the borrowing base was $850.0 million and the aggregate elected commitment amount was $750.0 million. In order to borrow in excess of the elected commitment amount, the Company would need to find new or existing lenders willing to provide the additional commitments. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The first scheduled redetermination each year is based on a January 1st engineering report audited by a third party (reasonably acceptable by the Agent). The aggregate elected commitment amount may be increased semi-annually upon each scheduled borrowing base redetermination, and up to two times between each scheduled redetermination.

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

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, maintain excess cash liquidity, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a pro forma rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), divided by consolidated current liabilities excluding current non-cash obligations under ASC 815 and current maturities under the Revolving Credit Facility) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of March 31, 2022.

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

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue up to 135,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2022, the Company had 77,266,137 shares of common stock issued and outstanding.

In January 2022, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.14 per share. The dividend was paid on April 29, 2022 to stockholders of record as of the close of business on March 30, 2022.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2022, the Company had 1,856,061 shares of preferred stock issued and outstanding, all of which were shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).

The terms of the Series A Preferred Stock are set forth in the Certificate of Designations for the Series A Preferred Stock (the “Certificate of Designations”), as originally filed with the Delaware Secretary of State on November 22, 2019, and as amended thereafter. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding-up. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, cumulative dividends in cash, at a rate of 6.500% per annum on the sum of (i) the $100 liquidation preference per share of Series A Preferred Stock (the “Liquidation Preference”) and (ii) all accumulated and unpaid dividends (if any), payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2020. As of March 31, 2022, the Company was current in the payment of dividends with $4.6 million of undeclared accumulated dividends remaining on the Series A Preferred Stock.

The Series A Preferred Stock is convertible at the holders’ option (an “Optional Conversion”) into common stock at a conversion rate set forth in the Certificate of Designations, subject to customary adjustments as provided for therein. As of March 31, 2022, the conversion rate was 4.4214 shares of common stock for each share of Series A Preferred Stock (which is equivalent to a conversion price of $22.6173. Holders may be entitled to additional shares of common stock or cash in connection with a conversion that occurs in connection with a Fundamental Change (as defined in the Certificate of Designations). The Series A Preferred Stock is convertible at the Company’s option (a “Mandatory Conversion”) if the closing sale price of the Company’s common stock equals or exceeds 145% of the conversion price for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days. A Mandatory Conversion would also entitle the holder to a cash payment equal to eight semi-annual dividend payments, less an amount equal to all cash dividend payments made in respect of such holder’s shares of Series A Preferred Stock prior to such Mandatory Conversion. The occurrence of any Optional Conversion or Mandatory Conversion is subject to various terms and limitations set forth in the Certificate of Designations. The Certificate of Designations also sets forth additional information relating to the payment of dividends, voting, conversion rights, consent rights, liquidation rights, the ranking of the Series A Preferred Stock in comparison with the Company’s other securities, and other matters.

2022 Activity

Common Stock

During the three months ended March 31, 2022, 89,620 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $2.2 million, which is based on the market prices on the dates the shares were surrendered.

Preferred Stock

During the three months ended March 31, 2022, the Company repurchased 362,671 shares of Series A Preferred Stock in a number of independent transactions for an aggregate of $50.2 million in cash.

Stock Repurchase Program

In May 2011, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the three months ended March 31, 2022 and March 31, 2021, respectively, the Company did not repurchase shares of its common stock under the stock repurchase program. The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are now included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION AND WARRANTS

The Company maintains its 2018 Equity Incentive Plan (the “2018 Plan”), which replaced the Company’s prior 2013 Incentive Plan (the “2013 Plan”), for making equity-based awards to employees, directors and other eligible persons. No future awards will be made under the 2013 Plan. The 2013 Plan continues to govern awards that were made thereunder, which remain in effect pursuant to their terms. As of March 31, 2022, there were 568,918 shares available for future awards under the 2018 Plan.

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

The following table reflects the outstanding RSAs and activity related thereto for the three months ended March 31, 2022:

	Service-based Awards		Service, Performance, and Market-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2021	420,122	$13.68	18,600	$9.80
Shares granted	15,651	28.19	—	—
Shares forfeited	(1,815)	11.64	—	—
Shares vested	(184,403)	14.38	(18,600)	9.80
Outstanding at March 31, 2022	249,555	$14.08	—	$—

At March 31, 2022, there was $3.4 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 0.89 years. For the three months ended March 31, 2022 and 2021, the total fair value of the Company’s restricted stock awards vested was $4.6 million and $1.8 million, respectively.

Warrants

In April 2021, the Company issued common stock warrants as a part of the Reliance Acquisition as purchase consideration. The common stock warrants issued grant holders the right to purchase 3,250,000 shares of the Company’s common stock at an exercise price equal to $14.00 per share (subject to certain anti-dilution adjustments), have a total fair value of $30.5 million, and are generally exercisable from June 30, 2021 until April 1, 2028. The fair value of the common stock warrants consideration was determined by utilizing an Option Pricing Model, which used the market value of the Company’s common stock based on the issue date, an exercise price of $14.00, an implied volatility of 80% and a risk-free rate of 1.34%.

In January 2022, the Company issued common stock warrants as a part of the Veritas Acquisition as purchase consideration. The common stock warrants issued grant holders the right to purchase 1,939,998 shares of the Company’s common stock at an exercise price equal to $28.30 per share (subject to certain anti-dilution adjustments), have a total fair value of $17.9 million, and are generally exercisable from April 27, 2022 until January 27, 2029. The fair value of the common stock warrants consideration was determined by utilizing an Option Pricing Model, which used the market value of the Company’s common stock based on the issue date, an exercise price of $28.30, an implied volatility of 60%, a risk-free rate of 2.14% and an implied dividend yield of 3.00%.

The following table reflects the outstanding warrants and activity related thereto for the three months ended March 31, 2022:

	Reliance		Veritas
	Warrants	Weighted-average Exercise Price	Warrants	Weighted-average Exercise Price
Outstanding at December 31, 2021	3,276,582	$13.89	—	$—
Issued	—	—	1,939,998	28.30
Anti-Dilution Adjustments for Common Stock Dividends	17,510	13.81	10,367	28.15
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2022	3,294,092	$13.81	1,950,365	$28.15

NOTE 7     RELATED PARTY TRANSACTIONS

Preferred Stock Repurchase

During February 2022, we entered into and closed three separate stock repurchase agreements pursuant to which we repurchased an aggregate of 71,894 shares of the Company’s 6.500% Series A Perpetual Cumulative Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), on identical financial terms from each party for an aggregate purchase price of approximately $9.5 million in cash. Of the total amount, 21,894 shares were repurchased from affiliates of TRT Holdings, Inc. (the “TRT Parties”) for $2.9 million in cash. Two of our directors, Mr. Frantz and Mr. Popejoy, are employed by TRT Holdings, Inc., which together with its affiliates beneficially owned more than 10% of our outstanding common stock at the time of the transactions described in this paragraph.

The Company’s Audit Committee is responsible for approving all transactions involving related parties.

NOTE 8     COMMITMENTS & CONTINGENCIES

Litigation

The Company is engaged in various proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to court rulings, negotiations between affected parties and governmental intervention.  Based upon the information available to the Company and discussions with legal counsel, it is the Company’s opinion that the outcome of the various legal actions and claims that are incidental to its business will not have a material impact on the Company’s financial position, results of operations or cash flows.  Such matters, however, are subject to many uncertainties, and the outcome of any matter is not predictable with assurance.

NOTE 9     INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2022 and 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to the recognition of a full valuation allowance during both the three months ended March 31, 2022 and 2021, respectively.

In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized. In making such determination, the Company considers all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies. If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance. The Company assesses the appropriateness of its valuation allowance on a quarterly basis. At March 31, 2022 and December 31, 2021, the Company maintains a full valuation allowance on its net DTAs.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	Fair Value Measurements at March 31, 2022 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$406	$—
Commodity Derivatives – Noncurrent Assets	—	483	—
Commodity Derivatives – Current Liabilities	—	(378,180)	—
Commodity Derivatives – Noncurrent Liabilities	—	(284,623)	—
Interest Rate Derivatives – Current Assets	—	1,314	—
Total	$—	$(660,601)	$—

	Fair Value Measurements at December 31, 2021 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$2,519	$—
Commodity Derivatives – Noncurrent Assets	—	1,740	—
Commodity Derivatives – Current Liabilities	—	(134,183)	—
Commodity Derivatives – Noncurrent Liabilities	—	(147,762)	—
Interest Rate Derivatives - Noncurrent Assets	—	123
Interest Rate Derivatives – Current Liabilities	—	(100)	—
Total	$—	$(277,664)	$—

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

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s 2028 Notes was $781.9 million at March 31, 2022. The fair value of the Company’s 2028 Notes are based on market quotes, that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the LIBOR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of ASC Topic 410, Asset Retirement and Environmental Obligations.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the three months ended March 31, 2022 were approximately $0.3 million.

The Company issued common stock warrants as a part of the Veritas Acquisition as purchase consideration. The common stock warrants issued grant holders the right to purchase 1,939,998 shares of the Company’s common stock at an exercise price equal to $28.30 per share (subject to certain adjustments), which are generally exercisable from April 27, 2022 until January 27, 2029. The fair value of the common stock warrants consideration was determined by utilizing an Option Pricing Model. These non-recurring fair value measurements are primarily determined using inputs that are observable or can be corroborated by observable market data (Level 2 inputs).

The Company issued common stock warrants as a part of the Reliance Acquisition as purchase consideration. The common stock warrants issued grant holders the right to purchase 3,250,000 shares of the Company’s common stock at an exercise price equal to $14.00 per share (subject to certain adjustments), which are generally exercisable from June 30, 2021 until April 1, 2028. The fair value of the common stock warrants consideration was determined by utilizing an Option Pricing Model. These non-recurring fair value measurements are primarily determined using inputs that are observable or can be corroborated by observable market data (Level 2 inputs).

The Company accounts for acquisitions of oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company’s acquisitions of oil and natural gas properties during the three months ended March 31, 2022 and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the three months ended March 31, 2022.

NOTE 11     DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed financial statements:

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash Received (Paid) on Settled Derivatives	$(105,161)	$(7,297)
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	(384,227)	(128,638)
Gain (Loss) on Commodity Derivatives, Net	$(489,388)	$(135,935)

The following table summarizes open commodity derivative positions as of March 31, 2022, for commodity derivatives that were entered into through March 31, 2022, for the settlement period presented:

	2022	2023	2024	2025
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	7,389,900	3,621,750	569,525	—
Weighted-Average Price ($/Bbl)	$60.86	$67.34	$64.26	$—
Brent ICE - Swaps:
Volume (Bbl)	275,000	—	—	—
Weighted-Average Price ($/Bbl)	$55.00	$—	$—	$—
WTI NYMEX - Swaptions(1):
Volume (Bbl)	—	2,128,925	1,692,750	—
Weighted-Average Price ($/Bbl)	$—	$56.90	$62.25	$—
WTI NYMEX - Call Options(1):
Volume (Bbl)	—	730,000	4,362,210	2,647,345
Weighted-Average Price ($/Bbl)	$—	$63.48	$62.71	$71.54

Natural Gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	20,980,000	8,650,000	2,562,000	—
Weighted-Average Price ($/MMBtu)	$3.26	$3.62	$3.22	$—
Waha Swaps:
Volume (MMBtu)	5,965,000	2,250,000	—	—
Weighted-Average Price ($/MMBtu)	$3.17	$3.69	$—	$—
Waha Inside FERC to Henry Hub - Basis Swaps:
Volume (MMBtu)	275,000	—	—	—
Weighted-Average Differential ($/MMBtu)	$(0.26)	$—	$—	$—
Henry Hub NYMEX - Collars:
Volume (MMBtu)	3,660,000	4,550,000	—	—
Weighted-average floor price ($/MMBtu)	$3.56	$3.50	$—	$—
Weighted-average ceiling price ($/MMBtu)	$7.21	$5.09	$—	$—
NE - TETCO M2 - Basis Swaps:
Volume (MMBtu)	8,865,000	9,550,000	—	—
Weighted-Average Differential ($/MMBtu)	$(0.88)	$(0.94)	$—	$—

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

Interest Rate Derivative Instruments

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of March 31, 2022, the Company had interest rate swaps with a total notional amount of $100.0 million. The settlement of these derivative instruments is recognized as a component of interest expense in the condensed statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the condensed statements of operations.

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at March 31, 2022 and December 31, 2021, respectively.  Certain amounts may be presented on a net basis on the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

(In thousands)
Type of Commodity	Balance Sheet Location	March 31, 2022 Estimated Fair Value	December 31, 2021 Estimated Fair Value
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$204	$4,272
Commodity Basis Swap Contracts	Current Assets	1,608	1,916
Commodity Price Swaptions Contracts	Current Assets	60	3,020
Commodity Price Collar Contracts	Current Assets	435	1,963
Interest Rate Swap Contracts	Current Assets	1,317	89
Commodity Price Swap Contracts	Noncurrent Assets	321	3,619
Commodity Basis Swap Contracts	Noncurrent Assets	1,052	309
Commodity Price Swaptions Contracts	Noncurrent Assets	183	—
Commodity Price Collar Contracts	Noncurrent Assets	955	407
Interest Rate Swap Contracts	Noncurrent Assets	—	123
Total Derivative Assets		$6,136	$15,719

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(320,535)	$(138,389)
Commodity Basis Swap Contracts	Current Liabilities	(26,796)	(1,309)
Commodity Price Swaptions Contracts	Current Liabilities	(24,140)	(3,020)
Interest Rate Swap Contracts	Current Liabilities	(3)	(189)
Commodity Price Collar Contracts	Current Liabilities	(3,449)	(119)
Commodity Price Call Option Contracts	Current Liabilities	(5,161)	—
Commodity Price Swap Contracts	Noncurrent Liabilities	(45,791)	(8,465)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(112)	(823)
Commodity Price Collar Contracts	Noncurrent Liabilities	(1,249)	(275)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(157,726)	(71,815)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(81,773)	(68,980)
Total Derivative Liabilities		$(666,737)	$(293,383)

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

	Estimated Fair Value at March 31, 2022
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$3,625	$(1,905)	$1,720
Non-Current Assets	2,511	(2,028)	483
Total Derivative Assets	$6,136	$(3,933)	$2,203

Offsetting of Derivative Liabilities:
Current Liabilities	$(380,085)	$1,905	$(378,180)
Non-Current Liabilities	(286,651)	2,028	(284,623)
Total Derivative Liabilities	$(666,737)	$3,933	$(662,803)

	Estimated Fair Value at December 31, 2021
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$11,261	$(8,742)	$2,519
Non-Current Assets	4,458	$(2,595)	1,863
Total Derivative Assets	$15,719	$(11,337)	$4,382

Offsetting of Derivative Liabilities:
Current Liabilities	$(143,025)	$8,742	$(134,283)
Non-Current Liabilities	(150,357)	2,595	(147,762)
Total Derivative Liabilities	$(293,383)	$11,337	$(282,045)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of March 31, 2022.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at March 31, 2022 and December 31, 2021.

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

From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, indebtedness covenant compliance, capital expenditures, production, cash flow, borrowing base under our revolving credit facility, our intention or ability to pay or increase dividends on our capital stock, and impairment are forward-looking statements.  When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “continue,” “anticipate,” “target,” “could,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes.  Items contemplating or making assumptions about actual or potential future production sales, market size, collaborations, cash flows, and trends or operating results also constitute such forward-looking statements.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:  changes in crude oil and natural gas prices, the pace of drilling and completions activity on our current properties and properties pending acquisition, the effects of the COVID-19 pandemic and related economic slowdown, infrastructure constraints and related factors affecting our properties, cost inflation or supply chain disruptions, ongoing legal disputes over and potential shutdown of the Dakota Access Pipeline, our ability to acquire additional development opportunities, potential or pending acquisition transactions, the projected capital efficiency savings and other operating efficiencies and synergies resulting from our acquisition transactions, integration and benefits of property acquisitions, or the effects of such acquisitions on our company’s cash position and levels of indebtedness, changes in our reserves estimates or the value thereof, disruption to our company’s business due to acquisitions and other significant transactions, general economic or industry conditions, nationally and/or in the communities in which our company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to consummate any pending acquisition transactions, other risks and uncertainties related to the closing of pending acquisition transactions, our ability to raise or access capital, cyber-related risks, changes in accounting principles, policies or guidelines, financial or political instability, health-related epidemics, acts of war or terrorism, and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products and prices.

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results described in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by subsequent reports we file with the SEC (including this report), which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in the premier basins within the United States.  Using this strategy, we had participated in 7,847 gross (726.7 net) producing wells as of March 31, 2022. As of March 31, 2022, we had leased approximately 252,345 net acres, of which approximately 87% were developed and all were located in the United States.

Our average daily production in the first quarter of 2022 was approximately 71,255 Boe per day, of which approximately 60% was oil. This was an 11% increase in production compared to the fourth quarter of 2021, primarily due to production attributable to recent acquisitions and new wells added to production. During the three months ended March 31, 2022, we added 10.6 net wells to production, compared to 6.7 net wells added to production in the first quarter of 2021.

Impacts of COVID-19 Pandemic and Economic Environment

The novel coronavirus disease (“COVID-19”) and efforts to mitigate the spread of the disease have created unprecedented challenges for our industry, including a drastic decline in demand for crude oil. This, combined with OPEC actions in early 2020, led to spot and future prices of crude oil falling to historic lows during the second quarter of 2020 and remaining depressed through much of 2020. Operators in the Williston Basin responded by significantly decreasing drilling and completion activity, and by shutting in or curtailing production from a significant number of producing wells. Conditions have significantly improved with the recovery and rally of commodity prices from late 2020 through the first quarter of 2022, but operators’ decisions on these matters are evolving rapidly, and it remains difficult to predict the future effects on our company and its business. However, we expect that our cash flow from operations and borrowing availability under our Revolving Credit Facility will allow us to meet our liquidity needs for at least the next twelve months.

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

•Interest expense.  We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings.  As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.  We capitalize a portion of the interest paid on applicable borrowings into our unproved cost pool.  We include interest expense that is not capitalized into the full cost pool, the amortization of deferred financing costs and bond premiums (including origination and amendment fees), commitment fees and annual agency fees as interest expense.

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

•changes in the fair value of the derivative instruments we use to reduce our exposure to fluctuations in commodity prices;

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

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price. Thus, our operating results are also affected by changes in the oil price differentials between the applicable benchmark and the sales prices we receive for our production. Our oil price differential to the NYMEX benchmark price during the first quarter of 2022 was $3.98 per barrel, as compared to $6.56 per barrel in the first quarter of 2021. Our net realized gas price in the first quarter of 2022 was $6.94 per Mcf, representing 150% realization relative to average Henry Hub pricing, compared to a net realized gas price of $4.37 per Mcf in the first quarter of 2021, which represented 130% realization relative to average Henry Hub pricing. Fluctuations in our price differentials and realizations are due to several factors such as gathering and transportation costs, transportation method, takeaway capacity relative to production levels, regional storage capacity, and seasonal refinery maintenance temporarily depressing demand.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher oil prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower oil prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant. During the first three months of 2022, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $7.0 million, compared to $6.9 million for the wells we elected to participate in during 2021.

Market Conditions

The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand.  Because our oil and gas revenues are heavily weighted toward oil, we are more significantly impacted by changes in oil prices than by changes in the price of natural gas.  World-wide supply in terms of output, especially production from properties within the United States, the production quota set by OPEC, and the strength of the U.S. dollar can significantly impact oil prices.  Historically, commodity prices have been volatile and we expect the volatility to continue in the future.  Factors impacting the future oil supply balance are world-wide demand for oil, as well as the growth in domestic oil production.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$4.63	$3.37
Oil (per Bbl)	$95.17	$58.13
_________
(1)Based on average NYMEX closing prices.

For the three months ended March 31, 2022, the average NYMEX pricing was $95.17 per barrel of oil, or 64% higher than the average NYMEX price per barrel for the comparable period in 2021.  Our realized oil price after reflecting settled commodity derivatives was 32% higher in the first quarter of 2022 than in the first quarter of 2021 due to higher average NYMEX price per barrel and a lower oil price differential, partially offset by a larger loss on settled oil derivatives in the first quarter of 2022 compared to the first quarter of 2021.

For the three months ended March 31, 2022, the average NYMEX pricing for natural gas was $4.63 per Mcf, or 37% higher than in the comparable period in 2021.  Our realized natural gas price after reflecting settled commodity derivatives was 46% higher in the first quarter of 2022 than in the first quarter of 2021 due to the higher average NYMEX natural gas price. In addition, we saw a higher uplift from increased pricing on NGLs. However, these factors were partially offset by a larger loss on settled natural gas derivatives in the first quarter of 2022 compared to the first quarter of 2021.

As of March 31, 2022, we had a total volume on open crude oil price swaps of 11.9 million barrels at a weighted average price of approximately $76.41 per barrel. As of March 31, 2022, we had a total volume on open natural gas price swaps of 27.0 million MMbtu at a weighted average price of approximately $4.10 per MMbtu. See Note 11 to the condensed financial statements.

Results of Operations for the Three Months Ended March 31, 2022 and March 31, 2021

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended March 31,
	2022	2021	% Change
Net Production:
Oil (Bbl)	3,824,022	2,630,178	45%
Natural Gas and NGLs (Mcf)	15,533,638	4,964,263	213%
Total (Boe)	6,412,962	3,457,555	85%

Net Sales (in thousands):
Oil Sales	$348,730	$135,647	157%
Natural Gas and NGL Sales	107,728	21,684
Gain (Loss) on Settled Commodity Derivatives	(105,161)	(7,297)
Gain (Loss) on Unsettled Commodity Derivatives	(384,227)	(128,638)
Other Revenue	—	1
Total Revenues	(32,930)	21,397

Average Sales Prices:
Oil (per Bbl)	$91.19	$51.57	77%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(26.10)	(2.32)
Oil Net of Settled Oil Derivatives (per Bbl)	65.09	49.25	32%

Natural Gas and NGLs (per Mcf)	6.94	4.37	59%
Effect of Gain (Loss) on Settled Natural Gas Derivatives on Average Price (per Mcf)	(0.93)	(0.24)
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	6.01	4.13	46%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	71.18	45.50	56%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	(16.40)	(2.11)
Realized Price on a Boe Basis Including Settled Commodity Derivatives	54.78	43.39	26%

Operating Expenses (in thousands):
Production Expenses	$54,540	$34,312	59%
Production Taxes	34,616	13,453	157%
General and Administrative Expenses	13,813	6,782	104%
Depletion, Depreciation, Amortization and Accretion	53,185	31,221	70%

Costs and Expenses (per Boe):
Production Expenses	$8.50	$9.92	(14)%
Production Taxes	5.40	3.89	39%
General and Administrative Expenses	2.15	1.96	10%
Depletion, Depreciation, Amortization and Accretion	8.29	9.03	(8)%

Net Producing Wells at Period End	726.7	482.3	51%

Oil and Natural Gas Sales

In the first quarter of 2022, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $456.5 million compared to $157.3 million in the first quarter of 2021, driven by an 85% increase in production and 56%

increase in realized prices, excluding the effect of settled commodity derivatives. The higher average realized price in the first quarter of 2022 compared to the same period in 2021 was driven by higher average NYMEX oil prices and a lower oil price differential. Oil price differential during the first quarter of 2022 was $3.98 per barrel, as compared to $6.56 per barrel in the first quarter of 2021. The higher average realized price in the first quarter of 2022 as compared to the same period in 2021 was also driven by a $2.57 per Mcf increase in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, in the first quarter of 2022 compared to the same period of 2021. See “Market Conditions” above.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Our acquisition program is a significant driver of our net well additions in certain years and drove our 85% increase in production levels in the first quarter of 2022 compared to the same period in 2021.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a loss of $489.4 million in the first quarter of 2022, compared to a loss of $135.9 million in the first quarter of 2021. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first quarter of 2022, we realized a loss on settled commodity derivatives of $105.2 million, compared to a $7.3 million loss in the first quarter of 2021. The decrease in settled derivatives was primarily due to a significant increase in the average NYMEX oil price in the first quarter of 2022 compared to the same period of 2021. During the first quarter of 2022, our derivative settlements included 2.7 million barrels of oil at an average settlement price of $60.78 per barrel. During the first quarter of 2021, our settled commodity derivatives included 2.2 million barrels of oil at an average settlement price of $55.66 per barrel. The average NYMEX oil price for the first quarter of 2022 was $95.17 compared to $58.13 for the first quarter of 2021. Our average realized price (including all commodity derivative cash settlements) in the first quarter of 2022 was $54.78 per Boe compared to $43.39 per Boe in the first quarter of 2021. The gain (loss) on settled commodity derivatives decreased our average realized price per Boe by $16.40 in the first quarter of 2022 and decreased our average realized price per Boe by $2.11 in the first quarter of 2021.

Unsettled commodity derivative gains and losses was a loss of $384.2 million in the first quarter of 2022, compared to a loss of $128.6 million in the first quarter of 2021. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At March 31, 2022, all of our derivative contracts are recorded at their fair value, which was a net liability of $660.6 million, a change of $382.9 million from the $277.7 million net liability recorded as of December 31, 2021. The decrease at March 31, 2022 as compared to December 31, 2021 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2021. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $54.5 million in the first quarter of 2022, compared to $34.3 million in the first quarter of 2021. On a per unit basis, production expenses decreased from $9.92 per Boe in the first quarter of 2021 to $8.50 per Boe in the first quarter of 2022, due in large part to an 85% increase in our production volumes, which increased the production base over which fixed costs are spread. On an absolute dollar basis, the increase in our production expenses in the first quarter of 2022, as compared to the first quarter of 2021, was primarily due to an 85% increase in production volumes and a 51% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $34.6 million in the first quarter of 2022 compared to $13.5 million in the first quarter of 2021. The increase is due to higher production and higher realized prices, which significantly increased our oil and natural gas sales in the first quarter of 2022 as compared to the first quarter of 2021. As a percentage of oil and natural gas sales, our production taxes were 7.6% and 8.6% in the first quarter of 2022 and 2021, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales. Oil sales are taxed at a higher rate than natural gas sales.

General and Administrative Expenses

General and administrative expenses were $13.8 million in the first quarter of 2022 compared to $6.8 million in the first quarter of 2021. The increase was primarily due to $6.8 million in acquisition-related costs in connection with the Veritas Acquisition in the first quarter of 2022 compared to $2.5 million in acquisition-related costs in the first quarter of 2021. Additionally, we had a $1.2 million increase in compensation costs and $0.8 million increase in professional fees in the first quarter of 2022 as compared to the first quarter of 2021.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $53.2 million in the first quarter of 2022, compared to $31.2 million in the first quarter of 2021. Depletion expense, the largest component of DD&A, increased by $21.8 million in the first quarter of 2022 compared to the first quarter of 2021. The aggregate increase in depletion expense was driven by an 85% increase in production levels, offset by an 8% decrease in the depletion rate per Boe. On a per unit basis, depletion expense was $8.20 per Boe in the first quarter of 2022 compared to $8.91 per Boe in the first quarter of 2021. The lower depletion rate per Boe was primarily driven by the closing of our Reliance Acquisition in 2021, which has a depletion rate significantly lower than our corporate average. Depreciation, amortization and accretion was $0.6 million and $0.4 million in the first quarter of 2022 and 2021, respectively. The following table summarizes DD&A expense per Boe for the first quarter of 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Depletion	$8.20	$8.91	$(0.71)	(8)%
Depreciation, Amortization and Accretion	0.09	0.12	(0.03)	(25)%
Total DD&A Expense	$8.29	$9.03	$(0.74)	(8)%

Interest Expense

Interest expense, net of capitalized interest, was $18.0 million in the first quarter of 2022 compared to $13.5 million in the first quarter of 2021. The increase was primarily due to higher levels of debt in the first quarter of 2022 compared to the first quarter of 2021.

Gain (Loss) on the Extinguishment of Debt

    We did not record any gain (loss) on the extinguishment of debt during the first quarter of 2022. As a result of our refinancing transactions during the first quarter of 2021, we recorded a loss on the extinguishment of debt of $12.6 million based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof.

Income Tax

During the first quarter of 2022, we recorded income tax expense of $0.8 million related to state income taxes. During the first quarter of 2021, no income tax expense (benefit) was recorded. We continue to maintain a full valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization.

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

As of March 31, 2022, we had outstanding debt consisting of $371.0 million of borrowings under our Revolving Credit Facility and $750.0 million aggregate principal amount of our 2028 Notes. We had total liquidity of $382.3 million as of March 31, 2022, consisting of $379.0 million of committed borrowing availability under the Revolving Credit Facility and $3.3 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 60% and 76% of our total production volumes in the first quarter of 2022 and 2021, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the three months ended March 31, 2022, we hedged approximately 59% of our production. For a summary as of March 31, 2022, of our open commodity swap contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

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

At March 31, 2022, we had a working capital deficit of $302.1 million, compared to $112.2 million working capital deficit at December 31, 2021. Current assets increased by $108.1 million and current liabilities increased by $298.0 million at March 31, 2022, compared to December 31, 2021. The increase in current assets is primarily due to a $104.2 million increase in our accounts receivable due to higher commodity prices and higher production. The change in current liabilities is due to a $243.9 million increase in our derivative instruments due to the change in fair value as a result of the higher commodity price environment, and a $68.2 million increase in our accounts payable and accrued liabilities due in part to increased completion activity levels on our properties, partially offset by a decrease in accrued interest of $15.0 million related to timing of our interest payments on our 2028 Notes.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. The Company typically enters into commodity derivative transactions covering a substantial, but varying, portion of its anticipated future oil and gas production for the next 12 to 24 months. Our cash flows for the three months ended March 31, 2022 and 2021 are presented below:

	Three Months Ended March 31,
(In thousands, unaudited)	2022	2021
Net Cash Provided by Operating Activities	$154,034	$62,766
Net Cash Used for Investing Activities	(417,599)	(52,672)
Net Cash Provided by (Used for) Financing Activities	257,380	(8,793)
Net Change in Cash	$(6,185)	$1,301

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2022 was $154.0 million, compared to $62.8 million in the same period of the prior year. This increase was due to higher production volumes and higher realized commodity prices (including the effect of settled derivatives), which was partially offset by changes in working capital. Net cash provided by operating activities is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the three months ended March 31, 2022 was a deficit of $81.0 million compared to a deficit of $20.8 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the three months ended March 31, 2022 and 2021 were $417.6 million and $52.7 million, respectively. The increase in cash used in investing activities for the first three months of 2022 as compared to the same period of 2021 was attributable to a $382.4 million increase in our development and acquisition spending, which included the closing of our Veritas Acquisition. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $139.8 million and $91.1 million at March 31, 2022 and 2021, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the three months ended March 31, 2022, our capitalized costs incurred for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $488.8 million, while the actual cash spend in this regard amounted to $417.5 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the three months ended March 31, 2022 and 2021 are summarized in the following table:

	Three Months Ended March 31,
(In millions, unaudited)	2022	2021
Drilling and Development Capital Expenditures	$54.6	$33.0
Acquisition of Oil and Natural Gas Properties	361.5	1.8
Other Capital Expenditures	1.4	0.3
Total	$417.5	$35.1

Cash Flows from Financing Activities

Net cash provided by financing activities was $257.4 million during the three months ended March 31, 2022, compared to net cash used for financing activities of $8.8 million during the three months ended March 31, 2021. For the three months ended March 31, 2022, cash provided by financing activities was primarily related to $316.0 million of net advances under our Revolving Credit Facility, which was partially offset by $50.2 million in repurchases of Preferred Stock and $6.2 million of common stock dividend payments. For the three months ended March 31, 2021, cash used for financing activities was primarily related to $280.2 million in repurchases of Second Lien Notes, net repayments under our Revolving Credit Facility of $269.0 million and the retirement of VEN Bakken Note for $130.0 million, which was partially offset by the net proceeds of our 2028 Notes of $538.4 million and equity offerings of $132.9 million.

Revolving Credit Facility

In November 2019, we entered into a revolving credit facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto (the “Revolving Credit Facility”), which amended and restated our existing revolving credit facility that was entered into on October 5, 2018. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of March 31, 2022, the Revolving Credit Facility had a borrowing base of $850.0 million and an elected commitment amount of $750.0 million, and we had $371.0 million in borrowings outstanding under the facility, leaving $379.0 million in available committed borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Unsecured Notes due 2028

As of March 31, 2022, we had outstanding $750.0 million aggregate principal amount of our 2028 Notes. See Note 4 to our condensed financial statements for further details regarding the 2028 Notes.

Series A Preferred Stock

As of March 31, 2022, we had 1,856,061 outstanding shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), having an aggregate liquidation preference of $185.6 million (excluding accumulated dividends). See Note 5 to our condensed financial statements for further details regarding the Series A Preferred Stock.

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

Contractual Obligations and Commitments

Please see our disclosure of contractual obligations and commitments as of December 31, 2021, included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting estimates include impairment testing of natural gas and crude oil production properties, asset retirement obligations, revenue recognition, derivative instruments and hedging activity, and income taxes.  There were no material changes in our critical accounting estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

A description of our critical accounting policies was provided in Note 2 to our financial statements provided in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and, except as set forth below, have not materially changed since that report was filed.

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

The following table summarizes our open crude oil swap contracts as of March 31, 2022, by fiscal quarter.

Settlement Period	Oil (Barrels)	Weighted Average Price ($)
Swaps-Crude Oil(1)
2022:
Q2	2,598,000	$60.91
Q3	2,601,300	60.66
Q4	2,465,600	60.38
2023:
Q1	1,293,750	$66.42
Q2	1,010,100	66.79
Q3	664,700	68.83
Q4	653,200	68.49
2024:
Q1	145,600	$65.43
Q2	143,325	64.74
Q3	142,600	63.87
Q4	138,000	62.96
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

The following table summarizes our open natural gas swap contracts as of March 31, 2022, by fiscal quarter.

Contract Period	Gas (MMBTU)	Weighted Average Price ($)
Swaps-Natural Gas(1)
2022:
Q2	6,545,000	$3.12
Q3	9,660,000	3.17
Q4	10,740,000	3.38
2023:
Q1	5,400,000	$3.85
Q2	1,820,000	3.32
Q3	1,840,000	3.37
Q4	1,840,000	3.56
2024:
Q1	637,000	$3.22
Q2	637,000	3.22
Q3	644,000	3.22
Q4	644,000	3.22
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

Interest Rate Risk

Our long-term debt as of March 31, 2022 is comprised of borrowings that contain fixed and floating interest rates. The Second Lien Notes and our 2028 Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement. At our option, borrowings under the Revolving Credit Facility bear interest at the base rate or LIBOR, plus an applicable margin. The base rate is a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 100 to 200 basis points, and the applicable margin for LIBOR loans ranges from 200 to 300 basis points, in each case depending on the percentage of the borrowing base utilized. Interest payments are due under the Revolving Credit Facility in arrears, in the case of a loan based on LIBOR on the last day of the specified interest period and in the case of all other loans on the last day of each March, June, September and December. All outstanding principal is due and payable upon termination of the Revolving Credit Facility.

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of March 31, 2022, we had interest rate swaps with a total notional amount of $100.0 million.

As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at March 31, 2022 would cost us approximately $2.7 million in additional annual interest expense.

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

As of March 31, 2022, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our Company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
January 1, 2022 to January 31, 2022	792	$21.71	—	$ 68.1 million
Month #2
February 1, 2022 to February 28, 2022	—	—	—	68.1 million
Month #3
March 1, 2022 to March 31, 2022	88,828	24.64	—	68.1 million
Total	89,620	$24.61	—	$ 68.1 million
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

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018
3.4	Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated November 22, 2019	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
3.5	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 2, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2020
3.6	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 17, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2020
4.1	Indenture, dated May 15, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.50% Senior Secured Second Lien Notes due 2023)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
4.2	First Supplemental Indenture, dated September 18, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
4.3	Second Supplemental Indenture, dated October 5, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
4.4	Third Supplemental Indenture, dated November 22, 2019, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
4.5	Fourth Supplemental Indenture, dated February 18, 2021, among the Company and Wilmington Trust, National Association, as trustee and collateral agent	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
4.6	Indenture, dated February 18, 2021, between the Company and Wilmington Trust, National Association, as trustee (including Form of 8.125% Senior Note due 2028)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
4.7	First Supplemental Indenture, dated November 15, 2021, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2021
4.8	Warrant to Purchase Common Shares, dated April 1, 2021, by and between Northern Oil and Gas, Inc. and Reliance Marcellus, LLC	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2021
4.9	Form of Warrant to Purchase Common Shares, dated January 27, 2022	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2022

10.1	Registration Rights Agreement, dated January 27, 2022, by and between Northern Oil and Gas, Inc., Veritas Permian II, LLC and Veritas MOC Holdings, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2022
10.2	Amended and Restated Letter Agreement, dated February 18, 2022, by and among Robert B. Rowling, Cresta Investments, LLC, Cresta Greenwood, LLC, TRT Holdings, Inc., Michael Frantz, Mike Popejoy, Ernie Easley, Bahram Akradi and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2022
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	May 6, 2022	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer and principal executive officer (on behalf of Registrant)

Date:	May 6, 2022	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal accounting officer (on behalf of Registrant)