Form 10-Q
period 2022-06-30
NORTHERN OIL & GAS, INC.
filed 2022-08-04
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 1, 2022, there were 78,914,598 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2022

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS

(In thousands, except par value and share data)	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$1,471	$9,519
Accounts Receivable, Net	360,859	193,554
Advances to Operators	13,868	6,319
Prepaid Expenses and Other	2,987	3,417
Derivative Instruments	3,610	2,519
Total Current Assets	382,795	215,328

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	5,626,474	5,034,769
Unproved	53,864	24,998
Other Property and Equipment	6,833	2,616
Total Property and Equipment	5,687,171	5,062,383
Less – Accumulated Depreciation, Depletion and Impairment	(3,915,919)	(3,809,041)
Total Property and Equipment, Net	1,771,252	1,253,342

Derivative Instruments	4,633	1,863
Acquisition Deposit	17,000	40,650
Other Noncurrent Assets, Net	16,555	11,683

Total Assets	$2,192,235	$1,522,866

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable	$141,372	$65,464
Accrued Liabilities	127,613	105,590
Accrued Interest	20,996	20,498
Derivative Instruments	343,628	134,283
Other Current Liabilities	2,323	1,722
Total Current Liabilities	635,932	327,557

Long-term Debt, Net	1,102,214	803,437
Derivative Instruments	270,575	147,762
Asset Retirement Obligations	28,678	25,865
Other Noncurrent Liabilities	2,186	3,110

Total Liabilities	$2,039,585	$1,307,731

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)
Preferred Stock, Par Value $.001; 5,000,000 Shares Authorized; 1,643,732 Series A Shares Outstanding at 6/30/2022 2,218,732 Series A Shares Outstanding at 12/31/2021	2	2

Common Stock, Par Value $.001; 135,000,000 Shares Authorized; 79,223,724 Shares Outstanding at 6/30/2022 77,341,921 Shares Outstanding at 12/31/2021	481	479
Additional Paid-In Capital	1,881,459	1,988,649
Retained Deficit	(1,729,292)	(1,773,996)
Total Stockholders’ Equity	152,650	215,135
Total Liabilities and Stockholders’ Equity	$2,192,235	$1,522,866
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenues
Oil and Gas Sales	$549,643	$225,717	$1,006,101	$383,049
Loss on Commodity Derivatives, Net	(108,197)	(200,912)	(597,585)	(336,847)
Total Revenues	441,446	24,805	408,516	46,202

Operating Expenses
Production Expenses	64,642	42,699	119,181	77,010
Production Taxes	43,840	18,514	78,455	31,967
General and Administrative Expense	8,064	7,604	21,879	14,388
Depletion, Depreciation, Amortization and Accretion	54,796	30,908	107,980	62,128
Total Operating Expenses	171,342	99,725	327,495	185,493

Income (Loss) From Operations	270,104	(74,920)	81,021	(139,291)

Other Income (Expense)
Interest Expense, Net of Capitalization	(18,410)	(15,024)	(36,388)	(28,534)
Gain on Unsettled Interest Rate Derivatives, Net	524	121	1,815	362
Gain (Loss) on Extinguishment of Debt, Net	236	(494)	236	(13,087)
Contingent Consideration Loss	—	(250)	—	(375)
Other Income (Expense)	(185)	4	(185)	5
Total Other Income (Expense)	(17,835)	(15,643)	(34,522)	(41,629)

Income (Loss) Before Income Taxes	252,269	(90,563)	46,499	(180,920)

Income Tax Provision (Benefit)	1,006	—	1,795	—

Net Income (Loss)	$251,264	$(90,563)	$44,704	$(180,920)

Cumulative Preferred Stock Dividend	(2,810)	(3,719)	(5,826)	(7,550)

Premium on Repurchase of Preferred Stock	(10,363)	—	(25,320)	—

Net Income (Loss) Attributable to Common Stockholders	$238,091	$(94,282)	$13,558	$(188,470)

Net Income (Loss) Per Common Share – Basic	$3.08	$(1.55)	$0.18	$(3.27)
Net Income (Loss) Per Common Share – Diluted	$2.74	$(1.55)	$0.17	$(3.27)
Weighted Average Common Shares Outstanding – Basic	77,366,704	60,694,795	77,145,851	57,633,454
Weighted Average Common Shares Outstanding – Diluted	86,788,465	60,694,795	78,795,832	57,633,454
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash Flows from Operating Activities
Net Income (Loss)	$44,704	$(180,920)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	107,980	62,128
Amortization of Debt Issuance Costs	2,169	1,873
(Gain) Loss on Extinguishment of Debt	(236)	13,087
Amortization of Bond Premium on Long-term Debt	(1,066)	(130)
Deferred Income Taxes	143	—
Unrealized (Gain) Loss of Derivative Instruments	328,296	301,333
Loss on Contingent Consideration	—	375
Loss on Disposal of Fixed Assets	185	—
Stock-Based Compensation Expense	2,867	1,549
Other	2,165	2,675
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(164,822)	(59,960)
Prepaid and Other Expenses	(1,692)	(1,286)
Accounts Payable	41,294	13,537
Accrued Interest	502	8,338
Accrued Liabilities and Expenses	1,784	6,353
Net Cash Provided by Operating Activities	364,273	168,952

Cash Flows from Investing Activities
Capital Expenditures on Oil and Natural Gas Properties	(524,223)	(204,090)
Acquisition Deposit	(17,000)	(9,400)
Purchases of Other Property and Equipment	(4,554)	(51)
Net Cash Used for Investing Activities	(545,777)	(213,541)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	561,000	299,000
Repayments on Revolving Credit Facility	(249,000)	(568,000)
Repurchase of Unsecured Notes	(13,375)	—
Repurchases of Second Lien Notes due 2023	—	(295,918)
Repayment of Unsecured VEN Bakken Note due 2022	—	(130,000)
Debt Issuance Costs Paid	(6,051)	(12,436)
Issuance of Common Stock	—	228,199
Issuance of Unsecured Notes due 2028	—	550,000
Repurchases of Common Stock	(12,809)	—
Repurchases of Preferred Stock	(81,236)	—
Restricted Stock Surrenders - Tax Obligations	(2,206)	(839)
Preferred Dividends Paid	(5,911)	(22,002)
Common Dividends Paid	(16,956)	—
Net Cash Provided by Financing Activities	173,456	48,004

Net Increase (Decrease) in Cash and Cash Equivalents	(8,048)	3,415

Cash and Cash Equivalents - Beginning of Period	9,519	1,428

Cash and Cash Equivalents - End of Period	1,471	4,843
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2021	77,341,921	$479	2,218,732	$2	$1,988,649	$(1,773,996)	$215,135

Issuance of Common Stock	15,651	—	—	—	—	—	—
Restricted Stock Forfeitures	(1,815)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,499	—	1,499
Restricted Stock Surrenders - Tax Obligations	(89,620)	—	—	—	(2,206)	—	(2,206)
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	—	—	—	—	17,870	—	17,870
Repurchases of Preferred Stock	—	—	(362,671)	—	(50,225)	—	(50,225)
Common Stock Dividends Declared	—	—	—	—	(10,815)	—	(10,815)
Net Loss	—	—	—	—	—	(206,560)	(206,560)

March 31, 2022	77,266,137	$479	1,856,061	$2	$1,944,773	$(1,980,556)	$(35,302)

Issuance of Common Stock	81,948	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,490	—	1,490
Issuance of Common Stock in Exchange for Warrants	2,322,690	2	—	—	(2)	—	—
Repurchases of Common Stock	(447,051)	—	—	—	(12,808)	—	(12,809)
Repurchases of Preferred Stock	—	—	(212,329)	—	(31,011)	—	(31,011)
Preferred Stock Dividends	—	—	—	—	(5,911)	—	(5,911)
Common Stock Dividends Declared	—	—	—	—	(15,071)	—	(15,071)
Net Income	—	—	—	—	—	251,264	251,264

June 30, 2022	79,223,724	$481	1,643,732	$2	$1,881,459	$(1,729,292)	$152,650

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2020	45,908,779	$448	2,218,732	$2	$1,556,602	$(1,780,357)	$(223,304)

Issuance of Common Stock	138,297	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	916	—	916
Restricted Stock Surrenders - Tax Obligations	(60,529)	—	—	—	(837)	—	(837)
Equity Offerings, Net of Issuance Costs	14,375,000	14	—	—	132,885	—	132,900
Net Loss	—	—	—	—	—	(90,357)	(90,357)

March 31, 2021	60,361,547	$462	2,218,732	$2	$1,689,567	$(1,870,714)	$(180,682)

Issuance of Common Stock	30,957	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	851	—	851
Restricted Stock Surrenders - Tax Obligations	(82)	—	—	—	(2)	—	(2)
Equity Offerings, Net of Issuance Costs	5,750,000	6	—	—	95,293	—	95,299
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	—	—	—	—	30,512	—	30,512
Contingent Consideration Settlements	21,977	—	—	—	354	—	354
Preferred Stock Dividends	—	—	—	—	(22,002)	—	(22,002)
Common Stock Dividends Declared	—	—	—	—	(1,985)	—	(1,985)
Net Loss	—	—	—	—	—	(90,563)	(90,563)

June 30, 2021	66,164,399	$468	2,218,732	$2	$1,792,589	$(1,961,276)	$(168,217)
______________
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

The Company’s principal business is crude oil and natural gas exploration, development, and production with operations in the United States. The Company’s primary strategy is investing in non-operated minority working and mineral interests in oil and gas properties in the United States.

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

Management’s estimates and assumptions were based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, actual results may differ from the estimates and assumptions used, and conditions may change, which could materially affect amounts reported in the unaudited condensed financial statements.

Reclassifications

Certain prior period balances in the condensed statements of cash flows have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income (loss), cash flows or stockholders’ equity (deficit) previously reported.

Adopted and Recently Issued Accounting Pronouncements

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three and six months ended June 30, 2022 and 2021, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two primary sources: oil sales, and natural gas and NGL sales. Substantially all of the Company’s oil and natural gas sales come from three geographic areas in the United States: the Williston Basin (North Dakota and Montana), the Appalachian Basin (Pennsylvania), and the Permian Basin (New Mexico and Texas). The following tables present the disaggregation of the Company’s oil revenues and natural gas and NGL revenues by basin for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$296,003	$107,975	$—	$403,978	$181,872	$2,745	$—	$184,617
Natural Gas and NGL Revenues	72,216	37,767	35,682	145,665	29,855	210	11,035	41,100
Total	$368,219	$145,742	$35,682	$549,643	$211,727	$2,955	$11,035	$225,717

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$564,014	$188,790	$—	$752,804	$315,373	$4,543	$—	$319,916
Natural Gas and NGL Revenues	134,836	55,981	62,479	253,297	51,763	334	11,035	63,132
Total	$698,850	$244,772	$62,479	$1,006,101	$367,136	$4,877	$11,035	$383,048

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the development, exploitation, production and exploration activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three and six months ended June 30, 2022, the Company’s top four operators made up 41% and 42% of total oil and natural gas sales, compared to 59% and 57% for the three and six months ended June 30, 2021.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Net Income (Loss)	$251,264	$(90,563)	$44,704	$(180,920)
Less: Cumulative Dividends on Preferred Stock	(2,810)	(3,719)	(5,826)	(7,550)
Less: Premium on Repurchase of Preferred Stock	(10,363)	—	$(25,320)	$—
Net (Income) Loss Attributable to Common Stockholders	238,091	$(94,282)	$13,558	$(188,470)

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	77,366,704	60,694,795	77,145,851	57,633,454
Plus: Dilutive Effect of Stock Options, Restricted Stock, Warrants and Preferred Shares	9,421,761	—	1,649,981	—
Weighted Average Common Shares Outstanding – Diluted	86,788,465	60,694,795	78,795,832	57,633,454

Net Income (Loss) per Common Share:
Basic	$3.08	$(1.55)	$0.18	$(3.27)
Diluted	$2.74	$(1.55)	$0.17	$(3.27)

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock and Warrants	—	135,983	—	128,055
Series A Preferred Stock (if converted)	—	9,698,756	8,650,671	9,698,756

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Six Months Ended March 31,
(In thousands)	2022	2021
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$32,997	$26,547
Cash Paid During the Period for Income Taxes	1,652	—

Non-cash Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	$158,969	$101,018
Capitalized Asset Retirement Obligations	1,954	7,982
Contingent Consideration	—	354
Compensation Capitalized on Oil and Gas Properties	122	219
Acquisition of Property Financed in Part by Issuance of Warrants	17,870	30,512

Non-cash Financing Activities:
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	$17,870	$30,512
Issuance of Common Stock in Exchange for Warrants	76,904	—
Common Stock Dividends Declared	25,887	1,985

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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The Company did not have any impairment of its proved oil and gas properties for the three and six months ended June 30, 2022 and 2021, respectively.

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

2022 Acquisitions

In addition to the closing of the Veritas Acquisition (defined below), the Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $28.2 million and $39.8 million during the three and six months ended June 30, 2022, respectively.

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

The results of operations from the acquisition from the January 27, 2022 closing date through June 30, 2022, represented approximately $130.1 million of revenue and $95.9 million of income from operations. The Company incurred $6.8 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the condensed statement of operations. The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

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

The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$101,869
Total assets acquired	101,869
Asset retirement obligations	(179)
Net assets acquired	$101,691

Fair value of consideration paid for net assets:
Cash consideration	$101,691
Total fair value of consideration transferred	$101,691

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

Pro Forma Information

The following summarized unaudited pro forma condensed statement of operations information for the six months ended June 30, 2022 and three and six months ended June 30, 2021 assumes that each of the Veritas Acquisition, CM Resources Acquisition and Reliance Acquisition occurred as of January 1, 2021. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisitions as of January 1, 2021, or that would be attained in the future.

	Six Months Ended	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2021
Total Revenues	$428,345	$64,997	$118,083
Net Income (Loss)	58,037	(64,786)	(167,133)

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or impaired. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. For the three months ended June 30, 2022 and 2021, unproved properties of $0.6 million and $0.5 million, respectively, were impaired. For the six months ended June 30, 2022 and 2021, unproved properties of $1.9 million and $0.6 million, respectively, were impaired.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

(In thousands)	June 30, 2022	December 31, 2021
Revolving Credit Facility	$367,000	$55,000
Unsecured Notes due 2028	736,625	750,000
Total principal	1,103,625	805,000
Unamortized debt premiums	11,931	13,217
Unamortized debt issuance costs(1)	(13,343)	(14,780)
Total debt	$1,102,214	$803,437
________________
(1)Debt issuance costs related to the Company’s revolving credit facility of $10.8 million and $5.7 million as of June 30, 2022 and December 31, 2021, respectively, are recorded in “Other Noncurrent Assets, Net” in the balance sheets.

Revolving Credit Facility

On June 7, 2022, the Company entered into a Third Amended and Restated Credit Agreement (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent and collateral agent (“Agent”), and the lenders from time to time party thereto, which amended and restated the Company’s prior revolving credit facility that was entered into on November 22, 2019. The Revolving Credit Facility is scheduled to mature on June 7, 2027.

The Revolving Credit Facility is initially comprised of revolving loans and letters of credit and is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. As of June 30, 2022, the borrowing base was $1.3 billion and the aggregate elected commitment amount was $850.0 million. The Company’s borrowing availability is set at the lesser of the borrowing base and the elected commitment amount. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available between scheduled redeterminations. The first scheduled redetermination each year is based on a January 1st engineering report audited by a third party (reasonably acceptable to the Agent). The Company has the option to seek commitments for term loans, which such term loans (if obtained) are to be subject to the borrowing base and the other terms of the Revolving Credit Facility.

At the Company’s option, borrowings under the Revolving Credit Facility shall bear interest at the base rate or SOFR plus an applicable margin. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the Agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 125 to 225 basis points, and the applicable margin for SOFR loans ranges from 225 to 325 basis points, in each case depending on the percentage of the borrowing base utilized.

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under FASB ASC 815, current maturities under the Revolving Credit Facility and current maturities of any long-term debt) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of June 30, 2022.

The Company’s obligations under the Revolving Credit Facility may be accelerated, subject to customary grace and cure periods, upon the occurrence of certain Events of Default (as defined in the Revolving Credit Facility). Such Events of Default include customary events for a financing agreement of this type, including, without limitation, payment defaults, the inaccuracy of representations and warranties, defaults in the performance of affirmative or negative covenants, defaults on other indebtedness of the Company or its subsidiaries, defaults related to judgments and the occurrence of a Change in Control (as defined in the Revolving Credit Facility).

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

During the six months ended June 30, 2022, the Company repurchased and retired $13.4 million in aggregate principal amount of the 2028 Notes in open market transactions for a total $13.1 million in cash, plus accrued interest.

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

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue up to 135,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2022, the Company had 79,223,724 shares of common stock issued and outstanding.

In January 2022, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.14 per share. The dividend was paid on April 29, 2022 to stockholders of record as of the close of business on March 30, 2022.

In May 2022, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.19 per share. The dividend was paid on July 29, 2022 to stockholders of record as of the close of business on June 29, 2022.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2022, the Company had 1,643,732 shares of preferred stock issued and outstanding, all of which were shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).

The terms of the Series A Preferred Stock are set forth in the Certificate of Designations for the Series A Preferred Stock (the “Certificate of Designations”), as originally filed with the Delaware Secretary of State on November 22, 2019, and as amended thereafter. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding-up. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors of the Company, cumulative dividends in cash, at a rate of 6.500% per annum on the sum of (i) the $100 liquidation preference per share of Series A Preferred Stock (the “Liquidation Preference”) and (ii) all accumulated and unpaid dividends (if any), payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2020. As of June 30, 2022, the Company was current in the payment of dividends with $1.4 million of undeclared accumulated dividends remaining on the Series A Preferred Stock.

The Series A Preferred Stock is convertible at the holders’ option (an “Optional Conversion”) into common stock at a conversion rate set forth in the Certificate of Designations, subject to customary adjustments as provided for therein. As of June 30, 2022, the conversion rate was 4.4494 shares of common stock for each share of Series A Preferred Stock (which is equivalent to a conversion price of $22.4749. Holders may be entitled to additional shares of common stock or cash in connection with a conversion that occurs in connection with a Fundamental Change (as defined in the Certificate of Designations). The Series A Preferred Stock is convertible at the Company’s option (a “Mandatory Conversion”) if the closing sale price of the Company’s common stock equals or exceeds 145% of the conversion price for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days. A Mandatory Conversion would also entitle the holder to a cash payment equal to eight semi-annual dividend payments, less an amount equal to all cash dividend payments made in respect of such holder’s shares of Series A Preferred Stock prior to such Mandatory Conversion. The occurrence of any Optional Conversion or Mandatory Conversion is subject to various terms and limitations set forth in the Certificate of Designations. The Certificate of Designations also sets forth additional information relating to the payment of dividends, voting, conversion rights, consent rights, liquidation rights, the ranking of the Series A Preferred Stock in comparison with the Company’s other securities, and other matters.

2022 Activity

Common Stock

During the six months ended June 30, 2022, 89,620 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $2.2 million, which is based on the market prices on the dates the shares were surrendered.

In June 2022, the Company issued 2,322,690 shares of common stock in exchange for the surrender and cancellation of all warrants originally issued by the Company at closing of the Reliance Acquisition, which immediately prior to their cancellation were exercisable for an aggregate of 3,294,092 shares of common stock at an exercise price of $13.81 per share.

Preferred Stock

During the six months ended June 30, 2022, the Company repurchased 575,000 shares of Series A Preferred Stock in a number of independent transactions for an aggregate of $81.2 million in cash.

Stock Repurchase Program

In May 2022, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the three and six months ended June 30, 2022, the Company repurchased 447,051 shares of its common stock under the stock repurchase program. During the three and six months ended June 30, 2021, the Company did not repurchase shares of its common stock under the stock repurchase program. The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are now included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION AND WARRANTS

The Company maintains its 2018 Equity Incentive Plan (the “2018 Plan”), which replaced the Company’s prior 2013 Incentive Plan (the “2013 Plan”), for making equity-based awards to employees, directors and other eligible persons. No future awards will be made under the 2013 Plan. The 2013 Plan continues to govern awards that were made thereunder, which remain in effect pursuant to their terms. As of June 30, 2022, there were 486,970 shares available for future awards under the 2018 Plan.

The Company recognizes the fair value of stock-based compensation awards expected to vest over the requisite service period as a charge against earnings, net of amounts capitalized. The Company’s stock-based compensation awards are accounted for as equity instruments and are included in the “General and administrative expenses” line item in the unaudited statements of operations. The Company capitalizes a portion of stock-based compensation for employees who are directly involved in the acquisition of oil and natural gas properties into the full cost pool. Capitalized stock-based compensation is included in the “Oil and natural gas properties” line item in the unaudited balance sheet.

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

The following table reflects the outstanding RSAs and activity related thereto for the six months ended June 30, 2022:

	Service-based Awards		Service, Performance, and Market-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2021	420,122	$13.68	18,600	$9.80
Shares granted	97,599	25.54	—	—
Shares forfeited	(1,815)	11.64	—	—
Shares vested	(199,198)	15.19	(18,600)	9.80
Outstanding at June 30, 2022	316,708	$16.39	—	$—

At June 30, 2022, there was $5.3 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 0.84 years. For the six months ended June 30, 2022 and 2021, the total fair value of the Company’s restricted stock awards vested was $4.6 million and $1.8 million, respectively.

Performance Equity Awards

In April 2022, the Company granted performance equity awards under its 2022 executive compensation program to certain executive officers. The awards are subject to a market condition, which is based on a comparison of the Company versus a defined peer group with respect to total shareholder return (“TSR”) based on the last 20 trading days of 2022 compared to the same period of 2021. Depending on the Company’s TSR relative to the defined peer group, the award recipients in the aggregate will earn between zero and $2.7 million in the form of awards expected to be settled in restricted shares of the Company’s common stock with service-based vesting over three years beginning in 2023.

The Company used a Monte Carlo simulation model, described above, to estimate the fair value of the awards based on the expected outcome of the Company’s TSR relative to the defined peer group using key valuation assumptions. The assumptions used for the Monte Carlo model were as follows:

2022
Risk-free interest rate	1.69%
Dividend yield	2.40%
Expected volatility	56.94%
Company's closing stock price on grant date	$24.98

The maximum value of the awards issuable if all participants earned the maximum award would total $2.7 million. For the three and six months ended June 30, 2022, the Company recorded $0.1 million and $0.1 million, respectively, of compensation expense in connection with these performance awards.

Warrants

In April 2021, the Company issued common stock warrants as a part of the Reliance Acquisition as purchase consideration. These warrants gave holders the right to purchase 3,250,000 shares of the Company’s common stock at an exercise price equal to $14.00 per share (subject to certain anti-dilution adjustments), had a total fair value of $30.5 million at issuance, and were generally exercisable from June 30, 2021 until April 1, 2028. The fair value of the warrants at issuance was determined by utilizing an Option Pricing Model, which used the market value of the Company’s common stock on the issue date, an exercise price of $14.00, an implied volatility of 80% and a risk-free rate of 1.34%. In June 2022, the Company issued 2,322,690 shares of common stock in exchange for the surrender and cancellation of all such warrants originally issued by the Company at closing of the Reliance Acquisition, which immediately prior to their cancellation were exercisable for an aggregate of 3,294,092 shares of common stock at an exercise price of $13.81 per share. Neither the Company nor the holder paid any cash consideration in the transaction.

In January 2022, the Company issued common stock warrants as a part of the Veritas Acquisition as purchase consideration. These warrants gave holders the right to purchase 1,939,998 shares of the Company’s common stock at an exercise price equal to $28.30 per share (subject to certain anti-dilution adjustments), had a total fair value of $17.9 million at issuance, and are generally exercisable from April 27, 2022 until January 27, 2029. The fair value of the warrants at issuance was determined by utilizing an Option Pricing Model, which used the market value of the Company’s common stock on the issue date, an exercise price of $28.30, an implied volatility of 60%, a risk-free rate of 2.14% and an implied dividend yield of 3.00%.

The following table reflects the outstanding warrants and activity related thereto for the six months ended June 30, 2022:

	Reliance		Veritas
	Warrants	Weighted-average Exercise Price	Warrants	Weighted-average Exercise Price
Outstanding at December 31, 2021	3,276,582	$13.89	—	$—
Issued	—	—	1,939,998	28.30
Anti-Dilution Adjustments for Common Stock Dividends	17,510	13.81	21,873	27.98
Exercised	—	—	—	—
Cancelled	(3,294,092)	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2022	—	$—	1,961,871	$27.98

NOTE 7     RELATED PARTY TRANSACTIONS

Preferred Stock Repurchase

During February 2022, we entered into and closed three separate stock repurchase agreements pursuant to which we repurchased an aggregate of 71,894 shares of the Company’s 6.500% Series A Perpetual Cumulative Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), on identical financial terms from each party for an aggregate purchase price of approximately $9.5 million in cash. Of the total amount, 21,894 shares were repurchased from affiliates of TRT Holdings, Inc. (the “TRT Parties”) for $2.9 million in cash. Two of our directors at the time, Mr. Frantz and Mr. Popejoy, are employed by TRT Holdings, Inc., which together with its affiliates beneficially owned more than 10% of our outstanding common stock at the time of the transactions described in this paragraph.

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

NOTE 9     INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2022 and 2021 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to the recognition of a full valuation allowance during both the three and six months ended June 30, 2022 and 2021, respectively.

In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized. In making such determination, the Company considers all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies. If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance. The Company assesses the appropriateness of its valuation allowance on a quarterly basis. At June 30, 2022 and December 31, 2021, the Company maintains a full valuation allowance on its net DTAs.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	Fair Value Measurements at June 30, 2022 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$1,772	$—
Commodity Derivatives – Noncurrent Assets	—	4,633	—
Commodity Derivatives – Current Liabilities	—	(343,628)	—
Commodity Derivatives – Noncurrent Liabilities	—	(270,575)	—
Interest Rate Derivatives – Current Assets	—	1,838	—
Total	$—	$(605,959)	$—

	Fair Value Measurements at December 31, 2021 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$2,519	$—
Commodity Derivatives – Noncurrent Assets	—	1,740	—
Commodity Derivatives – Current Liabilities	—	(134,183)	—
Commodity Derivatives – Noncurrent Liabilities	—	(147,762)	—
Interest Rate Derivatives - Noncurrent Assets	—	123	—
Interest Rate Derivatives – Current Liabilities	—	(100)	—
Total	$—	$(277,664)	$—

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

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s 2028 Notes was $696.1 million at June 30, 2022. The fair value of the Company’s 2028 Notes are based on market quotes, that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the SOFR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of ASC Topic 410, Asset Retirement and Environmental Obligations.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the six months ended June 30, 2022 were approximately $0.5 million.

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

The Company accounts for acquisitions of oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company’s acquisitions of oil and natural gas properties during the six months ended June 30, 2022 and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the six months ended June 30, 2022.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Cash Received (Paid) on Settled Derivatives	$(162,314)	$(27,855)	$(267,475)	$(35,152)
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	54,117	(173,057)	(330,110)	(301,695)
Loss on Commodity Derivatives, Net	$(108,197)	$(200,912)	$(597,585)	$(336,847)

The following table summarizes open commodity derivative positions as of June 30, 2022, for commodity derivatives that were entered into through June 30, 2022, for the settlement period presented:

	2022	2023	2024	2025
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	5,451,000	6,209,750	2,177,775	—
Weighted-Average Price ($/Bbl)	$64.38	$75.15	$75.98	$—
Brent ICE - Swaps:
Volume (Bbl)	184,000	—	—	—
Weighted-Average Price ($/Bbl)	$55.00	$—	$—	$—
WTI NYMEX - Swaptions(1):
Volume (Bbl)	—	2,128,925	1,692,750	—
Weighted-Average Price ($/Bbl)	$—	$56.90	$62.25	$—
WTI NYMEX - Call Options(1):
Volume (Bbl)	—	730,000	4,362,210	2,647,345
Weighted-Average Price ($/Bbl)	$—	$63.48	$62.71	$71.54

Natural Gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	14,250,000	12,207,000	5,695,000	—
Weighted-Average Price ($/MMBtu)	$3.38	$4.06	$3.87	$—
Waha Swaps:
Volume (MMBtu)	4,600,000	2,250,000	—	—
Weighted-Average Price ($/MMBtu)	$3.26	$3.69	$—	$—
Waha Inside FERC to Henry Hub - Basis Swaps:
Volume (MMBtu)	184,000	—	—	—
Weighted-Average Differential ($/MMBtu)	$(0.26)	$—	$—	$—
Henry Hub NYMEX - Collars:
Volume (MMBtu)	1,530,000	10,950,000	—	—
Weighted-average floor price ($/MMBtu)	$3.50	$4.13	$—	$—
Weighted-average ceiling price ($/MMBtu)	$7.50	$6.30	$—	$—
NE - TETCO M2 - Basis Swaps:
Volume (MMBtu)	6,135,000	15,040,000	3,660,000	—
Weighted-Average Differential ($/MMBtu)	$(0.88)	$(1.04)	$(1.24)	$—

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

Interest Rate Derivative Instruments

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of June 30, 2022, the Company had interest rate swaps with a total notional amount of $100.0 million. The settlement of these derivative instruments is recognized as a component of interest expense in the condensed statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the condensed statements of operations.

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at June 30, 2022 and December 31, 2021, respectively.  Certain amounts may be presented on a net basis in the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

(In thousands)
Type of Commodity	Balance Sheet Location	June 30, 2022 Estimated Fair Value	December 31, 2021 Estimated Fair Value
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$1,754	$4,272
Commodity Basis Swap Contracts	Current Assets	2,644	1,916
Commodity Price Swaptions Contracts	Current Assets	78	3,020
Commodity Price Collar Contracts	Current Assets	3,042	1,963
Interest Rate Swap Contracts	Current Assets	1,838	89
Commodity Price Swap Contracts	Noncurrent Assets	4,347	3,619
Commodity Basis Swap Contracts	Noncurrent Assets	2,538	309
Commodity Price Swaptions Contracts	Noncurrent Assets	79	—
Commodity Price Collar Contracts	Noncurrent Assets	3,761	407
Interest Rate Swap Contracts	Noncurrent Assets	—	123
Total Derivative Assets		$20,081	$15,719

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(271,508)	$(138,389)
Commodity Basis Swap Contracts	Current Liabilities	(21,058)	(1,309)
Commodity Price Swaptions Contracts	Current Liabilities	(41,819)	(3,020)
Interest Rate Swap Contracts	Current Liabilities	—	(189)
Commodity Price Collar Contracts	Current Liabilities	(3,798)	(119)
Commodity Price Call Option Contracts	Current Liabilities	(11,191)	—
Commodity Price Swap Contracts	Noncurrent Liabilities	(35,452)	(8,465)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(1,416)	(823)
Commodity Price Collar Contracts	Noncurrent Liabilities	(2,647)	(275)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(165,498)	(71,815)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(71,653)	(68,980)
Total Derivative Liabilities		$(626,040)	$(293,383)

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

	Estimated Fair Value at June 30, 2022
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$9,356	$(5,746)	$3,610
Non-Current Assets	10,725	(6,091)	4,633
Total Derivative Assets	$20,081	$(11,837)	$8,244

Offsetting of Derivative Liabilities:
Current Liabilities	$(349,374)	$5,746	$(343,628)
Non-Current Liabilities	(276,666)	6,091	(270,575)
Total Derivative Liabilities	$(626,040)	$11,837	$(614,203)

	Estimated Fair Value at December 31, 2021
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$11,261	$(8,742)	$2,519
Non-Current Assets	4,458	$(2,595)	1,863
Total Derivative Assets	$15,719	$(11,337)	$4,382

Offsetting of Derivative Liabilities:
Current Liabilities	$(143,025)	$8,742	$(134,283)
Non-Current Liabilities	(150,357)	2,595	(147,762)
Total Derivative Liabilities	$(293,383)	$11,337	$(282,045)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of June 30, 2022.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at June 30, 2022 and December 31, 2021.

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

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in the premier basins within the United States.  Using this strategy, we had participated in 7,957 gross (735.0 net) producing wells as of June 30, 2022. As of June 30, 2022, we had leased approximately 251,409 net acres, of which approximately 87% were developed and all were located in the United States.

Our average daily production in the second quarter of 2022 was approximately 72,689 Boe per day, of which approximately 57% was oil. This was a 2% sequential increase in production compared to the first quarter of 2022, primarily due to production attributable to recent acquisitions and new wells added to production. During the three months ended

June 30, 2022, we added 10.1 net wells to production. This compared to 10.6 net wells added to production in the first quarter of 2022 (excluding wells added at closing of the Veritas Acquisition).

Our percentage of production volumes by basin for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil (Bbl)	74%	26%	—%	100%	99%	1%	—%	100%
Natural Gas and NGLs (Mcf)	37%	21%	42%	100%	50%	1%	49%	100%
Total (Boe)	58%	24%	18%	100%	80%	1%	19%	100%

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

•our ability to continue to identify and acquire high-quality acreage and drilling opportunities; and

•the level of our operating expenses.

In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage and wells in the Williston, Permian and Appalachian Basins subjects our operating results to factors specific to these regions.  These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, as well as infrastructure limitations, transportation capacity, regulatory matters and other factors that may specifically affect one or more of these regions.

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price. Thus, our operating results are also affected by changes in the price differentials between the applicable benchmark and the sales prices we receive for our production. Our oil price differential to the NYMEX benchmark price during the second quarter of 2022 was $2.33 per barrel, as compared to $5.46 per barrel in the second quarter of 2021. Our net realized gas price in the second quarter of 2022 was $8.63 per Mcf, representing 115% realization relative to average Henry Hub pricing, compared to a net realized gas price of $3.57 per Mcf in the second quarter of 2021, which represented 122% realization relative to average Henry Hub pricing. Fluctuations in our oil and gas price realizations are due to several factors such as gathering and transportation costs, transportation method, takeaway capacity relative to production levels, regional storage capacity, seasonal refinery maintenance temporarily depressing demand, and in the case of gas realizations, the price of NGLs.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher oil prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower oil prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant. During the first six months of 2022, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $7.1 million, compared to $6.9 million for the wells we elected to participate in during 2021.

Certain drilling and completion costs and costs of oilfield services, equipment, and materials decreased in recent years as service providers reduced their costs in response to reduced demand arising from historically low crude oil prices. However, inflationary pressures returned in 2021 and continue to persist in 2022 in conjunction with the significant increase in commodity prices over the past year, labor shortages, and other factors. Additionally, supply chain disruptions stemming from the COVID-19 pandemic have led to shortages of certain materials and equipment and resulting increases in material and labor costs. Our capital spending budget for 2022 includes an estimate for the impact of cost inflation and, despite inflationary pressures, we expect to continue generating significant amounts of free cash flow at current commodity price levels.

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

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$7.50	$2.92
Oil (per Bbl)	$108.59	$66.19
_________
(1)Based on average NYMEX closing prices.

	Six Months Ended June 30,
	2022	2021
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$6.07	$3.14
Oil (per Bbl)	$101.88	$62.22
_________
(1)Based on average NYMEX closing prices.

For the three months ended June 30, 2022, the average NYMEX pricing was $108.59 per barrel of oil, or 64% higher than the average NYMEX price per barrel for the comparable period in 2021.  Our realized oil price after reflecting settled commodity derivatives was 40% higher in the second quarter of 2022 than in the second quarter of 2021 due to higher average NYMEX price per barrel and a lower oil price differential, partially offset by a larger loss on settled oil derivatives in the second quarter of 2022 compared to the second quarter of 2021.

For the three months ended June 30, 2022, the average NYMEX pricing for natural gas was $7.50 per Mcf, or 157% higher than in the comparable period in 2021.  Our realized natural gas price after reflecting settled commodity derivatives was 92% higher in the second quarter of 2022 than in the second quarter of 2021 due to the higher average NYMEX natural gas price. However, these factors were partially offset by a larger loss on settled natural gas derivatives and a lower uplift from pricing on NGLs in the second quarter of 2022 compared to the second quarter of 2021.

As of June 30, 2022, we had a total volume on open crude oil price swaps of 14.0 million barrels at a weighted average price of approximately $70.79 per barrel. As of June 30, 2022, we had a total volume on open natural gas price swaps of 39.0 million MMbtu at a weighted average price of approximately $3.67 per MMbtu. See Note 11 to the condensed financial statements.

Results of Operations for the Three Months Ended June 30, 2022 and June 30, 2021

The following table sets forth selected operating data for the periods indicated.

	Three Months Ended June 30,
	2022	2021	% Change
Net Production:
Oil (Bbl)	3,801,663	3,034,442	25%
Natural Gas and NGLs (Mcf)	16,878,481	11,617,308	45%
Total (Boe)	6,614,743	4,970,660	33%

Net Sales (in thousands):
Oil Sales	$403,978	$184,269	119%
Natural Gas and NGL Sales	145,665	41,447
Gain (Loss) on Settled Commodity Derivatives	(162,314)	(27,855)
Gain (Loss) on Unsettled Commodity Derivatives	54,117	(173,057)
Total Revenues	441,446	24,805

Average Sales Prices:
Oil (per Bbl)	$106.26	$60.73	75%
Effect Loss on Settled Oil Derivatives on Average Price (per Bbl)	(32.53)	(8.16)
Oil Net of Settled Oil Derivatives (per Bbl)	73.73	52.57	40%

Natural Gas and NGLs (per Mcf)	8.63	3.57	142%
Effect of Loss on Settled Natural Gas Derivatives on Average Price (per Mcf)	(2.29)	(0.27)
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	6.34	3.30	92%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	83.09	45.41	83%
Effect of Loss on Settled Commodity Derivatives on Average Price (per Boe)	(24.54)	(5.60)
Realized Price on a Boe Basis Including Settled Commodity Derivatives	58.55	39.81	47%

Operating Expenses (in thousands):
Production Expenses	$64,642	$42,699	51%
Production Taxes	43,840	18,514	137%
General and Administrative Expenses	8,064	7,604	6%
Depletion, Depreciation, Amortization and Accretion	54,796	30,908	77%

Costs and Expenses (per Boe):
Production Expenses	$9.77	$8.59	14%
Production Taxes	6.63	3.72	78%
General and Administrative Expenses	1.22	1.53	(20)%
Depletion, Depreciation, Amortization and Accretion	8.28	6.22	33%

Net Producing Wells at Period End	735.0	588.6	25%

Oil and Natural Gas Sales

In the second quarter of 2022, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $549.6 million compared to $225.7 million in the second quarter of 2021, driven by an 33% increase in production and 83% increase in realized prices, excluding the effect of settled commodity derivatives. The higher average realized price in the second quarter of 2022 compared to the same period in 2021 was driven by higher average NYMEX oil prices and a lower oil price differential. Oil price differential during the second quarter of 2022 was $2.33 per barrel, as compared to $5.46 per barrel in the second quarter of 2021. The higher average realized price in the second quarter of 2022 as compared to the same period in 2021 was also driven by a $5.06 per Mcf increase in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, in the second quarter of 2022 compared to the same period of 2021. See “Market Conditions” above.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Our recent acquisitions were a significant driver of our 33% increase in production levels in the second quarter of 2022 compared to the same period in 2021.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a loss of $108.2 million in the second quarter of 2022, compared to a loss of $200.9 million in the second quarter of 2021. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the second quarter of 2022, we realized a loss on settled commodity derivatives of $162.3 million, compared to a $27.9 million loss in the second quarter of 2021. The increased loss on settled derivatives was primarily due to a significant increase in the average NYMEX oil price in the second quarter of 2022 compared to the same period of 2021. During the second quarter of 2022, our derivative settlements included 2.6 million barrels of oil at an average settlement price of $60.91 per barrel. During the second quarter of 2021, our settled commodity derivatives included 2.2 million barrels of oil at an average settlement price of $56.38 per barrel. The average NYMEX oil price for the second quarter of 2022 was $108.59 compared to $66.19 for the second quarter of 2021. Our average realized price (including all commodity derivative cash settlements) in the second quarter of 2022 was $58.55 per Boe compared to $39.81 per Boe in the second quarter of 2021. The gain (loss) on settled commodity derivatives decreased our average realized price per Boe by $24.54 in the second quarter of 2022 and decreased our average realized price per Boe by $5.60 in the second quarter of 2021.

Unsettled commodity derivative gains and losses was a loss of $54.1 million in the second quarter of 2022, compared to a loss of $173.1 million in the second quarter of 2021. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2022, all of our derivative contracts are recorded at their fair value, which was a net liability of $606.0 million, a change of $328.3 million from the $277.7 million net liability recorded as of December 31, 2021. The increased liability at June 30, 2022 as compared to December 31, 2021 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2021. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $64.6 million in the second quarter of 2022, compared to $42.7 million in the second quarter of 2021. On a per unit basis, production expenses increased from $8.59 per Boe in the second quarter of 2021 to $9.77 per Boe in the second quarter of 2022, due in large part to a $4.8 million firm transport charge on our Appalachian Basin properties, and higher processing costs due in part to elevated NGL pricing, which drives increased payments under percentage of proceeds contracts. On an absolute dollar basis, the increase in our production expenses in the second quarter of 2022, as compared to the second quarter of 2021, was primarily due to a 33% increase in production volumes, a 25% increase in the total number of net producing wells and the aforementioned firm transport charge and higher processing costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $43.8 million in the second quarter of 2022 compared to $18.5 million in the second quarter of 2021. The increase is due to higher production and higher realized prices, which significantly increased our oil and natural gas sales in the second quarter of 2022 as compared to the second quarter of 2021. As a percentage of oil and natural gas sales, our production taxes were 8.0% and 8.2% in the second quarter of 2022 and 2021, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales as well as the mix of our production by basin. Oil sales are taxed at a higher rate than natural gas sales.

General and Administrative Expenses

General and administrative expenses were $8.1 million in the second quarter of 2022 compared to $7.6 million in the second quarter of 2021. The increase was primarily due to increases of $1.7 million in compensation expense, $0.5 million in professional fees, and $0.8 million from the timing of other expenditures, which was partially offset by a reduction of $2.5 million in acquisition-related costs in the second quarter of 2022 as compared to the second quarter of 2021.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $54.8 million in the second quarter of 2022, compared to $30.9 million in the second quarter of 2021. Depletion expense, the largest component of DD&A, increased by $23.7 million in the second quarter of 2022 compared to the second quarter of 2021. The aggregate increase in depletion expense was driven by a 33% increase in production levels and a 34% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $8.17 per Boe in the second quarter of 2022 compared to $6.11 per Boe in the second quarter of 2021. The higher depletion rate per Boe was primarily driven by the closing of our CM Resources Acquisition and Comstock Acquisitions in the second half of 2021, coupled with our Veritas Acquisition in Q1 2022, which significantly increased our depletable base. Depreciation, amortization and accretion was $0.7 million and $0.5 million in the second quarter of 2022 and 2021, respectively. The following table summarizes DD&A expense per Boe for the second quarter of 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Depletion	$8.17	$6.11	$2.06	34%
Depreciation, Amortization and Accretion	0.11	0.11	—	—%
Total DD&A Expense	$8.28	$6.22	$2.06	33%

Interest Expense

Interest expense, net of capitalized interest, was $18.4 million in the second quarter of 2022 compared to $15.0 million in the second quarter of 2021. The increase was primarily due to higher levels of debt in the second quarter of 2022 compared to the second quarter of 2021.

Gain (Loss) on the Extinguishment of Debt

    During the second quarter of 2022, we recorded a gain on the extinguishment of debt of $0.2 million, based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof. As a result of our refinancing transactions during the second quarter of 2021, we recorded a loss on the extinguishment of debt of $0.5 million based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof.

Income Tax

During the second quarter of 2022, we recorded income tax expense of $1.0 million related to state income taxes. During the second quarter of 2021, no income tax expense (benefit) was recorded. We continue to maintain a full valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization.

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

Results of Operations for the Six Months Ended June 30, 2022 and June 30, 2021

The following table sets forth selected operating data for the periods indicated.

	Six Months Ended June 30,
	2022	2021	% Change
Net Production:
Oil (Bbl)	7,625,685	5,664,620	35%
Natural Gas and NGLs (Mcf)	32,412,120	16,581,571	95%
Total (Boe)	13,027,705	8,428,215	55%

Net Sales (in thousands):
Oil Sales	$752,708	$319,917	135%
Natural Gas and NGL Sales	253,393	63,131
Gain (Loss) on Settled Commodity Derivatives	(267,475)	(35,152)
Gain (Loss) on Unsettled Commodity Derivatives	(330,110)	(301,695)
Total Revenues	408,516	46,202

Average Sales Prices:
Oil (per Bbl)	$98.71	$56.48	75%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(29.31)	(5.45)
Oil Net of Settled Oil Derivatives (per Bbl)	69.40	51.03	36%

Natural Gas and NGLs (per Mcf)	7.82	3.81	105%
Effect of Gain (Loss) on Settled Natural Gas Derivatives on Average Price (per Mcf)	(1.64)	(0.26)
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	6.18	3.55	74%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	77.23	45.45	70%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	(20.53)	(4.17)
Realized Price on a Boe Basis Including Settled Commodity Derivatives	56.70	41.28	37%

Operating Expenses (in thousands):
Production Expenses	$119,181	$77,010	55%
Production Taxes	78,455	31,967	145%
General and Administrative Expenses	21,879	14,388	52%
Depletion, Depreciation, Amortization and Accretion	107,980	62,128	74%

Costs and Expenses (per Boe):
Production Expenses	$9.15	$9.14	—%
Production Taxes	6.02	3.79	59%
General and Administrative Expenses	1.68	1.71	(2)%
Depletion, Depreciation, Amortization and Accretion	8.29	7.37	12%

Net Producing Wells at Period End	735.0	588.6	25%

Oil and Natural Gas Sales

In the first six months of 2022, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $1,006.1 million compared to $383.0 million in the first six months of 2021, driven by a 55% increase in production and 70% increase in realized prices, excluding the effect of settled commodity derivatives. The higher average realized price in the first six months of 2022 compared to the same period in 2021 was driven by higher average NYMEX oil prices and a lower oil price differential. Oil price differential during the first six months of 2022 was $3.17 per barrel, as compared to $5.74 per barrel in the first six months of 2021. The higher average realized price in the first six months of 2022 as compared to the same period in 2021 was also driven by a $4.01 per Mcf increase in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, in the first six months of 2022 compared to the same period of 2021. See “Market Conditions” above.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Our recent acquisitions were a significant driver of our 55% increase in production levels in the first six months of 2022 compared to the same period in 2021.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a loss of $597.6 million in the first six months of 2022, compared to a loss of $336.8 million in the first six months of 2021. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first six months of 2022, we realized a loss on settled commodity derivatives of $267.5 million, compared to a $35.2 million loss in the first six months of 2021. The decrease in settled derivatives was primarily due to a significant increase in the average NYMEX oil price in the first six months of 2022 compared to the same period of 2021. During the first six months of 2022, our derivative settlements included 5.29 million barrels of oil at an average settlement price of $60.84 per barrel. During the first six months of 2021, our settled commodity derivatives included 4.4 million barrels of oil at an average settlement price of $56.02 per barrel. The average NYMEX oil price for the first six months of 2022 was $101.88 compared to $62.22 for the first six months of 2021. Our average realized price (including all commodity derivative cash settlements) in the first six months of 2022 was $56.70 per Boe compared to $41.28 per Boe in the first six months of 2021. The gain (loss) on settled commodity derivatives decreased our average realized price per Boe by $20.53 in the first six months of 2022 and decreased our average realized price per Boe by $4.17 in the first six months of 2021.

Unsettled commodity derivative gains and losses was a loss of $330.1 million in the first six months of 2022, compared to a loss of $301.7 million in the first six months of 2021. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2022, all of our derivative contracts are recorded at their fair value, which was a net liability of $606.0 million, a change of $328.3 million from the $277.7 million net liability recorded as of December 31, 2021. The increased liability at June 30, 2022 as compared to December 31, 2021 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2021. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $119.2 million in the second quarter of 2022, compared to $77.0 million in the first six months of 2021. On a per unit basis, production expenses were essentially flat at $9.15 per Boe in the first six months of 2022, compared to $9.14 per Boe in the first six months of 2021. Although essentially flat on a per unit basis, increases were driven by a $5.4 million firm transport charge on our Appalachian Basin properties and higher processing costs, which were largely offset by a 55% increase in our production volumes, which increased the production base over which fixed costs are spread. On an absolute dollar basis, the increase in our production expenses in the first six months of 2022, as compared to the first six months of 2021, was primarily due to a 55% increase in production volumes and a 25% increase in the total number of net producing wells and the aforementioned firm transport charge and higher processing costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $78.5 million in the first six months of 2022 compared to $32.0 million in the first six months of 2021. The increase is due to higher production and higher realized prices, which significantly increased our oil and natural gas sales in the first six months of 2022 as compared to the first six months of 2021. As a percentage of oil and natural gas sales, our production taxes were 7.8% and 8.3% in the first six months of 2022 and 2021, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales. Oil sales are taxed at a higher rate than natural gas sales.

General and Administrative Expenses

General and administrative expenses were $21.9 million in the first six months of 2022 compared to $14.4 million in the first six months of 2021. The increase was primarily due to increases of $2.9 million in compensation costs, $1.8 million in acquisition-related costs, and $1.5 million of professional fees in the first six months of 2022 compared to the first six months of 2021.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $108.0 million in the first six months of 2022, compared to $62.1 million in the first six months of 2021. Depletion expense, the largest component of DD&A, increased by $45.5 million in the first six months of 2022 compared to the first six months of 2021. The aggregate increase in depletion expense was driven by a 55% increase in production levels and a 13% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $8.19 per Boe in the first six months of 2022 compared to $7.26 per Boe in the first six months of 2021. The higher depletion rate per Boe was primarily driven by the closing of our CM Resources Acquisition and Comstock Acquisitions in the second half of 2021, coupled with our Veritas Acquisition in Q1 2022, which significantly increased our depletable base. Depreciation, amortization and accretion was $1.3 million and $1.0 million in the first six months of 2022 and 2021, respectively. The following table summarizes DD&A expense per Boe for the first six months of 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Depletion	$8.19	$7.26	$0.93	13%
Depreciation, Amortization and Accretion	0.09	0.11	(0.02)	(18)%
Total DD&A Expense	$8.28	$7.37	$0.91	12%

Interest Expense

Interest expense, net of capitalized interest, was $36.4 million in the first six months of of 2022 compared to $28.5 million in the first six months of 2021. The increase was primarily due to higher levels of debt in the first six months of 2022 compared to the first six months of 2021.

Gain (Loss) on the Extinguishment of Debt

    During the first six months of 2022, we recorded a gain on the extinguishment of debt of $0.2 million based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof. As a result of our refinancing transactions during the first six months of 2021, we recorded a loss on the extinguishment of debt of $13.1 million based on the differences between the reacquisition costs of retiring the applicable debt and the net carrying values thereof.

Income Tax

During the first six months of 2022, we recorded income tax expense of $1.8 million related to state income taxes. During the first six months of 2021, no income tax expense (benefit) was recorded. We continue to maintain a full valuation allowance placed on our net deferred tax asset because of the uncertainty regarding its realization.

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

During the six months ended June 30, 2022, we repurchased and retired (i) 575,000 shares of our 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) for total consideration of $81.2 million, (ii) 447,051 shares of our common stock for total consideration of $12.8 million and (iii) $13.4 million aggregate principal amount of our 2028 Notes for total consideration of $13.1 million, plus accrued interest.

As of June 30, 2022, we had outstanding debt consisting of $367.0 million of borrowings under our Revolving Credit Facility and $736.6 million aggregate principal amount of our 2028 Notes. We had total liquidity of $484.5 million as of June 30, 2022, consisting of $483.0 million of committed borrowing availability under the Revolving Credit Facility and $1.5 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 57% and 61% of our total production volumes in the second quarter of 2022 and 2021, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the six months ended June 30, 2022, we hedged approximately 61% of our production. For a summary as of June 30, 2022, of our open commodity swap contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

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

At June 30, 2022, we had a working capital deficit of $253.1 million, compared to $112.2 million working capital deficit at December 31, 2021. Current assets increased by $167.5 million and current liabilities increased by $308.4 million at June 30, 2022, compared to December 31, 2021. The increase in current assets is primarily due to a $167.3 million increase in our accounts receivable due to higher commodity prices and higher production. The change in current liabilities is due to a $209.3 million increase in our derivative instruments due to the change in fair value as a result of the higher commodity price environment, and a $97.9 million increase in our accounts payable and accrued liabilities due in part to increased completion activity levels on our properties.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. The Company typically enters into commodity derivative transactions covering a substantial, but varying, portion of its anticipated future oil and gas production for the next 12 to 24 months. Our cash flows for the six months ended June 30, 2022 and 2021 are presented below:

	Six Months Ended June 30,
(In thousands, unaudited)	2022	2021
Net Cash Provided by Operating Activities	$364,273	$168,952
Net Cash Used for Investing Activities	(545,777)	(213,541)
Net Cash Provided by Financing Activities	173,456	48,004
Net Change in Cash	$(8,048)	$3,415

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2022 was $364.3 million, compared to $169.0 million in the same period of the prior year. This increase was due to higher production volumes and higher realized commodity prices (including the effect of settled derivatives), which was partially offset by higher operating costs and interest costs, as well as changes in working capital. Net cash provided by operating activities is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the six months ended June 30, 2022 was a deficit of $122.9 million compared to a deficit of $33.0 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2022 and 2021 were $545.8 million and $213.5 million, respectively. The increase in cash used in investing activities for the first six months of 2022 as compared to the same period of 2021 was attributable to a $320.1 million increase in our development and acquisition spending, which included the closing of our Veritas Acquisition in the first quarter of 2022. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $159.0 million and $101.0 million at June 30, 2022 and 2021, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the six months ended June 30, 2022, our capitalized costs incurred for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $620.6 million, while the actual cash spend in this regard amounted to $524.2 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the six months ended June 30, 2022 and 2021 are summarized in the following table:

	Six Months Ended June 30,
(In millions, unaudited)	2022	2021
Drilling and Development Capital Expenditures	$152.9	$72.6
Acquisition of Oil and Natural Gas Properties	369.7	130.8
Other Capital Expenditures	1.6	0.7
Total	$524.2	$204.1

Cash Flows from Financing Activities

Net cash provided by financing activities was $173.5 million during the six months ended June 30, 2022, compared to net cash used for financing activities of $48.0 million during the six months ended June 30, 2021. For the six months ended June 30, 2022, cash provided by financing activities was primarily related to $312.0 million of net advances under our

Revolving Credit Facility, which was partially offset by $81.2 million in repurchases of preferred stock, $12.8 million in repurchases of common stock, $17.0 million of common stock dividend payments, and $5.9 million of preferred stock dividend payments. For the six months ended June 30, 2021, cash used for financing activities was primarily related to $295.9 million in repurchases of Second Lien Notes, net repayments under our Revolving Credit Facility of $269.0 million and the retirement of VEN Bakken Note for $130.0 million, which was partially offset by the net proceeds of our 2028 Notes of $537.6 million and equity offerings of $228.2 million.

Revolving Credit Facility

In June 2022, we entered into the Revolving Credit Facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto, which amended and restated our existing revolving credit facility that was entered into in November 2019. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of June 30, 2022, the Revolving Credit Facility had a borrowing base of $1.3 billion and an elected commitment amount of $850.0 million, and we had $367.0 million in borrowings outstanding under the facility, leaving $483.0 million in available committed borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Unsecured Notes due 2028

As of June 30, 2022, we had outstanding $736.6 million aggregate principal amount of our 2028 Notes. See Note 4 to our condensed financial statements for further details regarding the 2028 Notes.

Series A Preferred Stock

As of June 30, 2022, we had 1,643,732 outstanding shares of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), having an aggregate liquidation preference of $164.4 million (excluding accumulated dividends). See Note 5 to our condensed financial statements for further details regarding the Series A Preferred Stock.

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

The following table summarizes our open crude oil swap contracts as of June 30, 2022, by fiscal quarter.

Settlement Period	Oil (Barrels)	Weighted Average Price ($)
Swaps-Crude Oil(1)
2022:
Q3	2,838,200	$63.78
Q4	2,796,800	64.17
2023:
Q1	1,847,250	$73.31
Q2	1,729,000	75.20
Q3	1,345,500	77.00
Q4	1,288,000	75.78
2024:
Q1	643,825	$78.10
Q2	641,550	77.04
Q3	632,500	75.34
Q4	259,900	69.63
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

The following table summarizes our open natural gas swap contracts as of June 30, 2022, by fiscal quarter.

Contract Period	Gas (MMBTU)	Weighted Average Price ($)
Swaps-Natural Gas(1)
2022:
Q3	9,660,000	$3.18
Q4	9,190,000	3.54
2023:
Q1	6,580,000	$3.98
Q2	2,760,000	3.97
Q3	2,760,000	4.06
Q4	2,357,000	4.06
2024:
Q1	1,530,000	$3.87
Q2	1,564,000	3.87
Q3	1,564,000	3.87
Q4	1,037,000	3.87
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

Interest Rate Risk

Our long-term debt as of June 30, 2022 was comprised of borrowings that contain fixed and floating interest rates. The 2028 Notes bear cash interest at a fixed rate. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement (see Note 4 to our condensed financial statements).

The Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of June 30, 2022, we had interest rate swaps with a total notional amount of $100.0 million.

As a result, changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at June 30, 2022 would cost us approximately $2.7 million in additional annual interest expense.

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

As of June 30, 2022, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
Month #1
April 1, 2022 to April 30, 2022	—	—	—	$ 150.0 million
Month #2
May 1, 2022 to May 31, 2022	—	—	—	150.0 million
Month #3
June 1, 2022 to June 30, 2022	447,051	$28.65	447,051	137.2 million
Total	447,051	$28.65	447,051	$ 137.2 million
______________
(1)In May 2022, our board of directors approved and the Company promptly announced a stock repurchase program to acquire up to $150 million of shares of our outstanding common stock. The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	By-Laws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2018
3.4	Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated November 22, 2019	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
3.5	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 2, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2020
3.6	Certificate of Amendment to the Certificate of Designations of 6.500% Series A Perpetual Cumulative Convertible Preferred Stock of Northern Oil and Gas, Inc., dated January 17, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2020
4.1	Indenture, dated May 15, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.50% Senior Secured Second Lien Notes due 2023)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
4.2	First Supplemental Indenture, dated September 18, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
4.3	Second Supplemental Indenture, dated October 5, 2018, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2018
4.4	Third Supplemental Indenture, dated November 22, 2019, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2019
4.5	Fourth Supplemental Indenture, dated February 18, 2021, among the Company and Wilmington Trust, National Association, as trustee and collateral agent	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
4.6	Indenture, dated February 18, 2021, between the Company and Wilmington Trust, National Association, as trustee (including Form of 8.125% Senior Note due 2028)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
4.7	First Supplemental Indenture, dated November 15, 2021, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2021
4.8	Warrant to Purchase Common Shares, dated April 1, 2021, by and between Northern Oil and Gas, Inc. and Reliance Marcellus, LLC	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2021
4.9	Form of Warrant to Purchase Common Shares, dated January 27, 2022	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2022

10.1	Third Amended and Restated Credit Agreement, dated as of June 7, 2022, among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2022
10.2	Separation and Release Agreement, dated as of July 13, 2022, by and between Northern Oil and Gas, Inc. and Mike Kelly	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2022
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	August 4, 2022	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer (on behalf of Registrant)

Date:	August 4, 2022	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal financial and accounting officer (on behalf of Registrant)