Form 10-Q
period 2023-03-31
NORTHERN OIL & GAS, INC.
filed 2023-05-05
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 1, 2023, there were 85,363,723 shares of our common stock, par value $0.001, outstanding.

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

“Boepd.” Boe per day.

“Btu” or “British Thermal Unit.”  The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

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

“Gross acres” or “Gross wells.”  The total acres or wells, as the case may be, in which a working interest is owned.

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

“Pre-tax PV-10%” or “PV-10.”  The estimated future net revenue, discounted at a rate of 10% per annum, before income taxes and with no price or cost escalation or de-escalation in accordance with guidelines promulgated by the SEC.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

March 31, 2023

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS

(In thousands, except par value and share data)	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$6,073	$2,528
Accounts Receivable, Net	274,399	271,336
Advances to Operators	40,985	8,976
Prepaid Expenses and Other	2,328	2,014
Derivative Instruments	72,156	35,293
Income Tax Receivable	—	338
Total Current Assets	395,941	320,485

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	7,019,244	6,492,683
Unproved	41,846	41,565
Other Property and Equipment	7,096	6,858
Total Property and Equipment	7,068,185	6,541,106
Less – Accumulated Depreciation, Depletion and Impairment	(4,152,245)	(4,058,180)
Total Property and Equipment, Net	2,915,940	2,482,926

Derivative Instruments	14,495	12,547
Acquisition Deposit	—	43,000
Other Noncurrent Assets, Net	16,490	16,220

Total Assets	$3,342,866	$2,875,178

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$134,264	$128,582
Accrued Liabilities	162,066	121,737
Accrued Interest	15,221	24,347
Income Tax Payable	353	—
Derivative Instruments	27,560	58,418
Contingent Consideration	3,931	10,107
Other Current Liabilities	1,905	1,781
Total Current Liabilities	345,300	344,972

Long-term Debt, Net	1,756,949	1,525,413
Derivative Instruments	156,603	225,905
Asset Retirement Obligations	32,905	31,582
Other Noncurrent Liabilities	3,042	2,045

Total Liabilities	$2,294,799	$2,129,917

Commitments and Contingencies

Stockholders’ Equity

Common Stock, Par Value $.001; 135,000,000 Shares Authorized; 85,370,223 Shares Outstanding at 3/31/2023 85,165,807 Shares Outstanding at 12/31/2022	487	487
Additional Paid-In Capital	1,708,147	1,745,532
Retained Deficit	(660,568)	(1,000,759)
Total Stockholders’ Equity	1,048,067	745,260
Total Liabilities and Stockholders’ Equity	$3,342,866	$2,875,178
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2023	2022
Revenues
Oil and Gas Sales	$426,234	$456,458
Gain (Loss) on Commodity Derivatives, Net	153,656	(489,388)
Other Revenues	2,324	—
Total Revenues	582,214	(32,930)

Operating Expenses
Production Expenses	78,088	54,540
Production Taxes	34,918	34,616
General and Administrative Expenses	13,000	13,813
Depletion, Depreciation, Amortization and Accretion	94,618	53,185
Other Expenses	1,001	—
Total Operating Expenses	221,625	156,154

Income (Loss) From Operations	360,589	(189,084)

Other Income (Expense)
Interest Expense, Net of Capitalization	(30,143)	(17,977)
Gain (Loss) on Unsettled Interest Rate Derivatives, Net	(1,017)	1,290
Gain on Extinguishment of Debt, Net	659	—
Contingent Consideration Gain	6,176	—
Other Income (Expense)	4,619	—
Total Other Income (Expense)	(19,706)	(16,687)

Income (Loss) Before Income Taxes	340,883	(205,771)

Income Tax Provision (Benefit)	692	789

Net Income (Loss)	$340,191	$(206,560)

Cumulative Preferred Stock Dividend	—	(3,016)

Premium on Repurchase of Preferred Stock	—	(14,957)

Net Income (Loss) Attributable to Common Stockholders	$340,191	$(224,533)

Net Income (Loss) Per Common Share – Basic	$4.01	$(2.92)
Net Income (Loss) Per Common Share – Diluted	$3.98	$(2.92)
Weighted Average Common Shares Outstanding – Basic	84,915,729	76,922,543
Weighted Average Common Shares Outstanding – Diluted	85,407,197	76,922,543
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$340,191	$(206,560)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization, and Accretion	94,618	53,185
Amortization of Debt Issuance Costs	1,751	1,078
(Gain) Loss on Extinguishment of Debt	(659)	—
Amortization of Bond Premium on Long-term Debt	(510)	(531)
Deferred Income Taxes	692	789
Unrealized (Gain) Loss of Derivative Instruments	(138,970)	382,937
(Gain) Loss on Contingent Consideration	(6,176)	—
Stock-Based Compensation Expense	2,151	1,447
Other	3,084	2,675
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(2,866)	(102,033)
Prepaid and Other Expenses	(314)	(698)
Accounts Payable	(11,903)	33,243
Accrued Interest	(8,915)	(14,488)
Accrued Liabilities and Expenses	(2,866)	2,991
Net Cash Provided by Operating Activities	269,308	154,034

Cash Flows from Investing Activities
Capital Expenditures on Oil and Natural Gas Properties	(460,982)	(417,482)
Purchases of Other Property and Equipment	(238)	(117)
Net Cash Used for Investing Activities	(461,220)	(417,599)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	337,000	434,000
Repayments on Revolving Credit Facility	(87,000)	(118,000)
Repurchase of Senior Notes	(18,436)	—
Debt Issuance Costs Paid	(32)	(13)
Repurchases of Common Stock	(8,004)	—
Repurchases of Preferred Stock	—	(50,225)
Restricted Stock Surrenders - Tax Obligations	(2,616)	(2,206)
Common Dividends Paid	(25,454)	(6,176)
Net Cash Provided by Financing Activities	195,458	257,380

Net Increase (Decrease) in Cash and Cash Equivalents	3,545	(6,185)

Cash and Cash Equivalents - Beginning of Period	2,528	9,519

Cash and Cash Equivalents - End of Period	6,073	3,335
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2022	85,165,807	$487	—	$—	$1,745,532	$(1,000,759)	$745,260

Issuance of Common Stock	193,293	—	—	—	—	—	—
Restricted Stock Forfeitures	(6,854)	—	—	—	(54)	—	(54)
Share Based Compensation	—	—	—	—	2,316	—	2,316
Restricted Stock Surrenders - Tax Obligations	(98,052)	—	—	—	(2,616)	—	(2,616)
Issuance of Common Stock in Exchange for Warrants	403,780	—	—	—	—	—	—
Repurchases of Common Stock	(287,751)	—	—	—	(8,004)	—	(8,004)
Common Stock Dividends Declared	—	—	—	—	(29,026)	—	(29,026)
Net Income	—	—	—	—	—	340,191	340,191
March 31, 2023	85,370,223	$487	—	$—	$1,708,147	$(660,568)	$1,048,067

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2021	77,341,921	$479	2,218,732	$2	$1,988,649	$(1,773,996)	$215,135

Issuance of Common Stock	15,651	—	—	—	—	—	—
Restricted Stock Forfeitures	(1,815)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,499	—	1,499
Restricted Stock Surrenders - Tax Obligations	(89,620)	—	—	—	(2,206)	—	(2,206)
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	—	—	—	—	17,870	—	17,870
Repurchases of Preferred Stock	—	—	(362,671)	—	(50,225)	—	(50,225)
Common Stock Dividends Declared	—	—	—	—	(10,815)	—	(10,815)
Net Loss	—	—	—	—	—	(206,560)	(206,560)
March 31, 2022	77,266,137	$479	1,856,061	$2	$1,944,773	$(1,980,556)	$(35,302)

___________
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

NOTE 2     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial information included herein is unaudited. The balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements for the year ended December 31, 2022. However, such information includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022, which were included in the Company’s 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three months ended March 31, 2023 and 2022, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two primary sources: oil sales and natural gas and NGL sales. Substantially all of the Company’s oil and natural gas sales come from three geographic areas in the United States: the Williston Basin (North Dakota and Montana), the Appalachian Basin (Pennsylvania), and the Permian Basin (New Mexico and Texas). The following tables present the disaggregation of the Company’s oil revenues and natural gas and NGL revenues by basin for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$212,723	$142,655	$—	$355,378	$268,010	$80,816	$—	$348,826
Natural Gas and NGL Revenues	32,423	23,104	15,329	70,856	62,620	18,214	26,797	107,632
Other	—	2,324	—	2,324	—	—	—	—
Total	$245,146	$168,083	$15,329	$428,558	$330,631	$99,030	$26,797	$456,458

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the development, exploitation, production and exploration activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three months ended March 31, 2023, the Company’s top four operators made up 38% of total oil and natural gas sales, compared to 43% for the three months ended March 31, 2022.

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

Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) are computed by dividing net income (loss) attributable to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock options or warrants and vesting of restricted stock awards, and shares issuable upon conversion of the Preferred Stock or Convertible Notes (see Note 4). The number of potential common shares outstanding are calculated using the treasury stock or if-converted method.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2023	2022
Net Income (Loss)	$340,191	$(206,560)
Less: Cumulative Dividends on Preferred Stock	—	(3,016)
Less: Premium on Repurchase of Preferred Stock	—	(14,957)
Net (Income) Loss Attributable to Common Stockholders	340,191	$(224,533)

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	84,915,729	76,922,543
Plus: Dilutive Effect of Restricted Stock, Warrants, Preferred Shares and Convertible Notes	491,468	—
Weighted Average Common Shares Outstanding – Diluted	85,407,197	76,922,543

Net Income (Loss) per Common Share:
Basic	$4.01	$(2.92)
Diluted	$3.98	$(2.92)

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock	610	239,033

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Three Months Ended March 31,
(In thousands)	2023	2022
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$28,878	$29,147
Cash Paid During the Period for Income Taxes	—	65

Non-cash Investing Activities:
Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	217,065	139,799
Capitalized Asset Retirement Obligations	962	1,586
Compensation Capitalized on Oil and Gas Properties	111	53
Issuance of Common Stock Warrants - Acquisition of Oil and Natural Gas Properties	—	17,870

Non-cash Financing Activities:
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	—	17,870
Issuance of Common Stock in Exchange for Warrants	13,328	—
Common Stock Dividends Declared, But Not Paid	29,021	10,815

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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The Company did not have any impairment of its proved oil and gas properties for the three months ended March 31, 2023 and 2022, respectively.

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

2023 Acquisitions

In addition to the closing of the MPDC Acquisition (defined below), during the three months ended March 31, 2023, the Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $13.0 million.

MPDC Acquisition

On January 5, 2023, the Company completed its acquisition (the “MPDC Acquisition”) of certain oil and gas properties, interests and related assets from Midland Petro D.C. Partners, LLC and Collegiate Midstream LLC (collectively, “MPDC”), effective as of August 1, 2022. At closing, the Company acquired a 39.958% working interest in MPDC’s four-unit development project in the Permian Midland Basin, which includes an interest in gathering assets associated with the project.

The total consideration at closing was $319.9 million in cash. As a result of customary post-closing adjustments, the Company reduced its proved oil and natural gas properties and total consideration by $11.3 million subsequent to closing.

The results of operations from the acquisition from the January 5, 2023 closing date through March 31, 2023, represented approximately $27.3 million of revenue and $16.8 million of income from operations. The Company incurred $3.4 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$320,395
Total assets acquired	320,395
Asset retirement obligations	(451)
Net assets acquired	$319,944

Fair value of consideration paid for net assets:
Cash consideration	$319,944
Total fair value of consideration transferred	$319,944

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

The total consideration was $408.8 million, which included $390.9 million in cash and warrants to purchase 1,939,998 shares of the Company’s common stock, par value $0.001 per share, at an exercise price equal to $28.30 per share. The warrants had a total estimated fair value of $17.9 million. As a result of customary post-closing adjustments, the Company further decreased its proved oil and natural gas properties and total consideration by $3.0 million subsequent to closing.

The results of operations from the acquisition from the January 27, 2022 closing date through December 31, 2022, represented approximately $244.1 million of revenue and $168.0 million of income from operations. The Company incurred $7.3 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the date of acquisition:

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

The total consideration at closing was $159.8 million which includes $158.0 million in cash and $1.8 million in value attributable to potential additional contingent consideration (described in more detail below). As a result of customary post-closing adjustments, the Company reduced its proved oil and natural gas properties and total consideration by $6.6 million subsequent to closing.

The results of operations from the acquisition from the August 15, 2022 closing date through December 31, 2022, represented approximately $25.3 million of revenue and $17.0 million of income from operations. The Company incurred $1.1 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

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

The total consideration at closing was $110.1 million in cash. As a result of customary post-closing adjustments, the Company reduced its proved oil and natural gas properties and total consideration by $3.2 million subsequent to closing.

The results of operations from the acquisition from the October 3, 2022 closing date through December 31, 2022, represented approximately $9.4 million of revenue and $6.8 million of income from operations. The Company incurred $0.8 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

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

The total consideration at closing was $164.0 million, which includes $153.9 million in cash and $10.1 million in value attributable to potential additional contingent consideration (described in more detail below). As a result of customary post-closing adjustments, the Company increased its proved oil and natural gas properties and total consideration by $0.3 million subsequent to closing.

The results of operations from the acquisition from the December 1, 2022 closing date through December 31, 2022, represented approximately $2.6 million of revenue and $1.5 million of income from operations. The Company incurred $1.3 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$164,300
Total assets acquired	164,300
Asset retirement obligations	(278)
Net assets acquired	$164,023

Fair value of consideration paid for net assets:
Cash consideration	$153,916
Contingent consideration	10,107
Total fair value of consideration transferred	$164,023

A contingent consideration liability arising from potential additional consideration in connection with the Alpha Acquisition was recognized at its fair value. The seller has the potential to earn additional cash consideration dependent upon average front month NYMEX WTI oil pricing during the first six months of 2023. The amount will be determined on a sliding scale from zero additional consideration if such pricing is below $75.00 per barrel, up to $22.5 million of additional consideration if such pricing is at least $87.85 per barrel. The acquisition date fair value of the potential additional consideration, totaling $10.1 million, was recorded within contingent consideration liabilities on the Company’s condensed balance sheets. Changes in the fair value of the liability are recorded in other income (expense) on the Company’s condensed statement of operations. For the three months ended March 31, 2023 we recorded a $6.2 million contingent consideration gain relating to the change in fair value of the liability.

Delaware Acquisition

On December 16, 2022, the Company completed the acquisition of certain non-operated oil and gas properties, interests and related assets in the Permian Delaware Basin from a private seller, effective as of November 1, 2022 (the “Delaware Acquisition”).

The total consideration at closing was $131.6 million in cash. As a result of customary post-closing adjustments, the Company increased its proved oil and natural gas properties and total consideration by $0.1 million subsequent to closing.

The results of operations from the acquisition from the December 16, 2022 closing date through December 31, 2022, represented approximately $1.2 million of revenue and $0.7 million of income from operations. The Company incurred $1.3 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$131,773
Total assets acquired	131,773
Asset retirement obligations	(155)
Net assets acquired	$131,618

Fair value of consideration paid for net assets:
Cash consideration	$131,618
Total fair value of consideration transferred	$131,618

Pro Forma Information

The following summarized unaudited pro forma condensed statement of operations information for the three months ended March 31, 2022, assumes that the MPDC Acquisition and each of the 2022 Bolt-on Acquisitions occurred as of January 1, 2022. There is no pro forma information included for the three months ended March 31, 2023, because the Company’s actual financial results for such period fully reflect all such acquisitions. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisitions as of January 1, 2022, or that would be attained in the future.

Three Months Ended
(In thousands)	March 31, 2022
Total Revenues	$107,005
Net Income (Loss)	(103,782)

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or impaired. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. For the three months ended March 31, 2023 and 2022, unproved properties of $0.6 million and $1.3 million, respectively, were impaired.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	March 31, 2023
(In thousands)	Principal Balance	Unamortized Premium	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$569,000	$—	$—	$569,000
Senior Notes	705,108	9,901	(11,072)	703,937
Convertible Notes	500,000	—	(15,988)	484,012
Total	$1,774,108	$9,901	$(27,060)	$1,756,949

	December 31, 2022
	Principal Balance	Unamortized Net Premium	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$319,000	$—	$—	$319,000
Senior Notes	724,235	10,682	(11,946)	722,972
Convertible Notes	500,000	—	(16,558)	483,442
Total	$1,543,235	$10,682	$(28,504)	$1,525,413

________________
(1)Debt issuance costs related to the Company’s Revolving Credit Facility of $10.4 million and $10.9 million as of March 31, 2023 and December 31, 2022, are recorded in “Other Noncurrent Assets, Net” in the balance sheets.

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

The Revolving Credit Facility is comprised of revolving loans and letters of credit and is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. As of March 31, 2023, the borrowing base was $1.6 billion and the aggregate elected commitment amount was $1.0 billion. The Company’s borrowing availability under the Revolving Credit Facility is set at the lesser of the borrowing base and the elected commitment amount. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available to each of the Company and the Agent (acting at the direction of the lenders holding at least two-thirds of commitments and loans outstanding under the Revolving Credit Facility) between scheduled redeterminations. Upon an acquisition of oil and gas properties with an aggregate value exceeding 5% of the borrowing base, the Company may request an additional redetermination. The scheduled redetermination are based on a December 31st or June 30th reserve report, as applicable, prepared under the supervision of the Company’s chief engineer and, in the case of the December 31st reserve report, audited by an approved petroleum engineer (reasonably acceptable to the Agent). The Company has the option to seek commitments for term loans, which such term loans (if obtained) are capped at the least of (1) the borrowing base minus the aggregate elected commitment amount minus the then-outstanding principal amount of term loans, (ii) the aggregate elected commitment amount minus the then-outstanding principal amount of term loans and (iii) $500.0 million. Such term loans are subject to certain other terms of the Revolving Credit Facility.

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

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under FASB ASC 815, current maturities under the Revolving Credit Facility and current maturities of any long-term debt) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of March 31, 2023.

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

During the three months ended March 31, 2023, the Company repurchased and retired $19.1 million in aggregate principal amount of the Senior Notes in open market transactions for a total of $18.4 million in cash, plus accrued interest. During 2022, the Company repurchased and retired $25.8 million in aggregate principal amount of the Senior Notes in open market transactions for a total of $24.9 million in cash, plus accrued interest.

The Senior Notes will mature on March 1, 2028. Interest on the Senior Notes is payable semi-annually in arrears on each March 1 and September 1 to holders of record on the February 15 and August 15 immediately preceding the related interest payment date, at a rate of 8.125% per annum. Prior to March 1, 2024, the Company may redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. On or after March 1, 2024, the Company may redeem all or a part of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 104.063% for the twelve-month period beginning on March 1, 2024, 102.031% for the twelve-month period beginning on March 1, 2025, and 100% beginning on March 1, 2026, plus accrued and unpaid interest to the redemption date.

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

Convertible Notes

On October 14, 2022, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (the “Convertible Notes Indenture”), pursuant to which the Company issued $500.0 million in aggregate principal amount of 3.625% convertible senior notes due 2029 (the “Convertible Notes”). The proceeds of the Convertible Notes were used to refinance existing indebtedness and for other general corporate purposes. The Convertible Notes mature on April 15, 2029, unless earlier repurchased, redeemed or converted. The Convertible Notes accrue interest at a rate of 3.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2023.

Before October 16, 2028, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after October 16, 2028, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of its common stock. However, upon conversion of any Convertible Notes, the conversion value, which will be determined over a period of 40 trading days, will be paid in cash up to at least the principal amount of the Convertible Notes being converted. The initial conversion rate was 26.3104 shares of common stock per $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $38.01 per share of common stock. The conversion rate and conversion price are subject to customary anti-dilution and other adjustments upon the occurrence of certain events. As of March 31, 2023, the conversion rate was 26.3464 shares of common stock per $1,000 principal amount of Convertible Notes, which represented a conversion price of approximately $37.96 per share of common stock. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Convertible Notes are redeemable, in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after April 15, 2026 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Convertible Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

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

The Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Convertible Notes Indenture), which include the following: (i) certain payment defaults on the Convertible Notes due 2029 (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Convertible Notes Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Convertible Notes Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and any subsidiaries that the Company may form or acquire in the future, taken as a whole, to another person; (iv) a default by the Company in certain of its other obligations or agreements under the Convertible

Notes Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Convertible Notes Indenture; (v) certain defaults by the Company or any subsidiaries that the Company may form or acquire in the future with respect to indebtedness for borrowed money of at least $50.0 million; (vi) the rendering of certain judgments against the Company or any of its subsidiaries for the payment of at least $50.0 million, where such judgments are not paid, discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries that the Company may form or acquire in the future.

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

Capped Call Transactions

In October 2022, in connection with the Convertible Notes offering described above, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the Convertible Notes and/or their respective affiliates and/or other financial institutions. The Company paid $36.1 million in total consideration to enter into the Capped Call Transactions. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, the number of shares of common stock initially underlying the Convertible Notes. The Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions was initially approximately $52.17 per share of common stock, which represents a premium of 75% over the last reported sale price of the common stock of $29.81 per share on October 11, 2022, and is subject to certain customary adjustments under the terms of the Capped Call Transactions. As of March 31, 2023, the cap price of the Capped Call Transactions was approximately $52.10 per share of common stock.

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue up to 135,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2023, the Company had 85,370,223 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2023, the Company had zero shares of preferred stock issued and outstanding.

2023 Activity

Common Stock

During the three months ended March 31, 2023, 98,052 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $2.6 million, which is based on the market prices on the dates the shares were surrendered.

During the three months ended March 31, 2023, the Company issued 403,780 shares of common stock in exchange for the surrender and cancellation of a portion of the warrants originally issued by the Company at closing of the Veritas Acquisition, which immediately prior to their cancellation were exercisable for an aggregate of approximately 824,602 shares of common stock at an exercise price of $27.4946 per share.

Dividends

In February 2023, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.34 per share. The dividend was paid on April 28, 2023 to stockholders of record as of the close of business on March 30, 2023.

Stock Repurchase Program

In May 2022, the Company’s Board of Directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the three months ended March 31, 2023, the Company repurchased 287,751 shares of its common stock under the stock repurchase program at a total cost of $8.0 million. During the three months ended March 31, 2022, the Company did not repurchase shares of its common stock under the stock repurchase program.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION AND WARRANTS

Stock-Based Compensation

The Company maintains its 2018 Equity Incentive Plan (the “2018 Plan”), for making equity-based awards to employees, directors and other eligible persons. As of March 31, 2023, there were 273,141 shares available for future awards under the 2018 Plan.

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

The following table reflects the outstanding RSAs and activity related thereto for the three months ended March 31, 2023:

	Service-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2022	316,333	$16.39
Shares granted	193,293	32.83
Shares forfeited	(6,854)	21.37
Shares vested	(219,284)	16.68
Outstanding at March 31, 2023	283,488	$24.38

At March 31, 2023, there was $4.8 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 1.02 years. For the three months ended March 31, 2023 and 2022, the total fair value of the Company’s restricted stock awards vested was $5.5 million and $4.6 million, respectively.

Performance Equity Awards

In April 2022, the Company granted performance equity awards under its 2022 executive compensation program to certain executive officers. The awards were subject to a market condition, which was based on a comparison of the Company versus a defined peer group with respect to total shareholder return (“TSR”) based on the last 20 trading days of 2022 compared to the same period of 2021. Depending on the Company’s TSR relative to the defined peer group, the award recipients in the aggregate could earn between zero and $2.4 million in the form of awards expected to be settled in restricted shares. In January 2023, the Company issued 74,220 restricted shares of common stock in settlement of these awards, with service-based vesting over three years. For the three months ended March 31, 2023, the Company recorded $0.2 million of compensation expense in connection with the performance equity awards.

Warrants

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

In March 2023, the Company issued 403,780 shares of common stock in exchange for the surrender and cancellation of a portion of the warrants originally issued by the Company at closing of the Veritas Acquisition, which immediately prior to their cancellation were exercisable for an aggregate of approximately 824,602 shares of common stock at an exercise price of $27.4946 per share. Neither the Company nor the holders paid any cash consideration in the transaction.

The following table reflects the outstanding warrants and activity related thereto for the three months ended March 31, 2023:

	Warrants
	Number of Warrants	Weighted-average Exercise Price
Outstanding at December 31, 2022	1,996,829	$27.49
Issued	—	—
Anti-Dilution Adjustments for Common Stock Dividends	13,609	27.49
Exercised	—	—
Cancelled	(824,602)	27.49
Expired	—	—
Outstanding at March 31, 2023	1,185,836	$27.18

NOTE 7     RELATED PARTY TRANSACTIONS

Preferred Stock Repurchase

During February 2022, we entered into and closed three separate stock repurchase agreements pursuant to which we repurchased an aggregate of 71,894 shares of the Company’s 6.500% Series A Perpetual Cumulative Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), on identical financial terms from each party for an aggregate purchase price of approximately $9.5 million in cash. Of the total amount, 21,894 shares were repurchased from affiliates of TRT Holdings, Inc. for $2.9 million in cash. Two of our directors were employed by TRT Holdings, Inc., which together with its affiliates beneficially owned more than 10% of our outstanding common stock at the time of the transactions described in this paragraph.

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

NOTE 9     INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2023 and 2022 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to the recognition of a full valuation allowance during the three months ended March 31, 2023 and 2022, respectively.

In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized. In making such determination, the Company considers all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies. If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance. The Company assesses the appropriateness of its valuation allowance on a quarterly basis. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of any portion of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. It is reasonably possible that sufficient positive evidence will exist within the next 12 months, and as soon as the second quarter of

2023, to release our current valuation allowance position which would be indicative of our ability to utilize deferred tax assets in the future. The exact timing and amount of the valuation allowance release are subject to change based on the evaluation of all evidence and actual results, including, but not limited to, the level of profitability that we are forecasted to achieve in future periods. At March 31, 2023 and December 31, 2022, the Company maintains a full valuation allowance on its net DTAs.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements at March 31, 2023 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$72,156	$—
Commodity Derivatives – Noncurrent Assets	—	14,495	—
Commodity Derivatives – Current Liabilities	—	(27,560)	—
Commodity Derivatives – Noncurrent Liabilities	—	(156,603)	—
Contingent Consideration – Current Liabilities	—	(3,931)	—
Total	$—	$(101,445)	$—

	Fair Value Measurements at December 31, 2022 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$34,276	$—
Commodity Derivatives – Noncurrent Assets	—	12,547	—
Commodity Derivatives – Current Liabilities	—	(58,418)	—
Commodity Derivatives – Noncurrent Liabilities	—	(225,905)	—
Interest Rate Derivatives - Noncurrent Assets	—	1,017	—
Contingent Consideration – Current Liabilities	—	(10,107)	—
Total	$—	$(246,590)	$—

Subsequent to the issuance of the Company’s financial statements as of and for the period ended December 31, 2022, the Company identified an immaterial error in the presentation of the Fair Value footnote disclosure in which the line item “Contingent Consideration – Current Liabilities” was improperly presented as a positive value as opposed to a negative value. Accordingly, within the “Contingent Consideration – Current Liabilities” line included in the table above, the Company has corrected the amount in the line item and total for the table as of December 31, 2022. Management evaluated the materiality of this error from quantitative and qualitative perspectives and concluded the error was immaterial to the prior period. The error did not impact the balance sheet, statement of operations, statement of cash flows, or statement of stockholder’s equity.

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

Contingent Consideration. These Level 2 instruments presented in the tables above consist of contingent consideration liabilities potentially payable by the Company in connection with the Alpha Acquisition (see Note 3). The fair value of these liabilities was estimated using observable market data (NYMEX WTI forward price curve) and Monte Carlo simulation models. The acquisition date fair values were recorded within contingent consideration liabilities on the Company’s balance sheets. Changes in the fair value of the liability are recorded in other income (expense) in the Company’s statement of operations.

Fair Value of Other Financial Instruments

The carrying amounts of cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments.

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s Senior Notes and Convertible Notes was $699.8 million and $535.0 million, respectively, at March 31, 2023. The fair value of the Company’s Senior Notes and Convertible Notes are based on market quotes, that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the SOFR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of ASC Topic 410, Asset Retirement and Environmental Obligations.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the three months ended March 31, 2023 were approximately $0.8 million.

The Company accounts for acquisitions of oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company’s acquisitions of oil and natural gas properties during the three months ended March 31, 2023 and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the three months ended March 31, 2023.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed financial statements:

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash Received (Paid) on Settled Derivatives	$13,670	$(105,161)
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	139,987	(384,227)
Gain (Loss) on Commodity Derivatives, Net	$153,656	$(489,388)

The following table summarizes open commodity derivative positions as of March 31, 2023, for commodity derivatives that were entered into through March 31, 2023, for the settlement period presented:

	2023	2024	2025
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	5,668,750	2,177,775	—
Weighted-Average Price ($/Bbl)	$76.34	$75.98	$—
WTI NYMEX - Swaptions(1)(2):
Volume (Bbl)	—	2,424,750	684,375
Weighted-Average Price ($/Bbl)	$—	$67.61	$61.68
Argus American Crude WTI Midland to WTI NYMEX - Basis Swaps:
Volume (Bbl)	1,715,000	2,562,000	730,000
Weighted-Average Price ($/Bbl)	$1.39	$1.30	$1.00
WTI NYMEX - Call Options(1)(3):
Volume (Bbl)	281,875	3,452,210	2,647,345
Weighted-Average Price ($/Bbl)	$71.55	$65.54	$71.54
WTI NYMEX - Collars:
Collar Put Volume (Bbl)	3,463,250	3,081,250	478,500
Collar Call Volume (Bbl)	4,367,700	4,554,150	774,750
Weighted-average floor price (Bbl)	$72.98	$69.94	$70.00
Weighted-average ceiling price (Bbl)	$87.81	$84.94	$78.42

Natural Gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	16,036,000	9,795,000	1,670,000
Weighted-Average Price ($/MMBtu)	$4.43	$4.14	$4.00
Waha Inside FERC to Henry Hub - Basis Swaps:
Volume (MMBtu)	1,925,000	2,562,000	2,128,000
Weighted-Average Differential ($/MMBtu)	$(1.53)	$(1.53)	$(1.53)
NE - TETCO M2 - Basis Swaps:
Volume (MMBtu)	11,155,000	3,660,000	—
Weighted-Average Differential ($/MMBtu)	$(1.04)	$(1.24)	$—
Henry Hub NYMEX - Call Options:
Volume (MMBtu)	—	5,490,000	5,475,000
Weighted-Average Price ($/MMBtu)	$—	$3.87	$3.87
Henry Hub NYMEX - Collars:
Collar Put Volume (MMBtu)	14,547,500	1,820,000	—
Collar Call Volume (MMBtu)	14,547,500	1,820,000	—
Weighted-average floor price ($/MMBtu)	$4.16	$4.00	$—
Weighted-average ceiling price ($/MMBtu)	$6.75	$8.02	$—
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
(2)In 2026, NOG has 1,827,920 Bbl open swaption contracts at a weighted average price of $62.29 per Bbl.
(3)In 2026, NOG has 3,102,500 Bbl open call option contracts at a weighted average price of $72.59 per Bbl.

Interest Rate Derivative Instruments

At times, the Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of March 31, 2023, the Company had no interest rate swaps. The settlement of these derivative instruments is recognized as a component of interest expense in the condensed statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the condensed statements of operations.

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at March 31, 2023 and December 31, 2022, respectively.  Certain amounts may be presented on a net basis in the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

(In thousands)
Type of Commodity	Balance Sheet Location	March 31, 2023 Estimated Fair Value	December 31, 2022 Estimated Fair Value
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$58,449	$30,513
Commodity Basis Swap Contracts	Current Assets	1,397	5,620
Commodity Price Collar Contracts	Current Assets	54,439	40,652
Commodity Price Call Option Contracts	Current Assets	10,062	—
Interest Rate Swap Contracts	Current Assets	—	1,017
Commodity Price Swap Contracts	Noncurrent Assets	13,402	11,490
Commodity Basis Swap Contracts	Noncurrent Assets	388	547
Commodity Price Collar Contracts	Noncurrent Assets	27,612	29,538
Commodity Price Call Option Contracts	Noncurrent Assets	9,905	—
Total Derivative Assets		$175,653	$119,377

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(20,737)	$(53,386)
Commodity Basis Swap Contracts	Current Liabilities	(4,792)	(4,407)
Commodity Price Swaptions Contracts	Current Liabilities	(6,711)	—
Commodity Price Collar Contracts	Current Liabilities	(21,062)	(29,218)
Commodity Price Call Option Contracts	Current Liabilities	(26,448)	(13,916)
Commodity Price Swap Contracts	Noncurrent Liabilities	(3,672)	(8,343)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(3,511)	(3,071)
Commodity Price Collar Contracts	Noncurrent Liabilities	(22,989)	(33,210)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(112,106)	(132,794)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(51,137)	(77,515)
Total Derivative Liabilities		$(273,166)	$(355,860)

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

	Estimated Fair Value at March 31, 2023
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$124,346	$(52,191)	$72,156
Non-Current Assets	51,306	(36,811)	14,495
Total Derivative Assets	$175,653	$(89,002)	$86,650

Offsetting of Derivative Liabilities:
Current Liabilities	$(79,751)	$52,191	$(27,560)
Non-Current Liabilities	(193,415)	36,811	(156,603)
Total Derivative Liabilities	$(273,166)	$89,002	$(184,164)

	Estimated Fair Value at December 31, 2022
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$77,802	$(42,509)	$35,293
Non-Current Assets	41,575	$(29,028)	12,547
Total Derivative Assets	$119,377	$(71,537)	$47,840

Offsetting of Derivative Liabilities:
Current Liabilities	$(100,927)	$42,509	$(58,418)
Non-Current Liabilities	(254,933)	29,028	(225,905)
Total Derivative Liabilities	$(355,860)	$71,537	$(284,324)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of March 31, 2023.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at March 31, 2023 and December 31, 2022.

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
•conditions of the securities markets;
•risks associated with our Convertible Notes, including the potential impact that the Convertible Notes may have on our financial position and liquidity, potential dilution, and that provisions of the Convertible Notes could delay or prevent a beneficial takeover of our company;
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
•events beyond our control, including a global or domestic health crisis, acts of terrorism, political or economic instability or armed conflict in oil and gas producing regions; and
•other economic, competitive, governmental, regulatory and technical factors affecting our operations, products and prices.

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results described in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated by subsequent reports we file with the SEC (including this report), which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in the premier basins within the United States.  Using this strategy, we had participated in 8,863 gross (827.8 net) producing wells as of March 31, 2023. As of March 31, 2023, we had leased approximately 259,890 net acres, of which approximately 88% were developed and all were located in the United States.

We have grown and diversified our business significantly over the last several years. Prior to 2020, we focused our operations exclusively on oil-weighted properties in the Williston Basin. Since then, we have diversified outside the Williston Basin via a number of larger acquisitions, including the acquisition of natural gas properties in the Appalachian Basin in 2021 and through a number of acquisitions in the Permian Basin from 2021 through 2023. We have also grown our legacy Williston Basin position via acquisitions. See Note 3 to our condensed financial statements for further details regarding our recent acquisition activity.

Our average daily production in the first quarter of 2023 was approximately 87,385 Boe per day, of which approximately 62% was oil. This was a 23% increase in production compared to the first quarter of 2022, primarily due to production attributable to recent acquisitions and new wells added to production. During the three months ended March 31, 2023, we added 13.1 net wells to production (excluding wells added at closing of the MPDC Acquisition).

Our percentage of production volumes by basin for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil (Bbl)	73%	69%	—%	62%	73%	67%	—%	60%
Natural Gas and NGLs (Mcf)	27%	31%	100%	38%	27%	33%	100%	40%
Total (Boe)	52%	35%	13%	100%	64%	20%	16%	100%

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

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price. Thus, our operating results are also affected by changes in the price differentials between the applicable benchmark and the sales prices we receive for our production. Our oil price differential to the NYMEX benchmark price during the first quarter of 2023 was $2.67 per barrel, as compared to $3.98 per barrel in the first quarter of 2022. Our net realized gas price in the first quarter of 2023 was $3.91 per Mcf, representing 142% realization relative to average Henry Hub pricing, compared to a net realized gas price of $6.94 per Mcf in the first quarter of 2022, which represented 150% realization relative to average Henry Hub pricing. Fluctuations in our oil and gas price realizations are due to several factors such as pricing by basin, gathering and transportation costs, transportation method, takeaway capacity relative to production levels, regional storage capacity, seasonal refinery maintenance temporarily depressing demand, and in the case of gas realizations, the price of NGLs.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher oil prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower oil prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant. Since 2021, we have observed inflationary pressures on drilling and other operating costs due to various factors, such as higher commodity prices, labor shortages, supply chain disruptions and other factors. During the first three months of 2023, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $9.6 million, compared to $8.0 million for the wells we elected to participate in during 2022.

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

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$2.75	$4.63
Oil (per Bbl)	$75.98	$95.17
_________
(1)Based on average NYMEX closing prices.

We have entered into derivatives contracts to hedge commodity price risk on a portion of our future expected oil and natural gas production. For a summary as of March 31, 2023, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in Part I, Item 3 below. See also Note 11 to our condensed financial statements.

Results of Operations for the Three Months Ended March 31, 2023 and March 31, 2022

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended March 31,
	2023	2022	% Change
Net Production:
Oil (Bbl)	4,847,773	3,824,022	27%
Natural Gas and NGLs (Mcf)	18,101,255	15,533,638	17%
Total (Boe)	7,864,649	6,412,962	23%

Net Sales (in thousands):
Oil Sales	355,378	348,730	2%
Natural Gas and NGL Sales	70,856	107,728
Gain (Loss) on Settled Commodity Derivatives	13,670	(105,161)
Gain (Loss) on Unsettled Commodity Derivatives	139,987	(384,227)
Other Revenue	2,324	—
Total Revenues	582,214	(32,930)

Average Sales Prices:
Oil (per Bbl)	$73.31	$91.19	(20)%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(1.22)	(26.10)
Oil Net of Settled Oil Derivatives (per Bbl)	72.09	65.09	11%

Natural Gas and NGLs (per Mcf)	3.91	6.94	(44)%
Effect of Gain (Loss) on Settled Natural Gas Derivatives on Average Price (per Mcf)	1.08	(0.93)
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	4.99	6.01	(17)%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	54.20	71.18	(24)%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	1.74	(16.40)
Realized Price on a Boe Basis Including Settled Commodity Derivatives	55.94	54.78	2%

Operating Expenses (in thousands):
Production Expenses	$78,088	$54,540	43%
Production Taxes	34,918	34,616	1%
General and Administrative Expenses	13,000	13,813	(6)%
Depletion, Depreciation, Amortization and Accretion	94,618	53,185	78%
Other Expense	1,001	—

Costs and Expenses (per Boe):
Production Expenses	$9.93	$8.50	17%
Production Taxes	4.44	5.40	(18)%
General and Administrative Expenses	1.65	2.15	(23)%
Depletion, Depreciation, Amortization and Accretion	12.03	8.29	45%

Net Producing Wells at Period End	827.8	726.7	14%

Oil and Natural Gas Sales

In the first quarter of 2023, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $426.2 million, compared to $456.5 million in the first quarter of 2022. The reduction was driven by a 24% decrease in realized prices, excluding the effect of settled commodity derivatives, partially offset by a 23% increase in production volumes. The lower average realized price in the first quarter of 2023 compared to the same period in 2022 was driven by lower average NYMEX oil and natural gas prices, partially offset by a lower average oil price differential. Oil price differential during the first quarter of 2023 was $2.67 per barrel, as compared to $3.98 per barrel in the first quarter of 2022. The lower average realized price in the first quarter of 2023 as compared to the same period in 2022 was also driven by a $3.03 per Mcf decrease in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, in the first quarter of 2023 compared to the same period of 2022.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 23% increase in production levels in the first quarter of 2023 compared to the same period of 2022.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a gain of $153.7 million in the first quarter of 2023, compared to a loss of $489.4 million in the first quarter of 2022. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first quarter of 2023, we realized a gain on settled commodity derivatives of $13.7 million, compared to a $105.2 million loss in the first quarter of 2022. The increased gain on settled derivatives was primarily due to a significant decrease in the average NYMEX oil price in the first quarter of 2023 compared to the same period of 2022. The average NYMEX oil price for the first quarter of 2023 was $75.98 per barrel, compared to $95.17 per barrel for the first quarter of 2022. During the first quarter of 2023, our derivative settlements included 2.0 million barrels of oil at an average settlement price of $72.39 per barrel. During the first quarter of 2022, our settled commodity derivatives included 2.7 million barrels of oil at an average settlement price of $60.78 per barrel. Our average realized price (including all commodity derivative cash settlements) in the first quarter of 2023 was $55.94 per Boe compared to $54.78 per Boe in the first quarter of 2022. The gain (loss) on settled commodity derivatives increased our average realized price per Boe by $1.74 in the first quarter of 2023 and decreased our average realized price per Boe by $16.40 in the first quarter of 2022.

Unsettled commodity derivative gains and losses was a gain of $140.0 million in the first quarter of 2023, compared to a loss of $384.2 million in the first quarter of 2022. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At March 31, 2023, all of our derivative contracts are recorded at their fair value, which was a net liability of $97.5 million, a change of $139.0 million from the $236.5 million net liability recorded as of December 31, 2022. The decrease in liability at March 31, 2023 as compared to December 31, 2022 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2022. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $78.1 million in the first quarter of 2023, compared to $54.5 million in the first quarter of 2022. On a per unit basis, production expenses increased from $8.50 per Boe in the first quarter of 2022 to $9.93 per Boe in the first quarter of 2023, driven by increased service and maintenance costs and higher workover expenses per Boe in the first quarter of 2023. On an absolute dollar basis, the increase in our production expenses in the first quarter of 2023 compared to the first quarter of 2022 was primarily due to a 23% increase in production volumes, a 14% increase in the total number of net producing wells and the aforementioned higher per unit costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $34.9 million in the first quarter of 2023, essentially flat compared to $34.6 million in the first quarter of 2022. As a percentage of oil and natural gas sales, our production taxes were 8.2% and 7.6% in the first quarter of 2023 and 2022, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales as well as the mix of our production by basin. Oil sales are taxed at a higher rate than natural gas sales.

General and Administrative Expenses

General and administrative expenses were $13.0 million in the first quarter of 2023 compared to $13.8 million in the first quarter of 2022. The decrease was primarily due to a $3.4 million decrease in acquisition-related costs in the first quarter of 2023 as compared to the first quarter of 2022, partially offset by increases of $1.7 million in compensation expense and $0.6 million in professional fees.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $94.6 million in the first quarter of 2023, compared to $53.2 million in the first quarter of 2022. Depletion expense, the largest component of DD&A, increased by $41.2 million in the first quarter of 2023 compared to the first quarter of 2022. The aggregate increase in depletion expense was driven by a 23% increase in production levels and a 45% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $11.92 per Boe in the first quarter of 2023 compared to $8.20 per Boe in the first quarter of 2022. The higher depletion rate per Boe was primarily driven by a significant increase to our depletable base, due to the closing of several larger acquisitions in the second half of 2022 (see Note 3 to our financial statements). Depreciation, amortization and accretion was $0.9 million and $0.6 million in the first quarter of 2023 and 2022, respectively. The following table summarizes DD&A expense per Boe for the first quarter of 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Depletion	$11.92	$8.20	$3.72	45%
Depreciation, Amortization and Accretion	0.11	0.09	0.02	22%
Total DD&A Expense	$12.03	$8.29	$3.74	45%

Interest Expense

Interest expense, net of capitalized interest, was $30.1 million in the first quarter of 2023 compared to $18.0 million in the first quarter of 2022. The increase was primarily due to higher levels of debt and higher weighted-average interest rates associated with our Revolving Credit Facility in the first quarter of 2023 compared to the first quarter of 2022.

Income Tax

During the first quarter of 2023, we recorded income tax expense of $0.7 million related to state income taxes. During the first quarter of 2022, no income tax expense (benefit) was recorded. We continue to maintain a full valuation allowance placed on our net deferred tax asset as of March 31, 2023.

We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of any portion of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. It is reasonably possible that sufficient positive evidence will exist within the next 12 months, and as soon as the second quarter of 2023, to release our current valuation allowance position which would be indicative of our ability to utilize deferred tax assets in the future. The exact timing and amount of the valuation allowance release are subject to change based on the evaluation of all evidence and actual results, including, but not limited to, the level of profitability that we are forecasted to achieve in future periods. For further discussion of our valuation allowance, see Note 9 to our condensed financial statements.

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

In January 2023, we completed the MPDC Acquisition of oil and gas properties in the Permian Midland Basin for a total cash consideration of $319.9 million (see Note 3 to our financial statements).

During the three months ended March 31, 2023, we repurchased and retired (i) 287,751 shares of our common stock for total consideration of $8.0 million and (ii) $19.1 million aggregate principal amount of our Senior Notes for total consideration of $18.4 million, plus accrued interest.

As of March 31, 2023, we had outstanding debt consisting of $569.0 million of borrowings under our Revolving Credit Facility, $705.1 million aggregate principal amount of our Senior Notes, and $500.0 million aggregate principal amount of our Convertible Notes.

As of March 31, 2023, we had total liquidity of $437.1 million, consisting of $431.0 million of committed borrowing availability under the Revolving Credit Facility and $6.1 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 83% and 76% of our total oil and gas sales in the first quarter of 2023 and 2022, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the three months ended March 31, 2023, we hedged approximately 42% of our crude oil production and approximately 40% of our natural gas and NGL production. For a summary as of March 31, 2023, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

With our cash on hand, cash flow from operations, and borrowing capacity under our Revolving Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months and, based on current expectations, for the long term. However, we may seek additional access to capital and liquidity.  We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all.

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

At March 31, 2023, we had a working capital surplus of $50.6 million, compared to a deficit of $24.5 million at December 31, 2022. Current assets increased by $75.5 million and current liabilities remained flat at March 31, 2023, compared to December 31, 2022. The increase in current assets is primarily due to a $36.9 million increase in derivative instruments due to the change in fair value as a result of commodity price changes. Changes in current liabilities were related to a $30.9 million decrease in our derivative instruments, a $9.1 million decrease in accrued interest and a $6.2 million decrease in contingent consideration, offset by a $46.0 million increase in our accounts payable and accrued liabilities due in part to increased completion activity levels on our properties.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. We typically enter into commodity derivative transactions covering a substantial, but varying, portion of its anticipated future oil and gas production for the next 12 to 36 months. Our cash flows for the three months ended March 31, 2023 and 2022 are presented below:

	Three Months Ended March 31,
(In thousands, unaudited)	2023	2022
Net Cash Provided by Operating Activities	$269,308	$154,034
Net Cash Used for Investing Activities	(461,220)	(417,599)
Net Cash Provided by Financing Activities	195,458	257,380
Net Change in Cash	$3,545	$(6,185)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2023 was $269.3 million, compared to $154.0 million in the same period of the prior year. This increase was due to higher production volumes and higher realized commodity prices (including the effect of settled derivatives), which was partially offset by higher operating costs. Net cash provided by operating activities is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the three months ended March 31, 2023 was a deficit of $26.9 million compared to a deficit of $81.0 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the three months ended March 31, 2023 and 2022 were $461.2 million and $417.6 million, respectively. The increase in cash used in investing activities for the first three months of 2023 as compared to the same period of 2022 was attributable to a $43.5 million increase in our development and acquisition spending, which included the closing of our MPDC Acquisition in the first quarter of 2023. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $217.1 million and $139.8 million at March 31, 2023 and 2022, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the three months ended March 31, 2023, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $526.8 million, while the actual cash spend in this regard amounted to $461.0 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the three months ended March 31, 2023 and 2022 are summarized in the following table:

	Three Months Ended March 31,
(In millions, unaudited)	2023	2022
Drilling and Development Capital Expenditures	$170.2	$54.6
Acquisition of Oil and Natural Gas Properties	289.6	361.5
Other Capital Expenditures	1.1	1.4
Total	$461.0	$417.5

Cash Flows from Financing Activities

Net cash provided by financing activities was $195.5 million during the three months ended March 31, 2023, compared to net cash provided by financing activities of $257.4 million during the three months ended March 31, 2022. For the three months ended March 31, 2023, cash provided by financing activities was primarily related to $250.0 million of net advances under our Revolving Credit Facility, which was partially offset by $8.0 million in repurchases of common stock, $18.4 million in repurchases of our Senior Notes, and $25.5 million of common stock dividend payments. For the three months ended March 31, 2022, cash provided by financing activities was primarily related to $316.0 million of net advances under our Revolving Credit Facility, which was partially offset by $50.2 million in repurchases of Series A Preferred Stock and $6.2 million of common stock dividend payments.

Revolving Credit Facility

We have a Revolving Credit Facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of March 31, 2023, the Revolving Credit Facility had a borrowing base of $1.6 billion and an elected commitment amount of $1.0 billion, and we had $569.0 million in borrowings outstanding under the facility, leaving $431.0 million in available committed borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Senior Notes

As of March 31, 2023, we had outstanding $705.1 million aggregate principal amount of our Senior Notes. See Note 4 to our condensed financial statements for further details regarding the Senior Notes.

Convertible Notes

As of March 31, 2023, we had outstanding $500.0 million aggregate principal amount of our Convertible Notes. See Note 4 to our financial statements for further details regarding the Convertible Notes.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.  Higher prices for oil and natural gas typically result in increases in the costs of materials, services and personnel. We are budgeting for a 5-10% increase in drilling and completion and other associated costs in 2023 compared to 2022.

Contractual Obligations and Commitments

Please see our disclosure of contractual obligations and commitments as of December 31, 2022, included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting estimates include impairment testing of natural gas and crude oil production properties, asset retirement obligations, revenue recognition, derivative instruments and hedging activity, and income taxes.  There were no material changes in our critical accounting estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

A description of our critical accounting policies, including estimates, was provided in Note 2 to our financial statements provided in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and, except as set forth below, have not materially changed since that report was filed.

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

The following table summarizes our open crude oil derivative contracts as of March 31, 2023, by fiscal quarter.

Crude Oil Contracts
	Swaps(1)		Collars
Settlement Period	Volume (Bbls)	Weighted Average Price ($/Bbl)	Collar Call Volume (Bbls)	Collar Put Volume (Bbls)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Floor Price ($/Bbl)
2023:
Q2	2,161,250	$75.85	1,046,500	887,250	$89.76	$73.85
Q3	1,782,500	77.17	1,633,000	1,265,000	87.63	72.73
Q4	1,725,000	76.10	1,688,200	1,311,000	86.77	72.63
2024:
Q1	643,825	$78.10	1,672,125	1,080,625	$85.68	$70.42
Q2	641,550	77.04	1,663,025	1,080,625	85.52	69.68
Q3	632,500	75.34	632,500	494,500	82.36	69.53
Q4	259,900	69.63	586,500	425,500	83.98	69.86
2025:
Q1	—	—	225,000	135,000	81.25	70.00
Q2	—	—	204,750	136,500	76.60	70.00
Q3	—	—	184,000	115,000	76.90	70.00
Q4	—	—	161,000	92,000	78.50	70.00
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

The following table summarizes our open natural gas derivative contracts as of March 31, 2023, by fiscal quarter.

Natural Gas Contracts
	Swaps(1)		Collars
Contract Period	Volume (MMBTU)	Weighted Average Price ($/MMBTU)	Collar Call Volume (MMBTU)	Collar Put Volume (MMBTU)	Weighted Average Ceiling Price ($/MMBTU)	Weighted Average Floor Price ($/MMBTU)

2023:
Q2	5,232,000	$4.483	3,202,500	3,202,500	$6.577	$4.190
Q3	5,842,000	4.375	5,060,000	5,060,000	6.674	4.182
Q4	4,962,000	4.443	6,285,000	6,285,000	6.902	4.134
2024:
Q1	3,330,000	$4.291	1,592,500	1,592,500	$7.917	$4.000
Q2	2,484,000	4.071	227,500	227,500	8.700	4.000
Q3	2,484,000	4.071	—	—	—	—
Q4	1,497,000	4.044	—	—	—	—
2025:
Q1	445,000	$4.000	—	—	$—	$—
Q2	460,000	4.000	—	—	—	—
Q3	460,000	4.000	—	—	—	—
Q4	305,000	4.000	—	—	—	—

_____________
(1)This table does not include volumes subject to call options, which are natural gas derivative contracts we have entered into which may increase our swapped volumes at the option of our counterparties. This table also does not include basis swaps. See Note 11 to our condensed financial statements for further details regarding our commodity derivatives, including the call options and basis swaps that are not included in the foregoing table.

Interest Rate Risk

Our long-term debt as of March 31, 2023 was comprised of borrowings that contain fixed and floating interest rates. The Senior Notes and Convertible Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement (see Note 4 to our condensed financial statements).

Changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at March 31, 2023 would cost us approximately $5.7 million in additional annual interest expense.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

As of March 31, 2023, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our Company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On March 8, 2023, we entered into an exchange agreement (the “Exchange Agreement”) with the holders (the “Holders”) of certain outstanding warrants to purchase shares of our common stock. Pursuant to the Exchange Agreement, on March 14, 2023, we issued an aggregate of 403,780 shares of common stock (the “Exchange Shares”) to the Holders in exchange for the surrender and cancellation of warrants to purchase an aggregate of approximately 824,602 shares of our common stock with an exercise price of $27.4946 per share held by such Holders (the “Exchanged Warrants”). Neither we nor the Holders paid any cash consideration in the transaction. Upon closing of the Exchange Agreement, the Exchanged Warrants were cancelled in full.

The Exchanged Warrants were originally issued by us on January 27, 2022, as a portion of the consideration we paid upon closing of the Veritas Acquisition. References above to the number of shares and exercise price under the Exchanged Warrants reflect anti-dilution adjustments made pursuant to the terms of the such warrants, due to common stock dividends, since the original issue date. On the original issue date, the Exchanged Warrants represented the right to purchase an aggregate of approximately 801,133 shares of our common stock with an exercise price of $28.30 per share.

The issuance of the Exchange Shares was made in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended March 31, 2023.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
Month #1
January 1, 2023 to January 31, 2023	—		$—	—	$ 95.5 million
Month #2
February 1, 2023 to February 28, 2023	31,593		$31.67	31,593	$ 94.5 million
Month #3
March 1, 2023 to March 30, 2023	354,210	(1)	$27.16	256,158	$ 87.5 million
Total	385,803		$27.53	287,751	$ 87.5 million
______________

(1)Includes 98,052 shares surrendered in satisfaction of tax withholding obligations in connection with the vesting of restricted stock awards.
(2)In May 2022, the Company’s Board of Directors approved and the Company promptly announced a stock repurchase program to acquire up to $150 million of shares of our outstanding common stock. The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description	Reference
2.1	Purchase and Sale Agreement between Northern Oil and Gas, Inc., Midland-Petro D.C. Partners, LLC, and Collegiate Midstream LLC, dated as of October 18, 2022	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2022
2.2	First Amendment to Purchase and Sale Agreement between Northern Oil and Gas, Inc., Midland-Petro D.C. Partners, LLC, and Collegiate Midstream LLC, dated as of December 13, 2022	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 9, 2023
2.3	Second Amendment to Purchase and Sale Agreement between Northern Oil and Gas, Inc., Midland-Petro D.C. Partners, LLC, and Collegiate Midstream LLC, dated as of January 5, 2023	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 9, 2023
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2023
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	May 5, 2023	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer (on behalf of Registrant)

Date:	May 5, 2023	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal financial and accounting officer (on behalf of Registrant)