Form 10-Q
period 2023-06-30
NORTHERN OIL & GAS, INC.
filed 2023-08-03
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 1, 2023, there were 93,022,758 shares of our common stock, par value $0.001, outstanding.

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

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2023

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS

(In thousands, except par value and share data)	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$14,805	$2,528
Accounts Receivable, Net	265,042	271,336
Advances to Operators	34,249	8,976
Prepaid Expenses and Other	2,488	2,014
Derivative Instruments	68,674	35,293
Income Tax Receivable	495	338
Total Current Assets	385,753	320,485

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	7,422,732	6,492,683
Unproved	44,977	41,565
Other Property and Equipment	7,360	6,858
Total Property and Equipment	7,475,069	6,541,106
Less – Accumulated Depreciation, Depletion and Impairment	(4,258,089)	(4,058,180)
Total Property and Equipment, Net	3,216,981	2,482,926

Derivative Instruments	8,857	12,547
Acquisition Deposit	37,500	43,000
Other Noncurrent Assets, Net	15,658	16,220

Total Assets	$3,664,749	$2,875,178

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$154,020	$128,582
Accrued Liabilities	178,783	121,737
Accrued Interest	28,925	24,347
Income Tax Payable	—	—
Derivative Instruments	15,144	58,418
Contingent Consideration	—	10,107
Other Current Liabilities	1,879	1,781
Total Current Liabilities	378,751	344,972

Long-term Debt, Net	1,672,551	1,525,413
Deferred Tax Liability	30,528	—
Derivative Instruments	129,398	225,905
Asset Retirement Obligations	34,780	31,582
Other Noncurrent Liabilities	2,944	2,045

Total Liabilities	$2,248,952	$2,129,917

Commitments and Contingencies

Stockholders’ Equity
Common Stock, Par Value $.001; 135,000,000 Shares Authorized; 93,022,758 Shares Outstanding at 6/30/2023 85,165,807 Shares Outstanding at 12/31/2022	495	487
Additional Paid-In Capital	1,908,055	1,745,532
Retained Deficit	(492,753)	(1,000,759)
Total Stockholders’ Equity	1,415,797	745,260
Total Liabilities and Stockholders’ Equity	$3,664,749	$2,875,178
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenues
Oil and Gas Sales	$416,491	$549,643	$842,725	$1,006,101
Gain (Loss) on Commodity Derivatives, Net	57,769	(108,197)	211,425	(597,585)
Other Revenues	2,294	—	4,619	—
Total Revenues	476,554	441,446	1,058,769	408,516

Operating Expenses
Production Expenses	84,350	64,642	162,438	119,181
Production Taxes	37,138	43,840	72,056	78,455
General and Administrative Expenses	12,402	8,064	25,402	21,879
Depletion, Depreciation, Amortization and Accretion	106,427	54,796	201,045	107,980
Other Expenses	1,446	—	2,447	—
Total Operating Expenses	241,763	171,342	463,388	327,495

Income From Operations	234,791	270,104	595,380	81,021

Other Income (Expense)
Interest Expense, Net of Capitalization	(31,968)	(18,410)	(62,111)	(36,388)
Gain (Loss) on Unsettled Interest Rate Derivatives, Net	—	524	(1,017)	1,815
Gain on Extinguishment of Debt, Net	—	236	659	236
Contingent Consideration Gain	3,931	—	10,107	—
Other Income (Expense)	72	(185)	4,691	(185)
Total Other Income (Expense)	(27,965)	(17,835)	(47,671)	(34,522)

Income Before Income Taxes	206,826	252,269	547,709	46,499

Income Tax Provision	39,012	1,006	39,703	1,795

Net Income	$167,815	$251,264	$508,006	$44,704

Cumulative Preferred Stock Dividend	—	(2,810)	—	(5,826)

Premium on Repurchase of Preferred Stock	—	(10,363)	—	(25,320)

Net Income Attributable to Common Stockholders	$167,815	$238,091	$508,006	$13,558

Net Income Per Common Share – Basic	$1.89	$3.08	$5.85	$0.18
Net Income Per Common Share – Diluted	$1.88	$2.74	$5.82	$0.17
Weighted Average Common Shares Outstanding – Basic	88,800,994	77,366,704	86,869,094	77,145,851
Weighted Average Common Shares Outstanding – Diluted	89,108,519	86,788,465	87,268,591	78,795,832
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash Flows from Operating Activities
Net Income	$508,006	$44,704
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization, and Accretion	201,045	107,980
Amortization of Debt Issuance Costs	3,650	2,169
Gain on Extinguishment of Debt	(659)	(236)
Amortization of Bond Premium/Discount on Long-term Debt	(901)	(1,066)
Deferred Income Taxes	38,813	143
Unrealized (Gain) Loss of Derivative Instruments	(169,473)	328,296
Gain on Contingent Consideration	(10,107)	—
Loss on Disposal of Fixed Assets	—	185
Stock-Based Compensation Expense	3,190	2,867
Other	2,983	2,165
Changes in Working Capital and Other Items:
Accounts Receivable, Net	6,688	(164,822)
Prepaid and Other Expenses	(473)	(1,692)
Accounts Payable	(15,514)	41,294
Accrued Interest	4,401	502
Accrued Liabilities and Expenses	5,445	1,784
Net Cash Provided by Operating Activities	577,094	364,273

Cash Flows from Investing Activities
Capital Expenditures on Oil and Natural Gas Properties	(833,377)	(524,223)
Acquisition Deposit	(37,500)	(17,000)
Purchases of Other Property and Equipment	(503)	(4,554)
Net Cash Used for Investing Activities	(871,380)	(545,777)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	380,000	561,000
Repayments on Revolving Credit Facility	(699,000)	(249,000)
Repurchase of Senior Notes Due 2028	(18,436)	(13,375)
Issuance of Senior Notes Due 2031	492,840	—
Debt Issuance Costs Paid	(8,524)	(6,051)
Issuance of Common Stock	224,682	—
Repurchases of Common Stock	(8,004)	(12,809)
Repurchases of Preferred Stock	—	(81,236)
Restricted Stock Surrenders - Tax Obligations	(2,616)	(2,206)
Preferred Dividends Paid	—	(5,911)
Common Dividends Paid	(54,377)	(16,956)
Net Cash Provided by Financing Activities	306,564	173,456

Net Increase (Decrease) in Cash and Cash Equivalents	12,278	(8,048)

Cash and Cash Equivalents - Beginning of Period	2,528	9,519

Cash and Cash Equivalents - End of Period	14,805	1,471
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2022	85,165,807	$487	—	$—	$1,745,532	$(1,000,759)	$745,260

Issuance of Common Stock	193,293	—	—	—	—	—	—
Restricted Stock Forfeitures	(6,854)	—	—	—	(54)	—	(54)
Share Based Compensation	—	—	—	—	2,316	—	2,316
Restricted Stock Surrenders - Tax Obligations	(98,052)	—	—	—	(2,616)	—	(2,616)
Issuance of Common Stock in Exchange for Warrants	403,780	—	—	—	—	—	—
Repurchases of Common Stock	(287,751)	—	—	—	(8,004)	—	(8,004)
Common Stock Dividends Declared	—	—	—	—	(29,026)	—	(29,026)
Net Income	—	—	—	—	—	340,191	340,191
March 31, 2023	85,370,223	$487	—	$—	$1,708,147	$(660,568)	$1,048,067

Issuance of Common Stock	11,585	—	—	—	—	—	—
Restricted Stock Forfeitures	(6,550)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,207	—	1,207
Equity Offerings, Net of Issuance Costs	7,647,500	8	—	—	224,674	—	224,682
Common Stock Dividends Declared	—	—	—	—	(34,414)	—	(34,414)
Deferred Taxes Related to Capped Calls	—	—	—	—	8,441	—	8,441
Net Income	—	—	—	—		167,815	167,815

June 30, 2023	93,022,758	$495	—	$—	$1,908,055	$(492,753)	$1,415,797

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2021	77,341,921	$479	2,218,732	$2	$1,988,649	$(1,773,996)	$215,135

Issuance of Common Stock	15,651	—	—	—	—	—	—
Restricted Stock Forfeitures	(1,815)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,499	—	1,499
Restricted Stock Surrenders - Tax Obligations	(89,620)	—	—	—	(2,206)	—	(2,206)
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	—	—	—	—	17,870	—	17,870
Repurchases of Preferred Stock	—	—	(362,671)	—	(50,225)	—	(50,225)
Common Stock Dividends Declared	—	—	—	—	(10,815)	—	(10,815)
Net Loss	—	—	—	—	—	(206,560)	(206,560)
March 31, 2022	77,266,137	$479	1,856,061	$2	$1,944,773	$(1,980,556)	$(35,302)

Issuance of Common Stock	81,948	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,490	—	1,490
Issuance of Common Stock in Exchange for Warrants	2,322,690	2	—	—	(2)	—	—
Repurchases of Common Stock	(447,051)	—	—	—	(12,808)	—	(12,809)
Repurchases of Preferred Stock	—	—	(212,329)	—	(31,011)	—	(31,011)
Preferred Stock Dividends	—	—	—	—	(5,911)	—	(5,911)
Common Stock Dividends Declared	—	—	—	—	(15,071)	—	(15,071)
Net Income	—	—	—	—	—	251,264	251,264

June 30, 2022	79,223,724	$481	1,643,732	$2	$1,881,459	$(1,729,292)	$152,650

___________
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three and six months ended June 30, 2023 and 2022, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two primary sources: oil sales and natural gas and NGL sales. Substantially all of the Company’s oil and natural gas sales come from three geographic areas in the United States: the Williston Basin (North Dakota and Montana), the Appalachian Basin (Pennsylvania), and the Permian Basin (New Mexico and Texas). The following tables present the disaggregation of the Company’s oil revenues and natural gas and NGL revenues by basin for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$221,790	$132,045	$—	$353,834	$296,003	$107,975	$—	$403,978
Natural Gas and NGL Revenues	32,953	23,363	6,341	62,657	72,216	37,767	35,682	145,665
Other	—	2,294	—	2,294	—	—	—	—
Total	$254,743	$157,702	$6,341	$418,785	$368,219	$145,742	$35,682	$549,643

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$434,513	$274,700	$—	$709,213	$564,014	$188,790	$—	$752,804
Natural Gas and NGL Revenues	65,376	46,467	21,670	133,513	134,836	55,981	62,479	253,297
Other	—	4,619	—	4,619	—	—	—	—
Total	$499,889	$325,785	$21,670	$847,343	$698,850	$244,772	$62,479	$1,006,101

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the development, exploitation, production and exploration activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three and six months ended June 30, 2023, the Company’s top four operators made up 41% and 40% of total oil and natural gas sales, compared to 41% and 42% and for the three and six months ended June 30, 2022.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Net Income	$167,815	$251,264	$508,006	$44,704
Less: Cumulative Dividends on Preferred Stock	—	(2,810)	—	(5,826)
Less: Premium on Repurchase of Preferred Stock	—	(10,363)	$—	$(25,320)
Net Income Attributable to Common Stockholders	167,815	$238,091	$508,006	$13,558

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	88,800,994	77,366,704	86,869,094	77,145,851
Plus: Dilutive Effect of Restricted Stock and Warrants	307,525	9,421,761	399,497	1,649,981
Weighted Average Common Shares Outstanding – Diluted	89,108,519	86,788,465	87,268,591	78,795,832

Net Income per Common Share:
Basic	$1.89	$3.08	$5.85	$0.18
Diluted	$1.88	$2.74	$5.82	$0.17

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock	1,324	—	1,934	—
Series A Preferred Stock (if converted)	—	—	—	8,650,671

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Six Months Ended June 30,
(In thousands)	2023	2022
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$59,311	$32,997
Cash Paid During the Period for Income Taxes	891	1,652

Non-cash Investing Activities:
Capital Expenditures on Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	242,593	158,969
Capitalized Asset Retirement Obligations	2,367	1,954
Compensation Capitalized on Oil and Gas Properties	278	122
Issuance of Common Stock Warrants - Acquisition of Oil and Natural Gas Properties	—	17,870

Non-cash Financing Activities:
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	—	17,870
Issuance of Common Stock in Exchange for Warrants	13,328	76,904
Common Stock Dividends Declared, But Not Paid	34,512	25,887

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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The Company did not have any impairment of its proved oil and gas properties for the three and six months ended June 30, 2023 and 2022.

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

2023 Acquisitions

In addition to the closing of the MPDC Acquisition and Forge Acquisition (each as defined below), during the three and six months ended June 30, 2023, the Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $45.4 million and $58.4 million, respectively.

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

The results of operations from the acquisition from the January 5, 2023 closing date through June 30, 2023, represented approximately $55.0 million of revenue and $35.7 million of income from operations. The Company incurred $3.5 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$320,395
Total assets acquired	320,395
Asset retirement obligations	(451)
Net assets acquired	$319,944

Fair value of consideration paid for net assets:
Cash consideration	$319,944
Total fair value of consideration transferred	$319,944

Forge Acquisition

On June 30, 2023, the Company completed its acquisition (the “Forge Acquisition”) of Permian Delaware Basin assets from Forge Energy II Delaware, LLC (“Forge”), effective as of March 1, 2023. At closing, the Company acquired a 30% undivided stake in the assets sold by Forge, with Vital Energy, Inc. acquiring the other 70% and becoming the operator of the assets.

The total consideration at closing, net to the Company, was $167.9 million in cash.

The Company incurred $2.3 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$164,925
Unproved oil and natural gas properties	3,892
Total assets acquired	168,817
Asset retirement obligations	(889)
Net assets acquired	$167,928

Fair value of consideration paid for net assets:
Cash consideration	$167,928
Total fair value of consideration transferred	$167,928
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

Alpha Acquisition

On December 1, 2022, the Company completed the acquisition of certain non-operated oil and gas properties, interests and related assets in the Permian Delaware Basin from Alpha Energy Partners, effective as of September 1, 2022 (the “Alpha Acquisition”).

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

A contingent consideration liability arising from potential additional consideration in connection with the Alpha Acquisition was recognized at its fair value. The seller had the potential to earn additional cash consideration dependent upon average front month NYMEX WTI oil pricing during the first six months of 2023. The amount was to be determined on a sliding scale from zero additional consideration if such pricing was below $75.00 per barrel, up to $22.5 million of additional consideration if such pricing was at least $87.85 per barrel. This contingent consideration was not earned, and there was no remaining associated liability as of June 30, 2023. The acquisition date fair value of the potential additional consideration, totaling $10.1 million, was recorded within contingent consideration liabilities on the Company’s condensed balance sheets. Changes in the fair value of the liability are recorded in other income (expense) on the Company’s condensed statement of operations. For the three and six months ended June 30, 2023 we recorded contingent consideration gains of $3.9 million and $10.1 million , respectively, relating to the change in fair value of the liability.

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

Pro Forma Information

The following summarized unaudited pro forma condensed statement of operations information for the three and six months ended June 30, 2023 and 2022, assumes that the MPDC Acquisition, Forge Acquisition and each of the 2022 Bolt-on Acquisitions occurred as of January 1, 2022. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisitions as of January 1, 2022, or that would be attained in the future.

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
Total Revenues	$542,947	$1,190,095	$580,750	$751,305
Net Income (Loss)	245,710	626,337	362,201	323,742

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or impaired. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. For the three months ended June 30, 2023 and 2022, unproved properties of $2.0 million and $0.6 million, respectively, were impaired. For the six months ended June 30, 2023 and 2022 unproved properties of $2.6 million and $1.9 million, respectively, were impaired.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	June 30, 2023
(In thousands)	Principal Balance	Unamortized Premium	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$—	$—	$—	$—
Senior Notes due 2028	705,108	9,396	(10,508)	703,997
Senior Notes due 2031	500,000	(7,046)	(8,988)	483,966
Convertible Notes due 2029	500,000	—	(15,412)	484,588
Total	$1,705,108	$2,350	$(34,907)	$1,672,551

	December 31, 2022
	Principal Balance	Unamortized Net Premium	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$319,000	$—	$—	$319,000
Senior Notes due 2028	724,235	10,682	(11,946)	722,972
Convertible Notes due 2029	500,000	—	(16,558)	483,442
Total	$1,543,235	$10,682	$(28,504)	$1,525,413

________________
(1)Debt issuance costs related to the Company’s Revolving Credit Facility of $9.8 million and $10.9 million as of June 30, 2023 and December 31, 2022, are recorded in “Other Noncurrent Assets, Net” in the balance sheets.

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

The Revolving Credit Facility is comprised of revolving loans and letters of credit and is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. As of June 30, 2023, the borrowing base was $1.6 billion and the aggregate elected commitment amount was $1.0 billion. The Company’s borrowing availability under the Revolving Credit Facility is set at the lesser of the borrowing base and the elected commitment amount. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available to each of the Company and the Agent (acting at the direction of the lenders holding at least two-thirds of commitments and loans outstanding under the Revolving Credit Facility) between scheduled redeterminations. Upon an acquisition of oil and gas properties with an aggregate value exceeding 5% of the borrowing base, the Company may request an additional redetermination. The scheduled redeterminations are based on a December 31st or June 30th reserve report, as applicable, prepared under the supervision of the Company’s chief engineer and, in the case of the December 31st reserve report, audited by an approved petroleum engineer (reasonably acceptable to the Agent). The Company has the option to seek commitments for term loans, which such term loans (if obtained) are capped at the least of (1) the borrowing base minus the aggregate elected commitment amount minus the then-outstanding principal amount of term loans, (ii) the aggregate elected commitment amount minus the then-outstanding principal amount of term loans and (iii) $500.0 million. Such term loans are subject to certain other terms of the Revolving Credit Facility.

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

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB ASC 815, divided by consolidated current liabilities excluding current non-cash obligations under FASB ASC 815, current maturities under the Revolving Credit Facility and current maturities of any long-term debt) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of June 30, 2023.

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

Senior Notes due 2028

On February 18, 2021, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (the “2028 Notes Indenture”), pursuant to which the Company issued $550.0 million in aggregate principal amount of 8.125% senior unsecured notes due 2028 (the “Original 2028 Notes”). On November 15, 2021, the Company issued an additional $200.0 million aggregate principal amount of 8.125% senior notes due 2028 (the “Additional 2028 Notes” and, together with the Original 2028 Notes, the “Senior Notes due 2028”). The proceeds of the Senior Notes due 2028 were used primarily to refinance existing indebtedness, and for general corporate purposes.

During the six months ended June 30, 2023, the Company repurchased and retired $19.1 million in aggregate principal amount of the Senior Notes due 2028 in open market transactions for a total of $18.4 million in cash, plus accrued interest. During 2022, the Company repurchased and retired $25.8 million in aggregate principal amount of the Senior Notes due 2028 in open market transactions for a total of $24.9 million in cash, plus accrued interest.

The Senior Notes due 2028 will mature on March 1, 2028. Interest is payable semi-annually in arrears on each March 1 and September 1 to holders of record on the February 15 and August 15 immediately preceding the related interest payment date, at a rate of 8.125% per annum. Prior to March 1, 2024, the Company may redeem all or a part of the Senior Notes due 2028 at a redemption price equal to 100% of the principal amount of the Senior Notes due 2028 redeemed, plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. On or after March 1, 2024, the Company may redeem all or a part of the Senior Notes due 2028 at redemption prices (expressed as percentages of principal amount) equal to 104.063% for the twelve-month period beginning on March 1, 2024, 102.031% for the twelve-month period beginning on March 1, 2025, and 100% beginning on March 1, 2026, plus accrued and unpaid interest to the redemption date.

If a Change of Control Triggering Event (as defined in the 2028 Notes Indenture) occurs, each holder of Senior Notes due 2028 may require the Company to repurchase all or any part of that holder’s the Senior Notes due 2028 for cash at a price equal to 101% of the aggregate principal amount of the the Senior Notes due 2028 repurchased, plus any accrued and unpaid interest on the the Senior Notes due 2028 repurchased to, but excluding, the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date on or prior to the date of purchase).

The 2028 Notes Indenture contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries, if any, to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends or distributions in respect of equity interests or redeem, repurchase or retire equity securities or subordinated indebtedness; (iii) transfer or sell certain assets; (iv) make investments; (v) create liens to secure indebtedness; (vi) enter into agreements that restrict dividends or other payments from any non-guarantor subsidiary to the Company; (vii) consolidate with or merge with or into, or sell substantially all of the Company’s assets to, another person; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications, and many of these covenants will be terminated if the Senior Notes due 2028 achieve an investment grade rating from either Moody’s Investors Services, Inc. or S&P Global Ratings.

The 2028 Notes Indenture contains customary events of default, including, but not limited to: (i) default for 30 days in the payment when due of interest on the Senior Notes due 2028; (ii) default in payment when due of the principal of, or premium, if any, on the Senior Notes due 2028; (iii) failure by the Company or certain of its subsidiaries, if any, to comply with certain of their respective obligations, covenants or agreements contained in the Senior Notes due 2028 or the 2028 Notes Indenture, subject to certain notice and grace periods; (iv) failure by the Company or any of its restricted subsidiaries to pay indebtedness within any applicable grace period or the acceleration of any such indebtedness if the total amount of such indebtedness exceeds $35.0 million; (v) failure by the Company or any of its restricted subsidiaries that is a Significant Subsidiary (as defined in the 2028 Notes Indenture) to pay final non-appealable judgments aggregating in excess of $35.0 million, which judgments are not paid, discharged or stayed for a period of 60 days; (vi) except as permitted by the 2028 Notes Indenture, any guarantee of the Senior Notes due 2028 is held in any judicial proceeding to be unenforceable or invalid, or ceases for any reason to be in full force and effect, or is denied or disaffirmed by a Guarantor (as defined in the 2028 Notes Indenture); and (vii) certain events of bankruptcy or insolvency described in the 2028 Notes Indenture with respect to the Company and its restricted subsidiaries that are Significant Subsidiaries.

Convertible Notes due 2029

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

Before October 16, 2028, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after October 16, 2028, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of its common stock. However, upon conversion of any Convertible Notes, the conversion value, which will be determined over a period of 40 trading days, will be paid in cash up to at least the principal amount of the Convertible Notes being converted. The initial conversion rate was 26.3104 shares of common stock per $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $38.01 per share of common stock. The conversion rate and conversion price are subject to customary anti-dilution and other adjustments upon the occurrence of certain events. As of June 30, 2023, the conversion rate was 26.4029 shares of common stock per $1,000 principal amount of Convertible Notes, which represented a conversion price of approximately $37.87 per share of common stock. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

Capped Call Transactions

In October 2022, in connection with the Convertible Notes offering described above, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the Convertible Notes and/or their respective affiliates and/or other financial institutions. The Company paid $36.1 million in total consideration to enter into the Capped Call Transactions. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, the number of shares of common stock initially underlying the Convertible Notes. The Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions was initially approximately $52.17 per share of common stock, which represents a premium of 75% over the last reported sale price of the common stock of $29.81 per share on October 11, 2022, and is subject to certain customary adjustments under the terms of the Capped Call Transactions. As of June 30, 2023, the cap price of the Capped Call Transactions was approximately $51.98 per share of common stock.

Senior Notes due 2031

On May 15, 2023, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (the “2031 Notes Indenture”), pursuant to which the Company issued $500.0 million in aggregate principal amount of the Company’s 8.750% senior notes due 2031 (the “Senior Notes due 2031”). The proceeds of the Senior Notes due 2031 were used primarily to refinance existing indebtedness, and for general corporate purposes.

The Senior Notes due 2031 will mature on June 15, 2031. Interest is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 2023, to holders of record on the June 1 and December 1 immediately preceding the related interest payment date, at a rate of 8.750% per annum. Prior to June 15, 2026, the Company may redeem up to 35% of the aggregate principal amount of Senior Notes due 2031, upon not less than 10 or more than 60 days’ notice, at a redemption price of 108.750% of the principal amount of the Senior Notes due 2031 redeemed, plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date), in an amount not greater than the net cash proceeds of one or more equity offerings by the Company, provided that (i) at least 65% of the aggregate principal amount of Senior Notes due 2031 issued under the 2031 Notes Indenture (including any Additional Notes (as defined in the 2031 Notes Indenture) but excluding the Senior Notes due 2031 held by the Company and its Subsidiaries (as defined in the 2031 Notes Indenture)) remains outstanding immediately after the occurrence of such redemption (unless all Senior Notes due 2031 are redeemed substantially concurrently) and (ii) the redemption occurs within 180 days of the date of the closing of each such equity offering. In addition, prior to June 15, 2026, the Company may redeem all or a part of the Senior Notes due 2031, on any one or more occasions, upon not less than 10 or more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the Senior Notes due 2031 redeemed, plus an applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

On or after June 15, 2026, the Company may redeem all or a part of the Senior Notes due 2031, at redemption prices (expressed as percentages of principal amount) equal to 104.375% for the twelve-month period beginning on June 15, 2026, 102.188% for the twelve-month period beginning on June 15, 2027, and 100% beginning on June 15, 2028, plus accrued and unpaid interest to the redemption date.

If a Change of Control Triggering Event (as defined in the 2031 Notes Indenture) occurs, each holder of Senior Notes due 2031 may require the Company to repurchase all or any part of that holder’s Senior Notes due 2031 for cash at a price equal to 101% of the aggregate principal amount of the Senior Notes due 2031 repurchased, plus any accrued and unpaid interest on the Senior Notes due 2031 repurchased to, but excluding, the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date on or prior to the date of purchase).

The 2031 Notes Indenture contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries, if any, to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends or distributions in respect of equity interests or redeem, repurchase or retire equity securities or subordinated indebtedness; (iii) transfer or sell certain assets; (iv) make investments; (v) create liens to secure indebtedness; (vi) enter into agreements that restrict dividends or other payments from any non-guarantor subsidiary to the Company; (vii) consolidate with or merge with or into, or sell substantially all of the Company’s assets to, another person; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications, and many of these covenants will be terminated if the Senior Notes due 2031 achieve an investment grade rating from either Moody’s Investors Service, Inc. or S&P Global Ratings.

The 2031 Notes Indenture contains customary events of default, including, but not limited to: (i) default for 30 days in the payment when due of interest on the Senior Notes due 2031; (ii) default in payment when due of the principal of, or premium, if any, on the Senior Notes due 2031; (iii) failure by the Company or certain of its subsidiaries, if any, to comply with certain of their respective obligations, covenants or agreements contained in the Senior Notes due 2031 or the 2031 Notes Indenture, subject to certain notice and grace periods; (iv) failure by the Company or any of its restricted subsidiaries to pay indebtedness within any applicable grace period or the acceleration of any such indebtedness if the total amount of such indebtedness exceeds $35.0 million; (v) failure by the Company or any of its restricted subsidiaries that is a Significant Subsidiary (as defined in the 2031 Notes Indenture) to pay final non-appealable judgments aggregating in excess of $35.0 million, which judgments are not paid, discharged or stayed for a period of 60 days; (vi) except as permitted by the 2031 Notes Indenture, any guarantee of the Senior Notes due 2031 is held in any judicial proceeding to be unenforceable or invalid, or ceases for any reason to be in full force and effect, or is denied or disaffirmed by a Guarantor (as defined in the 2031 Notes Indenture); and (vii) certain events of bankruptcy or insolvency described in the 2031 Notes Indenture with respect to the Company and its restricted subsidiaries that are Significant Subsidiaries.

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue up to 135,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2023, the Company had 93,022,758 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2023, the Company had zero shares of preferred stock issued and outstanding.

2023 Activity

Common Stock

On May 18, 2023, the Company closed an underwritten public offering of 7,647,500 shares of its common stock at a price of $29.40 per share, after deducting underwriting discounts. This offering resulted in net proceeds of approximately $224.7 million, after deducting underwriting discounts and commissions.

During the six months ended June 30, 2023, 98,052 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $2.6 million, which is based on the market prices on the dates the shares were surrendered.

During the six months ended June 30, 2023, the Company issued 403,780 shares of common stock in exchange for the surrender and cancellation of a portion of the warrants originally issued by the Company at closing of the Veritas Acquisition, which immediately prior to their cancellation were exercisable for an aggregate of approximately 824,602 shares of common stock at an exercise price of $27.4946 per share.

Dividends

In February 2023, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.34 per share. The dividend was paid on April 28, 2023 to stockholders of record as of the close of business on March 30, 2023.

In May 2023, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.37 per share. The dividend was paid on July 31, 2023 to stockholders of record as of the close of business on June 29, 2023.

Stock Repurchase Program

In May 2022, the Company’s Board of Directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the six months ended June 30, 2023, the Company repurchased 287,751 shares of its common stock under the stock repurchase program at a total cost of $8.0 million. During the six months ended June 30, 2022, the Company repurchased 447,051 shares of its common stock under the stock repurchase program at a total cost of $12.8 million.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION AND WARRANTS

Stock-Based Compensation

The Company maintains the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), for the purpose of making equity-based awards to employees, directors and other eligible persons. As of June 30, 2023, there were 3,268,106 shares available for future awards under the 2018 Plan.

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

Issuances made pursuant to the 2018 Plan are summarized as follows:

Restricted Stock Awards

The Company issues restricted stock awards (“RSAs”) subject to various vesting conditions as compensation to executive officers, employees and directors of the Company. RSAs issued to employees and executive officers generally vest over three years, subject to continued employment and provided that any performance and/or market conditions are also met. RSAs issued to directors generally vest over one year, subject to continued service and provided that any performance and/or market conditions are also met. For RSAs subject to service and/or performance vesting conditions, the grant-date fair value is established based on the closing price of the Company’s common stock on such date. Stock-based compensation expense for awards subject to only service conditions is recognized on a straight-line basis over the service period. Stock-based compensation expense for awards subject to both service and performance conditions is recognized on a graded basis if it is probable that the performance condition will be achieved. The Company accounts for forfeitures of awards granted under these plans as they occur in determining stock-based compensation expense.

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

The following table reflects the outstanding RSAs and activity related thereto for the six months ended June 30, 2023:

	Service-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2022	316,333	$16.39
Shares granted	204,878	32.96
Shares forfeited	(13,404)	19.06
Shares vested	(228,126)	14.22
Outstanding at June 30, 2023	279,681	$25.57

At June 30, 2023, there was $4.0 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 0.94 years. For the six months ended June 30, 2023 and 2022, the total fair value of the Company’s restricted stock awards vested was $6.2 million and $4.6 million, respectively.

Performance Equity Awards

In April 2022, the Company granted performance equity awards under its 2022 executive compensation program to certain executive officers. The awards were subject to a market condition, which was based on a comparison of the Company versus a defined peer group with respect to total shareholder return (“TSR”) based on the last 20 trading days of 2022 compared to the same period of 2021. Depending on the Company’s TSR relative to the defined peer group, the award recipients in the aggregate could earn between zero and $2.4 million in the form of awards expected to be settled in restricted shares. In January 2023, the Company issued 74,220 restricted shares of common stock in settlement of these awards, with service-based vesting over three years. For the three months ended June 30, 2023, the Company recorded $0.1 million of compensation expense in connection with the performance equity awards.

Warrants

In January 2022, the Company issued common stock warrants as a part of the Veritas Acquisition as purchase consideration. These warrants (i) gave holders the right to purchase 1,939,998 shares of the Company’s common stock at an exercise price equal to $28.30 per share (subject to certain anti-dilution adjustments), (ii) had a total fair value of $17.9 million at issuance, and (iii) are generally exercisable from April 27, 2022 until January 27, 2029. The fair value of the warrants at issuance was determined by utilizing an Option Pricing Model, which used the market value of the Company’s common stock on the issue date, an exercise price of $28.30, an implied volatility of 60%, a risk-free rate of 2.14% and an implied dividend yield of 3.00%.

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

The following table reflects the outstanding warrants and activity related thereto for the six months ended June 30, 2023:

	Warrants
	Number of Warrants	Weighted-average Exercise Price
Outstanding at December 31, 2022	1,996,829	$27.49
Issued	—	—
Anti-Dilution Adjustments for Common Stock Dividends	27,306	27.34
Exercised	—	—
Cancelled	(824,602)	27.49
Expired	—	—
Outstanding at June 30, 2023	1,199,533	$26.87

NOTE 7     RELATED PARTY TRANSACTIONS

Preferred Stock Repurchase

During February 2022, the Company entered into and closed three separate stock repurchase agreements pursuant to which the Company repurchased an aggregate of 71,894 shares of the Company’s 6.500% Series A Perpetual Cumulative Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), on identical financial terms from each party for an aggregate purchase price of approximately $9.5 million in cash. Of the total amount, 21,894 shares were repurchased from affiliates of TRT Holdings, Inc. for $2.9 million in cash. Two of the Company’s directors were employed by TRT Holdings, Inc., which together with its affiliates beneficially owned more than 10% of our outstanding common stock at the time of the transactions described in this paragraph.

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

NOTE 9     INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2023 and 2022 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to the recognition of a full valuation allowance during the three and six months ended June 30, 2022, and the release of our valuation allowance during the second quarter of 2023.

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

The Company’s current income tax expense was $39.0 million and $39.7 million for the three and six months ended June 30, 2023. The Company’s current income tax expense was $1.0 million and $1.8 million for the three and six months ended June 30, 2022. The effective tax rates for the three and six months ended June 30, 2023 were 18.9% and 7.2%, respectively. The effective tax rates for the three and six months ended June 30, 2022 were 0.4% and 3.9%, respectively. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and six months ended June 30, 2023 was the release of the valuation allowance (described below). The items that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and six months ended June 30, 2022, was primarily the Company’s recorded valuation allowances.

As of June 30, 2023, our deferred tax assets were primarily the result of a net operating loss (“NOL”), interest, and tax credit carryforwards, and derivative instruments. A full valuation allowance was recorded against our net deferred tax asset balance of $156.2 million as of December 31, 2022. For the quarter ended June 30, 2023, we released a portion of our valuation allowance on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of June 30, 2023, in part because in the current period we achieved three years of cumulative pretax income, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $30.5 million are realizable. The Company therefore reduced the valuation allowance accordingly.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements at June 30, 2023 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$68,674	$—
Commodity Derivatives – Noncurrent Assets	—	8,857	—
Commodity Derivatives – Current Liabilities	—	(15,144)	—
Commodity Derivatives – Noncurrent Liabilities	—	(129,398)	—
Total	$—	$(67,010)	$—

	Fair Value Measurements at December 31, 2022 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$34,276	$—
Commodity Derivatives – Noncurrent Assets	—	12,547	—
Commodity Derivatives – Current Liabilities	—	(58,418)	—
Commodity Derivatives – Noncurrent Liabilities	—	(225,905)	—
Interest Rate Derivatives – Noncurrent Assets	—	1,017	—
Contingent Consideration – Current Liabilities	—	(10,107)	—
Total	$—	$(246,590)	$—

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

Contingent Consideration. These Level 2 instruments presented in the tables above consist of contingent consideration liabilities that were potentially payable by the Company in connection with the Alpha Acquisition (see Note 3). The fair value of these liabilities was estimated using observable market data (NYMEX WTI forward price curve) and Monte Carlo simulation models. The acquisition date fair values were recorded within contingent consideration liabilities on the Company’s balance sheets. Changes in the fair value of the liability are recorded in other income (expense) in the Company’s statement of operations.

Fair Value of Other Financial Instruments

The carrying amounts of cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments.

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s Senior Notes due 2028, Senior Notes due 2031 and Convertible Notes was $691.0 million, $491.3 million and $560.6 million, respectively, at June 30, 2023. The fair value of the Company’s Senior Notes due 2028, Senior Notes due 2031 and Convertible Notes are based on market quotes, that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the SOFR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of ASC Topic 410, Asset Retirement and Environmental Obligations.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the six months ended June 30, 2023 were approximately $2.1 million.

The Company accounts for acquisitions of oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company’s acquisitions of oil and natural gas properties during the six months ended June 30, 2023 and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the six months ended June 30, 2023.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Cash Received (Paid) on Settled Derivatives	$27,265	$(162,314)	$40,935	$(267,475)
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	30,503	54,117	170,490	(330,110)
Gain (Loss) on Commodity Derivatives, Net	$57,769	$(108,197)	$211,425	$(597,585)

The following table summarizes open commodity derivative positions as of June 30, 2023, for commodity derivatives that were entered into through June 30, 2023, for the settlement period presented:

	2023	2024	2025	2026
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	3,780,589	2,544,145	215,687	157,057
Weighted-Average Price ($/Bbl)	$76.21	$74.77	$64.92	$62.49
WTI NYMEX - Swaptions(1)(2):
Volume (Bbl)	—	1,820,850	684,375	2,402,795
Weighted-Average Price ($/Bbl)	$—	$67.48	$61.68	$63.65
Argus American Crude WTI Midland to WTI NYMEX - Basis Swaps:
Volume (Bbl)	1,666,031	4,541,621	2,111,770	111,785
Weighted-Average Price ($/Bbl)	$1.27	$1.21	$1.00	$1.00
WTI NYMEX - Call Options(1)(2):
Volume (Bbl)	188,600	3,087,210	2,667,565	3,102,500
Weighted-Average Price ($/Bbl)	$71.55	$66.77	$71.52	$72.59
WTI NYMEX - Put Options:
Volume (Bbl)	46,000	—	—	—
Weighted-Average Price ($/Bbl)	$70.00	$—	$—	$—
WTI NYMEX - Collars:
Collar Put Volume (Bbl)	2,927,289	3,778,501	721,539	159,342
Collar Call Volume (Bbl)	3,701,241	5,397,589	1,039,962	175,307
Weighted-average floor price (Bbl)	$71.55	$69.06	$67.48	$62.50
Weighted-average ceiling price (Bbl)	$85.99	$83.71	$76.82	$70.25

Natural Gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	19,439,328	34,780,787	2,260,000	—
Weighted-Average Price ($/MMBtu)	$3.84	$3.52	$3.90	$—
Waha Inside FERC to Henry Hub - Basis Swaps:
Volume (MMBtu)	4,968,000	9,882,000	9,428,000	7,300,000
Weighted-Average Differential ($/MMBtu)	$(1.00)	$(1.00)	$(0.97)	$(0.81)
NE - TETCO M2 - Basis Swaps:
Volume (MMBtu)	7,360,000	3,660,000	—	—
Weighted-Average Differential ($/MMBtu)	$(1.12)	$(1.24)	$—	$—
Henry Hub NYMEX - Call Options:
Volume (MMBtu)	—	5,490,000	5,475,000	—
Weighted-Average Price ($/MMBtu)	$—	$3.87	$3.87	$—
Henry Hub NYMEX - Collars:
Collar Put Volume (MMBtu)	9,640,000	5,480,000	11,535,528	9,302,367
Collar Call Volume (MMBtu)	9,640,000	5,480,000	11,535,528	9,302,367
Weighted-average floor price ($/MMBtu)	$4.15	$3.33	$3.19	$3.19
Weighted-average ceiling price ($/MMBtu)	$6.82	$5.34	$5.95	$5.98
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
(2)In 2027, NOG has 1,825,000 Bbl open call option contracts at a weighted average price of $80.00 per Bbl.

Interest Rate Derivative Instruments

At times, the Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of June 30, 2023, the Company had no interest rate swaps. The settlement of these derivative instruments is recognized as a component of interest expense in the condensed statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the condensed statements of operations.

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at June 30, 2023 and December 31, 2022, respectively.  Certain amounts may be presented on a net basis in the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

(In thousands)
Type of Commodity	Balance Sheet Location	June 30, 2023 Estimated Fair Value	December 31, 2022 Estimated Fair Value
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$57,227	$30,513
Commodity Basis Swap Contracts	Current Assets	2,923	5,620
Commodity Price Collar Contracts	Current Assets	50,011	40,652
Commodity Price Call Option Contracts	Current Assets	18,466	—
Commodity Price Put Option Contracts	Current Assets	126	—
Interest Rate Swap Contracts	Current Assets	—	1,017
Commodity Price Swap Contracts	Noncurrent Assets	9,532	11,490
Commodity Basis Swap Contracts	Noncurrent Assets	238	547
Commodity Price Collar Contracts	Noncurrent Assets	31,019	29,538
Commodity Price Call Option Contracts	Noncurrent Assets	5,218	—
Total Derivative Assets		$174,761	$119,377

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(10,621)	$(53,386)
Commodity Basis Swap Contracts	Current Liabilities	(6,188)	(4,407)
Commodity Price Swaptions Contracts	Current Liabilities	(7,586)	—
Commodity Price Collar Contracts	Current Liabilities	(14,981)	(29,218)
Commodity Price Call Option Contracts	Current Liabilities	(35,848)	(13,916)
Commodity Price Put Option Contracts	Current Liabilities	—	—
Commodity Price Swap Contracts	Noncurrent Liabilities	(7,309)	(8,343)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(7,710)	(3,071)
Commodity Price Collar Contracts	Noncurrent Liabilities	(23,641)	(33,210)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(88,093)	(132,794)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(39,795)	(77,515)
Total Derivative Liabilities		$(241,771)	$(355,860)

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

	Estimated Fair Value at June 30, 2023
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$128,754	$(60,079)	$68,674
Non-Current Assets	46,007	(37,150)	8,857
Total Derivative Assets	$174,761	$(97,230)	$77,532

Offsetting of Derivative Liabilities:
Current Liabilities	$(75,223)	$60,079	$(15,144)
Non-Current Liabilities	(166,548)	37,150	(129,398)
Total Derivative Liabilities	$(241,771)	$97,230	$(144,542)

	Estimated Fair Value at December 31, 2022
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$77,802	$(42,509)	$35,293
Non-Current Assets	41,575	$(29,028)	12,547
Total Derivative Assets	$119,377	$(71,537)	$47,840

Offsetting of Derivative Liabilities:
Current Liabilities	$(100,927)	$42,509	$(58,418)
Non-Current Liabilities	(254,933)	29,028	(225,905)
Total Derivative Liabilities	$(355,860)	$71,537	$(284,324)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of June 30, 2023.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at June 30, 2023 and December 31, 2022.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:
•changes in crude oil and natural gas prices, the pace of drilling and completions activity on our current properties and properties pending acquisition;
•infrastructure constraints and related factors affecting our properties;
•cost inflation or supply chain disruptions;
•ongoing legal disputes over, and potential shutdown of, the Dakota Access Pipeline;
•our ability to acquire additional development opportunities, potential or pending acquisition transactions, the projected capital efficiency savings and other operating efficiencies and synergies resulting from our acquisition transactions, integration and benefits of property acquisitions, or the effects of such acquisitions on our company’s cash position and levels of indebtedness;
•changes in our reserves estimates or the value thereof;
•disruption to our company’s business due to acquisitions and other significant transactions;
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
•the potential impact of the capped call transactions undertaken in tandem with the Convertible Notes issuance, including counterparty risk;
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

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in the premier basins within the United States.  Using this strategy, we had participated in 9,131 gross (872.8 net) producing wells as of June 30, 2023. As of June 30, 2023, we had leased approximately 268,480 net acres, of which approximately 89% were developed and all were located in the United States.

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

Our average daily production in the second quarter of 2023 was approximately 90,878 Boe per day, of which approximately 60% was oil. This was a 25% increase in production compared to the second quarter of 2022, primarily due to production attributable to recent acquisitions and new wells added to production. During the three months ended June 30, 2023, we added 13.8 net wells to production (excluding wells added at closing of the Forge Acquisition).

Our percentage of production volumes by basin for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil (Bbl)	64%	36%	—%	100%	74%	26%	—%	100%
Natural Gas and NGLs (Mcf)	41%	28%	31%	100%	37%	21%	42%	100%
Total (Boe)	55%	33%	12%	100%	58%	24%	18%	100%

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

•our ability to continue to identify and acquire high-quality acreage and drilling opportunities; and

•the level of our operating expenses.

In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage and wells in the Williston, Permian and Appalachian Basins subjects our operating results to factors specific to these regions.  These factors include the potential adverse impact of weather on drilling, production and transportation activities, as well as infrastructure limitations, transportation capacity, regulatory matters and other factors that may specifically affect one or more of these regions.

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price. Thus, our operating results are also affected by changes in the price differentials between the applicable benchmark and the sales prices we receive for our production. Our oil price differential to the NYMEX benchmark price during the second quarter of

2023 was $2.65 per barrel, as compared to $2.33 per barrel in the second quarter of 2022. Our net realized gas price in the second quarter of 2023 was $3.18 per Mcf, representing 137% realization relative to average Henry Hub pricing, compared to a net realized gas price of $8.63 per Mcf in the second quarter of 2022, which represented 115% realization relative to average Henry Hub pricing. Fluctuations in our oil and gas price realizations are due to several factors such as pricing by basin, gathering and transportation costs, transportation method, takeaway capacity relative to production levels, regional storage capacity, seasonal refinery maintenance temporarily depressing demand, and in the case of gas realizations, the price of NGLs.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher oil prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower oil prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant. Since 2021, we have observed inflationary pressures on drilling and other operating costs due to various factors, such as higher commodity prices, labor shortages, supply chain disruptions and other factors. During the first six months of 2023, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $9.2 million, compared to $7.1 million for the wells we elected to participate in during 2022.

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

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023	2022
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$2.32	$7.50
Oil (per Bbl)	$73.68	$108.59
_________
(1)Based on average NYMEX closing prices.

	Six Months Ended June 30,
	2023	2022
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$2.53	$6.07
Oil (per Bbl)	$74.82	$101.88
_________
(1)Based on average NYMEX closing prices.

We have entered into derivatives contracts to hedge commodity price risk on a portion of our future expected oil and natural gas production. For a summary as of June 30, 2023, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in Part I, Item 3 below. See also Note 11 to our condensed financial statements.

Results of Operations for the Three Months Ended June 30, 2023 and June 30, 2022

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended June 30,
	2023	2022	% Change
Net Production:
Oil (Bbl)	4,981,162	3,801,663	31%
Natural Gas and NGLs (Mcf)	19,732,243	16,878,481	17%
Total (Boe)	8,269,869	6,614,743	25%

Net Sales (in thousands):
Oil Sales	353,834	403,978	(12)%
Natural Gas and NGL Sales	62,657	145,665	(57)%
Gain (Loss) on Settled Commodity Derivatives	27,265	(162,314)
Gain (Loss) on Unsettled Commodity Derivatives	30,503	54,117
Other Revenue	2,294	—
Total Revenues	476,554	441,446	8%

Average Sales Prices:
Oil (per Bbl)	$71.03	$106.26	(33)%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	1.31	(32.53)
Oil Net of Settled Oil Derivatives (per Bbl)	72.34	73.73	(2)%

Natural Gas and NGLs (per Mcf)	3.18	8.63	(63)%
Effect of Gain (Loss) on Settled Natural Gas Derivatives on Average Price (per Mcf)	1.05	(2.29)
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	4.23	6.34	(33)%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	50.36	83.09	(39)%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	3.30	(24.54)
Realized Price on a Boe Basis Including Settled Commodity Derivatives	53.66	58.55	(8)%

Operating Expenses (in thousands):
Production Expenses	$84,350	$64,642	30%
Production Taxes	37,138	43,840	(15)%
General and Administrative Expenses	12,402	8,064	54%
Depletion, Depreciation, Amortization and Accretion	106,427	54,796	94%
Other Expense	1,446	—

Costs and Expenses (per Boe):
Production Expenses	$10.20	$9.77	4%
Production Taxes	4.49	6.63	(32)%
General and Administrative Expenses	1.50	1.22	23%
Depletion, Depreciation, Amortization and Accretion	12.87	8.28	55%

Net Producing Wells at Period End	872.8	735.0	19%

Oil and Natural Gas Sales

In the second quarter of 2023, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $416.5 million, compared to $549.6 million in the second quarter of 2022. The reduction was driven by a 39% decrease in realized prices, excluding the effect of settled commodity derivatives, partially offset by a 25% increase in production volumes. The lower average realized price in the second quarter of 2023 compared to the same period in 2022 was driven by lower average NYMEX oil prices and slightly higher average oil price differential. Oil price differential during the second quarter of 2023 was $2.65 per barrel, as compared to $2.33 per barrel in the second quarter of 2022. The lower average realized price in the second quarter of 2023 as compared to the same period in 2022 was also driven by a $5.45 per Mcf decrease in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, in the second quarter of 2023 compared to the same period of 2022.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 25% increase in production levels in the second quarter of 2023 compared to the same period of 2022.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a gain of $57.8 million in the second quarter of 2023, compared to a loss of $108.2 million in the second quarter of 2022. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the second quarter of 2023, we realized a gain on settled commodity derivatives of $27.3 million, compared to a $162.3 million loss in the second quarter of 2022. The increased gain on settled derivatives was primarily due to a significant decrease in the average NYMEX oil price in the second quarter of 2023 compared to the same period of 2022. The average NYMEX oil price for the second quarter of 2023 was $73.68 per barrel, compared to $108.59 per barrel for the second quarter of 2022. During the second quarter of 2023, our derivative settlements included 2.2 million barrels of oil at an average settlement price of $75.69 per barrel. During the second quarter of 2022, our settled commodity derivatives included 2.6 million barrels of oil at an average settlement price of $60.91 per barrel. Our average realized price (including all commodity derivative cash settlements) in the second quarter of 2023 was $53.66 per Boe compared to $58.55 per Boe in the second quarter of 2022. The gain (loss) on settled commodity derivatives increased our average realized price per Boe by $3.30 in the second quarter of 2023 and decreased our average realized price per Boe by $24.54 in the second quarter of 2022.

Unsettled commodity derivative gains and losses was a gain of $30.5 million in the second quarter of 2023, compared to a gain of $54.1 million in the second quarter of 2022. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2023, all of our derivative contracts are recorded at their fair value, which was a net liability of $67.0 million, a change of $169.5 million from the $236.5 million net liability recorded as of December 31, 2022. The decrease in liability at June 30, 2023 as compared to December 31, 2022 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2022. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $84.4 million in the second quarter of 2023, compared to $64.6 million in the second quarter of 2022. On a per unit basis, production expenses were $10.20 per Boe in the second quarter of 2023 compared to $9.77 per Boe in the second quarter of 2022. The higher production expense was driven by increased service and maintenance costs and higher workover expenses per Boe in the second quarter of 2023. On an absolute dollar basis, the increase in our production expenses in the second quarter of 2023 compared to the second quarter of 2022 was primarily due to a 25% increase in production volumes, a 19% increase in the total number of net producing wells and the aforementioned higher per unit costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $37.1 million in the second quarter of 2023, down compared to $43.8 million in the second quarter of 2022. As a percentage of oil and natural gas sales, our production taxes were 8.9% and 8.0% in the second quarter of 2023 and 2022, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales as well as the mix of our production by basin. Oil sales are taxed at a higher rate than natural gas sales.

General and Administrative Expenses

General and administrative expenses were $12.4 million in the second quarter of 2023 compared to $8.1 million in the second quarter of 2022. The increase was primarily due to a $3.1 million increase in acquisition-related costs in the second quarter of 2023 as compared to the second quarter of 2022, coupled with increases of $0.4 million in compensation expense and $0.7 million in professional fees.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $106.4 million in the second quarter of 2023, compared to $54.8 million in the second quarter of 2022. Depletion expense, the largest component of DD&A, increased by $51.5 million in the second quarter of 2023 compared to the second quarter of 2022. The aggregate increase in depletion expense was driven by a 25% increase in production levels and a 56% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $12.76 per Boe in the second quarter of 2023 compared to $8.17 per Boe in the second quarter of 2022. The higher depletion rate per Boe was primarily driven by a significant increase to our depletable base, due to the closing of several larger acquisitions in the second half of 2022 and the first half of 2023 (see Note 3 to our financial statements). Depreciation, amortization and accretion was $0.9 million and $0.7 million in the second quarter of 2023 and 2022, respectively. The following table summarizes DD&A expense per Boe for the second quarter of 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Depletion	$12.76	$8.17	$4.59	56%
Depreciation, Amortization and Accretion	0.11	0.11	—	—%
Total DD&A Expense	$12.87	$8.28	$4.59	55%

Interest Expense

Interest expense, net of capitalized interest, was $32.0 million in the second quarter of 2023 compared to $18.4 million in the second quarter of 2022. The increase was primarily due to higher levels of debt outstanding during the second quarter of 2023 compared to the second quarter of 2022.

Income Tax

During the second quarter of 2023, we recorded income tax expense of $39.0 million related to federal and state income taxes as a result of the release of our valuation allowance during the period. During the second quarter of 2022, we recorded income tax expense of $1.0 million related to state income taxes as the Company maintained a full valuation allowance for its deferred tax assets. The effective tax rate for the second quarter of June 30, 2023 was 18.9% compared to an effective tax rate of 0.4% for the second quarter of 2022. The difference was due primarily to the release of the valuation allowance in the second quarter of 2023.

Results of Operations for the Six Months Ended June 30, 2023 and June 30, 2022

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Six Months Ended June 30,
	2023	2022	% Change
Net Production:
Oil (Bbl)	9,828,935	7,625,685	29%
Natural Gas and NGLs (Mcf)	37,833,498	32,412,120	17%
Total (Boe)	16,134,518	13,027,705	24%

Net Sales (in thousands):
Oil Sales	$709,213	$752,708	(6)%
Natural Gas and NGL Sales	133,513	253,393	(47)%
Gain (Loss) on Settled Commodity Derivatives	40,935	(267,475)
Gain (Loss) on Unsettled Commodity Derivatives	170,490	(330,110)
Other Revenue	4,619	—
Total Revenues	1,058,769	408,516	159%

Average Sales Prices:
Oil (per Bbl)	$72.16	$98.71	(27)%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	0.06	(29.31)
Oil Net of Settled Oil Derivatives (per Bbl)	72.22	69.40	4%

Natural Gas and NGLs (per Mcf)	3.53	7.82	(55)%
Effect of Gain (Loss) on Settled Natural Gas Derivatives on Average Price (per Mcf)	1.07	(1.64)
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	4.60	6.18	(26)%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	52.23	77.23	(32)%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	2.54	(20.53)
Realized Price on a Boe Basis Including Settled Commodity Derivatives	54.77	56.70	(3)%

Operating Expenses (in thousands):
Production Expenses	$162,438	$119,181	36%
Production Taxes	72,056	78,455	(8)%
General and Administrative Expenses	25,402	21,879	16%
Depletion, Depreciation, Amortization and Accretion	201,045	107,980	86%
Other Expense	2,447	—

Costs and Expenses (per Boe):
Production Expenses	$10.07	$9.15	10%
Production Taxes	4.47	6.02	(26)%
General and Administrative Expenses	1.57	1.68	(7)%
Depletion, Depreciation, Amortization and Accretion	12.46	8.29	50%

Net Producing Wells at Period End	872.8	735.0	19%

Oil and Natural Gas Sales

In the first six months of 2023, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $842.7 million, compared to $1,006.1 million in the first six months of 2022. The reduction was driven by a 32% decrease in realized prices, excluding the effect of settled commodity derivatives, partially offset by a 24% increase in production volumes. The lower average realized price in the first six months of 2023 compared to the same period in 2022 was driven by lower average NYMEX oil and natural gas prices, partially offset by a lower average oil price differential. Oil price differential during the first six months of 2023 was $2.66 per barrel, as compared to $3.17 per barrel in the first six months of 2022. The lower average realized price in the first six months of 2023 as compared to the same period in 2022 was also driven by a $4.29 per Mcf decrease in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, in the first six months of 2023 compared to the same period of 2022.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 24% increase in production levels in the first six months of 2023 compared to the same period of 2022.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a gain of $211.4 million in the first six months of 2023, compared to a loss of $597.6 million in the first six months of 2022. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first six months of 2023, we realized a gain on settled commodity derivatives of $40.9 million, compared to a $267.5 million loss in the first six months of 2022. The increased gain on settled derivatives was primarily due to a significant decrease in the average NYMEX oil price in the first six months of 2023 compared to the same period of 2022. The average NYMEX oil price for the first six months of 2023 was $74.82 per barrel, compared to $101.88 per barrel for the first six months of 2022. During the first six months of 2023, our derivative settlements included 4.2 million barrels of oil at an average settlement price of $74.09 per barrel. During the first six months of 2022, our settled commodity derivatives included 5.3 million barrels of oil at an average settlement price of $60.84 per barrel. Our average realized price (including all commodity derivative cash settlements) in the first six months of 2023 was $54.77 per Boe compared to $56.70 per Boe in the first six months of 2022. The gain (loss) on settled commodity derivatives increased our average realized price per Boe by $2.54 in the first six months of 2023 and decreased our average realized price per Boe by $20.53 in the first six months of 2022.

Unsettled commodity derivative gains and losses was a gain of $170.5 million in the first six months of 2023, compared to a loss of $330.1 million in the first six months of 2022. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2023, all of our derivative contracts are recorded at their fair value, which was a net liability of $67.0 million, a change of $169.5 million from the $236.5 million net liability recorded as of December 31, 2022. The decrease in liability at June 30, 2023 as compared to December 31, 2022 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2022. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $162.4 million in the first six months of 2023, compared to $119.2 million in the first six months of 2022. On a per unit basis, production expenses were $10.07 per Boe in the first six months of 2023 compared to $9.15 per Boe in the first six months of 2022. The higher production expense was driven by increased service and maintenance costs and higher workover expenses per Boe in the first six months of 2023. On an absolute dollar basis, the increase in our production expenses in the first six months of 2023 compared to the first six months of 2022 was primarily due to a 24%

increase in production volumes, a 19% increase in the total number of net producing wells and the aforementioned higher per unit costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $72.1 million in the first six months of 2023, essentially flat compared to $78.5 million in the first six months of 2022. As a percentage of oil and natural gas sales, our production taxes were 8.6% and 7.8% in the first six months of 2023 and 2022, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales as well as the mix of our production by basin. Oil sales are taxed at a higher rate than natural gas sales.

General and Administrative Expenses

General and administrative expenses were $25.4 million in the first six months of 2023 compared to $21.9 million in the first six months of 2022. The increase was primarily due to increases of $2.0 million in compensation expense and $1.4 million in professional fees in the first six months of 2023 as compared to the first six months of 2022.

Depletion, Depreciation, Amortization and Accretion

DD&A was $201.0 million in the first six months of 2023, compared to $108.0 million in the first six months of 2022. Depletion expense, the largest component of DD&A, increased by $92.6 million in the first six months of 2023 compared to the first six months of 2022. The aggregate increase in depletion expense was driven by a 24% increase in production levels and a 51% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $12.35 per Boe in the first six months of 2023 compared to $8.19 per Boe in the first six months of 2022. The higher depletion rate per Boe was primarily driven by a significant increase to our depletable base, due to the closing of several larger acquisitions in the second half of 2022 and the first half of 2023 (see Note 3 to our financial statements). Depreciation, amortization and accretion was $1.8 million and $1.3 million in the first six months of 2023 and 2022, respectively. The following table summarizes DD&A expense per Boe for the first six months of 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Depletion	$12.35	$8.19	$4.16	51%
Depreciation, Amortization and Accretion	0.11	0.09	0.02	22%
Total DD&A Expense	$12.46	$8.28	$4.18	50%

Interest Expense

Interest expense, net of capitalized interest, was $62.1 million in the first six months of 2023 compared to $36.4 million in the first six months of 2022. The increase was primarily due to higher levels of debt outstanding during the first six months of 2023 compared to the first six months of 2022.

Income Tax

During the first six months of 2023, we recorded income tax expense of $39.7 million related to federal and state income taxes as a result of the release of our valuation allowance during the period. During the first six months of 2022, we recorded income tax expense of $1.8 million related to state income taxes as the Company maintained a full valuation allowance for its deferred tax assets. The effective tax rate for the first six months of June 30, 2023 was 7.2% compared to an effective tax rate of 3.9% for the first six months of 2022. The difference was due primarily to the release of our valuation allowance in the second quarter of 2023.

Liquidity and Capital Resources

Overview

Our main sources of liquidity and capital resources as of the date of this report have been internally generated cash flow from operations, proceeds from equity and debt financings, and credit facility borrowings.  Our primary uses of capital have been for the acquisition, development and operation of our oil and natural gas properties and for shareholder returns.  We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.

In January 2023, we completed the MPDC Acquisition of oil and gas properties in the Permian Midland Basin for total cash consideration of $319.9 million, and in June 2023 we completed the Forge Acquisition of oil and gas properties in the Permian Delaware Basin for total cash consideration of $167.9 million (see Note 3 to our financial statements).

During the first half of 2023, to finance the foregoing acquisitions, reduce borrowings under our Revolving Credit Facility, and maintain a strong balance sheet, we completed a $224.7 million common stock offering and issued $500.0 million aggregate principal amount of Senior Notes due 2031. These transactions allowed us to exit the three months ended June 30, 2023, with zero borrowings outstanding under our Revolving Credit Facility.

In addition, in June 2023 we entered into a definitive agreement to jointly acquire (with Earthstone Energy, Inc.) the Permian Delaware Basin assets of Novo Oil & Gas Holdings, LLC (the “Novo Acquisition”). We agreed to acquire 33.33% of the assets in the Novo Acquisition for a purchase price of $500.0 million in cash, subject to customary closing adjustments. We paid a $37.5 million cash deposit into escrow at signing of the Novo Acquisition. We plan to borrow under our Revolving Credit Facility to fund the closing of the Novo Acquisition, which is expected to occur in August 2023.

During the six months ended June 30, 2023, we repurchased and retired (i) 287,751 shares of our common stock for total consideration of $8.0 million and (ii) $19.1 million aggregate principal amount of our Senior Notes due 2028 for total consideration of $18.4 million, plus accrued interest.

As of June 30, 2023, we had outstanding total debt of $1,705.1 million consisting of no borrowings under our Revolving Credit Facility, $705.1 million aggregate principal amount of our Senior Notes due 2028, $500.0 million aggregate principal amount of our Senior Notes due 2031, and $500.0 million aggregate principal amount of our Convertible Notes.

As of June 30, 2023, we had total liquidity of $1.01 billion, consisting of $1.00 billion of committed borrowing availability under the Revolving Credit Facility and $14.8 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 85% and 73% of our total oil and gas sales in the second quarter of 2023 and 2022, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the six months ended June 30, 2023, we hedged approximately 43% of our crude oil production and approximately 34% of our natural gas and NGL production. For a summary as of June 30, 2023, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

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

At June 30, 2023, we had a working capital surplus of $7.0 million, compared to a deficit of $24.5 million at December 31, 2022. Current assets increased by $65.3 million while and current liabilities increased by $33.8 million at June 30, 2023, compared to December 31, 2022. The increase in current assets is primarily due to a $33.4 million increase in derivative instruments due to the change in fair value as a result of commodity price changes and an increase of $25.3 million in advances to operators primarily related to the MPDC Acquisition. The increase in current liabilities is primarily related to a $82.5 million increase in our accounts payable and accrued liabilities due in part to increased completion activity levels on our properties and a $4.6 million increase in accrued interest, partially offset by a $43.3 million decrease in our derivative instruments and a $10.1 million decrease in contingent consideration.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. We typically enter into commodity derivative transactions covering a substantial, but varying, portion of our anticipated future oil and gas production for the next 12 to 36 months. Our cash flows for the six months ended June 30, 2023 and 2022 are presented below:

	Six Months Ended June 30,
(In thousands, unaudited)	2023	2022
Net Cash Provided by Operating Activities	$577,094	$364,273
Net Cash Used for Investing Activities	(871,380)	(545,777)
Net Cash Provided by Financing Activities	306,564	173,456
Net Change in Cash	$12,278	$(8,048)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2023 was $577.1 million, compared to $364.3 million in the same period of the prior year. This increase was due to significantly higher production volumes and higher realized oil prices (including the effect of settled derivatives), offset by lower realized natural gas prices (including the effect of settled derivatives) and higher operating costs. Net cash provided by operating activities is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the six months ended June 30, 2023 was a surplus of $0.5 million compared to a deficit of $122.9 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2023 and 2022 were $871.4 million and $545.8 million, respectively. The increase in cash used in investing activities for the first six months of 2023 as compared to the same period of 2022 was attributable to a $309.2 million increase in our capital expenditures for oil and natural gas properties spending, which included the closing of our MPDC Acquisition and the Forge Acquisition in the first six months of 2023. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $242.6 million and $159.0 million at June 30, 2023 and 2022, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the six months ended June 30, 2023, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $933.5 million, while the actual cash spend in this regard amounted to $833.4 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the six months ended June 30, 2023 and 2022 are summarized in the following table:

	Six Months Ended June 30,
(In millions, unaudited)	2023	2022
Drilling and Development Capital Expenditures	$349.4	$152.9
Acquisition of Oil and Natural Gas Properties	519.8	369.7
Other Capital Expenditures	1.7	1.6
Total	$870.9	$524.2

Cash Flows from Financing Activities

Net cash provided by financing activities was $306.6 million during the six months ended June 30, 2023, compared to net cash provided by financing activities of $173.5 million during the six months ended June 30, 2022. For the six months June 30, 2023, cash provided by financing activities was primarily related to the issuance of the Senior Notes due 2031 of $492.8 million and the issuance of common stock of $224.7 million, partially offset by $319.0 million of net payments under our Revolving Credit Facility, $8.0 million in repurchases of common stock, $18.4 million in repurchases of our Senior Notes due 2028, and $54.4 million of common stock dividend payments. For the six months ended June 30, 2022, cash provided by financing activities was primarily related to $312.0 million of net advances under our Revolving Credit Facility, which was partially offset by $81.2 million in repurchases of Series A Preferred Stock and $17.0 million of common stock dividend payments.

Revolving Credit Facility

We have a Revolving Credit Facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of June 30, 2023, the Revolving Credit Facility had a borrowing base of $1.60 billion and an elected commitment amount of $1.00 billion, and we had zero in borrowings outstanding under the facility, leaving $1.00 billion in available committed borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Senior Notes due 2028

As of June 30, 2023, we had outstanding $705.1 million aggregate principal amount of our Senior Notes due 2028. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2028.

Senior Notes due 2031

As of June 30, 2023, we had outstanding $500.0 million million aggregate principal amount of our Senior Notes due 2031. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2031.

Convertible Notes

As of June 30, 2023, we had outstanding $500.0 million aggregate principal amount of our Convertible Notes. See Note 4 to our financial statements for further details regarding the Convertible Notes.

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

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting estimates include impairment testing of natural gas and crude oil production properties, derivative instruments and hedging activity, and income taxes.  There were no material changes in our critical accounting estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

The following table summarizes our open crude oil derivative contracts as of June 30, 2023, by fiscal quarter.

Crude Oil Contracts
	Swaps(1)		Collars
Settlement Period	Volume (Bbls)	Weighted Average Price ($/Bbl)	Collar Call Volume (Bbls)	Collar Put Volume (Bbls)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Floor Price ($/Bbl)

2023:
Q3	1,920,013	$76.73	1,823,989	1,441,613	$86.38	$71.57
Q4	1,860,576	75.67	1,877,252	1,485,676	85.61	71.53
2024:
Q1	727,703	$77.03	1,945,397	1,292,178	$84.84	$69.82
Q2	735,517	75.89	1,946,387	1,306,267	84.61	69.12
Q3	731,456	74.24	782,056	630,256	80.43	68.15
Q4	349,469	68.83	723,749	549,800	81.80	68.15
2025:
Q1	72,749	$65.73	323,286	224,849	$78.69	$66.98
Q2	53,633	65.08	273,171	199,233	75.49	67.63
Q3	46,394	64.43	234,994	161,970	75.76	67.88
Q4	42,911	63.89	208,511	135,487	76.87	67.63
2026:
Q1	38,726	$63.24	43,226	39,289	$70.25	$62.50
Q2	39,157	62.74	43,707	39,727	70.25	62.50
Q3	39,587	62.28	44,187	40,163	70.25	62.50
Q4	39,587	61.70	44,187	40,163	70.25	62.50
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

The following table summarizes our open natural gas derivative contracts as of June 30, 2023, by fiscal quarter.

Natural Gas Contracts
	Swaps(1)		Collars
Contract Period	Volume (MMBTU)	Weighted Average Price ($/MMBTU)	Collar Call Volume (MMBTU)	Collar Put Volume (MMBTU)	Weighted Average Ceiling Price ($/MMBTU)	Weighted Average Floor Price ($/MMBTU)

2023:
Q3	9,722,370	$3.86	3,355,000	3,355,000	$6.67	$4.18
Q4	9,716,958	3.82	6,285,000	6,285,000	6.90	4.13
2024:
Q1	9,461,616	$3.61	2,502,500	2,502,500	$6.50	$3.64
Q2	9,495,805	3.49	1,137,500	1,137,500	4.95	3.20
Q3	9,480,457	3.49	920,000	920,000	4.01	3.00
Q4	6,342,909	3.48	920,000	920,000	4.01	3.00
2025:
Q1	1,035,000	$3.79	3,720,734	3,720,734	$6.46	$3.18
Q2	460,000	4.00	2,949,216	2,949,216	5.50	3.18
Q3	460,000	4.00	2,416,781	2,416,781	5.67	3.20
Q4	305,000	4.00	2,448,797	2,448,797	6.00	3.19
2026:
Q1	—	$—	2,293,735	2,293,735	$5.98	$3.19
Q2	—	—	2,319,220	2,319,220	5.98	3.19
Q3	—	—	2,344,706	2,344,706	5.98	3.19
Q4	—	—	2,344,706	2,344,706	5.98	3.19
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

Interest Rate Risk

Our long-term debt as of June 30, 2023 was comprised of borrowings that contain fixed and floating interest rates. The Senior Notes due 2028, Senior Notes due 2031, and Convertible Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement (see Note 4 to our condensed financial statements).

Changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at June 30, 2023 would not have cost us any additional annual interest expense, because we exited the quarter with no borrowings oustanding under our Revolving Credit Facility.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“Exchange Act”), reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

As of June 30, 2023, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have relied on an exception from the definition of “investment company” under the Investment Company Act of 1940, as amended, and the rules and regulations thereunder (the “ICA”) in order to avoid being subject to the ICA.

We have relied on an exception from the definition of “investment company” under the ICA in order to avoid being subject to the ICA. To the extent the nature of our business or assets change in the future and we do not qualify for another exemption or exception under the ICA at such time, we may be required to register as an “investment company” and become subject to regulations thereunder, which would limit our business operations and require us to spend significant resources in order to comply with such regulations. To the extent a regulatory agency determines we do not qualify for exception to the ICA on which we currently rely, we may be deemed to have been in violation of the ICA, the consequences of which would be expected to be significant.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
Month #1
April 1, 2023 to April 30, 2023	—	$—	—	$ 87.5 million
Month #2
May 1, 2023 to May 31, 2023	—	$—	—	$ 87.5 million
Month #3
June 1, 2023 to June 30, 2023	—	$—	—	$ 87.5 million
Total	—	$—	—	$ 87.5 million
______________
(1)In May 2022, the Company’s Board of Directors approved and the Company promptly announced a stock repurchase program to acquire up to $150 million of shares of our outstanding common stock. The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

(a)    None.

(b)    None.

(c)    The information required by Item 408(a) of Regulation S-K is included in the table below.

	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Nicholas O’Grady (CEO)	Adopt	June 21, 2023	X		40,200	October 7, 2024
Adam Dirlam (President)	Adopt	June 20, 2023	X		19,008	August 30, 2024
Chad Allen (CFO)	Adopt	June 23, 2023	X		7,560	September 30, 2024
James Evans (CTO)	Adopt	June 23, 2023	X		7,560	September 30, 2024
* Intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. ** Not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

During the three months ended June 30, 2023, the Company did not adopt or terminate a “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

Exhibit No.	Description	Reference
2.1	Acquisition and Cooperation Agreement by and between Earthstone Energy Holdings, LLC and Northern Oil and Gas, Inc., dated as of June 14, 2023	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2023
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2023
4.1	Indenture, dated May 15, 2023, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2023
10.1*	Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	August 3, 2023	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer (on behalf of Registrant)

Date:	August 3, 2023	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal financial and accounting officer (on behalf of Registrant)