Form 10-Q
period 2023-09-30
NORTHERN OIL & GAS, INC.
filed 2023-11-02
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of October 31, 2023, there were 100,507,638 shares of our common stock, par value $0.001, outstanding.

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

“Exploratory well.”  A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well, or a stratigraphic test well.

“Extension well.” An extension well is a well drilled to extend the limits of a known reservoir.

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

“Service well.” A service well is drilled or completed for the purpose of supporting production in an existing field. Wells in this class are drilled for the following specific purposes: gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

“Spacing.”  The distance between wells producing from the same reservoir.  Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies.

“Stratigraphic test well.” A stratigraphic test well is a drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily are drilled without the intent of being completed for hydrocarbon production. The classification also includes tests identified as core tests and all types of expendable holes related to hydrocarbon exploration. Stratigraphic tests are classified as “exploratory type” if not drilled in a known area or “development type” if drilled in a known area.

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

Terms used to assign a present value to or to classify our reserves:

“Developed Oil and Gas Reserves.” Oil and natural gas reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

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

“Reserves.” Estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

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

“Undeveloped Oil and Gas Reserves.” Oil and natural gas reserves of any category that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

v

NORTHERN OIL AND GAS, INC.
FORM 10-Q

September 30, 2023

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS

(In thousands, except par value and share data)	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$12,952	$2,528
Accounts Receivable, Net	363,516	271,336
Advances to Operators	25,431	8,976
Prepaid Expenses and Other	2,567	2,014
Derivative Instruments	65,160	35,293
Income Tax Receivable	—	338
Total Current Assets	469,626	320,485

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	8,135,649	6,492,683
Unproved	36,827	41,565
Other Property and Equipment	7,421	6,858
Total Property and Equipment	8,179,897	6,541,106
Less – Accumulated Depreciation, Depletion and Impairment	(4,391,261)	(4,058,180)
Total Property and Equipment, Net	3,788,636	2,482,926

Derivative Instruments	29,543	12,547
Acquisition Deposit	—	43,000
Other Noncurrent Assets, Net	16,861	16,220

Total Assets	$4,304,666	$2,875,178

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$235,129	$128,582
Accrued Liabilities	154,882	121,737
Accrued Interest	32,074	24,347
Income Tax Payable	2,051	—
Derivative Instruments	176,339	58,418
Contingent Consideration	—	10,107
Other Current Liabilities	2,016	1,781
Total Current Liabilities	602,491	344,972

Long-term Debt, Net	2,057,359	1,525,413
Deferred Tax Liability	7,291	—
Derivative Instruments	190,086	225,905
Asset Retirement Obligations	36,799	31,582
Other Noncurrent Liabilities	2,847	2,045

Total Liabilities	$2,896,873	$2,129,917

Commitments and Contingencies

Stockholders’ Equity
Common Stock, Par Value $.001; 135,000,000 Shares Authorized; 93,032,638 Shares Outstanding at 9/30/2023 85,165,807 Shares Outstanding at 12/31/2022	495	487
Additional Paid-In Capital	1,873,940	1,745,532
Retained Deficit	(466,642)	(1,000,759)
Total Stockholders’ Equity	1,407,793	745,260
Total Liabilities and Stockholders’ Equity	$4,304,666	$2,875,178
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenues
Oil and Gas Sales	$511,651	$534,050	$1,354,376	$1,540,151
Gain (Loss) on Commodity Derivatives, Net	(199,548)	257,590	11,878	(339,995)
Other Revenues	1,870	—	6,488	—
Total Revenues	313,973	791,640	1,372,742	1,200,156

Operating Expenses
Production Expenses	82,506	68,478	244,944	187,659
Production Taxes	42,158	42,273	114,215	120,729
General and Administrative Expenses	11,846	10,278	37,248	32,155
Depletion, Depreciation, Amortization and Accretion	133,791	65,975	334,836	173,956
Other Expenses	1,234	—	3,681	—
Total Operating Expenses	271,535	187,004	734,924	514,499

Income From Operations	42,438	604,637	637,818	685,658

Other Income (Expense)
Interest Expense, Net of Capitalization	(37,040)	(20,135)	(99,151)	(56,523)
Gain (Loss) on Unsettled Interest Rate Derivatives, Net	—	(42)	(1,017)	1,772
Gain on Extinguishment of Debt, Net	—	339	659	574
Contingent Consideration Gain	—	—	10,107	—
Other Income (Expense)	21	(1)	4,712	(184)
Total Other Income (Expense)	(37,019)	(19,839)	(84,690)	(54,361)

Income Before Income Taxes	5,419	584,798	553,128	631,296

Income Tax Expense (Benefit)	(20,691)	1,333	19,012	3,128

Net Income	$26,111	$583,465	$534,116	$628,169

Cumulative Preferred Stock Dividend	—	(2,610)	—	(8,437)

Premium on Repurchase of Preferred Stock	—	—	—	(25,320)

Net Income Attributable to Common Stockholders	$26,111	$580,855	$534,116	$594,412

Net Income Per Common Share – Basic	$0.28	$7.39	$6.01	$7.66
Net Income Per Common Share – Diluted	$0.28	$6.77	$5.97	$6.92
Weighted Average Common Shares Outstanding – Basic	92,768,035	78,589,661	88,857,016	77,632,410
Weighted Average Common Shares Outstanding – Diluted	93,742,407	86,141,293	89,449,731	87,056,158
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash Flows from Operating Activities
Net Income	$534,116	$628,169
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization, and Accretion	334,836	173,956
Amortization of Debt Issuance Costs	5,824	3,316
Gain on Extinguishment of Debt	(659)	(574)
Amortization of Bond Premium/Discount on Long-term Debt	(1,188)	(1,599)
Deferred Income Taxes	18,121	805
Unrealized (Gain) Loss of Derivative Instruments	35,239	(54,163)
Gain on Contingent Consideration	(10,107)	—
Loss on Disposal of Fixed Assets	—	185
Stock-Based Compensation Expense	4,479	4,209
Other	2,882	2,165
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(91,588)	(121,904)
Prepaid and Other Expenses	(553)	(1,000)
Accounts Payable	531	15,997
Accrued Interest	7,484	(14,154)
Accrued Liabilities and Expenses	1,542	5,631
Net Cash Provided by Operating Activities	840,959	641,039

Cash Flows from Investing Activities
Capital Expenditures on Oil and Natural Gas Properties	(1,483,639)	(825,462)
Acquisition Deposit	—	(28,500)
Purchases of Other Property and Equipment	(564)	(4,580)
Net Cash Used for Investing Activities	(1,484,203)	(858,542)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	903,000	830,000
Repayments on Revolving Credit Facility	(838,000)	(444,000)
Repurchase of Senior Notes Due 2028	(18,436)	(19,832)
Issuance of Senior Notes Due 2031	492,840	—
Debt Issuance Costs Paid	(11,103)	(6,238)
Issuance of Common Stock	224,682	—
Repurchases of Common Stock	(8,004)	(21,500)
Repurchases of Preferred Stock	—	(81,236)
Restricted Stock Surrenders - Tax Obligations	(2,616)	(2,206)
Preferred Dividends Paid	—	(5,911)
Common Dividends Paid	(88,695)	(31,966)
Net Cash Provided by Financing Activities	653,668	217,112

Net Increase (Decrease) in Cash and Cash Equivalents	10,424	(390)

Cash and Cash Equivalents - Beginning of Period	2,528	9,519

Cash and Cash Equivalents - End of Period	12,952	9,129
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2022	85,165,807	$487	—	$—	$1,745,532	$(1,000,759)	$745,260

Issuance of Common Stock	193,293	—	—	—	—	—	—
Restricted Stock Forfeitures	(6,854)	—	—	—	(54)	—	(54)
Share Based Compensation	—	—	—	—	2,316	—	2,316
Restricted Stock Surrenders - Tax Obligations	(98,052)	—	—	—	(2,616)	—	(2,616)
Issuance of Common Stock in Exchange for Warrants	403,780	—	—	—	—	—	—
Repurchases of Common Stock	(287,751)	—	—	—	(8,004)	—	(8,004)
Common Stock Dividends Declared	—	—	—	—	(29,026)	—	(29,026)
Net Income	—	—	—	—	—	340,191	340,191
March 31, 2023	85,370,223	$487	—	$—	$1,708,147	$(660,568)	$1,048,067

Issuance of Common Stock	11,585	—	—	—	—	—	—
Restricted Stock Forfeitures	(6,550)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,207	—	1,207
Equity Offerings, Net of Issuance Costs	7,647,500	8	—	—	224,674	—	224,682
Common Stock Dividends Declared	—	—	—	—	(34,414)	—	(34,414)
Deferred Taxes Related to Capped Calls	—	—	—	—	8,441	—	8,441
Net Income	—	—	—	—		167,815	167,815

June 30, 2023	93,022,758	$495	—	$—	$1,908,055	$(492,753)	$1,415,797

Issuance of Common Stock	9,880	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,234	—	1,234
Common Stock Dividends Declared	—	—	—	—	(35,349)	—	(35,349)
Net Income	—	—	—	—	—	26,111	26,111

September 30, 2023	93,032,638	$495	—	$—	$1,873,940	$(466,642)	$1,407,793

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2021	77,341,921	$479	2,218,732	$2	$1,988,649	$(1,773,996)	$215,135

Issuance of Common Stock	15,651	—	—	—	—	—	—
Restricted Stock Forfeitures	(1,815)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,499	—	1,499
Restricted Stock Surrenders - Tax Obligations	(89,620)	—	—	—	(2,206)	—	(2,206)
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	—	—	—	—	17,870	—	17,870
Repurchases of Preferred Stock	—	—	(362,671)	—	(50,225)	—	(50,225)
Common Stock Dividends Declared	—	—	—	—	(10,815)	—	(10,815)
Net Loss	—	—	—	—	—	(206,560)	(206,560)
March 31, 2022	77,266,137	$479	1,856,061	$2	$1,944,773	$(1,980,556)	$(35,302)

Issuance of Common Stock	81,948	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,490	—	1,490
Issuance of Common Stock in Exchange for Warrants	2,322,690	2	—	—	(2)	—	—
Repurchases of Common Stock	(447,051)	—	—	—	(12,808)	—	(12,809)
Repurchases of Preferred Stock	—	—	(212,329)	—	(31,011)	—	(31,011)
Preferred Stock Dividends	—	—	—	—	(5,911)	—	(5,911)
Common Stock Dividends Declared	—	—	—	—	(15,071)	—	(15,071)
Net Income	—	—	—	—	—	251,264	251,264

June 30, 2022	79,223,724	$481	1,643,732	$2	$1,881,459	$(1,729,292)	$152,650

Issuance of Common Stock	14,544	—	—	—	—	—	—
Restricted Stock Forfeitures	(200)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,389	—	1,389
Repurchases of Common Stock	(358,868)	—	—	—	(8,691)	—	(8,691)
Common Stock Dividends Declared	—	—	—	—	(19,716)	—	(19,716)
Net Income	—	—	—	—	—	583,465	583,465

September 30, 2022	78,879,200	$481	1,643,732	$2	$1,854,441	$(1,145,827)	$709,097

___________
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
(UNAUDITED)

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

Northern Oil and Gas, Inc. (the “Company,” “Northern,” “our” and words of similar import), a Delaware corporation, is an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties. The Company’s common stock trades on the New York Stock Exchange under the symbol “NOG”.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three and nine months ended September 30, 2023 and 2022, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two primary sources: oil sales and natural gas and NGL sales. Substantially all of the Company’s oil and natural gas sales come from three geographic areas in the United States: the Williston Basin (North Dakota and Montana), the Appalachian Basin (Pennsylvania), and the Permian Basin (New Mexico and Texas). The following tables present the disaggregation of the Company’s oil revenues and natural gas and NGL revenues by basin for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$249,276	$215,517	$—	$464,793	$262,566	$113,166	$—	$375,732
Natural Gas and NGL Revenues	17,901	25,214	3,742	46,857	75,036	38,320	44,962	158,318
Other	—	1,870	—	1,870	—	—	—	—
Total	$267,177	$242,601	$3,742	$513,520	$337,602	$151,486	$44,962	$534,050

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$683,789	$490,217	$—	$1,174,006	$826,483	$301,956	$—	$1,128,439
Natural Gas and NGL Revenues	83,277	71,681	25,412	180,370	209,969	94,302	107,441	411,712
Other	—	6,488	—	6,488	—	—	—	—
Total	$767,066	$568,386	$25,412	$1,360,864	$1,036,452	$396,258	$107,441	$1,540,151

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the development, exploitation, production and exploration activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three and nine months ended September 30, 2023, the Company’s top four operators made up 41% and 40% of total oil and natural gas sales, compared to 37% and 40% and for the three and nine months ended September 30, 2022.

The Company faces concentration risk due to the fact that substantially all of its oil and natural gas revenue is sourced from a limited number of geographic areas of operations. As a result, the Company is disproportionately exposed to risks that affect one of more of those areas in North Dakota, Montana, Texas, New Mexico and Pennsylvania.

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

Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) are computed by dividing net income (loss) attributable to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock options or warrants and vesting of restricted stock awards, and shares issuable upon conversion of the Series A Preferred Stock (as defined below) or Convertible Notes (see Note 4). The number of potential common shares outstanding are calculated using the treasury stock or if-converted method.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Net Income	$26,111	$583,465	$534,116	$628,169
Less: Cumulative Dividends on Preferred Stock	—	(2,610)	—	(8,437)
Less: Premium on Repurchase of Preferred Stock	—	—	$—	$(25,320)
Net Income Attributable to Common Stockholders	26,111	$580,855	$534,116	$594,412

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	92,768,035	78,589,661	88,857,016	77,632,410
Plus: Dilutive Effect of Restricted Stock and Warrants	539,429	7,551,632	446,141	9,423,748
Plus: Dilutive Effect of Convertible Notes	434,944	—	146,574	—
Weighted Average Common Shares Outstanding – Diluted	93,742,407	86,141,293	89,449,731	87,056,158

Net Income per Common Share:
Basic	$0.28	$7.39	$6.01	$7.66
Diluted	$0.28	$6.77	$5.97	$6.92

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$94,441	$69,015
Cash Paid During the Period for Income Taxes	891	2,322

Non-cash Investing Activities:
Capital Expenditures on Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	281,451	164,246
Accrued Liabilities From Acquisitions of Oil and Natural Gas Properties	5,168	—
Capitalized Asset Retirement Obligations	4,019	2,745
Contingent Consideration	—	1,859
Compensation Capitalized on Oil and Gas Properties	223	170
Issuance of Common Stock Warrants - Acquisition of Oil and Natural Gas Properties	—	17,870

Non-cash Financing Activities:
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	—	17,870
Issuance of Common Stock in Exchange for Warrants	13,328	76,904
Common Stock Dividends Declared, But Not Paid	35,543	19,787

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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The Company did not have any impairment of its proved oil and gas properties for the three and nine months ended September 30, 2023 and 2022.

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

2023 Acquisitions

During the nine months ended September 30, 2023, the Company completed the following larger bolt-on acquisitions (each as defined and described below): the MPDC Acquisition, the Forge Acquisition and the Novo Acquisition (collectively, the “2023 Bolt-on Acquisitions”).

In addition to the closing of the 2023 Bolt-on Acquisitions, during the three and nine months ended September 30, 2023, the Company acquired oil and natural gas properties, through a number of independent transactions, for a total of $113.6 million and $172.0 million, respectively.

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

The total consideration at closing was $319.9 million in cash. As a result of customary post-closing adjustments, the Company reduced its proved oil and natural gas properties and total consideration by $9.8 million subsequent to closing.

The results of operations from the acquisition from the January 5, 2023 closing date through September 30, 2023, represented approximately $111.3 million of revenue and $74.6 million of income from operations. The Company incurred $3.5 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

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

The total consideration at closing, net to the Company, was $167.9 million in cash. As a result of customary post-closing adjustments, the Company reduced its proved oil and natural gas properties and total consideration by $0.2 million subsequent to closing.

The results of operations from the acquisition from the June 30, 2023, closing date through September 30, 2023, represented approximately $23.9 million of revenue and $16.3 million of income from operations. The Company incurred $2.4 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$164,925
Unproved oil and natural gas properties	3,892
Total assets acquired	168,817
Asset retirement obligations	(889)
Net assets acquired	$167,928

Fair value of consideration paid for net assets:
Cash consideration	$167,928
Total fair value of consideration transferred	$167,928
Novo Acquisition

On August 15, 2023, the Company completed its acquisition (the “Novo Acquisition”) of certain Permian Delaware Basin assets of Novo Oil & Gas Holdings, LLC (“Novo”), effective as of May 1, 2023. At closing, the Company acquired a 33.33% undivided stake in the assets sold by Novo to Earthstone Energy Holdings, LLC (“Earthstone”), an unaffiliated third party, with Earthstone retaining the other 66.67% and becoming operator of the acquired assets.

The total consideration at closing, net to the Company, was $468.4 million in cash, funded in part by a $37.5 million deposit paid at signing in June 2023.

The results of operations from the acquisition from the August 15, 2023 closing date through September 30, 2023, represented approximately $20.7 million of revenue and $11.1 million of income from operations. The Company incurred $4.5 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$474,417
Total assets acquired	474,417
Asset retirement obligations	(813)
Accrued Liabilities	(5,168)
Net assets acquired	$468,436

Fair value of consideration paid for net assets:
Cash consideration	$468,436
Total fair value of consideration transferred	$468,436

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

A contingent consideration liability arising from potential additional consideration in connection with the Alpha Acquisition was recognized at its fair value. The seller had the potential to earn additional cash consideration dependent upon average front month NYMEX WTI oil pricing during the first six months of 2023. The amount was to be determined on a sliding scale from zero additional consideration if such pricing was below $75.00 per barrel, up to $22.5 million of additional consideration if such pricing was at least $87.85 per barrel. This contingent consideration was not earned, and there was no remaining associated liability as of June 30, 2023. The acquisition date fair value of the potential additional consideration, totaling $10.1 million, was recorded within contingent consideration liabilities on the Company’s condensed balance sheets. Changes in the fair value of the liability are recorded in other income (expense) on the Company’s condensed statement of operations. For the three months ended September 30, 2023, we did not record a contingent consideration gain or loss. For the nine months ended September 30, 2023 we recorded a contingent consideration gain of $10.1 million relating to the change in fair value of the liability.

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

Pro Forma Information

The following summarized unaudited pro forma condensed statement of operations information for the three and nine months ended September 30, 2023 and 2022, assumes that each of the 2023 Bolt-on Acquisitions and 2022 Bolt-on Acquisitions occurred as of January 1, 2022. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisitions as of January 1, 2022, or that would be attained in the future.

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2023	September 30, 2022	September 30, 2022
Total Revenues	$347,895	$1,680,604	$990,599	$1,844,217
Net Income (Loss)	78,074	826,335	752,845	1,168,817

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or impaired. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. For the three months ended September 30, 2023 and 2022, unproved properties of $1.4 million and $3.4 million, respectively, were impaired. For the nine months ended September 30, 2023 and 2022 unproved properties of $4.1 million and $5.3 million, respectively, were impaired.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	September 30, 2023
(In thousands)	Principal Balance	Unamortized Premium	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$384,000	$—	$—	$384,000
Senior Notes due 2028	705,108	8,886	(9,937)	704,057
Senior Notes due 2031	500,000	(6,823)	(9,045)	484,132
Convertible Notes due 2029	500,000	—	(14,830)	485,170
Total	$2,089,108	$2,063	$(33,812)	$2,057,359

	December 31, 2022
	Principal Balance	Unamortized Net Premium	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$319,000	$—	$—	$319,000
Senior Notes due 2028	724,235	10,682	(11,946)	722,972
Convertible Notes due 2029	500,000	—	(16,558)	483,442
Total	$1,543,235	$10,682	$(28,504)	$1,525,413
________________
(1)Debt issuance costs related to the Company’s Revolving Credit Facility of $11.3 million and $10.9 million as of September 30, 2023 and December 31, 2022, are recorded in “Other Noncurrent Assets, Net” in the balance sheets.

Revolving Credit Facility

On June 7, 2022, the Company entered into a Third Amended and Restated Credit Agreement (as amended, modified, or supplemented through the date of this filing, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent and collateral agent (“Agent”), and the lenders from time to time party thereto, which amended and restated the Company’s prior revolving credit facility that was entered into on November 22, 2019. The Revolving Credit Facility is scheduled to mature on June 7, 2027.

The Revolving Credit Facility is comprised of revolving loans and letters of credit and is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. As of September 30, 2023, the borrowing base was $1.8 billion and the aggregate elected commitment amount was $1.25 billion. The Company’s borrowing availability under the Revolving Credit Facility is set at the lesser of the borrowing base and the elected commitment amount. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available to each of the Company and the Agent (acting at the direction of the lenders holding at least two-thirds of commitments and loans outstanding under the Revolving Credit Facility) between scheduled redeterminations. Upon an acquisition of oil and gas properties with an aggregate value exceeding 5% of the borrowing base, the Company may request an additional redetermination. The scheduled redeterminations are based on a

December 31st or June 30th reserve report, as applicable, prepared under the supervision of the Company’s chief engineer and, in the case of the December 31st reserve report, audited by an approved petroleum engineer (reasonably acceptable to the Agent). The Company has the option to seek commitments for term loans, which such term loans (if obtained) are capped at the least of (i) the borrowing base minus the aggregate elected commitment amount minus the then-outstanding principal amount of term loans, (ii) the aggregate elected commitment amount minus the then-outstanding principal amount of term loans and (iii) $500.0 million. Such term loans are subject to certain other terms of the Revolving Credit Facility.

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

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), divided by consolidated current liabilities excluding current non-cash obligations under ASC 815, current maturities under the Revolving Credit Facility and current maturities of any long-term debt) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of September 30, 2023.

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

During the nine months ended September 30, 2023, the Company repurchased and retired $19.1 million in aggregate principal amount of the Senior Notes due 2028 in open market transactions for a total of $18.4 million in cash, plus accrued interest. During 2022, the Company repurchased and retired $25.8 million in aggregate principal amount of the Senior Notes due 2028 in open market transactions for a total of $24.9 million in cash, plus accrued interest.

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

Convertible Notes due 2029

On October 14, 2022, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (the “Convertible Notes Indenture”), pursuant to which the Company issued $500.0 million in aggregate principal amount of 3.625% convertible senior notes due 2029 (the “Convertible Notes”). The proceeds of the Convertible Notes were used to refinance existing indebtedness and for other general corporate purposes. The Convertible Notes mature on April 15, 2029, unless earlier repurchased, redeemed or converted. The Convertible Notes accrue interest at a rate of 3.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year.

Before October 16, 2028, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after October 16, 2028, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of its common stock. However, upon conversion of any Convertible Notes, the conversion value, which will be determined over a period of 40 trading days, will be paid in cash up to at least the principal amount of the Convertible Notes being converted. The initial conversion rate was 26.3104 shares of common stock per $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $38.01 per share of common stock. The conversion rate and conversion price are subject to customary anti-dilution and other adjustments upon the occurrence of certain events. As of September 30, 2023, the conversion rate was 26.4564 shares of common stock per $1,000 principal amount of Convertible Notes, which represented a conversion price of approximately $37.80 per share of common stock. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

Capped Call Transactions

In October 2022, in connection with the Convertible Notes offering described above, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the Convertible Notes and/or their respective affiliates and/or other financial institutions. The Company paid $36.1 million in total consideration to enter into the Capped Call Transactions. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, the number of shares of common stock initially underlying the Convertible Notes. The Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions was initially approximately $52.17 per share of common stock, which represents a premium of 75% over the last reported sale price of the common stock of $29.81 per share on October 11, 2022, and is subject to certain customary adjustments under the terms of the Capped Call Transactions. As of September 30, 2023, the cap price of the Capped Call Transactions was approximately $51.88 per share of common stock.

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

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue up to 135,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2023, the Company had 93,032,638 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2023, the Company had zero shares of preferred stock issued and outstanding.

2023 Activity

Common Stock

On May 18, 2023, the Company closed an underwritten public offering of 7,647,500 shares of its common stock at a price of $29.40 per share, after deducting underwriting discounts, resulting in net proceeds of approximately $224.7 million.

During the nine months ended September 30, 2023, 98,052 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $2.6 million, which is based on the market prices on the dates the shares were surrendered.

During the nine months ended September 30, 2023, the Company issued 403,780 shares of common stock in exchange for the surrender and cancellation of a portion of the warrants originally issued by the Company at closing of the Veritas Acquisition, which immediately prior to their cancellation were exercisable for an aggregate of approximately 824,602 shares of common stock at an exercise price of $27.4946 per share.

See Note 12 for a discussion regarding issuances of shares of common stock after September 30, 2023.

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

In August 2023, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.38 per share. The dividend was paid on October 31, 2023 to stockholders of record as of the close of business on September 28, 2023.

In October 2023, the Company’s Board of Directors declared a cash dividend on the Company’s common stock in the amount of $0.40 per share. The dividend will be paid on January 31, 2024 to stockholders of record as of the close of business on December 28, 2023.

Stock Repurchase Program

In May 2022, the Company’s Board of Directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the nine months ended September 30, 2023, the Company repurchased 287,751 shares of its common stock under the stock repurchase program at a total cost of $8.0 million. During the nine months ended September 30, 2022, the Company repurchased 805,919 shares of its common stock under the stock repurchase program at a total cost of $21.5 million.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION AND WARRANTS

Stock-Based Compensation

The Company maintains the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), for the purpose of making equity-based awards to employees, directors and other eligible persons. As of September 30, 2023, there were 3,258,226 shares available for future awards under the 2018 Plan.

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

The following table reflects the outstanding RSAs and activity related thereto for the nine months ended September 30, 2023:

	Service-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2022	316,333	$16.39
Shares granted	214,758	33.47
Shares forfeited	(13,404)	19.06
Shares vested	(312,226)	16.78
Outstanding at September 30, 2023	205,461	$25.57

At September 30, 2023, there was $3.1 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 0.88 years. For the nine months ended September 30, 2023 and 2022, the total fair value of the Company’s restricted stock awards vested was $6.2 million and $4.6 million, respectively.

Performance Equity Awards

In April 2022, the Company granted performance equity awards under its 2022 executive compensation program to certain executive officers. The awards were subject to a market condition, which was based on a comparison of the Company versus a defined peer group with respect to total shareholder return (“TSR”) based on the last 20 trading days of 2022 compared to the same period of 2021. Depending on the Company’s TSR relative to the defined peer group, the award recipients in the aggregate could earn between zero and $2.4 million in the form of awards expected to be settled in restricted shares. In January 2023, the Company issued 74,220 restricted shares of common stock in settlement of these awards, with service-based vesting over three years. For the three months ended September 30, 2023, the Company recorded $0.1 million of compensation expense in connection with the performance equity awards.

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

The following table reflects the outstanding warrants and activity related thereto for the nine months ended September 30, 2023:

	Warrants
	Number of Warrants	Weighted-average Exercise Price
Outstanding at December 31, 2022	1,996,829	$27.49
Issued	—	—
Anti-Dilution Adjustments for Common Stock Dividends	38,499	27.20
Exercised	—	—
Cancelled	(824,602)	27.49
Expired	—	—
Outstanding at September 30, 2023	1,210,726	$26.62

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

NOTE 9     INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine months ended September 30, 2023 and 2022 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to the recognition of a full valuation allowance during the three and nine months ended September 30, 2022, and the release of our valuation allowance in the second quarter of 2023.

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

The Company’s income tax benefit was $20.7 million for the three months ended September 30, 2023 and current income tax expense was $19.0 million for the nine months ended September 30, 2023. The Company’s current income tax expense was $1.3 million and $3.1 million for the three and nine months ended September 30, 2022. The effective tax rates for the three and nine months ended September 30, 2023 were (381.8)% and 3.4%, respectively. The effective tax rates for the three and nine months ended September 30, 2022 were 0.2% and 0.5%, respectively. The item that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and nine months ended September 30, 2023 was the release of the valuation allowance (described below). The items that had the most significant impact on the difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the three and nine months ended September 30, 2022, was primarily the Company’s recorded valuation allowances.

As of September 30, 2023, our deferred tax assets were primarily the result of a net operating loss, interest, and tax credit carryforwards, and derivative instruments. A full valuation allowance was recorded against our net deferred tax asset balance of $156.2 million as of December 31, 2022. For the quarter ended September 30, 2023, we released a significant portion of our valuation allowance on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of September 30, 2023, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $7.3 million are realizable. The Company therefore reduced the valuation allowance accordingly.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements at September 30, 2023 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$65,160	$—
Commodity Derivatives – Noncurrent Assets	—	29,543	—
Commodity Derivatives – Current Liabilities	—	(176,339)	—
Commodity Derivatives – Noncurrent Liabilities	—	(190,086)	—
Total	$—	$(271,722)	$—

	Fair Value Measurements at December 31, 2022 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$34,276	$—
Commodity Derivatives – Noncurrent Assets	—	12,547	—
Commodity Derivatives – Current Liabilities	—	(58,418)	—
Commodity Derivatives – Noncurrent Liabilities	—	(225,905)	—
Interest Rate Derivatives – Noncurrent Assets	—	1,017	—
Contingent Consideration – Current Liabilities	—	(10,107)	—
Total	$—	$(246,590)	$—

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

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s Senior Notes due 2028, Senior Notes due 2031 and Convertible Notes was $705.1 million, $505.0 million and $615.0 million, respectively, at September 30, 2023. The fair value of the Company’s Senior Notes due 2028, Senior Notes due 2031 and Convertible Notes are based on market quotes, that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the SOFR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, Asset Retirement and Environmental Obligations.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the nine months ended September 30, 2023 were approximately $3.6 million.

The Company accounts for acquisitions of oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company’s acquisitions of oil and natural gas properties during the nine months ended September 30, 2023 and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the nine months ended September 30, 2023.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Cash Received (Paid) on Settled Derivatives	$5,164	$(124,911)	$46,099	$(392,385)
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	(204,712)	382,501	(34,222)	52,390
Gain (Loss) on Commodity Derivatives, Net	$(199,548)	$257,590	$11,878	$(339,995)

The following table summarizes open commodity derivative positions as of September 30, 2023, for commodity derivatives that were entered into through September 30, 2023, for the settlement period presented:

	2023	2024	2025	2026
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	1,998,576	5,564,145	1,675,687	1,069,557
Weighted-Average Price ($/Bbl)	$76.00	$75.40	$72.11	$68.94
WTI NYMEX - Swaptions(1)(2):
Volume (Bbl)	—	1,800,720	776,375	2,402,795
Weighted-Average Price ($/Bbl)	$—	$67.61	$63.41	$63.65
Argus American Crude WTI Midland to WTI NYMEX - Basis Swaps:
Volume (Bbl)	1,043,534	4,350,786	1,931,776	102,291
Weighted-Average Price ($/Bbl)	$1.25	$1.20	$1.00	$1.00
WTI NYMEX - Call Options(1)(2):
Volume (Bbl)	94,300	2,594,940	4,127,565	3,102,500
Weighted-Average Price ($/Bbl)	$71.55	$68.05	$77.90	$72.59
Brent ICE - Call Options:
Volume (Bbl)	—	—	182,500	—
Weighted-Average Price ($/Bbl)	$—	$—	$53.50	$—
WTI NYMEX - Put Options:
Volume (Bbl)	92,000	—	—	—
Weighted-Average Price ($/Bbl)	$80.00	$—	$—	$—
WTI NYMEX - Collars:
Collar Put Volume (Bbl)	1,899,676	4,693,501	811,539	159,342
Collar Call Volume (Bbl)	2,291,252	6,312,589	1,129,962	175,307
Weighted-average floor price (Bbl)	$72.39	$69.39	$67.76	$62.50
Weighted-average ceiling price (Bbl)	$86.02	$83.44	$77.16	$70.25

Natural Gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	9,716,958	36,610,787	4,085,000	1,825,000
Weighted-Average Price ($/MMBtu)	$3.82	$3.50	$3.59	$3.20
Waha Inside FERC to Henry Hub - Basis Swaps:
Volume (MMBtu)	2,484,000	9,882,000	9,428,000	7,300,000
Weighted-Average Differential ($/MMBtu)	$(1.00)	$(1.00)	$(0.98)	$(0.81)
NE - TETCO M2 - Basis Swaps:
Volume (MMBtu)	3,680,000	11,890,000	1,825,000	1,825,000
Weighted-Average Differential ($/MMBtu)	$(1.12)	$(0.73)	$(1.14)	$(1.14)
Henry Hub NYMEX - Call Options:
Volume (MMBtu)	465,000	5,490,000	5,010,000	—
Weighted-Average Price ($/MMBtu)	$3.87	$3.87	$3.87	$—
Henry Hub NYMEX - Collars:
Collar Put Volume (MMBtu)	5,742,500	17,219,086	25,024,006	15,192,303
Collar Call Volume (MMBtu)	5,742,500	17,219,086	25,024,006	15,192,303
Weighted-average floor price ($/MMBtu)	$3.96	$3.16	$3.14	$3.13
Weighted-average ceiling price ($/MMBtu)	$6.58	$5.05	$5.40	$5.66
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
(2)In 2027 and 2028, NOG has 2,190,000 Bbl and 366,000 Bbl open call option contracts, respectively, at a weighted average price of $80.00 per Bbl, respectively.

Interest Rate Derivative Instruments

At times, the Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of September 30, 2023, the Company had no interest rate swaps. The settlement of these derivative instruments is recognized as a component of interest expense in the condensed statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the condensed statements of operations.

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at September 30, 2023 and December 31, 2022, respectively.  Certain amounts may be presented on a net basis in the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

(In thousands)
Type of Commodity	Balance Sheet Location	September 30, 2023 Estimated Fair Value	December 31, 2022 Estimated Fair Value
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$17,669	$30,513
Commodity Basis Swap Contracts	Current Assets	5,420	5,620
Commodity Price Collar Contracts	Current Assets	21,943	40,652
Commodity Price Call Option Contracts	Current Assets	29,424	—
Commodity Price Put Option Contracts	Current Assets	126	—
Interest Rate Swap Contracts	Current Assets	—	1,017
Commodity Price Swap Contracts	Noncurrent Assets	2,222	11,490
Commodity Basis Swap Contracts	Noncurrent Assets	2,213	547
Commodity Price Collar Contracts	Noncurrent Assets	27,830	29,538
Commodity Price Call Option Contracts	Noncurrent Assets	5,732	—
Total Derivative Assets		$112,579	$119,377

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(48,537)	$(53,386)
Commodity Basis Swap Contracts	Current Liabilities	(6,736)	(4,407)
Commodity Price Swaptions Contracts	Current Liabilities	(23,880)	—
Commodity Price Collar Contracts	Current Liabilities	(46,120)	(29,218)
Commodity Price Call Option Contracts	Current Liabilities	(60,466)	(13,916)
Commodity Price Put Option Contracts	Current Liabilities	(24)	—
Commodity Price Swap Contracts	Noncurrent Liabilities	(19,067)	(8,343)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(7,348)	(3,071)
Commodity Price Collar Contracts	Noncurrent Liabilities	(39,363)	(33,210)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(94,917)	(132,794)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(37,845)	(77,515)
Total Derivative Liabilities		$(384,301)	$(355,860)

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

	Estimated Fair Value at September 30, 2023
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$74,583	$(9,422)	$65,160
Non-Current Assets	37,997	(8,453)	29,543
Total Derivative Assets	$112,579	$(17,876)	$94,703

Offsetting of Derivative Liabilities:
Current Liabilities	$(185,762)	$9,422	$(176,339)
Non-Current Liabilities	(198,539)	8,453	(190,086)
Total Derivative Liabilities	$(384,301)	$17,876	$(366,425)

	Estimated Fair Value at December 31, 2022
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$77,802	$(42,509)	$35,293
Non-Current Assets	41,575	$(29,028)	12,547
Total Derivative Assets	$119,377	$(71,537)	$47,840

Offsetting of Derivative Liabilities:
Current Liabilities	$(100,927)	$42,509	$(58,418)
Non-Current Liabilities	(254,933)	29,028	(225,905)
Total Derivative Liabilities	$(355,860)	$71,537	$(284,324)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of September 30, 2023.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 10 for the aggregate fair value of all derivative instruments that were in a net liability position at September 30, 2023 and December 31, 2022.

NOTE 12     SUBSEQUENT EVENTS

In October 2023, the Company closed an underwritten public offering of 7,475,000 shares of its common stock at a price of $38.88 per share, after deducting underwriting discounts, resulting in proceeds to the Company, before offering expenses, of approximately $290.6 million.

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

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in the premier basins within the United States.  Using this strategy, we had participated in 9,489 gross (923.7 net) producing wells as of September 30, 2023. As of September 30, 2023, we had leased approximately 272,397 net acres, of which approximately 89% were developed and all were located in the United States.

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

Our average daily production in the third quarter of 2023 was approximately 102,327 Boe per day, of which approximately 62% was oil. This was a 29% increase in production compared to the third quarter of 2022, primarily due to production attributable to recent acquisitions and new wells added to production. During the three months ended September 30, 2023, we added 22.6 net wells to production (excluding wells producing at closing of the Novo Acquisition and in-quarter ground game acquisitions).

Our percentage of production volumes by basin for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil (Bbl)	55%	45%	—%	100%	71%	29%	—%	100%
Natural Gas and NGLs (Mcf)	37%	36%	27%	100%	40%	21%	39%	100%
Total (Boe)	48%	42%	10%	100%	57%	26%	17%	100%

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

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price. Thus, our operating results are also affected by changes in the price differentials between the applicable benchmark and the sales prices we receive for our production. Our oil price differential to the NYMEX benchmark price during the third quarter of 2023 was $2.84 per barrel, as compared to $0.84 per barrel in the third quarter of 2022. Our net realized gas price in the third quarter of 2023 was $2.19 per Mcf, representing 82% realization relative to average Henry Hub pricing, compared to a net realized gas price of $8.43 per Mcf in the third quarter of 2022, which represented 106% realization relative to average Henry Hub pricing. Fluctuations in our oil and gas price realizations are due to several factors such as pricing by basin, gathering and transportation costs, transportation method, takeaway capacity relative to production levels, regional storage capacity, seasonal refinery maintenance temporarily depressing demand, and in the case of gas realizations, the price of NGLs.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher oil prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower oil prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant. Since 2021, we have observed inflationary pressures on drilling and other operating costs due to various factors, such as higher commodity prices, labor shortages, supply chain disruptions and other factors. During the first nine months of 2023, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $9.4 million, compared to $8.0 million for the wells we elected to participate in during 2022.

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

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023	2022
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$2.66	$7.95
Oil (per Bbl)	$82.32	$91.38
_________
(1)Based on average NYMEX closing prices.

	Nine Months Ended September 30,
	2023	2022
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$2.58	$6.71
Oil (per Bbl)	$77.33	$98.31
_________
(1)Based on average NYMEX closing prices.

We have entered into derivatives contracts to hedge commodity price risk on a portion of our future expected oil and natural gas production. For a summary as of September 30, 2023, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in Part I, Item 3 below. See also Note 11 to our condensed financial statements.

Results of Operations for the Three Months Ended September 30, 2023 and September 30, 2022

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended September 30,
	2023	2022	% Change
Net Production:
Oil (Bbl)	5,847,894	4,149,841	41%
Natural Gas and NGLs (Mcf)	21,396,966	18,776,821	14%
Total (Boe)	9,414,055	7,279,311	29%

Net Sales (in thousands):
Oil Sales	464,793	375,732	24%
Natural Gas and NGL Sales	46,858	158,318	(70)%
Gain (Loss) on Settled Commodity Derivatives	5,164	(124,911)
Gain (Loss) on Unsettled Commodity Derivatives	(204,712)	382,501
Other Revenue	1,870	—
Total Revenues	313,973	791,640	(60)%

Average Sales Prices:
Oil (per Bbl)	$79.48	$90.54	(12)%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(2.58)	(19.12)
Oil Net of Settled Oil Derivatives (per Bbl)	76.90	71.42	8%

Natural Gas and NGLs (per Mcf)	2.19	8.43	(74)%
Effect of Gain (Loss) on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.95	(2.43)
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	3.14	6.00	(48)%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	54.35	73.37	(26)%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	0.55	(17.16)
Realized Price on a Boe Basis Including Settled Commodity Derivatives	54.90	56.21	(2)%

Operating Expenses (in thousands):
Production Expenses	$82,506	$68,478	20%
Production Taxes	42,158	42,273	—%
General and Administrative Expenses	11,846	10,278	15%
Depletion, Depreciation, Amortization and Accretion	133,791	65,975	103%
Other Expense	1,235	—

Costs and Expenses (per Boe):
Production Expenses	$8.76	$9.41	(7)%
Production Taxes	4.48	5.81	(23)%
General and Administrative Expenses	1.26	1.41	(11)%
Depletion, Depreciation, Amortization and Accretion	14.21	9.06	57%

Net Producing Wells at Period End	923.7	761.2	21%

Oil and Natural Gas Sales

In the third quarter of 2023, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $511.7 million, compared to $534.1 million in the third quarter of 2022. This 4% reduction was driven by a 26% decrease in realized prices, excluding the effect of settled commodity derivatives, partially offset by a 29% increase in production volumes. The lower average realized price in the third quarter of 2023 as compared to the same period in 2022 was driven by a $6.24 per Mcf (or 74%) decrease in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, in the third quarter of 2023 compared to the same period of 2022. The lower average realized price in the third quarter of 2023 compared to the same period in 2022 was also driven by 12% lower average NYMEX oil prices and a higher average oil price differential. Oil price differential during the third quarter of 2023 was $2.84 per barrel, as compared to $0.84 per barrel in the third quarter of 2022.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 29% increase in production levels in the third quarter of 2023 compared to the same period of 2022.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a loss of $199.5 million in the third quarter of 2023, compared to a gain of $257.6 million in the third quarter of 2022. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the third quarter of 2023, we realized a gain on settled commodity derivatives of $5.2 million, compared to a $124.9 million loss in the third quarter of 2022. The increased gain on settled derivatives was primarily due to a significant decrease in the average NYMEX oil price in the third quarter of 2023 compared to the same period of 2022. The average NYMEX oil price for the third quarter of 2023 was $82.32 per barrel, compared to $91.38 per barrel for the third quarter of 2022. During the third quarter of 2023, our derivative settlements included 1.9 million barrels of oil at an average settlement price of $76.73 per barrel. During the third quarter of 2022, our settled commodity derivatives included 2.8 million barrels of oil at an average settlement price of $63.88 per barrel. Our average realized price (including all commodity derivative cash settlements) in the third quarter of 2023 was $54.90 per Boe compared to $56.21 per Boe in the third quarter of 2022. The gain (loss) on settled commodity derivatives increased our average realized price per Boe by $0.55 in the third quarter of 2023 and decreased our average realized price per Boe by $17.16 in the third quarter of 2022.

Unsettled commodity derivative gains and losses was a loss of $204.7 million in the third quarter of 2023, compared to a gain of $382.5 million in the third quarter of 2022. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2023, all of our derivative contracts are recorded at their fair value, which was a net liability of $271.7 million, a change of $35.2 million from the $236.5 million net liability recorded as of December 31, 2022. The increase in liability at September 30, 2023 as compared to December 31, 2022 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2022. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $82.5 million in the third quarter of 2023, compared to $68.5 million in the third quarter of 2022. On a per unit basis, production expenses were $8.76 per Boe in the third quarter of 2023 compared to $9.41 per Boe in the third quarter of 2022. The lower production expenses per Boe was driven by decreased salt water disposal costs and workover expenses in the third quarter of 2023 compared to the third quarter of 2022. On an absolute dollar basis, the increase in our production expenses in the third quarter of 2023 compared to the third quarter of 2022 was primarily due to a 29% increase in production volumes and a 21% increase in the total number of net producing wells .

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $42.2 million in the third quarter of 2023, compared to $42.3 million in the third quarter of 2022. As a percentage of oil and natural gas sales, our production taxes were 8.2% and 7.9% in the third quarter of 2023 and 2022, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales as well as the mix of our production by basin. Oil sales are taxed at a higher rate than natural gas sales.

General and Administrative Expenses

General and administrative expenses were $11.8 million in the third quarter of 2023 compared to $10.3 million in the third quarter of 2022. The increase was primarily due to a $0.5 million increase in acquisition-related costs in the third quarter of 2023 as compared to the third quarter of 2022, coupled with an increase of $1.0 million in professional fees and other.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $133.8 million in the third quarter of 2023, compared to $66.0 million in the third quarter of 2022. Depletion expense, the largest component of DD&A, increased by $67.7 million in the third quarter of 2023 compared to the third quarter of 2022. The aggregate increase in depletion expense was driven by a 29% increase in production levels and a 58% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $14.11 per Boe in the third quarter of 2023 compared to $8.95 per Boe in the third quarter of 2022. The higher depletion rate per Boe was primarily driven by a significant increase to our depletable base, due to the closing of several larger acquisitions in 2022 and 2023 (see Note 3 to our condensed financial statements). Depreciation, amortization and accretion was $1.0 million and $0.8 million in the third quarter of 2023 and 2022, respectively. The following table summarizes DD&A expense per Boe for the third quarter of 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Depletion	$14.11	$8.95	$5.16	58%
Depreciation, Amortization and Accretion	0.10	0.11	(0.01)	(9)%
Total DD&A Expense	$14.21	$9.06	$5.15	57%

Interest Expense

Interest expense, net of capitalized interest, was $37.0 million in the third quarter of 2023 compared to $20.1 million in the third quarter of 2022. The increase was primarily due to higher levels of debt outstanding during the third quarter of 2023 compared to the third quarter of 2022. Additionally, higher interest rates on our floating rate debt contributed to higher interest expense in the third quarter of 2023 compared to the third quarter of 2022.

Income Taxes

During the third quarter of 2023, we recorded income tax benefit of $20.7 million related to federal and state income taxes as a result of the release of our valuation allowance in the second quarter of 2023. During the third quarter of 2022, we recorded income tax expense of $1.3 million related to state income taxes as the Company maintained a full valuation allowance for its deferred tax assets.

Results of Operations for the Nine Months Ended September 30, 2023 and September 30, 2022

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Nine Months Ended September 30,
	2023	2022	% Change
Net Production:
Oil (Bbl)	15,676,829	11,775,526	33%
Natural Gas and NGLs (Mcf)	59,230,464	51,188,941	16%
Total (Boe)	25,548,573	20,307,016	26%

Net Sales (in thousands):
Oil Sales	$1,174,006	$1,128,439	4%
Natural Gas and NGL Sales	180,370	411,712	(56)%
Gain (Loss) on Settled Commodity Derivatives	46,099	(392,385)
Gain (Loss) on Unsettled Commodity Derivatives	(34,222)	52,390
Other Revenue	6,488	—
Total Revenues	1,372,742	1,200,156	14%

Average Sales Prices:
Oil (per Bbl)	$74.89	$95.83	(22)%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(0.92)	(25.72)
Oil Net of Settled Oil Derivatives (per Bbl)	73.97	70.11	6%

Natural Gas and NGLs (per Mcf)	3.05	8.04	(62)%
Effect of Gain (Loss) on Settled Natural Gas Derivatives on Average Price (per Mcf)	1.02	(1.93)
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	4.07	6.11	(33)%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	53.01	75.84	(30)%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	1.80	(19.32)
Realized Price on a Boe Basis Including Settled Commodity Derivatives	54.81	56.52	(3)%

Operating Expenses (in thousands):
Production Expenses	$244,944	$187,659	31%
Production Taxes	114,215	120,729	(5)%
General and Administrative Expenses	37,248	32,155	16%
Depletion, Depreciation, Amortization and Accretion	334,836	173,956	92%
Other Expense	3,681	—

Costs and Expenses (per Boe):
Production Expenses	$9.59	$9.24	4%
Production Taxes	4.47	5.95	(25)%
General and Administrative Expenses	1.46	1.58	(8)%
Depletion, Depreciation, Amortization and Accretion	13.11	8.57	53%

Net Producing Wells at Period End	923.7	761.2	21%

Oil and Natural Gas Sales

In the first nine months of 2023, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $1,354.4 million, compared to $1,540.2 million in the first nine months of 2022. This 12.0% reduction was driven by a 30% decrease in realized prices, excluding the effect of settled commodity derivatives, partially offset by a 26% increase in production volumes. The lower average realized price in the first nine months of 2023 as compared to the same period in 2022 was driven by a $4.99 per Mcf (or 62%) decrease in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, in the first nine months of 2023 compared to the same period of 2022. The lower average realized price in the first nine months of 2023 compared to the same period in 2022 was also driven by 22% lower average NYMEX oil and natural gas prices, partially offset by a lower average oil price differential. Oil price differential during the first nine months of 2023 was $2.44 per barrel, as compared to $2.48 per barrel in the first nine months of 2022.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 26% increase in production levels in the first nine months of 2023 compared to the same period of 2022.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a gain of $11.9 million in the first nine months of 2023, compared to a loss of $340.0 million in the first nine months of 2022. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first nine months of 2023, we realized a gain on settled commodity derivatives of $46.1 million, compared to a $392.4 million loss in the first nine months of 2022. The increased gain on settled derivatives was primarily due to a significant decrease in the average NYMEX oil price in the first nine months of 2023 compared to the same period of 2022. The average NYMEX oil price for the first nine months of 2023 was $77.33 per barrel, compared to $98.31 per barrel for the first nine months of 2022. During the first nine months of 2023, our derivative settlements included 6.1 million barrels of oil at an average settlement price of $74.92 per barrel. During the first nine months of 2022, our settled commodity derivatives included 8.1 million barrels of oil at an average settlement price of $61.91 per barrel. Our average realized price (including all commodity derivative cash settlements) in the first nine months of 2023 was $54.81 per Boe compared to $56.52 per Boe in the first nine months of 2022. The gain (loss) on settled commodity derivatives increased our average realized price per Boe by $1.80 in the first nine months of 2023 and decreased our average realized price per Boe by $19.32 in the first nine months of 2022.

Unsettled commodity derivative gains and losses was a loss of $34.2 million in the first nine months of 2023, compared to a gain of $52.4 million in the first nine months of 2022. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2023, all of our derivative contracts are recorded at their fair value, which was a net liability of $271.7 million, a change of $35.2 million from the $236.5 million net liability recorded as of December 31, 2022. The increase in liability at September 30, 2023 as compared to December 31, 2022 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2022. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $244.9 million in the first nine months of 2023, compared to $187.7 million in the first nine months of 2022. On a per unit basis, production expenses were $9.59 per Boe in the first nine months of 2023 compared to $9.24 per Boe in the first nine months of 2022. The higher production expense was driven by increased service and maintenance costs and higher workover expenses per Boe in the first nine months of 2023. On an absolute dollar basis, the increase in our production expenses in the first nine months of 2023 compared to the first nine months of 2022 was primarily due to a 26% increase in production volumes, a 21% increase in the total number of net producing wells and the aforementioned higher per unit costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $114.2 million in the first nine months of 2023, compared to $120.7 million in the first nine months of 2022. As a percentage of oil and natural gas sales, our production taxes were 8.4% and 7.8% in the first nine months of 2023 and 2022, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales as well as the mix of our production by basin. Oil sales are taxed at a higher rate than natural gas sales.

General and Administrative Expenses

General and administrative expenses were $37.2 million in the first nine months of 2023 compared to $32.2 million in the first nine months of 2022. The increase was primarily due to increases of $2.0 million in compensation expense and $1.9 million in professional fees in the first nine months of 2023 as compared to the first nine months of 2022.

Depletion, Depreciation, Amortization and Accretion

DD&A was $334.8 million in the first nine months of 2023, compared to $174.0 million in the first nine months of 2022. Depletion expense, the largest component of DD&A, increased by $160.3 million in the first nine months of 2023 compared to the first nine months of 2022. The aggregate increase in depletion expense was driven by a 26% increase in production levels and a 54% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $13.00 per Boe in the first nine months of 2023 compared to $8.46 per Boe in the first nine months of 2022. The higher depletion rate per Boe was primarily driven by a significant increase to our depletable base, due to the closing of several larger acquisitions in the second half of 2022 and the the first nine months of 2023 (see Note 3 to our condensed financial statements). Depreciation, amortization and accretion was $2.7 million and $2.2 million in the first nine months of 2023 and 2022, respectively. The following table summarizes DD&A expense per Boe for the first nine months of 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Depletion	$13.00	$8.46	$4.54	54%
Depreciation, Amortization and Accretion	0.11	0.11	—	—%
Total DD&A Expense	$13.11	$8.57	$4.54	53%

Interest Expense

Interest expense, net of capitalized interest, was $99.2 million in the first nine months of 2023 compared to $56.5 million in the first nine months of 2022. The increase was primarily due to higher levels of debt outstanding during the first nine months of 2023 compared to the first nine months of 2022. Additionally, higher interest rates on our floating rate debt contributed to higher interest expense in the first nine months of 2023 compared to the first nine months of 2022.

Income Taxes

During the first nine months of 2023, we recorded income tax expense of $19.0 million related to federal and state income taxes as a result of the release of our valuation allowance during the period. During the first nine months of 2022, we recorded income tax expense of $3.1 million related to state income taxes as the Company maintained a full valuation allowance for its deferred tax assets. The effective tax rate for the first nine months of 2023 was 3.4% compared to an effective tax rate of 0.5% for the first nine months of 2022. The difference was due primarily to the release of our full valuation allowance in 2023.

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

In January 2023, we completed the MPDC Acquisition for total cash consideration of $319.9 million, in June 2023 we completed the Forge Acquisition for total cash consideration of $167.9 million, and in August 2023 we completed the Novo Acquisition for total cash consideration of $468.4 million (see Note 3 to our condensed financial statements).

During the first nine months of 2023, to finance the foregoing acquisitions, reduce borrowings under our Revolving Credit Facility, and maintain a strong balance sheet, we completed a $224.7 million common stock offering and issued $500.0 million aggregate principal amount of Senior Notes due 2031. In addition, subsequent to September 30, 2023, we completed an offering of common stock resulting in proceeds of $290.6 million to the Company, before offering expenses, to further reduce borrowings under our Revolving Credit Facility (see Note 12 to our condensed financial statements).

During the nine months ended September 30, 2023, we repurchased and retired (i) 287,751 shares of our common stock for total consideration of $8.0 million and (ii) $19.1 million aggregate principal amount of our Senior Notes due 2028 for total consideration of $18.4 million, plus accrued interest.

As of September 30, 2023, we had outstanding total debt of $2,089.1 million consisting of $384.0 million of borrowings under our Revolving Credit Facility, $705.1 million aggregate principal amount of our Senior Notes due 2028, $500.0 million aggregate principal amount of our Senior Notes due 2031, and $500.0 million aggregate principal amount of our Convertible Notes.

As of September 30, 2023, we had total liquidity of $879.0 million, consisting of $866.0 million of committed borrowing availability under the Revolving Credit Facility and $13.0 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 91% and 70% of our total oil and gas sales in the third quarter of 2023 and 2022, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the nine months ended September 30, 2023, we hedged approximately 65% of our crude oil production and approximately 64% of our natural gas and NGL production. For a summary as of September 30, 2023, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

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

At September 30, 2023, we had a working capital deficit of $132.9 million, compared to a deficit of $24.5 million at December 31, 2022. Current assets increased by $149.1 million and current liabilities increased by $257.5 million at September 30, 2023, compared to December 31, 2022. The increase in current assets is due to a $29.9 million increase in fair value of our derivative instruments as a result of commodity price changes and an increase of $92.2 million in accounts receivable. The increase in current liabilities is primarily related to a $139.7 million increase in our accounts payable and accrued liabilities due in part to increased completion activity levels on our properties and a $117.9 million increase in our derivative instruments as a result of the decrease in fair value.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. We typically enter into commodity derivative transactions covering a substantial, but varying, portion of our anticipated future oil and gas production for the next 12 to 36 months. Our cash flows for the nine months ended September 30, 2023 and 2022 are presented below:

	Nine Months Ended September 30,
(In thousands, unaudited)	2023	2022
Net Cash Provided by Operating Activities	$840,959	$641,039
Net Cash Used for Investing Activities	(1,484,203)	(858,542)
Net Cash Provided by Financing Activities	653,668	217,112
Net Change in Cash	$10,424	$(390)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2023 was $841.0 million, compared to $641.0 million in the same period of the prior year. This increase was due to significantly higher production volumes and higher realized oil prices (including the effect of settled derivatives), offset by lower realized natural gas prices (including the effect of settled derivatives) and higher operating costs. Net cash provided by operating activities is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the nine months ended September 30, 2023 was a deficit of $82.6 million compared to a deficit of $115.4 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the nine months ended September 30, 2023 and 2022 were $1,484.2 million and $858.5 million, respectively. The increase in cash used in investing activities for the first nine months of 2023 as compared to the same period of 2022 was attributable to a $658.2 million increase in our capital expenditures for oil and natural gas properties spending, which included the closing of our MPDC Acquisition, Forge Acquisition and Novo Acquisition in the first nine months of 2023. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $281.5 million and $164.2 million at September 30, 2023 and 2022, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the nine months ended September 30, 2023, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $1,638.2 million, while the actual cash spend in this regard amounted to $1,483.6 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the nine months ended September 30, 2023 and 2022 are summarized in the following table:

	Nine Months Ended September 30,
(In millions, unaudited)	2023	2022
Drilling and Development Capital Expenditures	$484.3	$270.4
Acquisition of Oil and Natural Gas Properties	996.6	551.5
Other Capital Expenditures	2.7	3.6
Total	$1,483.6	$825.5

Cash Flows from Financing Activities

Net cash provided by financing activities was $653.7 million during the nine months ended September 30, 2023, compared to net cash provided by financing activities of $217.1 million during the nine months ended September 30, 2022. For the nine months September 30, 2023, cash provided by financing activities was primarily related to the issuance of the Senior Notes due 2031 of $492.8 million, the issuance of common stock of $224.7 million, and $65.0 million of net advances under our Revolving Credit Facility partially offset by $8.0 million in repurchases of common stock, $18.4 million in repurchases of our Senior Notes due 2028, and $88.7 million of common stock dividend payments. For the nine months ended September 30, 2022, cash provided by financing activities was primarily related to $386.0 million of net advances under our Revolving Credit Facility, which was partially offset by $21.5 million in repurchases of common stock, $19.8 million in repurchases of our Senior Notes due 2028, $81.2 million in repurchases of Series A Preferred Stock, $32.0 million of common stock dividend payments and $5.9 million of preferred stock dividend payments.

Revolving Credit Facility

We have a Revolving Credit Facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of September 30, 2023, the Revolving Credit Facility had a borrowing base of $1.80 billion and an elected commitment amount of $1.25 billion, and we had $384.0 million in borrowings outstanding under the facility, leaving $866.0 million in available committed borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Senior Notes due 2028

As of September 30, 2023, we had outstanding $705.1 million aggregate principal amount of our Senior Notes due 2028. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2028.

Senior Notes due 2031

As of September 30, 2023, we had outstanding $500.0 million million aggregate principal amount of our Senior Notes due 2031. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2031.

Convertible Notes

As of September 30, 2023, we had outstanding $500.0 million aggregate principal amount of our Convertible Notes. See Note 4 to our condensed financial statements for further details regarding the Convertible Notes.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.  Higher prices for oil and natural gas typically result in increases in the costs of materials, services and personnel. We budgeted for a 5-10% increase in drilling and completion and other associated costs in 2023 compared to 2022.

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

The following table summarizes our open crude oil derivative contracts as of September 30, 2023, by fiscal quarter.

Crude Oil Contracts
	Swaps(1)		Collars
Settlement Period	Volume (Bbls)	Weighted Average Price ($/Bbl)	Collar Call Volume (Bbls)	Collar Put Volume (Bbls)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Floor Price ($/Bbl)

2023:
Q4	1,998,576	$76.00	2,291,252	1,899,676	$86.02	$72.39
2024:
Q1	1,501,203	$77.19	2,218,397	1,565,178	$84.56	$70.00
Q2	1,418,017	76.22	2,128,387	1,488,267	84.32	69.23
Q3	1,513,456	74.71	1,012,056	860,256	80.70	68.92
Q4	1,131,469	72.94	953,749	779,800	81.75	68.99
2025:
Q1	432,749	$72.20	413,286	314,849	$79.20	$67.84
Q2	417,633	72.42	273,171	199,233	75.49	67.63
Q3	414,394	71.90	234,994	161,970	75.76	67.88
Q4	410,911	71.90	208,511	135,487	76.87	67.63
2026:
Q1	263,726	$69.05	43,226	39,289	$70.25	$62.50
Q2	266,657	68.98	43,707	39,727	70.25	62.50
Q3	269,587	68.91	44,187	40,163	70.25	62.50
Q4	269,587	68.83	44,187	40,163	70.25	62.50
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

The following table summarizes our open natural gas derivative contracts as of September 30, 2023, by fiscal quarter.

Natural Gas Contracts
	Swaps(1)		Collars
Contract Period	Volume (MMBTU)	Weighted Average Price ($/MMBTU)	Collar Call Volume (MMBTU)	Collar Put Volume (MMBTU)	Weighted Average Ceiling Price ($/MMBTU)	Weighted Average Floor Price ($/MMBTU)

2023:
Q4	9,716,958	$3.82	5,742,500	5,742,500	$6.58	$3.96
2024:
Q1	9,916,616	$3.60	3,825,000	3,825,000	$5.39	$3.36
Q2	9,950,805	3.47	3,222,500	3,222,500	4.70	3.15
Q3	9,940,457	3.47	4,600,000	4,600,000	4.80	3.08
Q4	6,802,909	3.46	5,571,586	5,571,586	5.22	3.10
2025:
Q1	1,485,000	$3.61	6,971,417	6,971,417	$5.58	$3.14
Q2	915,000	3.60	6,471,297	6,471,297	5.23	3.14
Q3	920,000	3.60	6,107,569	6,107,569	5.31	3.14
Q4	765,000	3.52	5,473,723	5,473,723	5.46	3.13
2026:
Q1	450,000	$3.20	4,048,249	4,048,249	$5.66	$3.13
Q2	455,000	3.20	4,184,706	4,184,706	5.66	3.13
Q3	460,000	3.20	4,184,706	4,184,706	5.66	3.13
Q4	460,000	3.20	2,774,642	2,774,642	5.66	3.13
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

Interest Rate Risk

Our long-term debt as of September 30, 2023 was comprised of borrowings that contain fixed and floating interest rates. The Senior Notes due 2028, Senior Notes due 2031, and Convertible Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement (see Note 4 to our condensed financial statements).

Changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at September 30, 2023 would have cost us an additional $3.8 million in annual interest expense under our Revolving Credit Facility.

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

As of September 30, 2023, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our Company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 1A.  Risk Factors.

Except as described in our Quarterly Report on Form 10-Q filed with the SEC for the period ended June 30, 2023, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
Month #1
July 1, 2023 to July 31, 2023	—	$—	—	$ 87.5 million
Month #2
August 1, 2023 to August 31, 2023	—	$—	—	$ 87.5 million
Month #3
September 1, 2023 to September 30, 2023	—	$—	—	$ 87.5 million
Total	—	$—	—	$ 87.5 million
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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

(a)    None.

(b)    None.

(c)    During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

During the quarter ended September 30, 2023, the Company did not adopt or terminate a “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2023
10.1	Second Amendment to the Third Amended and Restated Credit Agreement among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, dated August 2, 2023.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023
10.2	Termination Agreement, dated August 3, 2023, by and among Robert B. Rowling, Cresta Investments, LLC, Cresta Greenwood, LLC, TRT Holdings, Inc., Michael Frantz and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	November 2, 2023	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer (on behalf of Registrant)

Date:	November 2, 2023	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal financial and accounting officer (on behalf of Registrant)