Form 10-K
period 2023-12-31
NORTHERN OIL & GAS, INC.
filed 2024-02-23
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on such date) was approximately $3.1 billion.
As of February 21, 2024, the registrant had 100,873,127 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement related to the registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report for the year ended December 31, 2023.

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
v

NORTHERN OIL AND GAS, INC.

NORTHERN OIL AND GAS, INC.

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2023
PART I
Item 1. Business

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties in the United States, primarily in the Williston Basin, the Permian Basin and the Appalachian Basin. We believe the location, size and concentration of our acreage positions in some of North America’s leading unconventional oil and gas resource plays provide us with drilling and development opportunities that will result in significant long-term value. We currently report a single reportable segment. See “Financial Statements” and the notes to our consolidated financial statements for financial information about this reportable segment.

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

We seek to create value through strategic acquisitions and partnering with operators who have significant experience in developing and producing hydrocarbons in our core areas. We have more than 105 experienced operating partners that provide technical insights and opportunities for acquisitions. Across these operators, no single operator represented more than 20% of our fourth quarter 2023 oil and natural gas sales.

Prior to 2020, we focused our operations exclusively on oil-weighted properties in the Williston Basin. Since then we have significantly grown and diversified our properties via acquisitions in the Permian Basin and the Appalachian Basin, while also adding to our legacy position in the Williston Basin. See Note 3 to our financial statements for details regarding our recent acquisitions. Our acquisition activity was a significant driver of our 45% production growth from 78,854 Boe per day in the fourth quarter of 2022 to 114,363 Boe per day in the fourth quarter of 2023.

The following table provides a summary of certain information regarding our assets as of December 31, 2023, including reserves information audited by our third-party independent reserve engineers, Cawley, Gillespie & Associates, Inc. (“Cawley”).

	As of December 31, 2023
	Net Acres	Productive Wells		Average Daily Production(1) (Boe per day)	Proved Reserves (MBoe)	% Oil	% Proved Developed
		Gross	Net
Williston Basin	180,642	7,981	643.7	52,413	142,700	70%	79%
Permian Basin	36,576	1,387	207.6	50,601	119,069	59	66
Appalachian Basin	55,034	397	100.3	11,349	77,926	—	57
Total	272,251	9,765	951.6	114,363	339,695	50%	69%
__________________

(1)Represents the average daily production over the three months ended December 31, 2023.

Business Strategy

Our business strategy is focused on growing our reserves, production and free cash flow to create long-term value for our stakeholders while maintaining a strong balance sheet. The key elements of our business strategy include the following:

•Diversify Our Risk Through Non-Operated Participation in a Large Number of Wells and Multiple Basins.  As a non-operator, we seek to diversify our investment and operational risk through participation in a large number of oil and gas wells and with multiple operators across multiple basins. As of December 31, 2023, we have participated in 9,765 gross (951.6 net) producing wells with an average working interest of 9.7% in each gross well, with more than 105 experienced operating partners. We also believe that we can further diversify our risk with acquisitions in multiple basins, focusing on accretive acquisitions of top-tier assets with top-tier operators in the premier basins in the United States. For the three months ended December 31, 2023, 46% of our production was from the Williston Basin, 44% was from the Permian Basin and 10% was from the Appalachian Basin.

•Accelerate Growth by Pursuing Value-Enhancing Acquisitions.  We strive to be the natural consolidator and clearing house of non-operated working interests in various leading oil and gas shale plays in the United States. Our “ground game” acquisition strategy is to build a strong presence in our core basins and seek to acquire smaller additional lease positions at a significant discount to the contiguous acreage positions typically sought by larger producers and operators of oil and gas wells, focusing on near term drilling opportunities. Such acquisitions have been a significant driver of our net well additions and production growth. We intend to continue these activities, while at the same time evaluating and pursuing larger non-operated asset packages that we believe can responsibly add significant production, cash flow and scale to existing operations.

•Build and Maintain a Strong Balance Sheet and Proactively Manage to Limit Downside.  We strive for financial strength and flexibility through the prudent management of our balance sheet. Changes in commodity prices, as well as the timing of various investment and financing opportunities, result in changes to our leverage over time. However, we manage the business with the long-term goal of maintaining leverage at or near our target of 1.0x Debt / Adjusted EBITDA.

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

Industry Operating Environment

The oil and natural gas industry is a global market impacted by many factors, such as government regulations, particularly in the areas of trade sanctions, taxation, energy, climate change and the environment, geopolitical instability and armed conflicts (including between Russia and Ukraine and in the Middle East), demand in Asian and European markets, and the extent to which members of OPEC and other oil exporting nations manage oil supply through export quotas.  Natural gas prices are generally determined by North American supply and demand and are also affected by imports and exports of liquefied natural gas.  Weather also has a significant impact on demand for natural gas since it is a primary heating source.

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

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion. Additionally, ongoing inflationary pressures have resulted in and may result in additional increases to the costs of goods, services and personnel. Material changes in prices impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions. Sustained levels of high inflation caused the U.S. Federal Reserve to increase the federal funds interest rate by 5.25% between March 2022 and December 2023 in an effort to curb inflationary pressure on the costs of goods and services. While inflationary pressures in the United States’ economy have begun to subside, we continue to be impacted by the increased federal funds interest rate, which could additionally have the effects of raising the cost of capital and depressing economic growth.

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

Historically, we have not managed our commodities marketing activities internally. Instead, our operating partners generally market and sell oil and natural gas produced from wells in which we have an interest.  Our operating partners coordinate the transportation of our oil and gas production from our wells to appropriate pipelines or rail transport facilities pursuant to arrangements that they negotiate and maintain with various parties purchasing the production.  We understand that our partners generally sell our production to a variety of purchasers at prevailing market prices under separately negotiated short-term contracts.  Although we have historically relied on our operating partners for these activities, we may in the future seek to take a portion of our production in kind and internally manage the marketing activities for such production. The price at which our production is sold is generally tied to the spot market for oil or natural gas. The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price. This differential primarily represents the transportation costs in moving the oil from wellhead to refinery and will fluctuate based on availability of pipeline, rail and other transportation methods. The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price. Using our commodity hedging program, from time to time we enter into financial hedging contracts to help mitigate pricing risk and volatility with respect to differentials.

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

Regulation of Transportation and Sales of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those statutes.  In the past, the federal government has regulated the prices at which natural gas could be sold.  While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future. Interstate transportation services, however, remain subject to FERC regulation, including with respect to rates, terms and conditions of service, and authorizations to build new, or abandon old, facilities. A primary aim of FERC’s regulation of interstate natural gas transportation is to prevent undue discrimination among shippers, and so we do not anticipate that FERC regulation will affect our operations in any way that is materially different from those of similarly situated competitors.

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

In November 2021, the Environmental Protection Agency (“EPA”) issued a proposed rule intended to revise and add to the NSPS program rules, known as Subpart OOOOa. The proposed rule would formally reinstate methane (a greenhouse gas (“GHG”)) emission limitations for existing and modified facilities in the oil and gas sector under Subpart OOOOa and would also regulate, for the first time under Subpart OOOOb, existing oil and gas facilities. In addition, under Subpart OOOOc, the EPA’s proposed rule would require states to implement plans that meet or exceed federally established emission reduction guidelines for oil and natural gas facilities. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule removes an emissions monitoring exemption for small wellhead-only sites and creates a new third-party monitoring system to flag large emissions events, referred to in the proposed rule as “super emitters.” In December 2023, the EPA announced a final rule, which, among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions.

At the international level, the United Nations-sponsored Paris Agreement requires signatory countries to set voluntary targets to reduce domestic GHG emissions. While the United States withdrew from the Paris Agreement during the Trump Administration in 2020, President Biden recommitted the United States to the Paris Agreement in January 2021 and established a goal of reducing economy-wide net GHG emissions by at least thirty percent from 2020 levels by 2030.

These regulations and proposals and any other new regulations requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business, results of operations and financial condition.

The Federal Water Pollution Control Act of 1972, or the Clean Water Act (the “CWA”), imposes restrictions and controls on the discharge of produced waters and other pollutants into waters of the United States (“WOTUS”).  Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands.  The CWA and certain state regulations prohibit the discharge of produced water, sand, drilling fluids, drill cuttings, sediment and certain other substances related to the oil and gas industry into certain coastal and offshore waters without an individual or general National Pollutant Discharge Elimination System discharge permit. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. CWA jurisdiction depends on the definition of WOTUS. In January 2023, the EPA and the U.S. Army Corps of Engineers (the “Corps”) issued a final rule that based the definition of WOTUS on a pre-2015 definition, which never took effect before being replaced in 2020. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett. However, litigation opposing the September 2023 final rule remains ongoing and substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of CWA jurisdiction more generally. Any expansion to CWA jurisdiction could impact areas where oil and gas operations are conducted. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. In 2021, the United States Supreme Court held that the CWA requires a discharge permit if the addition of pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. Costs may be associated with the treatment of wastewater and/or developing and implementing storm water pollution prevention plans.

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

The National Environmental Policy Act (“NEPA”) establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies.  A major federal agency action having the potential to significantly impact the environment requires review under NEPA.  Many of the activities of our third-party operating partners are covered under NEPA. Some activities are subject to robust NEPA review which could lead to delays and increased costs that could materially adversely affect our revenues and results of operations. Other activities are covered under categorical exclusions which results in a shorter NEPA review process. In October 2021, the Biden Administration proposed a Phase 1 rule to undo 2020 changes to NEPA enacted under the Trump Administration. The Phase 1 rule is the first of two planned rules to roll back the 2020 rule and was finalized in April, 2022. The Phase 1 Final Rule generally restores certain regulatory provisions that were in effect prior to the 2020 rule, affecting the assessment of projects ranging from oil and gas leasing to development on public and Indian lands. Additionally, in September 2023, the Biden Administration announced that federal agencies will be directed to consider the Social Cost of GHGs in agency budgeting, procurement, and other agency decisions, including in environmental reviews conducted pursuant to NEPA, where appropriate.

Climate Change

In the United States, no comprehensive federal climate change legislation regulating GHG emissions or directly imposing a price on carbon has been implemented to date; however, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, and the Biden Administration has indicated willingness to pursue new climate change legislation, executive actions or other regulatory initiatives to limit GHG emissions. These include rejoining the Paris Agreement treaty on climate change in 2021, issuing several executive orders to address climate change, the U.S. Methane Emissions Reduction Action Plan, a commitment to cut greenhouse gas emissions 50-52 percent of 2005 levels by 2030, and participation in the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the 26th United Nations Conference of the Parties (“COP”), over 150 countries have joined the pledge. At the 27th COP, President Biden announced the EPA’s supplemental proposed rule to reduce methane emissions from existing oil and gas sources and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At the 28th COP, member countries agreed to the first “global stocktake” which calls on countries to contribute to global efforts, including a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030; accelerating efforts towards the phase-down of unabated coal power; phasing out inefficient fossil fuel subsidies; and transitioning away from fossil fuels in energy systems.

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

Further, legislative and regulatory initiatives are underway to that purpose. The Inflation Reduction Act of 2022 (“IRA”), signed into law in August 2022, appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on GHG emissions from certain oil and gas sources and facilities. To implement the program, the IRA requires revisions to GHG reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In July 2023, the EPA proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the IRA. Among other things, the proposed rule would expand the emissions events that are subject to reporting requirements to include “other large release events” and apply reporting requirements to certain new sources and sectors. The rule is expected to be finalized in the spring of 2024 and become effective on January 1, 2025 in advance of the deadline for GHG reporting for 2024 (March 2025). The fee imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 would be $900 per ton emitted over annual methane emissions thresholds, and would increase to $1,200 in 2025, and $1,500 in 2026. The emissions fee and funding provisions of the law could increase operating costs within the oil and gas industry and accelerate a transition away from fossil fuels, which could in turn adversely affect our business and results of operations. The U.S. Congress has also considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions.  Additionally, following the U.S. Supreme Court finding that GHG emissions fall within the CAA definition of an “air pollutant,” the EPA has adopted regulations that, among other things, establish construction and operating permit review for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and together with the United States Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. The EPA has also finalized rules in December 2023 intended to reduce methane emissions from new and existing oil and gas sources and in January 2024, the Biden Administration announced a temporary pause on pending decisions on exports of liquified natural gas to non-free trade agreement countries until the Department of Energy can update the underlying analyses for authorizations, including an assessment of the impact of GHG emissions. Furthermore, many state and local leaders have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to considering or enacting laws requiring the disclosure of climate-related information and developing programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes or encouraging the use of renewable energy or alternative low-carbon fuels.

In 2014, Colorado was the first state in the nation to adopt rules to control methane emissions from oil and gas facilities. In 2016, the EPA revised and expanded NSPS, also known as Subpart OOOOa, to include final rules to curb emissions of methane, a greenhouse gas, from new, reconstructed and modified oil and gas sources. Previously, already existing NSPS regulated VOCs, and controlling VOCs also had the effect of controlling methane, because natural gas leaks emit both compounds. However, by explicitly regulating methane as a separate air pollutant, the 2016 regulations were a statutory predicate to propose regulating emissions from existing oil and gas facilities. In 2021, President Biden issued Executive Order 13990, Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. In furtherance of this EO, in November 2021, EPA proposed rules to regulate methane emissions from the oil and natural gas industry, including, for the first time, reductions from certain upstream and midstream existing oil and gas sources under Subparts OOOOa and OOOOb. These regulations also expanded controls to reduce methane emissions, such as enhancement of leak detection and repair provisions. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rules, removing an emissions monitoring exemption for small wellhead-only sites and creating a new third-party monitoring program to flag large emissions events. In December 2023, the EPA announced a final rule, which, among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for certain Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply. The Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and the Department of Interior continue to focus on regulatory initiatives to control methane emissions from upstream and midstream equipment. To the extent that these regulations or initiatives remain in place and to the extent that our third-party operating partners are required to further control methane emissions, such controls could impact our business.

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

Human Capital Resources

As of December 31, 2023, we had 38 full time employees. We may hire additional personnel as appropriate.  We may also use the services of independent consultants and contractors to perform various professional services.
We strive to attract, develop and retain the best talent and spend considerable time and resources to advance the professional development and security of our workforce. We operate on the fundamental philosophy that people are our most valuable asset, as every person who works for us has the potential to impact our success. We believe employees choose working at the Company in part due to our engaging culture, competitive compensation and benefits, and professional development opportunities. To attract and retain the best talent, we provide our employees a comprehensive total rewards program. In addition to competitive salaries, we offer both short and long-term incentive compensation; company-matched 401(k) contributions; company-paid premiums for health, dental and vision insurance, short and long-term disability insurance, and life insurance; and company-supported health savings accounts and flexible spending accounts. We offer many additional programs to support the wellness of our workforce, including an onsite fitness center at our executive offices and a flexible paid time off and vacation policy.

We recognize the importance of investing in our employees’ professional development, and are committed to ensuring that all employees are prepared for every aspect of their day-to-day roles. We have a multi-year rotational analyst development program, to ensure that we are hiring and developing new talent and offering cross-functional exposure and learning experience. This program was designed with the intent of developing an internally trained pool of future leaders that have a wholistic view of our systems, processes and operations. We also support employees’ seeking to further their professional development through appropriate external educational programs, and offer tuition reimbursement benefits for various extended educational learning opportunities.

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

Office Locations

Our executive offices are located at 4350 Baker Road, Suite 400, Minnetonka, Minnesota 55343.  Our office space consists of 24,641 square feet of leased space.  We believe our current office space is sufficient to meet our needs and that additional office space can be obtained if necessary.

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

Available Information – Reports to Security Holders

Our website address is www.noginc.com. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. Electronic filings with the SEC are also available on the SEC internet website at www.sec.gov.

We have also posted to our website our Bylaws, Audit Committee Charter, Compensation Committee Charter, Governance, Nominating and ESG Committee Charter, Executive Committee Charter, Acquisition Committee Charter, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Insider Trading Policy and Clawback Policy, in addition to all pertinent company contact information.

In certain circumstances, we may post information, such as presentation materials and press releases, to our corporate website, www.noginc.com, or our investor relations website to expedite public access to information regarding the Company in lieu of making a filing with the SEC for first disclosure of the information. When permissible, we expect to continue to do so without also providing disclosure of this information through filings with the SEC.

Where we have included internet addresses in this Annual Report on Form 10-K, we have included those internet addresses as inactive textual references only. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those websites is not part hereof.

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
•worldwide and regional economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks including war, terrorism, political unrest, or health epidemics;
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
•the outbreak of military hostilities, including the ongoing conflict between Russia and Ukraine and the destabilizing effect such conflict continues to pose for the European continent or the global oil and natural gas markets, as well as the ongoing conflict in Israel and the surrounding region;
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

The Dakota Access Pipeline (“DAPL”), a major pipeline transporting crude oil from the Williston Basin, is subject to ongoing litigation (the “DAPL Litigation”) that could threaten its continued operation. In July 2020, a federal district court ordered DAPL to be shut down pending the completion of an environmental impact statement (“EIS”) to determine whether the

DAPL poses a threat to the Missouri River and drinking water supply of the Standing Rock Sioux Reservation. The temporary shutdown order was overturned by the U.S. Court of Appeals in August 2020. DAPL currently remains in operation while the U.S. Army Corps of Engineers (“USACE”) conducts the EIS, which was released in draft form in September 2023 and was open for public comment until mid-December 2023. The date that the final EIS will be published is not yet known. Following completion of the EIS, the USACE will determine whether to grant DAPL an easement to cross the Missouri River or to shut down the pipeline, unless the U.S. Supreme Court overturns the lower courts’ order to conduct the EIS. Moreover, the EIS and/or the USACE’s easement decision may subsequently be challenged in court. As a result, a shut-down remains possible, and there is no guarantee that DAPL will be permitted to continue operations following the completion of the EIS and/or the DAPL Litigation. Any significant curtailment in gathering system or pipeline capacity, or the unavailability of sufficient third-party trucking or rail capacity, could adversely affect our business, results of operations and financial condition.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established or operations are commenced on units containing the acreage or the leases are extended.

A significant portion of our acreage is not currently held by production or held by operations.  Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire.  If our leases expire and we are unable to renew the leases, we will lose our right to participate in the development of the related properties.  Drilling plans for these areas are generally in the discretion of third-party operators and are subject to change based on various factors that are beyond our control, such as: the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third-party approvals; oil, NGL and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs.  As of December 31, 2023, we estimate that we had leases that were not developed that represented 8,442 net acres potentially expiring in 2024, 5,896 net acres potentially expiring in 2025, 1,595 net acres potentially expiring in 2026, 1,746 net acres potentially expiring in 2027, and 7,571 net acres potentially expiring in 2028 and beyond.

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

Most scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce significant physical effects on weather conditions, such as increased frequency and severity of storms, extreme temperatures, droughts and floods, among other climatic phenomena. If any such effects were to occur, they could adversely affect or delay demand for oil and natural gas products or cause us or our third party operators to incur significant costs in preparing for, or responding to, the effects of climatic events themselves, which may not be fully insured. Energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate changes. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. To the extent the frequency of extreme weather events increases, this could impact our business in various ways, including damage to operators’ facilities at our properties or increased insurance premiums. Potential adverse effects on our third party operators could also include disruption of their production activities and supply chain. Any of these effects could have an adverse effect on our business, results of operations and financial condition.

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

Our operators will make decisions in connection with their operations (subject to their contractual and legal obligations to other owners of working interests), which may not be in our best interests. We may have no ability to exercise influence over the operational decisions of our operators, including the setting of capital expenditure budgets and drilling locations and schedules. Dependence on our operators could prevent us from realizing our target returns for those locations.  The success and timing of development activities by our operators will depend on a number of factors that will largely be outside of our control, including oil and natural gas prices and other factors generally affecting the industry operating environment; the timing and amount of capital expenditures; their expertise and financial resources; approval of other participants in drilling wells; selection of technology; and the rate of production of reserves, if any.

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

Inflation has been an ongoing concern in the U.S. since 2021. Ongoing inflationary pressures have resulted in and may result in additional increases to the costs of goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation caused the U.S. Federal Reserve to increase the federal funds interest rate by 5.25% between March 2022 and December 2023 in an effort to curb inflationary pressure on the costs of goods and services. While inflationary pressures in the United States’ economy have begun to subside, we continue to be impacted by the increased federal funds interest rate, which could additionally have the effects of raising the cost of capital and depressing economic growth, either of which (or the combination thereof) could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations.

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

Approximately 31% of our estimated net proved reserves volumes were classified as proved undeveloped as of December 31, 2023. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate.  Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic.  In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.

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

Additionally, certain segments of the investor community have recently expressed negative sentiment towards investing in the oil and natural gas industry. Climate change-related developments in particular may result in negative perceptions of the traditional oil and gas industry and, in turn, reputational risks associated with exploration and production activities. There have been efforts in recent years, for example, to influence the investment community, including investment advisors, insurance companies and certain sovereign wealth, pension and endowment funds and other groups, by promoting divestment of fossil fuel equities and pressuring lenders to limit funding and insurance underwriters to limit coverages to companies engaged in the extraction of fossil fuel reserves. Financial institutions may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations. With the continued volatility in oil and natural gas prices, and the possibility that interest rates will rise in the near term, increasing the cost of borrowing, certain investors have emphasized capital efficiency and free cash flow from earnings as key drivers for energy companies, especially shale producers.

This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results.

Increasing attention to climate change may also result in additional governmental investigations, private litigation against us, operational delays or restrictions, increased operating costs, and additional regulatory burdens. For example, claims have been made against certain companies in the energy industry alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law, or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception in relation to climate change or other environmental matters could cause the permits our operating partners need to conduct their operations to be withheld, delayed or burdened by requirements that restrict our ability to profitably conduct our business.

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

In recent years, companies across all industries are facing increasing scrutiny from stakeholders related to their ESG and sustainability practices. Failure or a perception (whether or not valid) of failure to implement our ESG strategy or achieve sustainability goals we have set could damage our reputation, causing our investors or other stakeholders to lose confidence in our company, and negatively impact our operations. There can be no assurance that we will be able to accomplish any announced goals, initiatives, commitments or objectives related to our ESG strategy, as statements regarding the same reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce, or at all. We may determine in our discretion that it is not feasible or practical to implement or complete certain of our ESG goals, initiatives, policies or procedures based on cost, timing or other considerations. Our continuing efforts to research, establish, accomplish and accurately report on the implementation of our ESG strategy, including any ESG goals, may also create additional operational risks and expenses and expose us to reputational, legal and other risks. Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, some of the statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.

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

Our Revolving Credit Facility, the indenture the “2028 Notes Indenture” governing our 8.125% senior notes due 2028 (the “Senior Notes due 2028”), and the indenture the “2031 Notes Indenture” and, together with the 2028 Notes Indenture, the “Senior Notes Indentures”) governing our 8.750% senior notes due 2031 (the “Senior Notes due 2031” and, together with the Senior Notes due 2028, the “Senior Notes”), and any future indebtedness we incur may contain a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things: declare or pay any dividend or make any other distributions on, purchase or redeem our equity interests or purchase or redeem certain debt; make loans or certain investments; make certain acquisitions and investments; incur or guarantee additional indebtedness or issue certain types of equity securities; incur liens; transfer or sell assets; create subsidiaries; consolidate, merge or transfer all or substantially all of our assets; and engage in transactions with our affiliates. In addition, the Revolving Credit Facility requires us to maintain compliance with certain financial covenants and other covenants. As a result of these covenants, we could be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

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

Our ability to pay dividends to our stockholders is restricted by applicable laws and regulations and requirements under certain of our debt agreements, including our Revolving Credit Facility and the Senior Notes Indentures.

Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its sole discretion, may declare out of funds legally available for such payments. On August 1, 2023, our board of directors declared a cash dividend on our common stock in the amount of $0.38 per share. The dividend was paid on October 31, 2023 to stockholders of record as of the close of business on September 28, 2023. On October 30, 2023, our board of directors declared a cash dividend on our common stock in the amount of $0.40 per share. The dividend was paid on January 31, 2024 to stockholders of record as of the close of business on December 28, 2023. On February 5, 2024, our board of directors declared a cash dividend on our common stock in the amount of $0.40 per share. The dividend is payable on April 30, 2024 to stockholders of record as of the close of business on March 28, 2024. We cannot assure you, however, that we will pay dividends in the future in the current amounts or at all. Our board of directors may change the timing and amount of any future dividend payments or eliminate the payment of future dividends to our common stockholders at its discretion, without notice to our stockholders. Any future determination relating to our dividend policy will be dependent on a variety of factors, including our financial condition, earnings, legal requirements, our general liquidity needs, and other factors that our board of directors deems relevant. Our ability to declare and pay dividends to our stockholders is subject to certain laws, regulations, and policies, including minimum capital requirements and, as a Delaware corporation, we are subject to certain restrictions on dividends under the DGCL. Under the DGCL, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Finally, our ability to pay dividends to our stockholders may be limited by covenants in any debt agreements that we are currently a party to, including our Revolving Credit Facility and the Senior Notes Indentures, or may enter into in the future. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate at any time, the payment of dividends on our common stock. If as a result, we are unable to pay dividends, investors may be forced to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock.

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

We may be able to incur substantial additional indebtedness in the future, subject to certain limitations, including under our Revolving Credit Facility, the Senior Notes Indentures and under any future debt agreements.  If new debt is added to our current debt levels, the related risks that we now face could increase.  Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to us or from making desirable capital expenditures.  This could put us at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations.  In addition, the incurrence of additional indebtedness could make it more difficult to satisfy our existing financial obligations.

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

In connection with the pricing of our 3.625% convertible senior notes due 2029 (the “Convertible Notes”), we entered into privately negotiated capped call transactions relating to such notes with the option counterparties. The capped call transactions relating to the Convertible Notes cover, subject to customary adjustments, the number of shares of our common stock that initially underlie such notes. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.

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

Provisions in the indenture governing the Convertible Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the indenture governing the Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

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

We are affected by the adoption of laws, regulations and policy directives that, for economic, environmental protection or other policy reasons, could curtail exploration and development drilling for oil and gas. For example, in January 2021, President Biden signed an Executive Order directing the U.S. Department of the Interior (“DOI”) to temporarily pause new oil and gas leases on federal lands and waters pending completion of a comprehensive review of the federal government’s existing oil and gas leasing and permitting program. In June 2021, a federal district court enjoined the DOI from implementing the pause and leasing resumed subject to certain limitations. In August 2022, the U.S. Court of Appeals vacated and remanded the federal district court’s decision to block the pause on new oil and gas leasing, and the federal district court shortly thereafter enjoined the DOI from implementing the pause in the thirteen states that had challenged the pause. Litigation over leasing remains ongoing. Additionally, in July 2023, DOI announced a proposed rule to revise outdated fiscal terms of the onshore federal oil and gas leasing program, including for bonding requirements, royalty rates and minimum bids, with a final rule expected in April 2024. As a result, it is difficult to predict if and when such areas may be made available for future exploration activities. In addition, in November 2021, the EPA proposed a new rule that would impose more stringent methane emissions standards for new and modified sources in the oil and gas industry, and to regulate existing sources in the oil and gas industry for the first time. In November, 2022, the EPA issued the proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule removes an emissions monitoring exemption for small wellhead-only sites and creates a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters.” In December 2023, the EPA announced a final rule, which, among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. Further, in September 2021, President Biden publicly announced the Global Methane Pledge, an international pact that aims to reduce global methane emissions to at least 30% below 2020 levels by 2030. These efforts, among others, are intended to support the Biden Administration’s stated goal of addressing climate change. Potential actions of Congress include imposing more restrictive laws and regulations pertaining to permitting, limitations on GHG emissions, increased requirements for financial assurance and bonding for decommissioning liabilities, and carbon taxes. Any of these executive, administrative or Congressional actions could adversely affect our financial condition and results of operations by restricting the lands available for development and/or access to permits required for such development, or by imposing additional and costly environmental, health and safety requirements.

Our ability to use net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

We have net operating loss (“NOL”) carryforwards that we may use to offset against taxable income for U.S. federal income tax purposes.  At December 31, 2023, we had an estimated NOL carryforward of approximately $573.0 million for U.S. federal income tax purposes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), a corporation that undergoes an “ownership change” can be subject to limitations on the use of its NOLs to offset future taxable income. We underwent an “ownership change” during 2018 and, as a result, the use of our existing NOL carryforwards is subject to limitations under Section 382, which are generally determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax exempt rate as defined in Section 382 of the IRC. See Note 10 to our financial statements. Future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382 of the IRC.

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

Changes to applicable tax laws and regulations may result in our incurring increased administrative and compliance costs and additional income tax liabilities, which could have an adverse effect on our business, results of operations and financial condition.

We are subject to various complex and evolving U.S. federal and state income taxes. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be implemented, interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. For example, on August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into federal law. The IRA introduced, among other things, a new Corporate Alternative Minimum Tax (“CAMT”) which is a minimum tax based on financial statement income that applies to “applicable corporations.” CAMT is effective for tax years beginning in 2023. The Company is not subject to CAMT in 2023 but once we reach the applicable financial statement income thresholds, which we expect to occur no earlier than 2025, the CAMT rules could increase tax compliance complexity and uncertainty and result in additional administrative costs and income tax liabilities.

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

Additionally, the SEC issued a proposed rule in March 2022 that would mandate extensive disclosure of climate-related data, risks and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. In part because the proposed rule’s ultimate date of effectiveness and the final form and substance of these requirements is not yet known, we cannot predict the costs of implementation or any potential adverse impacts resulting from the rulemaking. To the extent this rulemaking is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors. See “Item 1. Business—Governmental Regulation and Environmental Matters” and “—Climate Change” for a further discussion of the laws and regulations related to GHGs and of climate change.

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

Our certificate of incorporation authorizes us to issue 135,000,000 shares of common stock, of which 100,761,148 shares were issued and outstanding as of December 31, 2023. Any shares of common stock that we may issue in the future, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or substantially similar securities, may dilute the ownership interests of our stockholders. In addition, future issuances of common stock under our Amended and Restated 2018 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, or in connection with an acquisition or otherwise, would also dilute the percentage ownership held by our stockholders. The market price of our common stock could decline as a result of sales or issuances of a large number of shares of our common stock or similar securities in the market or the perception that such sales or issuances could occur.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have a cybersecurity program to identify, monitor, and mitigate cybersecurity risks. The security program consists of formal roles and responsibilities for information security and incident response, and is overseen by our IT Steering Committee, which consists of key executives and employees, with guidance from our third-party cybersecurity vendor. Our enterprise risk management program considers cybersecurity risks alongside other company risks, and we consult with subject matter experts to gather information necessary to identify cybersecurity risks, evaluate their nature and severity, as well as identify mitigations and assess the impact of those mitigations on residual risk. In addition to continuous cyber monitoring, the IT Steering Committee participates in quarterly updates with cybersecurity experts which include reports from these experts on identification of new cyber risks and threats, reported vulnerabilities, trend analysis on attack vectors, and monitoring of risk mitigation activities.

Management provides cybersecurity program briefings to the Audit Committee on at least an annual basis, and more frequently if circumstances warrant. These briefings include assessments of cyber risks, the threat landscape, updates on any incidents, and reports on NOG’s investments in cybersecurity risk mitigation and governance.

We have a formal IT Security Policy to provide appropriate governance over information security including control requirements for change management and patching, multifactor authentication, data backup, security monitoring, mobile device management and asset management. Management performs annual testing of security controls and results are reported to the Audit Committee. In addition, management has a formal incident response plan and has contracted with a cybersecurity operations vendor to provide 24x7 monitoring/management of our infrastructure and systems. The incident response plan addresses the lifecycle of incidents including identification, response and recovery, and the plan is tested at least annually. In addition, we carry insurance that provides protection against the potential losses arising from a cybersecurity incident.

Management maintains an inventory of third parties and completes an annual third-party cyber risk assessment. In addition, employees participate in mandatory annual cyber training and management conducts routine social engineering tests to monitor employees’ awareness of cyber risks and to train employees on how to identify potential cybersecurity risks.

In the last fiscal two years, we have not experienced any material cybersecurity breach incidents. For additional information about our cybersecurity risks, please see “Item 1A. Risk Factors – We depend on computer and telecommunications systems, and failures in our systems or cybersecurity attacks could significantly disrupt our business operations.”

Item 2. Properties

Estimated Net Proved Reserves

The table below summarizes our estimated net proved reserves at December 31, 2023 based on reports prepared by the Company for the year ended December 31, 2023 and audited by Cawley, our third-party independent reserve engineers.  In preparing its reports, the Company evaluated properties representing all of our proved reserves at December 31, 2023 in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities.  Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives.

	December 31, 2023		December 31, 2022
	Proved Reserves (MBoe)(1)	% of Total	Proved Reserves (MBoe)(2)	% of Total
SEC Proved Reserves:
Developed	234,861	69%	214,602	65%
Undeveloped	104,833	31%	116,207	35%
Total Proved Properties	339,694	100%	330,809	100%
___________________

(1)The table above values oil and natural gas reserve quantities as of December 31, 2023, assuming constant realized prices of $75.51 per barrel of oil and $3.10 per Mcf of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, after adjustment to reflect applicable transportation and quality differentials.

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

Estimated net proved reserves at December 31, 2023 were 339,694 MBoe, a 3% increase from estimated net proved reserves of 330,809 MBoe at December 31, 2022.  The increase was primarily due to the impact of our 2023 acquisitions, as well as higher activity levels in 2023 as compared to 2022. Increased development activity in 2023 led to an increase in our capital spending as well as an increase in the number of undeveloped drilling locations reflected in our 2023 proved reserve estimates. As a result of the higher activity levels and our 2023 acquisitions, the number of proved undeveloped wells included in the reserves was increased from 138.2 net wells in 2022 to 146.0 net wells in 2023.

The following table sets forth summary information by reserve category with respect to estimated proved reserves at December 31, 2023:

	SEC Pricing Proved Reserves(1)
	Reserve Volumes				PV-10(3)
Reserve Category	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)(2)	%	Amount (In thousands)	%
PDP Properties	118,634	662,079	228,981	67%	$3,899,733	78%
PDNP Properties	3,230	15,899	5,880	2%	113,577	2%
PUD Properties	48,477	338,138	104,833	31%	990,772	20%
Total	170,341	1,016,116	339,694	100%	$5,004,082	100%
_____  ___________

(1)The SEC Pricing Proved Reserves table above values oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2023, based on average prices of $78.22 per barrel of oil and $2.64 per MMbtu of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per MMbtu of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period.  The average resulting price used as of December 31, 2023, after adjustment to reflect applicable transportation and quality differentials, was $75.51 per barrel of oil and $3.10 per Mcf of natural gas.
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

The following table reconciles the pre-tax PV10% value of our SEC Pricing Proved Reserves as of December 31, 2023 to the Standardized Measure of discounted future net cash flows.

SEC Pricing Proved Reserves (In thousands)
Standardized Measure Reconciliation
Pre-Tax Present Value of Estimated Future Net Revenues (Pre-Tax PV10%)	$5,004,082
Future Income Taxes, Discounted at 10%(1)	(847,845)
Standardized Measure of Discounted Future Net Cash Flows	$4,156,237
____________

(1)The expected tax benefits to be realized from utilization of the net operating loss and tax credit carryforwards are used in the computation of future income tax cash flows. As a result of available net operating loss carryforwards and the remaining tax basis of our assets at December 31, 2023, our future income taxes were significantly reduced.

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

Proved Undeveloped Reserves

At December 31, 2023, we had approximately 104.8 MMBoe of proved undeveloped reserves as compared to 116.2 MMBoe at December 31, 2022.  A reconciliation of the change in proved undeveloped reserves during 2023 is as follows:

MMBoe
Estimated Proved Undeveloped Reserves at 12/31/2022	116.2
Converted to Proved Developed Through Drilling	(27.9)
Added from Extensions and Discoveries	24.6
Purchases of Minerals in Place	23.4
Removed for 5-Year Rule	(24.9)
Revisions	(6.6)
Estimated Proved Undeveloped Reserves at 12/31/2023	104.8

Our future development drilling program includes the drilling of approximately 146.0 proved undeveloped net wells before the end of 2028 at an estimated cost of $1.2 billion.  Our development plan for drilling proved undeveloped wells calls for the drilling of 90.9 net wells during 2024 (includes 55.8 net wells spud at December 31, 2023, but classified as proved undeveloped due to Cawley’s internal guidelines which require greater than 50% of total costs to be incurred to be classified as developed), 19.4 net wells during 2025, 18.7 net wells during 2026, 11.6 net wells during 2027, and 5.4 net wells during 2028 for a total of 146.0 net wells. Our proved undeveloped locations were increased from 138.2 net wells at December 31, 2022 to 146.0 net wells at December 31, 2023 due to our 2023 acquisitions and increased development activity. We expect that our proved undeveloped reserves will continue to be converted to proved developed producing reserves as additional wells are drilled under our acreage.  All locations comprising our remaining proved undeveloped reserves are forecast to be drilled within five years from initially being recorded in accordance with our development plan.

At December 31, 2023, the PV-10 value of our proved undeveloped reserves amounted to 20% of the PV-10 value of our total proved reserves.  Although our 2023 producing property additions exceeded our 5-year average development plan, there are numerous uncertainties.  The development of these reserves is dependent upon a number of factors which include, but are not limited to:  financial targets such as drilling within cash flow or reducing debt, drilling of obligatory wells, satisfactory rates of return on proposed drilling projects, and the levels of drilling activities by operators in areas where we hold leasehold interests.  During 2023, we increased our capital spending by 31% compared to 2022. With 78% of the PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to execute our development plan.

At December 31, 2023, we had spent a total of $327.8 million related to the development of proved undeveloped reserves, which resulted in the conversion of 27.9 MMBoe of proved undeveloped reserves as of December 31, 2022 to proved developed reserves as of December 31, 2023.  Proved developed property additions in 2023 also included 12.4 MMBoe from the conversion of previously undeveloped locations that were not booked in our December 31, 2022 proved undeveloped reserves (the related development costs incurred at December 31, 2023 were $242.8 million). Additionally, our proved undeveloped reserves at December 31, 2023 included 58.6 MMBoe for net wells that had commenced drilling activities but remained classified as undeveloped reserves due to Cawley’s internal guidelines which require greater than 50% of the total costs to have been incurred in order to be classified as proved developed (the related development costs incurred at December 31, 2023 were $175.7 million).

In 2023, we also added 24.6 MMBoe of proved undeveloped reserves as a result of our development activity. We added an additional 23.4 MMBoe from our acquisitions. The SEC-prescribed commodity prices (after adjustment for transportation, quality and basis differentials) were $16.44 lower per barrel of oil and $4.33 lower per Mcf of natural gas at year-end 2023 as compared to year-end 2022. Additionally, we had negative revisions of 6.6 MMBoe primarily due to the aforementioned lower pricing. We also removed 24.9 MMBoe of proved undeveloped reserves due to the SEC-prescribed 5-year rule.

Proved Reserves Sensitivity by Price Scenario

The SEC disclosure rules allow for optional reserves sensitivity analysis, such as the sensitivity that oil and natural gas reserves have to price fluctuations.  We have chosen to compare our proved reserves calculated using SEC Pricing (the “2023 SEC Case”) to one alternate pricing case, which uses a flat pricing deck of $70.00 per Bbl for oil and $3.00 per MMbtu for natural gas (the “$70 Flat Case”).  The sensitivity scenario was not audited by a third-party. In this sensitivity scenario, all operating cost assumptions and other factors, other than the commodity price assumptions, have been held constant with the 2023 SEC Case. However, the change in pricing in the sensitivity scenario did result in fewer future drilling locations that were economic at the $70 Flat Case compared to the 2023 SEC Case. As a result, the $70 Flat Case included 7.9 fewer proved undeveloped net wells compared to the 146.0 proved undeveloped net wells included in the 2023 SEC Case. This sensitivity is only meant to demonstrate the impact that changing commodity prices may have on estimated proved reserves and PV-10 and there is no assurance this outcome will be realized. The table below shows our proved reserves utilizing the 2023 SEC Case compared with the $70 Flat Case.

	Price Cases
	2023 SEC Case(1)	$70 Flat Case(2)
Net Proved Reserves (December 31, 2023)
Oil (MBbl)
Developed	121,865	118,877
Undeveloped	48,477	45,874
Total	170,342	164,751
Natural Gas (MMcf)
Developed	677,978	686,780
Undeveloped	338,138	333,651
Total	1,016,116	1,020,431
Total Proved Reserves (MBOE)	339,694	334,823

Pre-tax PV10% (in thousands)(3)	$5,004,082	$4,438,111

_________________

(1)Represents reserves based on pricing prescribed by the SEC.  The unescalated twelve month arithmetic average of the first day of the month posted prices were adjusted for transportation and quality differentials to arrive at prices of $75.51 per Bbl for oil and $3.10 per Mcf for natural gas.  Production costs were held constant for the life of the wells.

(2)Prices based on $70.00 per Bbl for oil and $3.00 per MMbtu for natural gas, which were then adjusted for transportation and quality differentials to arrive at prices of $67.38 per Bbl for oil and $3.42 per Mcf for natural gas.
(3)Pre-tax PV10%, or PV-10, may be considered a non-GAAP financial measure. See “Reconciliation of PV-10 to Standardized Measure” above for a reconciliation of the PV-10 of our 2023 SEC Case proved reserves to the Standardized Measure. GAAP does not prescribe a corresponding measure for PV-10 of proved reserves based on other than SEC prices. As a result, it is not practicable for us to reconcile the PV-10 of our proved reserves based on alternate pricing scenarios.

Independent Petroleum Engineers

We have utilized Cawley, an independent reserve engineering firm, as our third-party engineering firm.  The selection of Cawley was approved by our Audit Committee.  Cawley is a reservoir-evaluation consulting firm who evaluates oil and natural gas properties and independently certifies petroleum reserves quantities for various clients throughout the United States.  Cawley has substantial experience auditing and calculating the reserves of various other companies and, as such, we believe Cawley has sufficient experience to appropriately audit our reserves.  Cawley utilizes proprietary technology, systems and data to audit our reserves commensurate with this experience.  Cawley is a Texas Registered Engineering Firm (F-693).  Our primary contact at Cawley is Todd Brooker, President. Mr. Brooker is a State of Texas Licensed Professional Engineer (License #83462). He is also a member of the Society of Petroleum Engineers.

In accordance with applicable requirements of the SEC, estimates of our net proved reserves and future net revenues are made using average prices at the beginning of each month in the 12-month period prior to the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation).

The reserves set forth in the Company report audited by Cawley for the properties are estimated by performance methods or analogy.  In general, reserves attributable to producing wells and/or reservoirs are estimated by performance methods such as decline curve analysis which utilizes extrapolations of historical production data.  Reserves attributable to non-producing and undeveloped reserves included in our report are estimated by analogy.  The estimates of the reserves, future production, and income attributable to properties are prepared using the economic software package Aries for Windows, a copyrighted program of Halliburton.

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

The reserve data set forth in the Company report represents only estimates, and should not be construed as being exact quantities.  They may or may not be actually recovered, and if recovered, the actual revenues and costs could be more or less than the estimated amounts.  Moreover, estimates of reserves may increase or decrease as a result of future operations.

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

Internal Controls Over Reserves Estimation Process

We employ an internal reserve engineering department which is led by our Chief Technical Officer, who is responsible for overseeing the preparation of our reserves estimates. Our executive internal reserve engineer has a B.S. in petroleum engineering from Montana Tech, has over eighteen years of oil and gas experience on the reservoir side, and has experience working for large independents on projects and acquisitions. In addition, we utilize a third-party reservoir engineering firm as our independent reserves auditor for 100% of our reserves base.

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

	Year Ended December 31,
	2023	2022	2021
Net Production:
Oil (Bbl)	22,012,986	16,090,072	12,288,358
Natural Gas and NGLs (Mcf)	84,341,858	68,829,142	44,073,941
Total (Boe)	36,069,962	27,561,596	19,634,015

Oil (Bbl) per day	60,310	44,082	33,667
Mcf per day	231,074	188,573	120,751
Total (Boe) per day	98,822	75,511	53,792

Average Sales Prices:
Oil (per Bbl)	$74.78	$91.65	$62.94
Effect of Loss on Settled Oil Derivatives on Average Price (per Bbl)	(0.90)	(21.48)	(10.19)
Oil Net of Settled Oil Derivatives (per Bbl)	73.88	70.17	52.75

Natural Gas and NGLs (per Mcf)	2.98	7.43	4.57
Effect of Gain (Loss) on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.92	(1.60)	(0.92)
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	3.90	5.83	3.65

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	52.61	72.05	49.66
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	1.61	(16.52)	(6.37)
Realized Price on a Boe Basis Including Settled Commodity Derivatives	54.22	55.53	43.29

Average Costs:
Production Expenses (per Boe)	$9.62	$9.46	$8.70

The following table sets forth our production results for the years ended December 31, 2023, 2022 and 2021 in total and for each of our basins of operations.

	Year Ended December 31,
	2023	2022	2021
Net Production:
Oil (Bbl)
Williston Basin	12,746,957	11,651,938	11,683,218
Permian Basin	9,266,029	4,438,134	605,140
Appalachian Basin	—	—	—
Total	22,012,986	16,090,072	12,288,358
Natural Gas and NGLs (Mcf)
Williston Basin	31,102,642	27,027,761	23,186,806
Permian Basin	28,594,041	14,255,738	1,111,673
Appalachian Basin	24,645,175	27,545,643	19,775,462
Total	84,341,858	68,829,142	44,073,941
Crude Oil Equivalents (Boe)
Williston Basin	17,930,730	16,156,565	15,547,686
Permian Basin	14,031,702	6,814,090	790,419
Appalachian Basin	4,107,529	4,590,941	3,295,910
Total	36,069,961	27,561,596	19,634,015

Drilling and Development Activity

The following table sets forth the number of gross and net productive and non-productive wells drilled in the years ended December 31, 2023, 2022 and 2021.  The number of wells drilled refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated.

	December 31,
	2023		2022		2021
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)
Exploratory Wells:
Oil	—	—	—	—	—	—
Natural Gas	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—

Development Wells:
Oil	803	76.1	550	55.9	354	33.6
Natural Gas	16	0.5	7	0.9	8	2.2
Non-Productive	—	—	—	—	—	—

Total Productive Exploratory and Development Wells	819	76.6	557	56.8	362	35.8
______________
(1)Net Well totals in 2023, 2022 and 2021 do not include an additional 80.4, 66.4 and 169.4 net wells, respectively, from acquisitions which were already producing when acquired.

The following table summarizes our cumulative gross and net productive oil and natural gas wells by geographic area within the United States at each of December 31, 2023, 2022 and 2021. Wells are classified as oil or natural gas wells according to the predominant production stream. All of our wells in the Williston and Permian Basins are classified as oil wells, although they also produce natural gas and condensate. All of our wells in the Appalachian Basin are classified as natural gas wells.

	December 31,
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Williston Basin	7,981	643.7	7,487	608.0	6,996	571.7
Permian Basin	1,387	207.6	818	92.8	83	11.6
Appalachian Basin	397	100.3	367	98.5	357	97.5
Total	9,765	951.6	8,672	799.3	7,436	680.8

As of December 31, 2023, we had an additional 512 gross (66.5 net) wells in process, meaning wells that have been spud and are in the process of drilling, completing or waiting on completion.

Leasehold Properties

          As of December 31, 2023, our principal assets included approximately 272,251 net acres located in the United States. The following table summarizes our estimated gross and net developed and undeveloped acreage by geographic area at December 31, 2023.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Williston Basin	889,133	166,567	72,862	14,074	961,995	180,641
Permian Basin	169,788	30,513	25,599	6,063	195,387	36,576
Appalachian Basin	195,910	46,473	45,986	8,561	241,896	55,034
Total:	1,254,831	243,553	144,447	28,698	1,399,278	272,251

As of December 31, 2023, approximately 89% of our total acreage was developed. All of our proved reserves are located in the United States.

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

Acreage Expirations

As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases.  All of our leases for undeveloped acreage summarized in the table below will expire at the end of their respective primary terms, unless we renew the existing leases, establish commercial production from the acreage or some other “savings clause” is exercised.  In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced.  While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no guarantee we can do so.  The approximate expiration of our net acres which are subject to expire between 2024 and 2028 and thereafter, are set forth below:

	Acreage Subject to Expiration
Year Ended	Gross	Net
December 31, 2024	42,286	8,442
December 31, 2025	23,876	5,896
December 31, 2026	9,178	1,595
December 31, 2027	20,784	1,746
December 31, 2028 and thereafter	19,162	7,571
Total	115,286	25,250

During 2023, we had leases expire covering approximately 5,173 net acres.  The 2023 lease expirations carried a cost of $5.2 million.  We believe that the expired acreage was not material to our capital deployed. As of December 31, 2023, we estimate that less than 1% of our proved undeveloped reserves were attributable to locations scheduled to be drilled after lease expiration.

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

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses during 2023, 2022 and 2021.

	Year Ended December 31,
(In thousands, except per Boe data)	2023	2022	2021
Depletion of Oil and Natural Gas Properties	$482,306	$248,252	$138,759
Depletion Expense (per Boe)	13.37	9.01	7.07

Research and Development

We do not anticipate performing any significant research and development under our plan of operation.

Delivery Commitments

For our properties in the Appalachian Basin, we have contractually agreed to deliver firm quantities of natural gas to certain third parties, which we seek to fulfill with production from existing reserves. In the event we are not able to meet these firm commitments, we are subject to deficiency payments. As a non-operator, we have limited control over the drilling of new wells and primarily rely on our third-party operating partners in this regard. The following table summarizes our total net commitments as of December 31, 2023.

(in Bcf)	Commitment Volumes
2024	18.4
2025	3.2
Total	21.6

Item 3. Legal Proceedings

Our company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “NOG.”  The closing price for our common stock on February 21, 2024 was $34.89 per share.

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

Because we believe the new index is a more appropriate index for comparison, in 2023 we chose to compare our cumulative total stockholder return against the SPDR S&P Oil & Gas Exploration & Production ETF (the “XOP”), instead of the NYSE Arca Oil Index (the “Arca Index”). If a company selects a different index for comparison from that used in the immediately preceding fiscal year, the company’s stock performance must be compared with both the newly-selected index and the index used in the immediately preceding year.

The following graph compares the 60-month cumulative total stockholder return on our common stock since December 31, 2018, and the cumulative total returns of the Standard & Poor’s 500 Index, the XOP and the Arca Index for the same period. This graph tracks the performance of a $100 investment in our common stock and in each index (including reinvestment of all dividends) from December 31, 2018 to December 31, 2023.

The following table sets forth the total returns utilized to generate the foregoing graph.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Northern Oil & Gas, Inc.	100.00	103.54	38.76	91.75	141.67	177.68
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
SPDR S&P Oil & Gas Exploration & Production ETF	100.00	90.56	57.59	96.03	139.60	144.57
NYSE Arca Oil Index	100.00	119.15	82.22	106.64	150.11	164.57

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Holders

As of February 21, 2024, we had 100,873,127 shares of our common stock outstanding, held by approximately 183 stockholders of record.  The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Recent Sales of Unregistered Securities

None, except to the extent previously included by the Company in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Dividend Policy

On May 6, 2021, our board of directors declared our first cash dividend on our common stock in the amount of $0.03 per share. The dividend was paid on July 30, 2021 to stockholders of record as of the close of business on June 30, 2021. Subsequently, our board of directors declared and paid incrementally higher quarterly cash dividends through the $0.40 per share cash dividend declared on October 30, 2023 and paid on January 31, 2024 to stockholders of record as of the close of business on December 28, 2023. Most recently, on February 5, 2024, our board of directors declared a cash dividend on our common stock in the amount of $0.40 per share, payable on April 30, 2024 to stockholders of record as of the close of business on March 28, 2024. In connection with the announcement of the latest dividend declaration, we affirmed our intention to set our dividend policy once per year, and currently anticipate maintaining a $0.40 per share quarterly dividend throughout 2024.

The decision to pay any future dividends is solely within the discretion of, and subject to approval by, our board of directors. Our board of directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors that our board of directors deems relevant at the time of such determination. Additionally, covenants contained in our Revolving Credit Facility and Senior Notes Indentures restrict the payment of cash dividends on our common stock (see Note 4 to our financial statements).

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1, 2023 to October 31, 2023	—	$—	—	$ 87.5 million
November 1, 2023 to November 30, 2023	—	—	—	87.5 million
December 1, 2023 to December 31, 2023	—	—	—	87.5 million
Total	—	$—	—	$ 87.5 million
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

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and accompanying notes to financial statements appearing elsewhere in this report. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 for discussion and analysis of results of operations for the year ended December 31, 2021.

Executive Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in the premier basins within the United States. Using this strategy, we had participated in 9,765 gross (951.6 net) producing wells as of December 31, 2023. As of December 31, 2023, we had leased approximately 272,251 net acres, of which approximately 89% were developed and all were located in the United States.

Our average daily production for full year 2023 was 98,822 Boe per day, and in the fourth quarter of 2023 was 114,363 Boe per day (approximately 60% oil). This represented significant growth from 2022, which was driven in large part by our substantial acquisition activity in 2022 and 2023, as described in Note 3 to our financial statements.

During 2023, we added 76.6 new net wells to production, plus an additional 80.4 net wells added from acquisitions which were already producing when acquired. We ended 2023 with 66.5 net wells in process.

Our financial and operating performance for the year ended December 31, 2023 included the following:

•Total production of 98,822 Boe per day, a 31% increase compared to 2022

•Cash flows from operations of $1.2 billion, a 27% increase compared to 2022

•Proved reserves of 339.7 MMBoe at year-end, a 3% increase compared to year-end 2022

•Grew and diversified the business through over $1.0 billion in substantial bolt-on acquisitions that closed during 2023

•Grew our quarterly common stock dividend by 33%, from $0.30 per share for the fourth quarter of 2022 to $0.40 per share for the fourth quarter of 2023

Source of Our Revenues

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

•Interest expense.  We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings.  As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.  We capitalize a portion of the interest paid on applicable borrowings into our unproved cost pool.  We include interest expense that is not capitalized into the unproved cost pool, the amortization of deferred financing costs and bond premiums (including origination and amendment fees), commitment fees and annual agency fees as interest expense.

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

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price. Thus, our operating results are also affected by changes in the price differentials between the applicable benchmark and the sales prices we receive for our production.  Our oil price differential to the NYMEX benchmark price during 2023 was $2.83 per barrel, as compared to $2.73 per barrel in 2022.  Our net realized gas price during 2023 was $2.98 per Mcf, representing 112% realization relative to average Henry Hub pricing, compared to a net realized gas price of $7.43 per Mcf during 2022, which represented 113% realization relative to average Henry Hub pricing. Fluctuations in our oil and gas price realizations are due to several factors such as pricing by basin, gathering and transportation costs, transportation method, takeaway capacity relative to production levels, regional storage capacity, seasonal refinery maintenance temporarily depressing demand, and in the case of gas realizations, the price of NGLs.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher oil prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower oil prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant. Since 2021, we have observed inflationary pressures on drilling and other operating costs due to various factors, such as higher commodity prices, labor shortages, supply chain disruptions and other factors. During 2023, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $9.5 million, compared to $8.0 million for the wells we elected to participate in during 2022.

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

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows.  The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2023 and 2022.

	December 31,
	2023	2022
Average NYMEX Prices(1)
Oil (per Bbl)	$77.61	$94.38
Natural Gas (per Mcf)	2.66	6.56
________________________

(1)Based on average NYMEX closing prices.

For 2023, the average NYMEX pricing was $77.61 per barrel of oil, or 18% lower than in 2022. Our average realized oil price before reflecting settled oil derivatives was $74.78 per barrel of oil in 2023. Our average realized oil price after reflecting settled oil derivatives was $73.88 per barrel of oil in 2023, or 5% higher than in 2022, due to a significantly smaller loss on settled oil derivatives in 2023 compared to 2022, partially offset by the lower average NYMEX price and a higher oil price differential.

For 2023, the average NYMEX pricing for natural gas was $2.66 per Mcf, or 59% lower than in 2022. Our average realized natural gas price before reflecting settled natural gas derivatives was $2.98 per Mcf in 2023. Our average realized natural gas price after reflecting settled natural gas derivatives was $3.90 per Mcf in 2023, or 33% lower than in 2022, due to the lower average NYMEX price, partially offset by a gain on settled natural gas derivatives in 2023 compared to a loss in 2022.

We have entered into derivatives contracts to hedge commodity price risk on a portion of our future expected oil and natural gas production. For a summary as of December 31, 2023, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in Item 7A below. See also Note 12 to our financial statements.

Results of Operations for 2023 and 2022

The following table sets forth selected operating data for the periods indicated.  Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Year Ended December 31,
	2023	2022
Net Production:
Oil (Bbl)	22,012,986	16,090,072
Natural Gas and NGLs (Mcf)	84,341,858	68,829,142
Total (Boe)	36,069,962	27,561,596

Net Sales (in thousands):
Oil Sales	$1,646,096	$1,474,610
Natural Gas and NGL Sales	251,683	511,188
Gain (Loss) on Settled Commodity Derivatives	57,919	(455,450)
Gain on Unsettled Commodity Derivatives	201,331	40,187
Other Revenue	9,230	—
Total Revenues	2,166,259	1,570,535

Average Sales Prices:
Oil (per Bbl)	$74.78	$91.65
Effect of Loss on Settled Oil Derivatives on Average Price (per Bbl)	(0.90)	(21.48)
Oil Net of Settled Oil Derivatives (per Bbl)	73.88	70.17

Natural Gas and NGLs (per Mcf)	2.98	7.43
Effect of Gain (Loss) on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.92	(1.60)
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	3.90	5.83

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	52.61	72.05
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	1.61	(16.52)
Realized Price on a Boe Basis Including Settled Commodity Derivatives	54.22	55.53

Operating Expenses (in thousands):
Production Expenses	$347,006	$260,676
Production Taxes	160,118	158,194
General and Administrative Expenses	46,801	47,201
Depletion, Depreciation, Amortization and Accretion	486,024	251,272
Other Expenses	4,448	—

Costs and Expenses (per Boe):
Production Expenses	$9.62	$9.46
Production Taxes	4.44	5.74
General and Administrative Expenses	1.30	1.71
Depletion, Depreciation, Amortization and Accretion	13.47	9.12

Net Producing Wells at Period-End	951.6	799.3

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes.  In 2023, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, decreased 4% from 2022, driven by a 27% decrease in realized prices, excluding the effect of settled commodity derivatives, partially offset by a 31% increase in production volumes. The lower average realized price in 2023 as compared to 2022 was driven by lower average NYMEX oil and natural gas prices and slightly higher average oil price differential in 2023 as compared to 2022.  Oil price differential during 2023 averaged $2.83 per barrel, as compared to $2.73 per barrel in 2022.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Our substantial acquisition activities in 2022 and 2023 (see Note 3 to our financial statements) helped drive the 31% increase in production levels in 2023 as compared to 2022. In addition, the number of net wells we added to production (excluding acquisitions) increased by 35% in 2023 as compared to 2022, due to our growing organic acreage footprint and increased development on our properties.

Our production for the last two years is set forth in the following table:

	Year Ended December 31,
	2023	2022
Production:
Oil (Bbl)	22,012,986	16,090,072
Natural Gas and NGL (Mcf)	84,341,858	68,829,142
Total (Boe)(1)	36,069,962	27,561,596

Average Daily Production:
Oil (Bbl)	60,310	44,082
Natural Gas and NGL (Mcf)	231,074	188,573
Total (Boe)(1)	98,822	75,511
__________________________________
(1)Natural gas and NGLs are converted to Boe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production.  Our gain (loss) on commodity derivatives, net was a gain of $259.3 million in 2023, compared to a loss of $415.3 million in 2022.  Gain (loss) on commodity derivatives, net is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For 2023, we realized a gain on settled commodity derivatives of $57.9 million, compared to a $455.4 million loss in 2022.  The increased gain on settled derivatives was primarily due to a significant decrease in the average NYMEX oil price in 2023 compared to 2022. The average NYMEX oil price for 2023 was $77.61 per barrel, compared to $94.38 per barrel for 2022. During 2023, our derivative settlements included 8.1 million barrels of oil subject to swaps at an average settlement price of $75.19 per barrel, and we had an additional 6.3 million barrels of oil hedged subject to collars. During 2022, our settled commodity derivatives included 10.9 million barrels of oil at an average settlement price of $62.52 per barrel. Our average realized price (including all commodity derivative cash settlements) in 2023 was $54.22 per Boe compared to $55.53 per Boe in 2022. The gain (loss) on settled commodity derivatives increased our average realized price per Boe by $1.61 in 2023 and decreased our average realized price per Boe by $16.52 in 2022. The percentage of oil production hedged under our derivative contracts was 65% and 68% in 2023 and 2022, respectively.

Unsettled commodity derivative gains and losses was a gain of $201.3 million in 2023 compared to a gain of $40.2 million in 2022.  Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives.  Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date.  At December 31, 2023, all of our derivative contracts are recorded at their fair value, which was a net liability of $36.2 million, a change of $200.3 million from the $236.5 million net liability recorded as of December 31, 2022.  The decrease in the net liability at December 31, 2023 as compared to December 31, 2022 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2022.  Our open commodity derivative contracts are summarized in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $347.0 million in 2023 compared to $260.7 million in 2022.  On a per unit basis, production expenses increased 2%, from $9.46 per Boe in 2022 to $9.62 per Boe in 2023, due to higher service and maintenance costs and higher workover expenses, which was partially offset by lower processing costs associated with a change in our production mix. On an absolute dollar basis, the 33% increase in our production expenses in 2023 compared to 2022 was primarily due to a 31% increase in production volumes and a 2% increase in per unit costs.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $160.1 million in 2023 compared to $158.2 million in 2022.  The increase is due to higher production and a higher oil cut percentage, offset by the significantly lower realized prices and the change in our geographical production mix. As a percentage of oil and natural gas sales, our production taxes were 8.4% and 8.0% in 2023 and 2022, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales, as well as the mix of our production by basin. Oil sales are taxed at a higher rate than natural gas sales.

General and Administrative Expenses

General and administrative expenses were $46.8 million for 2023 compared to $47.2 million for 2022. The decrease in 2023 compared to 2022 was primarily due to a $5.3 million decrease in acquisition costs, partially offset by a $2.5 million increase in professional fees and a $1.2 million increase in compensation costs.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $486.0 million in 2023 compared to $251.3 million in 2022.  The aggregate increase in DD&A expense for 2023 compared to 2022 was driven by a 31% increase in production levels and a 48% increase in the depletion rate per Boe. The increase in depletion rate per Boe for 2023 as compared to 2022 was primarily due to a significant increase to our depletable base, due to the closing of several larger acquisitions in 2022 and 2023 (see Note 3 to our financial statements). The following table summarizes DD&A expense per Boe for 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change	% Change
Depletion	$13.37	$9.01	$4.36	48%
Depreciation, Amortization, and Accretion	0.10	0.11	(0.01)	(9)%
Total DD&A expense	$13.47	$9.12	$4.35	48%

Interest Expense

Interest expense, net of capitalized interest, was $135.7 million in 2023 compared to $80.3 million in 2022.  The increase in interest expense for 2023 as compared to 2022 was primarily due to higher levels of debt and higher weighted-average interest rates on debt outstanding during 2023 compared to 2022.

Contingent Consideration Gain (Loss)

    We have incurred contingent consideration liabilities in connection with certain acquisitions of oil and gas properties. During the years ended December 31, 2023 and 2022, we recorded a contingent consideration gain of $10.1 million compared to a gain of $1.9 million, respectively, due to the change in the fair value of these liabilities. As of December 31, 2023, there were no remaining outstanding contingent consideration liabilities.

Income Tax Expense

During 2023, we recorded income tax expense of $77.8 million related to federal and state income taxes as a result of the release of the majority of our valuation allowance during the period. During 2022, we recorded income tax expense of $3.1 million related to state income taxes as the Company maintained a full valuation allowance for its deferred tax assets. The effective tax rate for 2023 was 7.8% compared to an effective tax rate of 0.4% for 2022. The difference was due primarily to the release of our full valuation allowance and recording of deferred tax liabilities in 2023.

Liquidity and Capital Resources

Overview

Our main sources of liquidity and capital resources as of the date of this report have been internally generated cash flow from operations, proceeds from equity and debt financings, credit facility borrowings and cash settlements of commodity derivative instruments.  Our primary uses of capital have been for the acquisition, development and operation of our oil and natural gas properties, cash settlements of commodity derivative instruments and for stockholder returns. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.

In May 2023, we issued $500.0 million in aggregate principal amount of Senior Notes due 2031, the proceeds of which were used primarily to refinance existing indebtedness, and for general corporate purposes.

In May 2023, we closed an underwritten public offering of 7,647,500 shares of our common stock at a price of $29.40 per share, after deducting underwriting discounts. This offering resulted in net proceeds of approximately $224.7 million, after deducting underwriting discounts and commissions, which were used primarily to finance the cash consideration for the acquisition of Delaware Basin assets from Forge Energy II Delaware, LLC. In October 2023, we closed an underwritten public offering of 7,475,000 shares of our common stock at a price of $38.88 per share, after deducting underwriting discounts. This offering resulted in net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions, which were primarily used for the repayment of existing indebtedness, and for general corporate purposes.

During 2023, we repurchased and retired (i) 287,751 shares of our common stock for total consideration of $8.0 million and (ii) $19.1 million aggregate principal amount of our Senior Notes due 2028 for total consideration of $18.4 million, plus accrued and unpaid interest.

We completed over $1.0 billion in substantial bolt-on acquisitions that closed during 2023 (see Note 3 to our financial statements). We financed these acquisitions with a combination of debt and equity financings, credit facility borrowings, and internally generated cash flow from operations.

As of December 31, 2023, we had outstanding debt consisting of $161.0 million of borrowings under our Revolving Credit Facility, $705.1 million aggregate principal amount of our Senior Notes due 2028, $500.0 million aggregate principal amount of our Convertible Notes, and $500.0 million aggregate principal amount of our Senior Notes due 2031. We had total liquidity of $1,097.2 million as of December 31, 2023, consisting of $1,089.0 million of committed borrowing availability under the Revolving Credit Facility and $8.2 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 87% and 74% of our total oil and gas sales in 2023 and 2022, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the years ended 2023 and 2022, we hedged approximately 65% and 68% of our crude oil production, respectively. For a summary as of December 31, 2023, of our open commodity swap contracts for future periods, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below.

With our cash on hand, cash flow from operations, and borrowing capacity under our Revolving Credit Facility, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months and, based on current expectations, for the foreseeable future. However, we may seek additional access to capital and liquidity.  We cannot assure you, however, that any additional capital will be available to us on favorable terms or at all.

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

Working Capital

Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, collection of receivables, expenditures related to our development and production operations and the impact of our outstanding derivative instruments.  At December 31, 2023, we had a working capital surplus of $123.6 million, compared to a deficit of $24.5 million at December 31, 2022.  Current assets increased by $188.9 million and current liabilities increased by $40.8 million at December 31, 2023 as compared to December 31, 2022.

The $188.9 million increase in current assets in 2023 as compared to 2022 was driven by a $99.2 million increase in accounts receivable, primarily due to higher production levels, and a $40.4 million increase in derivative instruments due to the change in fair value as a result of commodity price changes.

The $40.8 million increase in current liabilities in 2023 as compared to 2022 was driven by a $90.3 million increase in accounts payable and accrued liabilities, primarily as a result of increased development activity, and a $1.9 million increase in accrued interest. These increases were partially offset by a $41.6 million decrease in our derivative instruments as a result of commodity price changes and a $10.1 million decrease in contingent consideration liabilities related to our acquisition activities (see Note 3 to our financial statements).

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

Our cash flows for the years ended December 31, 2023 and 2022 are presented below:

	Year Ended December 31,
(In thousands)	2023	2022
Net Cash Provided by Operating Activities	$1,183,321	$928,418
Net Cash Used for Investing Activities	(1,862,346)	(1,402,777)
Net Cash Provided by Financing Activities	684,692	467,367
Net Change in Cash	$5,667	$(6,992)

Cash Flows from Operating Activities

Net cash provided by operating activities in 2023 was $1,183.3 million, compared to $928.4 million in 2022. This increase was driven by a 31% year-over-year increase in production levels and a 5% increase in our realized oil price after the effect of settled derivatives, which was partially offset by an increase in production expenses. Net cash provided by operating activities is also affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the year ended December 31, 2023 was a deficit of $106.1 million compared to a deficit of $62.4 million in 2022.

Cash Flows from Investing Activities

We had cash flows used in investing activities of $1,862.3 million and $1,402.8 million during the years ended December 31, 2023 and 2022, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  The year-over-year increase in cash used in investing activities in 2023 was mainly attributable to our 2023 acquisitions. In addition, cash flows used in investing activities included a $17.1 million acquisition deposit for an acquisition that was pending at year-end 2023. During 2023 and 2022, we added 76.6 and 56.8 net wells to production, respectively, excluding already producing wells from acquisitions.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred.  As a result, our actual cash spending is not always reflective of current levels of development activity.  For instance, during the year ended December 31, 2023, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g. drilling and completion costs, acquisitions, and other capital expenditures) amounted to $1,925.9 million, while the actual cash spend in this regard amounted to $1,861.1 million.

Development and acquisition activities are discretionary.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the years ended December 31, 2023 and 2022 are summarized in the following table:

	Year Ended December 31,
(In millions)	2023	2022
Drilling and Development Capital Expenditures	$809.8	$392.5
Acquisition of Oil and Natural Gas Properties	1,047.7	958.8
Other Capital Expenditures	3.6	4.0
Total	$1,861.1	$1,355.2

Cash Flows from Financing Activities

Net cash provided by financing activities was $684.7 million and $467.4 million for the years ended December 31, 2023 and 2022, respectively.  The cash provided by financing activities in 2023 was primarily related to the issuance of the Senior Notes due 2031 of $492.8 million and the issuance of common stock of $514.7 million, which was partially offset by $8.0 million in repurchases of common stock, $18.4 million in repurchases of our Senior Notes due 2028, and $158.0 million of net repayments on our Revolving Credit Facility. Additionally, we paid common stock dividends of $123.9 million and spent $11.9 million in fees in connection with debt financing transactions in 2023.

The cash provided by financing activities in 2022 was primarily related to $264.0 million of net advances under our Revolving Credit Facility and issuance of Convertible Notes of $483.0 million, which was partially offset by $81.2 million in repurchases of our 6.500 % Series A Perpetual Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), $54.5 million in repurchases of common stock, $24.9 million in repurchases of our Senior Notes due 2028, and $36.1 million of capped call purchases related to the issuance of our Convertible Notes. Additionally, we paid common and preferred stock dividends of $51.6 million and $21.7 million, respectively, and spent $7.4 million in fees in connection with debt financing transactions in 2022.

Revolving Credit Facility

We have entered into a revolving credit facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto (the “Revolving Credit Facility”). The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of December 31, 2023, the Revolving Credit Facility had a borrowing base of $1.8 billion and an elected commitment amount of $1.25 billion, and we had $161.0 million in borrowings outstanding under the facility, leaving $1,089.0 million in available committed borrowing capacity. See Note 4 to our financial statements for further details regarding the Revolving Credit Facility.

Senior Notes due 2028

As of December 31, 2023, we had outstanding $705.1 million aggregate principal amount of our 8.125% senior notes due 2028. See Note 4 to our financial statements for further details regarding the Senior Notes due 2028.

Convertible Notes due 2029

As of December 31, 2023, we had outstanding $500.0 million aggregate principal amount of our Convertible Notes. See Note 4 to our financial statements for further details regarding the Convertible Notes.

Senior Notes due 2031

As of December 31, 2023, we had outstanding $500.0 million aggregate principal amount of our 8.750% senior notes due 2031. See Note 4 to our financial statements for further details regarding the Senior Notes due 2031.

Series A Preferred Stock

In November 2022, we exercised in full our mandatory conversion rights on the Series A Preferred Stock. All outstanding shares of Series A Preferred Stock automatically converted into shares of common stock on November 15, 2022. As of December 31, 2023, we had no outstanding shares of Series A Preferred Stock. See Note 5 to our financial statements for further details regarding the Series A Preferred Stock and the mandatory conversion.

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

Planned Capital Expenditures. For 2024, we are budgeting approximately $825 to $900 million in total planned capital expenditures, including development expenditures and our smaller day-to-day acquisition activity, which we refer to as our “ground game” acquisition activity. As of December 31, 2023, we had incurred $236 million in capital expenditures that were included in accounts payable and accrued liabilities, and we estimate that we were committed to an additional approximately $393 million in development capital expenditures not yet incurred for wells we had elected to participate in. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our Revolving Credit Facility. The foregoing excludes larger acquisitions, which are typically not included in our annual capital expenditure budget. See also “Capital Requirements” below.

Capital Stock and Debt Security Repurchases. In May 2022, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock. The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions. During the year ended December 31, 2023 the Company repurchased 287,751 shares of its common stock under the stock repurchase program at a total cost of $8.0 million. During the year ended December 31, 2023, the Company also repurchased and retired $19.1 million in aggregate principal amount of the Senior Notes due 2028 in open market transactions for a total of $18.4 million in cash, plus accrued interest. The Company may in the future engage in similar transactions.

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

Capital Requirements

Development and acquisition activities are discretionary, and, for the near term, we expect such activities to be maintained at levels we can fund through cash on hand, internal cash flow and borrowings under our Revolving Credit Facility.  To the extent capital requirements exceed internal cash flow and borrowing capacity under our Revolving Credit Facility, additional financings from the capital markets may be pursued to fund these requirements.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down and also between our projects, depending on commodity prices, cash flow and projected returns.  Also, our obligations may change due to acquisitions, divestitures and continued growth.  Our future success in growing proved reserves and production may be dependent on our ability to access outside sources of capital.  If internally generated cash flow and borrowing capacity under our Revolving Credit Facility are not available or sufficient, we may issue additional equity or debt to fund capital expenditures, make acquisitions, extend maturities or to repay debt.

Satisfaction of Our Cash Obligations for the Next Twelve Months

With our Revolving Credit Facility and our cash flows from operations, we believe we will have sufficient capital to meet our drilling commitments, expected general and administrative expenses and other cash needs for the next twelve months and, based on current expectations, for the foreseeable future. Nonetheless, any strategic acquisition of assets or increase in drilling activity may lead us to seek additional capital.  We may also choose to seek additional capital rather than utilize our Revolving Credit Facility or other debt instruments to fund accelerated or continued drilling at the discretion of management and depending on prevailing market conditions.  We will evaluate any potential opportunities for acquisitions as they arise.  However, there can be no assurance that any additional capital will be available to us on favorable terms or at all.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.  Based on current conditions and expectations, we are not budgeting for any significant change in per well drilling and completion and other associated costs in 2024 compared to 2023.

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

Our third-party independent reserve engineers, Cawley, Gillespie & Associates, Inc., audited 100% of our estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2023. Our estimates of proved reserves quantities were prepared in accordance with the rules promulgated by the SEC. In connection with our external petroleum engineers performing their independent reserve audits, we furnish them with the following information that they review: (1) technical support data, (2) technical analysis of geologic and engineering support information, (3) economic and production data and (4) our well ownership interests.

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

Capitalized amounts except unproved costs are depleted using the units of production method.  The depletion expense per unit of production is the ratio of the sum of our unamortized historical costs and estimated future development costs to our proved reserve volumes.  Estimation of hydrocarbon reserves relies on professional judgment and use of factors that cannot be precisely determined.  Subsequent reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting periods.  For the year ended December 31, 2023, our average depletion expense per unit of production was $13.37 per Boe.

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

At December 31, 2023, we performed an impairment review using prices that reflect an average of 2023’s monthly prices as prescribed pursuant to the SEC’s guidelines.  We did not record any full cost impairment expense for the years ended December 31, 2023 or 2022. If a low price environment reoccurs, we might be required to write down the value of our oil and gas properties.  In addition, capitalized ceiling impairment charges may occur if estimates of proved reserves are substantially reduced or estimates of future development costs increase significantly.  See “Item 2. Properties” for a discussion of our reserve estimation assumptions.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and other factors.  Historically, the markets for oil and natural gas have been volatile, and we believe these markets will likely continue to be volatile in the future.  The prices we receive for our production depend on numerous factors beyond our control.  Our revenue generally would have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices. See “Item 2. Properties - Proved Reserves Sensitivity by Price Scenario” for estimates of how a change in oil and gas prices from the 2023 SEC Case to the $70 Flat Case would reduce our proved reserves volumes and the PV-10 value thereof.

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

The following table summarizes our open crude oil derivative contracts as of December 31, 2023, by fiscal quarter.

Crude Oil Contracts
	Swaps(1)		Collars
Settlement Period	Volume (Bbls)	Weighted Average Price ($/Bbl)	Volume Ceiling (Bbls)	Volume Floor (Bbls)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Floor Price ($/Bbl)

2024:
Q1	2,130,923	$75.30	2,423,147	1,771,928	$84.43	$70.32
Q2	2,047,737	74.55	2,424,137	1,782,017	84.06	69.90
Q3	2,081,096	73.88	1,196,056	1,044,256	80.90	69.49
Q4	1,699,109	72.46	1,045,749	871,800	81.73	69.10
2025:
Q1	567,749	$71.99	413,286	314,849	$79.20	$67.84
Q2	554,133	72.15	273,171	199,233	75.49	67.63
Q3	552,394	71.75	234,994	161,970	75.76	67.88
Q4	548,911	71.75	208,511	135,487	76.87	67.63
2026:
Q1	263,726	$69.05	43,226	39,289	$70.25	$62.50
Q2	266,657	68.98	43,707	39,727	70.25	62.50
Q3	269,587	68.91	44,187	40,163	70.25	62.50
Q4	269,587	68.83	44,187	40,163	70.25	62.50
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

The following table summarizes our open natural gas derivative contracts as of December 31, 2023, by fiscal quarter.

Natural Gas Contracts
	Swaps(1)		Collars
Contract Period	Volume (MMBTU)	Weighted Average Price ($/MMBTU)	Volume Ceiling (MMBTU)	Volume Floor (MMBTU)	Weighted Average Ceiling Price ($/MMBTU)	Weighted Average Floor Price ($/MMBTU)

2024:
Q1	10,816,616	$3.57	4,725,000	4,725,000	$5.21	$3.29
Q2	10,870,805	3.45	5,062,500	5,062,500	4.50	3.05
Q3	10,860,457	3.49	5,520,000	5,520,000	4.74	3.06
Q4	7,722,909	3.49	6,336,586	6,336,586	5.15	3.10
2025:
Q1	1,485,000	$3.61	7,416,417	7,416,417	$5.54	$3.16
Q2	915,000	3.60	6,931,297	6,931,297	5.22	3.16
Q3	920,000	3.60	6,567,569	6,567,569	5.28	3.16
Q4	765,000	3.52	5,778,723	5,778,723	5.44	3.15
2026:
Q1	450,000	$3.20	4,048,249	4,048,249	$5.66	$3.13
Q2	455,000	3.20	4,184,706	4,184,706	5.66	3.13
Q3	460,000	3.20	4,184,706	4,184,706	5.66	3.13
Q4	460,000	3.20	2,774,642	2,774,642	5.66	3.13
_____________

(1)This table does not include volumes subject to swaptions and call options, which are natural gas derivative contracts we have entered into which may increase our swapped volumes at the option of our counterparties. This table also does not include basis swaps. See Note 12 to our financial statements for further details regarding our commodity derivatives, including the call options and basis swaps that are not included in the foregoing table.

Interest Rate Risk

Our long-term debt as of December 31, 2023 was comprised of borrowings that contain fixed and floating interest rates. Our Senior Notes and Convertible Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement (see Note 4 to our financial statements).

From time to time, the Company may use interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of December 31, 2023, we had no interest rate swaps.

Changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at December 31, 2023 would cost us approximately $1.6 million in additional annual interest expense.

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

As of December 31, 2023, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our Company’s internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Northern Oil & Gas, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Northern Oil & Gas, Inc. (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 23, 2024

Item 9B. Other Information

(a)    None.

(b)    During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

During the quarter ended December 31, 2023, the Company did not adopt or terminate a “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Certain information required by this Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2024, which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2023.  Except for those portions specifically incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance

The information appearing under the headings “Proposal 1: Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer and persons performing similar functions.  A copy is available on our website at www.noginc.com.  We intend to post on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics pursuant to the rules of the SEC and New York Stock Exchange.

Information About Our Executive Officers

Our executive officers, their ages and offices held are as follows:

Name	Age	Positions
Nicholas O’Grady	45	Chief Executive Officer
Chad Allen	42	Chief Financial Officer
Adam Dirlam	40	President
Erik Romslo	46	Chief Legal Officer & Secretary
James Evans	40	Chief Technical Officer

Nicholas O’Grady has served as our Chief Executive Officer since January 2020. Prior to that, he served as our Chief Financial Officer from June 2018 to September 2019, and as our Chief Financial Officer & President from September 2019 to December 2019. Mr. O’Grady has nearly two decades of finance experience, both as an investment banker and as a principal investor. Mr. O’Grady began his career in the Natural Resources investment banking group at Bank of America. Later moving to the hedge fund industry, he worked at firms such as Highbridge Capital Management. Prior to joining our company, he worked as a senior credit analyst and portfolio manager at Hudson Bay Capital Management from September 2014 to May 2018, where he focused on energy-related equities, public credit, private and direct investments. Previously, he worked as a portfolio manager at Bluecrest Capital Management from November 2013 to June 2014, and at Sigma Capital Management from April 2012 to October 2013. Mr. O’Grady holds a bachelor’s degree in both history and economics from Bowdoin College.

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

James Evans has served as our Chief Technical Officer since April 2023. Prior to that, he served as our Executive Vice President and Chief Engineer since February 2021, our Senior Vice President of Engineering since January 2020 and as Vice President of Engineering since June 2018, prior to which he had served as the company’s Reservoir Engineering Manager since 2015. Mr. Evans began his career as a Reservoir Engineer with Cabot Oil & Gas, and also worked for Cornerstone Natural Resources and Fidelity Exploration before joining our company. Mr. Evans holds a bachelor’s degree in Petroleum Engineering from Montana Tech.

Item 11.  Executive Compensation

The information appearing under the headings “Executive Compensation” and “Compensation Committee Report,” and the information regarding compensation committee interlocks and insider participation under the heading “Corporate Governance,” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Amended and Restated 2018 Equity Incentive Plan	138,629	(1)	—	2,866,087
Equity compensation plans not approved by security holders	—		—	—
Total	138,629		$—	2,866,087
_____________

(1)Represents shares issuable pursuant to performance-based restricted stock units (“RSUs”) granted under the Company’s Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), assuming maximum performance under the terms of the RSUs. This figure does not include the shares potentially issuable in settlement of appreciation rights (“SARs”) issued pursuant to the 2018 Plan, as the awards are not denominated in securities and the number of securities that may be issued in settlement of the SARs is not known. See Note 6 to our financial statements for additional information on these awards.

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

(b)            Exhibits:

Exhibit No.	Description	Reference
2.1	Purchase and Sale Agreement between Northern Oil and Gas, Inc., Veritas TM Resources, LLC, Veritas Permian Resources, LLC, Veritas Lone Star Resources, LLC, and Veritas MOC Resources, LLC, dated November 16, 2021	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2021
2.2	Purchase and Sale Agreement between Northern Oil and Gas, Inc., Midland-Petro D.C. Partners, LLC, and Collegiate Midstream LLC, dated as of October 18, 2022	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2022
2.3	First Amendment to Purchase and Sale Agreement between Northern Oil and Gas, Inc., Midland-Petro D.C. Partners, LLC, and Collegiate Midstream LLC, dated as of December 13, 2022	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 9, 2023
2.4	Second Amendment to Purchase and Sale Agreement between Northern Oil and Gas, Inc., Midland-Petro D.C. Partners, LLC, and Collegiate Midstream LLC, dated as of January 5, 2023	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 9, 2023
2.5	Acquisition and Cooperation Agreement, dated as of June 14, 2023, by and between Earthstone Energy Holdings, LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2023
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc. dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc. dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2023
4.1	Description of Northern Oil and Gas, Inc. Capital Stock	Filed herewith
4.2	Indenture, dated February 18, 2021, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.125% Senior Note due 2028)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
4.3	First Supplemental Indenture, dated November 15, 2021, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2021
4.4	Indenture, dated October 14, 2022, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 3.625% Convertible Senior Note due 2029)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2022
4.5	Indenture, dated May 15, 2023, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.750% Senior Note due 2031)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2023

4.6	Amended and Restated Warrant to Purchase Common Shares, dated December 2, 2023, by and between Northern Oil and Gas, Inc. and Riverview Group, LLC	Filed herewith
10.1	Letter Agreement, dated July 21, 2017, by and between Northern Oil and Gas, Inc. and Bahram Akradi	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017
10.2	Registration Rights Agreement, dated as of May 15, 2018, among Northern Oil and Gas, Inc. and the holders party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.3	Registration Rights Agreement, dated September 17, 2018, between Pivotal Williston Basin, LP, Pivotal Williston Basin II, LP, and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
10.4	Registration Rights Agreement, dated October 1, 2018, by and between WR Operating LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2018
10.5*	Amended and Restated Employment Agreement, dated December 29, 2023, between Northern Oil and Gas, Inc. and Nicholas O’Grady	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024
10.6*	Second Amended and Restated Employment Agreement, dated December 29, 2023, between Northern Oil and Gas, Inc. and Adam Dirlam	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024
10.7*	Second Amended and Restated Employment Agreement, dated December 29, 2023, between Northern Oil and Gas, Inc. and Erik Romslo	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024
10.8*	Second Amended and Restated Employment Agreement, dated December 29, 2023, between Northern Oil and Gas, Inc. and Chad Allen	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024
10.9*	Second Amended and Restated Employment Agreement, dated December 29, 2023, between Northern Oil and Gas, Inc. and James Evans	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024
10.10*	Separation and Release Agreement, dated as of July 13, 2022, by and between Northern Oil and Gas, Inc. and Mike Kelly	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2022
10.11*	Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023
10.12*	Form of Restricted Stock Award Agreement (Time-Based Single Trigger) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.13*	Form of Restricted Stock Award Agreement (Time-Based Double Trigger) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.14*	Form of Restricted Stock Award Agreement (Performance-Based Employees) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.15*	Form of Restricted Stock Award Agreement (Performance-Based Directors) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.16*	Form of 2022 Performance Equity Award Agreement under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2023
10.17*	Form of Performance-Based Restricted Stock Unit Award Agreement (Relative TSR) under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Filed herewith
10.18*	Form of Performance-Based Restricted Stock Unit Award Agreement (Compound Annualized TSR) under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Filed herewith

10.19*	Form of Performance-Based Share Appreciation Award Agreement under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Filed herewith
10.20*	Form of Time-Based Restricted Stock Award Agreement under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Filed herewith
10.21	Registration Rights Agreement, dated April 1, 2021, by and between Northern Oil and Gas, Inc. and Reliance Marcellus, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2021
10.22	Third Amended and Restated Credit Agreement, dated as of June 7, 2022, among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2022
10.23	First Amendment to the Third Amended and Restated Credit Agreement among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, dated November 10, 2022	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2022
10.24	Second Amendment to the Third Amended and Restated Credit Agreement among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, dated August 2, 2023	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023
10.25	Form of Capped Call Confirmation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2022
10.26	Registration Rights Agreement, dated January 27, 2022, by and between Northern Oil and Gas, Inc. and Veritas Permian II, LLC and Veritas MOC Holdings, LLC	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2022
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith
23.2	Consent of Cawley, Gillespie & Associates, Inc.	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97	Northern Oil and Gas, Inc. Clawback Policy	Filed herewith
99.1	Report of Cawley, Gillespie & Associates	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL	Filed herewith
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORTHERN OIL AND GAS, INC.

Date:	February 23, 2024	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer; Principal Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Nicholas O’Grady	Chief Executive Officer, Principal Executive Officer	February 23, 2024
Nicholas O’Grady

/s/ Chad Allen	Chief Financial Officer, Principal Financial & Accounting Officer	February 23, 2024
Chad Allen

*	Director	February 23, 2024
Bahram Akradi

*	Director	February 23, 2024
Lisa Bromiley

*	Director	February 23, 2024
Ernie Easley

*	Director	February 23, 2024
Michael Frantz

*	Director	February 23, 2024
William Kimble

*	Director	February 23, 2024
Jack King

*	Director	February 23, 2024
Stuart Lasher

*	Director	February 23, 2024
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

By /s/ Nicholas O’Grady Nicholas O’Grady Attorney-in-fact

NORTHERN OIL AND GAS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Northern Oil & Gas, Inc.
Opinion on the Financial Statements

We have audited the accompanying balance sheets of Northern Oil & Gas, Inc. (the "Company") as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Given the significant judgments made by management relating to the estimates and assumptions required within the five-year development plan due to limited visibility as a non-operator regarding future production quantities, performing audit procedures to evaluate the Company’s oil and natural gas reserve quantities and the related future net cash flows required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s significant judgments and assumptions regarding oil and natural gas reserve quantities and the related future net cash flows associated with the five-year development plan included the following, among others:

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

•We evaluated the experience, qualifications, and objectivity of the Company's engineers responsible for the preparation of the reserve estimates and assumptions and engineering data, and the third-party independent reserve engineering firm engaged to audit management's oil and natural gas reserve quantities.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 23, 2024

We have served as the Company’s auditor since 2018.

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS

(In thousands, except par value and share data)	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and Cash Equivalents	$8,195	$2,528
Accounts Receivable, Net	370,531	271,336
Advances to Operators	49,210	8,976
Prepaid Expenses and Other	2,489	2,014
Derivative Instruments	75,733	35,293
Income Tax Receivable	3,249	338
Total Current Assets	509,407	320,485

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	8,428,518	6,492,683
Unproved	36,785	41,565
Other Property and Equipment	8,069	6,858
Total Property and Equipment	8,473,372	6,541,106
Less – Accumulated Depreciation, Depletion and Impairment	(4,541,808)	(4,058,180)
Total Property and Equipment, Net	3,931,563	2,482,926

Derivative Instruments	10,725	12,547
Acquisition Deposit	17,094	43,000
Other Noncurrent Assets, Net	15,466	16,220

Total Assets	$4,484,255	$2,875,178

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$192,672	$128,582
Accrued Liabilities	147,943	121,737
Accrued Interest	26,219	24,347
Derivative Instruments	16,797	58,418
Contingent Consideration	—	10,107
Other Current Liabilities	2,130	1,781
Total Current Liabilities	385,761	344,972

Long-term Debt, Net	1,835,554	1,525,413
Derivative Instruments	105,831	225,905
Deferred Tax Liability	68,488	—
Asset Retirement Obligations	38,203	31,582
Other Noncurrent Liabilities	2,741	2,045

Total Liabilities	$2,436,578	$2,129,917

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $0.001; 135,000,000 authorized; 100,761,148 shares outstanding at 12/31/2023 85,165,807 shares outstanding at 12/31/2022	503	487
Additional Paid-In Capital	2,124,963	1,745,532
Retained Deficit	(77,790)	(1,000,759)
Total Stockholders’ Equity	2,047,676	745,260
Total Liabilities and Stockholders’ Equity	$4,484,255	$2,875,178
___________
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

	December 31,
(In thousands, except share and per share data)	2023	2022	2021
Revenues
Oil and Gas Sales	$1,897,779	$1,985,798	$975,089
Gain (Loss) on Commodity Derivatives, Net	259,250	(415,262)	(478,193)
Other Revenue	9,230	—	3
Total Revenues	2,166,259	1,570,535	496,899

Operating Expenses
Production Expenses	347,006	260,676	170,817
Production Taxes	160,118	158,194	76,954
General and Administrative Expenses	46,801	47,201	30,341
Depletion, Depreciation, Amortization and Accretion	486,024	251,272	140,828
Other Expenses	4,448	—	—
Total Operating Expenses	1,044,397	717,343	418,940

Income From Operations	1,121,862	853,192	77,959

Other Income (Expense)
Interest Expense, Net of Capitalization	(135,664)	(80,331)	(59,020)
Gain (Loss) on Interest Rate Derivatives, Net	(1,017)	993	1,043
Gain (Loss) on the Extinguishment of Debt, Net	659	810	(13,087)
Contingent Consideration Gain (Loss)	10,107	1,859	(292)
Other Income (Expense)	4,795	(185)	(9)
Total Other Income (Expense)	(121,120)	(76,854)	(71,365)

Income Before Income Taxes	1,000,742	776,338	6,594

Income Tax Expense	77,773	3,101	233

Net Income	$922,969	$773,237	$6,361

Cumulative Preferred Stock Dividend	—	(9,803)	(14,761)

Premium on Repurchase of Preferred Stock	—	(35,731)	—

Net Income (Loss) Attributable to Common Stockholders	$922,969	$727,703	$(8,400)

Net Income (Loss) Per Common Share – Basic	$10.09	$9.26	$(0.13)
Net Income (Loss) Per Common Share – Diluted	$10.03	$8.92	$(0.13)
Weighted Average Common Shares Outstanding – Basic	91,483,687	78,557,216	62,989,543
Weighted Average Common Shares Outstanding – Diluted	92,060,947	86,675,365	62,989,543

_________
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

	December 31,
(In thousands)	2023	2022	2021
Cash Flows From Operating Activities
Net Income	$922,969	$773,237	$6,361
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	486,024	251,272	140,828
Amortization of Debt Issuance Costs	8,096	4,975	3,764
(Gain) Loss on Extinguishment of Debt	(659)	(810)	13,087
Amortization of Bond Premium on Long-term Debt	(1,475)	(2,125)	(413)
Loss on the Sale of Other Property & Equipment	—	185	17
Deferred Income Taxes	76,858	(571)	233
Unrealized (Gain) Loss on Derivative Instruments	(200,314)	(41,180)	311,328
(Gain) Loss on Contingent Consideration	(10,107)	(1,859)	292
Share-Based Compensation Expense	5,660	5,656	3,621
Other	2,404	2,038	3,162
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(101,317)	(74,904)	(122,160)
Prepaid and Other Expenses	(474)	(720)	(1,999)
Accounts Payable	(15,236)	(338)	14,091
Accrued Liabilities	9,154	9,955	12,318
Accrued Interest	1,738	3,607	11,937
Net Cash Provided By Operating Activities	1,183,321	928,418	396,467

Cash Flows From Investing Activities
Acquisitions of and Capital Expenditures on Oil and Natural Gas Properties	(1,844,040)	(1,355,197)	(593,228)
Acquisition Deposit	(17,094)	(43,000)	(40,650)
Purchases of Other Property and Equipment	(1,212)	(4,579)	(556)
Net Cash Used For Investing Activities	(1,862,346)	(1,402,777)	(634,434)

Cash Flows From Financing Activities
Advances on Revolving Credit Facility	998,224	1,260,000	554,000
Repayments on Revolving Credit Facility	(1,156,224)	(996,000)	(1,031,000)
Purchase of Capped Call	—	(36,100)	—
Issuance of Convertible Notes	—	482,971	—
Repayments of Second Lien Notes	—	—	(295,918)
Repayments of Senior Unsecured Promissory Note	—	—	(130,000)
Issuance of Senior Notes	492,840	—	763,500
Repurchase of Senior Notes	(18,436)	(24,907)	—
Debt Issuance Costs Paid	(11,896)	(7,388)	(17,611)
Issuance of Common Stock	514,749	—	438,077
Common Stock Dividends Paid	(123,945)	(51,602)	(4,938)
Repurchases of Common Stock	(8,004)	(54,502)	—
Repurchase of Preferred Stock	—	(81,236)	—
Preferred Stock Dividends Paid	—	(21,664)	(29,212)
Restricted Stock Surrenders - Tax Obligations	(2,616)	(2,206)	(839)
Net Cash Provided By Financing Activities	684,692	467,367	246,059

Net Increase (Decrease) in Cash and Cash Equivalents	5,667	(6,992)	8,092
Cash and Cash Equivalents – Beginning of Period	2,528	9,519	1,428
Cash and Cash Equivalents – End of Period	$8,195	$2,528	$9,519
______________
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2020	45,908,779	$448	2,218,732	$2	$1,556,602	$(1,780,357)	$(223,304)
Issuance of Common Stock	339,653	—	—	—	—	—	—
Restricted Stock Forfeitures	(14,355)	—	—	—	1	—	1
Share Based Compensation	—	—	—	—	3,903	—	3,903
Restricted Stock Surrenders - Tax Obligations	(60,611)	—	—	—	(839)	—	(839)
Equity Offerings, Net of Issuance Costs	31,125,000	31	—	—	438,045	—	438,077
Issuance of Common Stock Warrants	—	—	—	—	30,512	—	30,512
Contingent Consideration Settlements	43,455	—	—	—	785	—	785
Preferred Stock Dividends	—	—	—	—	(29,212)	—	(29,212)
Common Stock Dividends Declared	—	—	—	—	(11,149)	—	(11,149)
Net Income	—	—	—	—	—	6,361	6,361
December 31, 2021	77,341,921	$479	2,218,732	$2	$1,988,649	$(1,773,996)	$215,135
Issuance of Common Stock	125,789	—	—	—	—	—	—
Restricted Stock Forfeitures	(2,615)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	5,873	—	5,873
Restricted Stock Surrenders - Tax Obligations	(89,620)	—	—	—	(2,206)	—	(2,206)
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	—	—	—	—	17,870	—	17,870
Preferred Conversion	7,376,739	7	(1,643,732)	(2)	(6)	—	—
Repurchases of Common Stock	(1,909,097)	(2)	—	—	(54,500)	—	(54,502)
Purchase of Capped Calls	—	—	—	—	(36,100)	—	(36,100)
Repurchases of Preferred Stock	—	—	(575,000)	(1)	(81,236)	—	(81,236)
Preferred Stock Dividends	—	—	—	—	(21,664)	—	(21,664)
Common Stock Warrant Exchange Agreement - Reliance Warrants	2,322,690	2	—	—	(2)	—	—
Common Stock Dividends Declared	—	—	—	—	(71,148)	—	(71,148)
Net Income	—	—	—	—	—	773,237	773,237
December 31, 2022	85,165,807	$487	—	$—	$1,745,532	$(1,000,759)	$745,260
Issuance of Common Stock	468,268	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	5,994	—	5,994
Equity Offerings, net of Issuance Costs	15,122,500	15	—	—	514,734	—	514,749
Restricted Stock Surrenders - Tax Obligations	(98,052)	—	—	—	(2,616)	—	(2,616)
Repurchases of Common Stock	(287,751)	—	—	—	(8,004)	—	(8,004)
Restricted Stock Forfeitures	(13,404)	—	—	—	(54)		(54)
Common Stock Warrant Exchange Agreement - Veritas Warrants	403,780	—	—	—	—	—	—
Deferred Taxes Related to Capped Calls	—	—	—	—	8,370	—	8,370
Common Stock Dividends Declared	—	—	—	—	(138,992)	—	(138,992)
Net Income	—	—	—	—	—	922,969	922,969
December 31, 2023	100,761,148	$503	—	$—	$2,124,963	$(77,790)	$2,047,676
___________
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

Northern Oil and Gas, Inc. (the “Company,” “Northern,” “our” and words of similar import), a Delaware corporation, is an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties in the United States, primarily in the Williston Basin, the Permian Basin and the Appalachian Basin.  The Company’s common stock trades on the New York Stock Exchange under the symbol “NOG”.

The Company’s principal business is crude oil and natural gas exploration, development, and production with operations in the United States.  The Company’s primary strategy is investing in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in three premier basins within the United States.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In connection with preparing the financial statements for the year ended December 31, 2023, the Company has evaluated subsequent events through the date of this filing and determined (i) that there were no subsequent events which required recognition in the financial statements through the date of this filing and (ii) to include the disclosure in Note 14 regarding subsequent events.

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

The allowance for doubtful accounts was $4.0 million and $4.9 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company included accounts receivable of $2.4 million and $3.2 million, respectively, in Other Noncurrent Assets, Net due to their long-term nature.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the years ended December 31, 2023, 2022 and 2021, respectively:

	December 31,
(In thousands)	2023	2022	2021
Capitalized Certain Payroll and Other Internal Costs	$1,036	$1,045	$1,353
Capitalized Interest Costs	2,999	3,365	1,103
Total	$4,036	$4,410	$2,456

As of December 31, 2023, the Company held leasehold and other oil and gas interests in the United States in the Williston Basin, Permian Basin and Appalachian Basin.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the years ended December 31, 2023, 2022 and 2021, there were no property sales that resulted in a significant alteration.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the net book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling.  The proved oil and natural gas properties, net balance was $3.9 billion as of December 31, 2023. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing twelve-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions or financial derivatives designated as hedges for accounting purposes, if any, that hedge the Company’s oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded in the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties.  If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or non-cash writedown is required.

The Company did not have any ceiling test impairment for the years ended December 31, 2023, 2022 and 2021. Impairment charges affect the Company’s reported net income but do not reduce the Company’s cash flow.

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

	Year Ended December 31,
(In thousands)	2023	2022	2021
Depletion of Proved Oil and Natural Gas Properties	$482,306	$248,252	$138,759
Depletion per BOE Produced	$13.37	$9.01	$7.07

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are included in the depletion calculation.  Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate.  The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period.  The costs of unproved properties are withheld from the depletion base until such time as they are either developed or otherwise transferred to the full cost pool.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the years ended December 31, 2023, 2022 and 2021, unproved properties of $5.2 million, $8.7 million, and $3.0 million, respectively, were impaired.

Asset Retirement Obligations

The Company records a liability equal to the fair value of the estimated cost to retire an asset upon initial recognition.  The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability.  When the liability is initially recorded, the Company increases the carrying amount of oil and natural gas properties by an amount equal to the original liability.  The liability is accreted to its present value each period, and the capitalized cost is depreciated consistent with depletion of proved properties. Upon settlement of the liability or the sale of the well, the liability is relieved.  These liability amounts may change because of changes in asset lives, estimated costs of abandonment or legal or statutory remediation requirements.

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, commodity derivative assets and liabilities, contingent consideration, and long-term debt. The carrying amounts of cash and cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The fair values of the Company’s derivative instruments assets and liabilities are based on a third-party industry-standard pricing model using contract terms and prices and assumptions and inputs that are substantially observable in active markets throughout the full term of the instruments, including forward oil price curves, discount rates, volatility factors and credit risk adjustments. The fair values of the Company’s contingent consideration liabilities are determined by a third-party valuation specialist using Monte Carlo simulations that include observable market data.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the years ended December 31, 2023, 2022 and 2021, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two primary sources: oil sales and natural gas and NGL sales. Substantially all of the Company’s oil and natural gas sales come from three geographic areas in the United States: the Williston Basin (North Dakota and Montana), the Permian Basin (New Mexico and Texas), and the Appalachian Basin (Pennsylvania and Ohio). The following tables present the disaggregation of the Company’s oil revenues and natural gas and NGL revenues by basin for the years ended December 31, 2023, 2022 and 2021.

	Twelve Months Ended December 31, 2023
(In thousands)	Williston	Permian	Appalachian	Total
Oil Revenues	$925,852	$720,245	$—	$1,646,096
Natural Gas and NGL Revenues	114,497	101,386	35,800	251,682
Total	$1,040,348	$821,631	$35,800	$1,897,779

	Twelve Months Ended December 31, 2022
(In thousands)	Williston	Permian	Appalachian	Total
Oil Revenues	$1,058,878	$415,732	$—	$1,474,610
Natural Gas and NGL Revenues	260,462	116,034	134,692	511,188
Total	$1,319,340	$531,766	$134,692	$1,985,798

	Twelve Months Ended December 31, 2021
(In thousands)	Williston	Permian	Appalachian	Total
Oil Revenues	$730,982	$42,488	$—	$773,470
Natural Gas and NGL Revenues	141,425	7,386	52,808	201,619
Total	$872,408	$49,874	$52,808	$975,089

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the exploration, development and production activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the years ended December 31, 2023, 2022 and 2021, the Company’s top four operators made up 38%, 39% and 50%, respectively, of total oil and natural gas sales.

The Company faces concentration risk due to the fact that substantially all of its oil and natural gas revenue is sourced from a limited number of geographic areas of operations. As a result, the Company is disproportionately exposed to risks that affect one or more of those areas in the Williston Basin (North Dakota and Montana), the Permian Basin (New Mexico and Texas), and the Appalachian Basin (Pennsylvania and Ohio).

The Company manages and controls market and counterparty credit risk. In the normal course of business, collateral is not required for financial instruments with credit risk. Financial instruments which potentially subject the Company to credit risk consist principally of cash balances and derivative financial instruments. The Company maintains cash and cash equivalents in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has not experienced any significant losses from such investments. The Company attempts to limit the amount of credit exposure to any one financial institution or company. The Company believes the credit quality of its counterparties is generally high. In the normal course of business, letters of credit or parent guarantees may be required for counterparties which management perceives to have a higher credit risk.

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

Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of positive evidence considered was the cumulative book income in recent years. The Company had historically been in a cumulative book loss position, driven primarily by full cost ceiling test impairments during the prior periods. Additionally, at December 31, 2023, the Company had a net deferred tax liability (prior to consideration of valuation allowance) and estimates the deferred tax liabilities will reverse and create taxable income against which the deferred tax assets may be realized. The Company also considered negative evidence including the fact that the Company’s revenue, profitability and future growth are dependent upon prevailing and future prices for oil and natural gas, which continue to be volatile. Based on all factors considered, management released the valuation allowance against the Company’s federal and the majority of its state deferred tax assets at December 31, 2023. Accordingly, the valuation allowance against certain of the Company’s deferred tax assets at December 31, 2023 and 2022 was $1.9 million and $156.3 million, respectively.

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

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information for the years ended December 31, 2023, 2022 and 2021:

	December 31,
(In thousands)	2023	2022	2021
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$128,943	$74,933	$46,951
Cash Paid During the Period for Income Taxes	3,826	3,672	—

Non-cash Investing Activities:
Capital Expenditures on Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	236,314	163,059	111,897
Capitalized Asset Retirement Obligations	5,413	3,917	6,950
Contingent Consideration	—	11,966	785
Compensation Capitalized on Oil and Gas Properties	280	218	282
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	—	17,870	30,512
Accrued Liabilities From Acquisitions of Oil and Natural Gas Properties	5,168	—	—
Other Property and Equipment Included in Accounts Payable	—	—	578

Non-cash Financing Activities:
Common Stock Dividends Declared, but not paid	40,496	19,546	6,210
Issuance of Common Stock for Preferred Stock Exchange	—	36,627	—
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	—	17,870	—
Issuance of Common Stock in Exchange for Warrants	13,328	76,904	—

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

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption is expected to enhance the Company's Notes to the Consolidated Financial Statements. The Company is currently evaluating the impact the new standard will have on its financial statements and related disclosure.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the Company to expand the breadth and frequency of segment disclosures to include additional information about significant segment expenses, the chief operating decision maker (CODM) and other items, and also require the annual disclosures on an interim basis. This guidance is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact the new standard will have on its financial statements and related disclosure.

In October 2023, the FASB issued ASU 2023-06 Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends GAAP to include 14 disclosure requirements that are currently required under SEC

Regulation S-X or Regulation S-K. Each amendment will be effective on the date on which the SEC removes the related disclosure requirement from SEC Regulation S-X or Regulation S-K. The Company is currently evaluating the impact the new standard will have on its financial statements and related disclosure.

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

2023 Acquisitions

During 2023, the Company completed the following larger bolt-on acquisitions (each as defined and described below): the MPDC Acquisition, the Forge Acquisition and the Novo Acquisition (collectively, the “2023 Bolt-on Acquisitions”).

During 2023, in addition to the 2023 Bolt-on Acquisitions, the Company acquired oil and natural gas properties through a number of smaller independent transactions for a total of $277.9 million.

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

The total consideration at closing was $319.9 million in cash. As a result of customary post-closing adjustments, the Company reduced its proved oil and natural gas properties and total consideration by $8.2 million subsequent to closing.

The results of operations from the acquisition from the January 5, 2023 closing date through December 31, 2023, represented approximately $157.0 million of revenue and $102.3 million of income from operations. The Company incurred $3.5 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$320,395
Total assets acquired	320,395
Asset retirement obligations	(451)
Net assets acquired	$319,944

Fair value of consideration paid for net assets:
Cash consideration	$319,944
Total fair value of consideration transferred	$319,944

Forge Acquisition

On June 30, 2023, the Company completed its acquisition (the “Forge Acquisition”) of Permian Delaware Basin assets from Forge Energy II Delaware, LLC (“Forge”), effective as of March 1, 2023. At closing, the Company acquired a 30% undivided stake in the assets sold by Forge, with Vital Energy, Inc., an unaffiliated third party, acquiring the other 70% and becoming the operator of the assets.

The total consideration at closing, net to the Company, was $167.9 million in cash. As a result of customary post-closing adjustments, the Company reduced its proved oil and natural gas properties and total consideration by $0.7 million subsequent to closing.

The results of operations from the acquisition from the June 30, 2023, closing date through December 31, 2023, represented approximately $46.0 million of revenue and $29.3 million of income from operations. The Company incurred $2.3 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

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

The total consideration at closing, net to the Company, was $468.4 million in cash. As a result of customary post-closing adjustments, the Company reduced its proved oil and natural gas properties and total consideration by $1.2 million subsequent to closing.

The results of operations from the acquisition from the August 15, 2023 closing date through December 31, 2023, represented approximately $78.5 million of revenue and $40.9 million of income from operations. The Company incurred $4.6 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$474,417
Total assets acquired	474,417
Asset retirement obligations	(813)
Accrued Liabilities	(5,168)
Net assets acquired	$468,436

Fair value of consideration paid for net assets:
Cash consideration	$468,436
Total fair value of consideration transferred	$468,436

2022 Acquisitions

During 2022, the Company completed the following larger bolt-on acquisitions (each as defined and described below): the Veritas Acquisition, the Incline Acquisition, the Vital Acquisition, the Alpha Acquisition, and the Delaware Acquisition (collectively, the “2022 Bolt-on Acquisitions”).

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

A contingent consideration liability arising from potential additional consideration in connection with the Incline Acquisition was recognized at its fair value. The seller had the potential to earn up to $5.0 million of additional cash consideration dependent upon NYMEX WTI oil pricing at the end of 2022. This contingent consideration was not earned, and there was no remaining liability as of December 31, 2022.

Vital Acquisition

On October 3, 2022, the Company completed the acquisition of certain non-operated oil and gas properties, interests and related assets in the Permian Midland Basin from Vital Energy, Inc. (formerly Laredo Petroleum, Inc.), effective as of August 1, 2022 (the “Vital Acquisition”).

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

A contingent consideration liability arising from potential additional consideration in connection with the Alpha Acquisition was recognized at its fair value. The seller had the potential to earn additional cash consideration dependent upon average front month NYMEX WTI oil pricing during the first six months of 2023. The amount was to be determined on a sliding scale from zero additional consideration if such pricing was below $75.00 per barrel, up to $22.5 million of additional consideration if such pricing was at least $87.85 per barrel. This contingent consideration was not earned, and there was no remaining associated liability as of December 31, 2023. The acquisition date fair value of the potential additional consideration, totaling $10.1 million, was recorded within contingent consideration liabilities on the Company’s balance sheets. Changes in the fair value of the liability are recorded in other income (expense) on the Company’s statement of operations.

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

Pro Forma Information

The following summarized unaudited pro forma statement of operations information for the years ended December 31, 2023 and December 31, 2022 assumes that each of the 2023 Bolt-on Acquisitions and 2022 Bolt-on Acquisitions occurred as of January 1, 2022. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisitions as of January 1, 2022, or that would be attained in the future.

	Year Ended December 31,	Year Ended December 31,
(In thousands)	2023	2022
Total Revenues	$2,474,121	$2,376,913
Net Income	$1,177,068	$1,414,369

Divestitures

From time-to-time the Company may divest assets. In addition, the Company may trade leasehold interests with operators to balance working interests in spacing units to facilitate and encourage a more expedited development of the Company’s acreage.

Unproved Properties

Unproved properties not being amortized comprise approximately 25,880 net acres and 27,663 net acres of undeveloped leasehold interests at December 31, 2023 and 2022, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired and transferred into the full cost pool.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.   The following is a summary of capitalized costs excluded from depletion at December 31, 2023 by year incurred.

	December 31,
(In thousands)	2023	2022	2021	Prior Years
Property Acquisition	$2,064	$12,865	$12,097	$9,759
Development	—	—	—	—
Total	$2,064	$12,865	$12,097	$9,759

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

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	December 31, 2023
(In thousands)	Principal Balance	Unamortized Net Premium (Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$161,000	$—	$—	$161,000
Senior Notes due 2028	705,108	8,376	(9,366)	704,117
Convertible Notes due 2029	500,000	—	(14,214)	485,786
Senior Notes due 2031	500,000	(6,600)	(8,749)	484,651
Total	$1,866,108	$1,776	$(32,330)	$1,835,554

	December 31, 2022
	Principal Balance	Unamortized Net Premium	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$319,000	$—	$—	$319,000
Senior Notes due 2028	724,235	10,682	(11,946)	722,972
Convertible Notes due 2029	500,000	—	(16,558)	483,442
Total	$1,543,235	$10,682	$(28,504)	$1,525,413
_______________

(1)Debt issuance costs related to the Company’s Revolving Credit Facility of $10.6 million and $10.9 million as of December 31, 2023 and 2022, are recorded in “Other Noncurrent Assets, Net” in the balance sheets.

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

The Revolving Credit Facility is comprised of revolving loans and letters of credit and is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. As of December 31, 2023, the borrowing base was $1.8 billion and the aggregate elected commitment amount was $1.25 billion. The Company’s borrowing availability under the Revolving Credit Facility is set at the lesser of the borrowing base and the elected commitment amount. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available to each of the Company and the Agent (acting at the direction of the lenders holding at least two-thirds of commitments and loans outstanding under the Revolving Credit Facility) between scheduled redeterminations. Upon an acquisition of oil and gas properties with an aggregate value exceeding 5% of the borrowing base, the Company may request an additional redetermination. The scheduled redeterminations are based on a

December 31st or June 30th reserve report, as applicable, prepared under the supervision of the Company’s chief engineer and, in the case of the December 31st reserve report, audited by an approved petroleum engineer (reasonably acceptable to the Agent). The Company has the option to seek commitments for term loans, which such term loans (if obtained) are capped at the least of (i) the borrowing base minus the aggregate elected commitment amount minus the then-outstanding principal amount of term loans, (ii) the aggregate elected commitment amount minus the then-outstanding principal amount of term loans and (iii) $500.0 million. Such term loans are subject to certain other terms of the Revolving Credit Facility.

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

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), divided by consolidated current liabilities excluding current non-cash obligations under ASC 815, current maturities under the Revolving Credit Facility and current maturities of any long-term debt) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of December 31, 2023.

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

During 2023, the Company repurchased and retired $19.1 million in aggregate principal amount of the Senior Notes due 2028 in open market transactions for a total of $18.4 million in cash, plus accrued interest. During 2022, the Company repurchased and retired $25.8 million in aggregate principal amount of the Senior Notes due 2028 in open market transactions for a total of $24.9 million in cash, plus accrued interest.

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

If a Change of Control Triggering Event (as defined in the 2028 Notes Indenture) occurs, each holder of Senior Notes due 2028 may require the Company to repurchase all or any part of that holder’s the Senior Notes due 2028 for cash at a price equal to 101% of the aggregate principal amount of the Senior Notes due 2028 repurchased, plus any accrued and unpaid interest on the Senior Notes due 2028 repurchased to, but excluding, the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date on or prior to the date of purchase).

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

Before October 16, 2028, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after October 16, 2028, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of its common stock. However, upon conversion of any Convertible Notes, the conversion value, which will be determined over a period of 40 trading days, will be paid in cash up to at least the principal amount of the Convertible Notes being converted. The initial conversion rate was 26.3104 shares of common stock per $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $38.01 per share of common stock. The conversion rate and conversion price are subject to customary anti-dilution and other adjustments upon the occurrence of certain events. As of December 31, 2023, the conversion rate was 26.5253 shares of common stock per $1,000 principal amount of Convertible Notes, which represented a conversion price of approximately $37.70 per share of common stock. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

Capped Call Transactions

In October 2022, in connection with the Convertible Notes offering described above, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the Convertible Notes and/or their respective affiliates and/or other financial institutions. The Company paid $36.1 million in total consideration to enter into the Capped Call Transactions. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, the number of shares of common stock initially underlying the Convertible Notes. The Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions was initially approximately $52.17 per share of common stock, which represents a premium of 75% over the last reported sale price of the common stock of $29.81 per share on October 11, 2022, and is subject to certain customary adjustments under the terms of the Capped Call Transactions. As of December 31, 2023, the cap price of the Capped Call Transactions was approximately $51.74 per share of common stock.

Senior Notes due 2031

On May 15, 2023, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (the “2031 Notes Indenture” and, together with the 2028 Notes Indenture, the “Senior Notes Indentures”) pursuant to which the Company issued $500.0 million in aggregate principal amount of the Company’s 8.750% senior notes due 2031 (the “Senior Notes due 2031” and, collectively with the Senior Notes Due 2028, the “Senior Notes”). The proceeds of the Senior Notes due 2031 were used primarily to refinance existing indebtedness, and for general corporate purposes.

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

NOTE 5     COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue up to 135,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2023 and 2022, the Company had 100,761,148 and 85,165,807 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, the Company had zero shares of preferred stock issued and outstanding.

Conversion

On November 8, 2022, the Company exercised in full its mandatory conversion rights (the “Mandatory Conversion Exercise”) on its 6.500% Series A Perpetual Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) to convert such shares of Series A Preferred Stock into shares of the Company’s common stock. The outstanding shares of Series A Preferred Stock automatically converted to shares of common stock on November 15, 2022 (the “Mandatory Conversion Date”). Holders of Series A Preferred Stock received 4.4878 shares of common stock and a cash payment of $6.3337 for each share of Series A Preferred Stock converted on the Mandatory Conversion Date. On the Mandatory Conversion Date, 1,643,732 outstanding shares of Series A Preferred Stock converted into an aggregate of 7,376,739 shares of common stock. Cash was paid in lieu of fractional shares of common stock. As a result, there were no remaining shares of Series A Preferred Stock outstanding as of December 31, 2023 and 2022.

2023 Activity

Common Stock

During the year ended December 31, 2023, 98,052 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards.  The total value of these shares was approximately $2.6 million, which is based on the market prices on the dates the shares were surrendered.

In March 2023, the Company issued 403,780 shares of common stock in exchange for the surrender and cancellation of a portion of the warrants originally issued by the Company at closing of the Veritas Acquisition, which immediately prior to their cancellation were exercisable for an aggregate of approximately 824,602 shares of common stock at an exercise price of $27.4946 per share.

In May 2023, the Company closed an underwritten public offering of 7,647,500 shares of its common stock at a price of $29.40 per share, after deducting underwriting discounts. This offering resulted in net proceeds of approximately $224.7 million, after deducting underwriting discounts and commissions.

In October 2023, the Company closed an underwritten public offering of 7,475,000 shares of its common stock at a price of $38.88 per share, after deducting underwriting discounts. This offering resulted in net proceeds of approximately $290.6 million, after deducting underwriting discounts and commissions.

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

In October 2023, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.40 per share. The dividend was paid on January 31, 2024 to stockholders of record as of the close of business on December 28, 2023.

On February 5, 2024, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.40 per share. The dividend is payable on April 30, 2024 to stockholders of record as of the close of business on March 28, 2024.

During the years ended December 31, 2023 and 2022, the Company paid zero and $21.7 million respectively, in aggregate dividends on the Series A Preferred Stock.

Stock Repurchase Program

In May 2022, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the year ended December 31, 2023 the Company repurchased 287,751 shares of its common stock under the stock repurchase program at a total cost of $8.0 million. During the year ended December 31, 2022, the Company repurchased 1,909,097 shares of its common stock under the stock repurchase program at a total cost of $54.5 million.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION AND WARRANTS

Stock-Based Compensation

The Company maintains the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) for the purpose of making equity-based awards to employees, directors and other eligible persons. As of December 31, 2023, there were 3,004,716 shares available for future awards or settlement of awards under the 2018 Plan.

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

Issuances made pursuant to the 2018 Plan are summarized as follows:

The Company issues share-based awards in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and share appreciation awards (“SARs”), subject to various vesting conditions as compensation to executive officers, employees and directors of the Company. Typically, RSAs issued to employees and executive officers contain a service condition only and generally vest over three or four years. Typically, RSUs and SARs contain both a service and market condition. Market conditions can be an absolute total shareholder return (“TSR”), the Company’s TSR ranking among its peer companies or the Company’s market capitalization growth measured over a defined performance period. Grantees’ continued employment through the end of the performance period is required for such RSUs and SARs to vest. RSAs issued to directors generally vest either immediately or over one year, subject to continued service and provided that any performance and/or market conditions are also met.

For awards subject to service and/or performance vesting conditions, the grant-date fair value is established based on the closing price of the Company’s common stock on such date. Stock-based compensation expense for awards subject to only service conditions is recognized on a straight-line basis over the service period. Stock-based compensation expense for awards subject to both service and performance conditions are recognized on a graded basis if it is probable that the performance condition will be achieved. The Company accounts for forfeitures of awards granted under these plans as they occur in determining stock-based compensation expense.

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

Service-Based RSAs

During 2023, 2022 and 2021, 468,268, 125,789 and 339,653 shares, respectively, of service-based RSAs were granted to executive officers, employees and directors under the 2018 Equity Plan. The weighted average grant date fair value of service-based RSAs was $35.19 per share, $26.34 per share and $16.45 per share for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table reflects the outstanding service-based RSAs and activity related thereto for the year ended December 31, 2023:

	Service-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2022	316,333	$16.39
Shares granted	468,268	35.19
Shares forfeited	(13,404)	19.06
Shares vested	(273,475)	10.16
Outstanding at December 31, 2023	497,722	$27.45

At December 31, 2023, there was $11.3 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 1.8 years. For the years ended December 31, 2023, 2022 and 2021, the total fair value of the Company’s restricted stock awards vested was $6.2 million, $4.6 million and $1.8 million, respectively.

Performance Equity Awards

In April 2022, the Company granted performance equity awards under its 2022 executive compensation program to certain executive officers. The awards were subject to a market condition, which was based on a comparison of the Company versus a defined peer group with respect to total shareholder return based on the last 20 trading days of 2022 compared to the same period of 2021 (“2022 TSR Awards”). Depending on the Company’s TSR relative to the defined peer group, the award recipients in the aggregate could earn between zero and $2.4 million in the form of awards expected to be settled in restricted shares of the Company’s common stock with service-based vesting over three years. In January 2023, the Company issued 74,220 restricted shares of common stock in settlement of these awards, with service-based vesting over three years. The shares are included in the table above.

In December 2023, the Company granted performance equity awards, in the form of RSUs, that are subject to the achievement of either an absolute TSR or a comparison of the Company’s TSR versus a defined peer group based on the last 20 trading days of 2025 compared to the same period of 2022 (“2023 TSR Awards”). The number of RSUs issued as a target amount on the grant date was 83,710. Depending on the Company’s stock performance, the number of common shares grantees shall be entitled to receive following the end of the performance period on December 31, 2025, can range from zero to 166% of the target amount. The grant-date fair value for these awards ranges from $35.73 per share to $52.41 per share. For the year ended

December 31, 2023, the compensation expenses associated with these awards were immaterial. As of December 31, 2023, the unrecognized compensation expenses were $3.7 million, which will be amortized over the remaining performance period.

The following table reflects the outstanding 2023 TSR Awards and activity related thereto for the year ended December 31, 2023:

	2023 TSR Awards
	Number of Units	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2022	—	$—
Units granted	83,710	44.49
Units forfeited	—	—
Units vested	—	—
Outstanding at December 31, 2023	83,710	$44.49

In December 2023, the Company also granted performance equity awards, in the form of appreciation rights (“SARs”), that are subject to the achievement of an annualized adjusted market capitalization appreciation rate measured based on the last 20 trading days of 2027 compared to the same period of 2022 (“2023 SARs Awards”). The final payout will be a dollar amount, settleable in cash, shares or a combination of both at the Company’s option. The Company plans to settle the 2023 SARs Awards by issuing a number of common shares equal to the payout amount divided by the trailing 20-day average price as of the last trading day of 2027. In 2023, the Company issued SARs with an aggregate grant-date fair value of $6.0 million. For the year ended December 31, 2023, the compensation expenses associated with these awards were immaterial. As of December 31, 2023, the unrecognized compensation expenses for these awards were $6.0 million, which will be amortized over the remaining performance period.

The Company used Monte Carlo simulation models, described above, to estimate (i) the fair value of the 2022 TSR Awards and 2023 TSR Awards based on the expected outcome of the Company’s absolute TSR as well as TSR relative to the defined peer group and (ii) the fair value of the SARs based on the expected outcome of the Company’s market capitalization appreciation rate. The assumptions used for the Monte Carlo model were as follows:

	2022	2023
	TSR Awards	TSR Awards	SAR Awards
Risk-free interest rate	1.69%	4.23%	3.92%
Dividend yield	2.40%	—%	4.30%
Expected volatility	56.94%	56.40%	72.30%
Company’s closing stock price on grant date	$24.98	$37.07	$37.07

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

The following table reflects the outstanding warrants and activity related thereto for the year ended December 31, 2023:

	Warrants
	Number of Warrants	Weighted-average Exercise Price
Outstanding at December 31, 2022	1,996,829	$27.49
Issued	—	—
Anti-Dilution Adjustments for Common Stock Dividends	51,736	27.05
Exercised	—	—
Cancelled	(824,602)	27.49
Expired	—	—
Outstanding at December 31, 2023	1,223,963	$26.33

NOTE 7     RELATED PARTY TRANSACTIONS

Preferred Stock Repurchase

During February 2022, the Company entered into and closed three separate stock repurchase agreements pursuant to which the Company repurchased an aggregate of 71,894 shares of the Company’s Series A Preferred Stock, on identical financial terms from each party for an aggregate purchase price of approximately $9.5 million in cash. Of the total amount, 21,894 shares were repurchased from affiliates of TRT Holdings, Inc., for $2.9 million in cash. Two of the Company’s directors were employed by TRT Holdings, Inc., which together with its affiliates beneficially owned more than 10% of our outstanding common stock at the time of the transactions described in this paragraph.

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

The Company’s interests in certain crude oil and natural gas leases from the State of North Dakota are subject to an ongoing dispute over the ownership of minerals underlying the bed of the Missouri River within the boundaries of the Fort Berthold Reservation.  The ongoing dispute is between the State of North Dakota and three affiliated tribes, both of whom have purported to lease mineral rights in tracts of riverbed within the reservation boundaries. In the event the ongoing dispute results in a final judgment that is adverse to the Company’s interests, the Company would be required to reverse approximately $2.4 million in revenue (net of accrued taxes) that has been accrued since the first quarter of 2013 based on the Company’s purported interest in the crude oil and natural gas leases at issue. Due to the long-term nature of this title dispute, the $2.4 million in accounts receivable is included in “Other Noncurrent Assets, Net” in the balance sheets. The Company fully maintains the validity of its interests in the crude oil and natural gas leases.

Delivery Commitments

As of December 31, 2023, the Company had certain agreements associated with the Company’s Appalachian Basin properties which require the Company to deliver firm quantities of natural gas to certain third parties, which we seek to fulfill with products from existing reserves. In the event we are not able to meet these firm commitments, we are subject to deficiency payments.

The estimable future commitments under these volume commitment agreements as of December 31, 2023 are as follows:

(in Bcf)	Commitment Volumes
2024	18.4
2025	3.2
Total	21.6

The Company recognizes any deficiency payments in the period in which the underdelivery takes place pursuant to the agreements and the related liability has been incurred. For the years ended December 31, 2023, 2022 and 2021, the Company made deficiency payments totaling $8.9 million, $8.5 million and $0.7 million, respectively. These amounts are recognized in operating expenses in the Company’s Statement of Operations. The amount and timing of any such deficiency payments that may be incurred in the future cannot be accurately estimated.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded during the years ended December 31, 2023 and 2022.

	December 31,
(in thousands)	2023	2022
Beginning Asset Retirement Obligations	$33,082	$28,012
Liabilities Acquired During the Period	2,203	2,158
Liabilities Incurred During the Period	2,191	1,014
Revision of Estimates	1,019	276
Accretion of Discount on Asset Retirement Obligations	2,395	1,980
Liabilities Settled During the Period	(1,001)	(359)
Ending Asset Retirement Obligations	$39,889	$33,082

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

The income tax provision (benefit) for the years ended December 31, 2023, 2022, and 2021 consists of the following:

(In thousands)	2023	2022	2021
Current
Federal	$—	$—	$—
State	915	3,101	233
Deferred
Federal	209,168	164,453	130
State	22,035	20,627	(3,984)
Valuation Allowance	(154,345)	(185,080)	3,854
Total Tax Expense	$77,773	$3,101	$233

The following is a reconciliation of the reported amount of income tax benefit for the years ended December 31, 2023, 2022, and 2021 to the amount of income tax expenses that would result from applying the statutory rate to pretax income (loss).

(In thousands)	2023	2022	2021
Income (Loss) Before Taxes and NOL	$1,000,742	$776,338	$6,594
Federal Statutory Rate	21.00%	21.00%	21.00%
Taxes Computed at Federal Statutory Rates	210,156	163,031	1,385
State Tax (Benefit), Net of Federal Taxes	24,769	20,270	(3,752)
Deferred Tax Adjustment	(3,527)	3,532	(1,488)
Perm Differences	720	1,347	234
Valuation Allowance	(154,345)	(185,080)	3,854
Reported Tax Expense	$77,773	$3,101	$233

A valuation allowance is established to reduce deferred tax assets if it is determined that it is more likely than not that the related tax benefit will not be realized. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary. During 2023, in evaluating whether it was more likely than not that the Company’s net deferred tax assets were realized through future net income, management considered all available positive and negative evidence, including (i) its earnings history, (ii) its future reversal of existing temporary differences, including the ability to recover net operating loss carry-forwards against future taxable income from deferred tax liabilities, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies. Based on all the evidence available, management determined it was more likely than not that the net deferred tax assets, other than the deferred tax asset related to certain of the Company’s state net operating loss carryforward, were realizable. The Company’s valuation allowance at December 31, 2023 and December 31, 2022 was $1.9 million and $156.3 million, respectively.

At December 31, 2023, the Company had a net operating loss carryforward for federal income tax purposes of $573.0 million, which is net of the IRC Section 382 limitation, and gross state NOL carryforwards of $712.9 million. The determination of the state NOL carryforwards is dependent upon apportionment percentages, state income tax rates, and state laws that can change from year to year and that can thereby impact the amount of the deferred tax asset related to such carryforwards. If unutilized, all of the federal net operating losses will expire from 2031 to 2037, except for $326.7 million of federal net operating losses that have an indefinite life. If unutilized, all of the state net operating losses will expire from 2023 to 2043, except for $193.7 million of state net operating losses that have an indefinite life.

The significant components of the Company’s deferred tax assets (liabilities) were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Net Operating Loss (NOLs) and Tax Credit Carryforwards	$146,039	$134,103
Share Based Compensation	864	901
Accrued Interest	1,006	1,019
Allowance for Doubtful Accounts	927	1,143
Crude Oil and Natural Gas Properties and Other Properties	(278,993)	(43,415)
Interest Carryforwards	43,328	10,050
Derivative Instruments	8,386	52,891
Other	11,836	(424)
Total Net Deferred Tax Assets (Liabilities) Before Valuation Allowance	(66,607)	156,269

Valuation Allowance	(1,881)	(156,269)

Total Net Deferred Tax Assets (Liabilities)	$(68,488)	$—

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2023, 2022 and 2021, the Company did not recognize any interest or penalties in its statements of operations, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2023 and 2022 relating to unrecognized benefits.

The tax years 2023, 2022, 2021 and 2020 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject. Additionally, NOLs from 2011-2023 could be adjusted in the future when such NOLs are utilized.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and 2022.

	Fair Value Measurements at
	December 31, 2023 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$75,733	$—
Commodity Derivatives – Noncurrent Assets	—	10,725	—
Commodity Derivatives – Current Liabilities	—	(16,797)	—
Commodity Derivatives – Noncurrent Liabilities	—	(105,831)	—
Total	$—	$(36,169)	$—

	Fair Value Measurements at
	December 31, 2022 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$34,276	$—
Commodity Derivatives – Noncurrent Assets	—	12,547	—
Commodity Derivatives – Current Liabilities	—	(58,418)	—
Commodity Derivatives – Noncurrent Liabilities	—	(225,905)	—
Interest Rate Derivatives – Noncurrent Assets	—	1,017	—
Contingent Consideration - Current Liabilities	—	(10,107)	—
Total	$—	$(246,590)	$—

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

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s Senior Notes due 2028, Senior Notes due 2031 and Convertible Notes was $735.1 million, $508.8 million and $587.5 million, respectively, at December 31, 2023. These fair values are based on market quotes that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the SOFR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The initial measurement of AROs at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the AROs liability is deemed to use Level 3 inputs.  AROs incurred and acquired during the year ended December 31, 2023 were approximately $4.4 million.

The Company issued common stock warrants as a part of the Veritas Acquisition as purchase consideration. The common stock warrants issued grant holders the right to purchase 1,939,998 shares of the Company’s common stock at an exercise price equal to $28.30 per share (subject to certain adjustments), which are generally exercisable from April 27, 2022 until January 27, 2029. See Note 6 for additional information regarding these warrants. The fair value of the common stock warrants consideration was determined by utilizing an Option Pricing Model. These non-recurring fair value measurements are primarily determined using inputs that are observable or can be corroborated by observable market data (Level 2 inputs).

The Company accounts for acquisitions of oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company’s acquisitions of oil and natural gas properties during the year ended December 31, 2023 and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the years ended December 31, 2023 and 2022.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our financial statements:

	Year ended December 31,
(In thousands)	2023	2022	2021
Cash Received (Paid) on Settled Derivatives	$57,919	$(455,450)	$(165,823)
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	201,331	40,187	(312,370)
Gain (Loss) on Commodity Derivatives, Net	$259,250	$(415,262)	$(478,193)

The following table summarizes open commodity derivative positions as of December 31, 2023, for commodity derivatives that were entered into through December 31, 2023, for the settlement period presented:

	2024	2025	2026	2027
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	7,958,865	2,223,187	1,069,557	—
Weighted-Average Price ($/Bbl)	$74.13	$71.91	$68.94	$—
WTI NYMEX - Swaptions(1)(2):
Volume (Bbl)	—	1,426,075	3,052,495	—
Weighted-Average Price ($/Bbl)	$—	$66.41	$65.01	$—
WTI NYMEX - Call Options(1)(2):
Volume (Bbl)	1,806,210	5,096,640	3,102,500	2,190,000
Weighted-Average Price ($/Bbl)	$71.57	$75.96	$72.59	$80.00
WTI NYMEX - Put Options:
Volume (Bbl)	136,500	—	—	—
Weighted-Average Price ($/Bbl)	$75.00	$—	$—	$—
WTI NYMEX - Collars:
Collar Put Volume (Bbl)	5,470,001	811,539	159,342	—
Collar Call Volume (Bbl)	7,089,089	1,129,962	175,307
Weighted-average floor price (Bbl)	$69.83	$67.76	$62.50	$—
Weighted-average ceiling price (Bbl)	$83.31	$77.16	$70.25	$—
Argus American Crude WTI Midland to WTI NYMEX - Basis Swaps:
Volume (Bbl)	6,211,786	4,106,276	2,094,291	—
Weighted-Average Differential ($/Bbl)	$1.15	$1.04	$1.06	$—

Natural Gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	38,440,787	2,260,000	—	—
Weighted-Average Price ($/MMBtu)	$3.52	$3.90	$—	$—
Henry Hub NYMEX - Swaptions:
Volume (MMBtu)	—	7,300,000	—	—
Weighted-Average Price ($/MMBtu)	$—	$3.88	$—	$—
Waha Swaps:
Volume (MMBtu)	1,830,000	1,825,000	1,825,000	—
Weighted-Average Price ($/MMBtu)	$3.20	$3.20	$3.20	$—
Waha Inside FERC to Henry Hub - Basis Swaps:
Volume (MMBtu)	19,032,000	16,728,000	10,950,000	—
Weighted-Average Differential ($/MMBtu)	$(0.80)	$(0.86)	$(0.78)	$—
Henry Hub NYMEX - Call Options:
Volume (MMBtu)	6,158,050	12,207,700	—	—
Weighted-Average Price ($/MMBtu)	$3.85	$3.73	$—	$—
Henry Hub NYMEX - Collars:
Collar Put Volume (MMBtu)	21,644,086	26,694,006	15,192,303	—
Collar Call Volume (MMBtu)	21,644,086	26,694,006	15,192,303	—
Weighted-average floor price ($/MMBtu)	$3.12	$3.16	$3.13	$—
Weighted-average ceiling price ($/MMBtu)	$4.91	$5.37	$5.66	$—
NE - TETCO M2 - Basis Swaps:
Volume (MMBtu)	15,550,000	3,650,000	1,825,000	—
Weighted-Average Differential ($/MMBtu)	$(0.99)	$(1.01)	$(1.14)	$—

______________
(1)Swaptions are derivative contracts that give counterparties the option to extend certain derivative contracts for additional periods. Call Options are derivative contracts sold by the Company that give counterparties the option to exercise certain derivative contracts. The volumes and prices reflected as Swaptions and Call Options in this table will only be effective if the options are exercised by the applicable counterparties.
(2)In 2028, NOG has 366,000 Bbl open call option contracts at a weighted average price of $80.00 per Bbl.

Interest Rate Derivative Instruments

At times, the Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of December 31, 2023, the Company had no interest rate swaps. The settlement of these derivative instruments is recognized as a component of interest expense in the statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the statements of operations.

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at December 31, 2023 and 2022, respectively.  Certain amounts may be presented on a net basis in the financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

(In thousands)		December 31, Estimated Fair Value
Type of Commodity	Balance Sheet Location	2023	2022
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$61,323	$30,513
Commodity Basis Swap Contracts	Current Assets	4,487	5,620
Commodity Price Collar Contracts	Current Assets	36,619	40,652
Commodity Price Call Option Contracts	Current Assets	17,964	—
Commodity Price Put Option Contracts	Current Assets	664	—
Interest Rate Swap Contracts	Current Assets	—	1,017
Commodity Price Swap Contracts	Noncurrent Assets	16,621	11,490
Commodity Basis Swap Contracts	Noncurrent Assets	1,874	547
Commodity Price Collar Contracts	Noncurrent Assets	26,841	29,538
Commodity Price Call Option Contracts	Noncurrent Assets	3,635	—
Total Derivative Assets		$170,029	$119,377

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(8,079)	$(53,386)
Commodity Basis Swap Contracts	Current Liabilities	(6,796)	(4,407)
Commodity Price Swaptions Contracts	Current Liabilities	(1,496)	—
Commodity Price Collar Contracts	Current Liabilities	(14,370)	(29,218)
Commodity Price Call Option Contracts	Current Liabilities	(31,380)	(13,916)
Commodity Price Swap Contracts	Noncurrent Liabilities	(2,288)	(8,343)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(8,922)	(3,071)
Commodity Price Collar Contracts	Noncurrent Liabilities	(18,849)	(33,210)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(78,123)	(132,794)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(35,896)	(77,515)
Total Derivative Liabilities		$(206,198)	$(355,860)

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

	Estimated Fair Value at December 31, 2023
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$121,057	$(45,324)	$75,733
Non-Current Assets	48,971	(38,246)	10,725
Total Derivative Assets	$170,029	$(83,570)	$86,459

Offsetting of Derivative Liabilities:
Current Liabilities	$(62,120)	$45,324	$(16,797)
Non-Current Liabilities	(144,077)	38,246	(105,831)
Total Derivative Liabilities	$(206,198)	$83,570	$(122,628)

	Estimated Fair Value at December 31, 2022
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) Presented in the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$77,802	$(42,509)	$35,293
Non-Current Assets	41,575	(29,028)	12,547
Total Derivative Assets	$119,377	$(71,537)	$47,840

Offsetting of Derivative Liabilities:
Current Liabilities	$(100,927)	$42,509	$(58,418)
Non-Current Liabilities	(254,933)	29,028	(225,905)
Total Derivative Liabilities	$(355,860)	$71,537	$(284,324)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of December 31, 2023.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at December 31, 2023 and 2022.

NOTE 13     EARNINGS PER SHARE

The reconciliation of the numerators and denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2023, 2022 and 2021 are as follows:

	December 31,
(In thousands, except share and per share data)	2023	2022	2021
Net Income	$922,969	$773,237	$6,361
Less: Cumulative Dividends on Preferred Stock	—	9,803	14,761
Less: Premium on Repurchase of Preferred Stock	—	35,731	—
Net Income (Loss) Attributable to Common Stock	$922,969	$727,703	$(8,400)

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	91,483,687	78,557,216	62,989,543
Plus: Dilutive Effect of Restricted Stock, Preferred Stock, Convertible Notes, and Common Stock Warrants	577,260	8,118,149	—
Weighted Average Common Shares Outstanding – Diluted	92,060,947	86,675,365	62,989,543

Net Income (Loss) per Common Share:
Basic	$10.09	$9.26	$(0.13)
Diluted	$10.03	$8.92	$(0.13)

For the year ended December 31, 2021, the Company’s potentially dilutive securities, which include restricted stock and convertible preferred shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following securities have been excluded from the calculation of diluted weighted average common shares outstanding as the inclusion of these securities would have an anti-dilutive effect:

	December 31,
	2023	2022	2021
Restricted Stock Awards	—	—	150,011
Convertible Notes	—	—	—
Series A Preferred Stock (if converted)	—	—	9,758,871
Warrants	—	—	468,325
Total	—	—	10,377,207

NOTE 14     SUBSEQUENT EVENTS

In January 2024, the Company completed its acquisition of certain oil and gas properties, interests and related assets in the Delaware Basin from a private seller, effective as of November 1, 2023. The total consideration paid to the seller at closing included 107,657 shares of common stock and $147.0 million in cash, a portion of which was funded by a $17.1 million deposit paid at signing in November 2023. The cash closing consideration remains subject to customary post-closing adjustments.

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

Costs Incurred and Capitalized Costs

The costs incurred in crude oil and natural gas acquisition, exploration and development activities are highlighted in the table below.

	December 31,
(In thousands)	2023	2022	2021
Costs Incurred for the Year:
Proved Property Acquisition and Other	$1,288,437	$1,036,412	$434,519
Unproved Property Acquisition	3,414	$51,097	$19,358
Development	639,203	386,972	202,325
Total	$1,931,054	$1,474,482	$656,202

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.  The following is a summary of capitalized costs excluded from depletion at December 31, 2023 by year incurred.

	December 31,
(In thousands)	2023	2022	2021	Prior Years
Property Acquisition	$2,064	$12,865	$12,097	$9,759
Development	—	—	—	—
Total	$2,064	$12,865	$12,097	$9,759

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

(In thousands)	Natural Gas (MCF)	Oil (BBLS)	BOE
Proved Developed and Undeveloped Reserves at December 31, 2020	159,641	96,025	122,632

Revisions of Previous Estimates	89,115	19,914	34,766
Extensions, Discoveries and Other Additions	32,432	12,759	18,164
Purchases of Minerals in Place	700,610	14,985	131,753
Production	(44,074)	(12,288)	(19,634)

Proved Developed and Undeveloped Reserves at December 31, 2021	937,724	131,395	287,682

Revisions of Previous Estimates	(14,678)	(2,787)	(5,233)
Extensions, Discoveries and Other Additions	54,431	22,563	31,635
Purchases of Minerals in Place	99,760	27,660	44,286
Production	(68,829)	(16,090)	(27,562)

Proved Developed and Undeveloped Reserves at December 31, 2022	1,008,407	162,741	330,808

Revisions of Previous Estimates	(166,121)	(33,954)	(61,641)
Extensions, Discoveries and Other Additions	67,796	28,123	39,422
Purchases of Minerals in Place	190,376	35,446	67,176
Production	(84,342)	(22,013)	(36,070)

Proved Developed and Undeveloped Reserves at December 31, 2023	1,016,116	170,342	339,695

Proved Developed Reserves:
December 31, 2021	498,558	87,505	170,598
December 31, 2022	611,856	112,626	214,602
December 31, 2023	677,979	121,865	234,861
Proved Undeveloped Reserves:
December 31, 2021	439,165	43,890	117,084
December 31, 2022	396,551	50,115	116,207
December 31, 2023	338,138	48,477	104,833

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

Notable changes in proved reserves for the year ended December 31, 2023 included the following:

•Extensions and discoveries. In 2023, total extensions and discoveries of 39.4 MMBoe were primarily attributable to successful drilling operations as well as the addition of proved undeveloped locations. Included in these extensions and discoveries were 14.8 MMBoe as a result of successful drilling operations and 24.6 MMBoe as a result of additional proved undeveloped locations.

•Purchases of minerals in place. In 2023, total purchases of minerals in place of 67.2 MMBoe were primarily attributable to acquisitions of oil and natural gas properties (see Note 3).

•Revisions to previous estimates. In 2023, revisions to previous estimates decreased proved developed and undeveloped reserves by a net amount of 61.6 MMBoe. Included in these revisions were 28.3 MMBoe of downward adjustments caused by lower crude oil and natural gas prices, a 2.7 MMBoe downward adjustment attributable to increased operating costs, a 3.9 MMBoe downward adjustment attributable to well performance when comparing the Company’s reserve estimates at December 31, 2023 to December 31, 2022 and 26.7 MMBoe of downward adjustments related to the removal of undeveloped drilling locations related to the 5-year rule and other adjustments.

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

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves, and the changes in standardized measure of discounted future net cash flows relating to proved crude oil and natural gas were prepared in accordance with the provisions of ASC 932 Extractive Activities - Oil and Gas. Future cash inflows were computed by applying average prices of crude oil and natural gas for the last 12 months to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.  Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved crude oil and natural gas reserves, less the tax basis of properties involved and tax credits and loss carry forwards relating to crude oil and natural gas producing activities.  Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s crude oil and natural gas reserves. All estimated future costs to settle the Company’s asset retirement obligations have been included in our calculation of the standardized measure for each period presented.

	December 31,
(In thousands)	2023	2022	2021
Future Cash Inflows	$16,008,048	$22,452,776	$11,339,861
Future Production Costs	(6,627,373)	(6,820,784)	(4,213,186)
Future Development Costs	(1,358,405)	(1,145,225)	(932,480)
Future Income Tax Expense	(1,380,854)	(2,764,111)	(947,303)
Future Net Cash Inflows	$6,641,417	$11,722,656	$5,246,892

10% Annual Discount for Estimated Timing of Cash Flows	(2,485,180)	(5,285,758)	(2,356,783)

Standardized Measure of Discounted Future Net Cash Flows	$4,156,237	$6,436,898	$2,890,109

The twelve-month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves.  The price of other liquids is included in natural gas.  The prices for the Company’s reserve estimates were as follows:

	Natural Gas MCF	Oil Bbl
December 31, 2023	$3.10	$75.51
December 31, 2022	$7.43	$91.95
December 31, 2021	$3.37	$62.25

The expected tax benefits to be realized from utilization of the net operating loss and tax credit carryforwards are used in the computation of future income tax cash flows.  As a result of available net operating loss carryforwards and the remaining tax basis of its assets at December 31, 2023, the Company’s future income taxes were significantly reduced.

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum follow:

	December 31,
(In thousands)	2023	2022	2021
Beginning of Period	$6,436,898	$2,890,109	$712,011
Sales of Oil and Natural Gas Produced, Net of Production Costs	(1,390,656)	(1,566,927)	(727,317)
Extensions and Discoveries	683,258	888,067	258,399
Previously Estimated Development Cost Incurred During the Period	327,768	147,439	85,526
Net Change of Prices and Production Costs	(3,241,176)	3,424,794	1,366,197
Change in Future Development Costs	(237,627)	141,884	(103,806)
Revisions of Quantity and Timing Estimates	(1,061,840)	(134,880)	607,774
Accretion of Discount	790,216	334,109	71,254
Change in Income Taxes	617,405	(1,014,277)	(450,455)
Purchases of Minerals in Place	1,200,155	1,157,060	940,910
Other	31,835	169,521	129,615
End of Period	$4,156,237	$6,436,898	$2,890,109