Form 10-Q
period 2024-03-31
NORTHERN OIL & GAS, INC.
filed 2024-04-30
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of April 26, 2024, there were 101,055,323 shares of our common stock, par value $0.001, outstanding.

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

v

NORTHERN OIL AND GAS, INC.
FORM 10-Q

March 31, 2024

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS

(In thousands, except par value and share data)	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$32,468	$8,195
Accounts Receivable, Net	331,119	370,531
Advances to Operators	6,794	49,210
Prepaid Expenses and Other	2,566	2,489
Derivative Instruments	36,710	75,733
Income Tax Receivable	3,139	3,249
Total Current Assets	412,796	509,407

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	8,877,966	8,428,518
Unproved	34,507	36,785
Other Property and Equipment	8,120	8,069
Total Property and Equipment	8,920,593	8,473,372
Less – Accumulated Depreciation, Depletion and Impairment	(4,715,097)	(4,541,808)
Total Property and Equipment, Net	4,205,496	3,931,563

Derivative Instruments	1,070	10,725
Acquisition Deposit	—	17,094
Other Noncurrent Assets, Net	14,439	15,466

Total Assets	$4,633,801	$4,484,255

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$156,233	$192,672
Accrued Liabilities	161,507	147,943
Accrued Interest	28,044	26,219
Derivative Instruments	80,290	16,797
Other Current Liabilities	1,936	2,130
Total Current Liabilities	428,010	385,761

Long-term Debt, Net	1,938,731	1,835,554
Deferred Tax Liability	71,249	68,488
Derivative Instruments	151,308	105,831
Asset Retirement Obligations	39,899	38,203
Other Noncurrent Liabilities	2,625	2,741

Total Liabilities	$2,631,822	$2,436,578

Commitments and Contingencies

Stockholders’ Equity

Common Stock, Par Value $.001; 135,000,000 Shares Authorized; 101,044,071 Shares Outstanding at 3/31/2024 100,761,148 Shares Outstanding at 12/31/2023	503	503
Additional Paid-In Capital	2,067,660	2,124,963
Retained Deficit	(66,183)	(77,790)
Total Stockholders’ Equity	2,001,980	2,047,676
Total Liabilities and Stockholders’ Equity	$4,633,801	$4,484,255
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2024	2023
Revenues
Oil and Gas Sales	$532,041	$426,234
Gain (Loss) on Commodity Derivatives, Net	(138,531)	153,656
Other Revenues	2,838	2,324
Total Revenues	396,348	582,214

Operating Expenses
Production Expenses	105,447	78,088
Production Taxes	51,210	34,918
General and Administrative Expenses	11,393	13,000
Depletion, Depreciation, Amortization and Accretion	173,958	94,618
Other Expenses	2,019	1,001
Total Operating Expenses	344,027	221,625

Income From Operations	52,321	360,589

Other Income (Expense)
Interest Expense, Net of Capitalization	(37,925)	(30,143)
Loss on Unsettled Interest Rate Derivatives, Net	—	(1,017)
Gain on Extinguishment of Debt, Net	—	659
Contingent Consideration Gain	—	6,176
Other Income (Expense)	56	4,619
Total Other Income (Expense)	(37,869)	(19,706)

Income Before Income Taxes	14,452	340,883

Income Tax Expense	2,846	692

Net Income	$11,606	$340,191

Net Income Per Common Share – Basic	$0.12	$4.01
Net Income Per Common Share – Diluted	$0.11	$3.98
Weighted Average Common Shares Outstanding – Basic	100,442,472	84,915,729
Weighted Average Common Shares Outstanding – Diluted	101,636,132	85,407,197
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash Flows from Operating Activities
Net Income	$11,606	$340,191
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization, and Accretion	173,958	94,618
Amortization of Debt Issuance Costs	2,203	1,751
Gain on Extinguishment of Debt	—	(659)
Amortization of Bond Premium/Discount on Long-term Debt	(284)	(510)
Deferred Income Taxes	2,760	692
Unrealized (Gain) Loss of Derivative Instruments	157,648	(138,970)
Gain on Contingent Consideration	—	(6,176)
Stock-Based Compensation Expense	2,274	2,151
Other	2,316	3,084
Changes in Working Capital and Other Items:
Accounts Receivable, Net	39,719	(2,866)
Prepaid and Other Expenses	(78)	(314)
Accounts Payable	2,641	(11,903)
Accrued Interest	1,793	(8,915)
Accrued Liabilities and Expenses	(4,409)	(2,866)
Net Cash Provided by Operating Activities	392,147	269,308

Cash Flows from Investing Activities
Capital Expenditures on Oil and Natural Gas Properties	(407,006)	(460,982)
Purchases of Other Property and Equipment	(50)	(238)
Net Cash Used for Investing Activities	(407,056)	(461,220)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	180,000	337,000
Repayments on Revolving Credit Facility	(78,000)	(87,000)
Repurchase of Senior Notes Due 2028	—	(18,436)
Debt Issuance Costs Paid	—	(32)
Repurchases of Common Stock	(20,007)	(8,004)
Restricted Stock Surrenders - Tax Obligations	(2,712)	(2,616)
Common Dividends Paid	(40,099)	(25,454)
Net Cash Provided by Financing Activities	39,183	195,458

Net Increase in Cash and Cash Equivalents	24,273	3,545

Cash and Cash Equivalents - Beginning of Period	8,195	2,528

Cash and Cash Equivalents - End of Period	32,468	6,073
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2023	100,761,148	$503	—	$—	$2,124,963	$(77,790)	$2,047,676

Issuance of Common Stock	139,873	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	2,296	—	2,296
Restricted Stock Surrenders - Tax Obligations	(71,548)	—	—	—	(2,712)	—	(2,712)
Acquisitions of Oil and Natural Gas Properties	107,657	—	—	—	3,737	—	3,737
Issuance of Common Stock in Exchange for Warrants	656,297	1	—	—	(1)	—	—
Repurchases of Common Stock	(549,356)	(1)	—	—	(20,206)	—	(20,207)
Common Stock Dividends Declared	—	—	—	—	(40,418)	—	(40,418)
Net Income	—	—	—	—	—	11,606	11,606
March 31, 2024	101,044,071	$503	—	$—	$2,067,660	$(66,183)	$2,001,980

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2022	85,165,807	$487	—	$—	$1,745,532	$(1,000,759)	$745,260

Issuance of Common Stock	193,293	—	—	—	—	—	—
Restricted Stock Forfeitures	(6,854)	—	—	—	(54)	—	(54)
Share Based Compensation	—	—	—	—	2,316	—	2,316
Restricted Stock Surrenders - Tax Obligations	(98,052)	—	—	—	(2,616)	—	(2,616)
Issuance of Common Stock in Exchange for Warrants	403,780	—	—	—	—	—	—
Repurchases of Common Stock	(287,751)	—	—	—	(8,004)	—	(8,004)
Common Stock Dividends Declared	—	—	—	—	(29,026)	—	(29,026)
Net Income	—	—	—	—	—	340,191	340,191
March 31, 2023	85,370,223	$487	—	$—	$1,708,147	$(660,568)	$1,048,067

___________
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
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

NOTE 2     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial information included herein is unaudited. The balance sheet as of December 31, 2023 has been derived from the Company’s audited financial statements for the year ended December 31, 2023. However, such information includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023, which were included in the Company’s 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three months ended March 31, 2024 and 2023, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two primary sources: oil sales and natural gas and NGL sales. Substantially all of the Company’s oil and natural gas sales come from three geographic areas in the United States: the Williston Basin (North Dakota and Montana), the Permian Basin (New Mexico and Texas), and the Appalachian Basin (Ohio and Pennsylvania). The following table presents the disaggregation of the Company’s oil revenues and natural gas and NGL revenues by basin for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$221,375	$244,180	$124	$465,679	$212,723	$142,655	$—	$355,378
Natural Gas and NGL Revenues	25,043	29,370	11,949	66,362	32,423	23,104	15,329	70,856
Other	—	2,838	—	2,838	—	2,324	—	2,324
Total	$246,418	$276,388	$12,073	$534,879	$245,146	$168,083	$15,329	$428,558

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the exploration, development and production activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three months ended March 31, 2024, the Company’s top four operators made up 37% of total oil and natural gas sales, with one operator comprising of more than 10% but less than 15%. For the three months ended March 31, 2023, the Company’s top four operators made up 38% of total oil and natural gas sales, with two operators comprising of more than 10% but less than 15%.

The Company faces concentration risk due to the fact that substantially all of its oil and natural gas revenue is sourced from a limited number of geographic areas of operations. As a result, the Company is disproportionately exposed to risks that affect one or more of those areas in the Williston Basin (North Dakota and Montana), the Permian Basin (New Mexico and Texas), and the Appalachian Basin (Ohio and Pennsylvania).

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

Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) are computed by dividing net income (loss) attributable to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock options or warrants and vesting of restricted stock awards, and shares issuable upon conversion of the Convertible Notes (see Note 4). The number of potential common shares outstanding are calculated using the treasury stock or if-converted method.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2024	2023
Net Income	$11,606	$340,191

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	100,442,472	84,915,729
Plus: Dilutive Effect of Restricted Stock, Convertible Notes and Common Stock Warrants	1,193,660	491,468
Weighted Average Common Shares Outstanding – Diluted	101,636,132	85,407,197

Net Income per Common Share:
Basic	$0.12	$4.01
Diluted	$0.11	$3.98

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock	5,315	610

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Three Months Ended March 31,
(In thousands)	2024	2023
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$35,981	$28,878
Cash Paid (Refunded) During the Period for Income Taxes	(25)	—

Non-cash Investing Activities:
Capital Expenditures on Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	211,287	217,065
Capitalized Asset Retirement Obligations	1,890	962
Compensation Capitalized on Oil and Gas Properties	22	111

Non-cash Financing Activities:
Issuance of Common Stock in Exchange for Warrants	23,338	13,328
Common Stock Dividends Declared, But Not Paid	40,418	29,021
Repurchases of Common Stock - Excise Tax	200	—

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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The Company did not have any impairment of its proved oil and gas properties for the three months ended March 31, 2024 and 2023.

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

2024 Acquisitions

In addition to the closing of the Delaware Acquisition (as defined below), during the three months ended March 31, 2024, the Company acquired oil and natural gas properties through a number of smaller independent transactions for a total of $4.9 million.

Delaware Acquisition

In January 2024, the Company completed its acquisition of certain oil and gas properties, interests and related assets in the Delaware Basin from a private seller, effective as of November 1, 2023 (the “Delaware Acquisition”).

The total consideration paid to the seller at closing included 107,657 shares of common stock and $147.8 million in cash, a portion of which was funded by a $17.1 million deposit paid at signing in November 2023. As a result of customary post-closing adjustments, the Company increased its proved oil and natural gas properties and total consideration by $4.0 million subsequent to closing.

The results of operations from the acquisition from the January 16, 2024 closing date through March 31, 2024 represented approximately $11.2 million of revenue and $4.7 million of income from operations. The Company incurred $0.6 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$151,912
Total assets acquired	151,912
Asset retirement obligations	(380)
Net assets acquired	$151,531

Fair value of consideration paid for net assets:
Cash consideration	$147,794
Non-cash consideration	3,737
Total fair value of consideration transferred	$151,531

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

The results of operations from the acquisition from the January 5, 2023 closing date through December 31, 2023 represented approximately $157.0 million of revenue and $102.3 million of income from operations. The Company incurred $3.5 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$320,395
Total assets acquired	320,395
Asset retirement obligations	(451)
Net assets acquired	$319,944

Fair value of consideration paid for net assets:
Cash consideration	$319,944
Total fair value of consideration transferred	$319,944

Forge Acquisition

On June 30, 2023, the Company completed its acquisition (the “Forge Acquisition”) of certain Permian Delaware Basin assets from Forge Energy II Delaware, LLC (“Forge”), effective as of March 1, 2023. At closing, the Company acquired a 30% undivided stake in the assets sold by Forge, with Vital Energy, Inc., an unaffiliated third party, acquiring the other 70% and becoming the operator of the acquired assets.

The total consideration at closing, net to the Company, was $167.9 million in cash. As a result of customary post-closing adjustments, the Company reduced its proved oil and natural gas properties and total consideration by $0.7 million subsequent to closing.

The results of operations from the acquisition from the June 30, 2023, closing date through December 31, 2023 represented approximately $46.0 million of revenue and $29.3 million of income from operations. The Company incurred $2.3 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

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

The results of operations from the acquisition from the August 15, 2023 closing date through December 31, 2023 represented approximately $78.5 million of revenue and $40.9 million of income from operations. The Company incurred $4.6 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$474,417
Total assets acquired	474,417
Asset retirement obligations	(813)
Accrued Liabilities	(5,168)
Net assets acquired	$468,436

Fair value of consideration paid for net assets:
Cash consideration	$468,436
Total fair value of consideration transferred	$468,436

Pro Forma Information

The following summarized unaudited pro forma condensed statement of operations information for the three months ended March 31, 2024 and 2023, assumes that the Delaware Acquisition and each of the 2023 Bolt-on Acquisitions occurred as of January 1, 2023. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisitions as of January 1, 2023, or that would be attained in the future.

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
Total Revenues	$399,298	$713,503
Net Income (Loss)	11,855	433,053

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or impaired. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. For the three months ended March 31, 2024 and 2023, unproved properties of $1.1 million and $0.6 million, respectively, were impaired.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	March 31, 2024
(In thousands)	Principal Balance	Unamortized Premium/Discount	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$263,000	$—	$—	$263,000
Senior Notes due 2028	705,108	7,871	(8,802)	704,177
Convertible Notes due 2029	500,000	—	(13,611)	486,389
Senior Notes due 2031	500,000	(6,379)	(8,455)	485,166
Total	$1,968,108	$1,492	$(30,868)	$1,938,731

	December 31, 2023
	Principal Balance	Unamortized Premium/Discount	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$161,000	$—	$—	$161,000
Senior Notes due 2028	705,108	8,376	(9,366)	704,117
Convertible Notes due 2029	500,000	—	(14,214)	485,786
Senior Notes due 2031	500,000	(6,600)	(8,749)	484,651
Total	$1,866,108	$1,776	$(32,330)	$1,835,554
________________
(1)Debt issuance costs related to the Company’s Revolving Credit Facility of $9.9 million and $10.6 million as of March 31, 2024 and December 31, 2023, are recorded in “Other Noncurrent Assets, Net” in the balance sheets.

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

The Revolving Credit Facility is comprised of revolving loans and letters of credit and is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. As of March 31, 2024, the borrowing base was $1.8 billion and the aggregate elected commitment amount was $1.25 billion. On April 29, 2024, the borrowing base was reaffirmed at $1.8 billion and the aggregate elected commitment amount was increased to $1.5 billion. The Company’s borrowing availability under the Revolving Credit Facility is set at the lesser of the borrowing base and the elected commitment amount. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available to each of the Company and the Agent (acting at the direction of the lenders holding at least two-thirds of commitments and loans outstanding under the Revolving Credit Facility) between scheduled redeterminations. Upon an acquisition of oil and gas properties with an aggregate value exceeding 5% of the borrowing base, the Company may request an additional redetermination. The scheduled redeterminations are based on a December 31st or June 30th reserve report, as applicable, prepared under the supervision of the Company’s chief engineer and, in the case of the December 31st reserve report, audited by an approved petroleum engineer (reasonably acceptable to the Agent). The Company has the option to seek commitments for term loans, which such term loans (if obtained) are capped at the least of (i) the borrowing base minus the aggregate elected commitment amount minus the then-outstanding principal amount of term loans, (ii) the aggregate elected commitment amount minus the then-outstanding principal amount of term loans and (iii) $500.0 million. Such term loans are subject to certain other terms of the Revolving Credit Facility.

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

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), divided by consolidated current liabilities excluding current non-cash obligations under ASC 815, current maturities under the Revolving Credit Facility and current maturities of any long-term debt) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of March 31, 2024.

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

Before October 16, 2028, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after October 16, 2028, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of its common stock. However, upon conversion of any Convertible Notes, the conversion value, which will be determined over a period of 40 trading days, will be paid in cash up to at least the principal amount of the Convertible Notes being converted. The initial conversion rate was 26.3104 shares of common stock per $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $38.01 per share of common stock. The conversion rate and conversion price are subject to customary anti-dilution and other adjustments upon the occurrence of certain events. As of March 31, 2024, the conversion rate was 26.5943 shares of common stock per $1,000 principal amount of Convertible Notes, which represented a conversion price of approximately $37.60 per share of common stock. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to any significant subsidiary that the Company may form or acquire in the future) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Convertible Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the Trustee (as defined in the Convertible Notes Indenture), by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of Convertible Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Convertible Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Convertible Notes Indenture consists exclusively of the right of the noteholders to receive special interest on the Convertible Notes for up to 365 days at a specified rate per annum not exceeding 0.25% on the principal amount of the Convertible Notes for the first 180 days and, thereafter, at a specified rate per annum not exceeding 0.50% on the principal amount of the Convertible Notes.

Capped Call Transactions

In October 2022, in connection with the Convertible Notes offering described above, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the Convertible Notes and/or their respective affiliates and/or other financial institutions. The Company paid $36.1 million in total consideration to enter into the Capped Call Transactions. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, the number of shares of common stock initially underlying the Convertible Notes. The Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions was initially approximately $52.17 per share of common stock, which represents a premium of 75% over the last reported sale price of the common stock of $29.81 per share on October 11, 2022, and is subject to certain customary adjustments under the terms of the Capped Call Transactions. As of March 31, 2024, the cap price of the Capped Call Transactions was approximately $51.61 per share of common stock.

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

The Senior Notes due 2031 will mature on June 15, 2031. Interest is payable semi-annually in arrears on each June 15 and December 15, to holders of record on the June 1 and December 1 immediately preceding the related interest payment date, at a rate of 8.750% per annum. Prior to June 15, 2026, the Company may redeem up to 35% of the aggregate principal amount of Senior Notes due 2031, upon not less than 10 or more than 60 days’ notice, at a redemption price of 108.750% of the principal amount of the Senior Notes due 2031 redeemed, plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date), in an amount not greater than the net cash proceeds of one or more equity offerings by the Company, provided that (i) at least 65% of the aggregate principal amount of Senior Notes due 2031 issued under the 2031 Notes Indenture (including any Additional Notes (as defined in the 2031 Notes Indenture) but excluding the Senior Notes due 2031 held by the Company and its Subsidiaries (as defined in the 2031 Notes Indenture)) remains outstanding immediately after the occurrence of such redemption (unless all Senior Notes due 2031 are redeemed substantially concurrently) and (ii) the redemption occurs within 180 days of the date of the closing of each such equity offering. In addition, prior to June 15, 2026, the Company may redeem all or a part of the Senior Notes due 2031, on any one or more occasions, upon not less than 10 or more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the Senior Notes due 2031 redeemed, plus an applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

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

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue up to 135,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2024, the Company had 101,044,071 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024, the Company had zero shares of preferred stock issued and outstanding.

2024 Activity

Common Stock

During the three months ended March 31, 2024, 71,548 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards. The total value of these shares was approximately $5.8 million, which is based on the market prices on the dates the shares were surrendered.

During the three months ended March 31, 2024, the Company issued 656,297 shares of common stock in exchange for the surrender and cancellation of outstanding warrants to purchase common stock, which immediately prior to their cancellation were exercisable for an aggregate of approximately 1,223,963 shares of common stock at an exercise price of $26.3324 per share.

During the three months ended March 31, 2024, the Company issued 107,657 shares of its common stock as partial consideration for the Delaware Acquisition (see Note 3).

Dividends

In February 2024, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.40 per share. The dividend was paid on April 30, 2024 to stockholders of record as of the close of business on March 28, 2024.

Stock Repurchase Program

In May 2022, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the three months ended March 31, 2024, the Company repurchased 549,356 shares of its common stock for $20.2 million (including commissions and $0.2 million in excise tax) under the Company’s current stock repurchase program.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION AND WARRANTS

Stock-Based Compensation

The Company maintains the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) for the purpose of making equity-based awards to employees, directors and other eligible persons. As of March 31, 2024, there were 2,864,843 shares available for future awards or settlement of awards under the 2018 Plan.

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

Issuances made pursuant to the 2018 Plan are summarized as follows:

The Company issues share-based awards in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and share appreciation awards (“SARs”), subject to various vesting conditions as compensation to executive officers, employees and directors of the Company. Typically, RSAs issued to employees and executive officers contain a service condition only and generally vest over three or four years. Typically, RSUs and SARs contain both a service and market condition. Market conditions can be the Company’s absolute total shareholder return (“TSR”), the Company’s TSR ranking among its peer companies or the Company’s market capitalization growth measured over a defined performance period. Grantees’ continued employment through the end of the performance period is required for such RSUs and SARs to vest. RSAs issued to directors generally vest either immediately or over one year, subject to continued service and provided that any performance and/or market conditions are also met.

For awards subject to service and/or performance vesting conditions, the grant date fair value is established based on the closing price of the Company’s common stock on such date. Stock-based compensation expense for awards subject to only service conditions is recognized on a straight-line basis over the service period. Stock-based compensation expense for awards subject to both service and performance conditions are recognized on a graded basis if it is probable that the performance condition will be achieved. The Company accounts for forfeitures of awards granted under these plans as they occur in determining stock-based compensation expense.

For awards subject to a market condition, the grant date fair value is estimated using a Monte Carlo valuation model. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if vesting does not actually occur. The Monte Carlo model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility is calculated based on the historical volatility and implied volatility of the Company’s common stock, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period.

Service-Based RSAs

The following table reflects the outstanding service-based RSAs and activity related thereto for the three months ended March 31, 2024:

	Service-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2023	497,722	$27.45
Shares granted	139,873	35.39
Shares forfeited	—	—
Shares vested	(157,130)	24.04
Outstanding at March 31, 2024	480,465	$35.40

At March 31, 2024, there was $14.8 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 1.84 years. For the three months ended March 31, 2024 and 2023, the total fair value of the Company’s RSAs vested was $5.8 million and $5.5 million, respectively. For the three months ended March 31, 2024, the compensation expenses associated with these awards were $1.5 million.

Performance Equity Awards

In April 2022, the Company granted performance equity awards under its 2022 executive compensation program to certain executive officers. The awards were subject to a market condition, which was based on a comparison of the Company versus a defined peer group with respect to TSR based on the last 20 trading days of 2022 compared to the same period of 2021 (“2022 TSR Awards”). Depending on the Company’s TSR relative to the defined peer group, the award recipients in the aggregate could earn between zero and $2.4 million in the form of awards expected to be settled in restricted shares of the Company’s common stock with service-based vesting over three years. In January 2023, the Company issued 74,220 restricted shares of common stock in settlement of these awards, with service-based vesting over three years. The shares are included in the above table.

In December 2023, the Company granted performance equity awards, in the form of RSUs, that are subject to the achievement of either the Company’s absolute TSR or a comparison of the Company’s TSR versus a defined peer group based on the last 20 trading days of 2025 compared to the same period of 2022 (“2023 TSR Awards”). The number of RSUs issued as a target amount on the grant date was 83,710. Depending on the Company’s stock performance, the number of common shares grantees shall be entitled to receive following the end of the performance period on December 31, 2025, can range from zero to 166% of the target amount. The grant date fair value for these awards ranges from $35.73 per share to $52.41 per share. For the three months ended March 31, 2024, the compensation expenses associated with these awards were $0.5 million. As of March 31, 2024, the unrecognized compensation expenses were $3.3 million, which will be amortized over the remaining performance period.

The following table reflects the outstanding 2023 TSR Awards and activity related thereto for the three months ended March 31, 2024:

	2023 TSR Awards
	Number of Units	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2023	83,710	$44.49
Units granted	—	—
Units forfeited	—	—
Units vested	—	—
Outstanding at March 31, 2024	83,710	$44.49

In December 2023, the Company also granted performance equity awards, in the form of SARs, that are subject to the achievement of an annualized adjusted market capitalization appreciation rate measured based on the last 20 trading days of 2027 compared to the same period of 2022 (“2023 SARs Awards”). The final payout (if any) will be a dollar amount, which may be settled in cash, shares or a combination of both at the Company’s option. The Company plans to settle the 2023 SARs Awards by issuing a number of common shares equal to the payout amount divided by the trailing 20-day average price as of the last trading day of 2027. In 2023, the Company issued SARs with an aggregate grant-date fair value of $6.0 million. For the three months ended March 31, 2024, the compensation expenses associated with these awards were $0.4 million. As of March 31, 2024, the unrecognized compensation expenses for these awards were $5.6 million, which will be amortized over the remaining performance period.

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

	2022	2023
	TSR Awards	TSR Awards	SARs Awards
Risk-free interest rate	1.69%	4.23%	3.92%
Dividend yield	2.40%	—%	4.30%
Expected volatility	56.94%	56.40%	72.30%
Company’s closing stock price on grant date	$24.98	$37.07	$37.07

Warrants

In January 2022, as partial consideration for the purchase of certain oil and gas properties, the Company issued warrants to purchase 1,939,998 shares of the Company’s common stock at an exercise price equal to $28.30 per share (subject to certain anti-dilution adjustments) (the “Warrants”).

In March 2023, the Company issued 403,780 shares of common stock in exchange for the surrender and cancellation of a portion of the Warrants. Immediately prior to their cancellation, such Warrants that were surrendered were exercisable for an aggregate of approximately 824,602 shares of common stock at an exercise price of $27.4946 per share. Neither the Company nor the holders paid any cash consideration in the transaction.

In March 2024, the Company issued 656,297 shares of common stock in exchange for the surrender and cancellation of all of the remaining Warrants. Immediately prior to their cancellation, such Warrants that were surrendered were exercisable for an aggregate of approximately 1,223,963 shares of common stock at an exercise price of $26.3324 per share. Neither the Company nor the holders paid any cash consideration in the transaction.

The following table reflects the outstanding warrants and activity related thereto for the three months ended March 31, 2024:

Warrants
	Number of Warrants	Weighted-average Exercise Price
Outstanding at December 31, 2023	1,223,963	$26.33
Issued	—	—
Anti-Dilution Adjustments for Common Stock Dividends	—	—
Exercised	—	—
Cancelled	(1,223,963)	26.33
Expired	—	—
Outstanding at March 31, 2024	—	$—

NOTE 7     COMMITMENTS & CONTINGENCIES

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

NOTE 8     INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2024 and 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to the non-deductibility of permanent items, state income taxes, and discrete items during the three months ended March 31, 2024 and the recognition of a full valuation allowance during the three months ended March 31, 2023.

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

The Company’s income tax expense (benefit) was $2.8 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. The effective tax rates for the three months ended March 31, 2024 and 2023 were 19.7% and 0.2%, respectively.

NOTE 9     FAIR VALUE

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements at March 31, 2024 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$36,710	$—
Commodity Derivatives – Noncurrent Assets	—	1,070	—
Commodity Derivatives – Current Liabilities	—	(80,290)	—
Commodity Derivatives – Noncurrent Liabilities	—	(151,308)	—
Total	$—	$(193,817)	$—

	Fair Value Measurements at December 31, 2023 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$75,733	$—
Commodity Derivatives – Noncurrent Assets	—	10,725	—
Commodity Derivatives – Current Liabilities	—	(16,797)	—
Commodity Derivatives – Noncurrent Liabilities	—	(105,831)	—
Total	$—	$(36,169)	$—

Commodity Derivatives. The Level 2 instruments presented in the tables above consist of commodity derivative instruments (see Note 10).  The fair value of the Company’s commodity derivative instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of commodity derivative contracts is reflected in the condensed balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Fair Value of Other Financial Instruments

The carrying amounts of cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments.
Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s Senior Notes due 2028, Convertible Notes due 2029 and Senior Notes due 2031 was $714.8 million, $606.2 million and $528.1 million, respectively, at March 31, 2024. These fair values are based on market quotes that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the SOFR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, Asset Retirement and Environmental Obligations.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the three months ended March 31, 2024 were approximately $1.1 million.

The Company issued common stock warrants in January 2022 as a part of the purchase consideration for certain oil and gas properties acquired by the Company. Upon issuance, the Warrants granted holders the right to purchase 1,939,998 shares of the Company’s common stock at an exercise price equal to $28.30 per share (subject to certain adjustments), generally exercisable from April 27, 2022 until January 27, 2029. A portion of the Warrants were surrendered and cancelled in March 2023, and the remaining Warrants were surrendered and cancelled in March 2024, in each case in exchange for shares of common stock. See Note 6. The fair value of the Warrants consideration was determined by utilizing an Option Pricing Model. These non-recurring fair value measurements are primarily determined using inputs that are observable or can be corroborated by observable market data (Level 2 inputs).

The Company accounts for acquisitions of oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company’s acquisitions of oil and natural gas properties during the three months ended March 31, 2024 and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the three months ended March 31, 2024.

NOTE 10     DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

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

All derivative instruments are recorded in the Company’s balance sheet as either assets or liabilities measured at their fair value (see Note 9).  The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes.  If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in the fair value are recognized in the Company’s condensed statements of operations as a gain or loss on derivative instruments.  Mark-to-market gains and losses represent changes in fair values of derivatives that have not been settled.  The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty.  These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed financial statements:

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash Received (Paid) on Settled Derivatives	$19,117	$13,670
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	(157,648)	139,987
Gain (Loss) on Commodity Derivatives, Net	$(138,531)	$153,656

The following table summarizes open commodity derivative positions as of March 31, 2024, for commodity derivatives that were entered into through March 31, 2024, for the settlement period presented:

	2024	2025	2026	2027
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	7,111,942	3,942,687	1,069,557	—
Weighted-Average Price ($/Bbl)	$74.47	$73.26	$68.94	$—
WTI NYMEX - Swaptions(1)(2):
Volume (Bbl)	184,000	4,086,075	3,232,495	—
Weighted-Average Price ($/Bbl)	$79.00	$72.61	$65.55	$—
Argus American Crude WTI Midland to WTI NYMEX - Basis Swaps:
Volume (Bbl)	4,783,972	4,288,776	2,261,291	—
Weighted-Average Price ($/Bbl)	$1.15	$1.04	$1.07	$—
WTI NYMEX - Call Options(1)(2):
Volume (Bbl)	550,000	5,232,420	4,120,850	3,102,500
Weighted-Average Price ($/Bbl)	$85.00	$76.42	$70.96	$82.94
Brent ICE - Call Options:
Volume (Bbl)	—	182,500	—	—
Weighted-Average Price ($/Bbl)	$—	$53.50	$—	$—
WTI NYMEX - Collars:
Collar Put Volume (Bbl)	4,846,573	811,539	159,342	—
Collar Call Volume (Bbl)	5,814,442	1,129,962	175,307	—
Weighted-average floor price (Bbl)	$70.71	$67.76	$62.50	$—
Weighted-average ceiling price (Bbl)	$82.32	$77.16	$70.25	$—

Natural Gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	29,609,171	4,085,000	1,825,000	—
Weighted-Average Price ($/MMBtu)	$3.48	$3.59	$3.20	$—
Henry Hub NYMEX - Swaptions:
Volume (MMBtu)	—	20,075,000	5,475,000	—
Weighted-Average Price ($/MMBtu)	$—	$3.89	$4.00	$—
Waha Inside FERC to Henry Hub - Basis Swaps:
Volume (MMBtu)	14,300,000	16,728,000	10,950,000	—
Weighted-Average Differential ($/MMBtu)	$(0.85)	$(0.86)	$(0.78)	$—
NE - TETCO M2 - Basis Swaps:
Volume (MMBtu)	11,455,000	3,650,000	1,825,000	—
Weighted-Average Differential ($/MMBtu)	$(0.99)	$(1.01)	$(1.14)	$—
Henry Hub NYMEX - Call Options:
Volume (MMBtu)	4,808,050	12,207,700	—	—
Weighted-Average Price ($/MMBtu)	$3.84	$3.73	$—	$—
Henry Hub NYMEX - Collars:
Collar Put Volume (MMBtu)	23,359,086	33,994,006	22,182,303	3,340,000
Collar Call Volume (MMBtu)	23,359,086	33,994,006	22,182,303	3,340,000
Weighted-average floor price ($/MMBtu)	$3.05	$3.12	$3.09	$3.00
Weighted-average ceiling price ($/MMBtu)	$4.41	$4.93	$5.04	$3.83
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
(2)In 2028, NOG has 366,000 Bbl open call option contracts, at a weighted average price of $80.00 per Bbl.

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at March 31, 2024 and December 31, 2023, respectively.  Certain amounts may be presented on a net basis in the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

(In thousands)
Type of Commodity	Balance Sheet Location	March 31, 2024 Estimated Fair Value	December 31, 2023 Estimated Fair Value
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$31,961	$61,323
Commodity Basis Swap Contracts	Current Assets	4,341	4,487
Commodity Price Collar Contracts	Current Assets	27,806	36,619
Commodity Price Call Option Contracts	Current Assets	18,178	17,964
Commodity Price Put Option Contracts	Current Assets	—	664
Commodity Price Swap Contracts	Noncurrent Assets	3,593	16,621
Commodity Basis Swap Contracts	Noncurrent Assets	2,458	1,874
Commodity Price Collar Contracts	Noncurrent Assets	20,808	26,841
Commodity Price Call Option Contracts	Noncurrent Assets	3,760	3,635
Total Derivative Assets		$112,905	$170,029

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(41,377)	$(8,079)
Commodity Basis Swap Contracts	Current Liabilities	(7,959)	(6,796)
Commodity Price Swaptions Contracts	Current Liabilities	(19,222)	(1,496)
Commodity Price Collar Contracts	Current Liabilities	(27,618)	(14,370)
Commodity Price Call Option Contracts	Current Liabilities	(29,690)	(31,380)
Commodity Price Swap Contracts	Noncurrent Liabilities	(5,594)	(2,288)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(4,716)	(8,922)
Commodity Price Collar Contracts	Noncurrent Liabilities	(24,935)	(18,849)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(95,902)	(78,123)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(49,709)	(35,896)
Total Derivative Liabilities		$(306,722)	$(206,198)

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

	Estimated Fair Value at March 31, 2024
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$82,286	$(45,577)	$36,710
Non-Current Assets	30,618	(29,548)	1,070
Total Derivative Assets	$112,905	$(75,125)	$37,780

Offsetting of Derivative Liabilities:
Current Liabilities	$(125,866)	$45,577	$(80,290)
Non-Current Liabilities	(180,856)	29,548	(151,308)
Total Derivative Liabilities	$(306,722)	$75,125	$(231,597)

	Estimated Fair Value at December 31, 2023
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$121,057	$(45,324)	$75,733
Non-Current Assets	48,971	$(38,246)	10,725
Total Derivative Assets	$170,029	$(83,570)	$86,459

Offsetting of Derivative Liabilities:
Current Liabilities	$(62,120)	$45,324	$(16,797)
Non-Current Liabilities	(144,077)	38,246	(105,831)
Total Derivative Liabilities	$(206,198)	$83,570	$(122,628)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of March 31, 2024.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 9 for the aggregate fair value of all derivative instruments that were in a net liability position at March 31, 2024 and December 31, 2023.

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

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results described in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as updated by subsequent reports we file with the SEC (including this report), which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in the premier basins within the United States.  Using this strategy, we had participated in 9,953 gross (985.3 net) producing wells as of March 31, 2024. As of March 31, 2024, we had leased approximately 272,046 net acres, of which approximately 90% were developed and all were located in the United States.

We have grown and diversified our business significantly over the last several years through acquisitions of oil and gas properties. See Note 3 to our condensed financial statements for information regarding our recent acquisition activity.

Our average daily production in the first quarter of 2024 was approximately 119,436 Boe per day, of which approximately 59% was oil. This was a 37% increase in production compared to the first quarter of 2023, primarily due to production attributable to recent acquisitions and new wells added to production. During the three months ended March 31, 2024, we added 25.3 net wells to production.

Our percentage of production volumes by basin for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil (Bbl)	71%	66%	—%	59%	73%	69%	—%	62%
Natural Gas and NGLs (Mcf)	29%	34%	100%	41%	27%	31%	100%	38%
Total (Boe)	41%	45%	14%	100%	52%	35%	13%	100%

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

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price. Thus, our operating results are also affected by changes in the price differentials between the applicable benchmark and the sales prices we receive for our production. Our oil price differential to the NYMEX benchmark price during the first quarter of 2024 was $3.99 per barrel, as compared to $2.67 per barrel in the first quarter of 2023. Our net realized gas price in the first quarter of 2024 was $2.47 per Mcf, representing 118% realization relative to average Henry Hub pricing, compared to a net realized gas price of $3.91 per Mcf in the first quarter of 2023, which represented 142% realization relative to average Henry Hub pricing. Fluctuations in our oil and gas price realizations are due to several factors such as pricing by basin, gathering and transportation costs, transportation method, takeaway capacity relative to production levels, regional storage capacity, seasonal refinery maintenance temporarily depressing demand, and in the case of gas realizations, the price of NGLs.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher oil prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower oil prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant. Since 2021, we have observed inflationary pressures on drilling and other operating costs due to various factors, such as higher commodity prices, labor shortages, supply chain disruptions and other factors. During the first three months of 2024, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $9.5 million, compared to $9.6 million for the wells we elected to participate in during 2023.

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

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$2.10	$2.75
Oil (per Bbl)	$76.91	$75.98
_________
(1)Based on average NYMEX closing prices.

We have entered into derivatives contracts to hedge commodity price risk on a portion of our future expected oil and natural gas production. For a summary as of March 31, 2024, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in Part I, Item 3 below. See also Note 10 to our condensed financial statements.

Results of Operations for the Three Months Ended March 31, 2024 and March 31, 2023

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended March 31,
	2024	2023	% Change
Net Production:
Oil (Bbl)	6,386,481	4,847,773	32%
Natural Gas and NGLs (Mcf)	26,892,903	18,101,255	49%
Total (Boe)	10,868,632	7,864,649	38%

Net Sales (in thousands):
Oil Sales	$465,679	$355,378	31%
Natural Gas and NGL Sales	66,362	70,856	(6)%
Gain (Loss) on Settled Commodity Derivatives	19,117	13,670	40%
Gain (Loss) on Unsettled Commodity Derivatives	(157,648)	139,987
Other Revenue	2,838	2,324	22%
Total Revenues	396,348	582,214	(32)%

Average Sales Prices:
Oil (per Bbl)	$72.92	$73.31	(1)%
Effect of Loss on Settled Oil Derivatives on Average Price (per Bbl)	(0.84)	(1.22)	(31)%
Oil Net of Settled Oil Derivatives (per Bbl)	72.08	72.09	—%

Natural Gas and NGLs (per Mcf)	$2.47	$3.91	(37)%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.91	1.08	(31)%
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	3.38	4.99	(32)%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	$48.95	$54.20	(10)%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	1.76	1.74	1%
Realized Price on a Boe Basis Including Settled Commodity Derivatives	50.71	55.94	(9)%

Operating Expenses (in thousands):
Production Expenses	$105,447	$78,088	35%
Production Taxes	51,210	34,918	47%
General and Administrative Expenses	11,393	13,000	(12)%
Depletion, Depreciation, Amortization and Accretion	173,958	94,618	84%
Other Expense	2,019	1,001	102%

Costs and Expenses (per Boe):
Production Expenses	$9.70	$9.93	(2)%
Production Taxes	4.71	4.44	6%
General and Administrative Expenses	1.05	1.65	(36)%
Depletion, Depreciation, Amortization and Accretion	16.01	12.03	33%

Net Producing Wells at Period End	985.3	827.8	19%

Oil and Natural Gas Sales

In the first quarter of 2024, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $532.0 million, compared to $426.2 million in the first quarter of 2023. This 25% increase was driven by a 38% increase in production volumes, partially offset by a 10% decrease in realized prices. The lower average realized price in the first quarter of 2024 as compared to the same period in 2023 was driven by a $1.44 per Mcf (or 37%) decrease in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, and a higher average oil price differential. Oil price differential during the first quarter of 2024 was $3.99 per barrel, as compared to $2.67 per barrel in the first quarter of 2023.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 38% increase in production levels in the first quarter of 2024 compared to the same period of 2023.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a loss of $138.5 million in the first quarter of 2024, compared to a gain of $153.7 million in the first quarter of 2023. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first quarter of 2024, we realized a gain on settled commodity derivatives of $19.1 million, compared to a $13.7 million gain in the first quarter of 2023. The increased gain on settled derivatives was primarily due to higher volumes of natural gas hedged, and a decrease in the average NYMEX gas price, in the first quarter of 2024 compared to the same period of 2023.

Unsettled commodity derivative gains and losses was a loss of $157.6 million in the first quarter of 2024, compared to a gain of $140.0 million in the first quarter of 2023. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At March 31, 2024, all of our derivative contracts are recorded at their fair value, which was a net liability of $193.8 million, a change of $157.6 million from the $36.2 million net liability recorded as of December 31, 2023. The increase in liability at March 31, 2024 as compared to December 31, 2023 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2023. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $105.4 million in the first quarter of 2024, compared to $78.1 million in the first quarter of 2023. On a per unit basis, production expenses were $9.70 per Boe in the first quarter of 2024 compared to $9.93 per Boe in the first quarter of 2023. The lower production expenses per Boe was driven by decreased salt water disposal costs and workover expenses in the first quarter of 2024 compared to the first quarter of 2023. On an absolute dollar basis, the increase in our production expenses in the first quarter of 2024 compared to the first quarter of 2023 was primarily due to a 38% increase in production volumes and a 19% increase in the total number of net producing wells .

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $51.2 million in the first quarter of 2024, compared to $34.9 million in the first quarter of 2023. As a percentage of oil and natural gas sales, our production taxes were 9.6% and 8.2% in the first quarter of 2024 and 2023, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales as well as the mix of our production by basin. Oil sales are taxed at a higher rate than natural gas sales.

General and Administrative Expenses

General and administrative expenses were $11.4 million in the first quarter of 2024 compared to $13.0 million in the first quarter of 2023. The decrease was primarily due to a $2.7 million decrease in acquisition-related costs in the first quarter of 2024 as compared to the first quarter of 2023, offset by a $0.7 million increase in total compensation expense and $0.4 million increase in professional fees and other.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $174.0 million in the first quarter of 2024, compared to $94.6 million in the first quarter of 2023. Depletion expense, the largest component of DD&A, increased by $79.2 million in the first quarter of 2024 compared to the first quarter of 2023. The aggregate increase in depletion expense was driven by a 38% increase in production levels and a 33% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $15.91 per Boe in the first quarter of 2024 compared to $11.92 per Boe in the first quarter of 2023. The higher depletion rate per Boe was primarily driven by a significant increase to our depletable base, due to the closing of several larger acquisitions in 2023 and 2024 (see Note 3 to our condensed financial statements). Depreciation, amortization and accretion was $1.0 million and $0.9 million in the first quarter of 2024 and 2023, respectively. The following table summarizes DD&A expense per Boe for the first quarter of 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Depletion	$15.91	$11.92	$3.99	33%
Depreciation, Amortization and Accretion	0.10	0.11	(0.01)	(9)%
Total DD&A Expense	$16.01	$12.03	$3.98	33%

Interest Expense

Interest expense, net of capitalized interest, was $37.9 million in the first quarter of 2024 compared to $30.1 million in the first quarter of 2023. The increase was primarily due to higher levels of debt outstanding during the first quarter of 2024 compared to the first quarter of 2023. Additionally, higher interest rates on our floating rate debt contributed to higher interest expense in the first quarter of 2024 compared to the first quarter of 2023.

Income Tax

During the first quarter of 2024, we recorded income tax expense of $2.8 million which equated to an effective tax rate of 19.7%. During the first quarter of 2023, we recorded income tax expense of $0.7 million related to state income taxes as the Company maintained a full valuation allowance for its deferred tax assets which equated to an effective tax rate of 0.2%.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act which included the adoption of the Corporate Alternative Minimum Tax, which is based on financial statement book income of large corporations. In 2024, the Company is not subject to the Corporate Alternative Minimum Tax.

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

In January 2024, we completed the Delaware Acquisition for total cash consideration of $147.8 million (see Note 3 to our condensed financial statements).

During the three months ended March 31, 2024, we repurchased and retired 549,356 shares of our common stock for total consideration of $20.0 million, or an average price of $36.42 per share.

As of March 31, 2024, we had outstanding total debt of $1,968.1 million consisting of $263.0 million of borrowings under our Revolving Credit Facility, $705.1 million aggregate principal amount of our Senior Notes due 2028, $500.0 million aggregate principal amount of our Senior Notes due 2031, and $500.0 million aggregate principal amount of our Convertible Notes.

As of March 31, 2024, we had total liquidity of $1,019.5 million, consisting of $987.0 million of committed borrowing availability under the Revolving Credit Facility and $32.5 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 88% and 83% of our total oil and gas sales in the first quarter of 2024 and 2023, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the three months ended March 31, 2024, we hedged approximately 71% of our crude oil production and approximately 61% of our natural gas and NGL production. For a summary as of March 31, 2024, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

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

At March 31, 2024, we had a working capital deficit of $15.2 million, compared to a surplus of $123.6 million at December 31, 2023. Current assets decreased by $96.6 million and current liabilities increased by $42.2 million at March 31, 2024, compared to December 31, 2023. The decrease in current assets is primarily related to a $42.4 million decrease in our advances to operators, a $39.4 million decrease in accounts receivable, and a $39.0 million decrease in the fair value of our derivative instruments as a result of commodity price changes, partially offset by an increase of $24.3 million in cash and cash equivalents. The increase in current liabilities is primarily related to a $63.5 million increase in the fair value of our derivative instruments as a result of commodity price changes, a $13.6 million increase in our accrued liabilities, partially offset by a $36.4 million decrease in our accounts payable.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. We typically enter into commodity derivative transactions covering a substantial, but varying, portion of our anticipated future oil and gas production for the next 12 to 36 months. Our cash flows for the three months ended March 31, 2024 and 2023 are presented below:

	Three Months Ended March 31,
(In thousands, unaudited)	2024	2023
Net Cash Provided by Operating Activities	$392,147	$269,308
Net Cash Used for Investing Activities	(407,056)	(461,220)
Net Cash Provided by Financing Activities	39,183	195,458
Net Change in Cash	$24,273	$3,545

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2024 was $392.1 million, compared to $269.3 million in the same period of the prior year. This increase was due to significantly higher production volumes, offset by lower realized natural gas prices (including the effect of settled derivatives) and higher operating costs. Net cash provided by operating activities is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the three months ended March 31, 2024 was a surplus of $39.7 million compared to a deficit of $26.9 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the three months ended March 31, 2024 and 2023 were $407.1 million and $461.2 million, respectively. The decrease in cash used in investing activities for the first three months of 2024 as compared to the same period of 2023 was attributable to a $54.0 million decrease in our capital expenditures for oil and natural gas properties spending. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $211.3 million and $217.1 million at March 31, 2024 and 2023, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the three months ended March 31, 2024, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $447.2 million, while the actual cash spend in this regard amounted to $407.0 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the three months ended March 31, 2024 and 2023 are summarized in the following table:

	Three Months Ended March 31,
(In millions, unaudited)	2024	2023
Drilling and Development Capital Expenditures	$272.2	$170.2
Acquisition of Oil and Natural Gas Properties	134.0	289.6
Other Capital Expenditures	0.8	1.1
Total	$407.0	$461.0

Cash Flows from Financing Activities

Net cash provided by financing activities was $39.2 million during the three months ended March 31, 2024, compared to net cash provided by financing activities of $195.5 million during the three months ended March 31, 2023. For the three months ended March 31, 2024, cash provided by financing activities was primarily related to $102.0 million of net advances under our Revolving Credit Facility, which was partially offset by $20.0 million in repurchases of common stock and $40.1 million of common stock dividend payments. For the three months ended March 31, 2023, cash provided by financing activities was primarily related to $250.0 million of net advances under our Revolving Credit Facility, which was partially offset by $8.0 million in repurchases of common stock, $18.4 million in repurchases of our Senior Notes due 2028, and $25.5 million of common stock dividend payments.

Revolving Credit Facility

We have entered into a Revolving Credit Facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of March 31, 2024, the Revolving Credit Facility had a borrowing base of $1.80 billion and an elected commitment amount of $1.25 billion, and we had $263.0 million in borrowings outstanding under the facility, leaving $987.0 million in available committed borrowing capacity. On April 29, 2024, the borrowing base was reaffirmed at $1.80 billion and the aggregate elected commitment amount was increased to $1.50 billion. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Senior Notes due 2028

As of March 31, 2024, we had outstanding $705.1 million aggregate principal amount of our Senior Notes due 2028. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2028.

Senior Notes due 2031

As of March 31, 2024, we had outstanding $500.0 million aggregate principal amount of our Senior Notes due 2031. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2031.

Convertible Notes due 2029

As of March 31, 2024, we had outstanding $500.0 million aggregate principal amount of our Convertible Notes. See Note 4 to our condensed financial statements for further details regarding the Convertible Notes.

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

Contractual Obligations and Commitments

Please see our disclosure of contractual obligations and commitments as of December 31, 2023, included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting estimates include impairment testing of natural gas and crude oil production properties, derivative instruments and hedging activity, and income taxes.  There were no material changes in our critical accounting estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

A description of our critical accounting policies, including estimates, was provided in Note 2 to our financial statements provided in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and, except as set forth below, have not materially changed since that report was filed.

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

The following table summarizes our open crude oil derivative contracts as of March 31, 2024, by fiscal quarter.

Crude Oil Contracts
	Swaps(1)		Collars
Settlement Period	Volume (Bbls)	Weighted Average Price ($/Bbl)	Volume Ceiling (Bbls)	Volume Floor (Bbls)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Floor Price ($/Bbl)

2024:
Q2	2,411,737	75.34	2,560,637	1,918,517	83.84	70.23
Q3	2,265,096	74.26	1,725,056	1,573,256	80.90	71.23
Q4	2,435,109	73.80	1,528,749	1,354,800	81.40	70.78
2025:
Q1	1,422,749	$73.80	413,286	314,849	$79.20	$67.84
Q2	1,418,633	73.89	273,171	199,233	75.49	67.63
Q3	552,394	71.75	234,994	161,970	75.76	67.88
Q4	548,911	71.75	208,511	135,487	76.87	67.63
2026:
Q1	263,726	$69.05	43,226	39,289	$70.25	$62.50
Q2	266,657	68.98	43,707	39,727	70.25	62.50
Q3	269,587	68.91	44,187	40,163	70.25	62.50
Q4	269,587	68.83	44,187	40,163	70.25	62.50
_____________
(1)This table does not include volumes subject to swaptions and call options, which are crude oil derivative contracts we have entered into which may increase our swapped volumes at the option of our counterparties. This table also does not include basis swaps. See Note 10 to our condensed financial statements for further details regarding our commodity derivatives, including the swaptions and call options that are not included in the foregoing table.

The following table summarizes our open natural gas derivative contracts as of March 31, 2024, by fiscal quarter.

Natural Gas Contracts
	Swaps(1)		Collars
Contract Period	Volume (MMBTU)	Weighted Average Price ($/MMBTU)	Volume Ceiling (MMBTU)	Volume Floor (MMBTU)	Weighted Average Ceiling Price ($/MMBTU)	Weighted Average Floor Price ($/MMBTU)

2024:
Q2	11,025,805	3.45	6,902,500	6,902,500	4.16	3.04
Q3	10,860,457	3.49	7,360,000	7,360,000	4.37	3.05
Q4	7,722,909	3.49	9,096,586	9,096,586	4.63	3.07
2025:
Q1	1,485,000	$3.61	9,196,417	9,196,417	$5.10	$3.13
Q2	915,000	3.60	8,771,297	8,771,297	4.81	3.13
Q3	920,000	3.60	8,407,569	8,407,569	4.84	3.13
Q4	765,000	3.52	7,618,723	7,618,723	4.95	3.12
2026:
Q1	450,000	$3.20	5,828,249	5,828,249	$5.06	$3.09
Q2	455,000	3.20	6,024,706	6,024,706	5.06	3.09
Q3	460,000	3.20	6,024,706	6,024,706	5.06	3.09
Q4	460,000	3.20	4,304,642	4,304,642	4.97	3.09
2027:
Q1	—	$—	890,000	890,000	$3.83	$3.00
Q2	—	—	920,000	920,000	3.83	3.00
Q3	—	—	920,000	920,000	3.83	3.00
Q4	—	—	610,000	610,000	3.83	3.00
_____________
(1)This table does not include volumes subject to swaptions and call options, which are natural gas derivative contracts we have entered into which may increase our swapped volumes at the option of our counterparties. This table also does not include basis swaps. See Note 10 to our condensed financial statements for further details regarding our commodity derivatives, including the call options and basis swaps that are not included in the foregoing table.

Interest Rate Risk

Our long-term debt as of March 31, 2024 was comprised of borrowings that contain fixed and floating interest rates. Our Senior Notes due 2028, Senior Notes due 2031, and Convertible Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement (see Note 4 to our condensed financial statements).

From time to time, the Company may use interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of March 31, 2024, we had no interest rate swaps.

Changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at March 31, 2024 would cost us approximately $2.6 million in additional annual interest expense.

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

As of March 31, 2024, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our Company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

Acquisition Shares

On November 9, 2023, we entered into a purchase and sale agreement (the “Purchase Agreement”) for the acquisition of certain oil and gas properties, interests and related assets in the Delaware Basin from a private seller (the “Seller”). On January 16, 2024, we completed the acquisition and issued to the Seller, as partial consideration under the Purchase Agreement, 107,657 shares of common stock (the “Acquisition Shares”).

The Acquisition Shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof to “accredited investors” as defined in Rule 501 of Regulation D promulgated by the SEC without the use of any general solicitation or advertising to market or otherwise offer the securities for sale.

Warrant Exchange

On February 28, 2024, we entered into an exchange agreement (the “Exchange Agreement”) with the holders (the “Holders”) of certain outstanding warrants to purchase shares of our common stock. Pursuant to the Exchange Agreement, on March 5, 2024, we issued 656,297 shares of common stock (the “Exchange Shares”) to the Holders in exchange for the surrender and cancellation of warrants to purchase an aggregate of approximately 1,223,963 shares of our common stock with an exercise price of $26.3324 per share held by such Holders (the “Exchanged Warrants”). Neither we nor the Holders paid any cash consideration in the transaction. Upon closing of the Exchange Agreement, the Exchanged Warrants were cancelled in full. We have no warrants outstanding as of March 31, 2024.

The Exchange Shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended March 31, 2024.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
January 1, 2024 to January 31, 2024	—		$—	—	$ 87.5 million
Month #2
February 1, 2024 to February 29, 2024	28,918		$34.60	28,918	$ 86.5 million
Month #3
March 1, 2024 to March 31, 2024	591,986	(1)	$36.69	520,438	$ 67.5 million
Total	620,904		$36.59	549,356	$ 67.5 million
______________
(1)Includes 71,548 shares surrendered by employees in satisfaction of tax withholding obligations in connection with the vesting of restricted stock awards.
(2)In May 2022, the Company’s board of directors approved and the Company promptly announced a stock repurchase program to acquire up to $150 million of shares of our outstanding common stock. The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

(a)    None.

(b)    None.

(c)    During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2023
10.1*	Form of Performance-Based Restricted Stock Unit Award Agreement (Relative TSR) under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith
* Corrected version of management contract or compensatory plan or arrangement previously filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	April 30, 2024	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer (on behalf of Registrant)

Date:	April 30, 2024	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal financial and accounting officer (on behalf of Registrant)