Form 10-Q
period 2024-06-30
NORTHERN OIL & GAS, INC.
filed 2024-07-31
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of July 26, 2024, there were 100,172,478 shares of our common stock, par value $0.001, outstanding.

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

v

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2024

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS

(In thousands, except par value and share data)	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$7,778	$8,195
Accounts Receivable, Net	359,649	370,531
Advances to Operators	21,685	49,210
Prepaid Expenses and Other	2,651	2,489
Derivative Instruments	19,569	75,733
Income Tax Receivable	2,335	3,249
Total Current Assets	413,667	509,407

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	9,111,493	8,428,518
Unproved	37,654	36,785
Other Property and Equipment	8,146	8,069
Total Property and Equipment	9,157,293	8,473,372
Less – Accumulated Depreciation, Depletion and Impairment	(4,891,014)	(4,541,808)
Total Property and Equipment, Net	4,266,279	3,931,563

Derivative Instruments	4,107	10,725
Acquisition Deposit	25,500	17,094
Other Noncurrent Assets, Net	15,111	15,466

Total Assets	$4,724,664	$4,484,255

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$150,145	$192,672
Accrued Liabilities	215,833	147,943
Accrued Interest	26,804	26,219
Derivative Instruments	70,726	16,797
Other Current Liabilities	2,061	2,130
Total Current Liabilities	465,569	385,761

Long-term Debt, Net	1,874,909	1,835,554
Deferred Tax Liability	112,870	68,488
Derivative Instruments	159,091	105,831
Asset Retirement Obligations	41,409	38,203
Other Noncurrent Liabilities	2,509	2,741

Total Liabilities	$2,656,357	$2,436,578

Commitments and Contingencies

Stockholders’ Equity

Common Stock, Par Value $.001; 270,000,000 Shares Authorized; 100,172,478 Shares Outstanding at 6/30/2024 100,761,148 Shares Outstanding at 12/31/2023	502	503
Additional Paid-In Capital	1,995,432	2,124,963
Retained Earnings (Deficit)	72,373	(77,790)
Total Stockholders’ Equity	2,068,307	2,047,676
Total Liabilities and Stockholders’ Equity	$4,724,664	$4,484,255
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenues
Oil and Gas Sales	$561,025	$416,491	$1,093,066	$842,725
Gain (Loss) on Commodity Derivatives, Net	(3,428)	57,769	(141,959)	211,425
Other Revenues	3,169	2,294	6,006	4,619
Total Revenues	560,766	476,554	957,113	1,058,769

Operating Expenses
Production Expenses	100,859	84,350	206,306	162,438
Production Taxes	48,589	37,138	99,799	72,056
General and Administrative Expenses	13,538	12,402	24,931	25,402
Depletion, Depreciation, Amortization and Accretion	176,612	106,427	350,570	201,045
Other Expenses	2,232	1,446	4,251	2,447
Total Operating Expenses	341,830	241,763	685,857	463,388

Income From Operations	218,936	234,791	271,256	595,380

Other Income (Expense)
Interest Expense, Net of Capitalization	(37,696)	(31,968)	(75,620)	(62,111)
Loss on Unsettled Interest Rate Derivatives, Net	—	—	—	(1,017)
Gain on Extinguishment of Debt, Net	—	—	—	659
Contingent Consideration Gain	—	3,931	—	10,107
Other Income (Expense)	63	72	119	4,691
Total Other Income (Expense)	(37,633)	(27,965)	(75,501)	(47,671)

Income Before Income Taxes	181,303	206,826	195,755	547,709

Income Tax Expense	42,746	39,012	45,592	39,703

Net Income	$138,556	$167,815	$150,163	$508,006

Net Income Per Common Share – Basic	$1.38	$1.89	$1.50	$5.85
Net Income Per Common Share – Diluted	$1.36	$1.88	$1.47	$5.82
Weighted Average Common Shares Outstanding – Basic	100,266,462	88,800,994	100,354,467	86,869,094
Weighted Average Common Shares Outstanding – Diluted	101,985,074	89,108,519	101,810,603	87,268,591
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash Flows from Operating Activities
Net Income	$150,163	$508,006
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization, and Accretion	350,570	201,045
Amortization of Debt Issuance Costs	4,586	3,650
Gain on Extinguishment of Debt	—	(659)
Amortization of Bond Premium/Discount on Long-term Debt	(568)	(901)
Deferred Income Taxes	44,382	38,813
Unrealized (Gain) Loss of Derivative Instruments	169,972	(169,473)
Gain on Contingent Consideration	—	(10,107)
Stock-Based Compensation Expense	5,301	3,190
Other	2,229	2,983
Changes in Working Capital and Other Items:
Accounts Receivable, Net	12,190	6,688
Prepaid and Other Expenses	(164)	(473)
Accounts Payable	(398)	(15,514)
Accrued Interest	575	4,401
Accrued Liabilities and Expenses	(6,214)	5,445
Net Cash Provided by Operating Activities	732,624	577,094

Cash Flows from Investing Activities
Capital Expenditures on Oil and Natural Gas Properties	(604,679)	(833,377)
Acquisition Deposit	(25,500)	(37,500)
Purchases of Other Property and Equipment	(76)	(503)
Net Cash Used for Investing Activities	(630,255)	(871,380)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	246,000	380,000
Repayments on Revolving Credit Facility	(209,000)	(699,000)
Repurchase of Senior Notes Due 2028	—	(18,436)
Issuance of Senior Notes Due 2031	—	492,840
Debt Issuance Costs Paid	(1,875)	(8,524)
Issuance of Common Stock	—	224,682
Repurchases of Common Stock	(54,877)	(8,004)
Restricted Stock Surrenders - Tax Obligations	(2,712)	(2,616)
Common Dividends Paid	(80,322)	(54,377)
Net Cash Provided by (Used for) Financing Activities	(102,786)	306,564

Net Increase (Decrease) in Cash and Cash Equivalents	(417)	12,278

Cash and Cash Equivalents - Beginning of Period	8,195	2,528

Cash and Cash Equivalents - End of Period	7,778	14,805
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2023	100,761,148	$503	—	$—	$2,124,963	$(77,790)	$2,047,676

Issuance of Common Stock	139,873	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	2,296	—	2,296
Restricted Stock Surrenders - Tax Obligations	(71,548)	—	—	—	(2,712)	—	(2,712)
Acquisitions of Oil and Natural Gas Properties	107,657	—	—	—	3,737	—	3,737
Issuance of Common Stock in Exchange for Warrants	656,297	1	—	—	(1)	—	—
Repurchases of Common Stock	(549,356)	(1)	—	—	(20,206)	—	(20,207)
Common Stock Dividends Declared	—	—	—	—	(40,418)	—	(40,418)
Net Income	—	—	—	—	—	11,606	11,606
March 31, 2024	101,044,071	$503	—	$—	$2,067,660	$(66,183)	$2,001,980

Issuance of Common Stock	23,907	—	—	—	—	—	—
Restricted Stock Forfeitures	(424)	—	—	—	(2)	—	(2)
Share Based Compensation	—	—	—	—	3,058	—	3,058
Repurchases of Common Stock	(895,076)	(1)	—	—	(35,217)	—	(35,218)
Common Stock Dividends Declared	—	—	—	—	(40,067)	—	(40,067)
Net Income	—	—	—	—		138,556	138,556

June 30, 2024	100,172,478	$502	—	$—	$1,995,432	$72,373	$2,068,307

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2022	85,165,807	$487	—	$—	$1,745,532	$(1,000,759)	$745,260

Issuance of Common Stock	193,293	—	—	—	—	—	—
Restricted Stock Forfeitures	(6,854)	—	—	—	(54)	—	(54)
Share Based Compensation	—	—	—	—	2,316	—	2,316
Restricted Stock Surrenders - Tax Obligations	(98,052)	—	—	—	(2,616)	—	(2,616)
Issuance of Common Stock in Exchange for Warrants	403,780	—	—	—	—	—	—
Repurchases of Common Stock	(287,751)	—	—	—	(8,004)	—	(8,004)
Common Stock Dividends Declared	—	—	—	—	(29,026)	—	(29,026)
Net Income	—	—	—	—	—	340,191	340,191
March 31, 2023	85,370,223	$487	—	$—	$1,708,147	$(660,568)	$1,048,067

Issuance of Common Stock	11,585	—	—	—	—	—	—
Restricted Stock Forfeitures	(6,550)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	1,207	—	1,207
Equity Offerings, Net of Issuance Costs	7,647,500	8	—	—	224,674	—	224,682
Common Stock Dividends Declared	—	—	—	—	(34,414)	—	(34,414)
Deferred Taxes Related to Capped Calls	—	—	—	—	8,441	—	8,441
Net Income	—	—	—	—	—	167,815	167,815
June 30, 2023	93,022,758	$495	—	$—	$1,908,055	$(492,753)	$1,415,797

___________
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
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

A wellhead imbalance liability equal to the Company’s share is recorded to the extent that the Company’s well operators have sold volumes in excess of its share of remaining reserves in an underlying property. However, for the three and six months ended June 30, 2024 and 2023, the Company’s natural gas production was in balance, meaning its cumulative portion of natural gas production taken and sold from wells in which it has an interest equaled its entitled interest in natural gas production from those wells.

The Company’s disaggregated revenue has two primary sources: oil sales and natural gas and NGL sales. Substantially all of the Company’s oil and natural gas sales come from three geographic areas in the United States: the Williston Basin (North Dakota and Montana), the Permian Basin (New Mexico and Texas), and the Appalachian Basin (Ohio and Pennsylvania). The following table presents the disaggregation of the Company’s oil revenues and natural gas and NGL revenues by basin for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$228,692	$259,800	$198	$488,690	$221,790	$132,045	$—	$353,834
Natural Gas and NGL Revenues	35,239	27,408	9,688	72,335	32,953	23,363	6,341	62,657
Other	—	3,169	—	3,169	—	2,294	—	2,294
Total	$263,931	$290,377	$9,886	$564,194	$254,743	$157,702	$6,341	$418,785

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$450,067	$503,980	$323	$954,369	$434,513	$274,700	$—	$709,213
Natural Gas and NGL Revenues	60,282	56,779	21,636	138,697	65,376	46,467	21,670	133,513
Other	—	6,006	—	6,006	—	4,619	—	4,619
Total	$510,349	$566,765	$21,959	$1,099,073	$499,889	$325,785	$21,670	$847,343

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the exploration, development and production activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three months ended June 30, 2024, the Company’s top four operators made up 39% of total oil and natural gas sales, with one operator comprising of more than 10% but less than 15%. For the six months ended June 30, 2024, the Company’s top four operators made up 34% of total oil and natural gas sales, with no operators comprising of more than 10%. For the three months ended June 30, 2023, the Company’s top four operators made up 41% of total oil and natural gas sales, with three operators comprising of more than 10% but less than 15%. For the six months ended June 30, 2023, the Company’s top four operators made up 40% of total oil and natural gas sales, with two operators comprising of more than 10% but less than 15%.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Net Income	$138,556	$167,815	$150,163	$508,006

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	100,266,462	88,800,994	100,354,467	86,869,094
Plus: Dilutive Effect of Restricted Stock and Common Stock Warrants	980,385	307,525	1,087,022	399,497
Plus: Dilutive Effect of Convertible Notes	738,227	—	369,114	—
Weighted Average Common Shares Outstanding – Diluted	101,985,074	89,108,519	101,810,603	87,268,591

Net Income per Common Share:
Basic	$1.38	$1.89	$1.50	$5.85
Diluted	$1.36	$1.88	$1.47	$5.82

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock	—	1,324	—	1,934

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Six Months Ended June 30,
(In thousands)	2024	2023
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$71,553	$59,311
Cash Paid During the Period for Income Taxes	296	891

Non-cash Investing Activities:
Capital Expenditures on Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	262,988	242,593
Capitalized Asset Retirement Obligations	4,074	2,367
Compensation Capitalized on Oil and Gas Properties	52	278
Issuance of Common Stock - Acquisition of Oil and Natural Gas Properties	3,737	—

Non-cash Financing Activities:
Issuance of Common Stock in Exchange for Warrants	23,338	13,328
Common Stock Dividends Declared, But Not Paid	40,064	34,512
Repurchases of Common Stock - Excise Tax	548	—

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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the proved oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The Company did not have any impairment of its proved oil and gas properties for the three and six months ended June 30, 2024 and 2023.

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

2024 Acquisitions

In addition to the closing of the Delaware Acquisition (as defined below), during the three and six months ended June 30, 2024, the Company acquired oil and natural gas properties through a number of smaller independent transactions for a total of $25.2 million and $30.1 million, respectively.

Delaware Acquisition

In January 2024, the Company completed its acquisition of certain oil and gas properties, interests and related assets in the Delaware Basin from a private seller, effective as of November 1, 2023 (the “Delaware Acquisition”).

The total consideration paid to the seller at closing included 107,657 shares of common stock and $147.8 million in cash, a portion of which was funded by a $17.1 million deposit paid at signing in November 2023. As a result of customary post-

closing adjustments, the Company decreased its proved oil and natural gas properties and total consideration by $0.4 million subsequent to closing.

The results of operations from the acquisition from the January 16, 2024 closing date through June 30, 2024 represented approximately $22.3 million of revenue and $10.0 million of income from operations. The Company incurred $0.7 million of transaction costs in connection with the acquisition, which are included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

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

Pro Forma Information

The following summarized unaudited pro forma condensed statement of operations information for the three months ended June 30, 2023, and the six months ended June 30, 2024 and 2023, assumes that the Delaware Acquisition and each of the 2023 Bolt-on Acquisitions occurred as of January 1, 2023. There is no pro forma information included for the three months ended June 30, 2024, because the Company’s actual financial results for such period fully reflect all such acquisitions. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisitions as of January 1, 2023, or that would be attained in the future.

	Six Months Ended	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2023
Total Revenues	$960,063	$636,733	$1,350,237
Net Income (Loss)	152,086	295,930	711,735

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized on the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or impaired. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations. For the three months ended June 30, 2024 and 2023, unproved properties of $0.5 million and $2.0 million, respectively, were impaired. For the six months ended June 30, 2024 and 2023, unproved properties of $1.6 million and $2.6 million, respectively, were impaired.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	June 30, 2024
(In thousands)	Principal Balance	Unamortized Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$198,000	$—	$—	$198,000
Senior Notes due 2028	705,108	7,366	(8,237)	704,237
Convertible Notes due 2029	500,000	—	(13,002)	486,998
Senior Notes due 2031	500,000	(6,159)	(8,167)	485,675
Total	$1,903,108	$1,207	$(29,406)	$1,874,909

	December 31, 2023
	Principal Balance	Unamortized Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$161,000	$—	$—	$161,000
Senior Notes due 2028	705,108	8,376	(9,366)	704,117
Convertible Notes due 2029	500,000	—	(14,214)	485,786
Senior Notes due 2031	500,000	(6,600)	(8,749)	484,651
Total	$1,866,108	$1,776	$(32,330)	$1,835,554
________________
(1)Debt issuance costs related to the Company’s Revolving Credit Facility of $10.8 million and $10.6 million as of June 30, 2024 and December 31, 2023, are recorded in “Other Noncurrent Assets, Net” in the balance sheets.

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

The Revolving Credit Facility is comprised of revolving loans and letters of credit and is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. As of June 30, 2024, the borrowing base was $1.8 billion and the aggregate elected commitment amount was $1.5 billion. The Company’s borrowing availability under the Revolving Credit Facility is set at the lesser of the borrowing base and the elected commitment amount. The borrowing base will be redetermined semiannually on or around April 1st and October 1st, with one interim “wildcard” redetermination available to each of the Company and the Agent (acting at the direction of the lenders holding at least two-thirds of commitments and loans outstanding under the Revolving Credit Facility) between scheduled redeterminations. Upon an acquisition of oil and gas properties with an aggregate value exceeding 5% of the borrowing base, the Company may request an additional redetermination. The scheduled redeterminations are based on a December 31st or June 30th reserve report, as applicable, prepared under the supervision of the Company’s chief engineer and, in the case of the December 31st reserve report, audited by an approved petroleum engineer (reasonably acceptable to the Agent). The Company has the option to seek commitments for term loans, which such term loans (if obtained) are capped at the least of (i) the borrowing base minus the aggregate elected commitment amount minus the then-outstanding principal amount of term loans, (ii) the aggregate elected commitment amount minus the then-outstanding principal amount of term loans and (iii) $500.0 million. Such term loans are subject to certain other terms of the Revolving Credit Facility.

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

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), divided by consolidated current liabilities excluding current non-cash obligations under ASC 815, current maturities under the Revolving Credit Facility and current maturities of any long-term debt) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of June 30, 2024.

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

Senior Notes due 2028

On February 18, 2021, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (the “2028 Notes Indenture”), pursuant to which the Company issued $550.0 million in aggregate principal amount of 8.125% senior notes due 2028 (the “Original 2028 Notes”). On November 15, 2021, the Company issued an additional $200.0 million aggregate principal amount of 8.125% senior notes due 2028 (the “Additional 2028 Notes” and, together with the Original 2028 Notes, the “Senior Notes due 2028”). The proceeds of the Senior Notes due 2028 were used primarily to refinance existing indebtedness, and for general corporate purposes.

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

Before October 16, 2028, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after October 16, 2028, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of its common stock. However, upon conversion of any Convertible Notes, the conversion value, which will be determined over a period of 40 trading days, will be paid in cash up to at least the principal amount of the Convertible Notes being converted. The initial conversion rate was 26.3104 shares of common stock per $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $38.01 per share of common stock. The conversion rate and conversion price are subject to customary anti-dilution and other adjustments upon the occurrence of certain events. As of June 30, 2024, the conversion rate was 26.6642 shares of common stock per $1,000 principal amount of Convertible Notes, which represented a conversion price of approximately $37.50 per share of common stock. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

Capped Call Transactions

In October 2022, in connection with the Convertible Notes offering described above, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the Convertible Notes and/or their respective affiliates and/or other financial institutions. The Company paid $36.1 million in total consideration to enter into the Capped Call Transactions. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, the number of shares of common stock initially underlying the Convertible Notes. The Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions was initially approximately $52.17 per share of common stock, which represents a premium of 75% over the last reported sale price of the common stock of $29.81 per share on October 11, 2022, and is subject to certain customary adjustments under the terms of the Capped Call Transactions. As of June 30, 2024, the cap price of the Capped Call Transactions was approximately $51.48 per share of common stock.

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

On or after June 15, 2026, the Company may redeem all or a part of the Senior Notes due 2031 at redemption prices (expressed as percentages of principal amount) equal to 104.375% for the twelve-month period beginning on June 15, 2026, 102.188% for the twelve-month period beginning on June 15, 2027, and 100% beginning on June 15, 2028, plus accrued and unpaid interest to the redemption date.

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

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

On May 23, 2024, the Company filed an amendment to its certificate of incorporation, which was effective upon filing, to increase the number of authorized shares of common stock, par value 0.001 per share, from 135,000,000 to 270,000,000, as approved by the Company’s stockholders at the 2024 Annual Meeting of Stockholders on May 23, 2024. As of June 30, 2024, the Company had 100,172,478 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024, the Company had zero shares of preferred stock issued and outstanding.

2024 Activity

Common Stock

During the six months ended June 30, 2024, 71,548 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards. The total value of these shares was approximately $5.8 million, which is based on the market prices on the dates the shares were surrendered.

During the six months ended June 30, 2024, the Company issued 656,297 shares of common stock in exchange for the surrender and cancellation of outstanding warrants to purchase common stock, which immediately prior to their cancellation were exercisable for an aggregate of approximately 1,223,963 shares of common stock at an exercise price of $26.3324 per share.

During the six months ended June 30, 2024, the Company issued 107,657 shares of its common stock as partial consideration for the Delaware Acquisition (see Note 3).

Dividends

In February 2024, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.40 per share. The dividend was paid on April 30, 2024 to stockholders of record as of the close of business on March 28, 2024.

In May 2024, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.40 per share. The dividend was paid on July 31, 2024 to stockholders of record as of the close of business on June 27, 2024.

Stock Repurchase Program

In May 2022, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  In July 2024, the Company’s board of directors terminated the prior stock repurchase program, which was substantially depleted, and approved a new stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock. The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the six months ended June 30, 2024, the Company repurchased 1,444,432 shares of its common stock for $55.4 million (including commissions and $0.5 million in excise tax) under the Company’s then current stock repurchase program. During the six months ended June 30, 2023, the Company repurchased 287,751 shares of its common stock under the same stock repurchase program at a total cost of $8.0 million.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION AND WARRANTS

Stock-Based Compensation

The Company maintains the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) for the purpose of making equity-based awards to employees, directors and other eligible persons. As of June 30, 2024, there were 2,841,360 shares available for future awards or settlement of awards under the 2018 Plan.

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

Issuances made pursuant to the 2018 Plan are summarized as follows:

The Company issues share-based awards in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and share appreciation awards (“SARs”), subject to various vesting conditions, as compensation to executive officers, employees and directors of the Company. Typically, RSAs issued to employees and executive officers contain a service condition only and generally vest over three or four years. Typically, RSUs and SARs contain both a service and market condition. Market conditions can be the Company’s absolute total shareholder return (“TSR”), the Company’s TSR ranking among its peer companies or the Company’s market capitalization growth measured over a defined performance period. Grantees’ continued employment through the end of the performance period is required for such RSUs and SARs to vest. RSAs issued to directors generally vest either immediately or over one year, subject to continued service and provided that any performance and/or market conditions are also met.

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

Service-Based RSAs

The following table reflects the outstanding service-based RSAs and activity related thereto for the six months ended June 30, 2024:

	Service-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2023	497,722	$27.45
Shares granted	163,780	35.82
Shares forfeited	(424)	35.41
Shares vested	(180,387)	25.88
Outstanding at June 30, 2024	480,691	$35.41

At June 30, 2024, there was $13.5 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 1.49 years. For the six months ended June 30, 2024 and 2023, the total fair value of the Company’s RSAs that vested was $5.8 million and $6.2 million, respectively. For the six months ended June 30, 2024, the compensation expenses associated with these awards were $3.7 million.

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

In December 2023, the Company granted performance equity awards, in the form of RSUs, that are subject to the achievement of either the Company’s absolute TSR or a comparison of the Company’s TSR versus a defined peer group based on the last 20 trading days of 2025 compared to the same period of 2022 (“2023 TSR Awards”). The number of RSUs issued as a target amount on the grant date was 83,710. Depending on the Company’s stock performance, the number of common shares grantees shall be entitled to receive following the end of the performance period on December 31, 2025, can range from zero to 166% of the target amount. The grant date fair value for these awards ranges from $35.73 per share to $52.41 per share. For the six months ended June 30, 2024, the compensation expenses associated with these awards were $0.9 million. As of June 30, 2024, the unrecognized compensation expenses were $2.8 million, which will be amortized over the remaining performance period.

The following table reflects the outstanding 2023 TSR Awards and activity related thereto for the six months ended June 30, 2024:

	2023 TSR Awards
	Number of Units	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2023	83,710	$44.49
Units granted	—	—
Units forfeited	—	—
Units vested	—	—
Outstanding at June 30, 2024	83,710	$44.49

In December 2023, the Company also granted performance equity awards, in the form of SARs, that are subject to the achievement of an annualized adjusted market capitalization appreciation rate measured based on the last 20 trading days of 2027 compared to the same period of 2022 (“2023 SARs Awards”). The final payout (if any) will be a dollar amount, which may be settled in cash, shares or a combination of both at the Company’s option. The Company plans to settle the 2023 SARs Awards by issuing a number of common shares equal to the payout amount divided by the trailing 20-day average price as of the last trading day of 2027. In 2023, the Company issued SARs with an aggregate grant-date fair value of $6.0 million. For the six months ended June 30, 2024, the compensation expenses associated with these awards were $0.7 million. As of June 30, 2024, the unrecognized compensation expenses for these awards were $5.2 million, which will be amortized over the remaining performance period.

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

The following table reflects the outstanding warrants and activity related thereto for the six months ended June 30, 2024:

Warrants
	Number of Warrants	Weighted-average Exercise Price
Outstanding at December 31, 2023	1,223,963	$26.33
Issued	—	—
Anti-Dilution Adjustments for Common Stock Dividends	—	—
Exercised	—	—
Cancelled	(1,223,963)	26.33
Expired	—	—
Outstanding at June 30, 2024	—	$—

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

NOTE 8     INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2024 and 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to the non-deductibility of permanent items, state income taxes, and discrete items during the three and six months ended June 30, 2024 and the recognition of a full valuation allowance during the three and six months ended June 30, 2023.

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

The Company’s income tax expense was $42.7 million and $39.0 million for the three months ended June 30, 2024 and 2023, respectively. The effective tax rates for the three months ended June 30, 2024 and 2023 were 23.6% and 18.9%, respectively. The Company’s income tax expense was $45.6 million and $39.7 million for the six months ended June 30, 2024 and 2023, respectively. The effective tax rates for the six months ended June 30, 2024 and 2023 were 23.3% and 7.2%, respectively.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements at June 30, 2024 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$19,569	$—
Commodity Derivatives – Noncurrent Assets	—	4,107	—
Commodity Derivatives – Current Liabilities	—	(70,726)	—
Commodity Derivatives – Noncurrent Liabilities	—	(159,091)	—
Total	$—	$(206,141)	$—

	Fair Value Measurements at December 31, 2023 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$75,733	$—
Commodity Derivatives – Noncurrent Assets	—	10,725	—
Commodity Derivatives – Current Liabilities	—	(16,797)	—
Commodity Derivatives – Noncurrent Liabilities	—	(105,831)	—
Total	$—	$(36,169)	$—

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

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s Senior Notes due 2028, Convertible Notes due 2029 and Senior Notes due 2031 was $710.4 million, $581.6 million and $522.5 million, respectively, at June 30, 2024. These fair values are based on market quotes that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the SOFR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, Asset Retirement and Environmental Obligations.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the six months ended June 30, 2024 were approximately $3.0 million.

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

The Company accounts for acquisitions of oil and natural gas properties under the acquisition method of accounting. Accordingly, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company’s acquisitions of oil and natural gas properties during the six months ended June 30, 2024 and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the six months ended June 30, 2024.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Cash Received on Settled Derivatives	$8,896	$27,265	$28,012	$40,935
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	(12,324)	30,503	(169,972)	170,490
Gain (Loss) on Commodity Derivatives, Net	$(3,428)	$57,769	$(141,959)	$211,425

The following table summarizes open commodity derivative positions as of June 30, 2024, for commodity derivatives that were entered into through June 30, 2024, for the settlement period presented:

	2024	2025	2026	2027	2028
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	5,436,205	6,279,687	1,434,557	—	—
Weighted-Average Price ($/Bbl)	$74.73	$73.95	$71.88	$—	$—
WTI NYMEX - Swaptions(1):
Volume (Bbl)	552,000	4,268,075	4,108,995	730,000	640,500
Weighted-Average Price ($/Bbl)	$78.42	$72.99	$67.70	$75.30	$70.00
Argus American Crude WTI Midland to WTI NYMEX - Basis Swaps:
Volume (Bbl)	3,131,981	4,319,776	2,595,291	—	—
Weighted-Average Price ($/Bbl)	$1.15	$1.05	$1.10	$—	$—
WTI NYMEX - Call Options(1):
Volume (Bbl)	368,000	4,346,420	4,526,365	3,102,500	366,000
Weighted-Average Price ($/Bbl)	$85.00	$80.36	$70.65	$82.94	$80.00
Brent ICE - Call Options:
Volume (Bbl)	—	—	—	—	316,590
Weighted-Average Price ($/Bbl)	$—	$—	$—	$—	$80.00
WTI NYMEX - Collars:
Collar Put Volume (Bbl)	3,158,056	2,406,539	1,071,842	—	—
Collar Call Volume (Bbl)	3,483,805	3,454,962	1,544,057	—	—
Weighted-average floor price (Bbl)	$71.13	$69.77	$68.89	$—	$—
Weighted-average ceiling price (Bbl)	$80.99	$78.66	$75.28	$—	$—

Natural Gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	18,578,366	4,085,000	1,825,000	155,000	—
Weighted-Average Price ($/MMBtu)	$3.49	$3.59	$3.20	$3.20	$—
Henry Hub NYMEX - Swaptions:
Volume (MMBtu)	—	20,075,000	5,475,000	—	—
Weighted-Average Price ($/MMBtu)	$—	$3.89	$4.00	$—	$—
Waha Inside FERC to Henry Hub - Basis Swaps:
Volume (MMBtu)	9,568,000	18,568,000	14,600,000	3,650,000	—
Weighted-Average Differential ($/MMBtu)	$(0.85)	$(0.85)	$(0.78)	$(0.78)	$—
NE - TETCO M2 - Basis Swaps:
Volume (MMBtu)	7,360,000	3,650,000	1,825,000	—	—
Weighted-Average Differential ($/MMBtu)	$(0.99)	$(1.01)	$(1.14)	$—	$—
Henry Hub NYMEX - Call Options:
Volume (MMBtu)	3,428,050	12,207,700	3,239,500	35,523,000	6,700,000
Weighted-Average Price ($/MMBtu)	$3.82	$3.73	$6.00	$5.97	$5.50
Henry Hub NYMEX - Collars:
Collar Put Volume (MMBtu)	16,456,586	33,994,006	22,182,303	3,340,000	—
Collar Call Volume (MMBtu)	16,456,586	33,994,006	22,182,303	3,340,000	—
Weighted-average floor price ($/MMBtu)	$3.06	$3.12	$3.09	$3.00	$—
Weighted-average ceiling price ($/MMBtu)	$4.51	$4.93	$5.04	$3.83	$—
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

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at June 30, 2024 and December 31, 2023, respectively.  Certain amounts may be presented on a net basis in the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

(In thousands)
Type of Commodity	Balance Sheet Location	June 30, 2024 Estimated Fair Value	December 31, 2023 Estimated Fair Value
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$16,555	$61,323
Commodity Basis Swap Contracts	Current Assets	8,171	4,487
Commodity Price Collar Contracts	Current Assets	22,782	36,619
Commodity Price Call Option Contracts	Current Assets	4,062	17,964
Commodity Price Put Option Contracts	Current Assets	—	664
Commodity Price Swap Contracts	Noncurrent Assets	6,414	16,621
Commodity Basis Swap Contracts	Noncurrent Assets	7,893	1,874
Commodity Price Collar Contracts	Noncurrent Assets	29,645	26,841
Commodity Price Call Option Contracts	Noncurrent Assets	2,330	3,635
Total Derivative Assets		$97,852	$170,029

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(32,205)	$(8,079)
Commodity Basis Swap Contracts	Current Liabilities	(4,950)	(6,796)
Commodity Price Swaptions Contracts	Current Liabilities	(23,000)	(1,496)
Commodity Price Collar Contracts	Current Liabilities	(26,003)	(14,370)
Commodity Price Call Option Contracts	Current Liabilities	(16,569)	(31,380)
Commodity Price Swap Contracts	Noncurrent Liabilities	(5,252)	(2,288)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(4,329)	(8,922)
Commodity Price Collar Contracts	Noncurrent Liabilities	(37,834)	(18,849)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(91,492)	(78,123)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(62,359)	(35,896)
Total Derivative Liabilities		$(303,993)	$(206,198)

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

	Estimated Fair Value at June 30, 2024
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$51,571	$(32,002)	$19,569
Non-Current Assets	46,282	(42,174)	4,107
Total Derivative Assets	$97,852	$(74,176)	$23,676

Offsetting of Derivative Liabilities:
Current Liabilities	$(102,727)	$32,002	$(70,726)
Non-Current Liabilities	(201,266)	42,174	(159,091)
Total Derivative Liabilities	$(303,993)	$74,176	$(229,817)

	Estimated Fair Value at December 31, 2023
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$121,057	$(45,324)	$75,733
Non-Current Assets	48,971	$(38,246)	10,725
Total Derivative Assets	$170,029	$(83,570)	$86,459

Offsetting of Derivative Liabilities:
Current Liabilities	$(62,120)	$45,324	$(16,797)
Non-Current Liabilities	(144,077)	38,246	(105,831)
Total Derivative Liabilities	$(206,198)	$83,570	$(122,628)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of June 30, 2024.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 9 for the aggregate fair value of all derivative instruments that were in a net liability position at June 30, 2024 and December 31, 2023.

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
•potential impacts following the result of the upcoming presidential election in the United States;
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

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in the premier basins within the United States.  Using this strategy, we had participated in 10,187 gross (1,015.2 net) producing wells as of June 30, 2024. As of June 30, 2024, we had leased approximately 272,293 net acres, of which approximately 86% were developed and all were located in the United States.

We have grown and diversified our business significantly over the last several years through acquisitions of oil and gas properties. See Note 3 to our condensed financial statements for information regarding our recent acquisition activity.

Our average daily production in the second quarter of 2024 was approximately 123,342 Boe per day, of which approximately 57% was oil. This was a 36% increase in production compared to the second quarter of 2023, primarily due to production attributable to recent acquisitions and new wells added to production. During the three months ended June 30, 2024, we added 30.1 net wells to production.

Our weighted average percentage of production volumes by basin for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil (Bbl)	70%	64%	—%	57%	70%	66%	—%	60%
Natural Gas (Mcf)	30%	36%	100%	43%	30%	34%	100%	40%
Total (Boe)	39%	46%	15%	100%	55%	33%	12%	100%

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

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price. Thus, our operating results are also affected by changes in the price differentials between the applicable benchmark and the sales prices we receive for our production. Our oil price differential to the NYMEX benchmark price during the second quarter of 2024 was $3.55 per barrel, as compared to $2.65 per barrel in the second quarter of 2023. Our net realized gas price in the second quarter of 2024 was $2.47 per Mcf, representing 106% realization relative to average Henry Hub pricing, compared to a net realized gas price of $3.18 per Mcf in the second quarter of 2023, which represented 137% realization relative to average Henry Hub pricing. Fluctuations in our oil and gas price realizations are due to several factors such as pricing by basin, gathering and transportation costs, transportation method, takeaway capacity relative to production levels, regional storage capacity, seasonal refinery maintenance temporarily depressing demand, and in the case of gas realizations, the price of NGLs.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher commodity prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower commodity prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant. Since 2021, we have observed inflationary pressures on drilling and other operating costs due to various factors, such as higher commodity prices, labor shortages, supply chain disruptions and other factors. During the first six months of 2024, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $9.4 million, compared to $9.2 million for the wells we elected to participate in during 2023. The increase is due in part to a higher proportion of AFEs in the Permian Basin, which typically are more expensive than wells in the Williston Basin.

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

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$2.32	$2.32
Oil (per Bbl)	$80.66	$73.68
_________
(1)Based on average NYMEX closing prices.

	Six Months Ended June 30,
	2024	2023
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$2.21	$2.53
Oil (per Bbl)	$78.81	$74.82
_________
(1)Based on average NYMEX closing prices.

We have entered into derivatives contracts to hedge commodity price risk on a portion of our future expected oil and natural gas production. For a summary as of June 30, 2024, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in Part I, Item 3 below. See also Note 10 to our condensed financial statements.

Results of Operations for the Three Months Ended June 30, 2024 and June 30, 2023

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended June 30,
	2024	2023	% Change
Net Production:
Oil (Bbl)	6,337,728	4,981,162	27%
Natural Gas (Mcf)	29,318,623	19,732,243	49%
Total (Boe)	11,224,165	8,269,869	36%

Net Sales (in thousands):
Oil Sales	$488,690	$353,834	38%
Natural Gas and NGL Sales	72,335	62,657	15%
Gain on Settled Commodity Derivatives	8,896	27,265	(67)%
Gain (Loss) on Unsettled Commodity Derivatives	(12,324)	30,503
Other Revenue	3,169	2,294	38%
Total Revenues	560,766	476,554	18%

Average Sales Prices:
Oil (per Bbl)	$77.11	$71.03	9%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(2.30)	1.31
Oil Net of Settled Oil Derivatives (per Bbl)	74.81	72.34	3%

Natural Gas and NGLs (per Mcf)	$2.47	$3.18	(22)%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.80	1.05	(24)%
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	3.27	4.23	(23)%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	$49.98	$50.36	(1)%
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	0.79	3.30	(76)%
Realized Price on a Boe Basis Including Settled Commodity Derivatives	50.77	53.66	(5)%

Operating Expenses (in thousands):
Production Expenses	$100,859	$84,350	20%
Production Taxes	48,589	37,138	31%
General and Administrative Expenses	13,538	12,402	9%
Depletion, Depreciation, Amortization and Accretion	176,612	106,427	66%
Other Expense	2,232	1,446	54%

Costs and Expenses (per Boe):
Production Expenses	$8.99	$10.20	(12)%
Production Taxes	4.33	4.49	(4)%
General and Administrative Expenses	1.21	1.50	(19)%
Depletion, Depreciation, Amortization and Accretion	15.73	12.87	22%

Net Producing Wells at Period End	1,015.2	872.8	16%

Oil and Natural Gas Sales

In the second quarter of 2024, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $561.0 million, compared to $416.5 million in the second quarter of 2023. This 35% increase was driven by a 36% increase in production volumes, partially offset by a 1% decrease in realized prices.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 36% increase in production levels in the second quarter of 2024 compared to the same period of 2023.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a loss of $3.4 million in the second quarter of 2024, compared to a gain of $57.8 million in the second quarter of 2023. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the second quarter of 2024, we realized a gain on settled commodity derivatives of $8.9 million, compared to a $27.3 million gain in the second quarter of 2023. The decreased gain on settled derivatives was primarily due to higher average oil NYMEX pricing in the second quarter of 2024 compared to the same period of 2023.

Unsettled commodity derivative gains and losses was a loss of $12.3 million in the second quarter of 2024, compared to a gain of $30.5 million in the second quarter of 2023. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2024, all of our derivative contracts are recorded at their fair value, which was a net liability of $206.1 million, a change of $170.0 million from the $36.2 million net liability recorded as of December 31, 2023. The increase in liability at June 30, 2024 as compared to December 31, 2023 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2023. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $100.9 million in the second quarter of 2024, compared to $84.4 million in the second quarter of 2023. On a per unit basis, production expenses were $8.99 per Boe in the second quarter of 2024 compared to $10.20 per Boe in the second quarter of 2023. The lower production expenses per Boe was driven by lower repair and maintenance costs and lower firm transport costs in the second quarter of 2024 compared to the second quarter of 2023. On an absolute dollar basis, the increase in our production expenses in the second quarter of 2024 compared to the second quarter of 2023 was primarily due to a 36% increase in production volumes and a 16% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $48.6 million in the second quarter of 2024, compared to $37.1 million in the second quarter of 2023. As a percentage of oil and natural gas sales, our production taxes were 8.7% and 8.9% in the second quarter of 2024 and 2023, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales as well as the mix of our production by basin. Oil sales are taxed at a higher rate than natural gas sales.

General and Administrative Expenses

General and administrative expenses were $13.5 million in the second quarter of 2024 compared to $12.4 million in the second quarter of 2023. The increase was primarily due to a $1.9 million increase in non-cash compensation expense and $0.4 million increase in professional fees and other, offset by a $1.5 million decrease in acquisition-related costs in the second quarter of 2024 as compared to the second quarter of 2023.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $176.6 million in the second quarter of 2024, compared to $106.4 million in the second quarter of 2023. Depletion expense, the largest component of DD&A, increased by $70.0 million in the second quarter of 2024 compared to the second quarter of 2023. The aggregate increase in depletion expense was driven by a 36% increase in production levels and a 23% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $15.64 per Boe in the second quarter of 2024 compared to $12.76 per Boe in the second quarter of 2023. The higher depletion rate per Boe was primarily driven by a significant increase to our depletable base, due to the closing of several larger acquisitions in 2023 and 2024 (see Note 3 to our condensed financial statements). Depreciation, amortization and accretion was $1.1 million and $0.9 million in the second quarter of 2024 and 2023, respectively. The following table summarizes DD&A expense per Boe for the second quarter of 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Depletion	$15.64	$12.76	$2.88	23%
Depreciation, Amortization and Accretion	0.09	0.11	(0.02)	(18)%
Total DD&A Expense	$15.73	$12.87	$2.86	22%

Interest Expense

Interest expense, net of capitalized interest, was $37.7 million in the second quarter of 2024 compared to $32.0 million in the second quarter of 2023. The increase was primarily due to higher levels of debt outstanding during the second quarter of 2024 compared to the second quarter of 2023. Additionally, higher interest rates on our floating rate debt contributed to higher interest expense in the second quarter of 2024 compared to the second quarter of 2023.

Income Tax

During the second quarter of 2024, we recorded income tax expense of $42.7 million which equated to an effective tax rate of 23.6%. During the second quarter of 2023, we recorded income tax expense of $39.0 million which equated to an effective tax rate of 18.9%.

Results of Operations for the Six Months Ended June 30, 2024 and June 30, 2023

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Six Months Ended June 30,
	2024	2023	% Change
Net Production:
Oil (Bbl)	12,724,209	9,828,935	29%
Natural Gas (Mcf)	56,211,526	37,833,498	49%
Total (Boe)	22,092,797	16,134,518	37%

Net Sales (in thousands):
Oil Sales	$954,369	$709,213	35%
Natural Gas and NGL Sales	138,697	133,513	4%
Gain on Settled Commodity Derivatives	28,012	40,935	(32)%
Gain (Loss) on Unsettled Commodity Derivatives	(169,972)	170,490
Other Revenue	6,006	4,619	30%
Total Revenues	957,113	1,058,769	(10)%

Average Sales Prices:
Oil (per Bbl)	$75.00	$72.16	4%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(1.57)	0.06
Oil Net of Settled Oil Derivatives (per Bbl)	73.43	72.22	2%

Natural Gas and NGLs (per Mcf)	$2.47	$3.53	(30)%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.85	1.07	(21)%
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	3.32	4.60	(28)%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	$49.48	$52.23	(5)%
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	1.27	2.54	(50)%
Realized Price on a Boe Basis Including Settled Commodity Derivatives	50.75	54.77	(7)%

Operating Expenses (in thousands):
Production Expenses	$206,306	$162,438	27%
Production Taxes	99,799	72,056	39%
General and Administrative Expenses	24,931	25,402	(2)%
Depletion, Depreciation, Amortization and Accretion	350,570	201,045	74%
Other Expense	4,251	2,447	74%

Costs and Expenses (per Boe):
Production Expenses	$9.34	$10.07	(7)%
Production Taxes	4.52	4.47	1%
General and Administrative Expenses	1.13	1.57	(28)%
Depletion, Depreciation, Amortization and Accretion	15.87	12.46	27%

Net Producing Wells at Period End	1,015.2	872.8	16%

Oil and Natural Gas Sales

In the first six months of 2024, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $1,093.1 million, compared to $842.7 million in the first six months of 2023. This 30% increase was driven by a 37% increase in production volumes, partially offset by a 5% decrease in realized prices. The lower average realized price in the first six months of 2024 as compared to the same period in 2023 was driven by a $1.06 per Mcf (or 30%) decrease in realized natural gas and NGL prices, excluding the effect of settled commodity derivatives, and a higher average oil price differential. Oil price differential during the first six months of 2024 was $3.81 per barrel, as compared to $2.66 per barrel in the first six months of 2023.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 37% increase in production levels in the first six months of 2024 compared to the same period of 2023.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our gain (loss) on commodity derivatives, net, was a loss of $142.0 million in the first six months of 2024, compared to a gain of $211.4 million in the first six months of 2023. Gain (loss) on commodity derivatives, net, is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first six months of 2024, we realized a gain on settled commodity derivatives of $28.0 million, compared to a $40.9 million gain in the first six months of 2023. The decrease in the gain on settled derivatives was primarily due to higher average NYMEX oil price in the first six months of 2024 compared to the same period of 2023.

Unsettled commodity derivative gains and losses was a loss of $170.0 million in the first six months of 2024, compared to a gain of $170.5 million in the first six months of 2023. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2024, all of our derivative contracts are recorded at their fair value, which was a net liability of $206.1 million, a change of $170.0 million from the $36.2 million net liability recorded as of December 31, 2023. The increase in liability at June 30, 2024 as compared to December 31, 2023 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2023. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $206.3 million in the first six months of 2024, compared to $162.4 million in the first six months of 2023. On a per unit basis, production expenses were $9.34 per Boe in the first six months of 2024 compared to $10.07 per Boe in the first six months of 2023. The lower production expenses per Boe was driven by decreased repair and maintenance costs and firm transport expenses in the first six months of 2024 compared to the first six months of 2023. On an absolute dollar basis, the increase in our production expenses in the first six months of 2024 compared to the first six months of 2023 was primarily due to a 37% increase in production volumes and a 16% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $99.8 million in the first six months of 2024, compared to $72.1 million in the first six months of 2023. As a percentage of oil and natural gas sales, our production taxes were 9.1% and 8.6% in the first six months of 2024 and 2023, respectively. The fluctuation in our average production tax rate from year to year is primarily due to changes in our oil sales as a percentage of our total oil and gas sales as well as the mix of our production by basin. Oil sales are taxed at a higher rate than natural gas sales.

General and Administrative Expenses

General and administrative expenses were $24.9 million in the first six months of 2024 compared to $25.4 million in the first six months of 2023. The decrease was primarily due to a $4.2 million decrease in acquisition-related costs in the first six months of 2024 as compared to the first six months of 2023, offset by a $2.0 million increase in non-cash compensation expense and $0.7 million increase in professional fees and other.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $350.6 million in the first six months of 2024, compared to $201.0 million in the first six months of 2023. Depletion expense, the largest component of DD&A, increased by $149.2 million in the first six months of 2024 compared to the first six months of 2023. The aggregate increase in depletion expense was driven by a 37% increase in production levels and a 28% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $15.77 per Boe in the first six months of 2024 compared to $12.35 per Boe in the first six months of 2023. The higher depletion rate per Boe was primarily driven by a significant increase to our depletable base, due to the closing of several larger acquisitions in 2023 and 2024 (see Note 3 to our condensed financial statements). Depreciation, amortization and accretion was $2.1 million and $1.8 million in the first six months of 2024 and 2023, respectively. The following table summarizes DD&A expense per Boe for the first six months of 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Depletion	$15.77	$12.35	$3.42	28%
Depreciation, Amortization and Accretion	0.10	0.11	(0.01)	(9)%
Total DD&A Expense	$15.87	$12.46	$3.41	27%

Interest Expense

Interest expense, net of capitalized interest, was $75.6 million in the first six months of 2024 compared to $62.1 million in the first six months of 2023. The increase was primarily due to higher levels of debt outstanding during the first six months of 2024 compared to the first six months of 2023. Additionally, higher interest rates on our floating rate debt contributed to higher interest expense in the first six months of 2024 compared to the first six months of 2023.

Income Tax

During the first six months of 2024, we recorded income tax expense of $45.6 million which equated to an effective tax rate of 23.3%. During the first six months of 2023, we recorded income tax expense of $39.7 million which equated to an effective tax rate of 7.2%. The difference was due primarily to the release of our valuation allowance in the second quarter of 2023.

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

In June 2024, we entered into definitive agreements to jointly acquire, together with SM Energy Company (“SM”), the Uinta Basin oil and gas assets of XCL Resources, LLC and its affiliates (“XCL”). Pursuant to the agreements, we have agreed to acquire a 20% undivided interest in XCL’s assets for a purchase price of $510.0 million in cash, subject to certain customary purchase price adjustments (the “XCL Acquisition”), and SM has agreed to acquire the remaining 80% undivided interest in the assets. In connection with signing of the XCL Acquisition, we placed a $25.5 million deposit in escrow. We expect to fund the remaining cash consideration for the XCL Acquisition with cash flow from operations and borrowings under our Revolving Credit Facility. The XCL Acquisition is expected to close in the fourth quarter of 2024, subject to the satisfaction of customary closing conditions.

In July 2024, we entered into definitive agreements to jointly acquire, together with Vital Energy, Inc. (“Vital”), the Permian Midland Basin oil and gas assets of parties affiliated with Point Energy Partners, LLC (“Point”). Pursuant to the agreements, we have agreed to acquire a 20% undivided interest in Point’s assets for a purchase price of $220.0 million in cash, subject to certain customary purchase price adjustments (the “Point Acquisition”), and Vital has agreed to acquire the remaining 80% undivided interest in the assets. In connection with signing of the Point Acquisition, we placed a $22.0 million deposit in escrow. We expect to fund the remaining cash consideration for the Point Acquisition with cash flow from operations and borrowings under our Revolving Credit Facility. The Point Acquisition is expected to close late in the third quarter of 2024, subject to the satisfaction of customary closing conditions.

During the six months ended June 30, 2024, we repurchased and retired 1,444,432 shares of our common stock for total consideration of $54.9 million, or an average price of $37.99 per share.

As of June 30, 2024, we had outstanding total debt of $1,903.1 million consisting of $198.0 million of borrowings under our Revolving Credit Facility, $705.1 million aggregate principal amount of our Senior Notes due 2028, $500.0 million aggregate principal amount of our Senior Notes due 2031, and $500.0 million aggregate principal amount of our Convertible Notes.

As of June 30, 2024, we had total liquidity of $1.3 billion, consisting of $1.3 billion of committed borrowing availability under the Revolving Credit Facility and $7.8 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 87% and 85% of our total oil and gas sales in the second quarter of 2024 and 2023, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the six months ended June 30, 2024, we hedged approximately 75% of our crude oil production and approximately 61% of our natural gas production. For a summary as of June 30, 2024, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

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

At June 30, 2024, we had a working capital deficit of $51.9 million, compared to a surplus of $123.6 million at December 31, 2023. Current assets decreased by $95.7 million and current liabilities increased by $79.8 million at June 30,

2024, compared to December 31, 2023. The decrease in current assets is primarily related to a $56.2 million decrease in the fair value of our derivative instruments as a result of commodity price changes, a $27.5 million decrease in our advances to operators, and a $10.9 million decrease in accounts receivable. The increase in current liabilities is primarily related to a $67.9 million increase in our accrued liabilities and a $53.9 million increase in the fair value of our derivative instruments as a result of commodity price changes, partially offset by a $42.5 million decrease in our accounts payable.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. We typically enter into commodity derivative transactions covering a substantial, but varying, portion of our anticipated future oil and gas production for the next 12 to 36 months. Our cash flows for the six months ended June 30, 2024 and 2023 are presented below:

	Six Months Ended June 30,
(In thousands, unaudited)	2024	2023
Net Cash Provided by Operating Activities	$732,624	$577,094
Net Cash Used for Investing Activities	(630,255)	(871,380)
Net Cash Provided by (Used for) Financing Activities	(102,786)	306,564
Net Increase (Decrease) in Cash	$(417)	$12,278

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2024 was $732.6 million, compared to $577.1 million in the same period of the prior year. This increase was due to significantly higher production volumes, offset by lower realized natural gas prices (including the effect of settled derivatives) and higher operating costs. Net cash provided by operating activities is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the six months ended June 30, 2024 was a surplus of $6.0 million compared to a surplus of $0.5 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2024 and 2023 were $630.3 million and $871.4 million, respectively. The decrease in cash used in investing activities for the first six months of 2024 as compared to the same period of 2023 was attributable to a $240.7 million decrease in our capital expenditures for oil and natural gas properties spending. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $263.0 million and $242.6 million at June 30, 2024 and 2023, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the six months ended June 30, 2024, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $683.8 million, while the actual cash spend in this regard amounted to $630.2 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the six months ended June 30, 2024 and 2023 are summarized in the following table:

	Six Months Ended June 30,
(In millions, unaudited)	2024	2023
Drilling and Development Capital Expenditures	$459.9	$349.4
Acquisition of Oil and Natural Gas Properties	168.6	519.8
Other Capital Expenditures	1.7	1.7
Total	$630.2	$870.9

Cash Flows from Financing Activities

Net cash used for financing activities was $102.8 million during the six months ended June 30, 2024, compared to net cash provided by financing activities of $306.6 million during the six months ended June 30, 2023. For the six months ended June 30, 2024, cash used for financing activities was primarily related to $80.3 million of common stock dividend payments and $54.9 million in repurchases of common stock, which was partially offset by $37.0 million of net advances under our Revolving Credit Facility. For the six months ended June 30, 2023, cash provided by financing activities was primarily related to the issuance of the Senior Notes due 2031 of $492.8 million and the issuance of common stock of $224.7 million, partially offset by $319.0 million of net payments under our Revolving Credit Facility, $54.4 million of common stock dividend payments, $18.4 million in repurchases of our Senior Notes due 2028, and $8.0 million in repurchases of common stock.

Revolving Credit Facility

We have entered into a Revolving Credit Facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of June 30, 2024, the Revolving Credit Facility had a borrowing base of $1.8 billion and an elected commitment amount of $1.5 billion, and we had $198.0 million in borrowings outstanding under the facility, leaving $1.3 billion in available committed borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Senior Notes due 2028

As of June 30, 2024, we had outstanding $705.1 million aggregate principal amount of our Senior Notes due 2028. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2028.

Senior Notes due 2031

As of June 30, 2024, we had outstanding $500.0 million aggregate principal amount of our Senior Notes due 2031. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2031.

Convertible Notes due 2029

As of June 30, 2024, we had outstanding $500.0 million aggregate principal amount of our Convertible Notes. See Note 4 to our condensed financial statements for further details regarding the Convertible Notes.

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

The following table summarizes our open crude oil derivative contracts as of June 30, 2024, by fiscal quarter.

Crude Oil Contracts
	Swaps(1)		Collars
Settlement Period	Volume (Bbls)	Weighted Average Price ($/Bbl)	Volume Ceiling (Bbls)	Volume Floor (Bbls)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Floor Price ($/Bbl)

2024:
Q3	2,909,096	$75.28	1,725,056	1,573,256	$80.90	$71.23
Q4	2,527,109	74.09	1,758,749	1,584,800	81.08	71.03
2025:
Q1	2,097,749	$75.10	1,088,286	809,849	$79.20	$69.86
Q2	1,919,133	74.37	819,171	563,233	78.15	69.57
Q3	1,150,394	72.73	786,994	529,970	78.36	69.79
Q4	1,112,411	72.28	760,511	503,487	78.76	69.82
2026:
Q1	353,726	$71.96	380,726	264,289	$75.28	$68.89
Q2	357,657	71.91	384,957	267,227	75.28	68.89
Q3	361,587	71.86	389,187	270,163	75.28	68.89
Q4	361,587	71.79	389,187	270,163	75.28	68.89
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

The following table summarizes our open natural gas derivative contracts as of June 30, 2024, by fiscal quarter.

Natural Gas Contracts
	Swaps(1)		Collars
Contract Period	Volume (MMBTU)	Weighted Average Price ($/MMBTU)	Volume Ceiling (MMBTU)	Volume Floor (MMBTU)	Weighted Average Ceiling Price ($/MMBTU)	Weighted Average Floor Price ($/MMBTU)

2024:
Q3	10,860,457	$3.49	7,360,000	7,360,000	$4.37	$3.05
Q4	7,717,909	3.49	9,096,586	9,096,586	4.63	3.07
2025:
Q1	1,485,000	$3.61	9,196,417	9,196,417	$5.10	$3.13
Q2	920,000	3.60	8,771,297	8,771,297	4.81	3.13
Q3	920,000	3.60	8,407,569	8,407,569	4.84	3.13
Q4	760,000	3.52	7,618,723	7,618,723	4.95	3.12
2026:
Q1	450,000	$3.20	5,828,249	5,828,249	$5.06	$3.09
Q2	460,000	3.20	6,024,706	6,024,706	5.06	3.09
Q3	460,000	3.20	6,024,706	6,024,706	5.06	3.09
Q4	455,000	3.20	4,304,642	4,304,642	4.97	3.09
2027:
Q1	155,000	$3.20	890,000	890,000	$3.83	$3.00
Q2	—	—	920,000	920,000	3.83	3.00
Q3	—	—	920,000	920,000	3.83	3.00
Q4	—	—	610,000	610,000	3.83	3.00
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

Interest Rate Risk

Our long-term debt as of June 30, 2024 was comprised of borrowings that contain fixed and floating interest rates. Our Senior Notes due 2028, Senior Notes due 2031, and Convertible Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement (see Note 4 to our condensed financial statements).

From time to time, the Company may use interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. As of June 30, 2024, we had no interest rate swaps.

Changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at June 30, 2024 would cost us approximately $2.0 million in additional annual interest expense.

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

As of June 30, 2024, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
April 1, 2024 to April 30, 2024	—	$—	—	$ 67.5 million
Month #2
May 1, 2024 to May 31, 2024	375,191	$39.99	375,191	$ 52.5 million
Month #3
June 1, 2024 to June 30, 2024	519,885	$38.21	519,885	$ 32.6 million
Total	895,076	$38.96	895,076	$ 32.6 million
______________
(1)In May 2022, the Company’s board of directors approved and the Company promptly announced a stock repurchase program to acquire up to $150 million of shares of our outstanding common stock. In July 2024, the Company’s board of directors terminated the prior stock repurchase program, which was substantially depleted, and approved and promptly announced a new stock repurchase program to acquire up to $150 million of the Company’s outstanding common stock. The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

(a)    None.

(b)    None.

(c)    The information required by Item 408(a) of Regulation S-K is included in the table below.

Name (Title)	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Nicholas O’Grady (CEO)	Adopt	May 24, 2024	X		25,000	August 22, 2025
Adam Dirlam (President)	Adopt	May 30, 2024	X		25,008	July 31, 2025
Chad Allen (CFO)	Adopt	May 31, 2024	X		12,000	July 31, 2025
Erik Romslo (CLO)	Adopt	May 20, 2024	X		15,000	June 30, 2025
* Intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. ** Not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6.  Exhibits.

Exhibit No.	Description	Reference
2.1*	Acquisition and Cooperation Agreement, dated as of June 27, 2024, by and between SM Energy Company and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.2 to SM Energy Company’s Current Report on Form 8-K (File No. 001-31539) filed with the SEC on June 28, 2024
2.2*	Purchase and Sale Agreement, dated as of June 27, 2024, by and among XCL AssetCo, LLC, XCL Marketing, LLC, Wasatch Water Logistics, LLC, XCL Resources, LLC and XCL SandCo, LLC, as seller, SM Energy Company, as purchaser, and Northern Oil and Gas, Inc. (solely for the purposes of ratifying certain provisions therein)	Incorporated by reference to Exhibit 10.1 to SM Energy Company’s Current Report on Form 8-K (File No. 001-31539) filed with the SEC on June 28, 2024
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated May 23, 2024	Filed herewith
3.4	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2023
10.1	Third Amendment to the Third Amended and Restated Credit Agreement among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, dated April 29, 2024.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2024
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith
* Certain schedules and exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	July 31, 2024	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer (on behalf of Registrant)

Date:	July 31, 2024	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal financial and accounting officer (on behalf of Registrant)