Form 10-Q
period 2024-09-30
NORTHERN OIL & GAS, INC.
filed 2024-11-06
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 1, 2024, there were 99,825,164 shares of our common stock, par value $0.001, outstanding.

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

v

NORTHERN OIL AND GAS, INC.
FORM 10-Q

September 30, 2024

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS

(In thousands, except par value and share data)	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$34,356	$8,195
Accounts Receivable, Net	316,933	370,531
Advances to Operators	18,153	49,210
Prepaid Expenses and Other	12,111	2,489
Derivative Instruments	100,797	75,733
Income Tax Receivable	36,573	3,249
Total Current Assets	518,923	509,407

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	9,524,785	8,428,518
Unproved	23,006	36,785
Other Property and Equipment	8,182	8,069
Total Property and Equipment	9,555,973	8,473,372
Less – Accumulated Depreciation, Depletion and Impairment	(5,075,954)	(4,541,808)
Total Property and Equipment, Net	4,480,019	3,931,563

Derivative Instruments	14,730	10,725
Acquisition Deposit	25,500	17,094
Other Noncurrent Assets, Net	16,155	15,466

Total Assets	$5,055,327	$4,484,255

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$152,455	$192,672
Accrued Liabilities	237,244	147,943
Accrued Interest	28,034	26,219
Derivative Instruments	804	16,797
Other Current Liabilities	1,751	2,130
Total Current Liabilities	420,288	385,761

Long-term Debt, Net	1,953,099	1,835,554
Deferred Tax Liability	210,738	68,488
Derivative Instruments	112,442	105,831
Asset Retirement Obligations	42,867	38,203
Other Noncurrent Liabilities	2,391	2,741

Total Liabilities	$2,741,825	$2,436,578

Commitments and Contingencies

Stockholders’ Equity

Common Stock, Par Value $.001; 270,000,000 Shares Authorized; 99,825,164 Shares Outstanding at 9/30/2024 100,761,148 Shares Outstanding at 12/31/2023	502	503
Additional Paid-In Capital	1,942,181	2,124,963
Retained Earnings (Deficit)	370,819	(77,790)
Total Stockholders’ Equity	2,313,502	2,047,676
Total Liabilities and Stockholders’ Equity	$5,055,327	$4,484,255
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenues
Oil and Gas Sales	$513,541	$511,651	$1,606,607	$1,354,376
Gain (Loss) on Commodity Derivatives, Net	238,150	(199,548)	96,191	11,878
Other Revenues	1,947	1,870	7,953	6,488
Total Revenues	753,638	313,973	1,710,751	1,372,742

Operating Expenses
Production Expenses	106,902	82,506	313,209	244,944
Production Taxes	14,671	42,158	114,470	114,215
General and Administrative Expenses	10,005	11,846	34,936	37,248
Depletion, Depreciation, Amortization and Accretion	185,657	133,791	536,227	334,836
Other Expenses	2,463	1,234	6,713	3,681
Total Operating Expenses	319,698	271,535	1,005,555	734,924

Income From Operations	433,940	42,438	705,196	637,818

Other Income (Expense)
Interest Expense, Net of Capitalization	(36,837)	(37,040)	(112,458)	(99,151)
Loss on Unsettled Interest Rate Derivatives, Net	(20)	—	(20)	(1,017)
Gain on Extinguishment of Debt, Net	—	—	—	659
Contingent Consideration Gain	—	—	—	10,107
Other Income	140	21	260	4,712
Total Other Expense, Net	(36,717)	(37,019)	(112,218)	(84,690)

Income Before Income Taxes	397,223	5,419	592,978	553,128

Income Tax Expense (Benefit)	98,777	(20,691)	144,369	19,012

Net Income	$298,446	$26,111	$448,609	$534,116

Net Income Per Common Share – Basic	$3.00	$0.28	$4.48	$6.01
Net Income Per Common Share – Diluted	$2.96	$0.28	$4.42	$5.97
Weighted Average Common Shares Outstanding – Basic	99,494,313	92,768,035	100,065,656	88,857,016
Weighted Average Common Shares Outstanding – Diluted	100,724,784	93,742,407	101,446,567	89,449,731
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash Flows from Operating Activities
Net Income	$448,609	$534,116
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization, and Accretion	536,227	334,836
Amortization of Debt Issuance Costs	6,991	5,824
Gain on Extinguishment of Debt	—	(659)
Amortization of Bond Premium/Discount on Long-term Debt	(855)	(1,188)
Deferred Income Taxes	142,250	18,121
Unrealized (Gain) Loss of Derivative Instruments	(38,450)	35,239
Gain on Contingent Consideration	—	(10,107)
Stock-Based Compensation Expense	8,402	4,479
Other	517	2,882
Changes in Working Capital and Other Items:
Accounts Receivable, Net	53,598	(91,588)
Prepaid and Other Expenses	(1,126)	(215)
Income Tax Receivable	(33,324)	(338)
Accounts Payable	(1,656)	531
Accrued Interest	1,815	7,484
Accrued Liabilities and Expenses	(4,613)	1,542
Net Cash Provided by Operating Activities	1,118,385	840,959

Cash Flows from Investing Activities
Capital Expenditures on Oil and Natural Gas Properties	(986,503)	(1,483,639)
Acquisition Deposit	(25,500)	—
Purchases of Other Property and Equipment	(113)	(564)
Net Cash Used for Investing Activities	(1,012,116)	(1,484,203)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	428,000	903,000
Repayments on Revolving Credit Facility	(314,000)	(838,000)
Repurchase of Senior Notes Due 2028	—	(18,436)
Issuance of Senior Notes Due 2031	—	492,840
Debt Issuance Costs Paid	(1,878)	(11,103)
Issuance of Common Stock	—	224,682
Repurchases of Common Stock	(69,328)	(8,004)
Restricted Stock Surrenders - Tax Obligations	(2,712)	(2,616)
Common Dividends Paid	(120,190)	(88,695)
Net Cash Provided by (Used for) Financing Activities	(80,108)	653,668

Net Increase in Cash and Cash Equivalents	26,161	10,424

Cash and Cash Equivalents - Beginning of Period	8,195	2,528

Cash and Cash Equivalents - End of Period	34,356	12,952
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2023	100,761,148	$503	$2,124,963	$(77,790)	$2,047,676

Issuance of Common Stock	139,873	—	—	—	—
Share Based Compensation	—	—	2,296	—	2,296
Restricted Stock Surrenders - Tax Obligations	(71,548)	—	(2,712)	—	(2,712)
Acquisitions of Oil and Natural Gas Properties	107,657	—	3,737	—	3,737
Issuance of Common Stock in Exchange for Warrants	656,297	1	(1)	—	—
Repurchases of Common Stock	(549,356)	(1)	(20,206)	—	(20,207)
Common Stock Dividends Declared	—	—	(40,418)	—	(40,418)
Net Income	—	—	—	11,606	11,606
March 31, 2024	101,044,071	$503	$2,067,660	$(66,183)	$2,001,980

Issuance of Common Stock	23,907	—	—	—	—
Restricted Stock Forfeitures	(424)	—	(2)	—	(2)
Share Based Compensation	—	—	3,058	—	3,058
Repurchases of Common Stock	(895,076)	(1)	(35,217)	—	(35,218)
Common Stock Dividends Declared	—	—	(40,067)	—	(40,067)
Net Income	—	—		138,556	138,556

June 30, 2024	100,172,478	$502	$1,995,432	$72,373	$2,068,307

Issuance of Common Stock	49,987	—	—	—	—
Share Based Compensation	—	—	3,048	—	3,048
Repurchases of Common Stock	(397,301)	—	(14,598)	—	(14,598)
Common Stock Dividends Declared	—	—	(41,701)	—	(41,701)
Net Income	—	—	—	298,446	298,446

September 30, 2024	99,825,164	$502	$1,942,181	$370,819	$2,313,502

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2022	85,165,807	$487	$1,745,532	$(1,000,759)	$745,260

Issuance of Common Stock	193,293	—	—	—	—
Restricted Stock Forfeitures	(6,854)	—	(54)	—	(54)
Share Based Compensation	—	—	2,316	—	2,316
Restricted Stock Surrenders - Tax Obligations	(98,052)	—	(2,616)	—	(2,616)
Issuance of Common Stock in Exchange for Warrants	403,780	—	—	—	—
Repurchases of Common Stock	(287,751)	—	(8,004)	—	(8,004)
Common Stock Dividends Declared	—	—	(29,026)	—	(29,026)
Net Income	—	—	—	340,191	340,191
March 31, 2023	85,370,223	$487	$1,708,147	$(660,568)	$1,048,067

Issuance of Common Stock	11,585	—	—	—	—
Restricted Stock Forfeitures	(6,550)	—	—	—	—
Share Based Compensation	—	—	1,207	—	1,207
Equity Offerings, Net of Issuance Costs	7,647,500	8	224,674	—	224,682
Common Stock Dividends Declared	—	—	(34,414)	—	(34,414)
Deferred Taxes Related to Capped Calls	—	—	8,441	—	8,441
Net Income	—	—	—	167,815	167,815
June 30, 2023	93,022,758	$495	$1,908,055	$(492,753)	$1,415,797

Issuance of Common Stock	9,880	—	—	—	—
Share Based Compensation	—	—	1,234	—	1,234
Common Stock Dividends Declared	—	—	(35,349)	—	(35,349)
Net Income	—	—	—	26,111	26,111

September 30, 2023	93,032,638	$495	$1,873,940	$(466,642)	$1,407,793

___________
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(UNAUDITED)

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

Northern Oil and Gas, Inc. (the “Company,” “Northern,” “our” and words of similar import), a Delaware corporation, is an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas properties in the United States, primarily in the Williston Basin, the Permian Basin, the Appalachian Basin and, following the closing of the XCL Acquisition (as defined herein; see Note 3) in October 2024, the Uinta Basin. The Company’s common stock trades on the New York Stock Exchange under the symbol “NOG”.

The Company’s principal business is crude oil and natural gas exploration, development, and production with operations in the United States. The Company’s primary strategy is investing in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in premier basins within the United States.

NOTE 2     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial information included herein is unaudited. The balance sheet as of December 31, 2023 has been derived from the Company’s audited financial statements for the year ended December 31, 2023. However, such information includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

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

Out-of-Period Adjustments

During the three months ended September 30, 2024, the Company identified certain errors in its previously issued financial statements that have now been corrected through cumulative out-of-period adjustments in the condensed financial statements as of and for the three and nine months ended September 30, 2024. The errors relate, primarily, to improper classifications of income taxes withheld by the state of New Mexico, from January 2021 through June 2024, that were recorded as production tax expense. As a result, the Company recorded an out-of-period adjustment of approximately $32.1 million in the three months ended September 30, 2024 to record an income tax receivable, offset by a reduction in production taxes. Further, in the three months ended September 30, 2024, the Company recorded an out-of-period adjustment of approximately $6.7 million to income tax expense, offset by an increase in deferred tax liabilities. These errors understated net income for the fiscal years ended December 31, 2023, 2022, and 2021, by approximately $9.3 million, $11.2 million, and $0.5 million, respectively. Management considered qualitative and quantitative factors and concluded the out-of-period adjustments are immaterial to 2024 and each of the applicable periods.

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

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the Company to expand the breadth and frequency of segment disclosures to include additional information about significant segment expenses, the chief operating decision maker (CODM) and other items, and also require the annual disclosures on an interim basis. This guidance is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact the new standard will have on its financial statements and related disclosures.

Revenue Recognition

The Company’s revenues are primarily derived from its interests in the sales of oil and natural gas production. The Company recognizes revenue from its interests in the sales of crude oil and natural gas in the period that its performance obligations are satisfied. Performance obligations are satisfied when the customer obtains control of the product, when the Company has no further obligations to perform related to the sale, when the transaction price has been determined and when collectability is probable. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in trade receivables, net in the condensed balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained.

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

The Company’s disaggregated revenue has two primary sources: oil sales and natural gas and NGL sales. Substantially all of the Company’s oil and natural gas sales during the periods presented came from three geographic areas in the United States: the Williston Basin, the Permian Basin, and the Appalachian Basin. The following tables present the disaggregation of the Company’s oil revenues and natural gas and NGL revenues by basin for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$216,620	$249,402	$2,526	$468,547	$249,276	$215,517	$—	$464,793
Natural Gas and NGL Revenues	17,234	19,036	8,724	44,994	17,901	25,214	3,742	46,857
Other	—	1,947	—	1,947	—	1,870	—	1,870
Total	$233,854	$270,385	$11,250	$515,489	$267,177	$242,601	$3,742	$513,520

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(In thousands)	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil Revenues	$666,687	$753,382	$2,848	$1,422,917	$683,789	$490,217	$—	$1,174,006
Natural Gas and NGL Revenues	77,516	75,814	30,360	183,690	83,277	71,681	25,412	180,370
Other	—	7,953	—	7,953	—	6,488	—	6,488
Total	$744,203	$837,149	$33,208	$1,614,560	$767,066	$568,386	$25,412	$1,360,864

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the exploration, development and production activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three months ended September 30, 2024, the Company’s top four operators made up 40% of total oil and natural gas sales, with one operator comprising of more than 10% but less than 15%. For the nine months ended September 30, 2024, the Company’s top four operators made up 39% of total oil and natural gas sales, with one operator comprising of more than 10% but less than 15%. For the three months ended September 30, 2023, the Company’s top four operators made up 41% of total oil and natural gas sales, with two operators comprising of more than 10% but less than 15%. For the nine months ended September 30, 2023, the Company’s top four operators made up 40% of total oil and natural gas sales, with three operators comprising of more than 10% but less than 15%.

The Company faces concentration risk due to the fact that substantially all of its oil and natural gas revenue is sourced from a limited number of geographic areas of operations. As a result, the Company is disproportionately exposed to risks that affect one or more of those areas in the basins in which the Company operates, particularly the Williston Basin and the Permian Basin.

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

Net Income Per Common Share

Basic earnings per share (“EPS”) are computed by dividing net income attributable to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock warrants and vesting of restricted stock awards, and shares issuable upon conversion of the Convertible Notes (see Note 4). The number of potential common shares outstanding are calculated using the treasury stock or if-converted method.

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

Restricted stock awards are excluded from the calculation of basic weighted average common shares outstanding until they vest. For restricted stock awards that vest based on achievement of performance and/or market conditions, the number of contingently issuable common shares included in diluted weighted-average common shares outstanding is based on the number of common shares, if any, that would be issuable under the terms of the arrangement if the performance and/or market conditions were met at the end of the reporting period, assuming the result would be dilutive.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Net Income	$298,446	$26,111	$448,609	$534,116

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	99,494,313	92,768,035	100,065,656	88,857,016
Plus: Dilutive Effect of Restricted Stock and Common Stock Warrants	1,114,845	539,429	1,096,297	446,141
Plus: Dilutive Effect of Convertible Notes	115,626	434,944	284,614	146,574
Weighted Average Common Shares Outstanding – Diluted	100,724,784	93,742,407	101,446,567	89,449,731

Net Income per Common Share:
Basic	$3.00	$0.28	$4.48	$6.01
Diluted	$2.96	$0.28	$4.42	$5.97

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock	180	—	5,495	1,934

Supplemental Cash Flow Information

The following reflects the Company’s supplemental cash flow information:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$106,228	$94,441
Cash Paid During the Period for Income Taxes	332	891

Non-cash Investing Activities:
Capital Expenditures on Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	232,620	281,451
Accrued Liabilities From Acquisitions of Oil and Natural Gas Properties	—	5,168
Capitalized Asset Retirement Obligations	5,295	4,019
Compensation Capitalized on Oil and Gas Properties	—	223
Issuance of Common Stock - Acquisition of Oil and Natural Gas Properties	3,737	—

Non-cash Financing Activities:
Issuance of Common Stock in Exchange for Warrants	23,338	13,328
Common Stock Dividends Declared, But Not Paid	42,092	35,543
Repurchases of Common Stock - Excise Tax	693	—

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The Company follows the full cost method of accounting to account for its crude oil and natural gas operations, whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the Company’s oil and gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The Company did not have any impairment of its oil and gas properties for the three and nine months ended September 30, 2024 and 2023. Average commodity prices have declined in recent months. If this downward trend continues, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline significantly, which could trigger the need for the Company to record a non-cash ceiling test impairment of its oil and gas property costs in future periods.

The book value of the Company’s crude oil and natural gas properties consists of all acquisition costs (including cash expenditures and the value of stock consideration, as applicable), drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying condensed statements of operations from the closing date of the acquisition.

2024 Acquisitions

In addition to the closing of the Delaware Acquisition and the Point Acquisition (as defined below), during the three and nine months ended September 30, 2024, the Company acquired oil and natural gas properties through a number of smaller independent transactions for a total of $11.1 million and $26.0 million, respectively.

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

The results of operations from the date of the Delaware Acquisition through September 30, 2024 represented approximately $33.1 million of revenue and $14.7 million of income from operations. The Company accounted for the Delaware Acquisition as a business combination. Accordingly, transaction costs of approximately $0.6 million were included in general and administrative expense in the Company’s condensed statements of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$151,912
Total assets acquired	151,912
Asset retirement obligations	(380)
Net assets acquired	$151,531

Fair value of consideration paid for net assets:
Cash consideration	$147,794
Non-cash consideration	3,737
Total fair value of consideration transferred	$151,531

Point Acquisition

In September 2024, the Company completed its acquisition of certain oil and gas properties located in the Delaware Basin, with an effective date of April 1, 2024 from Point Energy (the “Point Acquisition”). The total purchase price incurred by the Company was approximately $200.6 million, consisting of (i) approximately $197.8 million cash payment to the seller, inclusive of $22.0 million acquisition deposit, net of certain customary purchase price adjustments, and (ii) approximately $2.8 million transaction costs.

The Company accounted for the Point Acquisition as an asset acquisition, as substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets. Accordingly, the $2.8 million transaction costs were capitalized to the full cost pool of the oil and gas properties acquired.

XCL Acquisition

Subsequent to September 30, 2024, in October 2024, the Company completed its acquisition of certain oil and gas properties in the Uinta Basin from XCL Resources, LLC and certain affiliated entities (“XCL”), effective as of May 1, 2024 (the “XCL Acquisition”). At closing, the Company acquired a 20% undivided working interest in the assets sold by XCL, with SM Energy Company, an unaffiliated third party, acquiring the other 80% and becoming the operator of the acquired assets.

The total purchase price incurred by the Company was approximately $519.0 million, consisting of approximately $511.3 million cash payment to the seller, net of certain customary purchase price adjustments, and approximately $7.7 million transaction costs.

2023 Acquisitions

During 2023, the Company completed the following larger bolt-on acquisitions (each as defined and described below): the MPDC Acquisition, the Forge Acquisition and the Novo Acquisition (collectively, the “2023 Bolt-on Acquisitions”).

During 2023, in addition to the 2023 Bolt-on Acquisitions, during the three and nine months ended September 30, 2023, the Company acquired oil and natural gas properties through a number of smaller independent transactions for a total of $113.6 million and $172.0 million, respectively.

MPDC Acquisition

In January 2023, the Company completed its acquisition (the “MPDC Acquisition”) of certain oil and gas properties, interests and related assets from Midland Petro D.C. Partners, LLC and Collegiate Midstream LLC (collectively, “MPDC”), effective as of August 1, 2022. At closing, the Company acquired a 39.958% working interest in MPDC’s four-unit development project in the Permian Midland Basin, which includes an interest in gathering assets associated with the project.

The total consideration at closing was $319.9 million in cash. As a result of customary post-closing adjustments, the Company reduced its proved oil and natural gas properties and total consideration by $8.2 million subsequent to closing.

The results of operations from the date of the MPDC Acquisition through December 31, 2023 represented approximately $157.0 million of revenue and $102.3 million of income from operations. The Company accounting for the MPDC Acquisition as a business combination. Accordingly, transaction costs of approximately $3.5 million were included in general and administrative expense in the Company’s condensed statements of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$320,395
Total assets acquired	320,395
Asset retirement obligations	(451)
Net assets acquired	$319,944

Fair value of consideration paid for net assets:
Cash consideration	$319,944
Total fair value of consideration transferred	$319,944

Forge Acquisition

In June 2023, the Company completed its acquisition (the “Forge Acquisition”) of certain Permian Delaware Basin assets from Forge Energy II Delaware, LLC (“Forge”), effective as of March 1, 2023. At closing, the Company acquired a 30% undivided stake in the assets sold by Forge, with Vital Energy, Inc., an unaffiliated third party, acquiring the other 70% and becoming the operator of the acquired assets.

The total consideration at closing, net to the Company, was $167.9 million in cash. As a result of customary post-closing adjustments, the Company reduced its proved oil and natural gas properties and total consideration by $0.7 million subsequent to closing.

The results of operations from the date of the Forge Acquisition through December 31, 2023 represented approximately $46.0 million of revenue and $29.3 million of income from operations. The Company accounted for the Forge Acquisition as a business combination. Accordingly, transactions costs of approximately $2.3 million were included in general and administrative expense in the Company’s condensed statements of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$164,925
Unproved oil and natural gas properties	3,892
Total assets acquired	168,817
Asset retirement obligations	(889)
Net assets acquired	$167,928

Fair value of consideration paid for net assets:
Cash consideration	$167,928
Total fair value of consideration transferred	$167,928

Novo Acquisition

In August 2023, the Company completed its acquisition (the “Novo Acquisition”) of certain Permian Delaware Basin assets of Novo Oil & Gas Holdings, LLC (“Novo”), effective as of May 1, 2023. At closing, the Company acquired a 33.33% undivided stake in the assets sold by Novo to Earthstone Energy Holdings, LLC (“Earthstone”), an unaffiliated third party, with Earthstone retaining the other 66.67% and becoming operator of the acquired assets.

The total consideration at closing, net to the Company, was $468.4 million in cash. As a result of customary post-closing adjustments, the Company reduced its proved oil and natural gas properties and total consideration by $1.2 million subsequent to closing.

The results of operations from the date of the Novo Acquisition through December 31, 2023 represented approximately $78.5 million of revenue and $40.9 million of income from operations. The Company accounted for the Novo Acquisition as a business combination. Accordingly, transaction costs of approximately $4.6 million were included in general and administrative expense in the Company’s condensed statements of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$474,417
Total assets acquired	474,417
Asset retirement obligations	(813)
Accrued Liabilities	(5,168)
Net assets acquired	$468,436

Fair value of consideration paid for net assets:
Cash consideration	$468,436
Total fair value of consideration transferred	$468,436

Pro Forma Information

The following summarized unaudited pro forma condensed statement of operations information for the three and nine months ended September 30, 2024 and 2023, provides summarized information for the acquisitions accounted for as business combinations. The information provided assumes that the acquisitions accounted for as business combinations occurred as of January 1, 2023. There is no pro forma information included for the three months ended September 30, 2024, because the Company’s actual financial results for such period fully reflect all such acquisitions. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisitions as of January 1, 2023, or that would be attained in the future.

	Nine Months Ended	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2023
Total Revenues	$1,713,702	$361,493	$1,711,730
Net Income	450,283	91,620	803,355

Unproved Properties

All properties that are not classified as proved properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion until the properties are evaluated for reserves. Once a property is evaluated, all associated acreage and drilling costs are subject to depletion.

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

The Company believes that the majority of its unproved property will be evaluated, and thus the related costs will become subject to depletion within the next five years. The timing by which all unproved properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Capitalized costs associated with evaluated leasehold costs, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are depleted and amortized using the unit-of-production method. Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate. The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period. The costs of unproved properties are withheld from the depletion base until such time that they are evaluated.

When unproved properties are evaluated, their cost is added to costs subject to depletion and full cost ceiling calculations. For the three months ended September 30, 2024 and 2023, unproved properties of $1.6 million and $1.4 million, respectively, were transferred to evaluated leasehold costs, due to lease expirations. For the nine months ended September 30, 2024 and 2023, unproved properties of $3.3 million and $4.1 million, respectively were transferred to evaluated leasehold costs due to lease expirations.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	September 30, 2024
(In thousands)	Principal Balance	Unamortized Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$275,000	$—	$—	$275,000
Senior Notes due 2028	705,108	6,856	(7,667)	704,297
Convertible Notes due 2029	500,000	—	(12,393)	487,607
Senior Notes due 2031	500,000	(5,936)	(7,869)	486,195
Total	$1,980,108	$920	$(27,929)	$1,953,099

	December 31, 2023
	Principal Balance	Unamortized Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$161,000	$—	$—	$161,000
Senior Notes due 2028	705,108	8,376	(9,366)	704,117
Convertible Notes due 2029	500,000	—	(14,214)	485,786
Senior Notes due 2031	500,000	(6,600)	(8,749)	484,651
Total	$1,866,108	$1,776	$(32,330)	$1,835,554
________________
(1)Debt issuance costs related to the Company’s Revolving Credit Facility of $9.9 million and $10.6 million as of September 30, 2024 and December 31, 2023, are recorded in “Other Noncurrent Assets, Net” in the balance sheets.

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

The Revolving Credit Facility is comprised of revolving loans and letters of credit and is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and gas properties. As of September 30, 2024, the borrowing base was $1.8 billion and the aggregate elected commitment amount was $1.5 billion. The Company’s borrowing availability under the Revolving Credit Facility is set at the lesser of the borrowing base and the elected commitment amount. The borrowing base will be redetermined semiannually on or around April 1 and October 1, with one interim “wildcard” redetermination available to each of the Company and the Agent (acting at the direction of the lenders holding at least two-thirds of commitments and loans outstanding under the Revolving Credit Facility) between scheduled redeterminations. Upon an acquisition of oil and gas properties with an aggregate value exceeding 5% of the borrowing base, the Company may request an additional redetermination. The scheduled redeterminations are based on a December 31 or June 30 reserve report, as applicable, prepared under the supervision of the Company’s chief engineer and, in the case of the December 31 reserve report, audited by an approved petroleum engineer (reasonably acceptable to the Agent). The Company has the option to seek commitments for term loans, which such term loans (if obtained) are capped at the least of (i) the borrowing base minus the aggregate elected commitment amount minus the then-outstanding principal amount of term loans, (ii) the aggregate elected commitment amount minus the then-outstanding principal amount of term loans and (iii) $500.0 million. Such term loans are subject to certain other terms of the Revolving Credit Facility.

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

The Revolving Credit Facility contains negative covenants that limit the Company’s ability, among other things, to pay dividends, incur additional indebtedness, sell assets, enter into certain derivatives contracts, change the nature of its business or operations, merge, consolidate, or make certain types of investments. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, measured on a rolling four quarter basis, and (ii) the current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), divided by consolidated current liabilities excluding current non-cash obligations under ASC 815, current maturities under the Revolving Credit Facility and current maturities of any long-term debt) shall not be less than 1.00 to 1.00. The Company is in compliance with these financial covenants as of September 30, 2024.

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

The Senior Notes due 2028 will mature on March 1, 2028. Interest is payable semi-annually in arrears on each March 1 and September 1 to holders of record on the February 15 and August 15 immediately preceding the related interest payment date, at a rate of 8.125% per annum. The Company may redeem all or a part of the Senior Notes due 2028 at redemption prices (expressed as percentages of principal amount) equal to 104.063% through February 28, 2025, 102.031% for the twelve-month period beginning on March 1, 2025, and 100% beginning on March 1, 2026, plus accrued and unpaid interest to the redemption date.

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

Before October 16, 2028, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after October 16, 2028, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of its common stock. However, upon conversion of any Convertible Notes, the conversion value, which will be determined over a period of 40 trading days, will be paid in cash up to at least the principal amount of the Convertible Notes being converted. The initial conversion rate was 26.3104 shares of common stock per $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $38.01 per share of common stock. The conversion rate and conversion price are subject to customary anti-dilution and other adjustments upon the occurrence of certain events. As of September 30, 2024, the conversion rate was 26.7584 shares of common stock per $1,000 principal amount of Convertible Notes, which represented a conversion price of approximately $37.37 per share of common stock. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

Capped Call Transactions

In October 2022, in connection with the Convertible Notes offering described above, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the Convertible Notes and/or their respective affiliates and/or other financial institutions. The Company paid $36.1 million in total consideration to enter into the Capped Call Transactions. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, the number of shares of common stock initially underlying the Convertible Notes. The Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions was initially approximately $52.17 per share of common stock, which represents a premium of 75% over the last reported sale price of the common stock of $29.81 per share on October 11, 2022, and is subject to certain customary adjustments under the terms of the Capped Call Transactions. As of September 30, 2024, the cap price of the Capped Call Transactions was approximately $51.29 per share of common stock.

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

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

On May 23, 2024, the Company filed an amendment to its certificate of incorporation, which was effective upon filing, to increase the number of authorized shares of common stock, par value 0.001 per share, from 135,000,000 to 270,000,000, as approved by the Company’s stockholders at the 2024 Annual Meeting of Stockholders on May 23, 2024. As of September 30, 2024, the Company had 99,825,164 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, the Company had zero shares of preferred stock issued and outstanding.

2024 Activity

Common Stock

During the nine months ended September 30, 2024, 71,548 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with their restricted stock awards. The total value of these shares surrendered, based on the market prices on the dates the shares were surrendered, was approximately $2.7 million.

During the nine months ended September 30, 2024, the Company issued 656,297 shares of common stock in exchange for the surrender and cancellation of outstanding warrants to purchase common stock, which immediately prior to their cancellation were exercisable for an aggregate of approximately 1,223,963 shares of common stock at an exercise price of $26.33 per share.

During the nine months ended September 30, 2024, the Company issued 107,657 shares of its common stock as partial consideration for the Delaware Acquisition (see Note 3).

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

In August 2024, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.42 per share. The dividend was paid on October 31, 2024 to stockholders of record as of the close of business on September 27, 2024.

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

During the nine months ended September 30, 2024, the Company repurchased 1,841,733 shares of its common stock for $70.0 million (including commissions and $0.7 million in excise tax) under the Company’s stock repurchase program. During the nine months ended September 30, 2023, the Company repurchased 287,751 shares of its common stock under the Company’s stock repurchase program at a total cost of $8.0 million.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION AND WARRANTS

Stock-Based Compensation

The Company maintains the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) for the purpose of making equity-based awards to employees, directors and other eligible persons. As of September 30, 2024, there were 2,791,373 shares available for future awards or settlement of awards under the 2018 Plan.

The Company recognizes the fair value of stock-based compensation awards expected to vest over the requisite service period as a charge against earnings, net of amounts capitalized. The Company’s stock-based compensation awards are accounted for as equity instruments and are included in the “General and administrative expenses” line item in the unaudited condensed statements of operations. The Company capitalizes a portion of stock-based compensation for employees who are directly involved in the acquisition of oil and natural gas properties into the full cost pool. Capitalized stock-based compensation is included in the “Oil and natural gas properties” line item in the unaudited condensed balance sheets.

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

For awards subject to a market condition, the grant date fair value is estimated using a Monte Carlo valuation model. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether the market conditions are achieved or not, and stock-based compensation expense for any such awards is reversed only when the implied service requirement is not met. The Monte Carlo model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility is calculated based on the historical volatility and implied volatility of the Company’s common stock, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period.

Service-Based RSAs

The following table reflects the outstanding service-based RSAs and activity related thereto for the nine months ended September 30, 2024:

	Service-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2023	497,722	$27.45
Shares granted	213,767	36.09
Shares forfeited	(424)	35.41
Shares vested	(192,993)	24.19
Outstanding at September 30, 2024	518,072	$35.56

At September 30, 2024, there was $13.5 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 1.41 years. For the nine months ended September 30, 2024 and 2023, the total fair value of the Company’s RSAs that vested was $5.8 million and $6.2 million, respectively. For the nine months ended September 30, 2024, the compensation expenses associated with these awards were $5.5 million.

In April 2022, the Company granted performance equity awards under its 2022 executive compensation program to certain executive officers. The awards were subject to a market condition and, in January 2023, the market condition was met. Accordingly, the Company issued 74,220 restricted shares of common stock in settlement of these awards, with service-based vesting over three years. The shares are included in the above table.

Performance Equity Awards

The following table reflects the outstanding RSUs that are subject to market conditions linked to TSR (“TSR Awards”) and activity related thereto for the nine months ended September 30, 2024:

	TSR Awards
	Number of Units	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2023	83,710	$44.49
Units granted	204,280	36.57
Units forfeited	—	—
Units vested	—	—
Outstanding at September 30, 2024	287,990	$38.87

For the nine months ended September 30, 2024, the compensation expenses associated with these awards were $1.7 million. As of September 30, 2024, the unrecognized compensation expenses for these awards were $9.5 million, which will be amortized over the remaining performance period.

In December 2023, the Company also granted performance equity awards, in the form of SARs. The final payout (if any) will be a dollar amount, which may be settled in cash, shares or a combination of both at the Company’s option. The Company plans to settle the SARs Awards that were granted in 2023 with shares. For the nine months ended September 30, 2024, the compensation expenses associated with these awards were $1.1 million. As of September 30, 2024, the unrecognized compensation expenses for these awards were $4.8 million, which will be amortized over the remaining performance period.

The Company used Monte Carlo simulation models, described above, to estimate (i) the fair value of the TSR Awards that were granted in 2023 and 2024 based on the expected outcome of the Company’s absolute TSR as well as TSR relative to the defined peer group and (ii) the fair value of the SARs Awards that were granted in 2023 based on the expected outcome of the Company’s market capitalization appreciation rate. The Company used the following key assumptions in its Monte Carlo simulation models: (i) risk-free rates ranging from 1.7% to 4.2%, (ii) dividend yield ranging from nil to 4.3%, and (iii) expected volatility ranging from 56.4% to 72.3%.

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

The following table reflects the outstanding warrants and activity related thereto for the nine months ended September 30, 2024:

Warrants
	Number of Warrants	Weighted-average Exercise Price
Outstanding at December 31, 2023	1,223,963	$26.33
Issued	—	—
Anti-Dilution Adjustments for Common Stock Dividends	—	—
Exercised	—	—
Cancelled	(1,223,963)	26.33
Expired	—	—
Outstanding at September 30, 2024	—	$—

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

NOTE 8     INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine months ended September 30, 2024 and 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to the non-deductibility of permanent items, state income taxes, and discrete items during the three and nine months ended September 30, 2024, and the release of our valuation allowance on deferred tax assets during the three and nine months ended September 30, 2023, respectively.

In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion, or all, of the Company’s DTAs will not be realized. In making such determination, the Company considers all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-

forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies. If the Company concludes that it is more likely than not that some portion, or all, of its DTAs will not be realized, the tax asset is reduced by a valuation allowance. The Company assesses the appropriateness of its valuation allowance on a quarterly basis.

The Company had an income tax expense of approximately $98.8 million and an income tax benefit of approximately $20.7 million for the three months ended September 30, 2024 and 2023, respectively. The effective tax rates for the three months ended September 30, 2024 and 2023 were 24.9% and (381.8)%, respectively. The Company’s income tax expense was $144.4 million and $19.0 million for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rates for the nine months ended September 30, 2024 and 2023 were 24.3% and 3.4%, respectively.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements at September 30, 2024 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$100,703	$—
Commodity Derivatives – Noncurrent Assets	—	14,730	—
Commodity Derivatives – Current Liabilities	—	(804)	—
Commodity Derivatives – Noncurrent Liabilities	—	(112,328)	—
Interest Rate Derivatives – Current Assets	—	94	—
Interest Rate Derivatives – Noncurrent Liabilities	—	(114)	—
Total	$—	$2,281	$—

	Fair Value Measurements at December 31, 2023 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$75,733	$—
Commodity Derivatives – Noncurrent Assets	—	10,725	—
Commodity Derivatives – Current Liabilities	—	(16,797)	—
Commodity Derivatives – Noncurrent Liabilities	—	(105,831)	—
Total	$—	$(36,169)	$—

Commodity Derivatives. The Level 2 instruments presented in the tables above include commodity derivative instruments (see Note 10).  The fair value of the Company’s commodity derivative instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of commodity derivative contracts is reflected in the condensed balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Interest Rate Derivatives. The Level 2 instruments presented in the tables above include interest rate derivative instruments.  The fair value of the Company’s interest rate derivative instruments is determined based upon contracted notional amounts, active market-quoted interest yield curves, and time to maturity, among other things. Counterparty statements are utilized to determine the value of the interest rate derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of interest rate derivative contracts is reflected in the balance sheets.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Fair Value of Other Financial Instruments

The carrying amounts of cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments.

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s Senior Notes due 2028, Convertible Notes due 2029 and Senior Notes due 2031 was $706.9 million, $572.8 million and $520.0 million, respectively, at September 30, 2024. These fair values are based on market quotes that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the SOFR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, Asset Retirement and Environmental Obligations.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the nine months ended September 30, 2024 and 2023 were approximately $2.8 million and $3.6 million, respectively.

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

For all transactions accounted for using the business combination method of accounting, the Company accounts for acquisitions of oil and natural gas properties under the acquisition method of accounting. In those instances, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company’s acquisitions of oil and natural gas properties during the nine months ended September 30, 2024 and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the nine months ended September 30, 2024.

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

All derivative instruments are recorded in the Company’s condensed balance sheets as either assets or liabilities measured at their fair value (see Note 9).  The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes.  If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in the fair value are recognized in the Company’s condensed statements of operations as a gain or loss on derivative instruments.  Mark-to-market gains and losses represent changes in fair values of derivative instruments that have not been settled.  The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty.  These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Cash Received on Settled Derivatives	$29,709	$5,164	$57,721	$46,099
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	208,441	(204,712)	38,470	(34,222)
Gain (Loss) on Commodity Derivatives, Net	$238,150	$(199,548)	$96,191	$11,878

The following table summarizes open commodity derivative positions as of September 30, 2024, for commodity derivatives that were entered into through September 30, 2024, for the settlement period presented:

	2024	2025	2026	2027	2028
Oil:
WTI NYMEX - Swaps:
Volume (Bbl)	2,527,109	8,673,162	704,557	—	—
Weighted-Average Price ($/Bbl)	$74.06	$74.18	$68.34	$—	$—
WTI NYMEX - Swaptions(1):
Volume (Bbl)	—	4,958,700	3,512,950	4,369,050	640,500
Weighted-Average Price ($/Bbl)	$—	$74.68	$70.42	$70.54	$70.00
Argus American Crude WTI Midland to WTI NYMEX - Basis Swaps:
Volume (Bbl)	1,242,304	9,959,270	4,491,785	—	—
Weighted-Average Price ($/Bbl)	$1.15	$0.95	$1.06	$—	$—
WTI NYMEX - Call Options(1):
Volume (Bbl)	184,000	4,346,420	4,526,365	3,102,500	366,000
Weighted-Average Price ($/Bbl)	$85.00	$80.36	$70.65	$82.94	$80.00
Brent ICE - Call Options (1):
Volume (Bbl)	—	—	—	—	316,590
Weighted-Average Price ($/Bbl)	$—	$—	$—	$—	$80.00
WTI NYMEX - Collars:
Collar Put Volume (Bbl)	1,998,800	6,418,539	2,896,842	—	—
Collar Call Volume (Bbl)	2,195,749	8,014,462	4,281,557	—	—
Weighted-average floor price (Bbl)	$71.58	$69.46	$66.44	$—	$—
Weighted-average ceiling price (Bbl)	$81.32	$77.81	$74.46	$—	$—

Natural Gas:
Henry Hub NYMEX - Swaps:
Volume (MMBtu)	7,097,909	10,910,000	5,475,000	—	—
Weighted-Average Price ($/MMBtu)	$3.46	$3.56	$3.74	$—	$—
Henry Hub NYMEX - Swaptions (1):
Volume (MMBtu)	—	20,075,000	24,300,000	7,300,000	18,300,000
Weighted-Average Price ($/MMBtu)	$—	$3.89	$4.18	$4.26	$4.00
Waha Inside FERC to Henry Hub - Basis Swaps:
Volume (MMBtu)	4,784,000	22,218,000	18,250,000	3,650,000	—
Weighted-Average Differential ($/MMBtu)	$(0.85)	$(0.89)	$(0.84)	$(0.78)	$—
Waha Inside FERC to Waha Index - Basis Swaps:
Volume (MMBtu)	184,000	2,448,000	3,650,000	3,650,000	—
Weighted Average Price ($/MMBtu)	$0.01	$0.02	$0.02	$0.02	$—
NE - TETCO M2 - Basis Swaps:
Volume (MMBtu)	2,760,000	19,145,000	2,755,000	—	—
Weighted-Average Differential ($/MMBtu)	$(1.04)	$(0.92)	$(0.93)	$—	$—
Columbia Inside FERC to Henry Hub - Basis Swaps:
Volume (MMBtu)	920,000	1,825,000	—	—	—
Weighted-Average Differential ($/MMBtu)	$(0.85)	$(0.87)	$—	$—	$—
Henry Hub NYMEX - Call Options (1):
Volume (MMBtu)	915,000	13,340,750	—	38,142,500	7,320,000
Weighted-Average Price ($/MMBtu)	$3.87	$3.73	$—	$6.00	$4.50
Henry Hub NYMEX - Collars:
Collar Put Volume (MMBtu)	5,490,000	35,570,528	23,902,367	3,650,000	—
Collar Call Volume (MMBtu)	5,490,000	35,570,528	23,902,367	3,650,000	—
Weighted-average floor price ($/MMBtu)	$3.04	$3.12	$3.09	$3.00	$—
Weighted-average ceiling price ($/MMBtu)	$4.31	$4.94	$5.06	$3.83	$—

______________
(1)Swaptions are crude oil and natural gas derivative contracts that give counterparties the option to extend certain derivative contracts for additional periods. Call Options are crude oil and natural gas derivative contracts sold by the Company that give counterparties the option to exercise certain derivative contracts. The volumes and prices reflected as Swaptions and Call Options in this table will only be effective if the options are exercised by the applicable counterparties.

Interest Rate Derivative Instruments

At times, the Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The settlement of derivative instruments is recognized as a component of interest expense in the condensed statements of operations. The mark-to-market component of the unsettled derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the condensed statements of operations.

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at September 30, 2024 and December 31, 2023, respectively. Certain amounts may be presented on a net basis in the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

(In thousands)
Type of Commodity	Balance Sheet Location	September 30, 2024 Estimated Fair Value	December 31, 2023 Estimated Fair Value
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$75,244	$61,323
Commodity Basis Swap Contracts	Current Assets	6,630	4,487
Commodity Price Swaptions Contracts	Current Assets	2,997	—
Commodity Price Collar Contracts	Current Assets	58,762	36,619
Commodity Price Call Option Contracts	Current Assets	1,865	17,964
Commodity Price Put Option Contracts	Current Assets	—	664
Interest Rate Swap Contracts	Current Assets	112	—
Commodity Price Swap Contracts	Noncurrent Assets	16,420	16,621
Commodity Basis Swap Contracts	Noncurrent Assets	13,176	1,874
Commodity Price Swaptions Contracts	Noncurrent Assets	1,007	—
Commodity Price Collar Contracts	Noncurrent Assets	50,184	26,841
Commodity Price Call Option Contracts	Noncurrent Assets	644	3,635
Total Derivative Assets		$227,042	$170,029

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(1,500)	$(8,079)
Commodity Basis Swap Contracts	Current Liabilities	(5,408)	(6,796)
Commodity Price Swaptions Contracts	Current Liabilities	(8,403)	(1,496)
Commodity Price Collar Contracts	Current Liabilities	(18,740)	(14,370)
Commodity Price Call Option Contracts	Current Liabilities	(11,549)	(31,380)
Interest Rate Swap Contracts	Current Liabilities	(18)	—
Commodity Price Swap Contracts	Noncurrent Liabilities	(1,159)	(2,288)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(3,331)	(8,922)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(69,518)	(35,896)
Commodity Price Collar Contracts	Noncurrent Liabilities	(40,777)	(18,849)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(64,245)	(78,123)
Interest Rate Swap Contracts	Noncurrent Liabilities	(114)	—
Total Derivative Liabilities		$(224,761)	$(206,198)

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

	Estimated Fair Value at September 30, 2024
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$145,610	$(44,813)	$100,797
Non-Current Assets	81,432	(66,702)	14,730
Total Derivative Assets	$227,042	$(111,515)	$115,527

Offsetting of Derivative Liabilities:
Current Liabilities	$(45,617)	$44,813	$(804)
Non-Current Liabilities	(179,144)	66,702	(112,442)
Total Derivative Liabilities	$(224,761)	$111,515	$(113,246)

	Estimated Fair Value at December 31, 2023
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$121,057	$(45,324)	$75,733
Non-Current Assets	48,971	$(38,246)	10,725
Total Derivative Assets	$170,029	$(83,570)	$86,459

Offsetting of Derivative Liabilities:
Current Liabilities	$(62,120)	$45,324	$(16,797)
Non-Current Liabilities	(144,077)	38,246	(105,831)
Total Derivative Liabilities	$(206,198)	$83,570	$(122,628)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of September 30, 2024.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 9 for the aggregate fair value of all derivative instruments that were in a net liability position at September 30, 2024 and December 31, 2023.

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
•potential impacts following the result of the presidential election in the United States;
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

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and gas properties, with a core area of focus in the premier basins within the United States.  Using this strategy, we had participated in 10,445 gross (1,049.8 net) producing wells as of September 30, 2024. As of September 30, 2024, we had leased approximately 275,514 net acres, of which approximately 85% were developed and all were located in the United States.

We have grown and diversified our business significantly over the last several years through acquisitions of oil and gas properties. See Note 3 to our condensed financial statements for information regarding our recent acquisition activity.

Our average daily production in the third quarter of 2024 was approximately 121,815 Boe per day, of which approximately 58% was oil. This was a 19% increase in production compared to the third quarter of 2023, primarily due to production attributable to recent acquisitions and new wells added to production. During the three months ended September 30, 2024, we added 9.5 net wells to production.

Our weighted average percentage of production volumes by basin for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Williston	Permian	Appalachian	Total	Williston	Permian	Appalachian	Total
Oil (Bbl)	48%	51%	1%	100%	55%	45%	—%	100%
Natural Gas (Mcf)	29%	40%	31%	100%	37%	36%	27%	100%
Total (Boe)	40%	46%	14%	100%	48%	42%	10%	100%

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

•Impairment expense. Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the oil and gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, a non-cash impairment expense is required. The Company did not have any ceiling test impairment for the three and nine months ended September 30, 2024 and 2023. However, if lower average monthly prices continue to decline in future months, the present value of the Company’s future net revenues could decline significantly, which could trigger the need for the Company to record a non-cash ceiling test impairment of its oil and gas property costs in future periods.

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

•our ability to continue to identify and acquire high-quality acreage and drilling opportunities; and

•the level of our operating expenses.

In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage and wells in the Williston, Permian, Appalachian and, following the closing of the XCL Acquisition in October 2024 (see Note 3 to our condensed financial statements), Uinta Basins subjects our operating results to factors specific to these regions.  These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, as well as infrastructure limitations, transportation capacity, regulatory matters and other factors that may specifically affect one or more of these regions.

The price at which our oil production is sold typically reflects a discount to the NYMEX benchmark price.  The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price. Thus, our operating results are also affected by changes in the price differentials between the applicable benchmark and the sales prices we receive for our production. Our oil price differential to the NYMEX benchmark price during the third quarter of 2024 was $3.45 per barrel, as compared to $2.84 per barrel in the third quarter of 2023. Our net realized gas price in the third quarter of 2024 was $1.60 per Mcf, representing 72% realization relative to average Henry Hub pricing, compared to a net realized gas price of $2.19 per Mcf in the third quarter of 2023, which represented 82% realization relative to average Henry Hub pricing. Fluctuations in our oil and gas price realizations are due to several factors such as pricing by basin, gathering and transportation costs, transportation method, takeaway capacity relative to production levels, regional storage capacity, seasonal refinery maintenance temporarily depressing demand, and in the case of gas realizations, the price of NGLs.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher commodity prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower commodity prices have generally had the opposite effect.  In addition, individual components of the cost can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant. Since 2021, we have observed inflationary pressures on drilling and other operating costs due to various factors, such as higher commodity prices, labor shortages, supply chain disruptions and other factors. During the first nine months of 2024 and 2023, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $9.1 million and $9.4 million, respectively. The decrease is due in part to a decline in Permian lateral lengths relative to the prior year.

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

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$2.23	$2.66
Oil (per Bbl)	$75.27	$82.32
_________
(1)Based on average NYMEX closing prices.

	Nine Months Ended September 30,
	2024	2023
Average NYMEX Prices(1)
Natural Gas (per Mcf)	$2.22	$2.58
Oil (per Bbl)	$77.61	$77.33
_________
(1)Based on average NYMEX closing prices.

We have entered into derivatives contracts to hedge commodity price risk on a portion of our future expected oil and natural gas production. For a summary as of September 30, 2024, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in Part I, Item 3 below. See also Note 10 to our condensed financial statements.

Results of Operations for the Three Months Ended September 30, 2024 and September 30, 2023

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended September 30,
	2024	2023	% Change
Net Production (in thousands):
Oil (MBbl)	6,524	5,848	12%
Natural Gas (MMcf)	28,098	21,397	31%
Total (MBoe)	11,207	9,414	19%

Net Sales (in thousands):
Oil Sales	$468,547	$464,793	1%
Natural Gas and NGL Sales	44,994	46,858	(4)%
Gain on Settled Commodity Derivatives	29,709	5,164	475%
Gain (Loss) on Unsettled Commodity Derivatives	208,441	(204,712)
Other Revenue	1,947	1,870	4%
Total Revenues	753,638	313,973	140%

Average Sales Prices:
Oil (per Bbl)	$71.82	$79.48	(10)%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	0.20	(2.58)
Oil Net of Settled Oil Derivatives (per Bbl)	72.02	76.90	(6)%

Natural Gas and NGLs (per Mcf)	$1.60	$2.19	(27)%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	1.01	0.95	6%
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	2.61	3.14	(17)%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	$45.82	$54.35	(16)%
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	2.65	0.55	382%
Realized Price on a Boe Basis Including Settled Commodity Derivatives	48.47	54.90	(12)%

Operating Expenses (in thousands):
Production Expenses	$106,902	$82,506	30%
Production Taxes	14,671	$42,158	(65)%
General and Administrative Expenses	10,005	$11,846	(16)%
Depletion, Depreciation, Amortization and Accretion	185,657	$133,791	39%
Other Expense	2,463	1,235	100%

Costs and Expenses (per Boe):
Production Expenses	$9.54	$8.76	9%
Production Taxes	1.31	4.48	(71)%
General and Administrative Expenses	0.89	1.26	(29)%
Depletion, Depreciation, Amortization and Accretion	16.57	14.21	17%

Net Producing Wells at Period End	1,049.8	923.7	14%

Oil and Natural Gas Sales

In the third quarter of 2024, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $513.5 million, compared to $511.7 million in the third quarter of 2023. The slight increase was driven by a 19% increase in production volumes, partially offset by a 16% decrease in realized prices.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 19% increase in production levels in the third quarter of 2024 compared to the same period of 2023.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our net result from commodity derivatives trade was a gain of $238.2 million in the third quarter of 2024, compared to a loss of $199.5 million in the third quarter of 2023. Net gain or loss on commodity derivatives is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the third quarter of 2024, we realized a gain on settled commodity derivatives of $29.7 million, compared to a gain of $5.2 million in the third quarter of 2023. The increased gain on settled derivatives was primarily due to lower average oil NYMEX pricing in the third quarter of 2024 compared to the same period of 2023.

For the third quarter of 2024, we realized a gain on our unsettled commodity derivative of $208.4 million, compared to a loss of $204.7 million in the third quarter of 2023. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2024, all of our derivative contracts are recorded at their fair value, which was a net asset of $2.3 million, a change of $38.5 million from the $36.2 million net liability recorded as of December 31, 2023. The increase in asset at September 30, 2024 as compared to December 31, 2023 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2023. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $106.9 million in the third quarter of 2024, compared to $82.5 million in the third quarter of 2023. On a per unit basis, production expenses were $9.54 per Boe in the third quarter of 2024 compared to $8.76 per Boe in the third quarter of 2023. The higher production expenses per Boe were driven by higher salt water disposal costs in the third quarter of 2024 compared to the third quarter of 2023. On an absolute dollar basis, the increase in our production expenses in the third quarter of 2024 compared to the third quarter of 2023 was primarily due to a 19% increase in production volumes and a 14% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $14.7 million in the third quarter of 2024, compared to $42.2 million in the third quarter of 2023. As a percentage of oil and natural gas sales, our production taxes were 2.9% and 8.2% in the third quarter of 2024 and 2023, respectively. The fluctuation in our production taxes and average production tax rates from year to year was primarily due to certain out-of-period adjustments made to production taxes, as discussed under the heading “Out-of-Period Adjustments” in Note 2 to the condensed financial statements.

General and Administrative Expenses

General and administrative expenses were $10.0 million in the third quarter of 2024 compared to $11.8 million in the third quarter of 2023. The decrease was driven in part by a $5.3 million decrease in acquisition-related costs, partially offset by a $3.6 million increase in total compensation expense in the third quarter of 2024 as compared to the third quarter of 2023, driven in part by an increase in the Company’s workforce commensurate with the Company’s growth.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $185.7 million in the third quarter of 2024, compared to $133.8 million in the third quarter of 2023. Depletion expense, the largest component of DD&A, increased by $51.7 million in the third quarter of 2024 compared to the third quarter of 2023. The aggregate increase in depletion expense was driven by a 19% increase in production levels and a 17% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $16.47 per Boe in the third quarter of 2024 compared to $14.11 per Boe in the third quarter of 2023. The higher depletion rate per Boe was primarily driven by a significant increase to our depletable base, due to the closing of several larger acquisitions in 2023 and 2024 (see Note 3 to our condensed financial statements). Depreciation, amortization and accretion was $1.1 million and $1.0 million in the third quarter of 2024 and 2023, respectively. The following table summarizes DD&A expense per Boe for the third quarter of 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Depletion	$16.47	$14.11	$2.36	17%
Depreciation, Amortization and Accretion	0.10	0.10	—	—%
Total DD&A Expense	$16.57	$14.21	$2.36	17%

Interest Expense

Interest expense, net of capitalized interest, was $36.8 million in the third quarter of 2024 compared to $37.0 million in the third quarter of 2023. The slight decrease was primarily due to lower levels of average outstanding borrowings on our revolving credit facility in the third quarter of 2024 compared to the third quarter of 2023.

Income Tax

During the third quarter of 2024, we recorded income tax expense of $98.8 million. During the third quarter of 2023, we recorded an income tax benefit of $20.7 million, driven by the release of a valuation allowance on certain deferred taxes.

Results of Operations for the Nine Months Ended September 30, 2024 and September 30, 2023

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Nine Months Ended September 30,
	2024	2023	% Change
Net Production (in thousands):
Oil (MBbl)	19,249	15,677	23%
Natural Gas (MMcf)	84,310	59,230	42%
Total (MBoe)	33,300	25,549	30%

Net Sales (in thousands):
Oil Sales	$1,422,916	$1,174,007	21%
Natural Gas and NGL Sales	183,691	180,370	2%
Gain on Settled Commodity Derivatives	57,721	46,099	25%
Gain (Loss) on Unsettled Commodity Derivatives	38,470	(34,222)
Other Revenue	7,953	6,488	23%
Total Revenues	1,710,751	1,372,742	25%

Average Sales Prices:
Oil (per Bbl)	$73.92	$74.89	(1)%
Effect of Loss on Settled Oil Derivatives on Average Price (per Bbl)	(0.97)	(0.92)
Oil Net of Settled Oil Derivatives (per Bbl)	72.95	73.97	(1)%

Natural Gas and NGLs (per Mcf)	$2.18	$3.05	(29)%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.91	1.02	(11)%
Natural Gas and NGLs Net of Settled Natural Gas Derivatives (per Mcf)	3.09	4.07	(24)%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	$48.25	$53.01	(9)%
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	1.73	1.80	(4)%
Realized Price on a Boe Basis Including Settled Commodity Derivatives	49.98	54.81	(9)%

Operating Expenses (in thousands):
Production Expenses	$313,209	$244,944	28%
Production Taxes	114,470	114,215	—%
General and Administrative Expenses	34,936	37,248	(6)%
Depletion, Depreciation, Amortization and Accretion	536,227	334,836	60%
Other Expense	6,713	3,681	82%

Costs and Expenses (per Boe):
Production Expenses	$9.41	$9.59	(2)%
Production Taxes	3.44	4.47	(23)%
General and Administrative Expenses	1.05	1.46	(28)%
Depletion, Depreciation, Amortization and Accretion	16.10	13.11	23%

Net Producing Wells at Period End	1,049.8	923.7	14%

Oil and Natural Gas Sales

In the first nine months of 2024, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $1,606.6 million, compared to $1,354.4 million in the first nine months of 2023. This 19% increase was driven by a 30% increase in production volumes, partially offset by a 9% decrease in realized prices. The lower average realized price in the first nine months of 2024 as compared to the same period in 2023 was driven by a $0.97 per bbl decrease in realized oil prices, excluding the effect of settled commodity derivatives. Oil price differential during the first nine months of 2024 was $3.69 per barrel, as compared to $2.44 per barrel in the first nine months of 2023.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 30% increase in production levels in the first nine months of 2024 compared to the same period of 2023.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our net gain on commodity derivatives was $96.2 million in the first nine months of 2024, compared to a net gain of $11.9 million in the first nine months of 2023. Net gain on commodity derivative is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first nine months of 2024, we realized a gain on settled commodity derivatives of $57.7 million, compared to a gain of $46.1 million in the first nine months of 2023. The increase in the gain on settled commodity derivatives was primarily due to lower average NYMEX gas price and increased settled commodity volumes in the first nine months of 2024 compared to the same period of 2023.

For the first nine months of 2024, we realized a gain on unsettled commodity derivative of $38.5 million, compared to a loss of $34.2 million in the first nine months of 2023. Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2024, all of our derivative contracts are recorded at their fair value, which was a net asset of $2.3 million, a change of $38.5 million from the $36.2 million net liability recorded as of December 31, 2023. The increase in asset at September 30, 2024 as compared to December 31, 2023 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2023. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $313.2 million in the first nine months of 2024, compared to $244.9 million in the first nine months of 2023. On a per unit basis, production expenses were $9.41 per Boe in the first nine months of 2024 compared to $9.59 per Boe in the first nine months of 2023. The lower production expenses per Boe was driven by a decrease in firm transport expenses in the first nine months of 2024 compared to the first nine months of 2023. On an absolute dollar basis, the increase in our production expenses in the first nine months of 2024 compared to the first nine months of 2023 was primarily due to a 30% increase in production volumes and a 14% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $114.5 million in the first nine months of 2024, compared to $114.2 million in the first nine months of 2023. As a percentage of oil and natural gas sales, our production taxes were 7.1% and 8.4% in the first nine months of 2024 and 2023, respectively. The fluctuation in our average production tax rates from year to year was primarily due to certain out-of-period adjustments made to production taxes, as discussed under the heading “Out-of-Period Adjustments” in Note 2 to the condensed financial statements.

General and Administrative Expenses

General and administrative expenses were $34.9 million in the first nine months of 2024 compared to $37.2 million in the first nine months of 2023. The decrease was primarily due to a $9.5 million decrease in acquisition-related costs in the first nine months of 2024 as compared to the first nine months of 2023, partially offset by a $6.4 million increase in total compensation expense.

Depletion, Depreciation, Amortization and Accretion

DD&A was $536.2 million in the first nine months of 2024, compared to $334.8 million in the first nine months of 2023. Depletion expense, the largest component of DD&A, increased by $200.9 million in the first nine months of 2024 compared to the first nine months of 2023. The aggregate increase in depletion expense was driven by a 30% increase in production levels and a 23% increase in the depletion rate per Boe. On a per unit basis, depletion expense was $16.01 per Boe in the first nine months of 2024 compared to $13.00 per Boe in the first nine months of 2023. The higher depletion rate per Boe was primarily driven by a significant increase to our depletable base, due to the closing of several larger acquisitions in 2023 and 2024 (see Note 3 to our condensed financial statements). Depreciation, amortization and accretion was $3.2 million and $2.7 million in the first nine months of 2024 and 2023, respectively. The following table summarizes DD&A expense per Boe for the first nine months of 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Depletion	$16.01	$13.00	$3.01	23%
Depreciation, Amortization and Accretion	0.09	0.11	(0.02)	(18)%
Total DD&A Expense	$16.10	$13.11	$2.99	23%

Interest Expense

Interest expense, net of capitalized interest, was $112.5 million in the first nine months of 2024 compared to $99.2 million in the first nine months of 2023. The increase was primarily due to higher levels of debt outstanding during the first nine months of 2024 compared to the first nine months of 2023. Additionally, higher interest rates on our floating rate debt contributed to higher interest expense in the first nine months of 2024 compared to the first nine months of 2023.

Income Tax

During the first nine months of 2024, we recorded income tax expense of $144.4 million which equated to an effective tax rate of 24.3%. During the first nine months of 2023, we recorded income tax expense of $19.0 million which equated to an effective tax rate of 3.4%. The difference was due primarily to the release of our valuation allowance during the third quarter of 2023.

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

In January 2024, we completed the Delaware Acquisition for total cash consideration of $147.8 million (see Note 3 to our condensed financial statements). In September 2024, we completed the Point Acquisition for total cash consideration of approximately $197.8 million (see Note 3 to our condensed financial statements). Subsequent to September 30, 2024, in

October 2024, we completed the XCL Acquisition for total cash consideration of approximately $511.3 million, which included a $25.5 million cash deposit that we previously paid at signing in June 2024 (see Note 3 to our condensed financial statements).

During the nine months ended September 30, 2024, we repurchased and retired 1,841,733 shares of our common stock for total consideration of $69.3 million, or an average price of $37.64 per share.

As of September 30, 2024, we had outstanding total debt of $1,980.1 million consisting of $275.0 million of borrowings under our Revolving Credit Facility, $705.1 million aggregate principal amount of our Senior Notes due 2028, $500.0 million aggregate principal amount of our Senior Notes due 2031, and $500.0 million aggregate principal amount of our Convertible Notes.

As of September 30, 2024, we had total liquidity of $1.3 billion, consisting of $1.2 billion of committed borrowing availability under the Revolving Credit Facility and $34.4 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 91% and 91% of our total oil and gas sales in the third quarter of 2024 and 2023, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the nine months ended September 30, 2024, we hedged approximately 74% of our crude oil production and approximately 62% of our natural gas production. For a summary as of September 30, 2024, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

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

At September 30, 2024, we had a working capital surplus of $98.6 million, compared to a surplus of $123.6 million at December 31, 2023. Current assets increased by $9.5 million and current liabilities increased by $34.5 million at September 30, 2024, compared to December 31, 2023.

Cash Flows

Cash flows from operations are primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and by changes in working capital. Any interim cash needs are funded by cash on hand, cash flows from operations or borrowings under our Revolving Credit Facility. We typically enter into commodity derivative transactions covering a substantial, but varying, portion of our anticipated future oil and gas production for the next 12 to 36 months. Our cash flows for the nine months ended September 30, 2024 and 2023 are presented below:

	Nine Months Ended September 30,
(In thousands, unaudited)	2024	2023
Net Cash Provided by Operating Activities	$1,118,385	$840,959
Net Cash Used for Investing Activities	(1,012,116)	(1,484,203)
Net Cash Provided by (Used for) Financing Activities	(80,108)	653,668
Net Increase (Decrease) in Cash	$26,161	$10,424

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2024 was $1,118.4 million, compared to $841.0 million in the same period of the prior year. This increase was due to significantly higher production volumes, offset by lower realized natural gas prices (including the effect of settled derivatives) and higher operating costs. Net cash provided by operating activities is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the nine months ended September 30, 2024 was a surplus of $14.7 million compared to a deficit of $82.6 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the nine months ended September 30, 2024 and 2023 were $1,012.1 million and $1,484.2 million, respectively. The decrease in cash used in investing activities for the first nine months of 2024 as compared to the same period of 2023 was attributable to a $471.6 million decrease in our capital expenditures for oil and natural gas properties spending. Additionally, the amount of capital expenditures included in accounts payable (and thus not included in cash flows from investing activities) was $232.6 million and $281.5 million at September 30, 2024 and 2023, respectively.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the nine months ended September 30, 2024, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $1,082.5 million, while the actual cash spend in this regard amounted to $1,012.0 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the nine months ended September 30, 2024 and 2023 are summarized in the following table:

	Nine Months Ended September 30,
(In thousands, unaudited)	2024	2023
Drilling and Development Capital Expenditures	$630,988	$484,322
Acquisition of Oil and Natural Gas Properties	378,654	996,650
Other Capital Expenditures	2,361	2,667
Total	$1,012,003	$1,483,639

Cash Flows from Financing Activities

Net cash used for financing activities was $80.1 million during the nine months ended September 30, 2024, compared to net cash provided by financing activities of $653.7 million during the nine months ended September 30, 2023. For the nine months ended September 30, 2024, cash used for financing activities was primarily related to $120.2 million of common stock dividend payments and $69.3 million in repurchases of common stock, which was partially offset by $114.0 million of net advances under our Revolving Credit Facility. For the nine months ended September 30, 2023, cash provided by financing activities was primarily related to the issuance of the Senior Notes due 2031 of $492.8 million, the issuance of common stock of $224.7 million, and $65.0 million of net advances under our Revolving Credit Facility, partially offset by $88.7 million of common stock dividend payments, $18.4 million in repurchases of our Senior Notes due 2028, and $8.0 million in repurchases of common stock.

Revolving Credit Facility

We have entered into a Revolving Credit Facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and gas properties. As of September 30, 2024, the Revolving Credit Facility had a borrowing base of $1.8 billion and an elected commitment amount of $1.5 billion, and we had $275.0 million in borrowings outstanding under the facility, leaving $1.2 billion in available committed borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Senior Notes due 2028

As of September 30, 2024, we had outstanding $705.1 million aggregate principal amount of our Senior Notes due 2028. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2028.

Senior Notes due 2031

As of September 30, 2024, we had outstanding $500.0 million aggregate principal amount of our Senior Notes due 2031. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2031.

Convertible Notes due 2029

As of September 30, 2024, we had outstanding $500.0 million aggregate principal amount of our Convertible Notes. See Note 4 to our condensed financial statements for further details regarding the Convertible Notes.

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

The following table summarizes our open crude oil derivative contracts as of September 30, 2024, by fiscal quarter.

Crude Oil Contracts
	Swaps(1)		Collars
Contract Period	Volume (Bbls)	Weighted Average Price ($/Bbl)	Volume Ceiling (Bbls)	Volume Floor (Bbls)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Floor Price ($/Bbl)

2024:
Q4	2,527,109	$74.06	2,195,749	1,998,800	$81.32	$71.58
2025:
Q1	2,861,199	$74.84	2,303,286	1,889,849	$78.25	$69.68
Q2	2,468,158	74.52	2,047,671	1,655,233	77.58	69.55
Q3	1,693,969	73.47	1,844,994	1,449,970	77.57	69.26
Q4	1,649,836	73.18	1,818,511	1,423,487	77.73	69.26
2026:
Q1	173,726	$68.50	1,055,726	714,289	$74.46	$66.44
Q2	175,657	68.39	1,067,457	722,227	74.46	66.44
Q3	177,587	68.29	1,079,187	730,163	74.46	66.44
Q4	177,587	68.16	1,079,187	730,163	74.46	66.44
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

The following table summarizes our open natural gas derivative contracts as of September 30, 2024, by fiscal quarter.

Natural Gas Contracts
	Swaps(1)		Collars
Contract Period	Volume (MMBTU)	Weighted Average Price ($/MMBTU)	Volume Ceiling (MMBTU)	Volume Floor (MMBTU)	Weighted Average Ceiling Price ($/MMBTU)	Weighted Average Floor Price ($/MMBTU)

2024:
Q4	7,097,909	$3.46	5,490,000	5,490,000	$4.31	$3.04
2025:
Q1	4,810,000	$3.58	9,880,734	9,880,734	$5.19	$3.12
Q2	2,420,000	3.55	8,864,216	8,864,216	4.81	3.13
Q3	1,840,000	3.55	8,396,781	8,396,781	4.81	3.13
Q4	1,840,000	3.55	8,428,797	8,428,797	4.90	3.12
2026:
Q1	1,350,000	$3.74	5,893,735	5,893,735	$5.06	$3.09
Q2	1,365,000	3.74	5,959,220	5,959,220	5.06	3.09
Q3	1,380,000	3.74	6,024,706	6,024,706	5.06	3.09
Q4	1,380,000	3.74	6,024,706	6,024,706	5.06	3.09
2027:
Q1	—	$—	900,000	900,000	$3.83	$3.00
Q2	—	—	910,000	910,000	3.83	3.00
Q3	—	—	920,000	920,000	3.83	3.00
Q4	—	—	920,000	920,000	3.83	3.00
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

Interest Rate Risk

Our long-term debt as of September 30, 2024 was comprised of borrowings that contain fixed and floating interest rates. Our Senior Notes due 2028, Senior Notes due 2031, and Convertible Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement (see Note 4 to our condensed financial statements).

From time to time, the Company may use interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The following table summarizes our open interest rate derivative contracts as of September 30, 2024.

Fixed Rate Swap Agreements
	Swaps
Contract Period	Notional Amount	Fixed Rate	Floating Benchmark
October 1, 2024 - October 1, 2026	$25,000,000	3.423%	USD-SOFR CME

Changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at September 30, 2024 would cost us approximately $2.8 million in additional annual interest expense.

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

As of September 30, 2024, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
Month #1
July 1, 2024 to July 22, 2024	—	$—	—	$32.6 million
July 23, 2024 to July 31, 2024	—	$—	—	$150.0 million
Month #2
August 1, 2024 to August 31, 2024	266,464	$37.55	266,464	$140.0 million
Month #3
September 1, 2024 to September 30, 2024	130,837	$34.01	130,837	$135.5 million
Total	397,301	$36.38	397,301	$135.5 million
______________
(1)On May 3, 2022, the Company’s board of directors approved and the Company promptly announced a stock repurchase program to acquire up to $150 million of shares of our outstanding common stock. On July 23, 2024, the Company’s board of directors terminated the prior stock repurchase program, and approved and promptly announced a new stock repurchase program to acquire up to $150 million of the Company’s outstanding common stock. The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

(a)    None.

(b)    None.

(c)    During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated May 23, 2024	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2024
3.4	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2023
10.1*	Form of August 2024 Performance-Based Restricted Stock Unit Award Agreement (Compound Annualized TSR) under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Filed herewith
10.2*	Form of August 2024 Performance-Based Restricted Stock Unit Award Agreement (Relative TSR) under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	November 6, 2024	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer (on behalf of Registrant)

Date:	November 6, 2024	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal financial and accounting officer (on behalf of Registrant)