Form 10-K
period 2024-12-31
NORTHERN OIL & GAS, INC.
filed 2025-02-20
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on such date) was approximately $3.6 billion.
As of February 18, 2025, the registrant had 99,113,645 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement related to the registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report for the year ended December 31, 2024.

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
•other economic, competitive, governmental, regulatory and technical factors affecting our operations, products and prices; and
•other factors discussed in this Annual Report on Form 10-K under “Risk Factors,” as updated by any subsequent Forms 10-Q, which are on file with the United States Securities and Exchange Commission (the “SEC”).

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results described in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of this report, as updated by subsequent reports we file with the SEC, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.  If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

Summary of Risk Factors

We believe that the risks associated with our business, and consequently the risks associated with an investment in our equity or debt securities, fall within the following categories:

•Risks Related to Our Business and the Oil, Natural Gas and NGL Industry
◦As a participant in the oil and gas industry, there are many risks inherent in our primary business operations. These risks are not necessarily unique to us. Rather, these are risks that most participants in our industry have at least some exposure to and relate to matters such as: drilling and completion operations; reserves estimates; gathering, processing, marketing and transportation; weather and seasonality, including the physical effects of climate change; hedging and commodity price derivatives; and information technology and cybersecurity.
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

•Risks Related to Legal, Regulatory and Environmental Matters
◦There are many environmental, energy, financial, real property and other regulations that we and/or third-party operators of our wells are required to comply with in the context of conducting our operations, and we may be exposed to fines, penalties, investigations, litigation or other legal proceedings.
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

We describe these and other risks in much greater in the section entitled “Item 1A. Risk Factors.”

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
v

NORTHERN OIL AND GAS, INC.

NORTHERN OIL AND GAS, INC.

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2024
PART I
Item 1. Business

Overview

We are an independent energy company engaged as a non-operator in the acquisition, exploration, development and production of oil and natural gas properties in the United States, primarily in the Williston Basin, the Permian Basin, the Appalachian Basin and the Uinta Basin. We believe the location, size and concentration of our acreage positions in some of North America’s leading unconventional oil and gas resource plays provide us with drilling and development opportunities that will result in significant long-term value. We currently report a single reportable segment. See “Financial Statements” and the notes to our financial statements for financial information about this reportable segment.

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and natural gas properties, with a core area of focus in the premier basins within the United States. As a non-operator, we are able to diversify our investment exposure by participating in a large number of gross wells, as well as entering into additional project areas by partnering with numerous experienced operating partners or pursuing value enhancing acquisitions. In addition, because we can generally elect to participate on a well by well basis, we believe we have increased flexibility in the timing and amount of our capital expenditures because we are not burdened with various contractual arrangements with respect to minimum drilling obligations. Further, we are able to avoid exploratory and infrastructure costs incurred by many oil and natural gas producers.

We seek to create value through strategic acquisitions and financially participating alongside operators who have significant experience in developing and producing hydrocarbons in our core areas. We have more than 90 experienced operating partners that provide technical insights and opportunities for acquisitions. Across these operators, no single operator represented more than 14% of our fourth quarter 2024 oil and natural gas sales.

Prior to 2020, we focused our operations exclusively on oil-weighted properties in the Williston Basin. Since then we have significantly grown and diversified our properties via acquisitions of oil and natural gas properties in the Permian Basin, Appalachian Basin and Uinta Basin. See Note 3 to our financial statements for information regarding our recent acquisition activities. Our acquisition activities were a significant driver of our 15% production growth from 114,363 Boe per day in the fourth quarter of 2023 to 131,777 Boe per day in the fourth quarter of 2024.

The following table provides a summary of certain information regarding our assets as of December 31, 2024, including reserves information audited by our third-party independent reserve engineers, Cawley, Gillespie & Associates, Inc. (“Cawley”).

	As of December 31, 2024
	Net Acres	Productive Wells		Average Daily Production(1) (MBoe per day)	Proved Reserves (MBoe)	% Oil	% Proved Developed
		Gross	Net
Williston Basin	179,209	8,278	664.0	45	118,158	68%	85%
Permian Basin	44,241	1,895	302.3	63	154,749	59	65
Appalachian Basin	53,142	424	104.3	15	79,285	—	82
Uinta Basin	15,908	271	37.4	8	26,293	87	48
Total	292,500	10,868	1,108.0	132	378,484	52%	74%
__________________

(1)Represents the average daily production over the three months ended December 31, 2024.

Business Strategy

Our business strategy is focused on growing our reserves, production and free cash flow to create long-term value for our stakeholders while maintaining a strong balance sheet. The key elements of our business strategy include the following:

•Diversify Our Risk Through Non-Operated Participation in a Large Number of Wells and Multiple Basins.  As a non-operator, we seek to diversify our investment and operational risk through participation in a large number of oil and gas wells and with multiple operators across multiple basins. As of December 31, 2024, we have participated in 10,868 gross (1,108 net) producing wells with an average working interest of 10.2% in each gross well, with more than 90 experienced operating partners. We also believe that we can further diversify our risk with acquisitions in multiple basins, focusing on accretive acquisitions of top-tier assets with top-tier operators in the premier basins in the United States. For the three months ended December 31, 2024, 48% of our production was from the Permian Basin, 34% was from the Williston Basin, 12% was from the Appalachian Basin and 6% was from the Uinta Basin.

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

•Build and Maintain a Strong Balance Sheet and Proactively Manage to Limit Downside Risk.  We strive for financial strength and flexibility through the prudent management of our balance sheet. Changes in commodity prices, as well as the timing of various investment and financing opportunities, result in changes to our leverage over time. However, we manage the business with the long-term goal of maintaining leverage at or near our target of 1.0x Debt / Adjusted EBITDA.

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

Oil and natural gas prices have been, and we expect may continue to be, volatile. Lower oil and gas prices not only decrease our revenues, but an extended decline in oil or gas prices may affect planned capital expenditures and the oil and natural gas reserves that we can economically produce.  Lower oil and gas prices may also reduce the amount of our borrowing base under our Revolving Credit Facility, which is determined at the discretion of the lenders based on various factors including the collateral value of our proved reserves. While lower commodity prices may reduce our future net cash flow from operations, we expect to have sufficient liquidity to continue development of our oil and natural gas properties.  In addition, we undertake an active commodity hedging program that is designed to help stabilize the volatile commodity pricing environment and protect cash flows in a potential downturn.

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion. Additionally, ongoing inflationary pressures have resulted in and may result in additional increases to the costs of goods, services and personnel. Material changes in prices impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions. Sustained levels of high inflation caused the U.S. Federal Reserve to increase the federal funds interest rate by 5.25% to a high of 5.375% between March 2022 and July 2023 in an effort to curb inflationary pressure on the costs of goods and services. While inflationary pressures in the United States’ economy have begun to subside, inflation is still holding above the U.S. Federal Reserve’s target level. Further, despite the U.S. Federal Reserve decreasing the federal funds interest rate to 4.375% between September 2024 and December 2024, we continue to be impacted by the elevated federal funds interest rate, which could additionally have the effects of raising the cost of capital and depressing economic growth.

Development

As a non-operator, we primarily engage in oil and natural gas exploration and production by participating on a proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include our acreage.  In addition, we acquire wellbore-only working interests in wells in which we do not hold the underlying leasehold interests from third parties unable or unwilling to participate in particular well proposals.  We typically depend on drilling partners to propose, permit and initiate the drilling of wells.  Prior to commencing drilling, our partners are required to provide all owners of oil, natural gas and mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit.  We assess each drilling opportunity on a case-by-case basis and participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable oil and natural gas, expected oil and gas prices, expertise of the operator, and completed well cost from each project, as well as other factors.  Historically, we have participated pursuant to our working interest in a vast majority of the wells proposed to us.  However, declines in oil prices typically reduce both the number of well proposals we receive and the proportion of well proposals in which we elect to participate. Our land and engineering team uses our extensive database to make these economic decisions. Given our large acreage footprint and substantial number of well participations, we believe we can make accurate economic decisions with respect to our participation in well proposals.

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

Competition

The oil and natural gas industry is intensely competitive and we compete with numerous other oil and natural gas exploration and production companies, many of which have substantially greater resources than we have and may be able to pay more for exploratory prospects and productive oil and natural gas properties.  Our larger or integrated competitors may be better able to absorb the burden of existing, and any changes to, federal, state, and local laws and regulations than we can, which would adversely affect our competitive position.  Our ability to add reserves and acquire additional properties in the future is dependent upon our ability and resources to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

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

Governmental Regulation and Environmental Matters

Our business is subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as whole.

Regulation of Oil and Natural Gas Production

The oil and natural gas exploration, production and related operations that we participate in as a non-operator are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies.  For example, many states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas.  Many states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the process of drilling, completion and abandonment, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which our operating partners can drill.  Moreover, many states impose a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within their jurisdictions.  Failure to comply with any such rules and regulations can result in substantial penalties.  The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability.  Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.  Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.  Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”) and the courts. We cannot predict when or whether any such proposals may become effective.

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices.  Nevertheless, Congress could reenact price controls in the future.  Our sales of crude oil are affected by the availability, terms and cost of transportation.  The transportation of oil by common carrier pipelines is also subject to rate and access regulation.  The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act.  In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances.  Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil pipelines that allows a pipeline to increase its rates annually up to a prescribed ceiling, without making a cost of service filing.  Every five years, the FERC reviews the appropriateness of the index level in relation to changes in industry costs.  The current price index covers the five-year period which commenced on July 1, 2021.

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

The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species.  Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or its habitat. Accordingly, restrictions may be imposed on exploration and production operations, as well as actions by federal agencies, to avoid significantly impairing or jeopardizing the species or its habitat.  The ESA provides for criminal penalties for willful violations of the ESA.  The U.S. Fish and Wildlife Service must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, future amendments are uncertain, and any change in these statutes or any reclassification of a species as endangered could subject our company (directly or indirectly through our operating partners) to significant expenses to modify our operations or could force discontinuation of certain operations altogether. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our business or operations.

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

In November 2021, the Environmental Protection Agency (“EPA”) issued a proposed rule intended to revise and add to the NSPS program rules, known as Subpart OOOOa. The proposed rule sought to formally reinstate methane (a greenhouse gas (“GHG”)) emission limitations for existing and modified facilities in the oil and gas sector under Subparts OOOOa and OOOOb and sought to also regulate existing oil and gas facilities for the first time. Under Subpart OOOOc, the EPA’s proposed rule sought to require states to implement plans that meet or exceed federally established emission reduction guidelines for existing oil and natural gas facilities. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule sought to remove an emissions monitoring exemption for small wellhead-only sites and creates a new third-party monitoring system to flag large emissions events, referred to in the proposed rule as “super emitters.” In December 2023, the EPA announced a final rule, which, among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, until March 2026 to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide until 2029 for existing sources to comply. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of these rules remains uncertain at this time. At the same time, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Any regulations or proposals requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business, results of operations and financial condition.

At the international level, the United Nations-sponsored Paris Agreement requires signatory countries to set voluntary targets to reduce domestic GHG emissions. While the United States withdrew from the Paris Agreement during the Trump Administration in 2020, the Biden Administration recommitted the United States to the Paris Agreement in January 2021 and established a goal of reducing GHG emissions by at least fifty percent from 2005 levels by 2030. However, in January 2025, President Trump issued an executive order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. The full impact of these actions remains unclear at this time. However, many related initiatives are expected to continue at the local, state and international levels.

The Federal Water Pollution Control Act of 1972, or the Clean Water Act (the “CWA”), imposes restrictions and controls on the discharge of produced waters and other pollutants into waters of the United States (“WOTUS”).  Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands.  The CWA and certain state regulations prohibit the discharge of produced water, sand, drilling fluids, drill cuttings, sediment and certain other substances related to the oil and gas industry into certain coastal and offshore waters without an individual or general National Pollutant Discharge Elimination System discharge permit. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. CWA jurisdiction depends on the definition of WOTUS. In January 2023, the EPA and the U.S. Army Corps of Engineers (the “Corps”) issued a final rule that based the definition of WOTUS on a pre-2015 definition, which never took effect before being replaced in 2020. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett. However, roughly half of the states and other plaintiffs are challenging the September 2023 rule, and the EPA and the Corps are using the pre-2015 definition of WOTUS in these states while litigation continues. As a result, substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of CWA jurisdiction more generally. Any expansion to CWA jurisdiction could impact areas where oil and gas operations are conducted. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. In 2021, the United States Supreme Court held that the CWA requires a discharge permit if the addition of pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. In November 2023, the EPA issued draft guidance describing the information that should be used to determine which discharges through groundwater may require a permit. However, in January 2025, President Trump issued executive orders directing (i) the EPA and the Corps to identify planned or potential actions that could be subject to emergency treatment under Section 404 of the CWA and (ii) the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions, including all existing regulations and guidance documents, that are unduly burdensome on the identification, development, or use of domestic energy resources. Accordingly, future implementation and enforcement of these rules and policies is uncertain at this time. Additionally, costs may be associated with the treatment of wastewater and/or developing and implementing storm water pollution prevention plans.

The CAA, CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges, for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The underground injection of oil and natural gas wastes is regulated by the Underground Injection Control program authorized by the Safe Drinking Water Act and programs under comparable state statutes. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water.  Substantially all of the oil and natural gas production in which we have interest is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed but not passed in recent sessions of Congress. The EPA has issued guidance on permitting hydraulic fracturing that uses fluids containing diesel fuel under the Underground Injection Control (“UIC”) program, specifically as “Class II” UIC wells, and prohibits the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants.

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

The National Environmental Policy Act (“NEPA”) establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies.  A major federal agency action having the potential to significantly impact the environment requires review under NEPA.  Many of the activities of our third-party operating partners are covered under NEPA. Some activities are subject to robust NEPA review which could lead to delays and increased costs that could materially adversely affect our revenues and results of operations. Other activities are covered under categorical exclusions which results in a shorter NEPA review process. In April 2022, the White House Council on Environmental Quality (“CEQ”) finalized the first of two planned rules to undo changes to NEPA enacted in 2020 under the Trump Administration. The Phase I Final Rule generally restores certain regulatory provisions that were in effect prior to the 2020 rule, affecting the assessment of projects ranging from oil and gas leasing to development on public and Indian lands. Additionally, in September 2023, the Biden Administration announced that federal agencies will be directed to consider the Social Cost of GHGs in agency budgeting, procurement, and other agency decisions, including in environmental reviews conducted pursuant to NEPA, where appropriate. In May 2024, CEQ finalized the Phase II rule, which generally restores certain mitigation language from the pre-2020 version of the NEPA regulations, proposes further revisions, and meets environmental, environmental justice, and climate change objectives. However, at least twenty states challenged the Phase II rule in federal district court. In January 2025, President Trump issued executive orders directing (i) CEQ to provide guidance on implementing NEPA and to propose rescinding and replacing CEQ’s NEPA regulations with implementing regulations at the agency level; (ii) federal agencies to adhere to only the relevant legislated requirements for environmental reviews and to prioritize efficiency and certainty over any other objectives in such reviews; and (iii) the EPA to issue guidance on and consider eliminating the Social Cost of GHG calculation from federal permitting or regulatory decisions. In February 2025, CEQ sent an interim final rule to the White House Office of Management and Budget that would immediately withdraw the NEPA implementing regulations. The potential impact of further changes to the NEPA regulations and statutory text therefore remains uncertain and could have an effect on our business and operations.

Climate Change

In the United States, no comprehensive federal climate change legislation regulating GHG emissions or directly imposing a price on carbon has been implemented to date; however, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. These include the Paris Agreement, a treaty adopted at the 21st United Nations Conference of the parties (“COP”) that is aimed at addressing climate change with member countries agreeing to nationally determine their contributions and set GHG emission reduction goals every five years and the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. At the 27th COP, the United States agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At the 28th COP, member countries agreed to the first “global stocktake” which calls on countries to contribute to global efforts, including a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030; accelerating efforts towards the phase-down of unabated coal power; phasing out inefficient fossil fuel subsidies; and transitioning away from fossil fuels in energy systems. However, in January 2025, President Trump issued an executive order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. The full impact of these actions remains unclear at this time. At the same time, many state and local leaders have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to considering or enacting laws requiring the disclosure of climate-related information and developing programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes or encouraging the use of renewable energy or alternative low-carbon fuels. Although the Supreme Court’s decision in Loper Bright Enterprises v. Raimondo to overrule Chevron U.S.A. Inc. v. Natural Resources Defense Council, Inc. and end the concept of general deference to regulatory agency interpretations of laws introduces new complexity for federal agencies and administration of climate change policy and regulatory programs, many of these initiatives at the international, state and local levels are expected to continue.

Additionally, in March 2024, the SEC issued final rules intended to enhance and standardize climate-related disclosures (the “Climate Disclosure Rule”). The Climate Disclosure Rule was voluntarily stayed by the SEC in April 2024 pending judicial review of petitions challenging the rule, and additional legal challenges are expected going forward. Accordingly, we cannot predict whether the Climate Disclosure Rule will be implemented as finalized, nor the costs of implementation or any potential resulting adverse impacts. Compliance with any enhanced climate disclosure obligations, including the Climate Disclosure Rule to the extent it becomes effective as finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, place strain on our personnel, systems and resources. We may also face increased litigation risks related to disclosures made pursuant to such obligations.

Further, legislative and regulatory initiatives are underway to that purpose. The Inflation Reduction Act of 2022 (“IRA”), signed into law in August 2022, appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a Waste Emission Charge on GHG emissions from certain oil and gas sources and facilities. To implement the program, in May 2024, the EPA finalized revisions to the Greenhouse Gas Reporting Program for petroleum and natural gas facilities. Among other things, the new rule expands the emissions events that are subject to reporting requirements to include “other large release events” and applies reporting requirements to certain new sources and sectors. The emissions reported under the Greenhouse Gas Reporting Program will be the basis for any payments under the Methane Emissions Reduction Program in the IRA. However, petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit has commenced. In addition, in November 2024, the EPA finalized a rule to implement the IRA’s Waste Emissions Charge. The Waste Emissions Charge imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 is $900 per ton emitted over annual methane emissions thresholds, and increases to $1,200 in 2025 and $1,500 in 2026. The Waste Emissions Charge and funding provisions of the law could increase operating costs within the oil and gas industry and accelerate a transition away from fossil fuels, which could in turn adversely affect our business and results of operations.

The U.S. Congress has also considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions.  Additionally, following the U.S. Supreme Court finding that GHG emissions fall within the CAA definition of an “air pollutant,” the EPA has adopted regulations that, among other things, establish construction and operating permit review for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and together with the United States Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. The EPA also finalized rules in December 2023 intended to reduce methane emissions from new and existing oil and gas sources and in January 2024, the Biden Administration announced a temporary pause on pending decisions on exports of liquified natural gas to non-free trade agreement countries until the Department of Energy can update the underlying analyses for authorizations, including an assessment of the impact of GHG emissions. The Department of Energy released its report on liquified natural gas exports in December 2024, which report is subject to a 60-day public comment period ending in February 2025. However, in January 2025, President Trump issued executive orders directing (i) the Department of Energy to restart reviews of applications for approvals of liquefied natural gas export projects as expeditiously as possible; (ii) the EPA and the heads of any other relevant federal agencies to submit joint recommendations to the Office of Management and Budget regarding the continuing applicability of the GHG endangerment finding of 2009; and (iii) the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. The full impact of these orders remains uncertain at this time. At the same time, many state and local leaders have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to considering or enacting laws requiring the disclosure of climate-related information and developing programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes or encouraging the use of renewable energy or alternative low-carbon fuels.

In 2014, Colorado was the first state in the nation to adopt rules to control methane emissions from oil and gas facilities. In 2016, the EPA revised and expanded NSPS, also known as Subpart OOOOa, to include final rules to curb emissions of methane, a greenhouse gas, from new, reconstructed and modified oil and gas sources. Previously, already existing NSPS regulated VOCs, and controlling VOCs also had the effect of controlling methane, because natural gas leaks emit both compounds. However, by explicitly regulating methane as a separate air pollutant, the 2016 regulations were a statutory predicate to propose regulating emissions from existing oil and gas facilities. In 2021, the EPA proposed rules to regulate methane emissions from the oil and natural gas industry, including, for the first time, reductions from certain upstream and midstream existing oil and gas sources under Subparts OOOOa and OOOOb. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rules, removing an emissions monitoring exemption for small wellhead-only sites and creating a new third-party monitoring program to flag large emissions events. In December 2023, the EPA announced a final rule, which, among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for certain Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, until March 2026 to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide until 2029 for existing sources to comply. The final rule is subject to ongoing litigation but remains in effect. Additionally, in January 2025, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) finalized a rule that requires pipelines, underground natural gas storage facilities, and liquefied natural gas facilities to update leak detection and repair programs to require companies to use commercially available technologies to find and fix methane leaks from pipelines and other facilities. PHMSA and the Department of Interior continue to focus on regulatory initiatives to control methane emissions from upstream and midstream equipment. To the extent that these regulations or initiatives remain in place and to the extent that our third-party operating partners are required to further control methane emissions, such controls could impact our business. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of these rules remains uncertain at this time.

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

Human Capital Resources

As of December 31, 2024, we had 49 full time employees. We may hire additional personnel as appropriate.  We may also use the services of independent consultants and contractors to perform various professional services from time to time.

We strive to attract, develop and retain the best talent and spend considerable time and resources to advance the professional development and security of our workforce. We operate on the fundamental philosophy that people are our most valuable asset, as every person who works for us has the potential to impact our success. We believe employees choose to work at the Company in part due to our engaging culture, competitive compensation and benefits, and professional development opportunities. To attract and retain the best talent, we provide our employees a comprehensive total rewards program, including opportunities for share ownership in the Company. In addition to competitive salaries, we offer both short and long-term incentive compensation; company-matched 401(k) contributions; company-paid premiums for health, dental and vision insurance, short and long-term disability insurance, and life insurance; and company-supported health savings accounts and flexible spending accounts. The Company also provides a generous match for employee donations to qualifying charitable organizations, and organizes employee volunteer days from time to time. We offer many additional programs to support the wellness of our workforce, including an onsite fitness center within our executive offices, company-provided lunches, and a flexible paid time off and vacation policy.

We recognize the importance of investing in our employees’ professional development and are committed to ensuring that all employees are prepared for every aspect of their day-to-day roles. We have a multi-year rotational analyst development program, to ensure that we are hiring and developing new talent and offering cross-functional exposure and learning experience. This program was designed with the intent of developing an internally trained pool of future leaders that have a holistic view of our systems, processes and operations. We also support employees who seek to further their professional development through appropriate external educational programs and offer tuition reimbursement benefits for various extended educational learning opportunities.

We are committed to providing a workplace environment free of discrimination and harassment, where all individuals are treated with respect and dignity, can contribute fully, and have equal opportunities. We value and strive to treat all employees, consultants, vendors, contractors, service providers, and business partners equally. We prohibit discrimination or harassment on the basis of any grounds prohibited by law. We are committed to maintaining employment practices based on equal opportunity for all employees and providing a safe and productive working environment for all employees. Our policies and practices are designed to promote diversity of thought, perspective, and professional experience, and to support all employees fairly without regard to disability, sexual orientation, gender, gender identity and expression, religion, race, ethnicity, culture, and nationality, among others.

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

We have also posted to our website our Bylaws, Acquisition Committee Charter, Audit Committee Charter, Compensation Committee Charter, Executive Committee Charter, Governance, Nominating and ESG Committee Charter, Corporate Governance Guidelines, Stock Ownership Guidelines, Code of Business Conduct and Ethics, Insider Trading Policy, Clawback Policy, Human Rights Statement, Political Contributions and Trade Associations Policy and our Compliance Hotline, in addition to all pertinent company contact information.

We use our website as a channel of distribution for important Company information. We routinely post important information, including presentation materials and press releases, to our corporate website, www.noginc.com, including the investor relations section thereof. We also use our website to expedite public access to time-critical information regarding our Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. When permissible, we expect to continue to do so without also providing disclosure of this information through filings with the SEC. Therefore, investors should look to our website for important and time-critical information.

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

Because the rate of production from oil and natural gas properties generally declines as reserves are depleted, our future success depends upon our ability to economically find or acquire and derive production from additional oil and natural gas reserves.  Except to the extent that we acquire additional properties containing proved reserves, participate in successful exploration and development activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, our proved reserves will decline as our reserves are produced.  We have added significant net wells and production from wellbore-only acquisitions, where we don’t hold the underlying leasehold interest that would entitle us to participate in future wells. Future oil and natural gas production, therefore, is highly dependent upon our level of success in acquiring or finding additional reserves that are economically recoverable.  We cannot assure you that we will be able to find or acquire and develop additional reserves at an acceptable cost.

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

The Dakota Access Pipeline (“DAPL”), a major pipeline transporting crude oil from the Williston Basin, is subject to ongoing litigation (the “DAPL Litigation”) that could threaten its continued operation. In July 2020, a federal district court ordered DAPL to be shut down pending the completion of an environmental impact statement (“EIS”) to determine whether the DAPL poses a threat to the Missouri River and drinking water supply of the Standing Rock Sioux Reservation. The temporary shutdown order was overturned by the U.S. Court of Appeals in August 2020. DAPL currently remains in operation while the U.S. Army Corps of Engineers (“USACE”) conducts the EIS, which was released in draft form in September 2023 and was open for public comment until mid-December 2023. The USACE received over 200,000 public comments. The date that the final EIS will be published is not yet known, although according to statements from the USACE the final EIS may be published in 2025. Following completion of the EIS, the USACE will determine whether to grant DAPL an easement to cross the Missouri River or to shut down the pipeline, unless the U.S. Supreme Court overturns the lower courts’ order to conduct the EIS. Moreover, the EIS and/or the USACE’s easement decision may subsequently be challenged in court. As a result, a shut-down remains possible, and there is no guarantee that DAPL will be permitted to continue operations following the completion of the EIS and/or the DAPL Litigation. Any significant curtailment in gathering system or pipeline capacity, or the unavailability of sufficient third-party trucking or rail capacity, could adversely affect our business, results of operations and financial condition.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established or operations are commenced on units containing the acreage or the leases are extended.

A significant portion of our acreage is not currently held by production or held by operations.  Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire.  If our leases expire and we are unable to renew the leases, we will lose our right to participate in the development of the related properties.  Drilling plans for these areas are generally in the discretion of third-party operators and are subject to change based on various factors that are beyond our control, such as: the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third-party approvals; oil, NGL and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs.  As of December 31, 2024, we estimate that we had leases that were not developed that represented 5,743 net acres potentially expiring in 2025, 1,902 net acres potentially expiring in 2026, 3,074 net acres potentially expiring in 2027, 2,138 net acres potentially expiring in 2028, and 2,670 net acres potentially expiring in 2029 and beyond.

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

Inflation has been an ongoing concern in the U.S. since 2021. Ongoing inflationary pressures have resulted in and may result in additional increases to the costs of goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation caused the U.S. Federal Reserve to increase the federal funds interest rate by 5.25% to a high of 5.375% between March 2022 and July 2023 in an effort to curb inflationary pressure on the costs of goods and services. While inflationary pressures in the United States’ economy have begun to subside, inflation is still holding above the U.S. Federal Reserve’s target level. Further, despite the U.S. Federal Reserve decreasing the federal funds interest rate to 4.375% between September 2024 and December 2024, we continue to be impacted by the elevated federal funds interest rate, which could additionally have the effects of raising the cost of capital and depressing economic growth, either of which (or the combination thereof) could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations.

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

We depend on computer and telecommunications systems, and failures in our systems or cybersecurity attacks could significantly disrupt our business operations.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we have developed or may develop proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. It is possible that we, or these third parties, could incur interruptions from cybersecurity attacks, computer viruses or malware, or that third-party service providers could cause a breach of our data. We believe that we have positive relations with our related vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties for our computing and communications infrastructure or any other interruptions to, or breaches of, our information systems could lead to data corruption, communication interruption, loss of sensitive or confidential information or otherwise significantly disrupt our business operations. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. Furthermore, various third-party resources that we rely on, directly or indirectly, in the operation of our business (such as pipelines and other infrastructure) could suffer interruptions or breaches from cyber-attacks or similar events that are entirely outside our control, and any such events could significantly disrupt our business operations and/or have a material adverse effect on our results of operations. To our knowledge we have not experienced any material losses relating to cyber-attacks; however, there can be no assurance that we will not suffer material losses in the future.

The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate.  Therefore, our undeveloped reserves may not be ultimately developed or produced.

Approximately 27% of our estimated net proved reserves volumes were classified as proved undeveloped as of December 31, 2024. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate.  Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic.  In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.

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

Our ability to operate our business effectively could be impaired if we fail to attract and retain key personnel, which could have a material adverse effect on our business and results of operations.

Our ability to operate our business and implement our strategies depends on our continued ability to attract and retain highly skilled personnel with oil and natural gas industry experience and competition for these persons in the oil and gas industry is intense. Given our size and location, we may be at a disadvantage, relative to our competitors, in the competition for these personnel. We may not be able to continue to employ key personnel or attract and retain qualified personnel in the future, and our failure to retain or attract key personnel could have a material adverse effect on our ability to effectively operate our business.

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

Prior to drilling an oil or natural gas well, however, it is the normal practice in the oil and natural gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil or natural gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, such as obtaining affidavits of heir ship or causing an estate to be administered. Such curative work entails expense, and the operator may elect to proceed with a well despite defects to the title identified in the preliminary title opinion.  Furthermore, title issues may arise at a later date that were not initially detected in any title review or examination.  Any one or more of the foregoing could require us to reverse revenues previously recognized and potentially negatively affect our cash flows and results of operations.  Our failure to obtain perfect title to our leaseholds may adversely affect our current production and reserves and our ability in the future to increase production and reserves.

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

Combating the effects of climate change continues to attract considerable attention in the United States and internationally, including from regulators, legislators, companies in a variety of industries, financial market participants and other stakeholders. This focus, together with changes in consumer and industrial/commercial behavior, preferences and attitudes with respect to the generation and consumption of energy, petroleum products and the use of products manufactured with, or powered by, petroleum products, may in the long-term result in (i) the enactment of climate change-related regulations, policies and initiatives (at the government, regulator, corporate and/or investor community levels), including alternative energy requirements, new fuel consumption standards, energy conservation, enhanced disclosure obligations and emissions reductions measures and responsible energy development, (ii) technological advances with respect to the generation, transmission, storage and consumption of energy (e.g., wind, solar and hydrogen power, smart grid technology and battery technology, increasing efficiency) and (iii) increased availability of, and increased consumer and industrial/commercial demand for, alternative energy sources and products manufactured with, or powered by, alternative energy sources (e.g., electric vehicles and renewable residential and commercial power supplies).

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

Additionally, certain segments of the investor community have expressed negative sentiment towards investing in the oil and natural gas industry. Climate change-related developments in particular may result in negative perceptions of the traditional oil and gas industry and, in turn, reputational risks associated with exploration and production activities. There have been efforts in recent years, for example, to influence the investment community, including investment advisors, insurance companies and certain sovereign wealth, pension and endowment funds and other groups, by promoting divestment of fossil fuel equities and pressuring lenders to limit funding and insurance underwriters to limit coverages to companies engaged in the extraction of fossil fuel reserves. Financial institutions may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations. With the continued volatility in oil and natural gas prices, and the possibility that interest rates will rise in the near term, increasing the cost of borrowing, certain investors have emphasized capital efficiency and free cash flow from earnings as key drivers for energy companies, especially shale producers. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results.

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

Companies across all industries continue to face increasing scrutiny from stakeholders related to their ESG and sustainability practices. Failure or a perception (whether or not valid) of failure to implement our ESG strategy or achieve sustainability goals we may set could damage our reputation, causing our investors or other stakeholders to lose confidence in our company, and negatively impact our operations. There can be no assurance that we will be able to accomplish any announced goals, initiatives, commitments or objectives related to our ESG strategy, as statements regarding the same reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce, or at all. We may determine in our discretion that it is not feasible or practical to implement or complete certain of our ESG goals, initiatives, policies or procedures based on cost, timing or other considerations. Our continuing efforts to research, establish, accomplish and accurately report on the implementation of our ESG strategy, including any ESG goals, may also create additional operational risks and expenses and expose us to reputational, legal and other risks. Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, some of the statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.

Further, our business and growth opportunities require us to have strong relationships with various key stakeholders, including our stockholders, lenders, employees, suppliers, customers, local communities and others. We may face pressures from stakeholders to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability, or with respect to other ESG matters, while at the same time remaining a successfully operating public company. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our stakeholder trust and thereby affect our brand and reputation. Such erosion of confidence could negatively impact our business through decreased demand and growth opportunities, delays in projects, increased legal action and regulatory oversight, adverse press coverage and other adverse public statements, difficulty hiring and retaining top talent, difficulty obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms and difficulty securing investors and access to capital.

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

Our Revolving Credit Facility, and the Senior Notes Indentures (as defined herein), and any future indebtedness we incur may contain a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things: declare or pay any dividend or make any other distributions on, purchase or redeem our equity interests or purchase or redeem certain debt; make loans or certain investments; make certain acquisitions and investments; incur or guarantee additional indebtedness or issue certain types of equity securities; incur liens; transfer or sell assets; create subsidiaries; consolidate, merge or transfer all or substantially all of our assets; and engage in transactions with our affiliates. In addition, the Revolving Credit Facility requires us to maintain compliance with certain financial covenants and other covenants, including, among others, (i) maintaining a minimum current ratio (defined as consolidated current assets including unused amounts of the total commitments, but excluding non-cash assets under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), divided by consolidated current liabilities excluding current non-cash obligations under ASC 815, current maturities under the Revolving Credit Facility and current maturities of any long-term debt (the “Current Ratio”)) of no less than 1.00 to 1.00 and (ii) maintaining a maximum net leverage ratio (defined as, as of the date of determination, the ratio of total net debt to EBITDAX (as defined in the Revolving Credit Facility) measured on a rolling four quarter basis (the “Net Leverage Ratio”)) of 3.50 to 1.00. EBITDAX, as defined in the Revolving Credit Facility, excludes, among other things, the effects of interest expense, depreciation, depletion and amortization, income tax, certain non-cash gains and impairments, and certain restructuring costs. As a result of the financial covenants and other covenants, we could be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

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

Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its sole discretion, may declare out of funds legally available for such payments. We have paid quarterly dividends since 2021. We cannot assure you, however, that we will pay dividends in the future in the current amounts or at all. Our board of directors may change the timing and amount of any future dividend payments or eliminate the payment of future dividends to our common stockholders at its discretion, without notice to our stockholders. Any future determination relating to our dividend policy will be dependent on a variety of factors, including our financial condition, earnings, legal requirements, our general liquidity needs, and other factors that our board of directors deems relevant. Our ability to declare and pay dividends to our stockholders is subject to certain laws, regulations, and policies, including minimum capital requirements and, as a Delaware corporation, we are subject to certain restrictions on dividends under the DGCL. Under the DGCL, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Finally, our ability to pay dividends to our stockholders may be limited by covenants in any debt agreements that we are currently a party to, including our Revolving Credit Facility and the Senior Notes Indentures, or may enter into in the future. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate at any time, the payment of dividends on our common stock. If as a result, we are unable to pay dividends, investors may be forced to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock.

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

A downgrade in our credit rating could negatively impact our cost of and ability to access capital and our liquidity.

Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could impact our ability to access debt markets in the future to refinance existing debt or obtain additional funds and affect the market value of the Senior Notes (as defined herein). Such ratings are limited in scope, and do not address all material risks relating to us, but rather reflect only the view of each rating agency of the likelihood we will be able to repay our debt at the time the rating is issued. An explanation of the significance of each rating may be obtained from the applicable rating agency. There can be no assurance that such credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant.

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

The option counterparties to the capped call transactions are financial institutions, and we are subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate their obligations, under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty to one or more capped call transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.

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

Risks Related to Legal and Regulatory Matters

The executive branch and/or Congress could enact additional rules and regulations that restrict our ability to acquire federal leases in the future and/or impose more onerous permitting and other costly environmental, health and safety requirements.

We are affected by the adoption of laws, regulations and policy directives that, for economic, environmental protection or other policy reasons, could curtail exploration and development drilling for oil and gas. For example, in January 2021, the Biden Administration directed the U.S. Department of the Interior (“DOI”) to temporarily pause new oil and gas leases on federal lands and waters pending completion of a comprehensive review of the federal government’s existing oil and gas leasing and permitting program. Litigation over the leasing pause remains ongoing. Additionally, in April 2024, DOI finalized a rule to revise outdated fiscal terms of the onshore federal oil and gas leasing program, including for bonding requirements, royalty rates and minimum bids. However, in January 2025, President Trump issued executive orders (i) reversing the Biden Administration’s leasing pause and executive orders withdrawing certain lands and waters from federal oil and gas leasing, (ii) directing the heads of all federal agencies to facilitate the leasing, siting, and generation of domestic energy resources, including on federal lands and waters, and (iii) directing the heads of federal agencies to begin the processes to suspend, revise, or rescind all agency actions that impose an undue burden on the identification, development, or use of domestic energy resources. As a result, future implementation and enforcement of these rules and policies remains uncertain.

In addition, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the U.S. For example, in June 2016, the EPA published NSPS, known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the natural gas and oil sector to reduce methane gas and VOC emissions. In December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Notably, the EPA updated the applicability date for certain requirements to a construction date of December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under state plans. Under the final rules, which went into effect in May 2024, states have until March 2026 to prepare and submit their plans to impose methane emission controls on existing sources and those existing sources themselves have until 2029 to comply. The presumptive standards established under the final rule are generally the same for both new and existing sources. The requirements include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems and zero-emission requirements for certain devices. The rule also establishes a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violation of these rules can be substantial. However, the final rule and its requirements are currently subject to legal challenges but remain in effect. Further, in September 2021, the Biden Administration publicly announced the Global Methane Pledge, an international pact that aims to reduce global methane emissions by at least 30% below 2020 levels by 2030. However, in January 2025, President Trump issued executive orders directing (i) the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources and (ii) the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change, including the Global Methane Pledge. Consequently, future implementation and enforcement of the final methane rule remains uncertain at this time. To the extent that future legislative or regulatory impose more restrictive requirements pertaining to permitting, GHG emissions, financial assurance and bonding for decommissioning liabilities, or carbon taxes, such actions could adversely affect our financial condition and results of operations by restricting the lands available for development and/or access to permits required for such development, or by imposing additional and costly environmental, health and safety requirements. While the Supreme Court’s decision in Loper Bright Enterprises v. Raimondo to overrule Chevron U.S.A. Inc. v. Natural Resources Defense Council, Inc. and end the concept of general deference to regulatory agency interpretations of laws introduces new complexity for federal agencies and administration of climate change policy and regulatory programs, many of these initiatives are expected to continue. Consequently, legislation and regulatory programs to address climate change or reduce emissions of GHGs could have a material adverse effect on our business, financial condition or results of operations.

Our ability to use net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

We have net operating loss (“NOL”) carryforwards that we may use to offset against taxable income for U.S. federal income tax purposes.  At December 31, 2024, we had an estimated NOL carryforward of approximately $447.2 million for U.S. federal income tax purposes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), a corporation that undergoes an “ownership change” can be subject to limitations on the use of its NOLs to offset future taxable income. We underwent an “ownership change” during 2018 and, as a result, the use of our existing NOL carryforwards is subject to limitations under Section 382, which are generally determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382 of the IRC. See Note 10 to our financial statements. Future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382 of the IRC.

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

We are subject to a 1% U.S. federal excise tax in connection with repurchases of our shares by us.

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

Whether and to what extent we are subject to the excise tax in connection with repurchases of our shares depends on a number of factors, including (i) the fair market value of the repurchase, (ii) the nature and amount of any equity issuances within the same taxable year of the repurchase, and (iii) the content of any future regulations and other guidance issued from the Treasury. Any excise tax will cause a reduction in our cash available on hand, which could have a negative impact on our business and operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) contains measures aimed at increasing the transparency and stability of the over-the-counter derivatives market and preventing excessive speculation. On January 14, 2021, the CFTC published a final rule imposing position limits for certain futures and options contracts in various commodities (including oil and gas) and for swaps that are their economic equivalents, though certain types of derivative transactions are exempt from these limits, provided that such derivative transactions satisfy the CFTC’s requirements for certain enumerated “bona fide” hedging transactions and positions. The CFTC has also adopted final rules regarding aggregation of positions, under which a party that controls the trading of, or owns ten percent or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. These rules may affect both the size of the positions that we may hold and the ability or willingness of counterparties to trade with us, potentially increasing the costs of transactions. Moreover, such changes could materially reduce our access to derivative opportunities, which could adversely affect revenues or cash flow during periods of low commodity prices.

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

Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is used extensively by our third-party operating partners. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. Any federal or state legislative or regulatory changes with respect to hydraulic fracturing could cause us to incur substantial compliance costs or result in operational delays, and the consequences of any failure to comply by us or our third-party operating partners could have a material adverse effect on our financial condition and results of operations. Hydraulic fracturing typically is regulated by state gas and oil commissions or similar state agencies, but several federal agencies have conducted studies or asserted regulatory authority over certain aspects of the process. For example, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances. The EPA’s report did identify future efforts that could be taken to further understand the potential impacts of hydraulic fracturing to drinking water resources, including groundwater and surface water monitoring in areas with hydraulically fractured natural gas and oil producing wells. To date, the EPA has taken no further action in response to the 2016 report. Additionally, the EPA has asserted regulatory authority pursuant to the Safe Drinking Water Act UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities as well as published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing.

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

Restrictions on GHG emissions that may be imposed, or the adoption and implementation of regulations by governmental entities in the U.S. or other countries that require reporting of GHG emissions or other climate-related information or otherwise seek to limit GHG emissions (including carbon pricing schemes) from our operating partners, could adversely affect our business and the oil and gas industry, including by restricting our ability to execute on our business strategy, requiring additional capital, compliance, operating costs, increasing the cost of oil and natural gas products and services, reducing demand for oil and natural gas products and services, reducing our access to financial markets, or creating greater potential for governmental investigations or litigation. For example, adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory requirements. Such regulatory initiatives could stimulate demand for alternative forms of energy that do not rely on combustion fossil fuels. Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy. To the extent that our products are competing with higher GHG emitting energy sources, our products may become more desirable in the market with more stringent limitations on GHG emissions. To the extent that our products are competing with lower GHG emitting energy sources such as solar and wind, our products may become less desirable in the market with more stringent limitations on GHG emissions. We cannot predict with any certainty at this time how these possibilities may affect our operations. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and potentially reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce GHG emissions or that address climate change could have an adverse effect on our business, financial condition and results of operations.

Additionally, the SEC finalized a rule in March 2024 intended to enhance and standardize climate-related disclosures, that requires public companies to report on material climate-related risks that affect the company’s strategy, business model and outlook, and, for some larger companies, GHG emissions, if material. The Climate Disclosure Rule was voluntarily stayed by the SEC in April 2024 pending judicial review of petitions challenging the rule, and additional legal chanllenges are expected going forward. Accordingly, we cannot predict whether the Climate Disclosure Rule will be implemented as finalized, nor the costs of implementation or any potential resulting adverse impacts. Compliance with any enhanced climate disclosure obligations, including the Climate Disclosure Rule to the extent it becomes effective as finalized, may result in increased costs relating to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to such obligatoins. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors. See “Item 1. Business—Governmental Regulation and Environmental Matters” and “—Climate Change” for a further discussion of the laws and regulations related to GHGs and of climate change.

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

Our certificate of incorporation authorizes us to issue 270,000,000 shares of common stock, of which 99,113,645 shares were issued and outstanding as of December 31, 2024. Any shares of common stock that we may issue in the future, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or substantially similar securities, may dilute the ownership interests of our stockholders. In addition, future issuances of common stock under our Amended and Restated 2018 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, or in connection with an acquisition or otherwise, would also dilute the percentage ownership held by our stockholders. The market price of our common stock could decline as a result of sales or issuances of a large number of shares of our common stock or similar securities in the market or the perception that such sales or issuances could occur.

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

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, or issue shares of preferred stock, which may be convertible into shares of common stock. In the future, we may issue securities to raise cash for acquisitions, as consideration in acquisitions, to pay down debt, to fund capital expenditures or general corporate expenses, in connection with the exercise of stock options or to satisfy our obligations under our incentive plans. We may also acquire interests in other companies by using a combination of cash, our preferred stock and our common stock or just our common stock. We may also issue securities, including our preferred stock, that are convertible into, exchangeable for, or that represent the right to receive, our common stock. The occurrence of any of these events or any issuance of common stock upon conversion of our Convertible Notes may dilute your ownership interest in our company, reduce our earnings per share and have an adverse impact on the price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have a cybersecurity risk management program to identify, monitor, and mitigate cybersecurity risks. The program consists of formal roles and responsibilities for information security and incident response, and is overseen by our IT Steering Committee, which consists of key executives and employees with guidance from our third-party cybersecurity vendor. Our enterprise risk management program considers cybersecurity risks alongside other company risks, and we consult with our cybersecurity vendor to gather information necessary to identify cybersecurity risks, evaluate their nature and severity, as well as identify mitigations and assess the impact of those mitigations on residual risk. In addition to continuous cyber monitoring, the IT Steering Committee participates in quarterly cyber updates with our cybersecurity vendor, which includes identification of new cyber risks and threats, reported vulnerabilities, trend analysis on attack vectors, and monitoring of risk mitigation activities.

The Audit Committee has ultimate oversight of cybersecurity risks and our cybersecurity risk management program. Management provides cybersecurity program briefings to the Audit Committee on at least an annual basis, and more frequently if circumstances warrant. These briefings include assessments of cyber risks, the threat landscape, updates on any incidents, and reports on our investments in cybersecurity risk mitigation and governance. Management utilizes the National Institute of Standards and Technology (NIST) Cybersecurity Framework as a guideline to manage our cybersecurity risks and inform the Audit Committee on the overall progress of our information security program.

We have a formal IT Security Policy to provide appropriate governance over information security including control requirements for change management and patching, multi-factor authentication, data backup, security monitoring, mobile device management and asset management. Management performs annual testing of security controls, including penetration testing from a different cybersecurity vendor that is independent of both our Company and the cybersecurity vendor that provides guidance on our overall cybersecurity program, and results are reported to the Audit Committee. In addition, management has a formal incident response plan and our cybersecurity vendor provides 24x7 monitoring/management of our infrastructure and systems. The incident response plan addresses the lifecycle of incidents including identification, response and recovery, and the plan is tested at least annually. In addition, we carry insurance that provides protection against the potential losses arising from cybersecurity incidents.

Management maintains an inventory of third parties (e.g., vendors, consultants, etc., from whom we may face cybersecurity risk in connection with our relationship) and completes an annual third-party cyber risk assessment. In addition, employees participate in mandatory annual cybersecurity training and management conducts routine social engineering tests to monitor employees’ awareness of cyber risks and to train employees on how to identify potential cybersecurity risks.

In the last two fiscal years, we have not experienced any material cybersecurity breach incidents. For additional information about our cybersecurity risks, please see “Item 1A. Risk Factors – We depend on computer and telecommunications systems, and failures in our systems or cybersecurity attacks could significantly disrupt our business operations.”

Item 2. Properties

Estimated Net Proved Reserves

The table below summarizes our estimated net proved reserves at December 31, 2024 based on reports prepared by the Company for the year ended December 31, 2024 and audited by Cawley, our third-party independent reserve engineers.  In preparing its reports, the Company evaluated properties representing all of our proved reserves at December 31, 2024 in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities.  Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives.

	December 31, 2024		December 31, 2023
	Proved Reserves (MBoe)(1)	% of Total	Proved Reserves (MBoe)(2)	% of Total
SEC Proved Reserves:
Developed	278,151	73%	234,861	69%
Undeveloped	100,333	27%	104,833	31%
Total Proved Properties	378,484	100%	339,694	100%
___________________

(1)The table above values oil and natural gas reserve quantities as of December 31, 2024, assuming constant realized prices of $70.60 per barrel of oil and $2.02 per Mcf of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, after adjustment to reflect applicable transportation and quality differentials.

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

Estimated net proved reserves at December 31, 2024 were 378,484 MBoe, an 11% increase from estimated net proved reserves of 339,694 MBoe at December 31, 2023.  The increase was primarily due to the impact of our 2024 acquisitions, as well as organic drilling activities in 2024. As of December 31, 2024 and 2023, we had 146.4 and 146.0 net proved developed wells, respectively, included in our reserves.

The following table sets forth summary information by reserve category with respect to estimated proved reserves at December 31, 2024:

	SEC Pricing Proved Reserves(1)
	Reserve Volumes				PV-10(3)
Reserve Category	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)(2)	%	Amount (In thousands)	%
PDP Properties	128,508	728,333	249,897	66%	$3,791,530	75%
PDNP Properties	7,049	127,227	28,254	7%	259,341	5%
PUD Properties	59,554	244,677	100,333	27%	1,018,980	20%
Total	195,111	1,100,237	378,484	100%	$5,069,851	100%
_____  ___________

(1)The SEC Pricing Proved Reserves table above values oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2024, based on average prices of $75.48 per barrel of oil and $2.13 per MMbtu of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per MMbtu of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period.  The average resulting price used as of December 31, 2024, after adjustment to reflect applicable transportation and quality differentials, was $70.60 per barrel of oil and $2.02 per Mcf of natural gas.
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

The following table reconciles the pre-tax PV10% value of our SEC Pricing Proved Reserves as of December 31, 2024 to the Standardized Measure of discounted future net cash flows.

SEC Pricing Proved Reserves (In thousands)
Standardized Measure Reconciliation
Pre-Tax Present Value of Estimated Future Net Revenues (Pre-Tax PV10%)	$5,069,851
Future Income Taxes, Discounted at 10%(1)	(838,931)
Standardized Measure of Discounted Future Net Cash Flows	$4,230,920
____________

(1)The expected tax benefits to be realized from utilization of the net operating loss and tax credit carryforwards are used in the computation of future income tax cash flows. As a result of available net operating loss carryforwards and the remaining tax basis of our assets at December 31, 2024, our future income taxes were significantly reduced.

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

Proved Undeveloped Reserves

At December 31, 2024, we had approximately 100.3 MMBoe of proved undeveloped reserves as compared to 104.8 MMBoe at December 31, 2023.  A reconciliation of the change in proved undeveloped reserves during 2024 is as follows:

MMBoe
Estimated Proved Undeveloped Reserves at 12/31/2023	104.8
Converted to Proved Developed Through Drilling	(51.9)
Added from Extensions and Discoveries	22.7
Purchases of Minerals in Place	21.0
Removed for 5-Year Rule	(11.7)
Revisions	15.4
Estimated Proved Undeveloped Reserves at 12/31/2024	100.3

Our future development drilling program includes the drilling of approximately 146.4 proved undeveloped net wells before the end of 2029 at an estimated cost of $1.3 billion.  Our development plan for drilling proved undeveloped wells calls for the drilling of 71.7 net wells during 2025 (includes 30.1 net wells spud at December 31, 2024, but classified as proved undeveloped due to internal guidelines which require greater than 50% of total costs to be incurred to be classified as developed), 32.2 net wells during 2026, 23.9 net wells during 2027, 12.9 net wells during 2028, and 5.7 net wells during 2029 for a total of 146.4 net wells. Our proved undeveloped locations were increased from 146.0 net wells at December 31, 2023 to 146.4 net wells at December 31, 2024 due to our 2024 acquisitions and increased development activity. We expect that our proved undeveloped reserves will continue to be converted to proved developed producing reserves as additional wells are drilled under our acreage.  All locations comprising our remaining proved undeveloped reserves are forecast to be drilled within five years from initially being recorded in accordance with our development plan.

At December 31, 2024, the PV-10 value of our proved undeveloped reserves amounted to 20% of the PV-10 value of our total proved reserves.  Although our 2024 producing property additions exceeded our 5-year average development plan, there are numerous uncertainties.  The development of these reserves is dependent upon a number of factors which include, but are not limited to:  financial targets such as drilling within cash flow or reducing debt, drilling of obligatory wells, satisfactory rates of return on proposed drilling projects, and the levels of drilling activities by operators in areas where we hold leasehold interests.  During 2024, we increased our capital spending by 2% compared to 2023. With 75% of the PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to execute our development plan.

At December 31, 2024, we had spent a total of $398.5 million related to the development of proved undeveloped reserves, which resulted in the conversion of 51.9 MMBoe of proved undeveloped reserves as of December 31, 2023 to proved developed reserves as of December 31, 2024.  Proved developed property additions in 2024 also included 13.1 MMBoe from the conversion of previously undeveloped locations that were not booked in our December 31, 2023 proved undeveloped reserves (the related development costs incurred at December 31, 2024 were $175.7 million). Additionally, our proved undeveloped reserves at December 31, 2024 included 29.7 MMBoe for net wells that had commenced drilling activities but remained classified as undeveloped reserves due to more than half of the capital expenditures that remain to be incurred for completion of the wells (the related development costs incurred at December 31, 2024 were $101.7 million).

In 2024, we also added 22.7 MMBoe of proved undeveloped reserves as a result of our development activity. We added an additional 21.0 MMBoe from our acquisitions. The SEC-prescribed commodity prices (after adjustment for transportation, quality and basis differentials) were $4.91 lower per barrel of oil and $1.08 lower per Mcf of natural gas at year-end 2024 as compared to year-end 2023. Additionally, we had positive revisions of 15.4 MMBoe primarily due to continued development in already proven areas. We also removed 11.7 MMBoe of proved undeveloped reserves primarily due to the SEC-prescribed 5-year rule.

Proved Reserves Sensitivity by Price Scenario

The SEC disclosure rules allow for optional reserves sensitivity analysis, such as the sensitivity that oil and natural gas reserves have to price fluctuations.  We have chosen to compare our proved reserves calculated using SEC Pricing (the “2024 SEC Case”) to two alternate pricing cases. The first case scenario uses a flat pricing deck of $80.00 per Bbl for oil and $4.00 per MMbtu for natural gas (the “$80 Flat Case”). The second scenario uses a flat pricing deck of $60.00 per Bbl for oil and $3.00 per MMbtu for natural gas (the “$60 Flat Case”).  The sensitivity scenarios were not audited by a third-party. In these sensitivity scenarios, all operating cost assumptions and other factors, other than the commodity price assumptions, have been held constant with the 2024 SEC Case. The change in pricing in the $60 Flat Case resulted in fewer future drilling locations that were considered economic compared to the 2024 SEC Case. This sensitivity analysis is only meant to demonstrate the impact that changing commodity prices may have on estimated proved reserves and PV-10 values. There is no assurance that any particular outcome will be realized. The table below shows our proved reserves utilizing the 2024 SEC Case compared with the $80 Flat Case and the $60 Flat Case.

	Price Cases
	2024 SEC Case(1)	$80 Flat Case(2)	$60 Flat Case(3)
Net Proved Reserves (December 31, 2024)
Oil (MBbl)
Developed	135,558	140,719	127,434
Undeveloped	59,554	61,044	53,303
Total	195,112	201,763	180,737
Natural Gas (MMcf)
Developed	855,561	918,639	864,266
Undeveloped	244,677	249,674	234,286
Total	1,100,238	1,168,313	1,098,552
Total Proved Reserves (MBOE)	378,484	396,482	363,829

Pre-tax PV10% (in thousands)(4)	$5,069,851	$6,625,185	$3,920,353

_________________

(1)Represents reserves based on pricing prescribed by the SEC.  The unescalated twelve month arithmetic average of the first day of the month posted prices were adjusted for transportation and quality differentials to arrive at prices of $70.60 per Bbl for oil and $2.02 per Mcf for natural gas.  Production costs were held constant for the life of the wells.
(2)Prices based on $80.00 per Bbl for oil and $4.00 per MMbtu for natural gas, which were then adjusted for transportation and quality differentials to arrive at prices of $75.10 per Bbl for oil and $3.88 per Mcf for natural gas.

(3)Prices based on $60.00 per Bbl for oil and $3.00 per MMbtu for natural gas, which were then adjusted for transportation and quality differentials to arrive at prices of $55.22 per Bbl for oil and $2.85 per Mcf for natural gas.
(4)Pre-tax PV10%, or PV-10, may be considered a non-GAAP financial measure. See “Reconciliation of PV-10 to Standardized Measure” above for a reconciliation of the PV-10 of our 2024 SEC Case proved reserves to the Standardized Measure. GAAP does not prescribe a corresponding measure for PV-10 of proved reserves based on other than SEC prices. As a result, it is not practicable for us to reconcile the PV-10 of our proved reserves based on alternate pricing scenarios.

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

Internal Controls Over Reserves Estimation Process

We employ an internal reserve engineering department which is led by our Chief Technical Officer, who is responsible for overseeing the preparation of our reserves estimates. Our executive internal reserve engineer has a B.S. in petroleum engineering from Montana Tech, has over nineteen years of oil and gas experience on the reservoir side, and has experience working for large independents on projects and acquisitions. In addition, we utilize a third-party reservoir engineering firm as our independent reserves auditor for 100% of our reserves base.

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

	Year Ended December 31,
	2024	2023	2022
Net Production:
Oil (MBbl)	26,511	22,013	16,090
Natural Gas (MMcf)	113,476	84,342	68,829
Total (MBoe)	45,423	36,070	27,562

Oil (MBbl) per day	72	60	44
Natural Gas (MMcf) per day	310	231	189
Total (MBoe) per day	124	99	76

Average Sales Prices:
Oil (per Bbl)	$71.59	$74.78	$91.65
Effect of Loss on Settled Oil Derivatives on Average Price (per Bbl)	(0.11)	(0.90)	(21.48)
Oil, Net of Settled Oil Derivatives (per Bbl)	71.48	73.88	70.17

Natural Gas and NGLs (per Mcf)	2.24	2.98	7.43
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.76	0.92	(1.60)
Natural Gas and NGLs, Net of Settled Natural Gas and NGL Derivatives (per Mcf)	3.00	3.90	5.83

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	47.38	52.61	72.05
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	1.83	1.61	(16.52)
Realized Price on a Boe Basis Including Settled Commodity Derivatives	49.21	54.22	55.53

Average Costs:
Production Expenses (per Boe)	$9.46	$9.62	$9.46

The following table sets forth our production results for the years ended December 31, 2024, 2023 and 2022 in total and for each of our basins of operations.

	Year Ended December 31,
	2024	2023	2022
Net Production:
Oil (MBbl)
Williston Basin	12,241	12,747	11,652
Permian Basin	13,529	9,266	4,438
Appalachian Basin	56	—	—
Uinta Basin	685	—	—
Total	26,511	22,013	16,090
Natural Gas and NGLs (MMcf)
Williston Basin	31,518	31,103	27,028
Permian Basin	44,621	28,594	14,256
Appalachian Basin	36,785	24,645	27,546
Uinta Basin	552	—	—
Total	113,476	84,342	68,829
Crude Oil Equivalents (MBoe)
Williston Basin	17,494	17,931	16,157
Permian Basin	20,966	14,032	6,814
Appalachian Basin	6,186	4,108	4,591
Uinta Basin	777	—	—
Total	45,423	36,070	27,562

Drilling and Development Activity

The following table sets forth the number of gross and net productive and non-productive wells drilled in the years ended December 31, 2024, 2023 and 2022.  The number of wells drilled refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated.

	December 31,
	2024		2023		2022
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)

Development Wells:
Oil	790	86.9	803	76.1	550	55.9
Natural Gas	29	3.8	16	0.5	7	0.9
Non-Productive	—	—	—	—	—	—

Total Development Wells	819	90.7	819	76.6	557	56.8
______________
(1)Net Well totals in 2024, 2023 and 2022 do not include an additional 69.4, 80.4 and 66.4 net wells, respectively, from acquisitions which were already producing when acquired.

The following table summarizes our cumulative gross and net productive oil and natural gas wells by geographic area within the United States at each of December 31, 2024, 2023 and 2022. Wells are classified as oil or natural gas wells according to the predominant production stream. All of our wells in the Williston, Permian, and Uinta Basins are classified as oil wells, although they also produce natural gas and condensate. All of our wells in the Appalachian Basin are classified as natural gas wells.

	December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Williston Basin	8,278	664.0	7,981	643.7	7,487	608.0
Permian Basin	1,895	302.3	1387	207.6	818	92.8
Appalachian Basin	424	104.3	397	100.3	367	98.5
Uinta Basin	271	37.4	—	—	—	—
Total	10,868	1,108.0	9,765	951.6	8,672	799.3

As of December 31, 2024, we had an additional 485 gross (50.4 net) wells in process, meaning wells that have been spud and are in the process of drilling, completing or waiting on completion.

Leasehold Properties

          As of December 31, 2024, our principal assets included approximately 292,500 net acres located in the United States. The following table summarizes our estimated gross and net developed and undeveloped acreage by geographic area at December 31, 2024.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Williston Basin	895,223	168,906	43,545	10,303	938,768	179,209
Permian Basin	173,353	36,348	35,154	7,893	208,507	44,241
Appalachian Basin	129,077	27,333	96,088	25,810	225,165	53,143
Uinta Basin	248,354	14,525	51,876	1,382	300,230	15,907
Total:	1,446,007	247,112	226,663	45,388	1,672,670	292,500

As of December 31, 2024, approximately 84% of our total acreage was developed. All of our proved reserves are located in the United States.

Recent Acquisitions

We generally assess acreage subject to near-term drilling activities on a lease-by-lease basis because we believe each lease’s contribution to a subject spacing unit is best assessed on that basis if development timing is sufficiently clear.  Consistent with that approach, a significant portion of our acreage acquisitions involve properties that are selected by us on a lease-by-lease basis for their participation in a well expected to be spud in the near future, and the subject leases are then aggregated to complete one single closing with the transferor.  As such, we generally view each acreage assignment from brokers, landmen and other parties as involving several separate acquisitions combined into one closing with the common transferor for convenience.  However, in certain instances an acquisition may involve a larger number of leases presented by the transferors as a single package without negotiation on a lease-by-lease basis.  In those instances, we still review each lease on a lease-by-lease basis to ensure that the package as a whole meets our acquisition criteria and drilling expectations. See Note 3 to our financial statements regarding our recent acquisition activities.

Acreage Expirations

As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases.  All of our leases for undeveloped acreage summarized in the table below will expire at the end of their respective primary terms, unless we renew the existing leases, establish commercial production from the acreage or some other “savings clause” is exercised.  In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced.  While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no guarantee we can do so.  The approximate expiration of our net acres which are subject to expire between 2025 and 2029 and thereafter, are set forth below:

	Acreage Subject to Expiration
Year Ended	Gross	Net
December 31, 2025	25,763	5,743
December 31, 2026	7,886	1,902
December 31, 2027	11,907	3,074
December 31, 2028	7,457	2,138
December 31, 2029 and thereafter	4,183	2,670
Total	57,196	15,527

During 2024, we had leases expire covering approximately 4,510 net acres.  The 2024 lease expirations carried a cost of $3.8 million.  We believe that the expired acreage was not material to our capital deployed. As of December 31, 2024, we estimate that less than 1% of our proved undeveloped reserves were attributable to locations scheduled to be drilled after lease expiration.

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

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses during 2024, 2023 and 2022.

	Year Ended December 31,
(In thousands, except per Boe data)	2024	2023	2022
Depletion of Oil and Natural Gas Properties	$736,600	$482,306	$248,252
Depletion Expense (per Boe)	16.22	13.37	9.01

Research and Development

We do not anticipate performing any significant research and development under our plan of operation.

Delivery Commitments

For our properties in the Appalachian Basin, we have contractually agreed to deliver firm quantities of natural gas to certain unaffiliated third parties, which we seek to fulfill with production from existing reserves. In the event we are not able to meet these firm commitments, we are subject to deficiency payments. As a non-operator, we have limited control over the drilling of new wells and primarily rely on our third-party operating partners in this regard. The following table summarizes our total net commitments as of December 31, 2024.

(in Bcf)	Commitment Volumes
2025	3.2
Total	3.2

Item 3. Legal Proceedings

Our company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “NOG.”  The closing price for our common stock on February 18, 2025 was $35.19 per share.

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

The following graph compares the 60-month cumulative total stockholder return on our common stock since December 31, 2019, and the cumulative total returns of the Standard & Poor’s 500 Index and the SPDR S&P Oil & Gas Exploration & Production ETF for the same period. This graph tracks the performance of a $100 investment in our common stock and in each index (including reinvestment of all dividends) from December 31, 2019 to December 31, 2024.

The following table sets forth the total returns utilized to generate the foregoing graph.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Northern Oil & Gas, Inc.	100.00	37.44	88.61	136.82	171.61	179.77
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
SPDR S&P Oil & Gas Exploration & Production ETF	100.00	63.6	106.04	154.15	159.64	158.04

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Holders

As of February 18, 2025, we had 99,113,645 shares of our common stock outstanding, held by approximately 130 stockholders of record.  The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Recent Sales of Unregistered Securities

None, except to the extent previously included by the Company in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Dividend Policy

On May 6, 2021, our board of directors declared our first cash dividend on our common stock in the amount of $0.03 per share. The dividend was paid on July 30, 2021 to stockholders of record as of the close of business on June 30, 2021. Subsequently, our board of directors declared and paid incrementally higher quarterly cash dividends through the $0.42 per share cash dividend declared on August 6, 2024 and paid on October 31, 2024 to stockholders of record as of the close of business on September 27, 2024 and the $0.42 per share cash dividend declared on November 26, 2024 and paid on January 31, 2025 to stockholders of record as of the close of business on December 30, 2024. Most recently, on January 28, 2025, our board of directors declared a cash dividend on our common stock in the amount of $0.45 per share, payable on April 30, 2025 to stockholders of record as of the close of business on March 28, 2025. We have announced our intention to set our dividend policy once per year, with the potential for interim modifications driven by material changes in realized commodity prices, significant corporate actions or other events, and currently anticipate maintaining a $0.45 per share quarterly dividend throughout 2025.

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

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1, 2024 to October 31, 2024	—	$—	—	$ 135.5 million
November 1, 2024 to November 30, 2024	—	—	—	135.5 million
December 1, 2024 to December 31, 2024	723,525	36.27	693,658	110.3 million
Total	723,525	$36.28	693,658	$ 110.3 million
__________________________________

(1)Any shares purchased outside of publicly announced plans or programs represent shares surrendered in satisfaction of tax withholding obligations in connection with the vesting of restricted stock awards.
(2)On July 23, 2024, the Company’s board of directors approved and promptly announced a stock repurchase program to acquire up to $150 million of the Company’s outstanding common stock. The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and accompanying notes to financial statements appearing elsewhere in this report. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 for discussion and analysis of results of operations for the year ended December 31, 2022.

Executive Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and natural gas properties, with a core area of focus in the premier basins within the United States. Using this strategy, we had participated in 10,868 gross (1,108 net) producing wells as of December 31, 2024. As of December 31, 2024, we had leased approximately 292,500 net acres, of which approximately 84% were developed and all were located in the United States.

Our average daily production for full year 2024 was 124,108 Boe per day, and in the fourth quarter of 2024 was 131,777 Boe per day (approximately 60% oil). This represented significant growth from 2023, which was driven in large part by our substantial acquisition activities in 2023 and 2024, as described in Note 3 to our financial statements.

During 2024, we added 90.7 new net wells to production, plus an additional 69.4 net wells added from acquisitions which were already producing when acquired. We ended 2024 with 50.4 net wells in process.

Our financial and operating performance for the year ended December 31, 2024 included the following:

•Total production of 124,108 Boe per day, a 26% increase compared to 2023

•Cash flows from operations of $1.4 billion, a 19% increase compared to 2023

•Proved reserves of 378.5 MMBoe at year-end, an 11% increase compared to year-end 2023

•Grew and diversified the business through over $883.5 million in substantial bolt-on acquisitions that closed during 2024

•Grew our total quarterly common stock dividends by 10%, from $1.49 per share total during 2023 to $1.64 per share total during 2024

•Provided returns to shareholders totaling approximately $256.5 million, comprised of $162.0 million in common stock dividend payments and $94.5 million in repurchases of common stock.

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

•Interest expense.  We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings.  As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.  We capitalize a portion of the interest paid on applicable borrowings into our unproved cost pool.  We include interest expense that is not capitalized into the unproved cost pool, the amortization of deferred financing costs and bond premiums (including origination and amendment fees), commitment fees and annual agency fees as interest expense. Further, we record the settled amounts of our interest rate derivative instruments as interest expense.

•Impairment expense. Under the full cost method of accounting, the Company is required to perform a ceiling test impairment review each quarter.  The test determines a limit, or ceiling, on the book value of the Company’s oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The Company did not have any ceiling test impairment for the years ended December 31, 2024 and 2023. Average commodity prices have declined in recent months. If this downward trend continues, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline significantly, which could trigger the need for the Company to record a non-cash ceiling test impairment of its oil and gas property costs in future periods.

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

•our ability to continue to identify and acquire high-quality acreage and drilling opportunities; and

•the level of our operating expenses.

In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage and wells in the Williston, Permian, Appalachian, and Uinta Basins subjects our operating results to factors specific to these operating regions.  These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, as well as infrastructure limitations, transportation capacity, regulatory matters and other factors that may specifically affect one or more of these operating regions.

The price at which our oil production is sold typically reflects a discount to the NYMEX WTI benchmark price.  The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX Henry Hub benchmark price. Thus, our operating results are also affected by changes in the price differentials between the applicable benchmark prices and the sales prices we receive for our production.  Our average oil price differential to the NYMEX WTI benchmark price during 2024 was $3.88 per barrel, as compared to $2.83 per barrel in 2023.  Our net average realized gas price during 2024 was $2.24 per Mcf, representing a 93% realization relative to the average NYMEX Henry Hub pricing, compared to a net average realized gas price of $2.98 per Mcf during 2023, which represented 112% realization relative to average NYMEX Henry Hub pricing. Fluctuations in our oil and gas price realizations are due to several factors, such as realized pricing by basin, gathering and transportation costs, transportation methods, takeaway capacity relative to production levels, regional storage capacity, seasonal refinery maintenance, temporarily depressing demand, and in the case of gas realizations, the price of NGLs.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher commodity prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower commodity prices have generally had the opposite effect.  In addition, individual components of drilling costs can vary depending on numerous factors, such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant used. Since 2021, we have observed inflationary pressures on drilling and other operating costs due to various factors, such as higher commodity prices, labor shortages, supply chain disruptions and other factors. During 2024 and 2023, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $9.4 million and $9.5 million, respectively.

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

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows.  The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2024 and 2023.

	December 31,
	2024	2023
Average NYMEX Prices(1)
Oil (per Bbl)	$75.76	$77.61
Natural Gas (per MMbtu)	2.41	2.66
________________________

(1)Based on average NYMEX closing prices.

For 2024, the average NYMEX WTI pricing was $75.76 per barrel of oil, or 2% lower than the $77.61 average pricing in 2023. Our average realized oil price before reflecting settled oil derivatives was $71.59 per barrel of oil in 2024, as compared to $74.78 in 2023. Our average realized oil price after reflecting settled oil derivatives was $71.48 per barrel of oil in

2024, as compared to $73.88 in 2023, representing a 3% decline year-over-year. The lower average realized oil price in 2024 is due to a lower average NYMEX WTI benchmark price in 2024 compared to 2023, partially offset by a lower average loss on settled oil derivatives.

For 2024, the average NYMEX Henry Hub pricing for natural gas was $2.41 per MMbtu, or 9% lower than the $2.66 per MMbtu price in 2023. Our average realized natural gas price before reflecting settled natural gas derivatives was $2.24 per Mcf in 2024, as compared to $2.98 per Mcf in 2023. Our average realized natural gas price after reflecting settled natural gas derivatives was $3.00 per Mcf in 2024, as compared to $3.90 per Mcf in 2023, representing a 23% decline year-over-year. The lower average realized natural gas price in 2024 is due to both a lower average NYMEX Henry Hub benchmark price and lower gain on settled natural gas derivatives in 2024 compared to 2023.

We have entered into derivatives contracts to hedge commodity price risk on a portion of our future expected oil and natural gas production. For a summary as of December 31, 2024, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in Item 7A below. See also Note 12 to our financial statements.

Results of Operations for 2024 and 2023

The following table sets forth selected operating data for the periods indicated.  Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Year Ended December 31,
	2024	2023
Net Production:
Oil (MBbl)	26,511	22,013
Natural Gas (MMcf)	113,476	84,342
Total (MBoe)	45,423	36,070

Net Sales (in thousands):
Oil Sales	$1,897,857	$1,646,096
Natural Gas and NGL Sales	254,222	251,683
Gain on Settled Commodity Derivatives	83,225	57,919
Gain (Loss) on Unsettled Commodity Derivatives	(21,258)	201,331
Other Revenue	11,683	9,230
Total Revenues	2,225,729	2,166,259

Average Sales Prices:
Oil (per Bbl)	$71.59	$74.78
Effect of Loss on Settled Oil Derivatives on Average Price (per Bbl)	(0.11)	(0.90)
Oil, Net of Settled Oil Derivatives (per Bbl)	71.48	73.88

Natural Gas and NGLs (per Mcf)	2.24	2.98
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.76	0.92
Natural Gas and NGLs, Net of Settled Natural Gas and NGL Derivatives (per Mcf)	3.00	3.90

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	47.38	52.61
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	1.83	1.61
Realized Price on a Boe Basis Including Settled Commodity Derivatives	49.21	54.22

Operating Expenses (in thousands):
Production Expenses	$429,792	$347,006
Production Taxes	157,091	160,118
General and Administrative Expenses	50,463	46,801
Depletion, Depreciation, Amortization and Accretion	740,901	486,024
Other Expense	9,650	4,448

Costs and Expenses (per Boe):
Production Expenses	$9.46	$9.62
Production Taxes	3.46	4.44
General and Administrative Expenses	1.11	1.30
Depletion, Depreciation, Amortization and Accretion	16.31	13.47

Net Producing Wells at Period-End	1,108.0	951.6

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes.  In 2024, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, increased 13% from 2023, driven by a 26% increase in production volumes, partially offset by a 10% decrease in realized prices on a per Boe basis, excluding the effect of settled commodity derivatives. The lower average realized price in 2024 as compared to 2023 was driven by lower average NYMEX oil and natural gas prices in 2024 as compared to 2023, in addition to higher average oil price differentials and lower gas price realizations to the NYMEX average natural gas price in 2024 as compared to 2023.  Oil price differentials during 2024 averaged $3.88 per barrel, as compared to $2.83 per barrel in 2023. Gas price realizations in 2024 averaged 93% of the NYMEX average gas price, as compared to 112% in 2023

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Our substantial acquisition activities in 2024 and 2023 (see Note 3 to our financial statements) helped drive the 26% increase in production levels in 2024 as compared to 2023. In addition, the number of net wells we added to production (excluding acquisitions) increased by 18% in 2024 as compared to 2023, due to our growing organic acreage footprint and increased development on our properties.

Our production for the last two years is set forth in the following table:

	Year Ended December 31,
	2024	2023
Production:
Oil (MBbl)	26,511	22,013
Natural Gas and NGL (MMcf)	113,476	84,342
Total (MBoe)(1)	45,423	36,070

Average Daily Production:
Oil (MBbl)	72	60
Natural Gas (MMcf)	310	231
Total (MBoe)(1)	124	99
__________________________________

(1)Natural gas and NGLs are converted to Boe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production.  Our net result from commodity derivatives trade was a gain of $62.0 million in 2024, compared to a gain of $259.3 million in 2023.  Net gain or loss on commodity derivatives is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For 2024, we realized a gain on settled commodity derivatives of $83.2 million, compared to a $57.9 million gain in 2023.  The increased gain on settled derivatives was primarily due to a decrease in the average NYMEX oil and continued depressed NYMEX gas price in 2024 compared to 2023. The average NYMEX oil price for 2024 was $75.76 per barrel, compared to $77.61 per barrel for 2023. Further, the average NYMEX Henry Hub gas price for 2024 was 2.41 per Mcf, compared to 2.66 per Mcf for 2023.

During 2024, our derivative settlements included 10.5 million barrels of oil subject to swaps at an average settlement price of $74.93 per barrel, and we had an additional 8.9 million barrels of oil hedged subject to collars. Additionally, during 2024, our derivative settlements included 41.7 million MMBtu of natural gas subject to swaps at an average settlement price of $3.50 per MMBtu, and we had an additional 29.6 million MMBtu of natural gas hedged subject to collars.

During 2023, our derivative settlements included 8.1 million barrels of oil subject to swaps at an average settlement price of $75.19 per barrel, and we had an additional 6.3 million barrels of oil hedged subject to collars. Additionally, during 2023, our derivative settlements included 33.8 million MMBtu of gas subject to swaps at an average settlement price of $3.95 per MMBtu, and we had an additional 20.0 million MMBtu of gas hedged subject to collars. Our average realized price (including all commodity derivative cash settlements) in 2024 was $49.21 per Boe compared to $54.22 per Boe in 2023. The gain on settled commodity derivatives increased our average realized price per Boe by $1.83 and $1.61 in 2024 and 2023, respectively. The percentage of oil production hedged under our derivative contracts was 73% and 65% in 2024 and 2023, respectively.

The Company had unsettled commodity derivative losses of $21.3 million in 2024, compared to a gain of $201.3 million in 2023.  Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives.  Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date.  At December 31, 2024, all of our derivative contracts were recorded at their fair value, which was a net liability of $57.2 million, a change of $21.0 million from the $36.2 million net liability recorded as of December 31, 2023.  The increase in the net liability at December 31, 2024 as compared to December 31, 2023 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2023.  Our open commodity derivative contracts are summarized in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $429.8 million in 2024, compared to $347.0 million in 2023.  On a per unit basis, production expenses decreased 2%, from $9.62 per Boe in 2023 to $9.46 per Boe in 2024, due to higher production volumes in 2024. On an absolute dollar basis, production expenses increased 24% in 2024 compared to 2023, primarily due to a 26% increase in production volumes partially caused by an 18% increase in net wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $157.1 million in 2024, compared to $160.1 million in 2023.  As a percentage of oil and natural gas sales, our production taxes were 7.3% and 8.4% in 2024 and 2023, respectively. The fluctuation in our average production tax rate from year to year is primarily due to our oil and gas sales mix by basin and to certain out-of-period adjustments made to production taxes, as discussed under the heading “Out-of-Period Adjustments” in Note 2 to the financial statements.

General and Administrative Expenses

General and administrative expenses were $50.5 million for 2024, compared to $46.8 million for 2023. The increase in 2024 compared to 2023 was driven in part by an increase in professional fees and employee compensation to support the Company’s growth, partially offset by lower acquisition-related costs.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $740.9 million in 2024, compared to $486.0 million in 2023.  The aggregate increase in DD&A expense for 2024 compared to 2023 was driven by a 26% increase in production levels and a 21% increase in the depletion rate per Boe. The increase in depletion rate per Boe for 2024 as compared to 2023 was primarily due to a significant increase to our depletable cost base, due to the closing of several larger acquisitions in 2023 and 2024 (see Note 3 to our financial statements). The following table summarizes DD&A expense per Boe for 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change	% Change
Depletion	$16.22	$13.37	$2.85	21%
Depreciation, Amortization, and Accretion	0.09	0.10	(0.01)	(10)%
Total DD&A expense	$16.31	$13.47	$2.84	21%

Interest Expense

Interest expense, net of capitalized interest, was $157.7 million in 2024, compared to $135.7 million in 2023.  The increase in interest expense for 2024 as compared to 2023 was primarily due to higher levels of debt pursuant to borrowings to fund the Company’s acquisition activities in 2024. See Note 3 for further information.

Contingent Consideration Gain (Loss)

    In 2023, we recorded a contingent consideration gain of $10.1 million due to the change in the fair value of certain contingent consideration liabilities previously recorded pursuant to certain acquisitions of oil and natural gas properties. As of December 31, 2024, there were no remaining outstanding contingent consideration liabilities.

Income Tax Expense

During 2024, we recorded income tax expense of $160.5 million related to federal and state income taxes, as compared to $77.8 million in 2023. The effective tax rate for 2024 was 23.6% compared to an effective tax rate of 7.8% for 2023. The increase in income tax expense in 2024 is primarily due to the release of our valuation allowance during the second quarter of 2023.

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

During 2024, we repurchased and retired 2,535,391 shares of our common stock for total consideration of $95.4 million, or an average price of $37.27 per share excluding excise taxes.

We completed over $883.5 million in substantial bolt-on acquisitions that closed during 2024 (see Note 3 to our financial statements). We financed these acquisitions with a combination of credit facility borrowings, equity consideration and internally generated cash flow from operations.

As of December 31, 2024, we had outstanding total debt consisting of $690.0 million of borrowings under our Revolving Credit Facility, $705.1 million aggregate principal amount of our Senior Notes due 2028 (as defined herein), $500.0 million aggregate principal amount of our Senior Notes due 2031 (as defined herein), and $500.0 million aggregate principal amount of our Convertible Notes due 2029 (as defined herein).

As of December 31, 2024, we had total liquidity of $818.9 million, consisting of $810.0 million of committed borrowing availability under the Revolving Credit Facility and $8.9 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 88% and 87% of our total oil and gas sales in 2024 and 2023, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the years ended 2024 and 2023, we hedged approximately 73% and 65% of our crude oil production, respectively, and approximately 63% and 64% of our natural gas production, respectively. For a summary as of December 31, 2024, of our open commodity swap contracts for future periods, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below.

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

Working Capital

Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, collection of receivables, expenditures related to our development and production operations and the impact of our outstanding derivative instruments.  At December 31, 2024, we had a working capital deficit of $43.5 million, compared to a surplus of $123.6 million at December 31, 2023.  Current assets decreased by $8.7 million and current liabilities increased by $158.5 million at December 31, 2024, as compared to December 31, 2023.

The $8.7 million decrease in current assets in 2024 as compared to 2023 was primarily driven by a $29.2 million decrease in derivative instruments and a $36.9 million decrease in advances to operators, partially offset by a $19.1 million increase in accounts receivable and a $34.8 million increase in income tax receivable.

The $158.5 million increase in current liabilities in 2024 as compared to 2023 was primarily due to a $155.6 million increase in accounts payable and accrued liabilities, primarily as a result of increased development activity, and a $3.1 million increase in derivative instruments.

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

Our cash flows for the years ended December 31, 2024 and 2023 are presented below:

	Year Ended December 31,
(In thousands)	2024	2023
Net Cash Provided by Operating Activities	$1,408,663	$1,183,321
Net Cash Used for Investing Activities	(1,674,754)	(1,862,346)
Net Cash Provided by Financing Activities	266,829	684,692
Net Increase in Cash	$738	$5,667

Cash Flows from Operating Activities

Net cash provided by operating activities in 2024 was $1.4 billion, compared to $1.2 billion in 2023. This increase was driven by an increase in production volumes, partially offset by lower average realized commodity prices and higher operating and interest costs. Net cash provided by operating activities is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the year ended December 31, 2024 was a deficit of $53.9 million compared to a deficit of $106.1 million in 2023.

Cash Flows from Investing Activities

We had cash flows used in investing activities of $1.7 billion and $1.9 billion during the years ended December 31, 2024 and 2023, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  During 2024 and 2023, we added 90.7 and 76.6 net wells to production, respectively, excluding already producing wells from acquisitions.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred.  As a result, our actual cash spending is not always reflective of current levels of development activity.  For instance, during the year ended December 31, 2024, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $1.9 billion, while the actual cash spend in this regard amounted to $1.7 billion.

Development and acquisition activities are discretionary.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the years ended December 31, 2024 and 2023 are summarized in the following table:

	Year Ended December 31,
(In millions)	2024	2023
Drilling and Development Capital Expenditures	$771.3	$809.8
Acquisition of Oil and Natural Gas Properties	900.2	1,047.7
Other Capital Expenditures	3.2	3.6
Total	$1,674.6	$1,861.1

Cash Flows from Financing Activities

Net cash provided by financing activities was $266.8 million and $684.7 million for the years ended December 31, 2024 and 2023, respectively.  The cash provided by financing activities in 2024 was primarily related to $984.0 million in increased borrowings under our Revolving Credit Facility, partially offset by $455.0 million in repayments of borrowing under our Revolving Credit Facility, $94.5 million in repurchases of common stock, and $162.0 million in dividend payments to holders of our common stock.

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

Revolving Credit Facility

We have entered into a revolving credit facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto (the “Revolving Credit Facility”). The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and natural gas properties. As of December 31, 2024, the Revolving Credit Facility had a borrowing base of $1.8 billion and an elected commitment amount of $1.5 billion, and we had $690.0 million in borrowings outstanding under the facility, leaving $810.0 million in available committed borrowing capacity. See Note 4 to our financial statements for further details regarding the Revolving Credit Facility.

Senior Notes due 2028

As of December 31, 2024, we had outstanding $705.1 million aggregate principal amount of our Senior Notes due 2028. See Note 4 to our financial statements for further details regarding the Senior Notes due 2028.

Senior Notes due 2031

As of December 31, 2024, we had outstanding $500.0 million aggregate principal amount of our Senior Notes due 2031. See Note 4 to our financial statements for further details regarding the Senior Notes due 2031.

Convertible Notes due 2029

As of December 31, 2024, we had outstanding $500.0 million aggregate principal amount of our Convertible Notes. See Note 4 to our financial statements for further details regarding the Convertible Notes.

Known Contractual and Other Obligations; Planned Capital Expenditures

Contractual and Other Obligations. We have contractual commitments under our debt agreements, including interest payments and principal repayments. See Note 4 to our financial statements. We have contractual commitments that may require us to make payments upon future settlement of our commodity derivative contracts. See Note 12 to our financial statements. We have firm commitments on certain assets that we assumed in our April 2021 acquisition of natural gas properties in the Appalachian Basin. See “Item 2—Properties—Delivery Commitments” above. We have future obligations related to the abandonment of our oil and natural gas properties. See Note 9 to our financial statements. With respect to all of these items, except for our commitments under our debt agreements, we cannot determine with accuracy the amount and/or timing of such payments. Further, we have contractual commitments under a Joint Development Agreement with an unaffiliated operator to develop certain oil and natural properties in Appalachia. See Note 8 to our financial statements.

Planned Capital Expenditures. For 2025, we are budgeting approximately $1.05 billion to $1.20 billion in total planned capital expenditures, including development expenditures and our smaller day-to-day acquisition activity, which we refer to as our “ground game” acquisition activity. As of December 31, 2024, we had incurred $331.0 million in capital expenditures that were included in accounts payable and accrued liabilities, and we estimate that we were committed to an additional approximately $376.9 million in development capital expenditures not yet incurred for wells we had elected to participate in. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our Revolving Credit Facility. The foregoing excludes larger acquisitions, which are typically not included in our annual capital expenditure budget. See also “Capital Requirements” below.

Capital Stock and Debt Security Repurchases. In May 2022, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock. In July 2024, the Company’s board of directors terminated the prior stock repurchase program, and approved a new stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock. The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions. During the year ended December 31, 2024 the Company repurchased 2,535,391 shares of its common stock under the stock repurchase programs at a total cost of $95.4 million (including commissions and $0.9 million in excise tax). The Company may in the future engage in similar transactions.

The amount, timing and allocation of capital expenditures are largely discretionary and subject to change based on a variety of factors.  If oil, natural gas and NGL prices decline below our acceptable levels, or costs increase above our acceptable levels, we may choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow.  We may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive.  We will carefully monitor and may adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing and joint venture opportunities, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, fluctuations in service costs, contractual obligations, internally generated cash flow and other factors both within and outside our control.  For additional information on the impact of changing prices and market conditions on our financial position, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.  Based on current conditions and expectations, we are not budgeting for any significant change in per well drilling and completion and other associated costs in 2025 compared to 2024.

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

Oil and Natural Gas Reserves

The determination of depreciation, depletion and amortization expense as well as impairments that are recognized on our oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves attributable to our properties.  Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment.  For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of oil and natural gas and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change.  Approximately 27% of our proved oil and gas reserve volumes are categorized as proved undeveloped reserves. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserve, future cash flows from our reserves, and future development of our proved undeveloped reserves.

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

Our third-party independent reserve engineers, Cawley, audited 100% of our estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2024. Our estimates of proved reserves quantities were prepared in accordance with the rules promulgated by the SEC. In connection with our external petroleum engineers performing their independent reserve audits, we furnish them with the following information that they review: (1) technical support data, (2) technical analysis of geologic and engineering support information, (3) economic and production data and (4) our well ownership interests.

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

Capitalized amounts except unproved costs are depleted using the units of production method.  The depletion expense per unit of production is the ratio of the sum of our unamortized historical costs and estimated future development costs to our proved reserve volumes.  Estimation of hydrocarbon reserves relies on professional judgment and use of factors that cannot be precisely determined.  Subsequent reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting periods.  For the year ended December 31, 2024, our average depletion expense per unit of production was $16.22 per Boe.

To the extent the capitalized costs in our full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the sum of the present value (using a 10% discount rate and based on 12-month/SEC oil and natural gas prices) of the estimated future net cash flows from our proved oil and natural gas reserves and the capitalized cost associated with our unproved properties, we would have a non-cash ceiling impairment. Such impairment costs would be charged to operations as a reduction of the carrying value of oil and natural gas properties.  The risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are depressed, even if the low prices are temporary.  In addition, capitalized ceiling impairment charges may occur if we experience poor drilling results or if estimations of our proved reserves are substantially reduced.  A capitalized ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and stockholders’ equity.  Once recognized, a ceiling impairment charge to oil and natural gas properties cannot be reversed at a later date.

At December 31, 2024, we performed an impairment review using prices that reflect an average of 2024’s monthly prices as prescribed pursuant to the SEC’s guidelines.  We did not record any full cost impairment expense for the years ended December 31, 2024 or 2023. Average commodity prices have declined in recent months. If this downward trend continues, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline significantly, which could trigger the need for the Company to record a non-cash ceiling test impairment of its oil and gas property costs in future periods.

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

All derivative positions are carried at their fair value in the balance sheet and are marked-to-market at the end of each period.  Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses on unsettled derivatives, are aggregated and recorded to gain (loss) on derivative instruments, net on the statements of operations rather than as a component of accumulated other comprehensive income or other income (expense).  The resulting cash flows from derivatives are reported as cash flows from operating activities. See Note 12 to our financial statements for a description of the derivative contracts.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and other factors.  Historically, the markets for oil and natural gas have been volatile, and we believe these markets will likely continue to be volatile in the future.  The prices we receive for our production depend on numerous factors beyond our control.  Our revenue generally would have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices. See “Item 2. Properties - Proved Reserves Sensitivity by Price Scenario” for estimates of how a change in oil and gas prices from the 2024 SEC Case to the $60 Flat Case would reduce our proved reserves volumes and the PV-10 value thereof while the $80 Flat Case would increase our proved reserves volumes and the PV-10 value thereof.

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

The following table summarizes our open crude oil derivative contracts as of December 31, 2024, by fiscal quarter.

Crude Oil Contracts
	Swaps(1)		Collars
Contract Period	Volume (MBbls)	Weighted Average Price ($/Bbl)	Volume Ceiling (MBbls)	Volume Floor (MBbls)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Floor Price ($/Bbl)

2025:
Q1	3,176	$74.58	2,303	1,890	$78.25	$69.68
Q2	2,696	74.27	2,503	2,019	77.45	69.41
Q3	2,338	73.29	2,305	1,818	77.43	69.15
Q4	2,294	73.07	2,279	1,791	77.55	69.15
2026:
Q1	264	$70.38	1,326	894	$74.41	$66.15
Q2	267	70.31	1,340	904	74.41	66.15
Q3	270	70.24	1,355	914	74.41	66.15
Q4	270	70.15	1,355	914	74.41	66.15
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

The following table summarizes our open natural gas derivative contracts as of December 31, 2024, by fiscal quarter.

Natural Gas Contracts
	Swaps(1)		Collars
Contract Period	Volume (MMBTU)	Weighted Average Price ($/MMBTU)	Volume Ceiling (MMBTU)	Volume Floor (MMBTU)	Weighted Average Ceiling Price ($/MMBTU)	Weighted Average Floor Price ($/MMBTU)

2025:
Q1	6,675,000	$3.45	10,086,417	10,086,417	$4.98	$3.12
Q2	3,220,000	3.46	9,691,297	9,691,297	4.71	3.11
Q3	3,375,000	3.52	9,327,569	9,327,569	4.73	3.11
Q4	3,210,000	3.67	8,228,723	8,228,723	4.86	3.11
2026:
Q1	2,230,000	$3.86	5,828,249	5,828,249	$5.06	$3.09
Q2	2,145,000	3.69	6,024,706	6,024,706	5.06	3.09
Q3	1,840,000	3.78	6,024,706	6,024,706	5.06	3.09
Q4	1,370,000	3.76	4,304,642	4,304,642	4.97	3.09
2027:
Q1	155,000	$3.20	890,000	890,000	$3.83	$3.00
Q2	—	—	920,000	920,000	3.83	3.00
Q3	—	—	920,000	920,000	3.83	3.00
Q4	—	—	610,000	610,000	3.83	3.00
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

NGL Contracts
	Swaps
Contract Period	Volume (BBL)	Weighted Average Price ($/BBL)

2025:
Q1	—	$—
Q2	4,550	37.03
Q3	29,900	36.39
Q4	66,700	36.75
2026:
Q1	92,250	$36.00
Q2	106,925	33.32
Q3	96,600	33.03
Q4	80,500	33.32
2027:
Q1	65,250	$32.30
Q2	59,150	30.73
Q3	57,500	30.69
Q4	52,900	30.87

Interest Rate Risk

Our long-term debt as of December 31, 2024 was comprised of borrowings that contain fixed and floating interest rates. Our Senior Notes, and Convertible Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement (see Note 4 to our financial statements).

From time to time, the Company may use interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The following table summarizes our open interest rate derivative contracts as of December 31, 2024.

Fixed Rate Swap Agreements (in thousands)
	Swaps
Contract Period	Notional Amount	Fixed Rate	Floating Benchmark
October 1, 2024 - October 1, 2026	$25,000	3.423%	USD-SOFR CME

Changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at December 31, 2024 would cost us approximately $6.9 million in additional annual interest expense.

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

As of December 31, 2024, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our Company’s internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Northern Oil & Gas, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Northern Oil & Gas, Inc. (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 20, 2025

Item 9B. Other Information

(a)    None.

(b)    During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

During the quarter ended December 31, 2024, the Company did not adopt or terminate a “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Certain information required by this Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2025, which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2024.  Except for those portions specifically incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

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

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.

Information About Our Executive Officers

Our executive officers, their ages and offices held are as follows:

Name	Age	Positions
Nicholas O’Grady	46	Chief Executive Officer
Chad Allen	43	Chief Financial Officer
Adam Dirlam	41	President
Erik Romslo	47	Chief Legal Officer & Secretary
James Evans	41	Chief Technical Officer

Nicholas O’Grady has served as our Chief Executive Officer since January 2020 and has served as a member of the Company’s board of directors since December 2024. Prior to that, he served as our Chief Financial Officer from June 2018 to September 2019, and as our Chief Financial Officer & President from September 2019 to December 2019. Mr. O’Grady has approximately two decades of finance experience, both as an investment banker and as a principal investor. Mr. O’Grady began his career in the Natural Resources investment banking group at Bank of America. Later moving to the hedge fund industry, he worked at firms such as Highbridge Capital Management. Prior to joining our company, he worked as a senior credit analyst and portfolio manager at Hudson Bay Capital Management from September 2014 to May 2018, where he focused on energy-related equities, public credit, private and direct investments. Previously, he worked as a portfolio manager at

Bluecrest Capital Management from November 2013 to June 2014, and at Sigma Capital Management from April 2012 to October 2013. Mr. O’Grady holds a bachelor’s degree in both history and economics from Bowdoin College.

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

Erik Romslo has served as our Chief Legal Officer and Secretary since January 2020. Prior to that, he served as our General Counsel and Secretary from October 2011 to December 2019 and as an Executive Vice President from January 2013 to December 2019. Prior to joining our company, Mr. Romslo practiced law in the Minneapolis office of Faegre Drinker Biddle & Reath LLP (formerly Faegre & Benson LLP), from 2005 until 2011, where he was a member of the Corporate group.  Prior to joining Faegre, Mr. Romslo practiced law in the New York City office of Fried, Frank, Harris, Shriver & Jacobson LLP.  Mr. Romslo holds a bachelor’s degree from St. Olaf College and a law degree from the New York University School of Law.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Amended and Restated 2018 Equity Incentive Plan	445,050	(1)	—	2,334,317
Equity compensation plans not approved by security holders	—		—	—
Total	445,050		$—	2,334,317

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

2
Financial Statement Schedules
All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the financial statements or notes thereto.

(b)            Exhibits:

Exhibit No.	Description	Reference
2.1*	Purchase and Sale Agreement between Northern Oil and Gas, Inc., Midland-Petro D.C. Partners, LLC, and Collegiate Midstream LLC, dated as of October 18, 2022	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2022
2.2*	First Amendment to Purchase and Sale Agreement between Northern Oil and Gas, Inc., Midland-Petro D.C. Partners, LLC, and Collegiate Midstream LLC, dated as of December 13, 2022	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 9, 2023
2.3*	Second Amendment to Purchase and Sale Agreement between Northern Oil and Gas, Inc., Midland-Petro D.C. Partners, LLC, and Collegiate Midstream LLC, dated as of January 5, 2023	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 9, 2023
2.4*	Acquisition and Cooperation Agreement, dated as of June 14, 2023, by and between Earthstone Energy Holdings, LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2023
2.5*	Acquisition and Cooperation Agreement, dated as of June 27, 2024, by and between SM Energy Company and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.2 to SM Energy Company’s Current Report on Form 8-K (File No. 001-31539) filed with the Securities and Exchange Commission on June 28, 2024
2.6*	Purchase and Sale Agreement, dated as of June 27, 2024, by and among XCL AssetCo, LLC, XCL Marketing, LLC, Wasatch Water Logistics, LLC, XCL Resources, LLC and XCL SandCo, LLC, as seller, SM Energy Company, as purchaser, and Northern Oil and Gas, Inc. (solely for the purposes of ratifying certain provisions therein)	Incorporated by reference to Exhibit 10.1 to SM Energy Company’s Current Report on Form 8-K (File No. 001-31539) filed with the Securities and Exchange Commission on June 28, 2024
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc. dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc. dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc. dated May 23, 2024	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2024
3.4	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2023
4.1	Description of Northern Oil and Gas, Inc. Capital Stock	Filed herewith
4.2	Indenture, dated February 18, 2021, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.125% Senior Note due 2028)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
4.3	First Supplemental Indenture, dated November 15, 2021, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2021

4.4	Indenture, dated October 14, 2022, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 3.625% Convertible Senior Note due 2029)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2022
4.5	Indenture, dated May 15, 2023, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.750% Senior Note due 2031)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2023
10.1	Letter Agreement, dated July 21, 2017, by and between Northern Oil and Gas, Inc. and Bahram Akradi	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017
10.2	Registration Rights Agreement, dated as of May 15, 2018, among Northern Oil and Gas, Inc. and the holders party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.3	Registration Rights Agreement, dated September 17, 2018, between Pivotal Williston Basin, LP, Pivotal Williston Basin II, LP, and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
10.4	Registration Rights Agreement, dated October 1, 2018, by and between WR Operating LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2018
10.5#	Amended and Restated Employment Agreement, dated December 29, 2023, between Northern Oil and Gas, Inc. and Nicholas O’Grady	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024
10.6#	Second Amended and Restated Employment Agreement, dated December 29, 2023, between Northern Oil and Gas, Inc. and Adam Dirlam	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024
10.7#	Second Amended and Restated Employment Agreement, dated December 29, 2023, between Northern Oil and Gas, Inc. and Erik Romslo	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024
10.8#	Second Amended and Restated Employment Agreement, dated December 29, 2023, between Northern Oil and Gas, Inc. and Chad Allen	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024
10.9#	Second Amended and Restated Employment Agreement, dated December 29, 2023, between Northern Oil and Gas, Inc. and James Evans	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024
10.10#	Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023
10.11#	Form of Restricted Stock Award Agreement (Time-Based Single Trigger) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.12#	Form of Restricted Stock Award Agreement (Time-Based Double Trigger) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.13#	Form of Restricted Stock Award Agreement (Performance-Based Employees) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.14#	Form of Restricted Stock Award Agreement (Performance-Based Directors) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.15#	Form of 2022 Performance Equity Award Agreement under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2023
10.16#	Form of December 2023 Performance-Based Restricted Stock Unit Award Agreement (Compound Annualized TSR) under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2024

10.17#	Form of December 2023 Performance-Based Share Appreciation Award Agreement under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2024
10.18#	Form of December 2023 Time-Based Restricted Stock Award Agreement under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2024
10.19#	Form of December 2023 Performance-Based Restricted Stock Unit Award Agreement (Relative TSR) under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024
10.20#	Form of August 2024 Performance-Based Restricted Stock Unit Award Agreement (Compound Annualized TSR) under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2024
10.21#	Form of August 2024 Performance-Based Restricted Stock Unit Award Agreement (Relative TSR) under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2024
10.22	Third Amended and Restated Credit Agreement, dated as of June 7, 2022, among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2022
10.23	First Amendment to the Third Amended and Restated Credit Agreement among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, dated November 10, 2022	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2022
10.24	Second Amendment to the Third Amended and Restated Credit Agreement among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, dated August 2, 2023	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2023
10.25	Third Amendment to the Third Amended and Restated Credit Agreement among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, dated April 29, 2024	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2024
10.26	Form of Capped Call Confirmation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2022
19.1	Northern Oil and Gas, Inc. Insider Trading Policy	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith
23.2	Consent of Cawley, Gillespie & Associates, Inc.	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97	Northern Oil and Gas, Inc. Clawback Policy	Incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2024
99.1	Report of Cawley, Gillespie & Associates	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL	Filed herewith
*    Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits to the SEC upon its request.
#    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORTHERN OIL AND GAS, INC.

Date:	February 20, 2025	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer; Principal Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Nicholas O’Grady	Chief Executive Officer, Principal Executive Officer & Director	February 20, 2025
Nicholas O’Grady

/s/ Chad Allen	Chief Financial Officer, Principal Financial & Accounting Officer	February 20, 2025
Chad Allen

*	Director	February 20, 2025
Bahram Akradi

*	Director	February 20, 2025
Lisa Bromiley

*	Director	February 20, 2025
Ernie Easley

*	Director	February 20, 2025
Michael Frantz

*	Director	February 20, 2025
William Kimble

*	Director	February 20, 2025
Jack King

*	Director	February 20, 2025
Stuart Lasher

*	Director	February 20, 2025
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

By /s/ Nicholas O’Grady Nicholas O’Grady Attorney-in-fact

NORTHERN OIL AND GAS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Northern Oil & Gas, Inc.
Opinion on the Financial Statements

We have audited the accompanying balance sheets of Northern Oil & Gas, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Proved Oil and Natural Gas Properties – Oil and Natural Gas Reserves and the Impact to Full Cost Ceiling Test Impairment Calculation (“Ceiling Test”) – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company follows the full cost method of accounting for crude oil and natural gas operations. Therefore, the Company’s proved oil and natural gas properties are depleted using the units-of-production method based upon production. The Company’s proved oil and natural gas properties are evaluated for impairment at least quarterly in accordance with accounting principles generally accepted in the United States of America and SEC guidelines. The ceiling test involves a comparison of net capitalized costs to the sum of the present value of the estimated future net cash flows from the Company’s oil and natural gas properties. The estimation of the Company’s oil and natural gas reserves quantities and the related future net cash flows requires management to make significant estimates and assumptions since, as a non-operator, the Company has limited visibility into the timing of future production quantities associated with the five-year development plan. The Company’s oil and natural gas reserve quantities and the related future net cash flows are audited by its third-party independent reserve engineers. Changes in these estimates, assumptions, or engineering data involve judgments which could have a significant impact on the depletion calculation and proved oil and natural gas properties impairment evaluation.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s significant judgments and assumptions regarding oil and natural gas reserve quantities and the related future net cash flows associated with the five-year development plan included the following, among others:

•We tested the operating effectiveness of controls related to the Company’s estimation of oil and natural gas reserve quantities and the related future net cash flows, including controls related to the five-year development plan.

•We evaluated the reasonableness of the future production quantities and the related future net cash flows associated with management’s five-year development plan by comparing to:

◦Historical conversions of proved undeveloped oil and natural gas reserves into proved developed oil and natural gas reserves.
◦Internal communications to management and the Board of Directors.
◦Authorization and approval for expenditures.
◦External information regarding the ability of the operators of the oil and natural gas properties to develop proved undeveloped reserves considering current and forecasted liquidity of the operators obtained from publicly available information, level of drilling activity by operators in areas where the Company holds leasehold interests, and length of time required to drill and complete wells.
◦Company’s expected availability of capital relative to the five-year development plan.

•We evaluated the Company’s estimates of future production volumes by completing a retrospective comparison to historical production.

•We evaluated the estimate of operating costs used in the forecast at year-end and compared to historical operating costs.

•We evaluated the experience, qualifications, and objectivity of the Company’s engineers responsible for the auditing of the reserve estimates and assumptions and engineering data. We made inquiries of those reserve engineers regarding the process utilized and judgments made to audit the Company’s estimates of oil and natural gas reserves.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 20, 2025

We have served as the Company’s auditor since 2018.

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS

(In thousands, except par value and share data)	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and Cash Equivalents	$8,933	$8,195
Accounts Receivable, Net	389,673	370,531
Advances to Operators	12,291	49,210
Prepaid Expenses and Other	5,271	2,489
Derivative Instruments	46,525	75,733
Income Tax Receivable	38,050	3,249
Total Current Assets	500,743	509,407

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	10,307,376	8,428,518
Unproved	42,702	36,785
Other Property and Equipment	8,197	8,069
Total Property and Equipment	10,358,275	8,473,372
Less – Accumulated Depreciation, Depletion and Impairment	(5,276,105)	(4,541,808)
Total Property and Equipment, Net	5,082,170	3,931,563

Derivative Instruments	9,832	10,725
Acquisition Deposit	—	17,094
Other Noncurrent Assets, Net	11,077	15,466

Total Assets	$5,603,822	$4,484,255

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$202,866	$192,672
Accrued Liabilities	290,792	147,943
Accrued Interest	25,992	26,219
Derivative Instruments	19,915	16,797
Other Current Liabilities	4,705	2,130
Total Current Liabilities	544,270	385,761

Long-term Debt, Net	2,369,294	1,835,554
Derivative Instruments	93,606	105,831
Deferred Tax Liability	228,038	68,488
Asset Retirement Obligations	45,907	38,203
Other Noncurrent Liabilities	2,272	2,741

Total Liabilities	$3,283,387	$2,436,578

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $0.001; 270,000,000 authorized; 99,113,645 shares outstanding at 12/31/2024 135,000,000 authorized; 100,761,148 shares outstanding at 12/31/2023	501	503
Additional Paid-In Capital	1,877,416	2,124,963
Retained Earnings (Deficit)	442,518	(77,790)
Total Stockholders’ Equity	2,320,435	2,047,676
Total Liabilities and Stockholders’ Equity	$5,603,822	$4,484,255
___________
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	December 31,
(In thousands, except share and per share data)	2024	2023	2022
Revenues
Oil and Gas Sales	$2,152,079	$1,897,779	$1,985,798
Gain (Loss) on Commodity Derivatives, Net	61,967	259,250	(415,262)
Other Revenue	11,682	9,230	—
Total Revenues	2,225,728	2,166,259	1,570,535

Operating Expenses
Production Expenses	429,792	347,006	260,676
Production Taxes	157,091	160,118	158,194
General and Administrative Expenses	50,463	46,801	47,201
Depletion, Depreciation, Amortization and Accretion	740,901	486,024	251,272
Other Expenses	9,650	4,448	—
Total Operating Expenses	1,387,897	1,044,397	717,343

Income From Operations	837,831	1,121,862	853,192

Other Income (Expense)
Interest Expense, Net of Capitalization	(157,717)	(135,664)	(80,331)
Gain (Loss) on Unsettled Interest Rate Derivatives, Net	263	(1,017)	993
Gain on the Extinguishment of Debt, Net	—	659	810
Contingent Consideration Gain	—	10,107	1,859
Other Income	440	4,795	(185)
Total Other Income (Expense)	(157,014)	(121,120)	(76,854)

Income Before Income Taxes	680,817	1,000,742	776,338

Income Tax Expense	160,509	77,773	3,101

Net Income	$520,308	$922,969	$773,237

Cumulative Preferred Stock Dividend	—	—	(9,803)

Premium on Repurchase of Preferred Stock	—	—	(35,731)

Net Income Attributable to Common Stockholders	$520,308	$922,969	$727,703

Net Income Per Common Share – Basic	$5.21	$10.09	$9.26
Net Income Per Common Share – Diluted	$5.14	$10.03	$8.92
Weighted Average Common Shares Outstanding – Basic	99,852,539	91,483,687	78,557,216
Weighted Average Common Shares Outstanding – Diluted	101,267,625	92,060,947	86,675,365

_________
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	December 31,
(In thousands)	2024	2023	2022
Cash Flows From Operating Activities
Net Income	$520,308	$922,969	$773,237
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	740,901	486,024	251,272
Amortization of Debt Issuance Costs	9,411	8,096	4,975
Gain on Extinguishment of Debt	—	(659)	(810)
Amortization of Bond Premium on Long-term Debt	(1,143)	(1,475)	(2,125)
Loss on the Sale of Other Property & Equipment	—	—	185
Deferred Income Taxes	159,550	76,858	(571)
Unrealized (Gain) Loss on Derivative Instruments	20,995	(200,314)	(41,180)
Gain on Contingent Consideration	—	(10,107)	(1,859)
Share-Based Compensation Expense	11,969	5,660	5,656
Other	558	2,404	2,038
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(17,367)	(101,317)	(74,904)
Prepaid and Other Expenses	(1,498)	(474)	(720)
Accounts Payable	(4,409)	(15,236)	(338)
Accrued Liabilities	8,168	9,154	9,955
Accrued Interest	(227)	1,738	3,607
Settlement Difference for Asset Retirement Obligations	(3,752)	—	—
Income Tax Receivable	(34,801)	—	—
Net Cash Provided By Operating Activities	1,408,663	1,183,321	928,418

Cash Flows From Investing Activities
Acquisitions of and Capital Expenditures on Oil and Natural Gas Properties	(1,691,720)	(1,844,040)	(1,355,197)
Acquisition Deposit	17,094	(17,094)	(43,000)
Purchases of Other Property and Equipment	(128)	(1,212)	(4,579)
Net Cash Used For Investing Activities	(1,674,754)	(1,862,346)	(1,402,777)

Cash Flows From Financing Activities
Advances on Revolving Credit Facility	984,000	998,224	1,260,000
Repayments on Revolving Credit Facility	(455,000)	(1,156,224)	(996,000)
Purchase of Capped Call	—	—	(36,100)
Issuance of Convertible Notes	—	—	482,971
Issuance of Senior Notes	—	492,840	—
Repurchase of Senior Notes	—	(18,436)	(24,907)
Debt Issuance Costs Paid	(1,917)	(11,896)	(7,388)
Issuance of Common Stock	—	514,749	—
Common Stock Dividends Paid	(161,969)	(123,945)	(51,602)
Repurchases of Common Stock	(94,497)	(8,004)	(54,502)
Repurchase of Preferred Stock	—	—	(81,236)
Preferred Stock Dividends Paid	—	—	(21,664)
Restricted Stock Surrenders - Tax Obligations	(3,788)	(2,616)	(2,206)
Net Cash Provided By Financing Activities	266,829	684,692	467,367

Net Increase (Decrease) in Cash and Cash Equivalents	738	5,667	(6,992)
Cash and Cash Equivalents – Beginning of Period	8,195	2,528	9,519
Cash and Cash Equivalents – End of Period	$8,933	$8,195	$2,528
______________
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

(In thousands, except share data)	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
December 31, 2021	77,341,921	$479	2,218,732	$2	$1,988,649	$(1,773,996)	$215,135
Issuance of Common Stock	125,789	—	—	—	—	—	—
Restricted Stock Forfeitures	(2,615)	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	5,873	—	5,873
Restricted Stock Surrenders - Tax Obligations	(89,620)	—	—	—	(2,206)	—	(2,206)
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	—	—	—	—	17,870	—	17,870
Preferred Conversion	7,376,739	7	(1,643,732)	(2)	(6)	—	—
Repurchases of Common Stock	(1,909,097)	(2)	—	—	(54,500)	—	(54,502)
Purchase of Capped Calls	—	—	—	—	(36,100)	—	(36,100)
Repurchases of Preferred Stock	—	—	(575,000)	(1)	(81,236)	—	(81,236)
Preferred Stock Dividends	—	—	—	—	(21,664)	—	(21,664)
Common Stock Warrant Exchange Agreement - Reliance Warrants	2,322,690	2	—	—	(2)	—	—
Common Stock Dividends Declared	—	—	—	—	(71,148)	—	(71,148)
Net Income	—	—	—	—	—	773,237	773,237
December 31, 2022	85,165,807	$487	—	$—	$1,745,532	$(1,000,759)	$745,260
Issuance of Common Stock	468,268	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	5,994	—	5,994
Equity Offerings, net of Issuance Costs	15,122,500	15	—	—	514,734	—	514,749
Restricted Stock Surrenders - Tax Obligations	(98,052)	—	—	—	(2,616)	—	(2,616)
Repurchases of Common Stock	(287,751)	—	—	—	(8,004)	—	(8,004)
Restricted Stock Forfeitures	(13,404)	—	—	—	(54)		(54)
Common Stock Warrant Exchange Agreement - Veritas Warrants	403,780	—	—	—	—	—	—
Deferred Taxes Related to Capped Calls	—	—	—	—	8,370	—	8,370
Common Stock Dividends Declared	—	—	—	—	(138,992)	—	(138,992)
Net Income	—	—	—	—	—	922,969	922,969
December 31, 2023	100,761,148	$503	—	$—	$2,124,963	$(77,790)	$2,047,676
Issuance of Common Stock	225,773	—	—	—	—	—	—
Restricted Stock Forfeitures	(424)	—	—	—	(2)	—	(2)
Share Based Compensation	—	—	—	—	11,971	—	11,971
Restricted Stock Surrenders - Tax Obligations	(101,415)	—	—	—	(3,788)	—	(3,788)
Acquisitions of Oil and Natural Gas Properties	107,657	—	—	—	3,737	—	3,737
Issuance of Common Stock in Exchange for Warrants	656,297	—	—	—	—	—	—
Repurchases of Common Stock	(2,535,391)	(2)	—	—	(95,439)	—	(95,441)
Common Stock Dividends Declared	—	—	—	—	(164,026)	—	(164,026)
Net Income	—	—	—	—	—	520,308	520,308
December 31, 2024	99,113,645	$501	—	$—	$1,877,416	$442,518	$2,320,435
___________
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

Northern Oil and Gas, Inc. (the “Company,” “NOG,” “our” and words of similar import), a Delaware corporation, is an independent energy company engaged as a non-operator in the acquisition, exploration, development and production of oil and natural gas properties in the United States, primarily in the Williston Basin, the Permian Basin, the Appalachian Basin, and the Uinta Basin.  The Company’s common stock trades on the New York Stock Exchange under the symbol “NOG”.

The Company’s principal business is crude oil and natural gas exploration, development, and production in the United States.  The Company’s primary strategy is investing in non-operated minority working and mineral interests in oil and natural gas properties, with a core area of focus in four premier basins within the United States.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Out-of-Period Adjustments

During the year ended December 31, 2024, the Company identified certain errors in its previously issued financial statements that have now been corrected through cumulative out-of-period adjustments in the financial statements as of and for the year ended December 31, 2024. The errors relate, primarily, to improper classifications of income taxes withheld by the state of New Mexico, from January 2021 through June 2024, that were recorded as production tax expense. As a result, the Company recorded an out-of-period adjustment of approximately $32.1 million in the year ended December 31, 2024 to record an income tax receivable, offset by a reduction in production taxes. Further, in the year ended December 31, 2024, the Company recorded an out-of-period adjustment of approximately $6.7 million to income tax expense, offset by an increase in deferred tax liabilities. These errors understated net income for the fiscal years ended December 31, 2023, 2022, and 2021, by approximately $9.3 million, $11.2 million, and $0.5 million, respectively. Management considered qualitative and quantitative factors and concluded the out-of-period adjustments are immaterial to 2024 and each of the applicable periods.

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

The allowance for doubtful accounts was $4.0 million and $4.0 million as of December 31, 2024 and 2023, respectively.

The Company did not have any accounts receivable balances recorded in Other Noncurrent Assets, Net as of December 31, 2024. Conversely, as of December 31, 2023, the Company included accounts receivable of $2.4 million in Other Noncurrent Assets, Net due to their long-term nature.

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

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to seven years.  Expenditures for replacements, renewals, and betterment are capitalized.  Maintenance and repairs are charged to operations as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized costs are summarized as follows for the years ended December 31, 2024, 2023 and 2022, respectively:

	December 31,
(In thousands)	2024	2023	2022
Capitalized Certain Payroll and Other Internal Costs	$788	$1,036	$1,045
Capitalized Interest Costs	2,383	2,999	3,365
Total	$3,172	$4,036	$4,410

As of December 31, 2024, the Company held leasehold and other oil and gas interests in the United States in the Williston Basin, Permian Basin, Appalachian Basin and Uinta Basin.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the years ended December 31, 2024, 2023 and 2022, there were no property sales that resulted in a significant alteration.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the net book value of the oil and natural gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling.  The oil and natural gas properties, net balance was $5.1 billion as of December 31, 2024. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing twelve-month unweighted average of the first-day-of-

the-month price, adjusted for any contract provisions or financial derivatives designated as hedges for accounting purposes, if any, that hedge the Company’s oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded in the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties.  If the net book value, including related deferred taxes, exceeds the ceiling, a non-cash ceiling impairment is required.

The Company did not have any ceiling test impairment for the years ended December 31, 2024, 2023 and 2022. Impairment charges affect the Company’s reported net income but do not reduce the Company’s cash flow. Average commodity prices have declined in recent months. If this downward trend continues, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline significantly, which could trigger the need for the Company to record a non-cash ceiling test impairment of its oil and gas property costs in future periods.

The Company computes the provision for depletion of oil and natural gas properties using the unit-of-production method based upon production and estimates of proved reserve quantities. Unproved costs and related carrying costs are excluded from the depletion base until the properties associated with these costs are evaluated for reserves. The following table presents depletion and depletion per BOE sold of the Company’s proved oil and natural gas properties for the periods presented:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Depletion of Proved Oil and Natural Gas Properties	$736,600	$482,306	$248,252
Depletion per BOE Produced	$16.22	$13.37	$9.01

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are included in the depletion calculation.  Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate.  The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period.  The costs of unproved properties are withheld from the depletion base until such time as they are evaluated for reserves.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the years ended December 31, 2024, 2023 and 2022, unproved properties of $3.8 million, $5.2 million, and $8.7 million, respectively, were impaired.

Asset Retirement Obligations

The Company records a liability equal to the fair value of the estimated cost to retire an asset upon initial recognition.  The asset retirement liability is recorded in the period in which the obligation meets the definition of a liability.  When the liability is initially recorded, the Company increases the carrying amount of oil and natural gas properties by an amount equal to the original liability.  The liability is accreted to its present value each period, and the capitalized cost is added to the full cost pool and is subject to depletion. Upon settlement of the liability or the sale of the well, the liability is relieved.  These liability amounts may change because of changes in asset lives, estimated costs of abandonment or legal or statutory remediation requirements. Any variances between the liabilities recorded and the actual cost incurred to retire the assets is recorded as an adjustment to accumulated amortization of the full cost pool.

Business Combinations

The Company accounts for its acquisitions that qualify as a business using the acquisition method. Under the acquisition method, assets acquired and liabilities assumed are recognized and measured at their fair values. The use of fair value accounting requires the use of significant judgment since some transaction components do not have fair values that are readily determinable. The excess, if any, of the purchase price over the net fair value amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Conversely, if the fair value of assets acquired exceeds the purchase price, including liabilities assumed, the excess is immediately recognized in earnings as a gain on bargain purchase.

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

The Company’s disaggregated revenue has two primary sources: oil sales and natural gas and NGL sales. Substantially all of the Company’s oil and natural gas sales come from four operating areas in the United States: the Williston Basin, the Permian Basin, the Appalachian Basin, and the Uinta Basin. The following tables present the disaggregation of the Company’s oil revenues and natural gas and NGL revenues for the years ended December 31, 2024, 2023 and 2022.

	Twelve Months Ended December 31,
(In thousands)	2024	2023	2022
Oil Sales	$1,897,857	$1,646,096	$1,474,610
Natural Gas and NGL Sales	254,222	251,683	511,188
Total	$2,152,079	$1,897,779	$1,985,798

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the exploration, development and production activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operation could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the years ended December 31, 2024, 2023 and 2022, the Company’s top four operators made up 38%, 38% and 39%, respectively, of total oil and natural gas sales.

The Company faces concentration risk due to the fact that substantially all of its oil and natural gas revenue is sourced from a limited number of geographic areas of operations. As a result, the Company is disproportionately exposed to risks that affect one or more of those areas in the Williston Basin, the Permian Basin, the Appalachian Basin, and the Uinta Basin.

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

Reportable Segment Information

The Company has one reportable segment, which is engaged in the acquisition, exploration, development and production of crude oil and natural gas in the United States. All of the Company’s oil and natural gas sales come from customers in the United States. The segment’s revenues are primarily derived from our interests in the sales of crude oil and natural gas production. The Company’s chief operating decision maker (“CODM”) is our chief executive officer, who manages the Company’s business activities as a single operating and reporting segment.

The accounting policies of the one reportable segment are the same as those described in the summary of significant accounting policies. The CODM uses net income, as reported in our statement of operations, to measure segment profit or loss, assess performance, and make strategic capital resources allocations. The measure of segment assets is reported on our balance sheet as total assets. The significant expense categories regularly provided to the CODM are the expenses as noted on the face of the statements of operations.

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

Income Taxes

The Company’s income tax expense, deferred tax assets and deferred tax liabilities reflect management’s best assessment of estimated current and future taxes to be paid.  The Company estimates for each interim reporting period the effective tax rate expected for the full fiscal year and uses that estimated rate in providing for income taxes on a current year-to-date basis.  The Company’s only taxing jurisdictions are the United States and the states in which we operate.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.  In projecting future taxable income, the Company begins with historical results and incorporates assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences.  The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage its businesses.

Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some components or all of the benefits of deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company recorded valuation allowances of $1.8 million and $1.9 million, respectively, against certain of the Company’s deferred tax assets.

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

The Company recognizes derivative instruments as assets or liabilities in the balance sheets, measured at fair value and marked-to-market at the end of each period.  Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to gain (loss) on derivative instruments, net in the statements of operations.  See Note 12 for a description of the open derivative contracts into which the Company has entered.

Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at the date of hire. The plan allows eligible employees to make pre-tax contributions up to 100% of their annual compensation, not to exceed annual limits established by the federal government. The Company offers matching contributions to its employees’ retirement funds. Employees are 100% vested in the employer contributions upon receipt.

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

Supplemental Cash Flow Information

The following table reflects the Company’s supplemental cash flow information for the years ended December 31, 2024, 2023 and 2022:

	December 31,
(In thousands)	2024	2023	2022
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$152,061	$128,943	$74,933
Cash Paid During the Period for Income Taxes	332	3,826	3,672

Non-cash Investing Activities:
Capital Expenditures on Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	330,977	236,314	163,059
Capitalized Asset Retirement Obligations	8,028	5,413	3,917
Contingent Consideration	—	—	11,966
Compensation Capitalized on Oil and Natural Gas Properties	786	280	218
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	—	—	17,870
Accrued Liabilities From Acquisitions of Oil and Natural Gas Properties	—	5,168	—
Issuance of Common Stock - Acquisitions of Oil and Natural Gas Properties	3,737	—	—

Non-cash Financing Activities:
Common Stock Dividends Declared, but not paid	42,156	40,496	19,546
Issuance of Common Stock for Preferred Stock Exchange	—	—	36,627
Issuance of Common Stock Warrants - Acquisitions of Oil and Natural Gas Properties	—	—	17,870
Issuance of Common Stock in Exchange for Warrants	23,338	13,328	76,904
Repurchases of Common Stock - Excise Tax	944	—	—

Recently Adopted and Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued accounting standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Recently Adopted Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the Company to expand the breadth and frequency of segment disclosures to include additional information about significant segment expenses, the chief operating decision maker (CODM) and other items, and also require the annual disclosures on an interim basis. This guidance is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU 2023-07 as of December 31, 2024 with no significant impact on its financial statements and related disclosures.

Recently Issued Accounting Pronouncements:

In November 2024, the FASB issued ASU 2024-04 Debt - Debt With Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments. The objective of the standard is to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt with Conversion and Other Options. This standard will affect entities that settle convertible debt instruments for which the conversion privileges are changed to induce conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of the new standard on its financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The objective of the standard is to provide disaggregated information about a public business entity’s expenses to help investors better understand the components of an entity’s expenses, which should enable investors to better assess an entity’s prospects for future cash flows. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption is expected to enhance the Company's Notes to the Financial Statements. The Company is currently evaluating the impact the new standard will have on its financial statements and related disclosures.

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

2024 Acquisitions

In addition to the closing of the Delaware Acquisition, the Point Acquisition and the XCL Acquisition (each as defined below), during 2024, the Company acquired oil and natural gas properties through a number of smaller independent transactions for a total of $53.1 million.

Delaware Acquisition

In January 2024, the Company completed its acquisition of certain oil and natural gas properties, interests and related assets in the Delaware Basin from a private seller, effective as of November 1, 2023 (the “Delaware Acquisition”).

The total consideration paid to the seller at closing included 107,657 shares of common stock and $147.8 million in cash, a portion of which was funded by a $17.1 million deposit paid at signing in November 2023.

The results of operations from the date of the Delaware Acquisition through December 31, 2024 represented approximately $43.4 million of revenue and $17.6 million of income from operations.

The Company accounted for the Delaware Acquisition as a business combination. Accordingly, transaction costs of approximately $0.6 million were included in general and administrative expense in the Company’s statements of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$151,912
Total assets acquired	151,912
Asset retirement obligations	(380)
Net assets acquired	$151,531

Fair value of consideration paid for net assets:
Cash consideration	$147,794
Non-cash consideration	$3,737
Total fair value of consideration transferred	$151,531

Point Acquisition

In September 2024, the Company completed its acquisition of certain oil and natural gas properties located in the Delaware Basin from Point Energy Partners, LLC (“Point”), effective as of April 1, 2024 (the “Point Acquisition”). At closing, the Company acquired a 20% undivided working interest in the assets sold by Point, with Vital Energy, Inc., an unaffiliated third party, acquiring the other 80% and becoming the operator of the acquired assets.

The total consideration paid to the seller at closing, net to the Company, was $205.1 million in cash, a portion of which was funded by a $22.0 million acquisition deposit paid in July 2024. As a result of customary post-closing adjustments, the Company reduced its proved oil and natural gas properties and total consideration by $7.2 million subsequent to closing.

The Company accounted for the Point Acquisition as an asset acquisition, as substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets. Accordingly, approximately $2.8 million transaction costs were capitalized to the full cost pool of the oil and natural gas properties acquired.

XCL Acquisition

In October 2024, the Company completed its acquisition of certain oil and natural gas properties in the Uinta Basin from XCL Resources, LLC and certain affiliated entities (“XCL”), effective as of May 1, 2024 (the “XCL Acquisition”). At closing, the Company acquired a 20% undivided working interest in the assets sold by XCL, with SM Energy Company, an unaffiliated third party, acquiring the other 80% and becoming the operator of the acquired assets.

The total consideration paid to the seller at closing, net to the Company, was $511.3 million in cash, a portion of which was funded by a $25.5 million acquisition deposit paid in June 2024.

The Company accounted for the XCL Acquisition as an asset acquisition, as substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets. Accordingly, approximately $9.4 million transaction costs were capitalized to the full cost pool of the oil and natural gas properties acquired.

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

MPDC Acquisition

In January 2023, the Company completed its acquisition (the “MPDC Acquisition”) of certain oil and natural gas properties, interests and related assets from Midland Petro D.C. Partners, LLC and Collegiate Midstream LLC (collectively, “MPDC”), effective as of August 1, 2022. At closing, the Company acquired a 39.958% working interest in MPDC’s four-unit development project in the Permian Midland Basin, which includes an interest in gathering assets associated with the project.

The total consideration at closing was $319.9 million in cash. As a result of customary post-closing adjustments, the Company reduced its proved oil and natural gas properties and total consideration by $8.2 million subsequent to closing.

The results of operations from the date of the MPDC Acquisition through December 31, 2023, represented approximately $157.0 million of revenue and $102.3 million of income from operations. The Company accounted for the MPDC Acquisition as a business combination. Accordingly, transaction costs of approximately $3.5 million were included in general and administrative expense in the Company’s statements of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

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

The results of operations from the date of the Forge Acquisition through December 31, 2023, represented approximately $46.0 million of revenue and $29.3 million of income from operations. The Company accounted for the Forge Acquisition as a business combination. Accordingly, transactions costs of approximately $2.3 million were included in general and administrative expense in the Company’s statements of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

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

The results of operations from the date of the Novo Acquisition through December 31, 2023, represented approximately $78.5 million of revenue and $40.9 million of income from operations. The Company accounted for the Novo Acquisition as a business combination. Accordingly, transaction costs of approximately $4.6 million were included in general and administrative expense in the Company’s statement of operations. The following table reflects the fair values of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$474,417
Total assets acquired	474,417
Asset retirement obligations	(813)
Accrued Liabilities	(5,168)
Net assets acquired	$468,436

Fair value of consideration paid for net assets:
Cash consideration	$468,436
Total fair value of consideration transferred	$468,436

Pro Forma Information

The following summarized unaudited pro forma statements of operations information for the years ended December 31, 2024 and December 31, 2023 provides summarized information for the acquisitions accounted for as business combinations. The information provided assumes that the acquisitions accounted for as business combinations occurred as of January 1, 2023. The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisitions as of January 1, 2023, or that would be attained in the future.

	Year Ended December 31,	Year Ended December 31,
(In thousands)	2024	2023
Total Revenues	$2,228,937	$2,518,537
Net Income	$520,816	$1,240,032

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

Unproved properties not being amortized comprise approximately 45,388 net acres and 25,880 net acres of undeveloped leasehold interests at December 31, 2024 and 2023, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other unproved properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired and transferred into the full cost pool.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.   The following is a summary of capitalized costs excluded from depletion at December 31, 2024 by year incurred.

	December 31,
(In thousands)	2024	2023	2022	Prior Years
Property Acquisition	$23,563	$1,217	$8,828	$9,094
Total	$23,563	$1,217	$8,828	$9,094

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

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	December 31, 2024
(In thousands)	Principal Balance	Premium/ (Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$690,000	$—	$—	$690,000
Senior Notes due 2028	705,108	6,346	(7,097)	704,357
Convertible Notes due 2029	500,000	—	(11,780)	488,220
Senior Notes due 2031	500,000	(5,712)	(7,571)	486,717
Total	$2,395,108	$634	$(26,448)	$2,369,294

	December 31, 2023
	Principal Balance	Premium/ (Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$161,000	$—	$—	$161,000
Senior Notes due 2028	705,108	8,376	(9,366)	704,117
Convertible Notes due 2029	500,000	—	(14,214)	485,786
Senior Notes due 2031	$500,000	$(6,600)	$(8,749)	$484,651
Total	$1,866,108	$1,776	$(32,330)	$1,835,554

_______________

(1)Debt issuance costs related to the Company’s Revolving Credit Facility of $9.0 million and $10.6 million as of December 31, 2024 and 2023, are recorded in “Other Noncurrent Assets, Net” in the balance sheets.

Revolving Credit Facility

In June 2022, the Company entered into a Third Amended and Restated Credit Agreement (as amended, modified, or supplemented through the date of this filing, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent and collateral agent (“Agent”), and the lenders from time to time party thereto, which amended and restated the Company’s prior revolving credit facility that was entered into in November 2019. The Revolving Credit Facility is scheduled to mature on June 7, 2027.

The Revolving Credit Facility is comprised of revolving loans and letters of credit and is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and natural gas properties. As of December 31, 2024, the borrowing base was $1.8 billion and the aggregate elected commitment amount was $1.5 billion. The Company’s borrowing availability under the Revolving Credit Facility is set at the lesser of the borrowing base and the elected commitment amount. The borrowing base will be redetermined semiannually on or around April 1 and October 1, with one interim “wildcard” redetermination available to each of the Company and the Agent (acting at the direction of the lenders holding at least two-thirds of commitments and loans outstanding under the Revolving Credit Facility) between scheduled redeterminations. Upon an acquisition of oil and natural gas properties with an aggregate value exceeding 5% of the borrowing base, the Company may request an additional redetermination. The Company has the option to seek commitments for term loans, which such term loans (if obtained) are capped at the least of (i) the borrowing base minus the aggregate elected commitment amount minus the then-outstanding principal amount of term loans, (ii) the aggregate elected commitment amount minus the then-outstanding principal amount of term loans and (iii) $500.0 million. Such term loans are subject to certain other terms of the Revolving Credit Facility.

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

The Revolving Credit Facility contains customary events of default and certain positive and negative covenants. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) the Net Leverage Ratio shall be no more than 3.50 to 1.00, and (ii) the Current Ratio shall not be less than 1.00 to 1.00. The Company was in compliance with all applicable covenants as of December 31, 2024.

The Company’s obligations under the Revolving Credit Facility are secured by mortgages on not less than 90% of the value of proven reserves associated with the oil and natural gas properties included in the determination of the borrowing base. Additionally, the Company entered into a Guaranty and Collateral Agreement in favor of the Agent for the secured parties, pursuant to which the Company’s obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets.

Senior Notes due 2028

In February 2021, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (the “2028 Notes Indenture”), pursuant to which the Company issued $550.0 million in aggregate principal amount of 8.125% senior notes due 2028 (the “Original 2028 Notes”). In November 2021, the Company issued an additional $200.0 million aggregate principal amount of 8.125% senior notes due 2028 (the “Additional 2028 Notes” and, together with the Original 2028 Notes, the “Senior Notes due 2028”). The proceeds of the Senior Notes due 2028 were used primarily to refinance existing indebtedness, and for general corporate purposes.

During 2022, the Company repurchased and retired $25.8 million in aggregate principal amount of the Senior Notes due 2028 in open market transactions for a total of $24.9 million in cash, plus accrued interest. During 2023, the Company repurchased and retired $19.1 million in aggregate principal amount of the Senior Notes due 2028 in open market transactions for a total of $18.4 million in cash, plus accrued interest. As of December 31, 2024, the Company’s liability under the 2028 Notes Indenture was approximately $705.1 million.

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

If a Change of Control Triggering Event (as defined in the 2028 Notes Indenture) occurs, each holder of Senior Notes due 2028 may require the Company to repurchase all or any part of that holder’s Senior Notes due 2028 for cash at a price equal to 101% of the aggregate principal amount of the Senior Notes due 2028 repurchased, plus any accrued and unpaid interest on the Senior Notes due 2028 repurchased to, but excluding, the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date on or prior to the date of purchase).

The 2028 Notes Indenture contains customary events of default and certain affirmative and negative covenants. As of December 31, 2024, the Company was in compliance with all applicable covenants.

Convertible Notes due 2029

In October 2022, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (the “Convertible Notes Indenture”), pursuant to which the Company issued $500.0 million in aggregate principal amount of 3.625% convertible senior notes due 2029 (the “Convertible Notes”). The proceeds of the Convertible Notes were used to refinance existing indebtedness and for other general corporate purposes. The Convertible Notes mature on April 15, 2029, unless earlier repurchased, redeemed or converted. The Convertible Notes accrue interest at a rate of 3.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year.

Before October 16, 2028, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after October 16, 2028, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of its common stock. However, upon conversion of any Convertible Notes, the conversion value, which will be determined over a period of 40 trading days, will be paid in cash up to at least the principal amount of the Convertible Notes being converted. The initial conversion rate was 26.3104 shares of common stock per $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $38.01 per share of common stock. The conversion rate and conversion price are subject to customary anti-dilution and other adjustments upon the occurrence of certain events. As of December 31, 2024, the conversion rate was 26.8485 shares of common stock per $1,000 principal amount of Convertible Notes, which represented a conversion price of approximately $37.25 per share of common stock. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

The Convertible Notes have customary provisions relating to the event of default and certain affirmative and negative covenants. As of December 31, 2024, the Company was in compliance with all applicable covenants.

Capped Call Transactions

In October 2022, in connection with the Convertible Notes offering described above, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the Convertible Notes and/or their respective affiliates and/or other financial institutions. The Company paid $36.1 million in total consideration to enter into the Capped Call Transactions. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, the number of shares of common stock initially underlying the Convertible Notes. The Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions was initially approximately $52.17 per share of common stock, which represents a premium of 75% over the last reported sale price of the common stock of $29.81 per share on October 11, 2022, and is subject to certain customary adjustments under the terms of the Capped Call Transactions. As of December 31, 2024, the cap price of the Capped Call Transactions was approximately $51.12 per share of common stock.

Senior Notes due 2031

In May 2023, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (the “2031 Notes Indenture” and, together with the 2028 Notes Indenture, the “Senior Notes Indentures”) pursuant to which the Company issued $500.0 million in aggregate principal amount of the Company’s 8.750% senior notes due 2031 (the “Senior Notes due 2031” and, collectively with the Senior Notes Due 2028, the “Senior Notes”). The proceeds of the Senior Notes due 2031 were used primarily to refinance existing indebtedness, and for general corporate purposes.

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

The 2031 Notes Indenture contains customary provisions relating to the event of default and certain affirmative and negative covenants. As of December 31, 2024, the Company was in compliance with all applicable covenants.

NOTE 5     COMMON AND PREFERRED STOCK

Common Stock

On May 23, 2024, the Company filed an amendment to its certificate of incorporation, which was effective upon filing, to increase the number of authorized shares of common stock, par value $0.001 per share, from 135,000,000 to 270,000,000, as approved by the Company’s stockholders at the 2024 Annual Meeting of Stockholders on May 23, 2024. As of December 31, 2024 and 2023, the Company had 99,113,645 and 100,761,148 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, the Company had zero shares of preferred stock issued and outstanding.

2024 Activity

Common Stock

During the year ended December 31, 2024, 101,415 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with the vesting of their restricted stock awards.  The total value of these shares surrendered, based on the market prices on the dates the shares were surrendered, was approximately $3.8 million.

During the year ended December 31, 2024, the Company issued 656,297 shares of common stock in exchange for the surrender and cancellation of outstanding warrants to purchase common stock, which immediately prior to their cancellation were exercisable for an aggregate of approximately 1,223,963 shares of common stock at an exercise price of $26.33 per share.

During the year ended December 31, 2024, the Company issued 107,657 shares of its common stock as partial consideration for the Delaware Acquisition (see Note 3).

During the year ended December 31, 2024, the Company issued 225,773 shares of its common stock to executive officers, employees, and directors as stock-based compensation (see Note 6).

During the year ended December 31, 2024, the Company repurchased 2,535,391 shares of its common stock for total consideration of approximately $95.4 million (including commissions and $0.9 million in excise tax).

During the year ended December 31, 2024, 424 shares of the Company’s stock, previously issued as stock-based compensation, were forfeited by former employees of the Company upon separation.

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

In November 2024, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.42 per share. The dividend was paid on January 31, 2025 to stockholders of record as of the close of business on December 30, 2024.

Subsequent to December 31, 2024, in January 2025, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.45 per share. The dividend is payable on April 30, 2025, to stockholders on record as of the close of business on March 28, 2025.

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

During the year ended December 31, 2024, the Company repurchased 2,535,391 shares of its common stock for $95.4 million (including commissions and $0.9 million in excise tax) under the stock repurchase program. During the year ended December 31, 2023, the Company repurchased 287,751 shares of its common stock under the stock repurchase program at a total cost of $8.0 million.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION AND WARRANTS

Stock-Based Compensation

The Company maintains the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) for the purpose of making equity-based awards to employees, directors and other eligible persons. As of December 31, 2024, there were 2,779,367 shares available for future awards or settlement of awards under the 2018 Plan.

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

Service-Based RSAs

During 2024, 2023 and 2022, the Company granted 225,773, 468,268 and 125,789 shares, respectively, of service-based RSAs to executive officers, employees and directors under the 2018 Equity Plan. The weighted average grant date fair value of service-based RSAs was $36.15 per share, $35.19 per share and $26.34 per share for the years ended December 31, 2024, 2023, and 2022, respectively.

The following table reflects the outstanding service-based RSAs and activity related thereto for the year ended December 31, 2024:

	Service-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2023	497,722	$27.45
Shares granted	225,773	36.15
Shares forfeited	(424)	35.41
Shares vested	(265,695)	29.40
Outstanding at December 31, 2024	457,376	$35.36

At December 31, 2024, there was $12.0 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 1.3 years. For the years ended December 31, 2024, 2023 and 2022, the total fair value of the Company’s restricted stock awards vested was $8.0 million, $6.2 million and $4.6 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the compensation expenses associated with these awards were $7.5 million, $6.0 million and , $5.9 million respectively.

In April 2022, the Company granted performance equity awards under its 2022 executive compensation program to certain executive officers. The awards were subject to both service and market conditions. In January 2023, the market conditions were met. Accordingly, the Company issued 74,220 restricted shares of common stock in settlement of these awards, with service-based vesting over three years. These shares are included in the table above since only the service conditions remain.

Performance Equity Awards

The following table reflects the outstanding RSUs that are subject to market conditions linked to TSR (“TSR Awards”) and activity related thereto for the year ended December 31, 2024:

	TSR Awards
	Number of Units	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2023	83,710	$44.49
Units granted	204,280	36.57
Units forfeited	—	—
Units vested	—	—
Outstanding at December 31, 2024	287,990	$38.87

For the years ended December 31, 2024, 2023 and 2022, the compensation expenses associated with these awards were $3.0 million, $0.0 million and nil, respectively. As of December 31, 2024, the unrecognized compensation expenses for these awards were $8.2 million, which will be amortized over the remaining performance period.
In December 2023, the Company also granted performance equity awards, in the form of SARs. The final payout (if any) will be a dollar amount, which may be settled in cash, shares or a combination of both at the Company’s option. The Company plans to settle the SARs Awards that were granted in 2023 with shares. For the year ended December 31, 2024 and 2023, the compensation expenses associated with these awards were $1.5 million and $0.0 million. As of December 31, 2024, the unrecognized compensation expenses for these awards were $4.5 million, which will be amortized over the remaining performance period.

The Company used Monte Carlo simulation models, described above, to estimate (i) the fair value of the TSR Awards that were granted in 2023 and 2024 based on the expected outcome of the Company’s absolute TSR as well as TSR relative to the defined peer group and (ii) the fair value of the SARs Awards that were granted in 2023 based on the expected outcome of the Company’s market capitalization appreciation rate. The Company used the following key assumptions in its Monte Carlo simulation models: (a) risk-free rates ranging from 1.7% to 4.2%, (b) dividend yield ranging from nil to 4.3%, and (c) expected volatility ranging from 56.4% to 72.3%.

Warrants

In January 2022, as partial consideration for the purchase of certain oil and natural gas properties, the Company issued warrants to purchase 1,939,998 shares of the Company’s common stock at an exercise price equal to $28.30 per share (subject to certain anti-dilution adjustments) (the “Warrants”).

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

The following table reflects the outstanding warrants and activity related thereto for the year ended December 31, 2024:

Warrants
	Number of Warrants	Weighted-average Exercise Price
Outstanding at December 31, 2023	1,223,963	$26.33
Issued	—	—
Anti-Dilution Adjustments for Common Stock Dividends	—	—
Exercised	—	—
Cancelled	(1,223,963)	26.33
Expired	—	—
Outstanding at December 31, 2024	—	$—

NOTE 7     RELATED PARTY TRANSACTIONS

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

NOTE 8     COMMITMENTS & CONTINGENCIES

Litigation

The Company is engaged in various proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including, but not limited to, court rulings, negotiations between affected parties and governmental intervention.  Based upon the information available to the Company and discussions with legal counsel, it is the Company’s opinion that the outcome of the various legal actions and claims that are incidental to its business will not have a material impact on the Company’s financial position, results of operations or cash flows.  Such matters, however, are subject to many uncertainties, and the outcome of any matter is not predictable with assurance.

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

Delivery Commitments

As of December 31, 2024, the Company had certain agreements associated with the Company’s Appalachian Basin properties which require the Company to deliver firm quantities of natural gas to certain third parties, which we seek to fulfill with products from existing reserves. In the event we are not able to meet these firm commitments, we are subject to deficiency payments.

The estimable future commitments under these volume commitment agreements as of December 31, 2024 are as follows:

(in Bcf)	Commitment Volumes
2025	3.2
Total	3.2

The Company recognizes any deficiency payments in the period in which the under-delivery takes place pursuant to the agreements and the related liability has been incurred. For the years ended December 31, 2024, 2023 and 2022, the Company made deficiency payments totaling $4.2 million, $8.9 million and $8.5 million, respectively. These amounts are recognized in operating expenses in the Company’s Statements of Operations. The amount and timing of any such deficiency payments that may be incurred in the future cannot be accurately estimated.

Joint Development Agreement

In December 2024, the Company entered into a Joint Development Agreement (“JDA”) with an operator to jointly develop certain natural gas and NGL properties in the Appalachian Basin. Pursuant to the JDA, the Company is required to participate in and fund a share of total development capital expenses for wells spud during calendar year 2025. The Company’s total capital commitment for wells spud in calendar year 2025 is expected to not exceed $160.0 million for a 15% working interest.

NOTE 9     ASSET RETIREMENT OBLIGATIONS

The Company has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities.  Initially, the fair value of a liability for an asset retirement obligation (“ARO”) is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.  The liability is accreted to its present value each period, and the capitalized cost is included in the full cost pool, subject to depletion.  If the liability is settled for an amount other than the recorded amount, an adjustment to the full cost pool is recognized.  The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded during the years ended December 31, 2024 and 2023.

	December 31,
(in thousands)	2024	2023
Beginning Asset Retirement Obligations	$39,889	$33,082
Liabilities Incurred During the Period	8,342	4,394
Revision of Estimates	3,672	1,019
Accretion of Discount on Asset Retirement Obligations	2,852	2,395
Liabilities Settled During the Period	(5,558)	(1,001)
Ending Asset Retirement Obligations	$49,197	$39,889

The table below sets forth the short term and long term asset retirement obligation balances as of the years ended December 31, 2024 and 2023.

	December 31,
(in thousands)	2024	2023
Asset Retirement Obligations - Current Liabilities	$3,290	$1,686
Asset Retirement Obligations - Noncurrent Liabilities	45,907	38,203
Ending Asset Retirement Obligations	$49,197	$39,889

The short term asset retirement obligation balance is reported in Other Current Liabilities in the Company’s balance sheets.

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

The income tax provision (benefit) for the years ended December 31, 2024, 2023, and 2022 consists of the following:

(In thousands)	2024	2023	2022
Current
Federal	$—	$—	$—
State	959	915	3,101
Deferred
Federal	145,224	209,168	164,453
State	14,402	22,035	20,627
Valuation Allowance	(76)	(154,345)	(185,080)
Total Tax Expense	$160,509	$77,773	$3,101

The following is a reconciliation of the reported amount of income tax expense for the years ended December 31, 2024, 2023, and 2022 to the amount of income tax expenses that would result from applying the statutory rate to pretax income (loss).

(In thousands)	2024	2023	2022
Income Before Taxes and NOL	$680,817	$1,000,742	$776,338
Federal Statutory Rate	21.00%	21.00%	21.00%
Taxes Computed at Federal Statutory Rates	143,026	210,156	163,031
State Tax, Net of Federal Taxes	14,985	24,769	20,270
Other True-Up Adjustments	6,998	(3,527)	3,532
Perm Differences	(4,424)	720	1,347
Valuation Allowance	(76)	(154,345)	(185,080)
Reported Tax Expense	$160,509	$77,773	$3,101

A valuation allowance is established to reduce deferred tax assets if it is determined that it is more likely than not that the related tax benefit will not be realized. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary. During 2024, in evaluating whether it was more likely than not that the Company’s net deferred tax assets were realized through future net income, management considered all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies. Based on all the evidence available, at December 31, 2024 and December 31, 2023 the Company recorded valuation allowances of $1.8 million and $1.9 million, respectively.

At December 31, 2024, the Company had a NOL carryforward for federal income tax purposes of $447.2 million, which is net of the IRC Section 382 limitation, and gross state NOL carryforwards of $646.0 million. The determination of the state NOL carryforwards is dependent upon apportionment percentages, state income tax rates, and state laws that can change from year to year and that can thereby impact the amount of the deferred tax asset related to such carryforwards. If unutilized, all of the federal net operating losses will expire from 2031 to 2037, except for $325.3 million of federal net operating losses that have an indefinite life. If unutilized, all of the state net operating losses will expire from 2024 to 2043, except for $179.8 million of state net operating losses that have an indefinite life.

The significant components of the Company’s deferred tax assets (liabilities) were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Net Operating Loss (NOLs) and Tax Credit Carryforwards	$117,035	$146,039
Share Based Compensation	477	864
Accrued Interest	1,005	1,006
Allowance for Doubtful Accounts	2,293	927
Crude Oil and Natural Gas Properties and Other Properties	(434,486)	(278,993)
Interest Carryforwards	68,926	43,328
Derivative Instruments	13,181	8,386
Other	5,337	11,836
Total Net Deferred Tax Liabilities Before Valuation Allowance	(226,232)	(66,607)

Valuation Allowance	(1,806)	(1,881)

Total Net Deferred Tax Liabilities	$(228,038)	$(68,488)

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2024, 2023 and 2022, the Company did not recognize any interest or penalties in its statements of operations, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2024 and 2023 relating to unrecognized benefits.

The tax years 2024, 2023, 2022 and 2021 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject. Additionally, NOLs from 2012-2024 could be adjusted in the future when such NOLs are utilized.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and 2023.

	Fair Value Measurements at
	December 31, 2024 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$46,365	$—
Commodity Derivatives – Noncurrent Assets	—	9,729	—
Commodity Derivatives – Current Liabilities	—	(19,915)	—
Commodity Derivatives – Noncurrent Liabilities	—	(93,606)	—
Interest Rate Derivatives – Current Assets	—	160	—
Interest Rate Derivatives – Noncurrent Assets	—	103	—
Total	$—	$(57,164)	$—

	Fair Value Measurements at
	December 31, 2023 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$75,733	$—
Commodity Derivatives – Noncurrent Assets	—	10,725	—
Commodity Derivatives – Current Liabilities	—	(16,797)	—
Commodity Derivatives – Noncurrent Liabilities	—	(105,831)	—
Total	$—	$(36,169)	$—

Commodity Derivatives. The Level 2 instruments presented in the tables above include commodity derivative instruments (see Note 12).  The fair value of the Company’s commodity derivative instruments is determined based upon future prices, volatility and time to maturity, among other things.  Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of commodity derivative contracts is reflected in the balance sheet.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Interest Rate Derivatives. The Level 2 instruments presented in the tables above include interest rate derivative instruments (see Note 12).  The fair value of the Company’s interest rate derivative instruments is determined based upon contracted notional amounts, active market-quoted interest yield curves, and time to maturity, among other things. Counterparty statements are utilized to determine the value of the interest rate derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of interest rate derivative contracts is reflected in the balance sheets.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Fair Value of Other Financial Instruments

The carrying amounts of cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments.

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s Senior Notes due 2028, Convertible Notes due 2029 and Senior Notes due 2031 was $713.9 million, $588.0 million, and $517.5 million, respectively, at December 31, 2024. These fair values are based on market quotes that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the SOFR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The initial measurement of AROs at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the AROs liability is deemed to use Level 3 inputs.  AROs incurred and acquired during the year ended December 31, 2024 were approximately $8.3 million.

The Company issued common stock warrants in January 2022 as a part of the purchase consideration for certain oil and natural gas properties acquired by the Company. Upon issuance, the Warrants granted holders the right to purchase 1,939,998 shares of the Company’s common stock at an exercise price equal to $28.30 per share (subject to certain adjustments), generally exercisable from April 27, 2022 until January 27, 2029. A portion of the Warrants were surrendered and cancelled in March 2023, and the remaining Warrants were surrendered and cancelled in March 2024, in each case in exchange for shares of common stock. See Note 6. The fair value of the Warrants consideration was determined by utilizing an Option Pricing Model. These non-recurring fair value measurements are primarily determined using inputs that are observable or can be corroborated by observable market data (Level 2 inputs).

For all transactions accounted for as business combinations, the Company uses the acquisition method of accounting. In those instances, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company’s acquisitions of oil and natural gas properties accounted for under the business combination method of accounting during the years ended December 31, 2024 and 2023, and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the years ended December 31, 2024 and 2023.

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

All derivative instruments are recorded in the Company’s balance sheets as either assets or liabilities measured at their fair value (see Note 11).  The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes.  If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in the fair value are recognized in the Company’s statements of operations as a gain or loss on derivative instruments.  Mark-to-market gains and losses represent changes in fair values of derivative instruments that have not been settled.  The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty.  These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

The Company has master netting agreements on individual derivative instruments with certain counterparties and therefore the current asset and liability are netted in the balance sheet and the non-current asset and liability are netted in the balance sheet for contracts with these counterparties.

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our statements of operations:

	Year ended December 31,
(In thousands)	2024	2023	2022
Cash Received (Paid) on Settled Derivatives	$83,225	$57,919	$(455,450)
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	(21,258)	201,331	40,187
Gain (Loss) on Commodity Derivatives, Net	$61,967	$259,250	$(415,262)

The following table summarizes open commodity derivative positions as of December 31, 2024, for commodity derivatives that were entered into through December 31, 2024, for the settlement period presented:

	2025	2026	2027	2028
Oil:
NYMEX WTI - Swaps:
Volume (Bbl)	10,503,662	1,069,557	—	—
Weighted Average Price ($/Bbl)	$73.88	$70.27	$—	$—
WTI NYMEX - Swaptions(1):
Volume (Bbl)	10,506,950	4,883,550	—	640,500
Weighted Average Price ($/Bbl)	$73.45	$70.91	$—	$70.00
ARGUS WTI MIDLAND CMA DIFF - Swaps:
Volume (Bbl)	10,951,776	4,358,291	—	—
Weighted Average Price ($/Bbl)	$0.96	$1.05	$—	$—
WTI NYMEX - Call Options(1):
Volume (Bbl)	4,346,420	4,526,365	3,102,500	366,000
Weighted Average Price ($/Bbl)	$80.36	$70.65	$82.94	$80.00
Brent ICE - Call Options(1):
Volume (Bbl)	—	—	—	316,590
Weighted Average Price ($/Bbl)	$—	$—	$—	$80.00
NYMEX WTI - Collars:
Collar Put Volume (Bbl)	7,518,539	3,626,842	—	—
Collar Call Volume (Bbl)	9,389,462	5,376,557	—	—
Weighted Average Floor Price ($/Bbl)	$69.35	$66.15	$—	$—
Weighted Average Ceiling Price ($/Bbl)	$77.67	$74.41	$—	$—

Natural Gas:
NYMEX Henry Hub - Swaps:
Volume (MMBtu)	16,480,000	7,585,000	155,000	—
Weighted Average Price ($/MMBtu)	$3.51	$3.77	$3.20	$—
Henry Hub NYMEX - Swaptions(1):
Volume (MMBtu)	27,970,000	10,035,000	23,790,000	—
Weighted Average Price ($/MMBtu)	$4.06	$4.15	$3.98	$—
WAHA Basis - Swap:
Volume (MMBtu)	22,218,000	18,250,000	3,650,000	—
Weighted Average Price ($/MMBtu)	$(0.89)	$(0.84)	$(0.78)	$—
WAHA Index - Swap:
Volume (MMBtu)	22,125,000	18,560,000	4,890,000	—
Weighted Average Price ($/MMBtu)	$—	$—	$0.01	$—
TETCO M2 Basis - Swap:
Volume (MMBtu)	19,145,000	2,755,000	—	—
Weighted Average Price ($/MMBtu)	$(0.92)	$(0.93)	$—	$—
TCO Basis - Swap:
Volume (MMBtu)	1,825,000	—	—	—
Weighted Average Price ($/MMBtu)	$(0.87)	$—	$—	$—

Henry Hub NYMEX - Call Options(1):
Volume (MMBtu)	12,207,700	3,239,500	35,523,000	6,700,000
Weighted Average Price ($/MMBtu)	$3.73	$6.00	$5.97	$4.50
NYMEX Henry Hub - Collars:
Collar Put Volume (MMBtu)	37,334,006	22,182,303	3,340,000	—
Collar Call Volume (MMBtu)	37,334,006	22,182,303	3,340,000	—
Weighted Average Floor Price ($/MMBtu)	$3.11	$3.09	$3.00	$—
Weighted Average Ceiling Price ($/MMBtu)	$4.82	$5.04	$3.83	$—

NGL:
OPIS - Swaps:
Volume (Bbl)	101,150	376,275	234,800	—
Weighted-Average Price ($/Bbl)	$36.65	$33.90	$31.19	$—
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

Interest Rate Derivative Instruments

At times, the Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The settlement of derivative instruments is recognized as a component of interest expense in the statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the statements of operations. The following table summarizes our open interest rate derivative contracts as of December 31, 2024.

Fixed Rate Swap Agreements
	Swaps
Contract Period	Notional Amount	Fixed Rate	Floating Benchmark
October 1, 2024 - October 1, 2026	$25,000,000	3.423%	USD-SOFR CME

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at December 31, 2024 and 2023, respectively.  Certain amounts may be presented on a net basis in the financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

(In thousands)		December 31, Estimated Fair Value
Type of Commodity	Balance Sheet Location	2024	2023
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$49,031	$61,323
Commodity Basis Swap Contracts	Current Assets	21,419	4,487
Commodity Price Swaptions Contracts	Current Assets	5,398	—
Commodity Price Collar Contracts	Current Assets	46,839	36,619
Commodity Price Call Option Contracts	Current Assets	2,289	17,964
Commodity Price Put Option Contracts	Current Assets	—	664
Interest Rate Swap Contracts	Current Assets	160	—
Commodity Price Swap Contracts	Noncurrent Assets	8,710	16,621
Commodity Basis Swap Contracts	Noncurrent Assets	16,513	1,874
Commodity Price Collar Contracts	Noncurrent Assets	35,652	26,841
Commodity Price Call Option Contracts	Noncurrent Assets	—	3,635
Interest Rate Swap Contracts	Noncurrent Assets	103	—
Total Derivative Assets		$186,114	$170,029

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(3,667)	$(8,079)
Commodity Basis Swap Contracts	Current Liabilities	(5,150)	(6,796)
Commodity Price Swaptions Contracts	Current Liabilities	(44,174)	(1,496)
Commodity Price Collar Contracts	Current Liabilities	(29,668)	(14,370)
Commodity Price Call Option Contracts	Current Liabilities	(15,867)	(31,380)
Commodity Price Swap Contracts	Noncurrent Liabilities	(3,852)	(2,288)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(2,564)	(8,922)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(44,315)	(35,896)
Commodity Price Collar Contracts	Noncurrent Liabilities	(36,327)	(18,849)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(57,693)	(78,123)
Total Derivative Liabilities		$(243,278)	$(206,198)

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  When the Company has netting arrangements with its counterparties that provide for offsetting payables against receivables from separate derivative instruments these assets and liabilities are netted in the balance sheet. The tables presented below provide reconciliation between the gross assets and liabilities and the amounts reflected in the balance sheets. The amounts presented exclude derivative settlement receivables and payables as of the balance sheet dates.

	Estimated Fair Value at December 31, 2024
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$125,137	$(78,612)	$46,525
Non-Current Assets	60,977	(51,145)	9,832
Total Derivative Assets	$186,114	$(129,757)	$56,357

Offsetting of Derivative Liabilities:
Current Liabilities	$(98,527)	$78,612	$(19,915)
Non-Current Liabilities	(144,751)	51,145	(93,606)
Total Derivative Liabilities	$(243,278)	$129,757	$(113,521)

	Estimated Fair Value at December 31, 2023
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$121,057	$(45,324)	$75,733
Non-Current Assets	48,971	(38,246)	10,725
Total Derivative Assets	$170,029	$(83,570)	$86,459

Offsetting of Derivative Liabilities:
Current Liabilities	$(62,120)	$45,324	$(16,797)
Non-Current Liabilities	(144,077)	38,246	(105,831)
Total Derivative Liabilities	$(206,198)	$83,570	$(122,628)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of December 31, 2024.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 11 for the aggregate fair value of all derivative instruments that were in a net liability position at December 31, 2024 and 2023.

NOTE 13     EARNINGS PER SHARE

The reconciliation of the numerators and denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2024, 2023 and 2022 are as follows:

	December 31,
(In thousands, except share and per share data)	2024	2023	2022
Net Income	$520,308	$922,969	$773,237
Less: Cumulative Dividends on Preferred Stock	—	—	9,803
Less: Premium on Repurchase of Preferred Stock	—	—	35,731
Net Income Attributable to Common Stock	$520,308	$922,969	$727,703

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	99,852,539	91,483,687	78,557,216
Plus: Dilutive Effect of Restricted Stock, Preferred Stock, Convertible Notes, and Common Stock Warrants	1,415,086	577,260	8,118,149
Weighted Average Common Shares Outstanding – Diluted	101,267,625	92,060,947	86,675,365

Net Income per Common Share:
Basic	$5.21	$10.09	$9.26
Diluted	$5.14	$10.03	$8.92

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

Costs Incurred and Capitalized Costs

The costs incurred in crude oil and natural gas acquisition, exploration and development activities are highlighted in the table below.

	December 31,
(In thousands)	2024	2023	2022
Costs Incurred for the Year:
Proved Property Acquisition and Other	$924,454	$1,288,437	$1,036,412
Unproved Property Acquisition	23,363	$3,414	$51,097
Development	936,959	639,203	386,972
Total	$1,884,776	$1,931,054	$1,474,482

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.  The following is a summary of capitalized costs excluded from depletion at December 31, 2024 by year incurred.

	December 31,
(In thousands)	2024	2023	2022	Prior Years
Property Acquisition	$23,563	$1,217	$8,828	$9,094
Development	—	—	—	—
Total	$23,563	$1,217	$8,828	$9,094

Oil and Natural Gas Reserves and Related Financial Data

Information with respect to the Company’s crude oil and natural gas producing activities is presented in the following tables.  Reserve quantities, as well as certain information regarding future production and discounted cash flows, were determined by the Company and audited by Cawley, our third-party independent reserve engineers.

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

(In thousands)	Natural Gas (MCF)	Oil (BBLS)	BOE
Proved Developed and Undeveloped Reserves at December 31, 2021	937,724	131,395	287,682

Revisions of Previous Estimates	(14,678)	(2,787)	(5,233)
Extensions, Discoveries and Other Additions	54,431	22,563	31,635
Purchases of Minerals in Place	99,760	27,660	44,286
Production	(68,829)	(16,090)	(27,562)

Proved Developed and Undeveloped Reserves at December 31, 2022	1,008,407	162,741	330,808

Revisions of Previous Estimates	(166,121)	(33,954)	(61,641)
Extensions, Discoveries and Other Additions	67,796	28,123	39,422
Purchases of Minerals in Place	190,376	35,446	67,176
Production	(84,342)	(22,013)	(36,070)

Proved Developed and Undeveloped Reserves at December 31, 2023	1,016,116	170,342	339,695

Revisions of Previous Estimates	48,519	(5,116)	2,970
Extensions, Discoveries and Other Additions	98,001	20,465	36,798
Purchases of Minerals in Place	51,078	35,932	44,444
Production	(113,476)	(26,511)	(45,423)

Proved Developed and Undeveloped Reserves at December 31, 2024	1,100,238	195,112	378,484

Proved Developed Reserves:
December 31, 2022	611,856	112,626	214,602
December 31, 2023	677,979	121,865	234,861
December 31, 2024	855,560	135,557	278,151
Proved Undeveloped Reserves:
December 31, 2022	396,551	50,115	116,207
December 31, 2023	338,138	48,477	104,833
December 31, 2024	244,677	59,554	100,333

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

Notable changes in proved reserves for the year ended December 31, 2024 included the following:

•Extensions and discoveries. In 2024, total extensions and discoveries of 36.8 MMBoe were primarily attributable to successful drilling operations as well as the addition of proved undeveloped locations. Included in these extensions and discoveries were 14.1 MMBoe as a result of successful drilling operations and 22.7 MMBoe as a result of additional proved undeveloped locations.

•Purchases of minerals in place. In 2024, total purchases of minerals in place of 44.4 MMBoe were primarily attributable to acquisitions of oil and natural gas properties (see Note 3).

•Revisions to previous estimates. In 2024, revisions to previous estimates increased proved developed and undeveloped reserves by a net amount of 3.0 MMBoe. Included in these revisions were 15.0 MMBoe of downward adjustments caused by lower crude oil and natural gas prices, an 8.0 MMBoe upward adjustment attributable to decreased operating costs, a 21.8 MMBoe upward adjustment due to additions in proven areas, a 0.1 MMBoe downward adjustment attributable to well performance when comparing the Company’s reserve estimates at December 31, 2024 to December 31, 2023 and 11.7 MMBoe of downward adjustments related to the removal of undeveloped drilling locations related to the 5-year rule and other adjustments.

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

	December 31,
(In thousands)	2024	2023	2022
Future Cash Inflows	$15,999,589	$16,008,048	$22,452,776
Future Production Costs	(6,534,021)	(6,627,373)	(6,820,784)
Future Development Costs	(1,443,877)	(1,358,405)	(1,145,225)
Future Income Tax Expense	(1,324,433)	(1,380,854)	(2,764,111)
Future Net Cash Inflows	$6,697,258	$6,641,417	$11,722,656

10% Annual Discount for Estimated Timing of Cash Flows	(2,466,336)	(2,485,180)	(5,285,758)

Standardized Measure of Discounted Future Net Cash Flows	$4,230,922	$4,156,237	$6,436,898

The twelve-month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves.  The price of other liquids is included in natural gas.  The prices for the Company’s reserve estimates were as follows:

	Natural Gas MCF	Oil Bbl
December 31, 2024	$2.02	$70.60
December 31, 2023	$3.10	$75.51
December 31, 2022	$7.43	$91.95

The expected tax benefits to be realized from utilization of the net operating loss and tax credit carryforwards are used in the computation of future income tax cash flows.  As a result of available net operating loss carryforwards and the remaining tax basis of its assets at December 31, 2024, the Company’s future income taxes were significantly reduced.

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum follow:

	December 31,
(In thousands)	2024	2023	2022
Beginning of Period	$4,156,237	$6,436,898	$2,890,109
Sales of Oil and Natural Gas Produced, Net of Production Costs	(1,565,196)	(1,390,656)	(1,566,927)
Extensions and Discoveries	481,810	683,258	888,067
Previously Estimated Development Cost Incurred During the Period	462,375	327,768	147,439
Net Change of Prices and Production Costs	(517,053)	(3,241,176)	3,424,794
Change in Future Development Costs	(62,361)	(237,627)	141,884
Revisions of Quantity and Timing Estimates	(211,356)	(1,061,840)	(134,880)
Accretion of Discount	500,409	790,216	334,109
Change in Income Taxes	8,921	617,405	(1,014,277)
Purchases of Minerals in Place	929,740	1,200,155	1,157,060
Other	47,396	31,835	169,521
End of Period	$4,230,922	$4,156,237	$6,436,898