Form 10-Q
period 2025-03-31
NORTHERN OIL & GAS, INC.
filed 2025-04-30
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of April 28, 2025, there were 98,704,081 shares of our common stock, par value $0.001, outstanding.

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

v

NORTHERN OIL AND GAS, INC.
FORM 10-Q

March 31, 2025

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value and share data)	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and Cash Equivalents	$33,576	$8,933
Accounts Receivable, Net	409,624	389,673
Advances to Operators	10,586	12,291
Prepaid Expenses and Other	5,076	5,271
Derivative Instruments	52,904	46,525
Income Tax Receivable	9,846	38,050
Total Current Assets	521,612	500,743

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	10,566,985	10,307,376
Unproved	42,825	42,702
Other Property and Equipment	8,783	8,197
Total Property and Equipment	10,618,593	10,358,275
Less – Accumulated Depreciation, Depletion and Impairment	(5,480,999)	(5,276,105)
Total Property and Equipment, Net	5,137,594	5,082,170

Derivative Instruments	1,250	9,832
Acquisition Deposit	4,000	—
Other Noncurrent Assets, Net	10,158	11,077

Total Assets	$5,674,614	$5,603,822

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$230,924	$202,866
Accrued Liabilities	273,435	290,792
Accrued Interest	26,637	25,992
Derivative Instruments	27,855	19,915
Other Current Liabilities	5,467	4,705
Total Current Liabilities	564,318	544,270

Long-term Debt, Net	2,310,500	2,369,294
Deferred Tax Liability	274,684	228,038
Derivative Instruments	73,908	93,606
Asset Retirement Obligations	46,975	45,907
Other Noncurrent Liabilities	2,148	2,272

Total Liabilities	$3,272,533	$3,283,387

Commitments and Contingencies

Stockholders’ Equity

Common Stock, Par Value $.001; 270,000,000 Shares Authorized; 98,702,027 Shares Outstanding at 3/31/2025 99,113,645 Shares Outstanding at 12/31/2024	501	501
Additional Paid-In Capital	1,820,080	1,877,416
Retained Earnings	581,500	442,518
Total Stockholders’ Equity	2,402,081	2,320,435
Total Liabilities and Stockholders’ Equity	$5,674,614	$5,603,822
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Revenues
Oil and Gas Sales	$576,952	$532,041
Gain (Loss) on Commodity Derivatives, Net	21,761	(138,531)
Other Revenues	3,385	2,838
Total Revenues	602,098	396,348

Operating Expenses
Production Expenses	114,040	105,447
Production Taxes	36,069	51,210
General and Administrative Expenses	14,481	11,393
Depletion, Depreciation, Amortization and Accretion	205,690	173,958
Other Expenses	2,537	2,019
Total Operating Expenses	372,817	344,027

Income From Operations	229,281	52,321

Other Income (Expense)
Interest Expense, Net of Capitalization	(43,850)	(37,925)
Loss on Unsettled Interest Rate Derivatives, Net	(144)	—
Other Income	500	56
Total Other Expense, Net	(43,494)	(37,869)

Income Before Income Taxes	185,787	14,452

Income Tax Expense	46,805	2,846

Net Income	$138,982	$11,606

Net Income Per Common Share – Basic	$1.41	$0.12
Net Income Per Common Share – Diluted	$1.39	$0.11
Weighted Average Common Shares Outstanding – Basic	98,559,724	100,442,472
Weighted Average Common Shares Outstanding – Diluted	99,992,487	101,636,132
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash Flows from Operating Activities
Net Income	$138,982	$11,606
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization, and Accretion	205,690	173,958
Amortization of Debt Issuance Costs	2,390	2,203
Amortization of Bond Premium/Discount on Long-term Debt	(281)	(284)
Deferred Income Taxes	46,646	2,760
Unrealized (Gain) Loss on Derivative Instruments	(9,555)	157,648
Stock-Based Compensation Expense	3,576	2,274
Other	(20)	2,316
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(19,951)	39,719
Prepaid and Other Expenses	835	(78)
Income Tax Receivable	28,204	—
Accounts Payable	15,818	2,641
Accrued Interest	645	1,793
Accrued Liabilities and Expenses	(5,553)	(4,409)
Net Cash Provided by Operating Activities	407,426	392,147

Cash Flows from Investing Activities
Capital Expenditures on Oil and Natural Gas Properties	(259,971)	(407,006)
Acquisition Deposit	(4,000)	—
Purchases of Other Property and Equipment	(587)	(50)
Net Cash Used for Investing Activities	(264,558)	(407,056)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	55,000	180,000
Repayments on Revolving Credit Facility	(115,000)	(78,000)
Repurchases of Common Stock	(15,005)	(20,007)
Restricted Stock Surrenders - Tax Obligations	(1,486)	(2,712)
Common Dividends Paid	(41,734)	(40,099)
Net Cash Provided by (Used for) Financing Activities	(118,225)	39,183

Net Increase in Cash and Cash Equivalents	24,643	24,273

Cash and Cash Equivalents - Beginning of Period	8,933	8,195

Cash and Cash Equivalents - End of Period	33,576	32,468
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2024	99,113,645	$501	$1,877,416	$442,518	$2,320,435

Share Based Compensation	139,175	—	3,576	—	3,576
Restricted Stock Forfeitures	(1,313)	—	(1)	—	(1)
Restricted Stock Surrenders - Tax Obligations	(50,380)	—	(1,486)	—	(1,486)
Repurchases of Common Stock	(499,100)	—	(15,155)	—	(15,155)
Common Stock Dividends Declared	—	—	(44,270)	—	(44,270)
Net Income	—	—	—	138,982	138,982
March 31, 2025	98,702,027	$501	$1,820,080	$581,500	$2,402,081

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2023	100,761,148	$503	$2,124,963	$(77,790)	$2,047,676

Share Based Compensation	139,873	—	2,296	—	2,296
Restricted Stock Surrenders - Tax Obligations	(71,548)	—	(2,712)	—	(2,712)
Acquisitions of Oil and Natural Gas Properties	107,657	—	3,737	—	3,737
Issuance of Common Stock in Exchange for Warrants	656,297	1	(1)	—	—
Repurchases of Common Stock	(549,356)	(1)	(20,206)	—	(20,207)
Common Stock Dividends Declared	—	—	(40,418)	—	(40,418)
Net Income	—	—	—	11,606	11,606
March 31, 2024	101,044,071	$503	$2,067,660	$(66,183)	$2,001,980

___________
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
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

NOTE 2     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements, which are unaudited, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Such information includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024, which were included in the Company’s 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Use of Estimates

The preparation of financial statements under GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The most significant estimates relate to proved crude oil and natural gas reserves, which include limited control over future development plans as a non-operator, estimates relating to certain crude oil and natural gas revenues and expenses, fair value of derivative instruments, acquisition date fair values of assets acquired and liabilities assumed, impairment of crude oil and natural gas properties, asset retirement obligations at initial recognition, and deferred income taxes.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date, as applicable. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

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

Revenue Recognition

The Company’s revenues are primarily derived from its interests in the sales of oil and natural gas production. The Company recognizes revenue from its interests in the sales of crude oil and natural gas in the period that its performance obligations are satisfied. Performance obligations are satisfied when the customer obtains control of the product, when the Company has no further obligations to perform related to the sale, when the transaction price has been determined and when collectability is probable. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in trade receivables, net in the condensed balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received. Historically, differences have been insignificant. Accordingly, the variable consideration is not constrained.

The Company does not disclose the value of unsatisfied performance obligations under its contracts with customers as it applies the practical expedient exemption, which applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

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

The Company reports volumes and revenues on a two-stream basis. Accordingly, the Company’s disaggregated revenue has two primary sources: (i) oil sales and (ii) natural gas and NGL sales. Substantially all of the Company’s sales come from four operating areas in the United States: the Williston Basin, the Permian Basin, the Appalachian Basin, and the Uinta Basin. The following table presents the disaggregation of the Company’s oil revenues and natural gas and NGL revenues for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(In thousands)	2025	2024
Oil Sales	$459,682	$465,679
Natural Gas and NGL Sales	117,270	66,362
Total	$576,952	$532,041

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the exploration, development and production activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operations could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three months ended March 31, 2025, the Company’s top four operators made up 39% of total oil and natural gas sales, with one operator comprising more than 10% but less than 15%. For the three months ended March 31, 2024, the Company’s top four operators made up 37% of total oil and natural gas sales, with one operator comprising more than 10% but less than 15%.

The Company faces concentration risk due to the fact that substantially all of its oil and natural gas revenue is sourced from a limited number of geographic areas of operations. As a result, the Company is disproportionately exposed to risks that affect one or more of those areas in the Williston Basin, the Permian Basin, the Appalachian Basin and the Uinta Basin.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Net Income	$138,982	$11,606

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	98,559,724	100,442,472
Plus: Dilutive Effect of Restricted Stock and Common Stock Warrants	1,432,763	1,193,660
Weighted Average Common Shares Outstanding – Diluted	99,992,487	101,636,132

Net Income per Common Share:
Basic	$1.41	$0.12
Diluted	$1.39	$0.11

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock	11,780	5,315

Supplemental Cash Flow Information

The following table reflects the Company’s supplemental cash flow information for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$41,888	$35,981
Cash Paid (Refunded) During the Period for Income Taxes	(2,960)	(25)

Non-cash Investing Activities:
Capital Expenditures on Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	328,782	211,287
Capitalized Asset Retirement Obligations	890	1,890
Compensation Capitalized on Oil and Gas Properties	194	22

Non-cash Financing Activities:
Issuance of Common Stock in Exchange for Warrants	—	23,338
Common Stock Dividends Declared, But Not Paid	44,270	40,418
Repurchases of Common Stock - Excise Tax	150	200

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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the Company’s oil and natural gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The Company did not have any impairment of its oil and natural gas properties for the three months ended March 31, 2025 and 2024. Average commodity prices have declined in recent months. If this downward trend continues, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline significantly, which could trigger the need for the Company to record a non-cash ceiling test impairment of its oil and natural gas property costs in future periods.

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

2025 Acquisitions

During the three months ended March 31, 2025, the Company acquired oil and natural gas properties through a number of smaller independent transactions for a total of $4.8 million.

Subsequent to March 31, 2025, in April 2025, the Company completed its acquisition of certain oil and natural gas properties, interests and related assets in the Midland Permian basin from a private seller, effective June 1, 2024. The total consideration paid to the seller at closing, net to the Company, was approximately $61.7 million in cash, a portion of which was funded by a $4.0 million acquisition deposit paid in February 2025.

2024 Acquisitions

In addition to the closing of the Delaware Acquisition, as defined below, during the three months ended March 31, 2024, the Company acquired oil and natural gas properties through a number of smaller independent transactions for a total of $4.9 million.

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

The results of operations from the date of the Delaware Acquisition through March 31, 2024 represented approximately $11.2 million of revenue and $4.7 million of income from operations.

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

When unproved properties are evaluated, their cost is added to costs subject to depletion and full cost ceiling calculations. For the three months ended March 31, 2025 and 2024, unproved properties of $1.8 million and $1.1 million, respectively, were transferred to evaluated leasehold costs, due to lease expirations.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	March 31, 2025
(In thousands)	Principal Balance	Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$630,000	$—	$—	$630,000
Senior Notes due 2028	705,108	5,846	(6,538)	704,416
Convertible Notes due 2029	500,000	—	(11,142)	488,858
Senior Notes due 2031	500,000	(5,494)	(7,280)	487,226
Total	$2,335,108	$352	$(24,960)	$2,310,500

	December 31, 2024
	Principal Balance	Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$690,000	$—	$—	$690,000
Senior Notes due 2028	705,108	6,346	(7,097)	704,357
Convertible Notes due 2029	500,000	—	(11,780)	488,220
Senior Notes due 2031	500,000	(5,712)	(7,571)	486,717
Total	$2,395,108	$634	$(26,448)	$2,369,294
________________
(1)Debt issuance costs related to the Company’s Revolving Credit Facility of $8.1 million and $9.0 million as of March 31, 2025 and December 31, 2024, are recorded in “Other Noncurrent Assets, Net” in the balance sheets.

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

The Revolving Credit Facility is comprised of revolving loans and letters of credit and is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and natural gas properties. As of March 31, 2025, the borrowing base was $1.8 billion and the aggregate elected commitment amount was $1.5 billion. The Company’s borrowing availability under the Revolving Credit Facility is set at the lesser of the borrowing base and the elected commitment amount. The borrowing base will be redetermined semiannually on or around April 1 and October 1, with one interim “wildcard” redetermination available to each of the Company and the Agent (acting at the direction of the lenders holding at least two-thirds of commitments and loans outstanding under the Revolving Credit Facility) between scheduled redeterminations. Upon an acquisition of oil and natural gas properties with an aggregate value exceeding

5% of the borrowing base, the Company may request an additional redetermination. The Company has the option to seek commitments for term loans, which such term loans (if obtained) are capped at the least of (i) the borrowing base minus the aggregate elected commitment amount minus the then-outstanding principal amount of term loans, (ii) the aggregate elected commitment amount minus the then-outstanding principal amount of term loans and (iii) $500.0 million. Such term loans are subject to certain other terms of the Revolving Credit Facility.

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

The Revolving Credit Facility contains customary events of default and affirmative and negative covenants. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) the Net Leverage Ratio (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, and (ii) the Current Ratio (as defined in the Revolving Credit Facility) shall not be less than 1.00 to 1.00. The Company was in compliance with all applicable covenants as of March 31, 2025.

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

Senior Notes due 2028

In February 2021, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (the “2028 Notes Indenture”), pursuant to which the Company issued $550.0 million in aggregate principal amount of 8.125% senior notes due 2028 (the “Original 2028 Notes”). In November 2021, the Company issued an additional $200.0 million aggregate principal amount of 8.125% senior notes due 2028 (together with the Original 2028 Notes, the “Senior Notes due 2028”). The proceeds of the Senior Notes due 2028 were used primarily to refinance existing indebtedness, and for general corporate purposes.

During 2022, the Company repurchased and retired $25.8 million in aggregate principal amount of the Senior Notes due 2028 in open market transactions for a total of $24.9 million in cash, plus accrued interest. During 2023, the Company repurchased and retired $19.1 million in aggregate principal amount of the Senior Notes due 2028 in open market transactions for a total of $18.4 million in cash, plus accrued interest. As of March 31, 2025, the Company’s liability under the 2028 Notes Indenture was approximately $705.1 million.

The Senior Notes due 2028 will mature on March 1, 2028. Interest is payable semi-annually in arrears on each March 1 and September 1 to holders of record on the February 15 and August 15 immediately preceding the related interest payment date, at a rate of 8.125% per annum. The Company may redeem all or a part of the Senior Notes due 2028 at redemption prices (expressed as percentages of principal amount) equal to 102.031% through February 28, 2026, and 100% beginning on March 1, 2026, plus accrued and unpaid interest to the redemption date.

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

The 2028 Notes Indenture contains customary events of default and affirmative and negative covenants. As of March 31, 2025, the Company was in compliance with all applicable covenants.

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

Before October 16, 2028, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after October 16, 2028, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of its common stock. However, upon conversion of any Convertible Notes, the conversion value, which will be determined over a period of 40 trading days, will be paid in cash up to at least the principal amount of the Convertible Notes being converted. The initial conversion rate was 26.3104 shares of common stock per $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $38.01 per share of common stock. The conversion rate and conversion price are subject to customary anti-dilution and other adjustments upon the occurrence of certain events. As of March 31, 2025, the conversion rate was 26.9811 shares of common stock per $1,000 principal amount of Convertible Notes, which represented a conversion price of approximately $37.06 per share of common stock. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

The Convertible Notes Indenture contains customary events of default and affirmative and negative covenants. As of March 31, 2025, the Company was in compliance with all applicable covenants.

Capped Call Transactions

In October 2022, in connection with the Convertible Notes offering described above, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the Convertible Notes and/or their respective affiliates and/or other financial institutions. The Company paid $36.1 million in total consideration to enter into the Capped Call Transactions. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, the number of shares of common stock initially underlying the Convertible Notes. The Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions was initially approximately $52.17 per share of common stock, which represents a premium of 75% over the last reported sale price of the common stock of $29.81 per share on October 11, 2022, and is subject to certain customary adjustments under the terms of the Capped Call Transactions. As of March 31, 2025, the cap price of the Capped Call Transactions was approximately $50.87 per share of common stock.

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

The 2031 Notes Indenture contains customary event of default and certain affirmative and negative covenants. As of March 31, 2025, the Company was in compliance with all applicable covenants.

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

On May 23, 2024, the Company filed an amendment to its certificate of incorporation, which was effective upon filing, to increase the number of authorized shares of common stock, par value $0.001 per share, from 135,000,000 to 270,000,000, as approved by the Company’s stockholders at the 2024 Annual Meeting of Stockholders on May 23, 2024. As of March 31, 2025, the Company had 98,702,027 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025, the Company had zero shares of preferred stock issued and outstanding.

2025 Activity

Common Stock

During the three months ended March 31, 2025, 50,380 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with the vesting of their restricted stock awards. The total value of these shares surrendered, based on the market prices on the dates the shares were surrendered, was approximately $1.5 million.

During the three months ended March 31, 2025, 1,313 shares of the Company’s stock, previously issued as stock-based compensation, were forfeited by a former employee of the Company upon separation.

During the three months ended March 31, 2025, the Company issued 139,175 shares of its common stock to executive officers, employees, and directors as stock-based compensation (see Note 6).

Dividends

In January 2025, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.45 per share. The dividend is payable on April 30, 2025, to stockholders of record as of the close of business on March 28, 2025.

On April 29, 2025, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.45 per share. The dividend is payable on July 31, 2025, to stockholders of record as of the close of business on June 27, 2025.

Stock Repurchase Program

In May 2022, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  In July 2024, the Company’s board of directors terminated the prior stock repurchase program, which was substantially depleted, and approved a new stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock. In March 2025, the Company’s board of directors approved a $100.0 million increase to the authorization under this stock repurchase program. The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

During the three months ended March 31, 2025, the Company repurchased 499,100 shares of its common stock for $15.2 million (including commissions and excise taxes) under the stock repurchase program.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION AND WARRANTS

Stock-Based Compensation

The Company maintains the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) for the purpose of making equity-based awards to employees, directors and other eligible persons. As of March 31, 2025, there were 2,641,505 shares available for future awards or settlement of awards under the 2018 Plan.

The Company recognizes the fair value of stock-based compensation awards expected to vest over the requisite service period as a charge against earnings, net of amounts capitalized. The Company’s stock-based compensation awards are accounted for as equity instruments and are included in the “General and administrative expenses” line item in the condensed statements of operations. The Company capitalizes a portion of stock-based compensation for employees who are directly involved in the acquisition of oil and natural gas properties into the full cost pool. Capitalized stock-based compensation is included in the “Oil and natural gas properties” line item in the condensed balance sheets.

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

Service-Based RSAs

The following table reflects the outstanding service-based RSAs and activity related thereto for the three months ended March 31, 2025:

	Service-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2024	457,376	$35.36
Shares granted	139,175	27.91
Shares forfeited	(1,313)	34.88
Shares vested	(126,323)	32.09
Outstanding at March 31, 2025	468,915	$28.38

At March 31, 2025, there was $13.9 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 1.28 years. For the three months ended March 31, 2025 and 2024, the total fair value of the Company’s restricted stock awards vested was $3.3 million and $5.8 million, respectively. For the three months ended March 31, 2025, the compensation expenses associated with these awards were $2.0 million.

Performance Equity Awards

The following table reflects the outstanding RSUs that are subject to market conditions linked to TSR (“TSR Awards”) and activity related thereto for the three months ended March 31, 2025:

	TSR Awards
	Number of Units	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2024	287,990	$38.87
Units granted	—	—
Units forfeited	—	—
Units vested	—	—
Outstanding at March 31, 2025	287,990	$38.87

For the three months ended March 31, 2025, the compensation expenses associated with these awards were $1.2 million. As of March 31, 2025, the unrecognized compensation expenses for these awards were $6.9 million, which will be amortized over the remaining performance period.

In December 2023, the Company also granted performance equity awards, in the form of SARs. The final payout (if any) will be a dollar amount, which may be settled in cash, shares or a combination of both at the Company’s option. The Company plans to settle the SARs Awards that were granted in 2023 with shares. For the three months ended March 31, 2025, the compensation expenses associated with these awards were $0.4 million. As of March 31, 2025, the unrecognized compensation expenses for these awards were $4.1 million, which will be amortized over the remaining performance period.

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

There were no outstanding warrants or activity related thereto for the three months ended March 31, 2025.

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

Joint Development Agreement

In December 2024, the Company entered into a Joint Development Agreement (“JDA”) with an operator to jointly develop certain natural gas and NGL properties in the Appalachian Basin. Pursuant to the JDA, the Company is required to participate in and fund a share of total development capital expenses for wells spud during calendar year 2025. As of March 31, 2025, the Company’s total remaining capital commitment for wells spud in the remainder of calendar year 2025 is expected to not exceed $140.0 million for a 15% working interest.

NOTE 8     INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2025 and 2024 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to the non-deductibility of permanent items, state income taxes, and discrete items during the three months ended March 31, 2025 and 2024.

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

The Company had an income tax expense of approximately $46.8 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively. The effective tax rates for the three months ended March 31, 2025 and 2024 were 25.2% and 19.7%, respectively.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements at
	March 31, 2025 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$143,841	$—
Commodity Derivatives – Noncurrent Assets	—	65,871	—
Commodity Derivatives – Current Liabilities	—	(118,912)	—
Commodity Derivatives – Noncurrent Liabilities	—	(138,528)	—
Interest Rate Derivatives – Current Assets	—	119	—
Total	$—	$(47,609)	$—

	Fair Value Measurements at
	December 31, 2024 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$46,365	$—
Commodity Derivatives – Noncurrent Assets	—	9,729	—
Commodity Derivatives – Current Liabilities	—	(19,915)	—
Commodity Derivatives – Noncurrent Liabilities	—	(93,606)	—
Interest Rate Derivatives - Current Assets	—	160	—
Interest Rate Derivatives – Noncurrent Assets	—	103	—
Total	$—	$(57,164)	$—

Commodity Derivatives. The Level 2 instruments presented in the tables above include commodity derivative instruments (see Note 10).  The fair value of the Company’s commodity derivative instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of commodity derivative contracts is reflected in the balance sheets.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Interest Rate Derivatives. The Level 2 instruments presented in the tables above include interest rate derivative instruments (see Note 10).  The fair value of the Company’s interest rate derivative instruments is determined based upon contracted notional amounts, active market-quoted interest yield curves, and time to maturity, among other things. Counterparty statements are utilized to determine the value of the interest rate derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of interest rate derivative contracts is reflected in the condensed balance sheets.  The current interest rate derivative asset balances represent the fair values expected to be settled in the subsequent twelve months.

Fair Value of Other Financial Instruments

The carrying amounts of cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments.

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s Senior Notes due 2028, Convertible Notes due 2029 and Senior Notes due 2031 was $708.6 million, $528.2 million and $512.5 million, respectively, at March 31, 2025. These fair values are based on market quotes that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the SOFR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the relevant accounting standards.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the three months ended March 31, 2025 and 2024 were approximately $0.9 million and $1.1 million, respectively.

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

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the three months ended March 31, 2025.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed statements of operations:

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash Received on Settled Derivatives	$12,062	$19,117
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	9,699	(157,648)
Gain (Loss) on Commodity Derivatives, Net	$21,761	$(138,531)

The following table summarizes open commodity derivative positions as of March 31, 2025, for commodity derivatives that were entered into through March 31, 2025, for the settlement periods presented:

	2025	2026	2027	2028
Oil:
NYMEX WTI - Swaps:
Volume (Bbl)	8,291,463	1,564,557	—	—
Weighted-Average Price ($/Bbl)	$73.71	$70.90	$—	$—
NYMEX WTI - Swaptions(1):
Volume (Bbl)	10,360,075	5,887,550	915,000	—
Weighted-Average Price ($/Bbl)	$73.92	$71.27	$61.75	$—
Argus WTI Midland - Basis Swaps:
Volume (Bbl)	8,213,262	4,723,291	—	—
Weighted-Average Price ($/Bbl)	$0.96	$1.05	$—	$—
NYMEX WTI - Call Options(1):
Volume (Bbl)	3,274,700	2,701,365	4,015,000	1,921,500
Weighted-Average Price ($/Bbl)	$80.36	$73.18	$79.59	$70.14
Brent ICE - Call Options (1):
Volume (Bbl)	—	—	—	316,590
Weighted-Average Price ($/Bbl)	$—	$—	$—	$80.00
NYMEX WTI - Collars:
Collar Put Volume (Bbl)	5,628,690	4,301,842	—	—
Collar Call Volume (Bbl)	7,086,176	6,051,557	—	—
Weighted-Average Floor Price ($/Bbl)	$69.24	$65.58	$—	$—
Weighted-Average Ceiling Price ($/Bbl)	$77.48	$74.72	$—	$—

Natural Gas:
NYMEX Henry Hub - Swaps:
Volume (MMBtu)	23,389,353	14,700,000	—	—
Weighted-Average Price ($/MMBtu)	$4.10	$4.07	$—	$—
Waha Gas Daily - Swaps:
Volume (MMBtu)	1,375,000	1,825,000	155,000	—
Weighted Average Price ($/MMBtu)	$3.20	$3.20	$3.20	$—
NYMEX Henry Hub - Swaptions (1):
Volume (MMBtu)	24,660,000	23,845,000	23,790,000	—
Weighted-Average Price ($/MMBtu)	$4.15	$4.06	$3.98	$—
Waha - Basis Swaps:
Volume (MMBtu)	17,088,000	18,250,000	3,650,000	—
Weighted-Average Price ($/MMBtu)	$(0.88)	$(0.84)	$(0.78)	$—
Waha Index Swaps
Volume (MMBtu)	17,305,000	18,560,000	4,890,000
Weighted Average Price ($/MMBtu)	$—	$—	$0.01
TETCO M2 - Basis Swaps:
Volume (MMBtu)	15,125,000	16,735,000	620,000	—
Weighted-Average Price ($/MMBtu)	$(1.02)	$(0.98)	$(0.99)	$—
TCO - Basis Swaps:
Volume (MMBtu)	1,375,000	—	—	—

Weighted-Average Price ($/MMBtu)	$(0.87)	$—	$—	$—
NYMEX Henry Hub - Call Options (1):
Volume (MMBtu)	8,954,750	3,239,500	35,523,000	6,700,000
Weighted-Average Price ($/MMBtu)	$3.73	$6.00	$5.97	$4.50
NYMEX Henry Hub - Collars:
Collar Put Volume (MMBtu)	29,313,236	32,357,303	5,010,000	—
Collar Call Volume (MMBtu)	29,313,236	32,357,303	5,010,000	—
Weighted-Average Floor Price ($/MMBtu)	$3.14	$3.33	$3.00	$—
Weighted-Average Ceiling Price ($/MMBtu)	$4.83	$4.97	$3.86	$—

NGL:
TET-OPIS - Swaps:
Volume (Bbl)	101,150	376,275	234,800	—
Weighted-Average Price ($/Bbl)	$36.65	$33.90	$31.19	$—
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

Interest Rate Derivative Instruments

At times, the Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The settlement of derivative instruments is recognized as a component of interest expense in the statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the statements of operations. The following table summarizes our open interest rate derivative contracts as of March 31, 2025.

Fixed Rate Swap Agreements
	Swaps
Contract Period	Notional Amount	Fixed Rate	Floating Benchmark
October 1, 2024 - October 1, 2026	$25,000,000	3.423%	USD-SOFR CME

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at March 31, 2025 and December 31, 2024, respectively. Certain amounts may be presented on a net basis in the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

(In thousands)
Type of Commodity	Balance Sheet Location	March 31, 2025 Estimated Fair Value	December 31, 2024 Estimated Fair Value
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$47,602	$49,031
Commodity Basis Swap Contracts	Current Assets	49,678	21,419
Commodity Price Swaptions Contracts	Current Assets	2,391	5,398
Commodity Price Collar Contracts	Current Assets	37,748	46,839
Commodity Price Call Option Contracts	Current Assets	6,422	2,289
Interest Rate Swap Contracts	Current Assets	119	160
Commodity Price Swap Contracts	Noncurrent Assets	7,601	8,710
Commodity Basis Swap Contracts	Noncurrent Assets	28,139	16,513
Commodity Price Swaptions Contracts	Noncurrent Assets	1,016	—
Commodity Price Collar Contracts	Noncurrent Assets	29,115	35,652
Interest Rate Swap Contracts	Noncurrent Assets	—	103
Total Derivative Assets		$209,831	$186,114

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(16,455)	$(3,667)
Commodity Basis Swap Contracts	Current Liabilities	(2,753)	(5,150)
Commodity Price Swaptions Contracts	Current Liabilities	(852)	(44,174)
Commodity Price Collar Contracts	Current Liabilities	(41,233)	(29,668)
Commodity Price Call Option Contracts	Current Liabilities	(57,619)	(15,867)
Commodity Price Swap Contracts	Noncurrent Liabilities	(5,192)	(3,852)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(1,281)	(2,564)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(387)	(44,315)
Commodity Price Collar Contracts	Noncurrent Liabilities	(30,551)	(36,327)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(101,117)	(57,693)
Total Derivative Liabilities		$(257,440)	$(243,278)

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

	Estimated Fair Value at March 31, 2025
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$143,960	$(91,056)	$52,904
Non-Current Assets	65,871	$(64,621)	1,250
Total Derivative Assets	$209,831	$(155,677)	$54,154

Offsetting of Derivative Liabilities:
Current Liabilities	$(118,911)	$91,056	$(27,855)
Non-Current Liabilities	(138,529)	64,621	(73,908)
Total Derivative Liabilities	$(257,440)	$155,677	$(101,763)

	Estimated Fair Value at December 31, 2024
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$125,137	$(78,612)	$46,525
Non-Current Assets	60,977	$(51,145)	9,832
Total Derivative Assets	$186,114	$(129,757)	$56,357

Offsetting of Derivative Liabilities:
Current Liabilities	$(98,527)	$78,612	$(19,915)
Non-Current Liabilities	(144,751)	51,145	(93,606)
Total Derivative Liabilities	$(243,278)	$129,757	$(113,521)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of March 31, 2025.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 9 for the aggregate fair value of all derivative instruments that were in a net liability position at March 31, 2025 and December 31, 2024.

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
•general economic or industry conditions, whether internationally, nationally and/or in the communities in which our company conducts business, including any future economic downturn, cost inflation, supply chain disruptions, the impact of continued or further inflation, disruption in the financial markets, changes in the interest rate environment and actions taken by OPEC and other oil producing countries as it pertains to the global supply and demand of, and prices for, crude oil, natural gas and NGLs;
•ongoing legal disputes over, and potential shutdown of, the Dakota Access Pipeline;
•our ability to identify and consummate additional development opportunities and potential or pending acquisition transactions, the projected capital efficiency savings and other operating efficiencies and synergies resulting from our acquisition transactions, integration and benefits of property acquisitions, or the effects of such acquisitions on our company’s cash position and levels of indebtedness;
•changes in our reserves estimates or the value thereof;
•disruption to our company’s business due to acquisitions and other significant transactions;
•changes in local, state, and federal laws, regulations or policies that may affect our business or our industry (such as the effects of tax law changes, and changes in environmental, health, and safety regulation and regulations addressing climate change, and trade policy and tariffs);
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
•our ability to raise or access capital on acceptable terms;
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

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results described in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as updated by subsequent reports we file with the SEC (including this report), which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and natural gas properties, with a core area of focus in the premier basins within the United States.  Using this strategy, we had participated in 11,097 gross (1,133.9 net) producing wells as of March 31, 2025. As of March 31, 2025, we had leased approximately 291,672 net acres, of which approximately 85% were developed and all were located in the United States.

We have grown and diversified our business significantly over the last several years through acquisitions of oil and natural gas properties. See Note 3 to our condensed financial statements for information regarding our recent acquisition activities.

Our average daily production in the first quarter of 2025 was approximately 134,959 Boe per day, of which approximately 58% was oil. This was a 13% increase in production compared to the first quarter of 2024, primarily due to production attributable to recent acquisitions and new wells added to production. During the three months ended March 31, 2025, we added 27.3 net wells to production.

Our weighted average percentage of production volumes by basin for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025
	Williston	Permian	Appalachian	Uinta	Total
Oil (Bbl)	41%	48%	—%	11%	100%
Natural Gas (Mcf)	24%	41%	33%	2%	100%
Total (Boe)	34%	45%	14%	7%	100%

	Three Months Ended March 31, 2024
	Williston	Permian	Appalachian	Uinta	Total
Oil (Bbl)	49%	51%	—%	—%	100%
Natural Gas (Mcf)	29%	37%	34%	—%	100%
Total (Boe)	41%	45%	14%	—%	100%

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

Principal Components of Our Cost Structure

•Commodity price differentials.  The price differential between our well head price for oil and the NYMEX WTI benchmark price is primarily driven by the cost to transport oil via train, pipeline or truck to refineries, as well as certain other immaterial non-cash revenue adjustments. The price differential between our well head price for natural gas and

NGLs and the NYMEX Henry Hub benchmark price is primarily driven by gathering and transportation costs, as well as certain other immaterial non-cash revenue adjustments.

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

•Impairment expense. Under the full cost method of accounting, the Company is required to perform a ceiling test impairment review each quarter.  The test determines a limit, or ceiling, on the book value of the Company’s oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The Company did not have any ceiling test impairment for the three months ended March 31, 2025 and 2024. Average commodity prices have declined in recent months. If this downward trend continues, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline significantly, which could trigger the need for the Company to record a non-cash ceiling test impairment of its oil and gas property costs in future periods.

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

•our ability to continue to identify and acquire high-quality acreage and drilling opportunities; and

•the level of our operating expenses.

In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage and wells in the Williston, Permian, Appalachian and Uinta Basins subjects our operating results to factors specific to these operating regions.  These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, as well as infrastructure limitations, transportation capacity, regulatory matters and other factors that may specifically affect one or more of these operating regions.

The price at which our oil production is sold typically reflects a discount to the NYMEX WTI benchmark price.  The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX Henry Hub benchmark price. Thus, our operating results are also affected by changes in the price differentials between the applicable benchmark prices and the sales prices we receive for our production. Our average oil price differential to the NYMEX WTI benchmark price during the three months ended March 31, 2025 was $5.79 per barrel, as compared to $3.99 per barrel in the three months ended March 31, 2024. The increase in our average oil price differential year-over-year was due primarily to the addition of the Uinta Basin to our portfolio of oil and natural gas assets, pursuant to the XCL Acquisition, as described in Note 3 to the Company’s condensed financial statements. Our net average realized gas price in the three months ended March 31, 2025 was $3.86 per Mcf, representing 100% realization relative to the average NYMEX Henry Hub pricing. In comparison, our net average realized gas price was $2.47 per Mcf in the three months ended March 31, 2024, which represented a 118% realization relative to the average NYMEX Henry Hub pricing. Fluctuations in our oil and natural gas price realizations are due to several factors such as realized pricing by basin, gathering and transportation costs, transportation methods, takeaway capacity relative to production levels, regional storage capacity, seasonal refinery maintenance temporarily depressing demand, and in the case of gas realizations, the price of NGLs.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher commodity prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower commodity prices have generally had the opposite effect.  In addition, individual components of drilling costs can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant used. In recent years, we have observed inflationary pressures on drilling and other operating costs due to various factors, such as higher commodity prices, labor shortages, supply chain disruptions and other macroeconomic factors. During the three months ended March 31, 2025 and 2024, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $10.5 million and $9.5 million, respectively.

Market Conditions

The crude oil and natural gas industry is cyclical and commodity prices are inherently volatile. The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand.  Because our oil and gas revenues are heavily weighted toward oil, we are more significantly impacted by changes in oil prices than by changes in the price of natural gas.  World-wide supply in terms of output, especially production from properties within the United States, the production quota set by OPEC, and the strength of the U.S. dollar can significantly impact oil prices.  Factors impacting the future oil supply balance are world-wide demand for oil, as well as the growth in domestic oil production.

During the first quarter of 2025 and continuing into April 2025, a decline in oil prices occurred as a result of, among other things, (i) uncertainties regarding U.S. trade policies and tariffs driving concerns over increasing inflation, (ii) continued concerns over slowing global economic growth and resulting reductions in estimated global oil consumption, and (iii) the decision by OPEC to increase production starting in May 2025, creating additional global supply and further downward pressure on oil prices. These factors led to declining oil prices, with the NYMEX price for oil reaching $59.58 on April 8, 2025, the lowest level since the second quarter of 2021.

Although U.S. inflation rates were relatively stable during the first quarter of 2025, they remain slightly higher than historical averages. Inflationary pressures, such as trade tariffs, can lead to economic slowdown and/or lead to a recession, which in turn can cause a decrease in short-term or longer-term demand for commodities, resulting in oversupply and potential for lower commodity prices.

The foregoing destabilizing factors have caused dramatic fluctuations in global financial markets and uncertainty about world-wide oil and natural gas supply and demand, which in turn has increased the volatility of oil and natural gas prices. Prolonged lower oil prices and inflationary costs could impact our operating partners’ development schedule for the non-operated wells in which we have a working interest and. Additionally, such prolonged depressed prices could result in a significant triggering event indicating impairment over our oil and natural gas assets. Any of the foregoing events or circumstances could impact our future sales volume, operating revenues and expenses, liquidity, per unit metrics and capital expenditures.

In light of current macroeconomic uncertainty and geopolitical tensions, including developments pertaining to Russia's invasion of Ukraine, conflicts in the Middle East and potential further imposition of domestic and foreign tariffs, we cannot predict any future volatility in or levels of commodity prices or demand for oil and natural gas.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Average NYMEX Prices(1)
Natural Gas (per MMbtu)	$3.87	$2.10
Oil (per Bbl)	$71.42	$76.91
_________
(1)Based on average NYMEX closing prices.

We have entered into derivatives contracts to hedge commodity price risk on a portion of our future expected oil and natural gas production. For a summary as of March 31, 2025, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in Part I, Item 3 below. See also Note 10 to our condensed financial statements.

Results of Operations for the Three Months Ended March 31, 2025 and March 31, 2024

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended March 31,
	2025	2024	% Change
Net Production:
Oil (MBbl)	7,081	6,386	11%
Natural Gas (MMcf)	30,394	26,893	13%
Total (MBoe)	12,146	10,869	12%

Net Sales (in thousands):
Oil Sales	$459,682	$465,679	(1)%
Natural Gas and NGL Sales	117,270	66,362	77%
Gain on Settled Commodity Derivatives	12,062	19,117	(37)%
Gain (Loss) on Unsettled Commodity Derivatives	9,699	(157,648)
Other Revenue	3,385	2,838	19%
Total Revenues	602,098	396,348	52%

Average Sales Prices:
Oil (per Bbl)	$64.92	$72.92	(11)%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	1.55	(0.84)
Oil Net of Settled Oil Derivatives (per Bbl)	66.47	72.08	(8)%

Natural Gas and NGLs (per Mcf)	$3.86	$2.47	56%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.04	0.91	(96)%
Natural Gas and NGLs Net of Settled Natural Gas and NGL Derivatives (per Mcf)	3.90	3.38	15%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	$47.50	$48.95	(3)%
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	0.99	1.76	(44)%
Realized Price on a Boe Basis Including Settled Commodity Derivatives	48.49	50.71	(4)%

Operating Expenses (in thousands):
Production Expenses	$114,040	$105,447	8%
Production Taxes	36,069	$51,210	(30)%
General and Administrative Expenses	14,481	$11,393	27%
Depletion, Depreciation, Amortization and Accretion	205,690	$173,958	18%
Other Expense	2,537	2,019	26%

Costs and Expenses (per Boe):
Production Expenses	$9.39	$9.70	(3)%
Production Taxes	2.97	4.71	(37)%
General and Administrative Expenses	1.19	1.05	13%
Depletion, Depreciation, Amortization and Accretion	16.93	16.01	6%

Net Producing Wells at Period End	1,133.9	985.3	15%

Oil and Natural Gas Sales

In the first quarter of 2025, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $577.0 million, compared to $532.0 million in the first quarter of 2024. The increase was driven by a 12% increase in production volumes, partially offset by a 3% decrease in realized prices.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 12% increase in production levels in the first quarter of 2025 compared to the same period of 2024.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our net result from commodity derivatives trade was a gain of $21.8 million in the first quarter of 2025, compared to a loss of $138.5 million in the first quarter of 2024. Net gain or loss on commodity derivatives is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first quarter of 2025, we realized a gain on settled commodity derivatives of $12.1 million, compared to a gain of $19.1 million in the first quarter of 2024. For the first quarter of 2025, we realized a gain on our unsettled commodity derivative of $9.7 million, compared to a loss of $157.6 million in the first quarter of 2024.

Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At March 31, 2025, all of our unsettled derivative contracts are recorded at their fair values, which was a net liability of $47.6 million, a change of $9.6 million from the $57.2 million net liability recorded as of December 31, 2024. The decrease in net liability at March 31, 2025 as compared to December 31, 2024 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2024. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $114.0 million in the first quarter of 2025, compared to $105.4 million in the first quarter of 2024. On a per unit basis, production expenses were $9.39 per Boe in the first quarter of 2025 compared to $9.70 per Boe in the first quarter of 2024. The increase in our production expenses in the first quarter of 2025 compared to the first quarter of 2024 was primarily due to a 12% increase in production volumes and a 15% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $36.1 million in the first quarter of 2025, compared to $51.2 million in the first quarter of 2024. As a percentage of oil and natural gas sales, our production taxes were 6.3% and 9.6% in the first quarter of 2025 and 2024, respectively. The fluctuation in our production taxes and average production tax rates year-over-year was primarily due to a higher proportion of our 2025 production coming from the Permian basin, which has a relatively lower average production tax rate.

General and Administrative Expenses

General and administrative expenses were $14.5 million in the first quarter of 2025, or $1.19 per Boe, compared to $11.4 million in the first quarter of 2024, or $1.05 per Boe. The increase was primarily driven by a higher personnel headcount as well as the timing of share-based compensation and professional fees.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $205.7 million in the first quarter of 2025, compared to $174.0 million in the first quarter of 2024. Depletion expense, the largest component of DD&A, increased by $31.6 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to a 12% increase in production volumes year-over-year. On a per unit basis, depletion expense was $16.84 per Boe in the first quarter of 2025 compared to $15.91 per Boe in the first quarter of 2024. The higher depletion rate per Boe was primarily driven by a higher depletable cost base as the result of the closing of several larger acquisitions in 2024. Depreciation, amortization and accretion was $1.1 million and $1.0 million in the first quarter of 2025 and 2024, respectively. The following table summarizes DD&A expense per Boe for the first quarter of 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Depletion	$16.84	$15.91	$0.93	6%
Depreciation, Amortization and Accretion	0.09	0.10	(0.01)	(10)%
Total DD&A Expense	$16.93	$16.01	$0.92	6%

Interest Expense

Interest expense, net of capitalized interest, was $43.9 million in the first quarter of 2025 compared to $37.9 million in the first quarter of 2024. The increase was primarily due to higher levels of debt pursuant to borrowings to fund the Company’s recent acquisition activities.

Income Tax

During the first quarter of 2025, we recorded income tax expense of $46.8 million, as compared to $2.8 million recorded for the first quarter of 2024. The higher income tax expense in the first quarter of 2025 was driven by a higher taxable income as compared to the same period in 2024.

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

During the three months ended March 31, 2025, we repurchased and retired 499,100 shares of our common stock for total consideration of $15.0 million (excluding brokerage commissions and excise taxes), or an average price of $30.07 per share.

As of March 31, 2025, we had outstanding total debt of $2,335.1 million consisting of $630.0 million of borrowings under our Revolving Credit Facility, $705.1 million aggregate principal amount of our Senior Notes due 2028, $500.0 million aggregate principal amount of our Convertible Notes due 2029, and $500.0 million aggregate principal amount of our Senior Notes due 2031.

As of March 31, 2025, we had total liquidity of $0.9 billion, consisting of $0.9 billion of committed borrowing availability under the Revolving Credit Facility and $33.6 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 80% and 88% of our total oil and gas sales in the first quarter of 2025 and 2024, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the three months ended March 31, 2025, we hedged approximately 68% of our crude oil production and approximately 62% of our natural gas production. For a summary as of March 31, 2025, of our open commodity swap contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

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

At March 31, 2025, we had a working capital deficit of $42.7 million, compared to a deficit of $43.5 million at December 31, 2024. Current assets increased by $20.9 million and current liabilities increased by $20.0 million at March 31, 2025, compared to December 31, 2024.

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

Our cash summary flows for the three months ended March 31, 2025 and 2024 are presented below:

	Three Months Ended March 31,
(In thousands, unaudited)	2025	2024
Net Cash Provided by Operating Activities	$407,426	$392,147
Net Cash Used for Investing Activities	(264,558)	(407,056)
Net Cash Provided by (Used for) Financing Activities	(118,225)	39,183
Net Increase in Cash	$24,643	$24,273

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2025 was $407.4 million, compared to $392.1 million in the same period of the prior year. This increase was primarily due to higher oil and gas sales driven by higher production volumes. Net cash provided by operating activities is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the three months ended March 31, 2025 was a surplus of $20.0 million compared to a surplus of $39.7 million in the same period of the prior year.

Cash Flows from Investing Activities

Cash flows used in investing activities during the three months ended March 31, 2025 and 2024 were $264.6 million and $407.1 million, respectively. Cash used in investing activities was higher during the three months ended March 31, 2024 because of the Delaware Acquisition, as described in Note 3 to the Company’s condensed financial statements.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the three months ended March 31, 2025, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $259.7 million, while the actual cash spend in this regard amounted to $264.0 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the three months ended March 31, 2025 and 2024 are summarized in the following table:

	Three Months Ended March 31,
(In thousands, unaudited)	2025	2024
Drilling and Development Capital Expenditures	$237.8	$272.2
Acquisition of Oil and Natural Gas Properties	25.2	134.0
Other Capital Expenditures	1.0	0.8
Total	$264.0	$407.0

Cash Flows from Financing Activities

Net cash used for financing activities was $118.2 million during the three months ended March 31, 2025, compared to net cash provided by financing activities of $39.2 million during the three months ended March 31, 2024.

For the three months ended March 31, 2025, cash used for financing activities was primarily due to $115.0 million repayment of borrowings under our Revolving Credit Facility, $41.7 million of common stock dividend payments, and $15.0 million in repurchases of common stock, partially offset by $55.0 million of net advances under our Revolving Credit Facility.

For the three months ended March 31, 2024, cash provided by financing activities was primarily due to $180.0 million borrowing under our Revolving Credit Facility, partially offset by $78.0 million repayment under our Revolving Credit Facility, $40.1 million payment for common stock dividends, and $20.0 million in repurchases of common stock.

Revolving Credit Facility

We have entered into a Revolving Credit Facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and natural gas properties. As of March 31, 2025, the Revolving Credit Facility had a borrowing base of $1.8 billion and an elected commitment amount of $1.5 billion, and we had $630.0 million in borrowings outstanding under the facility, leaving $0.9 billion in available committed borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Senior Notes due 2028

As of March 31, 2025, we had outstanding $705.1 million aggregate principal amount of our Senior Notes due 2028. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2028.

Senior Notes due 2031

As of March 31, 2025, we had outstanding $500.0 million aggregate principal amount of our Senior Notes due 2031. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2031.

Convertible Notes due 2029

As of March 31, 2025, we had outstanding $500.0 million aggregate principal amount of our Convertible Notes. See Note 4 to our condensed financial statements for further details regarding the Convertible Notes.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.  Based on current conditions and expectations, we are not presently budgeting for any material change in per well drilling and completion and other associated costs in 2025 compared to 2024.

Contractual Obligations and Commitments

Please see our disclosure of contractual obligations and commitments as of December 31, 2024, included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting estimates include impairment testing of natural gas and crude oil production properties, derivative instruments and hedging activity, and income taxes.  There were no material changes in our critical accounting estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

A description of our critical accounting policies, including estimates, was provided in Note 2 to our financial statements provided in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and, except as set forth below, have not materially changed since that report was filed.

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

The following table summarizes our open crude oil derivative contracts as of March 31, 2025, by fiscal quarter.

Crude Oil Contracts
	Swaps(1)		Collars
Contract Period	Volume (Bbls)	Weighted Average Price ($/Bbl)	Volume Ceiling (Bbls)	Volume Floor (Bbls)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Floor Price ($/Bbl)
2025(1)
Q2	2,877,658	$74.41	2,502,671	2,019,233	$77.45	$69.41
Q3	2,613,969	73.51	2,304,994	1,817,970	77.43	69.15
Q4	2,799,836	73.17	2,278,511	1,791,487	77.55	69.15
2026(1)
Q1	758,726	$71.60	2,000,726	1,569,289	$75.37	$64.58
Q2	266,657	70.31	1,340,457	904,227	74.41	66.15
Q3	269,587	70.24	1,355,187	914,163	74.41	66.15
Q4	269,587	70.15	1,355,187	914,163	74.41	66.15
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

The following table summarizes our open natural gas derivative contracts as of March 31, 2025, by fiscal quarter.

Natural Gas Contracts
	Swaps(1)		Collars
Contract Period	Volume (MMBTU)	Weighted Average Price ($/MMBTU)	Volume Ceiling (MMBTU)	Volume Floor (MMBTU)	Weighted Average Ceiling Price ($/MMBTU)	Weighted Average Floor Price ($/MMBTU)
2025(1)
Q2	8,266,664	$3.94	9,859,633	9,859,633	$4.82	$3.12
Q3	8,549,432	4.06	9,828,137	9,828,137	4.81	3.12
Q4	7,948,257	4.16	9,625,466	9,625,466	4.87	3.19
2026(1)
Q1	5,045,000	$4.10	8,498,249	8,498,249	$4.99	$3.34
Q2	4,445,000	3.85	8,784,706	8,784,706	4.99	3.34
Q3	4,140,000	3.95	8,784,706	8,784,706	4.99	3.34
Q4	2,895,000	3.97	6,289,642	6,289,642	4.91	3.31
2027(1)
Q1	155,000	$3.20	1,335,000	1,335,000	$3.86	$3.00
Q2	—	—	1,380,000	1,380,000	3.86	3.00
Q3	—	—	1,380,000	1,380,000	3.86	3.00
Q4	—	—	915,000	915,000	3.86	3.00
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

The following table summarizes our open NGL derivative contracts as of March 31, 2025, by fiscal quarter.

NGL Contracts
	Swaps
Contract Period	Volume (BBL)	Weighted Average Price ($/BBL)

2025:
Q2	4,550	$37.03
Q3	29,900	36.39
Q4	66,700	36.75
2026:
Q1	92,250	$36.00
Q2	106,925	33.32
Q3	96,600	33.03
Q4	80,500	33.32
2027:
Q1	65,250	$32.30
Q2	59,150	30.73
Q3	57,500	30.69
Q4	52,900	30.87

Interest Rate Risk

Our long-term debt as of March 31, 2025 was comprised of borrowings that contain fixed and floating interest rates. Our Senior Notes due 2028, Senior Notes due 2031, and Convertible Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement (see Note 4 to our condensed financial statements).

From time to time, the Company may use interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The following table summarizes our open interest rate derivative contracts as of March 31, 2025.

Fixed Rate Swap Agreements (in thousands)
	Swaps
Contract Period	Notional Amount	Fixed Rate	Floating Benchmark
October 1, 2024 - October 1, 2026	$25,000	3.423%	USD-SOFR CME

Changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at March 31, 2025 would cost us approximately $6.3 million in additional annual interest expense.

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

As of March 31, 2025, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our Company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended March 31, 2025.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (at period end)(2)
Month #1
January 1, 2025 to January 31, 2025	—		$—	—	$ 110.3 million
Month #2
February 1, 2025 to February 28, 2025	155,646		$32.13	155,646	105.3 million
Month #3
March 1, 2024 to March 9, 2025	179,336		$27.90	179,336	100.3 million
March 10, 2024 to March 31, 2025	214,498	(1)	$30.22	164,118	195.3 million
Total	549,480		$30.00	499,100	195.3 million
______________
(1)Includes 50,380 shares surrendered by employees in satisfaction of tax withholding obligations in connection with the vesting of restricted stock awards.

(2)On July 23, 2024, the Company’s board of directors approved and promptly announced a stock repurchase program to acquire up to $150 million of the Company’s outstanding common stock. On March 10, 2025, the Company’s board of directors approved and promptly announced an additional $100 million authorization under this stock repurchase program. The program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

(a)    None.

(b)    None.

(c)    During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•On March 3, 2025, Nicholas O’Grady (CEO) terminated his previously-disclosed Rule 10b5-1 trading arrangement that was adopted on May 24, 2024.

Item 6.  Exhibits.

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated May 23, 2024	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2024
3.4	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2023
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	April 30, 2025	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer (on behalf of Registrant)

Date:	April 30, 2025	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal financial and accounting officer (on behalf of Registrant)