Form 10-Q
period 2025-06-30
NORTHERN OIL & GAS, INC.
filed 2025-08-01
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of July 28, 2025, there were 97,594,682 shares of our common stock, par value $0.001, outstanding.

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

v

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2025

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value and share data)	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and Cash Equivalents	$25,856	$8,933
Accounts Receivable, Net	410,245	389,673
Advances to Operators	24,641	12,291
Prepaid Expenses and Other	6,517	5,271
Derivative Instruments	109,281	46,525
Income Tax Receivable	11,817	38,050
Total Current Assets	588,357	500,743

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	10,850,664	10,307,376
Unproved	35,307	42,702
Other Property and Equipment	8,678	8,197
Total Property and Equipment	10,894,649	10,358,275
Less – Accumulated Depreciation, Depletion and Impairment	(5,801,503)	(5,276,105)
Total Property and Equipment, Net	5,093,146	5,082,170

Derivative Instruments	1,311	9,832
Other Noncurrent Assets, Net	19,679	11,077

Total Assets	$5,702,493	$5,603,822

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$173,911	$202,866
Accrued Liabilities and Other	310,162	321,489
Derivative Instruments	4,124	19,915
Total Current Liabilities	488,197	544,270

Long-term Debt, Net	2,365,942	2,369,294
Deferred Tax Liability	298,749	228,038
Derivative Instruments	86,187	93,606
Asset Retirement Obligations	48,376	45,907
Other Noncurrent Liabilities	2,023	2,272

Total Liabilities	$3,289,474	$3,283,387

Commitments and Contingencies

Stockholders’ Equity
Common Stock, Par Value $0.001; 270,000,000 Shares Authorized; 97,594,682 Shares Outstanding at 6/30/2025 99,113,645 Shares Outstanding at 12/31/2024	500	501
Additional Paid-In Capital	1,731,434	1,877,416
Retained Earnings	681,085	442,518

Total Stockholders’ Equity	2,413,019	2,320,435
Total Liabilities and Stockholders’ Equity	$5,702,493	$5,603,822
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenues
Oil and Gas Sales	$574,369	$561,025	$1,151,321	$1,093,066
Gain (Loss) on Commodity Derivatives, Net	128,819	(3,428)	150,581	(141,959)
Other Revenues	3,621	3,169	7,006	6,006
Total Revenues	706,809	560,766	1,308,908	957,113

Operating Expenses
Production Expenses	121,430	100,859	235,470	206,306
Production Taxes	35,616	48,589	71,685	99,799
General and Administrative Expenses	15,628	13,538	30,109	24,931
Legal Settlement Expense	33,091	—	33,091	—
Depletion, Depreciation, Amortization and Accretion	205,741	176,612	411,432	350,570
Impairment of Oil and Gas Assets	115,576	—	115,576	—
Other Expenses	3,561	2,232	6,098	4,251

Total Operating Expenses	530,643	341,830	903,461	685,857

Income From Operations	176,166	218,936	405,447	271,256

Other Income (Expense)
Interest Expense, Net of Capitalization	(44,435)	(37,696)	(88,285)	(75,620)
Gain (Loss) on Unsettled Interest Rate Derivatives, Net	1	—	(143)	—
Other Income	46	63	546	119
Total Other Expense, Net	(44,388)	(37,633)	(87,882)	(75,501)

Income Before Income Taxes	131,778	181,303	317,565	195,755

Income Tax Expense	32,193	42,746	78,998	45,592

Net Income	$99,585	$138,556	$238,567	$150,163

Net Income Attributable to Common Stockholders	$99,585	$138,556	$238,567	$150,163

Net Income Per Common Share – Basic	$1.02	$1.38	$2.43	$1.50
Net Income Per Common Share – Diluted	$1.00	$1.36	$2.39	$1.47
Weighted Average Common Shares Outstanding – Basic	98,060,407	100,266,462	98,308,686	100,354,467
Weighted Average Common Shares Outstanding – Diluted	99,394,539	101,985,074	99,692,134	101,810,603
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash Flows from Operating Activities
Net Income	$238,567	$150,163
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization, and Accretion	411,432	350,570
Amortization of Debt Issuance Costs	4,974	4,586
Amortization of Bond Premium/Discount on Long-term Debt	(676)	(568)
Deferred Income Taxes	74,673	44,382
Unrealized (Gain) Loss on Derivative Instruments	(77,445)	169,972
Stock-Based Compensation Expense	7,353	5,301
Impairment of Oil and Gas Assets	115,576	—
Other	(48)	2,229
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(20,572)	12,190
Prepaid and Other Expenses	(1,023)	(164)
Income Tax Receivable	26,233	—
Accounts Payable	(3,058)	(398)
Accrued Interest	72	575
Accrued Liabilities and Expenses	(6,520)	(6,214)
Net Cash Provided by Operating Activities	769,538	732,624

Cash Flows from Investing Activities
Capital Expenditures on Oil and Natural Gas Properties	(591,332)	(630,179)
Purchases of Other Property and Equipment	(481)	(76)
Net Cash Used for Investing Activities	(591,813)	(630,255)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	173,000	246,000
Repayments on Revolving Credit Facility	(383,000)	(209,000)
Entry into Additional Capped Call Transactions	(16,947)	—
Issuance of Additional Convertible Notes	200,000	—
Premium Received on Additional Convertible Notes	11,194	—
Debt Issuance Costs Paid	(7,554)	(1,875)
Repurchases of Common Stock	(50,005)	(54,877)
Restricted Stock Surrenders - Tax Obligations	(1,486)	(2,712)
Common Dividends Paid	(86,004)	(80,322)
Net Cash Used for Financing Activities	(160,802)	(102,786)

Net Increase (Decrease) in Cash and Cash Equivalents	16,923	(417)

Cash and Cash Equivalents - Beginning of Period	8,933	8,195

Cash and Cash Equivalents - End of Period	25,856	7,778
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2024	99,113,645	$501	$1,877,416	$442,518	$2,320,435

Share Based Compensation	139,175	—	3,576	—	3,576
Restricted Stock Forfeitures	(1,313)	—	(1)	—	(1)
Restricted Stock Surrenders - Tax Obligations	(50,380)	—	(1,486)	—	(1,486)
Repurchases of Common Stock	(499,100)	—	(15,155)	—	(15,155)
Common Stock Dividends Declared	—	—	(44,270)	—	(44,270)
Net Income	—	—	—	138,982	138,982
March 31, 2025	98,702,027	$501	$1,820,080	$581,500	$2,402,081

Share Based Compensation	16,250	—	3,777	—	3,777
Repurchases of Common Stock	(1,123,595)	(1)	(35,349)	—	(35,350)
Entry into Additional Capped Call Transactions, Net of Deferred Tax Impact	—	—	(12,985)	—	(12,985)
Common Stock Dividends Declared	—	—	(44,089)	—	(44,089)
Net Income	—	—	—	99,585	99,585
June 30, 2025	97,594,682	$500	$1,731,434	$681,085	$2,413,019

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2023	100,761,148	$503	$2,124,963	$(77,790)	$2,047,676

Share Based Compensation	139,873	—	2,296	—	2,296
Restricted Stock Surrenders - Tax Obligations	(71,548)	—	(2,712)	—	(2,712)
Acquisitions of Oil and Natural Gas Properties	107,657	—	3,737	—	3,737
Issuance of Common Stock in Exchange for Warrants	656,297	1	(1)	—	—
Repurchases of Common Stock	(549,356)	(1)	(20,206)	—	(20,207)
Common Stock Dividends Declared	—	—	(40,418)	—	(40,418)
Net Income	—	—	—	11,606	11,606
March 31, 2024	101,044,071	$503	$2,067,660	$(66,183)	$2,001,980

Restricted Stock Forfeitures	(424)	—	(2)	—	(2)
Share Based Compensation	23,907	—	3,058	—	3,058
Repurchases of Common Stock	(895,076)	(1)	(35,217)	—	(35,218)
Common Stock Dividends Declared	—	—	(40,067)	—	(40,067)
Net Income	—	—		138,556	138,556
June 30, 2024	100,172,478	$502	$1,995,432	$72,373	$2,068,307
___________
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(UNAUDITED)

`NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

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

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024, which were included in the Company’s 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

In June 2025, the Company entered into a settlement and mutual release agreement (the “Settlement Agreement”) with an operator in North Dakota (the “Operator”). Pursuant to the Settlement Agreement, the Operator and the Company have settled and permanently released certain claims of the Company relating to certain post-production costs previously deducted from revenues. Pursuant to the settlement, the Company will receive approximately $81.7 million, recorded within Oil and Gas Sales in the accompanying condensed statements of operations. The Company expects to receive a net cash settlement of $48.6 million after deducting approximately $33.1 million in legal settlement expenses. The cash proceeds are expected to be received in the third quarter of 2025.

The Company reports volumes and revenues on a two-stream basis. Accordingly, the Company’s disaggregated revenue has two primary sources: (i) oil sales and (ii) natural gas and NGL sales. Substantially all of the Company’s sales come from four operating areas in the United States: the Williston Basin, the Permian Basin, the Appalachian Basin, and the Uinta Basin.

The following table presents the disaggregation of the Company’s oil revenues and natural gas and NGL revenues for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Oil Sales	$402,672	$488,690	$862,354	$954,369
Natural Gas and NGL Sales (1)	171,697	72,335	288,967	138,697
Total	$574,369	$561,025	$1,151,321	$1,093,066
______________
(1)    Balances for the three and six months ended June 30, 2025 include $81.7 million in legal settlement from an Operator in North Dakota.

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the exploration, development and production activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operations could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three months ended June 30, 2025, the Company’s top four operators made up 41% of total oil and natural gas sales, with two operators comprising more than 10% but less than 15%. For the six months ended June 30, 2025, the Company’s top four operators made up 40% of total oil and natural gas sales, with two operators comprising more than 10% but less than 15%. For the three months ended June 30, 2024, the Company’s top four operators made up 39% of total oil and natural gas sales, with one operator comprising more than 10% but less than 15%. For the six months ended June 30, 2024, the Company’s top four operators made up 34% of total oil and natural gas sales, with no operators comprising more than 10%.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Net Income	$99,585	$138,556	$238,567	$150,163

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	98,060,407	100,266,462	98,308,686	100,354,467
Plus: Dilutive Effect of Restricted Stock and Common Stock Warrants	1,334,132	980,385	1,383,447	1,087,022
Plus: Dilutive Effect of Convertible Notes	—	738,227	—	369,114
Weighted Average Common Shares Outstanding – Diluted	99,394,539	101,985,074	99,692,134	101,810,603

Net Income per Common Share:
Basic	$1.02	$1.38	$2.43	$1.50
Diluted	$1.00	$1.36	$2.39	$1.47

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock	63,093	—	74,873	5,315

Supplemental Cash Flow Information

The following table reflects the Company’s supplemental cash flow information for the three and six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(In thousands)	2025	2024
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$85,602	$71,553
Cash (Refunded) Paid During the Period for Income Taxes, Net	(2,295)	296

Non-cash Investing Activities:
Capital Expenditures on Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	295,758	262,988
Capitalized Asset Retirement Obligations	2,184	4,074
Compensation Capitalized in Oil and Natural Gas Properties	402	52
Issuance of Common Stock - Acquisition of Oil and Natural Gas Properties	—	3,737

Non-cash Financing Activities:
Issuance of Common Stock in Exchange for Warrants	—	23,338
Common Stock Dividends Declared, But Not Paid	44,270	40,064
Repurchases of Common Stock - Excise Tax	500	548

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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the Company’s oil and natural gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. As a result of its ceiling test, the Company recorded a non-cash impairment charge of $115.6 million in the three and six months ended June 30, 2025. The Company did not have any impairment charges in the three and six months ended June 30, 2024.

Average commodity prices have declined in recent months. If this downward trend continues, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline significantly, which could trigger the need for the Company to record an additional non-cash ceiling test impairment of its oil and natural gas property costs in future periods.

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

2025 Acquisitions

During the three and six months ended June 30, 2025, the Company acquired oil and natural gas properties through a number of smaller independent transactions for a total of $31.2 million and $36.0 million, respectively.

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

2024 Acquisitions

In addition to the closing of the Delaware Acquisition, as defined below, during the three and six months ended June 30, 2024, the Company acquired oil and natural gas properties through a number of smaller independent transactions for a total of $25.2 million and $30.1 million, respectively.

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

The results of operations from the date of the Delaware Acquisition through June 30, 2024 represented approximately $11.2 million of revenue and $4.7 million of income from operations.

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

When unproved properties are evaluated, their cost is added to costs subject to depletion and full cost ceiling calculations. For the three months ended June 30, 2025 and 2024, unproved properties of $3.8 million and $0.5 million, respectively, were transferred to evaluated leasehold costs. For the six months ended June 30, 2025 and 2024, unproved properties of $5.6 million and $1.6 million, respectively, were transferred to evaluated leasehold costs.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	June 30, 2025
(In thousands)	Principal Balance	Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$480,000	$—	$—	$480,000
Senior Notes due 2028	705,108	5,342	(5,978)	704,472
Convertible Notes due 2029	700,000	11,080	(17,354)	693,726
Senior Notes due 2031	500,000	(5,271)	(6,985)	487,744
Total	$2,385,108	$11,151	$(30,317)	$2,365,942

	December 31, 2024
	Principal Balance	Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$690,000	$—	$—	$690,000
Senior Notes due 2028	705,108	6,346	(7,097)	704,357
Convertible Notes due 2029	500,000	—	(11,780)	488,220
Senior Notes due 2031	500,000	(5,712)	(7,571)	486,717
Total	$2,395,108	$634	$(26,448)	$2,369,294
________________
(1)Debt issuance costs related to the Company’s Revolving Credit Facility of $7.7 million and $9.0 million as of June 30, 2025 and December 31, 2024, are recorded in “Other Noncurrent Assets, Net” in the balance sheets.

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

The Revolving Credit Facility is comprised of revolving loans and letters of credit and is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and natural gas properties. As of June 30, 2025, the borrowing base was $1.8 billion and the aggregate elected commitment amount was $1.6 billion. The Company’s borrowing availability under the Revolving Credit Facility is set at the lesser of the borrowing base and the elected commitment amount. The borrowing base will be redetermined semiannually on or around April 1 and October 1, with one interim “wildcard” redetermination available to each of the Company and the Agent (acting at the direction of the lenders holding at least two-thirds of commitments and loans outstanding under the Revolving Credit Facility) between scheduled redeterminations. Upon an acquisition of oil and natural gas properties with an aggregate value exceeding 5% of the borrowing base, the Company may request an additional redetermination. The Company has the option to seek commitments for term loans, which such term loans (if obtained) are capped at the least of (i) the borrowing base minus the aggregate elected commitment amount minus the then-outstanding principal amount of term loans, (ii) the aggregate elected commitment amount minus the then-outstanding principal amount of term loans and (iii) $500.0 million. Such term loans are subject to certain other terms of the Revolving Credit Facility.

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

The Revolving Credit Facility contains customary events of default and affirmative and negative covenants. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) the Net Leverage Ratio (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, and (ii) the Current Ratio (as defined in the Revolving Credit Facility) shall not be less than 1.00 to 1.00. The Company was in compliance with all applicable covenants as of June 30, 2025.

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

During 2022, the Company repurchased and retired $25.8 million in aggregate principal amount of the Senior Notes due 2028 in open market transactions for a total of $24.9 million in cash, plus accrued interest. During 2023, the Company repurchased and retired $19.1 million in aggregate principal amount of the Senior Notes due 2028 in open market transactions for a total of $18.4 million in cash, plus accrued interest. As of June 30, 2025, the Company’s liability under the 2028 Notes Indenture was approximately $705.1 million.

The Senior Notes due 2028 will mature on March 1, 2028. Interest is payable semi-annually in arrears on each March 1 and September 1 to holders of record on the February 15 and August 15 immediately preceding the related interest payment date, at a rate of 8.125% per annum. The Company may redeem all or a part of the Senior Notes due 2028 at redemption prices (expressed as percentages of principal amount) equal to 102.031% through February 28, 2026, and 100% beginning on March 1, 2026, plus accrued and unpaid interest to, but excluding, the redemption date.

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

The 2028 Notes Indenture contains customary events of default and affirmative and negative covenants. As of June 30, 2025, the Company was in compliance with all applicable covenants.

Convertible Notes due 2029

In October 2022, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (as supplemented, the “Convertible Notes Indenture”), pursuant to which the Company issued $500.0 million in aggregate principal amount of 3.625% convertible senior notes due 2029 (the “Original Convertible Notes”). On June 17, 2025, the Company issued an additional $200.0 million in aggregate principal amount of 3.625% convertible senior notes due 2029 (the “Additional Convertible Notes” and, together with the Original Convertible Notes, the “Convertible Notes”), at an issue price of 105.597% of the principal amount thereof. The proceeds of the Convertible Notes were used to refinance existing indebtedness and for other general corporate purposes. The Convertible Notes mature on April 15, 2029, unless earlier repurchased, redeemed or converted. The Convertible Notes accrue interest at a rate of 3.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year.

Before October 16, 2028, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after October 16, 2028, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of its common stock. However, upon conversion of any Convertible Notes, the conversion value, which will be determined over a period of 40 trading days, will be paid in cash up to at least the principal amount of the Convertible Notes being converted. The conversion rate and conversion price are subject to customary anti-dilution and other adjustments upon the occurrence of certain events. As of June 30, 2025, the conversion rate was 27.1209 shares of common stock per $1,000 principal amount of Convertible Notes, which represented a conversion price of approximately $36.87 per share of common stock. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Convertible Notes are redeemable, in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after April 15, 2026 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Convertible Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption. Notwithstanding the foregoing, the Company has agreed not to call any Additional Convertible Notes for redemption until the Additional Convertible Notes are “freely tradeable” (as defined in the Convertible Notes Indenture) pursuant to the proviso to the first sentence of the definition thereof.

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

The Convertible Notes Indenture contains customary events of default and affirmative and negative covenants. As of June 30, 2025, the Company was in compliance with all applicable covenants.

Capped Call Transactions

In October 2022, in connection with the Original Convertible Notes offering described above, the Company entered into privately negotiated capped call transactions (the “Original Capped Call Transactions”) with certain of the initial purchasers of the Original Convertible Notes and/or their respective affiliates and/or other financial institutions. The Company paid $36.1 million in total consideration to enter into the Original Capped Call Transactions. The Original Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, the number of shares of common stock initially underlying the Original Convertible Notes. The Original Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of Original Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted Original Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Original Capped Call Transactions was initially approximately $52.17 per share of common stock, which represents a premium of 75% over the last reported sale price of the common stock of $29.81 per share on October 11, 2022, and is subject to certain customary adjustments under the terms of the Original Capped Call Transactions.

In June 2025, in connection with the Additional Convertible Notes offering described above, the Company entered into new privately negotiated capped call transactions (the “Additional Capped Call Transactions”). The Additional Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, the number of shares of common stock initially underlying the Additional Convertible Notes. The Additional Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of Additional Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Additional Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Additional Capped Call Transactions was initially approximately $50.87 per share of common stock, which represents a premium of approximately 63% over the last reported sale price of the common stock of $31.15 per share on June 12, 2025, and is subject to certain customary adjustments under the terms of the Additional Capped Call Transactions.

As of June 30, 2025, the cap price was approximately $50.61 per share of common stock for both the Original Capped Call Transactions and the Additional Capped Call Transactions.

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

The Senior Notes due 2031 will mature on June 15, 2031. Interest is payable semi-annually in arrears on each June 15 and December 15, to holders of record on the June 1 and December 1 immediately preceding the related interest payment date, at a rate of 8.750% per annum. Prior to June 15, 2026, the Company may redeem up to 35% of the aggregate principal amount of Senior Notes due 2031, upon not less than 10 or more than 60 days’ notice, at a redemption price of 108.750% of the principal amount of the Senior Notes due 2031 redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date), in an amount not greater than the net cash proceeds of one or more equity offerings by the Company, provided that (i) at least 65% of the aggregate principal amount of Senior Notes due 2031 issued under the 2031 Notes Indenture (including any Additional Notes (as defined in the 2031 Notes Indenture) but excluding the Senior Notes due 2031 held by the Company and its Subsidiaries (as defined in the 2031 Notes Indenture)) remains outstanding immediately after the occurrence of such redemption (unless all Senior Notes due 2031 are redeemed substantially concurrently) and (ii) the redemption occurs within 180 days of the date of the closing of each such equity offering. In addition, prior to June 15, 2026, the Company may redeem all or a part of the Senior Notes due 2031, on any one or more occasions, upon not less than 10 or more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the Senior Notes due 2031 redeemed, plus an applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

On or after June 15, 2026, the Company may redeem all or a part of the Senior Notes due 2031 at redemption prices (expressed as percentages of principal amount) equal to 104.375% for the twelve-month period beginning on June 15, 2026, 102.188% for the twelve-month period beginning on June 15, 2027, and 100% beginning on June 15, 2028, plus accrued and unpaid interest to, but excluding, the redemption date.

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

The 2031 Notes Indenture contains customary event of default and certain affirmative and negative covenants. As of June 30, 2025, the Company was in compliance with all applicable covenants.

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

On May 23, 2024, the Company filed an amendment to its certificate of incorporation, which was effective upon filing, to increase the number of authorized shares of common stock, par value $0.001 per share, from 135,000,000 to 270,000,000, as approved by the Company’s stockholders at the 2024 Annual Meeting of Stockholders on May 23, 2024. As of June 30, 2025, the Company had 97,594,682 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025, the Company had zero shares of preferred stock issued and outstanding.

2025 Activity

Common Stock

During the six months ended June 30, 2025, 50,380 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with the vesting of their restricted stock awards. The total value of these shares surrendered, based on the market prices on the dates the shares were surrendered, was approximately $1.5 million.

During the six months ended June 30, 2025, 1,313 shares of the Company’s stock, previously issued as stock-based compensation, were forfeited by a former employee of the Company upon separation.

During the six months ended June 30, 2025, the Company issued 155,425 shares of its common stock to executive officers, employees, and directors as stock-based compensation (see Note 6).

Dividends

In January 2025, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.45 per share. The dividend was paid on April 30, 2025, to stockholders of record as of the close of business on March 28, 2025.

In April 2025, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.45 per share. The dividend was paid on July 31, 2025, to stockholders of record as of the close of business on June 27, 2025.

In July 2025, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.45 per share. The dividend is payable on October 31, 2025, to stockholders of record as of the close of business on September 29, 2025.

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

During the six months ended June 30, 2025, the Company repurchased 1,622,695 shares of its common stock for $50.5 million (including commissions and excise taxes) under the stock repurchase program.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION AND WARRANTS

Stock-Based Compensation

The Company maintains the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) for the purpose of making equity-based awards to employees, directors and other eligible persons. As of June 30, 2025, there were 2,625,255 shares available for future awards or settlement of awards under the 2018 Plan.

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

Service-Based RSAs

The following table reflects the outstanding service-based RSAs and activity related thereto for the six months ended June 30, 2025:

	Service-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2024	457,376	$35.36
Shares granted	155,425	27.87
Shares forfeited	(1,313)	34.88
Shares vested	(140,519)	31.72
Outstanding at June 30, 2025	470,969	$35.66

At June 30, 2025, there was $12.3 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 1.18 years. For the six months ended June 30, 2025 and 2024, the total fair value of the Company’s restricted stock awards vested was $4.1 million and $5.8 million, respectively. For the six months ended June 30, 2025, the compensation expenses associated with these awards were $4.0 million.

Performance Equity Awards

The following table reflects the outstanding RSUs that are subject to market conditions linked to TSR (“TSR Awards”) and activity related thereto for the six months ended June 30, 2025:

	TSR Awards
	Number of Units	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2024	287,990	$38.87
Units granted	223,929	21.78
Outstanding at June 30, 2025	511,919	$31.40

For the six months ended June 30, 2025, the compensation expenses associated with these awards were $2.6 million. As of June 30, 2025, the unrecognized compensation expenses for these awards were $10.4 million, which will be amortized over the remaining performance period.

In December 2023, the Company also granted performance equity awards, in the form of SARs. The final payout (if any) will be a dollar amount, which may be settled in cash, shares or a combination of both at the Company’s option. The Company plans to settle the SARs that were granted in 2023 with shares. For the six months ended June 30, 2025, the compensation expenses associated with these awards were $0.7 million. As of June 30, 2025, the unrecognized compensation expenses for these awards were $3.7 million, which will be amortized over the remaining performance period.

The Company used Monte Carlo simulation models, described above, to estimate (i) the fair value of the TSR Awards that were granted in 2023, 2024, and 2025 based on the expected outcome of the Company’s absolute TSR as well as TSR relative to the defined peer group and (ii) the fair value of the SARs that were granted in 2023 based on the expected outcome of the Company’s market capitalization appreciation rate. The Company used the following key assumptions in its Monte Carlo simulation models: (a) risk-free rates ranging from 1.7% to 4.2%, (b) dividend yield ranging from nil to 4.3%, and (c) expected volatility ranging from 56.4% to 72.3%.

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

There were no outstanding warrants or activity related thereto for the six months ended June 30, 2025.

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
Joint Development Agreement

In December 2024, the Company entered into a Joint Development Agreement (“JDA”) with an operator to jointly develop certain natural gas and NGL properties in the Appalachian Basin. Pursuant to the JDA, the Company is required to participate in and fund a share of total development capital expenses for wells spud during calendar year 2025. As of June 30, 2025, the Company’s total remaining capital commitment for wells spud in the remainder of calendar year 2025 is expected to not exceed $109.0 million for a 15% working interest.

NOTE 8     INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2025 and 2024 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to the non-deductibility of permanent items, state income taxes, and discrete items during the three and six months ended June 30, 2025 and 2024.

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

The Company had an income tax expense of approximately $32.2 million and $42.7 million for the three months ended June 30, 2025 and 2024, respectively. The effective tax rates for the three months ended June 30, 2025 and 2024 were 24.4% and 23.6%, respectively. The Company had an income tax expense of approximately $79.0 million and $45.6 million for the six months ended June 30, 2025 and 2024, respectively. The effective tax rates for the six months ended June 30, 2025 and 2024 were 24.9% and 23.3%, respectively.

The One Big Beautiful Bill (“OBBB”), which was enacted in July 2025, primarily makes permanent the tax implications of the Tax Cuts and Jobs Act from 2017. The income tax provisions expected to impact the Company include the reinstatement of the 100% additional first-year “bonus” depreciation deduction, updates to the calculation of disallowed interest, and updates to the determination of whether the Company is subject to the Corporate Alternative Minimum Tax. The Company does not expect the impact of OBBB to be material.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements at
	June 30, 2025 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$108,997	$—
Commodity Derivatives – Noncurrent Assets	—	1,311	—
Commodity Derivatives – Current Liabilities	—	(4,124)	—
Commodity Derivatives – Noncurrent Liabilities	—	(86,023)	—
Interest Rate Derivatives – Current Assets	—	284	—
Interest Rate Derivatives – Noncurrent Liabilities		(164)	—
Total	$—	$20,281	$—

	Fair Value Measurements at
	December 31, 2024 Using
(In thousands)	Quoted Prices In Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity Derivatives – Current Assets	$—	$46,365	$—
Commodity Derivatives – Noncurrent Assets	—	9,729	—
Commodity Derivatives – Current Liabilities	—	(19,915)	—
Commodity Derivatives – Noncurrent Liabilities	—	(93,606)	—
Interest Rate Derivatives – Current Assets	—	160	—
Interest Rate Derivatives – Noncurrent Assets	—	103	—
Total	$—	$(57,164)	$—

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

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s Senior Notes due 2028, Convertible Notes due 2029 and Senior Notes due 2031 was $710.4 million, $736.8 million and $513.8 million, respectively, at June 30, 2025. These fair values are based on market quotes that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the SOFR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the relevant accounting standards.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the six months ended June 30, 2025 and 2024 were approximately $2.2 million and $4.1 million, respectively.

The Company issued common stock warrants in January 2022 as a part of the purchase consideration for certain oil and natural gas properties acquired by the Company. Upon issuance, the Warrants granted holders the right to purchase 1,939,998 shares of the Company’s common stock at an exercise price equal to $28.30 per share (subject to certain adjustments), generally exercisable from April 27, 2022 until January 27, 2029. A portion of the Warrants were surrendered and cancelled in March 2023, and the remaining Warrants were surrendered and cancelled in March 2024, in each case in exchange for shares of common stock (see Note 6). The fair value of the Warrants consideration was determined by utilizing an Option Pricing Model. These non-recurring fair value measurements are primarily determined using inputs that are observable or can be corroborated by observable market data (Level 2 inputs).

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

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the six months ended June 30, 2025.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Cash Received on Settled Derivatives	$60,931	$8,896	$72,993	$28,012
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	67,888	(12,324)	77,588	(169,972)
Gain (Loss) on Commodity Derivatives, Net	$128,819	$(3,428)	$150,581	$(141,959)

The following table summarizes open commodity derivative positions as of June 30, 2025, for commodity derivatives that were entered into through June 30, 2025, for the settlement periods presented:

	2025	2026	2027	2028
Oil:
NYMEX WTI - Swaps:
Volume (Bbl)	5,965,805	5,313,057	—	—
Weighted Average Price ($/Bbl)	$72.76	$69.08	$—	$—
NYMEX WTI - Short Swaptions(1):
Volume (Bbl)	9,156,450	22,082,400	2,196,000	—
Weighted Average Price ($/Bbl)	$72.12	$69.90	$72.51	$—
NYMEX WTI - Long Swaptions(1):
Volume (Bbl)	501,875	—	—	—
Weighted Average Price ($/Bbl)	$56.25	$—	$—	$—
Argus WTI Midland CMA Diff - Basis Swaps:
Volume (Bbl)	5,453,710	5,818,291	912,500	—
Weighted Average Price ($/Bbl)	$0.96	$1.05	$1.02	$—
NYMEX WTI - Short Call Options(1):
Volume (Bbl)	2,191,072	2,701,365	4,420,515	1,921,500
Weighted Average Price ($/Bbl)	$80.36	$73.18	$79.17	$70.14
NYMEX WTI - Long Call Options(1):
Volume (Bbl)	—	204,424	—	—
Weighted Average Price ($/Bbl)	$—	$67.50	$—	$—
ICE Brent - Call Options (1):
Volume (Bbl)	—	—	—	316,590
Weighted Average Price ($/Bbl)	$—	$—	$—	$80.00
NYMEX WTI CMA - Collars:
Collar Put Volume (Bbl)	3,609,457	6,253,092	—	—

Collar Call Volume (Bbl)	4,583,505	8,988,307	—	—
Weighted Average Floor Price ($/Bbl)	$69.15	$63.84	$—	$—
Weighted Average Ceiling Price ($/Bbl)	$77.49	$72.31	$—	$—

Natural Gas:
NYMEX Henry Hub - Swaps:
Volume (MMBtu)	18,352,689	23,815,000	—	—
Weighted-Average Price ($/MMBtu)	$4.08	$4.11	$—	$—
Waha Gas Daily - Swaps:
Volume (MMBtu)	915,000	1,825,000	1,825,000	155,000
Weighted Average Price ($/MMBtu)	$3.20	$3.20	$2.98	$2.96
NYMEX Henry Hub - Short Swaptions (1):
Volume (MMBtu)	18,250,000	23,390,000	16,470,000	—
Weighted-Average Price ($/MMBtu)	$4.40	$4.08	$3.97	$—
NYMEX Henry Hub - Long Swaptions (1):
Volume (MMBtu)	—	—	7,320,000	—
Weighted-Average Price ($/MMBtu)	$—	$—	$4.00	$—
Waha - Basis Swaps:
Volume (MMBtu)	11,901,000	18,250,000	3,650,000	—
Weighted-Average Price ($/MMBtu)	$0.87	$(0.84)	$(0.78)	$—
Waha Gas Daily Average vs Henry Hub Last Day
Volume (MMBtu)	—	—	10,020,000	930,000
Weighted Average Price ($/MMBtu)	$—	$—	$(1.01)	$(1.01)
Waha Index Swaps
Volume (MMBtu)	12,061,000	18,560,000	4,890,000	—
Weighted Average Price ($/MMBtu)	$—	$—	$0.01	$—
TETCO M2 - Basis Swaps:
Volume (MMBtu)	10,120,000	27,375,000	930,000	—
Weighted-Average Price ($/MMBtu)	$(1.13)	$(1.00)	$(1.01)	$—
TCO - Basis Swaps:
Volume (MMBtu)	920,000	—	—	—
Weighted-Average Price ($/MMBtu)	$(0.87)	$—	$—	$—
NYMEX Henry Hub - Short Call Options (1):
Volume (MMBtu)	5,592,150	3,239,500	35,523,000	6,700,000
Weighted-Average Price ($/MMBtu)	$3.73	$6.00	$5.97	$4.50
NYMEX Henry Hub - Collars:
Collar Put Volume (MMBtu)	19,153,603	37,352,303	5,010,000	—
Collar Call Volume (MMBtu)	19,153,603	37,352,303	5,010,000	—
Weighted-Average Floor Price ($/MMBtu)	$3.14	$3.37	$3.00	$—
Weighted-Average Ceiling Price ($/MMBtu)	$4.85	$5.03	$3.86	$—

NGL:
OPIS - Swaps:
Volume (Bbl)	193,200	376,275	234,800	—
Weighted-Average Price ($/Bbl)	$36.54	$33.90	$31.19	$—
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

Interest Rate Derivative Instruments

At times, the Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The settlement of derivative instruments is recognized as a component of interest expense in the statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the statements of operations. The following table summarizes our open interest rate derivative contracts as of June 30, 2025.

Fixed Rate Swap Agreements
	Swaps
Contract Period	Notional Amount	Fixed Rate	Floating Benchmark
October 1, 2024 - October 1, 2026	$25,000,000	3.423%	USD-SOFR CME
May 1, 2025 - May 1, 2027	$50,000,000	3.423%	USD-SOFR CME

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at June 30, 2025 and December 31, 2024, respectively. Certain amounts may be presented on a net basis in the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

(In thousands)
Type of Commodity	Balance Sheet Location	June 30, 2025 Estimated Fair Value	December 31, 2024 Estimated Fair Value
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$89,573	$49,031
Commodity Basis Swap Contracts	Current Assets	26,828	21,419
Commodity Price Swaptions Contracts	Current Assets	1,611	5,398
Commodity Price Collar Contracts	Current Assets	65,430	46,839
Commodity Price Call Option Contracts	Current Assets	563	2,289
Commodity Price Index Swap Contracts	Current Assets	396	—
Interest Rate Swap Contracts	Current Assets	284	160
Commodity Price Swap Contracts	Noncurrent Assets	22,398	8,710
Commodity Basis Swap Contracts	Noncurrent Assets	10,400	16,513
Commodity Price Swaptions Contracts	Noncurrent Assets	1,633	—
Commodity Price Collar Contracts	Noncurrent Assets	27,397	35,652
Commodity Price Call Option Contracts	Noncurrent Assets	912	—
Commodity Price Index Swap Contracts	Noncurrent Assets	335	—
Interest Rate Swap Contracts	Noncurrent Assets	—	103
Total Derivative Assets		$247,760	$186,114

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(7,043)	$(3,667)
Commodity Basis Swap Contracts	Current Liabilities	(3,101)	(5,150)
Commodity Price Swaptions Contracts	Current Liabilities	(10,565)	(44,174)
Commodity Price Collar Contracts	Current Liabilities	(28,271)	(29,668)
Commodity Price Call Option Contracts	Current Liabilities	(7,571)	(15,867)
Commodity Price Index Swap Contracts	Current Liabilities	(1,328)	—
Commodity Price Swap Contracts	Noncurrent Liabilities	(5,609)	(3,852)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(3,927)	(2,564)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(88,235)	(44,315)
Commodity Price Collar Contracts	Noncurrent Liabilities	(25,374)	(36,327)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(45,919)	(57,693)
Commodity Price Index Swap Contracts	Noncurrent Liabilities	(372)	—
Interest Rate Swap Contracts	Noncurrent Liabilities	(164)	—
Total Derivative Liabilities		$(227,479)	$(243,278)

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  When the Company has netting arrangements with its counterparties that provide for offsetting payables against receivables from separate derivative instruments these assets and liabilities are netted in the balance sheet.  The tables presented below provide a reconciliation between the gross assets and liabilities and the amounts reflected in the balance sheets.  The amounts presented exclude derivative settlement receivables and payables as of the balance sheet dates.

	Estimated Fair Value at June 30, 2025
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$187,099	$(77,818)	$109,281
Non-Current Assets	60,661	$(59,350)	1,311
Total Derivative Assets	$247,760	$(137,168)	$110,592

Offsetting of Derivative Liabilities:
Current Liabilities	$(81,942)	$77,818	$(4,124)
Non-Current Liabilities	(145,537)	59,350	(86,187)
Total Derivative Liabilities	$(227,479)	$137,168	$(90,311)

	Estimated Fair Value at December 31, 2024
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$125,137	$(78,612)	$46,525
Non-Current Assets	60,977	$(51,145)	9,832
Total Derivative Assets	$186,114	$(129,757)	$56,357

Offsetting of Derivative Liabilities:
Current Liabilities	$(98,527)	$78,612	$(19,915)
Non-Current Liabilities	(144,751)	51,145	(93,606)
Total Derivative Liabilities	$(243,278)	$129,757	$(113,521)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of June 30, 2025.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 9 for the aggregate fair value of all derivative instruments at June 30, 2025 and December 31, 2024.

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
•the potential impact of the capped call transactions undertaken in tandem with the Convertible Notes issuances, including counterparty risk;
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

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and natural gas properties, with a core area of focus in the premier basins within the United States.  Using this strategy, we had participated in 11,292 gross (1,151.7 net) producing wells as of June 30, 2025. As of June 30, 2025, we had leased approximately 295,260 net acres, of which approximately 85% were developed and all were located in the United States.

We have grown and diversified our business significantly over the last several years through acquisitions of oil and natural gas properties. See Note 3 to our condensed financial statements for information regarding our recent acquisition activities.

Our average daily production in the second quarter of 2025 was approximately 134,094 Boe per day, of which approximately 57% was oil. This was a 9% increase in production compared to the second quarter of 2024, primarily due to production attributable to recent acquisitions and new wells added to production. During the three and six months ended June 30, 2025, we added 20.8 and 48.1 net wells to production, respectively.

Our weighted average percentage of production volumes by basin for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025
	Williston	Permian	Appalachian	Uinta	Total
Oil (Bbl)	38%	49%	—%	13%	100%
Natural Gas (Mcf)	22%	40%	36%	2%	100%
Total (Boe)	31%	45%	15%	9%	100%

	Three Months Ended June 30, 2024
	Williston	Permian	Appalachian	Uinta	Total
Oil (Bbl)	70%	64%	—%	—%	57%
Natural Gas (Mcf)	30%	36%	100%	—%	43%
Total (Boe)	39%	46%	15%	—%	100%

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

•Interest expense.  We finance a portion of our working capital requirements, capital expenditures and acquisitions with borrowings.  As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.  We capitalize a portion of the interest paid on applicable borrowings into our unproved cost pool.  We include interest expense that is not capitalized into the unproved cost pool, the amortization of deferred financing costs (including origination and amendment fees), the amortization of bond premiums and discounts, commitment fees and annual agency fees as interest expense. Further, we record the settled amounts of our interest rate derivative instruments as interest expense.

•Impairment expense. Under the full cost method of accounting, the Company is required to perform a ceiling test impairment review each quarter.  The test determines a limit, or ceiling, on the book value of the Company’s oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. As a result of its ceiling test, the Company recorded a non-cash impairment charge of $115.6 million in the three and six months ended June 30, 2025. The Company did not have any ceiling test impairment charge for the three and six months ended June 30, 2024. Average commodity prices have declined in recent months. If this downward trend continues, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline significantly, which could trigger the need for the Company to record an additional non-cash ceiling test impairment of its oil and gas property costs in future periods.

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

Our average oil price differential to the NYMEX WTI benchmark price during the three months ended June 30, 2025 was $5.31 per barrel, as compared to $3.55 per barrel for the three months ended June 30, 2024. Our average oil price differential to the NYMEX WTI benchmark price during the six months ended June 30, 2025 was $5.50 per barrel, as compared to $3.81 per barrel in the six months ended June 30, 2024. The increase in our average oil price differential year-over-year was due primarily to the addition of the Uinta Basin to our portfolio of oil and natural gas assets, pursuant to the XCL Acquisition, as described in Note 3 to the Company’s condensed financial statements.

Our net average realized gas price in the three months ended June 30, 2025 was $2.89 per Mcf, representing an 82% realization relative to the average NYMEX Henry Hub pricing. In comparison, our net average realized gas price was $2.47 per Mcf in the three months ended June 30, 2024, which represented a 106% realization relative to the average NYMEX Henry Hub pricing. Our net average realized gas price in the six months ended June 30, 2025 was $3.37 per Mcf, representing a 91% realization relative to the average NYMEX Henry Hub pricing. In comparison, our net average realized gas price was $2.21 per Mcf in the six months ended June 30, 2024, which represented a 111% realization relative to the average NYMEX Henry Hub pricing. Fluctuations in our oil and natural gas price realizations are due to several factors such as realized pricing by basin, gathering and transportation costs, transportation methods, takeaway capacity relative to production levels, regional storage capacity, seasonal refinery maintenance temporarily depressing demand, and in the case of gas realizations, the price of NGLs.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher commodity prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower commodity prices have generally had the opposite effect.  In addition, individual components of drilling costs can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant used. In recent years, we have observed inflationary pressures on drilling and other operating costs due to various factors, such as higher commodity prices, labor shortages, supply chain disruptions and other macroeconomic factors. During the six months ended June 30, 2025 and 2024, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $10.0 million and $9.4 million, respectively.

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

During the first half of 2025, a decline in oil prices occurred as a result of, among other things, (i) uncertainties regarding U.S. trade policies and tariffs driving concerns over increasing inflation, (ii) continued concerns over slowing global economic growth and resulting reductions in estimated global oil consumption, and (iii) the decision by OPEC to increase production starting in May 2025, creating additional global supply and further downward pressure on oil prices. These factors led to declining oil prices, with the NYMEX price for oil reaching $57.13 on May 5, 2025, the lowest level since the first quarter of 2021. In July 2025, OPEC announced an additional production increase for August 2025, which could further such supply-side pricing pressures on oil prices.

Although U.S. inflation rates were relatively stable during the first half of 2025, they remain slightly higher than historical averages. Inflationary pressures, such as trade tariffs, can lead to economic slowdown and/or lead to a recession, which in turn can cause a decrease in short-term or longer-term demand for commodities, resulting in oversupply and potential for lower commodity prices.

The foregoing destabilizing factors have caused dramatic fluctuations in global financial markets and uncertainty about world-wide oil and natural gas supply and demand, which in turn has increased the volatility of oil and natural gas prices. Prolonged lower oil prices and inflationary costs could impact our operating partners’ development schedule for the non-operated wells in which we have a working interest. Additionally, such prolonged depressed prices could result in a significant triggering event indicating impairment over our oil and natural gas assets. Any of the foregoing events or circumstances could impact our future sales volume, operating revenues and expenses, liquidity, per unit metrics and capital expenditures.

In light of current macroeconomic uncertainty and geopolitical tensions, including developments pertaining to Russia's invasion of Ukraine, conflicts in the Middle East and potential further imposition of domestic and foreign tariffs, we cannot predict any future volatility in or levels of commodity prices or demand for oil and natural gas.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024
Average NYMEX Prices(1)
Natural Gas (per MMbtu)	$3.51	$2.32
Oil (per Bbl)	$63.68	$80.66
_________
(1)Based on average NYMEX closing prices.

	Six Months Ended June 30,
	2025	2024
Average NYMEX Prices(1)
Natural Gas (per MMbtu)	$3.69	$2.21
Oil (per Bbl)	$67.52	$78.81
_________
(1)Based on average NYMEX closing prices.

We have entered into derivatives contracts to hedge commodity price risk on a portion of our future expected oil and natural gas production. For a summary as of June 30, 2025, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in Part I, Item 3 below. See also Note 10 to our condensed financial statements.

Results of Operations for the Three Months Ended June 30, 2025 and June 30, 2024

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended June 30,
	2025	2024	% Change
Net Production:
Oil (MBbl)	7,002	6,338	10%
Natural Gas (MMcf)	31,204	29,319	6%
Total (MBoe)	12,203	11,224	9%

Net Sales (in thousands):
Oil Sales	$402,672	$488,690	(18)%
Natural Gas and NGL Sales	171,697	72,335	137%
Gain on Settled Commodity Derivatives	60,931	8,896	585%
Gain (Loss) on Unsettled Commodity Derivatives	67,888	(12,324)
Other Revenue	3,621	3,169	14%
Total Revenues	706,809	560,766	26%

Average Sales Prices:
Oil (per Bbl) (1)	$58.37	$77.11	(24)%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	6.21	(2.30)
Oil Net of Settled Oil Derivatives (per Bbl) (1)	64.58	74.81	(14)%

Natural Gas and NGLs (per Mcf) (2)	$2.89	$2.47	17%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.56	0.80
Natural Gas and NGLs Net of Settled Natural Gas and NGL Derivatives (per Mcf) (2)	3.45	3.27	6%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives (1) (2)	$40.87	$49.98	(18)%
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	4.99	0.79
Realized Price on a Boe Basis Including Settled Commodity Derivatives (1) (2)	45.86	50.77	(10)%

Operating Expenses (in thousands):
Production Expenses	$121,430	$100,859	20%
Production Taxes	35,616	$48,589	(27)%
General and Administrative Expenses	15,628	$13,538	15%
Depletion, Depreciation, Amortization and Accretion	205,741	$176,612	16%
Other Expense	3,561	2,232	60%

Costs and Expenses (per Boe):
Production Expenses	$9.95	$8.99	11%
Production Taxes	2.92	4.33	(33)%
General and Administrative Expenses	1.28	1.21	6%
Depletion, Depreciation, Amortization and Accretion	16.86	15.73	7%

Net Producing Wells at Period End	1,151.7	1,015.2	13%
______________
(1) Excludes the impact of certain non-cash adjustments to oil revenues.
(2) Excludes the impact of a legal settlement (See Note 2 to our condensed financial statements).

Oil and Natural Gas Sales

In the second quarter of 2025, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $574.4 million, compared to $561.0 million in the second quarter of 2024. In the second quarter of 2025, we recorded a legal settlement of approximately $81.7 million expected from an operator in North Dakota to resolve our claims related to certain post-production costs previously deducted from revenues (see Note 2 to our condensed financial statements).

Excluding the impact of the legal settlement, oil and natural gas sales would have declined by 12%, principally due to an 18% weighted average decrease in realized prices, partially offset by a 9% increase in production volumes.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 9% increase in production levels in the second quarter of 2025 compared to the same period of 2024.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our net result from commodity derivatives trade was a gain of $128.8 million in the second quarter of 2025, compared to a loss of $3.4 million in the second quarter of 2024. Net gain or loss on commodity derivatives is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the second quarter of 2025, we realized a gain on settled commodity derivatives of $60.9 million, compared to a gain of $8.9 million in the second quarter of 2024. For the second quarter of 2025, we realized a gain on our unsettled commodity derivative of $67.9 million, compared to a loss of $12.3 million in the second quarter of 2024.

Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2025, all of our unsettled derivative contracts are recorded at their fair values, which was a net asset of $20.3 million, a change of $77.4 million from the $57.2 million net liability recorded as of December 31, 2024. The change in the net fair value or our unsettled derivative contracts at June 30, 2025 as compared to December 31, 2024 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2024. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $121.4 million in the second quarter of 2025, compared to $100.9 million in the second quarter of 2024. On a per unit basis, production expenses were $9.95 per Boe in the second quarter of 2025 compared to $8.99 per Boe in the second quarter of 2024. The increase in our production expenses in the second quarter of 2025 compared to the second quarter of 2024 was primarily due to a 9% increase in production volumes and a 13% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $35.6 million in the second quarter of 2025, compared to $48.6 million in the second quarter of 2024. As a percentage of oil and natural gas sales, our production taxes were 7.2% and 8.7% in the second quarter of 2025 and 2024, respectively. The fluctuation in our production taxes and average production tax rates year-over-year was primarily due to a higher proportion of our 2025 production coming from the Permian basin, which has a relatively lower average production tax rate.

General and Administrative Expenses

General and administrative expenses were $15.6 million in the second quarter of 2025, or $1.28 per Boe, compared to $13.5 million in the second quarter of 2024, or $1.21 per Boe. The increase was primarily driven by a higher personnel headcount as well as the timing of share-based compensation and professional fees, partially offset by lower acquisition related expenses.

Legal Settlement Expense

In the second quarter of 2025, we incurred legal expenses of approximately $33.1 million in conjunction with our $81.7 million receivable from an operator in North Dakota, pursuant to a legal settlement resolving our claims related to certain post-production costs previously deducted from revenues (see Note 2 to our condensed financial statements).

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $205.7 million in the second quarter of 2025, compared to $176.6 million in the second quarter of 2024. Depletion expense, the largest component of DD&A, increased by $29.0 million in the second quarter of 2025 compared to the second quarter of 2024, primarily due to a 9% increase in production volumes year-over-year. On a per unit basis, depletion expense was $16.76 per Boe in the second quarter of 2025 compared to $15.64 per Boe in the second quarter of 2024. The higher depletion rate per Boe was primarily driven by a higher depletable cost base as the result of the closing of several larger acquisitions in 2024. Depreciation, amortization and accretion was $1.2 million and $1.1 million in the second quarter of 2025 and 2024, respectively. The following table summarizes DD&A expense per Boe for the second quarter of 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Depletion	$16.76	$15.64	$1.12	7%
Depreciation, Amortization and Accretion	0.10	0.09	0.01	11%
Total DD&A Expense	$16.86	$15.73	$1.13	7%

Impairment Expense

In the second quarter of 2025, the Company recorded a non-cash impairment charge of $115.6 million as a result of its full cost ceiling test. The Company did not have any ceiling test impairment for the three months ended June 30, 2024.

Interest Expense

Interest expense, net of capitalized interest, was $44.4 million in the second quarter of 2025 compared to $37.7 million in the second quarter of 2024. The increase was primarily due to higher levels of debt pursuant to borrowings to fund the Company’s recent acquisition activities.

Income Tax

During the second quarter of 2025, we recorded income tax expense of $32.2 million, as compared to $42.7 million recorded for the second quarter of 2024. The lower income tax expense in the second quarter of 2025 was driven by a lower taxable income as compared to the same period in 2024.

Results of Operations for the Six Months Ended June 30, 2025 and June 30, 2024

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Six Months Ended June 30,
	2025	2024	% Change
Net Production:
Oil (MBbl)	14,083	12,724	11%
Natural Gas (MMcf)	61,597	56,212	10%
Total (MBoe)	24,349	22,093	10%

Net Sales (in thousands):
Oil Sales	$862,354	$954,369	(10)%
Natural Gas and NGL Sales	288,967	138,697	108%
Gain on Settled Commodity Derivatives	72,993	28,012	161%
Gain (Loss) on Unsettled Commodity Derivatives	77,588	(169,972)
Other Revenue	7,006	6,006	17%
Total Revenues	1,308,908	957,114	37%

Average Sales Prices:
Oil (per Bbl) (1)	$62.01	$75.00	(17)%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	3.87	(1.57)
Oil Net of Settled Oil Derivatives (per Bbl) (1)	65.88	73.43	(10)%

Natural Gas and NGLs (per Mcf) (2)	$3.37	$2.47	36%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.30	0.85
Natural Gas and NGLs Net of Settled Natural Gas and NGL Derivatives (per Mcf) (2)	3.67	3.32	11%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives (1) (2)	$44.38	$49.48	(10)%
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	3.00	1.27
Realized Price on a Boe Basis Including Settled Commodity Derivatives (1) (2)	47.38	50.75	(7)%

Operating Expenses (in thousands):
Production Expenses	$235,470	$206,306	14%
Production Taxes	71,685	99,799	(28)%
General and Administrative Expenses	30,109	24,931	21%
Depletion, Depreciation, Amortization and Accretion	411,432	350,570	17%
Other Expense	6,098	$4,251	43%

Costs and Expenses (per Boe):
Production Expenses	$9.67	$9.34	4%
Production Taxes	2.94	4.52	(35)%
General and Administrative Expenses	1.24	1.13	10%
Depletion, Depreciation, Amortization and Accretion	16.90	15.87	6%

Net Producing Wells at Period End	1,151.7	1,015.2	13%
______________
(1) Excludes the impact of certain non-cash adjustments to oil revenues.
(2) Excludes the impact of a legal settlement (See Note 2 to our condensed financial statements).

Oil and Natural Gas Sales

In the first six months of 2025, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $1,151.3 million, compared to $1,093.1 million in the first six months of 2024. In the first six months of 2025, we recorded a legal settlement of approximately $81.7 million expected from an operator in North Dakota to resolve our claims related to certain post-production costs previously deducted from revenues (see Note 2 to our condensed financial statements).

Excluding the impact of the legal settlement, oil and natural gas sales would have declined by 2%, principally due to a 10% decrease in realized prices, partially offset by a 10% increase in production volumes.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 10% increase in production levels in the first six months of 2025 compared to the same period of 2024.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our net result from commodity derivatives trade was a gain of $150.6 million in the first six months of 2025, compared to a loss of $142.0 million in the first six months of 2024. Net gain or loss on commodity derivatives is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first six months of 2025, we realized a gain on settled commodity derivatives of $73.0 million, compared to a gain of $28.0 million in the first six months of 2024. For the first six months of 2025, we realized a gain on our unsettled commodity derivative of $77.6 million, compared to a loss of $170.0 million in the first six months of 2024.

Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2025, all of our unsettled derivative contracts are recorded at their fair values, which was a net asset of $20.3 million, a change of $77.4 million from the $57.2 million net liability recorded as of December 31, 2024. The change in the net fair value or our unsettled derivative contracts at June 30, 2025 as compared to December 31, 2024 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2024. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $235.5 million in the first six months of 2025, compared to $206.3 million in the first six months of 2024. On a per unit basis, production expenses were $9.67 per Boe in the first six months of 2025 compared to $9.34 per Boe in the first six months of 2024. The increase in our production expenses in the first six months of 2025 compared to the first six months of 2024 was primarily due to a 10% increase in production volumes and a 13% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $71.7 million in the first six months of 2025, compared to $99.8 million in the first six months of 2024. As a percentage of oil and natural gas sales, our production taxes were 6.7% and 9.1% in the first six months of 2025 and 2024, respectively. The fluctuation in our production taxes and average production tax rates year-over-year was primarily due to a higher proportion of our 2025 production coming from the Permian basin, which has a relatively lower average production tax rate.

General and Administrative Expenses

General and administrative expenses were $30.1 million in the first six months of 2025, or $1.24 per Boe, compared to $24.9 million in the first six months of 2024, or $1.13 per Boe. The increase was primarily driven by a higher personnel headcount as well as the timing of share-based compensation and professional fees, partially offset by lower acquisition related expenses.

Legal Settlement Expense

In the first six months of 2025, we incurred legal expenses of approximately $33.1 million in conjunction with our $81.7 million receivable from an operator in North Dakota, pursuant to a legal settlement resolving our claims related to certain post-production costs previously deducted from revenues (see Note 2 to our condensed financial statements).

Depletion, Depreciation, Amortization and Accretion

DD&A was $411.4 million in the first six months of 2025, compared to $350.6 million in the first six months of 2024. Depletion expense, the largest component of DD&A, increased by $60.6 million in the first six months of 2025 compared to the first six months of 2024, primarily due to a 10% increase in production volumes year-over-year. On a per unit basis, depletion expense was $16.80 per Boe in the first six months of 2025 compared to $15.77 per Boe in the first six months of 2024. The higher depletion rate per Boe was primarily driven by a higher depletable cost base as the result of the closing of several larger acquisitions in 2024. Depreciation, amortization and accretion was $2.4 million and $2.1 million in the first six months of 2025 and 2024, respectively. The following table summarizes DD&A expense per Boe for the first six months of quarter of 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Depletion	$16.80	$15.77	$1.03	7%
Depreciation, Amortization and Accretion	0.10	0.10	—	—%
Total DD&A Expense	$16.90	$15.87	$1.03	6%

Impairment Expense

In the first six months of 2025, the Company recorded a non-cash impairment charge of $115.6 million as a result of its full cost ceiling test. The Company did not have any ceiling test impairment for the first six months of 2024.

Interest Expense

Interest expense, net of capitalized interest, was $88.3 million in the first six months of 2025 compared to $75.6 million in the first six months of 2024. The increase was primarily due to higher levels of debt pursuant to borrowings to fund the Company’s recent acquisition activities.

Income Tax

During the first six months of 2025, we recorded income tax expense of $79.0 million, as compared to $45.6 million recorded for the first six months of 2024. The higher income tax expense in the first six months of 2025 was driven by a higher taxable income as compared to the same period in 2024.

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

During the six months ended June 30, 2025, we repurchased and retired 1,622,695 shares of our common stock for total consideration of $50.0 million (excluding brokerage commissions and excise taxes), or an average price of $30.82 per share.

On June 17, 2025, we issued $200.0 million in aggregate principal amount of Additional Convertible Notes at an issue price of 105.597% of the principal amount thereof, the proceeds of which were used to reduce borrowings under our Revolving Credit Facility and for other general corporate purposes.

As of June 30, 2025, we had outstanding total debt of $2.4 billion consisting of $480.0 million of borrowings under our Revolving Credit Facility, $705.1 million aggregate principal amount of our Senior Notes due 2028, $700.0 million aggregate principal amount of our Convertible Notes due 2029, and $500.0 million aggregate principal amount of our Senior Notes due 2031.

As of June 30, 2025, we had total liquidity of $1.1 billion, consisting of $1.1 billion of committed borrowing availability under the Revolving Credit Facility and $25.9 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Excluding the impact of the legal settlement from the operator in North Dakota discussed in Note 2 to our condensed financial statements, oil accounted for 82% and 87% of our total oil and gas sales in the second quarter of 2025 and 2024, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the six months ended June 30, 2025, we hedged approximately 68% of our crude oil production and approximately 60% of our natural gas production. For a summary as of June 30, 2025, of our open commodity swap contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

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

At June 30, 2025, we had a working capital surplus of $100.2 million, compared to a deficit of $43.5 million at December 31, 2024. Current assets increased by $87.6 million and current liabilities decreased by $56.1 million at June 30, 2025, compared to December 31, 2024.

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

Our cash summary flows for the six months ended June 30, 2025 and 2024 are presented below:

	Six Months Ended June 30,
(In thousands, unaudited)	2025	2024
Net Cash Provided by Operating Activities	$769,538	$732,624
Net Cash Used for Investing Activities	(591,813)	(630,255)
Net Cash Used for Financing Activities	(160,802)	(102,786)
Net Increase (Decrease) in Cash	$16,923	$(417)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 was $769.5 million, compared to $732.6 million in the same period of the prior year. This increase was primarily due to cash receipts from the state of New Mexico as reimbursement for taxes previously withheld by operators.

Cash Flows from Investing Activities

Cash flows used in investing activities during the six months ended June 30, 2025 and 2024 were $591.8 million and $630.3 million, respectively. Cash used in investing activities was higher during the six months ended June 30, 2024 because of the Delaware Acquisition, as described in Note 3 to the Company’s condensed financial statements.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the six months ended June 30, 2025, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $535.9 million, while the actual cash spend in this regard amounted to $591.3 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the six months ended June 30, 2025 and 2024 are summarized in the following table:

	Six Months Ended June 30,
(In thousands, unaudited)	2025	2024
Drilling and Development Capital Expenditures	$478.6	$459.9
Acquisition of Oil and Natural Gas Properties	110.8	168.6
Other Capital Expenditures	1.9	1.7
Total	$591.3	$630.2

Cash Flows from Financing Activities

Net cash used for financing activities was $160.8 million during the six months ended June 30, 2025, compared to net cash used for financing activities of $102.8 million during the six months ended June 30, 2024.

For the six months ended June 30, 2025, cash used for financing activities was primarily due to $210.0 million net repayment of borrowings under our Revolving Credit Facility, $86.0 million of common stock dividend payments, $50.0 million in repurchases of common stock, and $16.9 million from the entry into Additional Capped Call Transactions, partially offset by the issuance of $200.0 million in aggregate principal amount of Additional Convertible Notes at an issue price of 105.597% of the principal amount thereof.

For the six months ended June 30, 2024, cash used for financing activities was primarily due to $80.3 million payment for common stock dividends and $54.9 million in repurchases of common stock, partially offset by net borrowings of $37.0 million under our Revolving Credit Facility.

Revolving Credit Facility

We have entered into a Revolving Credit Facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and natural gas properties. As of June 30, 2025, the Revolving Credit Facility had a borrowing base of $1.8 billion and an elected commitment amount of $1.6 billion, and we had $480.0 million in borrowings outstanding under the facility, leaving $1.1 billion in available committed borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Senior Notes due 2028

As of June 30, 2025, we had outstanding $705.1 million aggregate principal amount of our Senior Notes due 2028. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2028.

Senior Notes due 2031

As of June 30, 2025, we had outstanding $500.0 million aggregate principal amount of our Senior Notes due 2031. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2031.

Convertible Notes due 2029

As of June 30, 2025, we had outstanding $700.0 million aggregate principal amount of our Convertible Notes. See Note 4 to our condensed financial statements for further details regarding the Convertible Notes.

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

The following table summarizes our open crude oil derivative contracts as of June 30, 2025, by fiscal quarter.

Crude Oil Contracts
	Swaps(1)		Collars
Contract Period	Volume (Bbls)	Weighted Average Price ($/Bbl)	Volume Ceiling (Bbls)	Volume Floor (Bbls)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Floor Price ($/Bbl)
2025(1)
Q3	2,935,969	$72.76	2,304,994	1,817,970	$77.43	$69.15
Q4	3,029,836	72.75	2,278,511	1,791,487	77.55	69.15
2026(1)
Q1	1,433,726	$69.84	3,121,226	2,446,789	$72.98	$62.94
Q2	1,040,157	68.11	2,245,907	1,563,977	71.35	63.55
Q3	1,419,587	69.06	1,810,587	1,121,163	72.33	65.01
Q4	1,419,587	69.04	1,810,587	1,121,163	72.33	65.01
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

The following table summarizes our open natural gas derivative contracts as of June 30, 2025, by fiscal quarter.

Natural Gas Contracts
	Swaps(1)		Collars
Contract Period	Volume (MMBTU)	Weighted Average Price ($/MMBTU)	Volume Ceiling (MMBTU)	Volume Floor (MMBTU)	Weighted Average Ceiling Price ($/MMBTU)	Weighted Average Floor Price ($/MMBTU)
2025(1)
Q3	9,469,432	$3.99	9,368,137	9,368,137	$4.80	$3.10
Q4	9,798,257	4.08	9,785,466	9,785,466	4.89	3.19
2026(1)
Q1	7,415,000	$4.12	10,278,249	10,278,249	$5.07	$3.36
Q2	6,285,000	3.93	10,314,706	10,314,706	5.05	3.37
Q3	5,980,000	4.00	9,704,706	9,704,706	5.02	3.39
Q4	5,960,000	4.10	7,054,642	7,054,642	4.95	3.37
2027(1)
Q1	450,000	$3.04	1,335,000	1,335,000	$3.86	$3.00
Q2	460,000	2.96	1,380,000	1,380,000	3.86	3.00
Q3	460,000	2.96	1,380,000	1,380,000	3.86	3.00
Q4	455,000	2.96	915,000	915,000	3.86	3.00
2028(1)
Q1	155,000	$2.96	—	—	$—	$—

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

The following table summarizes our open NGL derivative contracts as of June 30, 2025, by fiscal quarter.

NGL Contracts
	Swaps
Contract Period	Volume (BBL)	Weighted Average Price ($/BBL)

2025:
Q3	59,800	36.16
Q4	133,400	36.71
2026:
Q1	92,250	36.00
Q2	106,925	33.32
Q3	96,600	33.03
Q4	80,500	33.32
2027:
Q1	65,250	32.30
Q2	59,150	30.73
Q3	57,500	30.69
Q4	52,900	30.87

Interest Rate Risk

Our long-term debt as of June 30, 2025 was comprised of borrowings that contain fixed and floating interest rates. Our Senior Notes due 2028, Senior Notes due 2031, and Convertible Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement (see Note 4 to our condensed financial statements).

From time to time, the Company may use interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The following table summarizes our open interest rate derivative contracts as of June 30, 2025.

Fixed Rate Swap Agreements (in thousands)
	Swaps
Contract Period	Notional Amount	Fixed Rate	Floating Benchmark
October 1, 2024 - October 1, 2026	$25,000	3.423%	USD-SOFR CME
May 1, 2025 - May 1, 2027	$50,000	3.423%	USD-SOFR CME

Changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at June 30, 2025 would cost us approximately $4.1 million in additional annual interest expense.

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

As of June 30, 2025, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

None, except to the extent previously reported by the Company in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (at period end)(1)
Month #1
April 1, 2025 to April 30, 2025	—	$—	—	$ 195.3 million
Month #2
May 1, 2025 to May 31, 2025	—	$—	—	$ 195.3 million
Month #3
June 1, 2025 to June 30, 2025	1,123,595	$31.15	1,123,595	$ 160.3 million
Total	1,123,595	$31.15	1,123,595	$ 160.3 million
______________
(1)On July 23, 2024, the Company’s board of directors approved and promptly announced a stock repurchase program to acquire up to $150 million of the Company’s outstanding common stock. On March 10, 2025, the Company’s board of directors approved and promptly announced an additional $100 million authorization under this stock repurchase program. The program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

(a)    None.

(b)    None.

(c)    During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated May 23, 2024	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2024
3.4	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2023
4.1	First Supplemental Indenture, dated June 17, 2025, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2025
10.1	Purchase Agreement, dated June 12, 2025, by and between Northern Oil and Gas, Inc. and Morgan Stanley & Co. LLC., as representative of the several other initial purchasers named in Schedule 1 thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2025
10.2	Form of Capped Call Confirmation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2025
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	August 1, 2025	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer (on behalf of Registrant)

Date:	August 1, 2025	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal financial and accounting officer (on behalf of Registrant)