Form 10-Q
period 2025-09-30
NORTHERN OIL & GAS, INC.
filed 2025-11-07
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 3, 2025, there were 97,602,978 shares of our common stock, par value $0.001, outstanding.

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

“Bopd.” Barrel of oil per day.

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

v

NORTHERN OIL AND GAS, INC.
FORM 10-Q

September 30, 2025

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value and share data)	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and Cash Equivalents	$31,648	$8,933
Accounts Receivable, Net	333,957	389,673
Advances to Operators	24,251	12,291
Prepaid Expenses and Other	6,816	5,271
Derivative Instruments	129,169	46,525
Income Tax Receivable	16,642	38,050
Total Current Assets	542,483	500,743

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	11,174,354	10,307,376
Unproved	74,704	42,702
Other Property and Equipment	8,916	8,197
Total Property and Equipment	11,257,974	10,358,275
Less – Accumulated Depreciation, Depletion and Impairment	(6,318,690)	(5,276,105)
Total Property and Equipment, Net	4,939,284	5,082,170

Derivative Instruments	1,009	9,832
Other Noncurrent Assets, Net	11,413	11,077

Total Assets	$5,494,189	$5,603,822

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$160,259	$202,866
Accrued Liabilities and Other	334,505	321,489
Derivative Instruments	578	19,915
Total Current Liabilities	495,342	544,270

Long-term Debt, Net	2,345,879	2,369,294
Deferred Tax Liability	263,247	228,038
Derivative Instruments	94,071	93,606
Asset Retirement Obligations	49,354	45,907
Other Noncurrent Liabilities	1,898	2,272

Total Liabilities	$3,249,791	$3,283,387

Commitments and Contingencies

Stockholders’ Equity
Common Stock, Par Value $0.001; 270,000,000 Shares Authorized; 97,602,978 Shares Outstanding at 9/30/2025 99,113,645 Shares Outstanding at 12/31/2024	500	501
Additional Paid-In Capital	1,691,887	1,877,416
Retained Earnings	552,011	442,518

Total Stockholders’ Equity	2,244,398	2,320,435
Total Liabilities and Stockholders’ Equity	$5,494,189	$5,603,822
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenues
Oil and Gas Sales	$482,243	$513,541	$1,633,564	$1,606,607
Gain on Commodity Derivatives, Net	70,769	238,150	221,350	96,191
Other Revenues	3,625	1,947	10,631	7,953
Total Revenues	556,637	753,638	1,865,545	1,710,751

Operating Expenses
Production Expenses	118,316	106,902	353,786	313,209
Production Taxes	28,688	14,671	100,373	114,470
General and Administrative Expenses	14,102	10,005	44,210	34,936
Legal Settlement Expense	—	—	33,091	—
Depletion, Depreciation, Amortization and Accretion	199,351	185,657	610,783	536,227
Impairment of Oil and Gas Assets	318,674	—	434,250	—
Other Expenses	3,267	2,463	9,366	6,713

Total Operating Expenses	682,398	319,698	1,585,859	1,005,555

Income (Loss) From Operations	(125,761)	433,940	279,686	705,196

Other Income (Expense)
Interest Expense	(42,975)	(36,837)	(131,260)	(112,458)
Loss on Unsettled Interest Rate Derivatives, Net	(131)	(20)	(274)	(20)
Other Income	65	140	611	260
Total Other Expense, Net	(43,041)	(36,717)	(130,923)	(112,218)

Income (Loss) Before Income Taxes	(168,802)	397,223	148,763	592,978

Income Tax Expense (Benefit)	(39,728)	98,777	39,270	144,369

Net Income (Loss)	$(129,074)	$298,446	$109,493	$448,609

Net Income (Loss) Attributable to Common Stockholders	$(129,074)	$298,446	$109,493	$448,609

Net Income (Loss) Per Common Share – Basic	$(1.33)	$3.00	$1.12	$4.48
Net Income (Loss) Per Common Share – Diluted	$(1.33)	$2.96	$1.10	$4.42
Weighted Average Common Shares Outstanding – Basic	97,123,889	99,494,313	97,909,414	100,065,656
Weighted Average Common Shares Outstanding – Diluted	97,123,889	100,724,784	99,405,539	101,446,567
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash Flows from Operating Activities
Net Income	$109,493	$448,609
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization, and Accretion	610,783	536,227
Amortization of Debt Issuance Costs	7,979	6,991
Amortization of Bond Premium/Discount on Long-term Debt	(1,693)	(855)
Deferred Income Taxes	39,171	142,250
Unrealized Gain on Derivative Instruments	(92,693)	(38,450)
Stock-Based Compensation Expense	11,448	8,402
Impairment of Oil and Gas Assets	434,250	—
Other	(72)	517
Changes in Working Capital and Other Items:
Accounts Receivable, Net	55,716	53,598
Prepaid and Other Expenses	(1,322)	(1,126)
Income Tax Receivable	21,408	(33,324)
Accounts Payable	(5,938)	(1,656)
Accrued Interest	2,755	1,815
Accrued Liabilities and Expenses	1,373	(4,613)
Net Cash Provided by Operating Activities	1,192,658	1,118,385

Cash Flows from Investing Activities
Capital Expenditures on Oil and Natural Gas Properties	(943,671)	(1,012,003)
Purchases of Other Property and Equipment	(719)	(113)
Net Cash Used for Investing Activities	(944,390)	(1,012,116)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	288,000	428,000
Repayments on Revolving Credit Facility	(519,000)	(314,000)
Entry into Additional Capped Call Transactions	(16,947)	—
Issuance of Additional Convertible Notes	200,000	—
Premium Received on Additional Convertible Notes	11,194	—
Debt Issuance Costs Paid	(7,608)	(1,878)
Repurchases of Common Stock	(50,005)	(69,328)
Restricted Stock Surrenders - Tax Obligations	(1,486)	(2,712)
Common Dividends Paid	(129,701)	(120,190)
Net Cash Used for Financing Activities	(225,553)	(80,108)

Net Increase in Cash and Cash Equivalents	22,715	26,161

Cash and Cash Equivalents - Beginning of Period	8,933	8,195

Cash and Cash Equivalents - End of Period	31,648	34,356
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2024	99,113,645	$501	$1,877,416	$442,518	$2,320,435

Share Based Compensation	139,175	—	3,576	—	3,576
Restricted Stock Forfeitures	(1,313)	—	(1)	—	(1)
Restricted Stock Surrenders - Tax Obligations	(50,380)	—	(1,486)	—	(1,486)
Repurchases of Common Stock	(499,100)	—	(15,155)	—	(15,155)
Common Stock Dividends Declared	—	—	(44,270)	—	(44,270)
Net Income	—	—	—	138,982	138,982
March 31, 2025	98,702,027	$501	$1,820,080	$581,500	$2,402,081

Share Based Compensation	16,250	—	3,777	—	3,777
Repurchases of Common Stock	(1,123,595)	(1)	(35,349)	—	(35,350)
Entry into Additional Capped Call Transactions, Net of Deferred Tax Impact	—	—	(12,985)	—	(12,985)
Common Stock Dividends Declared	—	—	(44,089)	—	(44,089)
Net Income	—	—	—	99,585	99,585
June 30, 2025	97,594,682	$500	$1,731,434	$681,085	$2,413,019

Share Based Compensation	16,229	—	4,154	—	4,154
Restricted Stock Forfeitures	(7,933)	—	(58)	—	(58)
Excise Tax Effect on Repurchase of Common Stock	—	—	271	—	271
Common Stock Dividends Declared	—	—	(43,914)	—	(43,914)
Net Loss	—	—	—	(129,074)	(129,074)
September 30, 2025	97,602,978	$500	$1,691,887	$552,011	$2,244,398

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
December 31, 2023	100,761,148	$503	$2,124,963	$(77,790)	$2,047,676

Share Based Compensation	139,873	—	2,296	—	2,296
Restricted Stock Surrenders - Tax Obligations	(71,548)	—	(2,712)	—	(2,712)
Acquisitions of Oil and Natural Gas Properties	107,657	—	3,737	—	3,737
Issuance of Common Stock in Exchange for Warrants	656,297	1	(1)	—	—
Repurchases of Common Stock	(549,356)	(1)	(20,206)	—	(20,207)
Common Stock Dividends Declared	—	—	(40,418)	—	(40,418)
Net Income	—	—	—	11,606	11,606
March 31, 2024	101,044,071	$503	$2,067,660	$(66,183)	$2,001,980

Restricted Stock Forfeitures	(424)	—	(2)	—	(2)
Share Based Compensation	23,907	—	3,058	—	3,058
Repurchases of Common Stock	(895,076)	(1)	(35,217)	—	(35,218)
Common Stock Dividends Declared	—	—	(40,067)	—	(40,067)
Net Income	—	—		138,556	138,556
June 30, 2024	100,172,478	$502	$1,995,432	$72,373	$2,068,307

Share Based Compensation	49,987	—	3,048	—	3,048
Repurchases of Common Stock	(397,301)	—	(14,598)	—	(14,598)
Common Stock Dividends Declared	—	—	(41,701)	—	(41,701)
Net Income	—	—	—	298,446	298,446
September 30, 2024	99,825,164	$502	$1,942,181	$370,819	$2,313,502
___________
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

Out-of-Period Adjustments

During the three months ended September 30, 2024, the Company identified certain errors in its previously issued financial statements that were corrected through cumulative out-of-period adjustments in the condensed financial statements as of and for the three and nine months ended September 30, 2024. The errors related, primarily, to improper classifications of income taxes withheld by the state of New Mexico, from January 2021 through June 2024, that were recorded as production tax expense. As a result, the Company recorded an out-of-period adjustment of approximately $32.1 million in the three months ended September 30, 2024 to record an income tax receivable, offset by a reduction in production taxes. Further, in the three months ended September 30, 2024, the Company recorded an out-of-period adjustment of approximately $6.7 million to income tax expense, offset by an increase in deferred tax liabilities. These errors understated net income for the fiscal years ended December 31, 2023, 2022, and 2021, by approximately $9.3 million, $11.2 million, and $0.5 million, respectively. Management considered qualitative and quantitative factors and concluded the out-of-period adjustments were immaterial to 2024 and each of the applicable periods.

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

In November 2024, the FASB issued ASU 2024-04 Debt - Debt With Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments. The objective of the standard is to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt with Conversion and Other Options. This standard will affect entities that settle convertible debt instruments for which the conversion privileges are changed to induce conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect the adoption of this standard to have a material impact on its financial statements and related disclosures.

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

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption of this standard is not expected to have an impact on our financial statements but it will result in more detailed and enhanced footnote disclosures.

Revenue Recognition

The Company’s revenues are primarily derived from its interests in the sales of oil and natural gas production. The Company recognizes revenue from its interests in the sales of crude oil and natural gas in the period that its performance obligations are satisfied. Performance obligations are satisfied when the customer obtains control of the product, when the Company has no further obligations to perform related to the sale, when the transaction price has been determined and when collectability is probable. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable, net in the condensed balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received. Historically, differences have been insignificant. Accordingly, the variable consideration is not constrained.

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

In June 2025, the Company entered into a settlement and mutual release agreement (the “Settlement Agreement”) with an operator in North Dakota (the “Operator”). Pursuant to the Settlement Agreement, the Operator and the Company have settled and permanently released certain claims of the Company relating to certain post-production costs previously deducted from revenues. Pursuant to the settlement, the Company received approximately $81.7 million, recorded within Oil and Gas Sales in the accompanying condensed statements of operations. The Company received a net cash settlement of $48.6 million after deducting approximately $33.1 million in legal settlement expenses. The cash proceeds were received in the third quarter of 2025.

The Company reports volumes and revenues on a two-stream basis. Accordingly, the Company’s disaggregated revenue has two primary sources: (i) oil sales and (ii) natural gas and NGL sales. Substantially all of the Company’s sales come from four operating areas in the United States: the Williston Basin, the Permian Basin, the Appalachian Basin, and the Uinta Basin.

The following table presents the disaggregation of the Company’s oil revenues and natural gas and NGL revenues for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Oil Sales	$400,537	$468,547	$1,262,891	$1,422,916
Natural Gas and NGL Sales (1)	81,706	44,994	370,673	183,691
Total	$482,243	$513,541	$1,633,564	$1,606,607
______________
(1)    Balances for the nine months ended September 30, 2025 include $81.7 million in legal settlement from an Operator in North Dakota.

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the exploration, development and production activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operations could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three months ended September 30, 2025, the Company’s top four operators made up 42% of total oil and natural gas sales, with two operators comprising more than 10% but less than 15%. For the nine months ended September 30, 2025, the Company’s top four operators made up 40% of total oil and natural gas sales, with two operators comprising more than 10% but less than 15%. For the three months ended September 30, 2024, the Company’s top four operators made up 40% of total oil and natural gas sales, with one operator comprising more than 10% but less than 15%. For the nine months ended September 30, 2024, the Company’s top four operators made up 39% of total oil and natural gas sales, with one operator comprising more than 10% but less than 15%.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Net Income (Loss) Attributable to Common Stockholders	$(129,074)	$298,446	$109,493	$448,609

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	97,123,889	99,494,313	97,909,414	100,065,656
Plus: Dilutive Effect of Restricted Stock and Common Stock Warrants	—	1,114,845	1,496,125	1,096,297
Plus: Dilutive Effect of Convertible Notes	—	115,626	—	284,614
Weighted Average Common Shares Outstanding – Diluted	97,123,889	100,724,784	99,405,539	101,446,567

Net Income (Loss) per Common Share:
Basic	$(1.33)	$3.00	$1.12	$4.48
Diluted	$(1.33)	$2.96	$1.10	$4.42

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock	1,756,481	180	36,710	5,495

Supplemental Cash Flow Information

The following table reflects the Company’s supplemental cash flow information for the three and nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$124,463	$106,228
Cash (Refunded) Paid During the Period for Income Taxes, Net	(2,295)	332

Non-cash Investing Activities:
Capital Expenditures on Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	295,334	232,620
Capitalized Asset Retirement Obligations	3,285	5,295
Compensation Capitalized in Oil and Natural Gas Properties	531	—
Issuance of Common Stock - Acquisition of Oil and Natural Gas Properties	—	3,737

Non-cash Financing Activities:
Issuance of Common Stock in Exchange for Warrants	—	23,338
Common Stock Dividends Declared, But Not Paid	43,914	42,092
Repurchases of Common Stock - Excise Tax	229	693

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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the Company’s oil and natural gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. As a result of its ceiling test, the Company recorded a non-cash impairment charge of approximately $318.7 million and $434.3 million in the three and nine months ended September 30, 2025, respectively. The Company did not have any impairment charges in the three and nine months ended September 30, 2024.

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

2025 Acquisitions

During the three and nine months ended September 30, 2025, the Company acquired oil and natural gas properties through a number of smaller independent transactions for a total of $59.8 million and $95.8 million, respectively.

In August 2025, the Company completed its acquisition of certain oil and natural gas properties, interests and related assets in the Uinta basin from a private seller, effective July 1, 2025. The total consideration paid to the seller at closing, net to the Company, was approximately $98.3 million in cash, a portion of which was funded by a $9.8 million acquisition deposit paid in June 2025.

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

2024 Acquisitions

In addition to the closing of the Delaware Acquisition, as defined below, during the three and nine months ended September 30, 2024, the Company acquired oil and natural gas properties through a number of smaller independent transactions for a total of $11.1 million and $26.0 million, respectively.

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

When unproved properties are evaluated, their cost is added to costs subject to depletion and full cost ceiling calculations. For the three months ended September 30, 2025 and 2024, unproved properties of $1.4 million and $1.6 million, respectively, were transferred to evaluated leasehold costs. For the nine months ended September 30, 2025 and 2024, unproved properties of $7.0 million and $3.3 million, respectively, were transferred to evaluated leasehold costs.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	September 30, 2025
(In thousands)	Principal Balance	Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$459,000	$—	$—	$459,000
Senior Notes due 2028 (2)	705,108	4,833	(5,409)	704,532
Convertible Notes due 2029	700,000	10,350	(16,262)	694,088
Senior Notes due 2031	500,000	(5,049)	(6,692)	488,259
Total	$2,364,108	$10,134	$(28,363)	$2,345,879

	December 31, 2024
	Principal Balance	Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$690,000	$—	$—	$690,000
Senior Notes due 2028	705,108	6,346	(7,097)	704,357
Convertible Notes due 2029	500,000	—	(11,780)	488,220
Senior Notes due 2031	500,000	(5,712)	(7,571)	486,717
Total	$2,395,108	$634	$(26,448)	$2,369,294
________________
(1)Unamortized debt issuance costs related to the Company’s Revolving Credit Facility of $6.7 million and $9.0 million as of September 30, 2025 and December 31, 2024, are recorded in “Other Noncurrent Assets, Net” in the balance sheets.
(2)Subsequent to September 30, 2025, in October 2025, upon successfully completing the issuance of $725.0 million in aggregate principal amount of its Senior Notes due 2033 (as defined herein), the Company repurchased approximately 97.14% of its outstanding Senior Notes due 2028, representing approximately $684.9 million in aggregate principal amount, for a total amount of $699.9 million, inclusive of tender premium and accrued interest due. Approximately $20.2 million in aggregate principal of the Senior Notes due 2028 remained outstanding after the Repurchase Event (as defined below).

Revolving Credit Facility

In June 2022, the Company entered into a Third Amended and Restated Credit Agreement (as amended, modified, or supplemented through the date of this filing, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent and collateral agent (“Agent”), and the lenders from time to time party thereto, which amended and restated the Company’s prior revolving credit facility that was entered into in November 2019. As of September 30, 2025, the Revolving Credit Facility was scheduled to mature on June 7, 2027.

Subsequent to September 30, 2025, in November 2025, the Company entered into a Fourth Amended and Restated Credit Agreement governing the Revolving Credit Facility (the “Fourth Amendment and Restatement”), which extended the maturity date to November 2030, and made certain other changes noted below.

The Revolving Credit Facility is comprised of revolving loans and letters of credit and is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to the Company and its subsidiaries’ (if any) oil and natural gas properties. As of September 30, 2025, the borrowing base was $1.8 billion and the aggregate elected commitment amount was $1.6 billion. These amounts were unchanged by the Fourth Amendment and Restatement. The Company’s borrowing availability under the Revolving Credit Facility is set at the lesser of the borrowing base and the elected commitment amount. The borrowing base will be redetermined semiannually on or around April 1 and October 1, with one interim “wildcard” redetermination available to each of the Company and the Agent (acting at the direction of the lenders holding at least two-thirds of commitments and loans outstanding under the Revolving Credit Facility) between scheduled redeterminations. Upon an acquisition of oil and natural gas properties with an aggregate value exceeding 5% of the borrowing base, the Company may request an additional redetermination. The Company has the option to seek commitments for term loans, which such term loans (if obtained) are capped at the least of (i) the borrowing base minus the aggregate elected commitment amount minus the then-outstanding principal amount of term loans, (ii) the aggregate elected commitment amount minus the then-outstanding principal amount of term loans and (iii) $500.0 million. Such term loans are subject to certain other terms of the Revolving Credit Facility.

At the Company’s option, borrowings under the Revolving Credit Facility shall bear interest at the base rate or SOFR plus an applicable margin. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the Agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 125 to 225 basis points (which was reduced to 75 to 175 basis points by the Fourth Amendment and Restatement), and the applicable margin for SOFR loans ranges from 225 to 325 basis points (which was reduced to 175 to 275 basis points by the Fourth Amendment and Restatement), in each case depending on the percentage of the borrowing base utilized.

The Revolving Credit Facility contains customary events of default and affirmative and negative covenants. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) the Net Leverage Ratio (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, and (ii) the Current Ratio (as defined in the Revolving Credit Facility) shall not be less than 1.00 to 1.00. The Company was in compliance with all applicable covenants as of September 30, 2025.

The Company’s obligations under the Revolving Credit Facility are secured by mortgages on not less than 90% (which was reduced to 85% by the Fourth Amendment and Restatement) of the value of proven reserves associated with the oil and natural gas properties included in the determination of the borrowing base. Additionally, the Company entered into a Guaranty and Collateral Agreement in favor of the Agent for the secured parties, pursuant to which the Company’s obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets.

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

During 2022, the Company repurchased and retired $25.8 million in aggregate principal amount of the Senior Notes due 2028 in open market transactions for a total of $24.9 million in cash, plus accrued interest. During 2023, the Company repurchased and retired $19.1 million in aggregate principal amount of the Senior Notes due 2028 in open market transactions for a total of $18.4 million in cash, plus accrued interest. As of September 30, 2025, the Company’s liability under the 2028 Notes Indenture was approximately $705.1 million.

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

The 2028 Notes Indenture contains customary events of default and affirmative and negative covenants. As of September 30, 2025, the Company was in compliance with all applicable covenants.

In September 2025, the Company announced a cash tender offer for any and all of its outstanding Senior Notes due 2028, upon the terms and conditions set forth in the Offer to Purchase, dated as of September 22, 2025, and the related Letter of Transmittal and Notice of Guaranteed Delivery (the “Tender Offer”).

Pursuant to the terms of the Tender Offer, holders who validly tendered their Senior Notes due 2028 prior to 5:00 p.m., New York City time, on September 26, 2025, and whose Senior Notes due 2028 were accepted for purchase were entitled to receive the tender consideration equal to $1,015 per $1,000 principal amount of Senior Notes due 2028 accepted for purchase. The Tender Offer was contingent upon, among other things, the Company’s consummation, on terms and conditions satisfactory to the Company, of the Company’s concurrent offering for the Senior Notes due 2033 and the receipt of net proceeds therefrom.

Subsequent to September 30, 2025, in October 2025, upon successfully completing the issuance of its Senior Notes due 2033, the Company repurchased approximately 97.14% of its outstanding Senior Notes due 2028, representing approximately $684.9 million in aggregate principal amount, for a total amount of $699.9 million, inclusive of tender premium and accrued interest due (the “Repurchase Event”). The Repurchase Event resulted in a loss on debt extinguishment of approximately $10.8 million, primarily due to the tender premium. Approximately $20.2 million in aggregate principal of the Senior Notes due 2028 remained outstanding after the Repurchase Event.

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

Before October 16, 2028, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after October 16, 2028, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of its common stock. However, upon conversion of any Convertible Notes, the conversion value, which will be determined over a period of 40 trading days, will be paid in cash up to at least the principal amount of the Convertible Notes being converted. The conversion rate and conversion price are subject to customary anti-dilution and other adjustments upon the occurrence of certain events. As of September 30, 2025, the conversion rate was 27.1209 shares of common stock per $1,000 principal amount of Convertible Notes, which represented a conversion price of approximately $36.87 per share of common stock. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Convertible Notes are redeemable, in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after April 15, 2026 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Convertible Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption. Notwithstanding the foregoing, the Company has agreed not to call any Additional Convertible Notes for redemption until the Additional Convertible Notes are “freely tradeable” (as defined in the Convertible Notes Indenture) pursuant to the provison to the first sentence of the definition thereof.

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

The Convertible Notes Indenture contains customary events of default and affirmative and negative covenants. As of September 30, 2025, the Company was in compliance with all applicable covenants.

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

In June 2025, in connection with the Additional Convertible Notes offering described above, the Company entered into new privately negotiated capped call transactions (the “Additional Capped Call Transactions”). The Additional Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes, the number of shares of common stock initially underlying the Additional Convertible Notes. The Additional Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of Additional Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Additional Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Additional Capped Call Transactions was initially approximately $50.61 per share of common stock, which represents a premium of approximately 63% over the last reported sale price of the common stock of $31.15 per share on June 12, 2025, and is subject to certain customary adjustments under the terms of the Additional Capped Call Transactions.

As of September 30, 2025, the cap price was approximately $50.33 per share of common stock for both the Original Capped Call Transactions and the Additional Capped Call Transactions.

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
The 2031 Notes Indenture contains customary event of default and certain affirmative and negative covenants. As of September 30, 2025, the Company was in compliance with all applicable covenants.

Senior Notes due 2033

Subsequent to September 30, 2025, in October 2025, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (the “2033 Notes Indenture”), pursuant to which the Company issued $725.0 million in aggregate principal amount of the Company’s 7.875% senior notes due 2033 (the “Senior Notes due 2033”). The proceeds of the Senior Notes due 2033 were used primarily to fund the purchase of the Senior Notes due 2028 validly tendered and accepted for purchase pursuant to the Tender Offer, and for general corporate purposes.

The Senior Notes due 2033 will mature on October 15, 2033. Interest is payable semi-annually in arrears on each April 15 and October 15, to holders of record on the April 1 and October 1 immediately preceding the related interest payment date, at a rate of 7.875% per annum. Prior to October 15, 2028, the Company may redeem up to 40% of the aggregate principal amount of Senior Notes due 2033, upon not less than 10 or more than 60 days’ notice, at a redemption price of 107.875% of the principal amount of the Senior Notes due 2033 redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date), in an amount not greater than the net cash proceeds of one or more equity offerings by the Company, provided that (i) at least 60% of the aggregate principal amount of Senior Notes due 2033 issued under the 2033 Notes Indenture (including any Additional Notes (as defined in the 2033 Notes Indenture) but excluding the Senior Notes due 2033 held by the Company and its Subsidiaries (as defined in the 2033 Notes Indenture)) remains outstanding immediately after the occurrence of such redemption (unless all Senior Notes due 2033 are redeemed substantially concurrently) and (ii) the redemption occurs within 180 days of the date of the closing of each such equity offering. In addition, prior to October 15, 2028, the Company may redeem all or a part of the Senior Notes due 2033, on any one or more occasions, upon not less than 10 or more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the Senior Notes due 2033 redeemed, plus an applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

On or after October 15, 2028 the Company may redeem all or a part of the Senior Notes due 2033 at redemption prices (expressed as percentages of principal amount) equal to 103.938% for the twelve-month period beginning on October 15, 2028, 101.969% for the twelve-month period beginning on October 15, 2029, and 100% beginning on October 15, 2030, plus accrued and unpaid interest to, but excluding, the redemption date.

If a Change of Control Triggering Event (as defined in the 2033 Notes Indenture) occurs, each holder of Senior Notes due 2033 may require the Company to repurchase all or any part of that holder’s Senior Notes due 2033 for cash at a price equal to 101% of the aggregate principal amount of the Senior Notes due 2033 repurchased, plus any accrued and unpaid interest on the Senior Notes due 2033 repurchased to, but excluding, the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date on or prior to the date of purchase).

The 2033 Notes Indenture contains customary event of default and certain affirmative and negative covenants.

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

On May 23, 2024, the Company filed an amendment to its certificate of incorporation, which was effective upon filing, to increase the number of authorized shares of common stock, par value $0.001 per share, from 135,000,000 to 270,000,000, as approved by the Company’s stockholders at the 2024 Annual Meeting of Stockholders on May 23, 2024. As of September 30, 2025, the Company had 97,602,978 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, the Company had zero shares of preferred stock issued and outstanding.

2025 Activity

Common Stock

During the nine months ended September 30, 2025, 50,380 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with the vesting of their restricted stock awards. The total value of these shares surrendered, based on the market prices on the dates the shares were surrendered, was approximately $1.5 million.

During the nine months ended September 30, 2025, 9,246 shares of the Company’s stock, previously issued as stock-based compensation, were forfeited by former employees of the Company upon separation.

During the nine months ended September 30, 2025, the Company issued 171,654 shares of its common stock to executive officers, employees, and directors as stock-based compensation (see Note 6).

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

In July 2025, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.45 per share. The dividend was paid on October 31, 2025, to stockholders of record as of the close of business on September 29, 2025.

In November 2025, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.45 per share. The dividend is payable on January 30, 2026, to stockholders of record as of the close of business on December 30, 2025.

Stock Repurchase Program

In May 2022, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  In July 2024, the Company’s board of directors terminated the prior stock repurchase program, which was substantially depleted, and approved a new stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock. In March 2025, the Company’s board of directors approved a $100.0 million increase to the authorization under this stock repurchase program. The stock repurchase program allows the Company to repurchase its shares from time to time in the open market in block transactions and in negotiated transactions.

During the nine months ended September 30, 2025, the Company repurchased 1,622,695 shares of its common stock for $50.2 million (including commissions and excise taxes) under the stock repurchase program.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION AND WARRANTS

Stock-Based Compensation

The Company maintains the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) for the purpose of making equity-based awards to employees, directors and other eligible persons. As of September 30, 2025, there were 2,616,959 shares available for future awards or settlement of awards under the 2018 Plan.

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

Service-Based RSAs

The following table reflects the outstanding service-based RSAs and activity related thereto for the nine months ended September 30, 2025:

	Service-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2024	457,376	$35.36
Shares granted	171,654	27.58
Shares forfeited	(9,246)	31.92
Shares vested	(156,748)	31.00
Outstanding at September 30, 2025	463,036	$34.03

At September 30, 2025, there was $10.5 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 1.08 years. For the nine months ended September 30, 2025 and 2024, the total fair value of the Company’s restricted stock awards vested was $4.5 million and $5.8 million, respectively. For the nine months ended September 30, 2025, the compensation expenses associated with these awards were $6.0 million.

Performance Equity Awards

The following table reflects the outstanding RSUs that are subject to market conditions linked to TSR (“TSR Awards”) and activity related thereto for the nine months ended September 30, 2025:

	TSR Awards
	Number of Units	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2024	287,990	$38.87
Units granted	223,929	21.78
Outstanding at September 30, 2025	511,919	$31.40

For the nine months ended September 30, 2025, the compensation expenses associated with these awards were $4.4 million. As of September 30, 2025, the unrecognized compensation expenses for these awards were $8.7 million, which will be amortized over the remaining performance period.

In December 2023, the Company also granted performance equity awards, in the form of SARs. The final payout (if any) will be a dollar amount, which may be settled in cash, shares or a combination of both at the Company’s option. The Company plans to settle the SARs that were granted in 2023 with shares. For the nine months ended September 30, 2025, the compensation expenses associated with these awards were $1.1 million. As of September 30, 2025, the unrecognized compensation expenses for these awards were $3.3 million, which will be amortized over the remaining performance period.

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

There were no outstanding warrants or activity related thereto for the nine months ended September 30, 2025.

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

Joint Development Agreement

In December 2024, the Company entered into a Joint Development Agreement (“JDA”) with an operator to jointly develop certain natural gas and NGL properties in the Appalachian Basin. Pursuant to the JDA, the Company is required to participate in and fund a share of total development capital expenses for wells spud during calendar year 2025. As of September 30, 2025, the Company’s total remaining capital commitment for wells spud in the remainder of calendar year 2025 is expected to not exceed $32.3 million for a 15% working interest.

NOTE 8     INCOME TAXES

Income tax expense or benefits during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes or benefits for the three and nine months ended September 30, 2025 and 2024 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income (loss) primarily due to the non-deductibility of permanent items, state income taxes, and discrete items during the three and nine months ended September 30, 2025 and 2024.

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

The One Big Beautiful Bill (“OBBB”), which was enacted in July 2025, primarily makes permanent the tax implications of the Tax Cuts and Jobs Act from 2017. The income tax provisions include the reinstatement of the 100% additional first-year “bonus” depreciation deduction, updates to the calculation of disallowed interest, and updates to the determination of whether the Company is subject to the Corporate Alternative Minimum Tax.

The Company had an income tax benefit of approximately $39.7 million and an income tax expense of $98.8 million for the three months ended September 30, 2025 and 2024, respectively. The effective tax rates for the three months ended September 30, 2025 and 2024 were 23.5% and 24.9%, respectively. The Company had an income tax expense of approximately $39.3 million and $144.4 million for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rates for the nine months ended September 30, 2025 and 2024 were 26.4% and 24.3%, respectively.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements at
	September 30, 2025 Using
(In thousands)	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
Commodity Derivatives – Current Assets	$—	$190,146	$—	$(61,130)	$129,016
Commodity Derivatives – Noncurrent Assets	—	30,496	—	(29,487)	1,009
Commodity Derivatives – Current Liabilities	—	(61,708)	—	61,130	(578)
Commodity Derivatives – Noncurrent Liabilities	—	(123,395)	—	29,487	(93,908)
Interest Rate Derivatives – Current Assets	—	153	—	—	153
Interest Rate Derivatives – Noncurrent Liabilities		(163)	—	—	(163)
Total	$—	$35,529	$—	$—	$35,529

	Fair Value Measurements at
	December 31, 2024 Using
(In thousands)	Level 1	Level 2	Level 3	Effect of Counterparty Netting	Total
Commodity Derivatives – Current Assets	$—	$124,977	$—	$(78,612)	$46,365
Commodity Derivatives – Noncurrent Assets	—	60,874	—	(51,145)	9,729
Commodity Derivatives – Current Liabilities	—	(98,527)	—	78,612	(19,915)
Commodity Derivatives – Noncurrent Liabilities	—	(144,751)	—	51,145	(93,606)
Interest Rate Derivatives – Current Assets	—	160	—	—	160
Interest Rate Derivatives – Noncurrent Assets	—	103	—	—	$103
Total	$—	$(57,164)	$—	$—	$(57,164)

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

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s Senior Notes due 2028, Convertible Notes due 2029 and Senior Notes due 2031 was $716.6 million, $711.9 million and $516.9 million, respectively, at September 30, 2025. These fair values are based on market quotes that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the SOFR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the relevant accounting standards.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the nine months ended September 30, 2025 and 2024 were approximately $3.3 million and $5.3 million, respectively.

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

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the nine months ended September 30, 2025.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Cash Received on Settled Derivatives	$55,390	$29,709	$128,383	$57,721
Non-Cash Mark-to-Market Gain on Derivatives	15,379	208,441	92,967	38,470
Gain on Commodity Derivatives, Net	$70,769	$238,150	$221,350	$96,191

The following table summarizes open commodity derivative positions as of September 30, 2025, for commodity derivatives that were entered into through September 30, 2025, for the settlement periods presented:

	2025	2026	2027	2028
Oil:
NYMEX WTI - Swaps:
Volume (Bbl)	3,029,836	6,142,007	—	—
Weighted Average Price ($/Bbl)	$72.37	$68.99	$—	$—
NYMEX WTI - Short Swaptions(1):
Volume (Bbl)	8,375,450	22,542,400	2,196,000	—
Weighted Average Price ($/Bbl)	$71.94	$69.85	$72.51	$—
NYMEX WTI - Long Swaptions(1):
Volume (Bbl)	501,875	—	—	—
Weighted Average Price ($/Bbl)	$56.25	$—	$—	$—
Argus WTI Midland CMA Diff - Basis Swaps:
Volume (Bbl)	2,683,358	6,730,791	912,500	—
Weighted Average Price ($/Bbl)	$0.96	$1.04	$1.02	$—
NYMEX WTI - Short Call Options(1):
Volume (Bbl)	1,095,536	2,701,365	4,420,515	2,602,300
Weighted Average Price ($/Bbl)	$80.36	$73.18	$79.17	$71.39
NYMEX WTI - Long Call Options(1):
Volume (Bbl)	—	204,424	—	—
Weighted Average Price ($/Bbl)	$—	$67.50	$—	$—
ICE Brent - Call Options (1):
Volume (Bbl)	—	—	—	316,590
Weighted Average Price ($/Bbl)	$—	$—	$—	$80.00
NYMEX WTI CMA - Collars:
Collar Put Volume (Bbl)	1,791,487	6,528,092	—	—
Collar Call Volume (Bbl)	2,278,511	9,263,307	—	—

Weighted Average Floor Price ($/Bbl)	$69.15	$63.67	$—	$—
Weighted Average Ceiling Price ($/Bbl)	$77.55	$72.24	$—	$—

Natural Gas:
NYMEX Henry Hub - Swaps:
Volume (MMBtu)	11,338,257	28,080,000	—	—
Weighted-Average Price ($/MMBtu)	$4.07	$4.14	$—	$—
Waha Gas Daily - Swaps:
Volume (MMBtu)	455,000	1,825,000	1,825,000	155,000
Weighted Average Price ($/MMBtu)	$3.20	$3.20	$2.98	$2.96
NYMEX Henry Hub - Short Swaptions (1):
Volume (MMBtu)	18,250,000	32,515,000	16,470,000	—
Weighted-Average Price ($/MMBtu)	$4.40	$4.34	$3.97	$—
NYMEX Henry Hub - Long Swaptions (1):
Volume (MMBtu)	—	—	7,320,000	—
Weighted-Average Price ($/MMBtu)	$—	$—	$8.94	$—
Waha - Basis Swaps:
Volume (MMBtu)	5,737,000	18,250,000	7,300,000	—
Weighted-Average Price ($/MMBtu)	$(0.85)	$(0.84)	$(0.87)	$—
Waha Gas Daily Average vs Henry Hub Last Day
Volume (MMBtu)	—	—	10,020,000	930,000
Weighted Average Price ($/MMBtu)	$—	$—	$(1.01)	$(1.01)
Waha Index Swaps
Volume (MMBtu)	5,887,000	18,560,000	4,890,000	310,000
Weighted Average Price ($/MMBtu)	$—	$—	$(0.01)	$(0.02)
TETCO M2 - Basis Swaps:
Volume (MMBtu)	5,060,000	27,375,000	8,230,000	620,000
Weighted-Average Price ($/MMBtu)	$(1.16)	$(1.00)	$(0.97)	$(0.96)
TCO - Basis Swaps:
Volume (MMBtu)	460,000	—	—	—
Weighted-Average Price ($/MMBtu)	$(0.87)	$—	$—	$—
NYMEX Henry Hub - Short Call Options (1):
Volume (MMBtu)	2,229,550	5,379,500	35,523,000	6,700,000
Weighted-Average Price ($/MMBtu)	$3.73	$5.60	$5.97	$4.50
NYMEX Henry Hub - Collars:
Collar Put Volume (MMBtu)	9,785,466	37,352,303	5,010,000	—
Collar Call Volume (MMBtu)	9,785,466	37,352,303	5,010,000	—
Weighted-Average Floor Price ($/MMBtu)	$3.19	$3.37	$3.00	$—
Weighted-Average Ceiling Price ($/MMBtu)	$4.89	$5.03	$3.86	$—

NGL:
OPIS - Swaps:
Volume (Bbl)	133,400	376,275	234,800	—
Weighted-Average Price ($/Bbl)	$36.71	$33.90	$31.19	$—
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

Interest Rate Derivative Instruments

At times, the Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The settlement of derivative instruments is recognized as a component of interest expense in the statements of operations. The mark-to-market component of these derivative instruments is recognized in loss on unsettled interest rate derivatives, net in the statements of operations. The following table summarizes our open interest rate derivative contracts as of September 30, 2025.

Fixed Rate Swap Agreements (in thousands)
	Swaps
Contract Period	Notional Amount	Fixed Rate	Floating Benchmark
October 1, 2024 - October 1, 2026	$25,000	3.423%	USD-SOFR CME
May 1, 2025 - May 1, 2027	$50,000	3.423%	USD-SOFR CME
October 1, 2025 - October 1, 2027	$50,000	3.300%	USD-SOFR CME

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at September 30, 2025 and December 31, 2024, respectively. Certain amounts may be presented on a net basis in the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

(In thousands)
Type of Commodity	Balance Sheet Location	September 30, 2025 Estimated Fair Value	December 31, 2024 Estimated Fair Value
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$83,805	$49,031
Commodity Basis Swap Contracts	Current Assets	37,656	21,419
Commodity Price Swaptions Contracts	Current Assets	2,729	5,398
Commodity Price Collar Contracts	Current Assets	61,843	46,839
Commodity Price Call Option Contracts	Current Assets	454	2,289
Commodity Price Index Swap Contracts	Current Assets	3,659	—
Interest Rate Swap Contracts	Current Assets	153	160
Commodity Price Swap Contracts	Noncurrent Assets	12,561	8,710
Commodity Basis Swap Contracts	Noncurrent Assets	3,359	16,513
Commodity Price Collar Contracts	Noncurrent Assets	14,052	35,652
Commodity Price Call Option Contracts	Noncurrent Assets	435	—
Commodity Price Index Swap Contracts	Noncurrent Assets	89	—
Interest Rate Swap Contracts	Noncurrent Assets	—	103
Total Derivative Assets		$220,795	$186,114

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(2,564)	$(3,667)
Commodity Basis Swap Contracts	Current Liabilities	(6,711)	(5,150)
Commodity Price Swaptions Contracts	Current Liabilities	(21,164)	(44,174)
Commodity Price Collar Contracts	Current Liabilities	(24,930)	(29,668)
Commodity Price Call Option Contracts	Current Liabilities	(5,874)	(15,867)
Commodity Price Index Swap Contracts	Current Liabilities	(465)	—
Commodity Price Swap Contracts	Noncurrent Liabilities	(3,286)	(3,852)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(7,636)	(2,564)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(58,154)	(44,315)
Commodity Price Collar Contracts	Noncurrent Liabilities	(13,197)	(36,327)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(40,658)	(57,693)
Commodity Price Index Swap Contracts	Noncurrent Liabilities	(464)	—
Interest Rate Swap Contracts	Noncurrent Liabilities	(163)	—
Total Derivative Liabilities		$(185,266)	$(243,278)

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

	Estimated Fair Value at September 30, 2025
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$190,299	$(61,130)	$129,169
Non-Current Assets	30,496	$(29,487)	1,009
Total Derivative Assets	$220,795	$(90,617)	$130,178

Offsetting of Derivative Liabilities:
Current Liabilities	$(61,708)	$61,130	$(578)
Non-Current Liabilities	(123,558)	29,487	(94,071)
Total Derivative Liabilities	$(185,266)	$90,617	$(94,649)

	Estimated Fair Value at December 31, 2024
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$125,137	$(78,612)	$46,525
Non-Current Assets	60,977	$(51,145)	9,832
Total Derivative Assets	$186,114	$(129,757)	$56,357

Offsetting of Derivative Liabilities:
Current Liabilities	$(98,527)	$78,612	$(19,915)
Non-Current Liabilities	(144,751)	51,145	(93,606)
Total Derivative Liabilities	$(243,278)	$129,757	$(113,521)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of September 30, 2025.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 9 for the aggregate fair value of all derivative instruments at September 30, 2025 and December 31, 2024.

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

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and natural gas properties, with a core area of focus in the premier basins within the United States.  Using this strategy, we had participated in 11,469 gross (1,174.2 net) producing wells as of September 30, 2025. As of September 30, 2025, we had leased approximately 296,108 net acres, of which approximately 84% were developed and all were located in the United States.

We have grown and diversified our business significantly over the last several years through acquisitions of oil and natural gas properties. See Note 3 to our condensed financial statements for information regarding our recent acquisition activities.

Our average daily production in the third quarter of 2025 was approximately 131,054 Boe per day, of which approximately 55% was oil. This was a 8% increase in production compared to the third quarter of 2024, primarily due to production attributable to recent acquisitions and new wells added to production. During the three and nine months ended September 30, 2025, we added 16.5 and 74.7 net wells to production, respectively.

Our weighted average percentage of production volumes by basin for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025
	Williston	Permian	Appalachian	Uinta	Total
Oil (Bbl)	37%	48%	1%	14%	100%
Natural Gas (Mcf)	24%	36%	38%	2%	100%
Total (Boe)	31%	43%	18%	8%	100%

	Three Months Ended September 30, 2024
	Williston	Permian	Appalachian	Uinta	Total
Oil (Bbl)	48%	51%	1%	—%	100%
Natural Gas (Mcf)	29%	40%	31%	—%	100%
Total (Boe)	40%	46%	14%	—%	100%

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

•Production expenses.  Production expenses are daily costs incurred to bring oil and natural gas out of the ground and to the market, together with the daily costs incurred to maintain our producing properties. Such costs also include field personnel compensation, natural gas processing, salt water disposal, utilities, maintenance, repairs and servicing expenses related to our oil and natural gas properties.

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

•Impairment expense. Under the full cost method of accounting, the Company is required to perform a ceiling test impairment review each quarter.  The test determines a limit, or ceiling, on the book value of the Company’s oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. As a result of its ceiling test, the Company recorded a non-cash impairment charge of $318.7 million and $434.3 million in the three and nine months ended September 30, 2025. The Company did not have any ceiling test impairment charge for the three and nine months ended September 30, 2024. Average commodity prices have declined in recent months. If this downward trend continues, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline significantly, which could trigger the need for the Company to record an additional non-cash ceiling test impairment of its oil and gas property costs in future periods.

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

Our average oil price differential to the NYMEX WTI benchmark price during the three months ended September 30, 2025 was $3.89 per barrel, as compared to $3.45 per barrel for the three months ended September 30, 2024. Our average oil price differential to the NYMEX WTI benchmark price during the nine months ended September 30, 2025 was $4.93 per barrel, as compared to $3.69 per barrel in the nine months ended September 30, 2024. The increase in our average oil price differential year-over-year was due primarily to the addition of the Uinta Basin to our portfolio of oil and natural gas assets, pursuant to the XCL Acquisition, as described in Note 3 to the Company’s condensed financial statements.

Our net average realized gas price in the three months ended September 30, 2025 was $2.52 per Mcf, representing an 82% realization relative to the average NYMEX Henry Hub pricing. In comparison, our net average realized gas price was $1.60 per Mcf in the three months ended September 30, 2024, which represented a 72% realization relative to the average NYMEX Henry Hub pricing. Our net average realized gas price in the nine months ended September 30, 2025 was $3.07 per Mcf, representing a 88% realization relative to the average NYMEX Henry Hub pricing. In comparison, our net average realized gas price was 2.18 per Mcf in the nine months ended September 30, 2024, which represented a 98% realization relative to the average NYMEX Henry Hub pricing. Fluctuations in our oil and natural gas price realizations are due to several factors such as realized pricing by basin, gathering and transportation costs, transportation methods, takeaway capacity relative to production levels, regional storage capacity, seasonal refinery maintenance temporarily depressing demand, and in the case of gas realizations, the price of NGLs.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher commodity prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower commodity prices have generally had the opposite effect.  In addition, individual components of drilling costs can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant used. In recent years, we have observed inflationary pressures on drilling and other operating costs due to various factors, such as higher commodity prices, labor shortages, supply chain disruptions and other macroeconomic factors. During the nine months ended September 30, 2025 and 2024, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $10.1 million and $9.1 million, respectively.

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

During the first three quarters of 2025, a decline in oil prices occurred as a result of, among other things, (i) uncertainties regarding U.S. trade policies and tariffs driving concerns over increasing inflation, (ii) continued concerns over slowing global economic growth and resulting reductions in estimated global oil consumption, and (iii) the decision by OPEC to increase production starting in May 2025 and on multiple occasions subsequent thereto, creating additional global supply and further downward pressure on oil prices. These factors led to declining oil prices, with the NYMEX price for oil reaching levels not seen since the first quarter of 2021.

Although U.S. inflation rates were relatively stable during the first three quarters of 2025, they remain slightly higher than historical averages. Inflationary pressures, such as trade tariffs, can lead to economic slowdown and/or lead to a recession, which in turn can cause a decrease in short-term or longer-term demand for commodities, resulting in oversupply and potential for lower commodity prices.

The foregoing destabilizing factors have caused dramatic fluctuations in global financial markets and uncertainty about world-wide oil and natural gas supply and demand, which in turn has increased the volatility of oil and natural gas prices. Prolonged lower oil prices and inflationary costs could impact our operating partners’ development schedule for the non-operated wells in which we have a working interest. Additionally, such prolonged depressed prices could result in a significant triggering event indicating impairment over our oil and natural gas assets. Any of the foregoing events or circumstances could impact our future sales volumes, operating revenues and expenses, liquidity, per unit metrics and capital expenditures.

In light of current macroeconomic uncertainty and geopolitical tensions, including developments pertaining to Russia's invasion of Ukraine, conflicts in the Middle East and potential further imposition of domestic and foreign tariffs, we cannot predict any future volatility in or levels of commodity prices or demand for oil and natural gas.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024
Average NYMEX Prices(1)
Natural Gas (per MMbtu)	$3.07	$2.23
Oil (per Bbl)	$64.97	$75.27
_________
(1)Based on average NYMEX closing prices.

	Nine Months Ended September 30,
	2025	2024
Average NYMEX Prices(1)
Natural Gas (per MMbtu)	$3.48	$2.22
Oil (per Bbl)	$66.65	$77.61
_________
(1)Based on average NYMEX closing prices.

We have entered into derivatives contracts to hedge commodity price risk on a portion of our future expected oil and natural gas production. For a summary as of September 30, 2025, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in Part I, Item 3 below. See also Note 10 to our condensed financial statements.

Results of Operations for the Three Months Ended September 30, 2025 and September 30, 2024

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended September 30,
	2025	2024	% Change
Net Production:
Oil (MBbl)	6,656	6,524	2%
Natural Gas (MMcf)	32,407	28,098	15%
Total (MBoe)	12,057	11,207	8%

Net Sales (in thousands):
Oil Sales	$400,537	$468,547	(15)%
Natural Gas and NGL Sales	81,706	44,994	82%
Gain on Settled Commodity Derivatives	55,390	29,709	86%
Gain on Unsettled Commodity Derivatives	15,379	208,441
Other Revenue	3,625	1,947	86%
Total Revenues	556,637	753,638	(26)%

Average Sales Prices:
Oil (per Bbl) (1)	$61.08	$71.82	(15)%
Effect of Gain on Settled Oil Derivatives on Average Price (per Bbl)	4.78	0.20
Oil Net of Settled Oil Derivatives (per Bbl) (1)	65.86	72.02	(9)%

Natural Gas and NGLs (per MCF)	$2.52	$1.60	58%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.73	1.01
Natural Gas and NGLs Net of Settled Natural Gas and NGL Derivatives (per Mcf)	3.25	2.61	25%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives (1)	$40.49	$45.82	(12)%
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	4.59	2.65
Realized Price on a Boe Basis Including Settled Commodity Derivatives (1)	45.08	48.47	(7)%

Operating Expenses (in thousands):
Production Expenses	$118,316	$106,902	11%
Production Taxes	28,688	$14,671	96%
General and Administrative Expenses	14,102	$10,005	41%
Depletion, Depreciation, Amortization and Accretion	199,351	$185,657	7%
Other Expense	3,267	2,463	33%

Costs and Expenses (per Boe):
Production Expenses	$9.81	$9.54	3%
Production Taxes	2.38	1.31	82%
General and Administrative Expenses	1.17	0.89	31%
Depletion, Depreciation, Amortization and Accretion	16.53	16.57	—%

Net Producing Wells at Period End	1,174.2	1,049.8	12%
______________
(1) Excludes the impact of certain non-cash adjustments to oil revenues.

Oil and Natural Gas Sales

In the third quarter of 2025, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $482.2 million, compared to $513.5 million in the third quarter of 2024. The decrease in revenues was primarily driven by a 12% decrease in weighted average realized prices, partially offset by an 8% increase in production volumes.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 8% increase in production levels in the third quarter of 2025 compared to the same period of 2024.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our net result from commodity derivatives trade was a gain of $70.8 million in the third quarter of 2025, compared to a gain of $238.2 million in the third quarter of 2024. Net gain or loss on commodity derivatives is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the third quarter of 2025, we realized a gain on settled commodity derivatives of $55.4 million, compared to a gain of $29.7 million in the third quarter of 2024. For the third quarter of 2025, we realized a gain on our unsettled commodity derivative of $15.4 million, compared to a gain of $208.4 million in the third quarter of 2024.

Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2025, all of our unsettled derivative contracts are recorded at their fair values, which was a net asset of $35.5 million, a change of $92.7 million from the $57.2 million net liability recorded as of December 31, 2024. The change in the net fair value or our unsettled derivative contracts at September 30, 2025 as compared to December 31, 2024 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2024. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $118.3 million in the third quarter of 2025, compared to $106.9 million in the third quarter of 2024. On a per unit basis, production expenses were $9.81 per Boe in the third quarter of 2025 compared to $9.54 per Boe in the third quarter of 2024. The increase in our production expenses in the third quarter of 2025 compared to the third quarter of 2024 was primarily due to an 8% increase in production volumes and a 12% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $28.7 million in the third quarter of 2025, compared to $14.7 million in the third quarter of 2024. As a percentage of oil and natural gas sales, our production taxes were 5.9% and 2.9% in the third quarter of 2025 and 2024, respectively. The fluctuation in our production taxes and average production tax rates year-over-year was primarily due to certain out-of-period adjustments made to production taxes in 2024, as discussed under the heading “Out-of-Period Adjustments” in Note 2 to the condensed financial statements.

General and Administrative Expenses

General and administrative expenses were $14.1 million in the third quarter of 2025, or $1.17 per Boe, compared to $10.0 million in the third quarter of 2024, or $0.89 per Boe. The increase was primarily driven by a higher personnel headcount as well as the timing of share-based compensation and professional fees.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $199.4 million in the third quarter of 2025, compared to $185.7 million in the third quarter of 2024. Depletion expense, the largest component of DD&A, increased by $13.6 million in the third quarter of 2025 compared to the third quarter of 2024, primarily due to a 8% increase in production volumes year-over-year. On a per unit basis, depletion expense was $16.44 per Boe in the third quarter of 2025 compared to $16.47 per Boe in the third quarter of 2024. Depreciation, amortization and accretion was $1.1 million and $1.1 million in the third quarter of 2025 and 2024, respectively. The following table summarizes DD&A expense per Boe for the third quarter of 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Depletion	$16.44	$16.47	$(0.03)	—%
Depreciation, Amortization and Accretion	0.09	0.10	(0.01)	(10)%
Total DD&A Expense	$16.53	$16.57	$(0.04)	—%

Impairment Expense

In the third quarter of 2025, the Company recorded a non-cash impairment charge of $318.7 million as a result of its full cost ceiling test. The Company did not have any ceiling test impairment for the three months ended September 30, 2024.

Interest Expense

Interest expense was $43.0 million in the third quarter of 2025 compared to $36.8 million in the third quarter of 2024. The increase was primarily due to higher levels of debt pursuant to borrowings to fund the Company’s recent acquisition activities.

Income Tax

During the third quarter of 2025, we recorded income tax benefit of $39.7 million, as compared to expense of $98.8 million recorded for the third quarter of 2024. The variance in income taxes is due to the enactment of the OBBB in July 2025, which reinstated the 100% additional first-year “bonus” depreciation deduction, and provided favorable updates to the calculation of disallowed interest, and to the determination of whether the Company is subject to the Corporate Alternative Minimum Tax.

Results of Operations for the Nine Months Ended September 30, 2025 and September 30, 2024

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Nine Months Ended September 30,
	2025	2024	% Change
Net Production:
Oil (MBbl)	20,738	19,249	8%
Natural Gas (MMcf)	94,004	84,310	12%
Total (MBoe)	36,405	33,300	9%

Net Sales (in thousands):
Oil Sales	$1,262,891	$1,422,916	(11)%
Natural Gas and NGL Sales	370,673	183,691	102%
Gain on Settled Commodity Derivatives	128,383	57,721	122%
Gain on Unsettled Commodity Derivatives	92,967	38,470
Other Revenue	10,631	7,953	34%
Total Revenues	1,865,545	1,710,751	9%

Average Sales Prices:
Oil (per Bbl) (1)	$61.72	$73.92	(17)%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	4.16	(0.97)
Oil Net of Settled Oil Derivatives (per Bbl) (1)	65.88	72.95	(10)%

Natural Gas and NGLs (per Mcf) (2)	$3.07	$2.18	41%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.45	0.91
Natural Gas and NGLs Net of Settled Natural Gas and NGL Derivatives (per Mcf) (2)	3.52	3.09	14%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives (1) (2)	$43.10	$48.25	(11)%
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	3.53	1.73
Realized Price on a Boe Basis Including Settled Commodity Derivatives (1) (2)	46.63	49.98	(7)%

Operating Expenses (in thousands):
Production Expenses	$353,786	$313,209	13%
Production Taxes	100,373	114,470	(12)%
General and Administrative Expenses	44,210	34,936	27%
Depletion, Depreciation, Amortization and Accretion	610,783	536,227	14%
Other Expense	9,366	6,713	40%

Costs and Expenses (per Boe):
Production Expenses	$9.72	$9.41	3%
Production Taxes	2.76	3.44	(20)%
General and Administrative Expenses	1.21	1.05	15%
Depletion, Depreciation, Amortization and Accretion	16.78	16.10	4%

Net Producing Wells at Period End	1,174.2	1,049.8	12%
______________
(1) Excludes the impact of certain non-cash adjustments to oil revenues.
(2) Excludes the impact of a legal settlement (See Note 2 to our condensed financial statements).

Oil and Natural Gas Sales

In the first nine months of 2025, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $1,633.6 million, compared to $1,606.6 million in the first nine months of 2024. In the first nine months of 2025, we recorded a legal settlement of approximately $81.7 million received from an operator in North Dakota to resolve our claims related to certain post-production costs previously deducted from revenues (see Note 2 to our condensed financial statements).

Excluding the impact of the legal settlement, oil and natural gas sales would have declined by 3.4%, principally due to an 11% decrease in weighted average realized prices, partially offset by a 9% increase in production volumes.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 9% increase in production levels in the first nine months of 2025 compared to the same period of 2024.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our net result from commodity derivatives trade was a gain of $221.4 million in the first nine months of 2025, compared to a gain of $96.2 million in the first nine months of 2024. Net gain or loss on commodity derivatives is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first nine months of 2025, we realized a gain on settled commodity derivatives of $128.4 million, compared to a gain of $57.7 million in the first nine months of 2024. For the first nine months of 2025, we realized a gain on our unsettled commodity derivative of $93.0 million, compared to a gain of $38.5 million in the first nine months of 2024.

Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2025, all of our unsettled derivative contracts are recorded at their fair values, which was a net asset of $35.5 million, a change of $92.7 million from the $57.2 million net liability recorded as of December 31, 2024. The change in the net fair value or our unsettled derivative contracts at September 30, 2025 as compared to December 31, 2024 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2024. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $353.8 million in the first nine months of 2025, compared to $313.2 million in the first nine months of 2024. On a per unit basis, production expenses were $9.72 per Boe in the first nine months of 2025 compared to $9.41 per Boe in the first nine months of 2024. The increase in our production expenses in the first nine months of 2025 compared to the first nine months of 2024 was primarily due to a 9% increase in production volumes and a 12% increase in the total number of net producing wells.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $100.4 million in the first nine months of 2025, compared to $114.5 million in the first nine months of 2024. As a percentage of oil and natural gas sales, our production taxes were 6.5% and 7.1% in the first nine months of 2025 and 2024, respectively. The fluctuation in our production taxes and average production tax rates year-over-year was primarily due to a higher proportion of our 2025 production coming from the Permian basin, which has a relatively lower average production tax rate. Further, production tax variances were impacted by certain out-of-period adjustments made to production taxes in 2024, as discussed under the heading “Out-of-Period Adjustments” in Note 2 to the condensed financial statements.

General and Administrative Expenses

General and administrative expenses were $44.2 million in the first nine months of 2025, or $1.21 per Boe, compared to $34.9 million in the first nine months of 2024, or $1.05 per Boe. The increase was primarily driven by a higher personnel headcount as well as the timing of share-based compensation and professional fees.

Legal Settlement Expense

In the first nine months of 2025, we incurred legal expenses of approximately $33.1 million in conjunction with our $81.7 million received from an operator in North Dakota, pursuant to a legal settlement resolving our claims related to certain post-production costs previously deducted from revenues (see Note 2 to our condensed financial statements).

Depletion, Depreciation, Amortization and Accretion

DD&A was $610.8 million in the first nine months of 2025, compared to $536.2 million in the first nine months of 2024. Depletion expense, the largest component of DD&A, increased by $74.2 million in the first nine months of 2025 compared to the first nine months of 2024, primarily due to a 9% increase in production volumes year-over-year. On a per unit basis, depletion expense was $16.68 per Boe in the first nine months of 2025 compared to $16.01 per Boe in the first nine months of 2024. The higher depletion rate per Boe was primarily driven by a higher depletable cost base as the result of the closing of several larger acquisitions in 2024. Depreciation, amortization and accretion was $3.5 million and $3.2 million in the first nine months of 2025 and 2024, respectively. The following table summarizes DD&A expense per Boe for the first nine months of quarter of 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Depletion	$16.68	$16.01	$0.67	4%
Depreciation, Amortization and Accretion	0.10	0.09	0.01	11%
Total DD&A Expense	$16.78	$16.10	$0.68	4%

Impairment Expense

In the first nine months of 2025, the Company recorded a non-cash impairment charge of $434.3 million as a result of its full cost ceiling test. The Company did not have any ceiling test impairment for the first nine months of 2024.

Interest Expense

Interest expense was $131.3 million in the first nine months of 2025 compared to $112.5 million in the first nine months of 2024. The increase was primarily due to higher levels of debt pursuant to borrowings to fund the Company’s recent acquisition activities.

Income Tax

During the first nine months of 2025, we recorded income tax expense of $39.3 million, as compared to $144.4 million recorded for the first nine months of 2024. The lower income tax expense in the first nine months of 2025 was driven by the enactment of the OBBB in July 2025, which reinstated the 100% additional first-year “bonus” depreciation deduction, and provided favorable updates to the calculation of disallowed interest, and to the determination of whether the Company is subject to the Corporate Alternative Minimum Tax.

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

During the nine months ended September 30, 2025, we repurchased and retired 1,622,695 shares of our common stock for total consideration of $50.0 million (excluding brokerage commissions and excise taxes), or an average price of $30.82 per share.

In June 2025, we issued $200.0 million in aggregate principal amount of Additional Convertible Notes at an issue price of 105.597% of the principal amount thereof, the proceeds of which were used to reduce borrowings under our Revolving Credit Facility and for other general corporate purposes.

As of September 30, 2025, we had outstanding total debt of $2.4 billion consisting of $459.0 million of borrowings under our Revolving Credit Facility, $705.1 million aggregate principal amount of our Senior Notes due 2028, $700.0 million aggregate principal amount of our Convertible Notes due 2029, and $500.0 million aggregate principal amount of our Senior Notes due 2031.

As of September 30, 2025, we had total liquidity of $1.2 billion, consisting of $1.1 billion of committed borrowing availability under the Revolving Credit Facility and $31.6 million of cash on hand.

Subsequent to September 30, 2025, in October 2025, upon successfully completing the issuance of $725.0 million in aggregate principal amount of our Senior Notes due 2033, we repurchased approximately 97.14% of our outstanding Senior Notes due 2028, representing approximately $684.9 million in aggregate principal amount, for a total amount of $699.9 million, inclusive of tender premium and accrued interest due. Approximately $20.2 million in aggregate principal of the Senior Notes due 2028 remained outstanding after the Repurchase Event.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 83% and 91% of our total oil and gas sales in the third quarter of 2025 and 2024, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the nine months ended September 30, 2025, we hedged approximately 77% of our crude oil production and approximately 60% of our natural gas production. For a summary as of September 30, 2025, of our open commodity swap contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

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

At September 30, 2025, we had a working capital surplus of $47.1 million, compared to a deficit of $43.5 million at December 31, 2024. Current assets increased by $41.7 million and current liabilities decreased by $48.9 million at September 30, 2025, compared to December 31, 2024.

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

Our cash summary for the nine months ended September 30, 2025 and 2024 is presented below:

	Nine Months Ended September 30,
(In thousands, unaudited)	2025	2024
Net Cash Provided by Operating Activities	$1,192,658	$1,118,385
Net Cash Used for Investing Activities	(944,390)	(1,012,116)
Net Cash Used for Financing Activities	(225,553)	(80,108)
Net Increase in Cash	$22,715	$26,161

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was $1,192.7 million, compared to $1,118.4 million in the same period of the prior year. This increase was primarily due to cash receipts from the state of New Mexico as reimbursement for taxes previously withheld by operators.

Cash Flows from Investing Activities

Cash flows used in investing activities during the nine months ended September 30, 2025 and 2024 were $944.4 million and $1,012.1 million, respectively. Cash used in investing activities was higher during the nine months ended September 30, 2024 because of the Delaware Acquisition and the Point Acquisition, as described in Note 3 to the Company’s condensed financial statements.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the nine months ended September 30, 2025, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $899.0 million, while the actual cash spend in this regard amounted to $943.7 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the nine months ended September 30, 2025 and 2024 are summarized in the following table:

	Nine Months Ended September 30,
(In thousands, unaudited)	2025	2024
Drilling and Development Capital Expenditures	$706,399	$630,988
Acquisition of Oil and Natural Gas Properties	234,512	378,654
Other Capital Expenditures	2,760	2,361
Total	$943,671	$1,012,003

Cash Flows from Financing Activities

Net cash used for financing activities was $225.6 million during the nine months ended September 30, 2025, compared to net cash used for financing activities of $80.1 million during the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, cash used for financing activities was primarily due to $231.0 million net repayment of borrowings under our Revolving Credit Facility, $129.7 million of common stock dividend payments, $50.0 million in repurchases of common stock, and $16.9 million from the entry into Additional Capped Call Transactions, partially offset by the issuance of $200.0 million in aggregate principal amount of Additional Convertible Notes at an issue price of 105.597% of the principal amount thereof.

For the nine months ended September 30, 2024, cash used for financing activities was primarily due to $120.2 million payment for common stock dividends and $69.3 million in repurchases of common stock, partially offset by net borrowings of $114.0 million under our Revolving Credit Facility.

Revolving Credit Facility

We have entered into a Revolving Credit Facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and natural gas properties. As of September 30, 2025, the Revolving Credit Facility had a borrowing base of $1.8 billion and an elected commitment amount of $1.6 billion, and we had $459.0 million in borrowings outstanding under the facility, leaving $1.1 billion in available committed borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Senior Notes due 2028

As of September 30, 2025, we had outstanding $705.1 million aggregate principal amount of our Senior Notes due 2028. On September 22, 2025, we announced a tender offer for any and all of our outstanding Senior Notes due 2028. Subsequent to September 30, 2025, in October 2025, upon successfully completing the issuance of $725.0 million in aggregate principal amount of our Senior Notes due 2033, we repurchased approximately 97.14% of our outstanding Senior Notes due 2028, representing approximately $684.9 million in aggregate principal amount, for a total amount of $699.9 million, inclusive of tender premium and accrued interest due. Approximately $20.2 million in aggregate principal of the Senior Notes due 2028 remained outstanding after the Repurchase Event. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2028.

Convertible Notes due 2029

As of September 30, 2025, we had outstanding $700.0 million aggregate principal amount of our Convertible Notes. See Note 4 to our condensed financial statements for further details regarding the Convertible Notes.

Senior Notes due 2031

As of September 30, 2025, we had outstanding $500.0 million aggregate principal amount of our Senior Notes due 2031. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2031.

Senior Notes due 2033

Subsequent to September 30, 2025, in October 2025, we issued $725.0 million in aggregate principal amount of our Senior Notes due 2033. The proceeds of the Senior Notes due 2033 were used primarily to fund the purchase of our Senior Notes due 2028 pursuant to the Tender Offer, and for general corporate purposes. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2033.

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

The following table summarizes our open crude oil derivative contracts as of September 30, 2025, by fiscal quarter.

Crude Oil Contracts
	Swaps(1)		Collars
Contract Period	Volume (Bbls)	Weighted Average Price ($/Bbl)	Volume Ceiling (Bbls)	Volume Floor (Bbls)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Floor Price ($/Bbl)
2025(1)
Q4	3,029,836	$72.37	2,278,511	1,791,487	$77.55	$69.15
2026(1)
Q1	1,897,676	$69.88	3,121,226	2,446,789	$72.98	$62.94
Q2	1,313,157	67.92	2,245,907	1,563,977	71.35	63.55
Q3	1,465,587	68.90	1,810,587	1,121,163	72.33	65.01
Q4	1,465,587	68.89	1,810,587	1,121,163	72.33	65.01
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

The following table summarizes our open natural gas derivative contracts as of September 30, 2025, by fiscal quarter.

Natural Gas Contracts
	Swaps(1)		Collars
Contract Period	Volume (MMBTU)	Weighted Average Price ($/MMBTU)	Volume Ceiling (MMBTU)	Volume Floor (MMBTU)	Weighted Average Ceiling Price ($/MMBTU)	Weighted Average Floor Price ($/MMBTU)
2025(1)
Q4	11,793,257	$4.04	9,785,466	9,785,466	$4.89	$3.19
2026(1)
Q1	8,450,000	$4.12	10,278,249	10,278,249	$5.07	$3.36
Q2	6,900,000	3.93	10,314,706	10,314,706	5.05	3.37
Q3	6,900,000	4.02	9,704,706	9,704,706	5.02	3.39
Q4	7,655,000	4.24	7,054,642	7,054,642	4.95	3.37
2027(1)
Q1	450,000	$3.04	1,335,000	1,335,000	$3.86	$3.00
Q2	460,000	2.96	1,380,000	1,380,000	3.86	3.00
Q3	460,000	2.96	1,380,000	1,380,000	3.86	3.00
Q4	455,000	2.96	915,000	915,000	3.86	3.00
2028(1)
Q1	155,000	$2.96	—	—	$—	$—

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

The following table summarizes our open NGL derivative contracts as of September 30, 2025, by fiscal quarter.

NGL Contracts
	Swaps
Contract Period	Volume (BBL)	Weighted Average Price ($/BBL)

2025:
Q4	133,400	$36.71
2026:
Q1	92,250	$36.00
Q2	106,925	33.32
Q3	96,600	33.03
Q4	80,500	33.32
2027:
Q1	65,250	$32.30
Q2	59,150	30.73
Q3	57,500	30.69
Q4	52,900	30.87

Interest Rate Risk

Our long-term debt as of September 30, 2025 was comprised of borrowings that contain fixed and floating interest rates. Our Senior Notes due 2028, Senior Notes due 2031, and Convertible Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement (see Note 4 to our condensed financial statements).

From time to time, the Company may use interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The following table summarizes our open interest rate derivative contracts as of September 30, 2025.

Fixed Rate Swap Agreements (in thousands)
	Swaps
Contract Period	Notional Amount	Fixed Rate	Floating Benchmark
October 1, 2024 - October 1, 2026	$25,000	3.423%	USD-SOFR CME
May 1, 2025 - May 1, 2027	$50,000	3.423%	USD-SOFR CME
October 1, 2025 - October 1, 2027	$50,000	3.300%	USD-SOFR CME

Changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at September 30, 2025 would cost us approximately $3.8 million in additional annual interest expense.

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

As of September 30, 2025, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (at period end)(1)
Month #1
July 1, 2025 to July 31, 2025	—	$—	—	$ 160.3 million
Month #2
August 1, 2025 to August 31, 2025	—	$—	—	$ 160.3 million
Month #3
September 1, 2025 to September 30, 2025	—	$—	—	$ 160.3 million
Total	—	$—	—	$ 160.3 million
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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

(a)    None.

(b)    None.

(c)    During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated May 23, 2024	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2024
3.4	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2023
4.1	Indenture, dated October 1, 2025, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 7.875% Senior Note due 2033)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2025
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	November 7, 2025	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer (on behalf of Registrant)

Date:	November 7, 2025	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal financial and accounting officer (on behalf of Registrant)