Form 10-K
period 2025-12-31
NORTHERN OIL & GAS, INC.
filed 2026-02-26
CIK 1104485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sale price on such date) was approximately $2.7 billion.
As of February 23, 2026, the registrant had 97,294,661 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement related to the registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report for the year ended December 31, 2025.

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
•events beyond our control, including a global or domestic health crisis, acts of terrorism, political or economic instability or armed conflict in oil and gas producing regions, including the effects of any changes to conditions in or impacting Venezuela;
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
FOR FISCAL YEAR ENDED DECEMBER 31, 2025
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

We seek to create value through strategic acquisitions and financially participating alongside operators who have significant experience in developing and producing hydrocarbons in our core areas. We have more than 100 experienced operating partners that provide technical insights and opportunities for acquisitions. Across these operators, no single operator represented more than 11% of our fourth quarter 2025 oil and natural gas sales.

Prior to 2020, we focused our operations exclusively on oil-weighted properties in the Williston Basin. Since then we have significantly grown and diversified our properties via acquisitions of oil and natural gas properties in the Permian Basin, Appalachian Basin and Uinta Basin. See Note 3 to our financial statements for information regarding our recent acquisition activities. Our acquisition activities were a significant driver of our 6% production growth from 131,777 Boe per day in the fourth quarter of 2024 to 140,064 Boe per day in the fourth quarter of 2025.

The following table provides a summary of certain information regarding our assets as of December 31, 2025, including reserves information audited by our third-party independent reserve engineers, Cawley, Gillespie & Associates, Inc. (“Cawley”).

	As of December 31, 2025
	Net Acres	Productive Wells		Average Daily Production(1) (MBoe per day)	Proved Reserves (MBoe)	% Oil	% Proved Developed
		Gross	Net
Williston Basin	177,656	8,573	682.5	41.3	104,403	68%	84%
Permian Basin	45,767	2,229	349.6	58.5	146,008	56	70
Appalachian Basin	62,198	518	114.2	29.6	99,623	1	80
Uinta Basin	16,176	382	49.1	10.7	34,034	90	40
Total	301,797	11,702	1,195.4	140.1	384,068	48%	74%

__________________

(1)Represents the average daily production over the three months ended December 31, 2025.

Business Strategy

Our business strategy is focused on growing our reserves, production and free cash flow to create long-term value for our stakeholders while maintaining a strong balance sheet. The key elements of our business strategy include the following:

•Diversify Our Risk Through Non-Operated Participation in a Large Number of Wells and Multiple Basins.  As a non-operator, we seek to diversify our investment and operational risk through participation in a large number of oil and gas wells and with multiple operators across multiple basins. As of December 31, 2025, we have participated in 11,702 gross (1,195 net) producing wells with an average working interest of 10.2% in each gross well, with more than 100 experienced operating partners. We also believe that we can further diversify our risk with acquisitions in multiple basins, focusing on accretive acquisitions of top-tier assets with top-tier operators in the premier basins in the United States. For the three months ended December 31, 2025, 42% of our production was from the Permian Basin, 30% was from the Williston Basin, 21% was from the Appalachian Basin and 7% was from the Uinta Basin.

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

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion. Additionally, ongoing inflationary pressures have resulted in and may result in additional increases to the costs of goods, services and personnel. Material changes in prices impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions. Sustained levels of high inflation caused the U.S. Federal Reserve to increase the federal funds interest rate by 5.25% to a high of 5.375% between March 2022 and July 2023 in an effort to curb inflationary pressure on the costs of goods and services. While inflationary pressures in the United States’ economy have begun to subside, inflation is still holding above the U.S. Federal Reserve’s target level. Further, despite the U.S. Federal Reserve decreasing the federal funds interest rate to 3.625% between September 2024 and December 2025, we continue to be impacted by the elevated federal funds interest rate, which could additionally have the effects of raising the cost of capital and depressing economic growth.

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

The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species.  Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or its habitat. Accordingly, restrictions may be imposed on exploration and production operations, as well as actions by federal agencies, to avoid significantly impairing or jeopardizing the species or its habitat.  The ESA provides for criminal penalties for willful violations of the ESA.  The U.S. Fish and Wildlife Service must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. However, in April 2025, the U.S. Fish and Wildlife Service and National Marine Fisheries Service proposed to redefine “harm” to mean affirmative acts that are directed immediately and intentionally against a particular animal, excluding acts or omissions that indirectly cause injury. Additionally, in November 2025, the Trump Administration proposed several rules that would significantly alter ESA protections for plants and animals. One proposed rule would rescind a rule that automatically extends protections for endangered species to threatened species. Another proposed rule would change regulations for listing species as endangered or threatened as well as for designating critical habitats. Additionally, a third proposed rule would reinstate the framework for evaluating the benefits and cost of designating a critical habitat by considering factors like economic impact, impact on national security, and other relevant impacts. The U.S. Fish and Wildlife Service is expected to issue final rules in 2026. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, future amendments are uncertain, and any change in these statutes or any reclassification of a species as endangered could subject our company (directly or indirectly through our operating partners) to significant expenses to modify our operations or could force discontinuation of certain operations altogether. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures which may adversely impact our business or operations.

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

In November 2021, the Environmental Protection Agency (“EPA”) issued a proposed rule intended to revise and add to the NSPS program rules, known as Subpart OOOOa. The proposed rule sought to formally reinstate methane (a greenhouse gas (“GHG”)) emission limitations for existing and modified facilities in the oil and gas sector under Subparts OOOOa and OOOOb and sought to also regulate existing oil and gas facilities for the first time. Under Subpart OOOOc, the EPA’s proposed rule sought to require states to implement plans that meet or exceed federally established emission reduction guidelines for existing oil and natural gas facilities. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule sought to remove an emissions monitoring exemption for small wellhead-only sites and creates a new third-party monitoring system to flag large emissions events, referred to in the proposed rule as “super emitters.” In December 2023, the EPA announced a final rule, later published in March 2024, which, among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, until March 2026 to develop and submit their plans for reducing methane emissions from existing sources. However, in March 2025, the EPA announced its intention to reconsider the March 2024 rule, including Subparts OOOOb and OOOOc, with a final rule expected in or around July 2026. A subsequent rule, finalized on November 26, 2025, gives states, along with federal tribes that wish to regulate existing sources, until January 2027 to develop and submit their plans for reducing methane emissions from existing sources. Additionally, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of these rules remains uncertain at this time. At the same time, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Any regulations or proposals requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business, results of operations and financial condition.

At the international level, the United Nations-sponsored Paris Agreement requires signatory countries to set voluntary targets to reduce domestic GHG emissions. While the United States withdrew from the Paris Agreement during the Trump Administration in 2020, the Biden Administration recommitted the United States to the Paris Agreement in January 2021 and established a goal of reducing GHG emissions by at least fifty percent from 2005 levels by 2030. However, in January 2025, President Trump issued an executive order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. Additionally, in January 2026, the Trump Administration announced the formal withdrawal of the United States from the United Nations Framework Convention on Climate Change in a presidential memorandum. The full impact of these actions remains unclear at this time. At the same time, various state and local governments have publicly committed to furthering the goals of the Paris Agreement and, many related initiatives are expected to continue at the local, state and international levels.

The Federal Water Pollution Control Act of 1972, or the Clean Water Act (the “CWA”), imposes restrictions and controls on the discharge of produced waters and other pollutants into waters of the United States (“WOTUS”).  Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands.  The CWA and certain state regulations prohibit the discharge of produced water, sand, drilling fluids, drill cuttings, sediment and certain other substances related to the oil and gas industry into certain coastal and offshore waters without an individual or general National Pollutant Discharge Elimination System discharge permit. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. CWA jurisdiction depends on the definition of WOTUS. In January 2023, the EPA and the U.S. Army Corps of Engineers (the “USAC”) issued a final rule that based the definition of WOTUS on a pre-2015 definition, which never took effect before being replaced in 2020. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with or are otherwise indistinguishable from traditional navigable water. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett. However, roughly half of the states and other plaintiffs are challenging the September 2023 rule, and the EPA and the Corps are using the pre-2015 definition of WOTUS in these states while litigation continues. In November 2025, the Corps and the EPA proposed another rule revising the definition of WOTUS to conform to the Supreme Court’s decision in Sackett by providing clarity on terms such as “relatively permanent,” “tributary,” and “continuous surface connection.” As a result, substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of CWA jurisdiction more generally. Any expansion to CWA jurisdiction could impact areas where oil and gas operations are conducted. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. In 2021, the United States Supreme Court held that the CWA requires a discharge permit if the addition of pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. In November 2023, the EPA issued draft guidance describing the information that should be used to determine which discharges through groundwater may require a permit. However, in January 2025, President Trump issued executive orders directing (i) the EPA and the Corps to identify planned or potential actions that could be subject to emergency treatment under Section 404 of the CWA and (ii) the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions, including all existing regulations and guidance documents, that are unduly burdensome on the identification, development, or use of domestic energy resources. Accordingly, on January 15, 2026, the EPA published a proposed rule to revise the Section 401 state and tribal water quality certification regulations. The proposed rule aims to narrow the “activity”-based scope of state and tribal certification to point source discharges into waters of the United States. The public comment period concludes on February 17, 2026. Future implementation and enforcement of these rules and policies is uncertain at this time. Additionally, costs may be associated with the treatment of wastewater and/or developing and implementing storm water pollution prevention plans.

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

The National Environmental Policy Act (“NEPA”) establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies.  A major federal agency action having the potential to significantly impact the environment requires review under NEPA.  Many of the activities of our third-party operating partners are covered under NEPA. Some activities are subject to robust NEPA review which could lead to delays and increased costs that could materially adversely affect our revenues and results of operations. Other activities are covered under categorical exclusions which results in a shorter NEPA review process. In April 2022, the White House Council on Environmental Quality (“CEQ”) finalized the first of two planned rules to undo changes to NEPA enacted in 2020 under the Trump Administration. The Phase I Final Rule generally restores certain regulatory provisions that were in effect prior to the 2020 rule, affecting the assessment of projects ranging from oil and gas leasing to development on public and Indian lands. Additionally, in September 2023, the Biden Administration announced that federal agencies will be directed to consider the Social Cost of GHGs in agency budgeting, procurement, and other agency decisions, including in environmental reviews conducted pursuant to NEPA, where appropriate. In May 2024, CEQ finalized the Phase II rule, which generally restores certain mitigation language from the pre-2020 version of the NEPA regulations, proposes further revisions, and meets environmental, environmental justice, and climate change objectives. However, at least twenty states challenged the Phase II rule in federal district court. In January 2025, President Trump issued executive orders directing (i) CEQ to provide guidance on implementing NEPA and to propose rescinding and replacing CEQ’s NEPA regulations with implementing regulations at the agency level; (ii) federal agencies to adhere to only the relevant legislated requirements for environmental reviews and to prioritize efficiency and certainty over any other objectives in such reviews; and (iii) the EPA to issue guidance on and consider eliminating the Social Cost of GHG calculation from federal permitting or regulatory decisions. In February 2025, CEQ sent an interim final rule to the White House Office of Management and Budget that would immediately withdraw the NEPA implementing regulations. In January 2026, CEQ formally repealed its NEPA implementing regulations on the basis of the Supreme Court’s decision in Seven County Infrastructure Coalition v. Eagle County, Colorado. In Seven County, the Supreme Court directed lower courts to give “substantial deference” to reasonable agency conclusions underlying its NEPA process. Accordingly, the January 2026 rule is meant to streamline NEPA review, and has left the July 2020, Phase I, and Phase 2 rules in place. The January 2026 rule may be subject to litigation. Congress is also considering legislation designed to streamline NEPA through the Standardizing Permitting and Expediting Economic Development Act (“SPEED Act”). The SPEED Act aims to redefine what qualifies as a “major Federal action” and impose stricter deadlines for NEPA review. The SPEED Act has passed the House of Representatives and passage remains pending and uncertain. The potential impact of further changes to the NEPA regulations and statutory text therefore remains uncertain and could have an effect on our business and operations.

Climate Change

In the United States, no comprehensive federal climate change legislation regulating GHG emissions or directly imposing a price on carbon has been implemented to date; however, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. These include the Paris Agreement, a treaty adopted at the 21st United Nations Conference of the parties that is aimed at addressing climate change with member countries agreeing to nationally determine their contributions and set GHG emission reduction goals every five years and the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. However, in January 2025, President Trump issued an executive order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. Additionally, in January 2026, the Trump Administration announced the formal withdrawal of the United States from the United Nations Framework Convention on Climate Change in a presidential memorandum. The full impact of these actions remains unclear at this time. At the same time, many state and local leaders have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to considering or enacting laws requiring the disclosure of climate-related information and developing programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes or encouraging the use of renewable energy or alternative lower-carbon fuels. Although the Supreme Court’s decision in Loper Bright Enterprises v. Raimondo to overrule Chevron U.S.A. Inc. v. Natural Resources Defense Council, Inc. and end the concept of general deference to regulatory agency interpretations of laws introduces new complexity for federal agencies and administration of climate change policy and regulatory programs, many of these initiatives at the international, state and local levels are expected to continue.

Further, legislative and regulatory initiatives are underway to that purpose. The Inflation Reduction Act of 2022 (“IRA”), signed into law in August 2022, appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a Waste Emissions Charge (“WEC”) on GHG emissions from certain oil and gas sources and facilities. To implement the program, in May 2024, the EPA finalized revisions to the Greenhouse Gas Reporting Program for petroleum and natural gas facilities. Among other things, the new rule expands the emissions events that are subject to reporting requirements to include “other large release events” and applies reporting requirements to certain new sources and sectors. The emissions reported under the Greenhouse Gas Reporting Program will be the basis for any payments under the Methane Emissions Reduction Program in the IRA. However, petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit has commenced. In addition, in November 2024, the EPA finalized a rule to implement the IRA’s WEC. However, in January 2025, the Trump Administration issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. In addition, in March 2025, President Trump signed Congress’ Joint Resolution of Disapproval of the WEC, and in May 2025, EPA issued a final rule to remove the WEC regulations from the Code of Federal Regulations. In July 2025, the One Big Beautiful Bill Act delayed the effective date of the WEC until 2034.

The U.S. Congress has also considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions.  Additionally, following the U.S. Supreme Court finding that GHG emissions fall within the CAA definition of an “air pollutant,” the EPA has adopted regulations that, among other things, establish construction and operating permit review for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and together with the United States Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. The EPA also finalized rules in December 2023 intended to reduce methane emissions from new and existing oil and gas sources and in January 2024, the Biden Administration announced a temporary pause on pending decisions on exports of liquified natural gas to non-free trade agreement countries until the Department of Energy can update the underlying analyses for authorizations, including an assessment of the impact of GHG emissions. The Department of Energy released its report on liquified natural gas exports in December 2024, which report is subject to a 60-day public comment period ending in February 2025. However, in January 2025, President Trump issued executive orders directing (i) the Department of Energy to restart reviews of applications for approvals of liquefied natural gas export projects as expeditiously as possible; (ii) the EPA and the heads of any other relevant federal agencies to submit joint recommendations to the Office of Management and Budget regarding the continuing applicability of the GHG endangerment finding of 2009; and (iii) the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Additionally, in September 2025, the EPA proposed to permanently remove program obligations from the Greenhouse Gas Reporting Program for most source categories, and suspend program obligations for some sources subject to subpart W (which applies to emission sources in certain segments of the petroleum and natural gas industry) until 2034. The full impact of these orders remains uncertain at this time. At the same time, many state and local leaders have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to considering or enacting laws requiring the disclosure of climate-related information and developing programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes or encouraging the use of renewable energy or alternative lower-carbon fuels.

In 2014, Colorado was the first state in the nation to adopt rules to control methane emissions from oil and gas facilities. In 2016, the EPA revised and expanded NSPS, also known as Subpart OOOOa, to include final rules to curb emissions of methane, a GHG, from new, reconstructed and modified oil and gas sources. Previously, already existing NSPS regulated VOCs, and controlling VOCs also had the effect of controlling methane, because natural gas leaks emit both compounds. However, by explicitly regulating methane as a separate air pollutant, the 2016 regulations were a statutory predicate to propose regulating emissions from existing oil and gas facilities. In 2021, the EPA proposed rules to regulate methane emissions from the oil and natural gas industry, including, for the first time, reductions from certain upstream and midstream existing oil and gas sources under Subparts OOOOa and OOOOb. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rules, removing an emissions monitoring exemption for small wellhead-only sites and creating a new third-party monitoring program to flag large emissions events. In December 2023, the EPA announced a final rule, later published in March 2024, which, among other things, requires the phase out of routine flaring of natural gas from newly constructed wells (with some exceptions) and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for certain Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, until March 2026 to develop and submit their plans for reducing methane emissions from existing sources. However, in March 2025, the EPA announced its intention to reconsider the March 8, 2024 rule, including Subparts OOOOb and OOOOc, with a final rule expected in or around July 2026. A subsequent rule, finalized on November 26, 2025, gives states, along with federal tribes that wish to regulate existing sources, until January 2027 to develop and submit their plans for reducing methane emissions from existing sources. The final rule is subject to ongoing litigation but remains in effect. Additionally, in January 2025, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) finalized a rule that requires pipelines, underground natural gas storage facilities, and liquefied natural gas facilities to update leak detection and repair programs to require companies to use commercially available technologies to find and fix methane leaks from pipelines and other facilities. PHMSA and the Department of Interior continue to focus on regulatory initiatives to control methane emissions from upstream and midstream equipment. To the extent that these regulations or initiatives remain in place and to the extent that our third-party operating partners are required to further control methane emissions, such controls could impact our business. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of these rules remains uncertain at this time.

In addition, our third-party operating partners may be required to report their GHG emissions under CAA rules.  Because regulation of GHG emissions continues to evolve, further regulatory, legislative and judicial developments are likely to occur.  Such developments may affect how these GHG initiatives will impact us.  Moreover, while the U.S. Supreme Court held in its 2011 decision American Electric Power Co. v. Connecticut that, with respect to claims concerning GHG emissions, the federal common law of nuisance was displaced by the CAA, the Court left open the question of whether tort claims against sources of GHG emissions alleging property damage may proceed under state common law. There thus remains some litigation risk for such claims.  Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.

Human Capital Resources

As of December 31, 2025, we had 64 full time employees. We may hire additional personnel as appropriate.  We may also use the services of independent consultants and contractors to perform various professional services from time to time.

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

We have also posted to our website our Bylaws, Acquisition Committee Charter, Audit Committee Charter, Compensation Committee Charter, Executive Committee Charter, Governance, Nominating and ESG Committee Charter, Corporate Governance Guidelines, Stock Ownership Guidelines, Code of Business Conduct and Ethics, Insider Trading Policy, Clawback Policy, Related Person Transaction Approval Policy, ESG Policy, Anti-Corruption and Bribery Policy, Human Rights Statement, Political Contributions and Trade Associations Policy and our Compliance Hotline, in addition to all pertinent company contact information.

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
•political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity, including the effects of any changes to conditions in or impacting Venezuela;
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

Our operators’ drilling activities are subject to many risks, including the risk that they will not discover commercially productive reservoirs.  Drilling for oil or natural gas can be uneconomical, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable.  In addition, drilling and producing operations on our acreage may be curtailed, delayed or canceled by our operators as a result of other factors, including:
•declines in oil or natural gas prices;
•infrastructure limitations, such as gas gathering and processing constraints;
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

Lower oil and natural gas prices and other factors have resulted in significant writedowns of our oil and natural gas properties, and we may be required to record further writedowns of our oil and natural gas properties in the future.

We follow the full cost method of accounting for our oil and gas operations. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, an impairment would be recognized. Such write-downs do not impact cash flows from operating activities but do reduce net income. For the year ended December 31, 2025, we recorded a non-cash full cost ceiling impairment charge of $702.7 million. Depending on future commodity price levels, the trailing twelve-month average price used in the ceiling calculation may decline, which could cause additional future write downs of our oil and natural gas properties. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analysis in future periods.

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

We base the estimated discounted future net cash flows from our proved reserves on specified pricing and cost assumptions. However, actual future net cash flows from our oil and natural gas properties will be affected by factors such as the volume, pricing and duration of our oil and natural gas hedging contracts; actual prices we receive for oil, natural gas and NGLs; our actual operating costs in producing oil, natural gas and NGLs; the amount and timing of our capital expenditures; the amount and timing of actual production; and changes in governmental regulations or taxation. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

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

The Dakota Access Pipeline (“DAPL”), a major pipeline transporting crude oil from the Williston Basin, is subject to ongoing litigation (the “DAPL Litigation”) that could threaten its continued operation. In July 2020, a federal district court ordered DAPL to be shut down pending the completion of an environmental impact statement (“EIS”) to determine whether the DAPL poses a threat to the Missouri River and drinking water supply of the Standing Rock Sioux Reservation. The temporary shutdown order was overturned by the U.S. Court of Appeals in August 2020. DAPL currently remains in operation while the USACE conducts the EIS, which was released in draft form in September 2023 and was open for public comment until mid-December 2023. The USACE received over 200,000 public comments. On December 19, 2025, the USACE completed the final EIS. Following this completion of the EIS, the USACE will determine whether to grant DAPL an easement to cross the Missouri River or to shut down the pipeline. Publication of the EIS does not constitute a decision, and a subsequent 30-day waiting period is required. After the waiting period, which concluded on January 20, 2026, the USACE may issue a Record of Decision identifying a selected alternative for implementation. Moreover, the EIS and/or the USACE’s easement decision may subsequently be challenged in court. In March 2025, a 2024 challenge to the ongoing operation of the pipeline was dismissed in the D.C. Circuit. Petitioners have filed an appeal and litigation is ongoing. As a result, a shut-down remains possible, and there is no guarantee that DAPL will be permitted to continue operations following the completion of the EIS and/or the DAPL Litigation. Any significant curtailment in gathering system or pipeline capacity, or the unavailability of sufficient third-party trucking or rail capacity, could adversely affect our business, results of operations and financial condition.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established or operations are commenced on units containing the acreage or the leases are extended.

A significant portion of our acreage is not currently held by production or held by operations.  Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire.  If our leases expire and we are unable to renew the leases, we will lose our right to participate in the development of the related properties.  Drilling plans for these areas are generally in the discretion of third-party operators and are subject to change based on various factors that are beyond our control, such as: the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third-party approvals; oil, NGL and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs.  As of December 31, 2025, we estimate that we had leases that were not developed that represented 1,899 net acres potentially expiring in 2026, 2,727 net acres potentially expiring in 2027, 3,239 net acres potentially expiring in 2028, 2,676 net acres potentially expiring in 2029, and 8,564 net acres potentially expiring in 2030 and beyond.

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

Most scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce significant physical effects on weather conditions, such as increased frequency and severity of storms, extreme temperatures, droughts and floods, among other climatic phenomena. If any such effects were to occur, they could adversely affect or delay demand for oil and natural gas products or cause us or our third party operators to incur significant costs in preparing for, or responding to, the effects of climatic events themselves, which may not be fully insured. Energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate changes. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. To the extent the frequency of extreme weather events increases, this could impact our business in various ways, including damage to operators’

facilities at our properties or increased insurance premiums and reduced availability of insurance coverage. Potential adverse effects on our third party operators could also include disruption of their production activities and supply chain. Any of these effects could have an adverse effect on our business, results of operations and financial condition.

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

Inflationary pressure and associated changes in monetary policy have resulted in and may result in additional increases to the cost of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise.

We have experienced, and may continue to experience, increased inflationary pressure on our business, including increases to the costs of goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation caused the U.S. Federal Reserve to increase the federal funds interest rate by 5.25% to a high of 5.375% between March 2022 and July 2023 in an effort to curb inflationary pressure on the costs of goods and services. While inflationary pressures in the United States’ economy have begun to subside, inflation is still holding above the U.S. Federal Reserve’s target level. Further, despite the U.S. Federal Reserve decreasing the federal funds interest rate to 3.625% between September 2024 and December 2025, we continue to be impacted by the elevated federal funds interest rate, which could additionally have the effects of raising the cost of capital and depressing economic growth, either of which (or the combination thereof) could hurt the financial and operating results of our business.

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

Approximately 26% of our estimated net proved reserves volumes were classified as proved undeveloped as of December 31, 2025. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate.  Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic.  In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.

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

To achieve more predictable cash flows and reduce our exposure to adverse fluctuations in the price of oil and natural gas, we enter into derivative transactions for a portion of our expected production, which may include swaps, collars, puts and other structures.  In accordance with applicable accounting principles, we are required to record our derivative transactions at fair market value, and they are included on our balance sheet as assets or liabilities and in our statements of income as gain (loss) on derivatives, net.  Accordingly, our earnings may fluctuate significantly as a result of changes in the fair market value of our derivative transactions. In addition, while intended to mitigate the effects of volatile oil and natural gas prices, our derivative transactions may reduce our performance if oil and natural gas prices were to rise over the price established by the derivative transactions.

Our actual future production for any period may be significantly higher or lower than we estimate at the time we enter into derivative contracts for such period. As a result, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and, in certain circumstances, may increase the volatility of our cash flows and result in losses and reductions in liquidity.  In addition, instances in which a counterparty to our derivative transactions is unable to satisfy its obligations or there is an adverse widening of price differentials between delivery points for our production and the delivery point assumed in the derivative arrangement may result in losses and reductions in liquidity.

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

Additionally, certain segments of the investor community have expressed negative sentiment towards investing in the oil and natural gas industry. Climate change-related developments in particular may result in negative perceptions of the traditional oil and gas industry and, in turn, reputational risks associated with exploration and production activities. There have been efforts in recent years, for example, to influence the investment community, including investment advisors, insurance companies and certain sovereign wealth, pension and endowment funds and other groups, by promoting divestment of fossil fuel equities and pressuring lenders to limit funding and insurance underwriters to limit coverages to companies engaged in the extraction of fossil fuel reserves. Financial institutions may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations. With the continued volatility in oil and natural gas prices, and persistently high borrowing costs, certain investors have emphasized capital efficiency and free cash flow from earnings as key drivers for energy companies, especially shale producers. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results.

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

Companies across all industries continue to face increasing scrutiny from stakeholders related to their ESG and sustainability practices. Failure or a perception (whether or not valid) of failure to implement our ESG strategy or achieve sustainability goals we may set could damage our reputation, causing our investors or other stakeholders to lose confidence in our company, and negatively impact our operations. There can be no assurance that we will be able to accomplish any announced goals, initiatives, commitments or objectives related to our ESG strategy, as statements regarding the same reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce, or at all. We may determine in our discretion that it is not feasible or practical to implement or complete certain of our ESG goals, initiatives, policies or procedures based on cost, timing or other considerations. Our continuing efforts to research, establish, accomplish and accurately report on the implementation of our ESG strategy, including any ESG goals, may also create additional operational risks and expenses and expose us to reputational, legal and other risks. Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, some of the statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Relatedly, there is increasing focus by regulators, customers and other stakeholders on greenwashing issues and environmental marketing and sustainability-related claims. There can be no assurance that we will not be subject to greenwashing allegations or claims associated with the veracity of our environmental and sustainability-related claims, including any claims related to our emissions reductions initiatives or the sustainability practices of our operators, among other things, which could expose us to liabilities or require us to incur additional costs to adequately prepare disclosures or improve internal controls. There is also increasing focus on ESG and sustainability disclosure and regulation across various jurisdictions and exposure to any new regulatory and legal requirements may lead to increased operational costs and compliance burden for us. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.

Further, our business and growth opportunities require us to have strong relationships with various key stakeholders, including our stockholders, lenders, employees, suppliers, customers, local communities and others. We may face pressures from stakeholders to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability, or with respect to other ESG matters, while at the same time remaining a successfully operating public company. At the same time, recent “anti-ESG” political developments could subject the Company to increased risk of criticism or litigation risks from certain “anti-ESG” parties including various government agencies. Such sentiment may focus on the Company’s environmental or social initiatives, which anti-ESG proponents may assert as unlawful, political or polarizing in nature. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our stakeholder trust and thereby affect our brand and reputation. Such erosion of confidence could negatively impact our business through decreased demand and growth opportunities, delays in projects, increased legal action and regulatory oversight, adverse press coverage and other adverse public statements, difficulty hiring and retaining top talent, difficulty obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms and difficulty securing investors and access to capital.

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

In connection with the pricing of our 3.625% convertible senior notes due 2029 (the “Convertible Notes”) in October 2022 and our offering of Additional Convertible Notes (as defined herein) in June 2025, we entered into privately negotiated capped call transactions relating to such notes with the option counterparties. The capped call transactions relating to the Convertible Notes cover, subject to customary adjustments, the number of shares of our common stock that initially underlie such notes. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.

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

We are subject to counterparty risk with respect to the capped call transactions, and the capped call transactions may not operate as planned.

The option counterparties to the capped call transactions are financial institutions, and we are subject to the risk that one or more of the option counterparties may default or otherwise fail to perform under, or may exercise certain rights to terminate, the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Global economic conditions have from time to time resulted in the failure or financial difficulties of many financial institutions. If an option counterparty to one or more capped call transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to the value of our capped call transaction with that option counterparty. The value of our capped call transactions will depend on many factors, but, generally, will increase with increases in the market price and/or the volatility of our common stock. In addition, upon a default or other failure to perform under, or a termination of, a capped call transaction by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.

In addition, the capped call transactions are complex, and they may not operate as planned. For example, the terms of the capped call transactions may be subject to adjustment if certain corporate or other transactions occur.

The Convertible Notes may have a material effect on our reported financial results.

We will be required to record a greater amount of non-cash interest expense in current and future periods as a result of the amortization of the debt issuance costs for the Convertible Notes. We will report lower net income (or greater net loss) in our financial results because the application of generally accepted accounting principles in the United States (“GAAP”) requires interest to include both the current period’s amortization of the debt issuance costs and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.

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

Certain provisions in the indenture governing the Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us, including in a transaction that noteholders or holders of our common stock may view as favorable.

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

In addition, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the U.S. For example, in June 2016, the EPA published NSPS, known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the natural gas and oil sector to reduce methane gas and VOC emissions. In December 2023, the EPA finalized more stringent methane rules, later published in March 2024, for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Notably, the EPA updated the applicability date for certain requirements to a construction date of December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance deadlines under state plans. Under the final rules, which went into effect in May 2024, states have until March 2026 to prepare and submit their plans to impose methane emission controls on existing sources and those existing sources themselves have until 2029 to comply. The presumptive standards established under the final rule are generally the same for both new and existing sources. The requirements include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems and zero-emission requirements for certain devices. The rule also establishes a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. However, in March 2025, the EPA announced its intention to reconsider the March 2024 rule, including Subparts OOOOb and OOOOc, with a final rule expected in or around July 2026. A subsequent rule finalized on November 26, 2025 gives states, along with federal tribes that wish to regulate existing sources, until January 2027 to develop and submit their plans for reducing methane emissions from existing sources. Fines and penalties for violation of these rules can be substantial. However, the final rule and its requirements are currently subject to legal challenges but remain in effect. Further, in September 2021, the Biden Administration publicly announced the Global Methane Pledge, an international pact that aims to reduce global methane emissions by at least 30% below 2020 levels by 2030. However, in January 2025, President Trump issued executive orders directing (i) the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources and (ii) the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change, including the Global Methane Pledge. Consequently, future implementation and enforcement of the final methane rule remains uncertain at this time. To the extent that future legislative or regulatory changes impose more restrictive requirements pertaining to permitting, GHG emissions, financial assurance and bonding for decommissioning liabilities, or carbon taxes, such actions could adversely affect our financial condition and results of operations by restricting the lands available for development and/or access to permits required for such development, or by imposing additional and costly environmental, health and safety requirements. While the Supreme Court’s decision in Loper Bright Enterprises v. Raimondo to overrule Chevron U.S.A. Inc. v. Natural Resources Defense Council, Inc. and end the concept of general deference to regulatory agency interpretations of laws introduces new complexity for federal agencies and administration of climate change policy and regulatory programs, many of these initiatives are expected to continue. Consequently, legislation and regulatory programs to address climate change or reduce emissions of GHGs could have a material adverse effect on our business, financial condition or results of operations.

Our ability to use net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

We have net operating loss (“NOL”) carryforwards that we may use to offset against taxable income for U.S. federal income tax purposes.  As of December 31, 2025, we had an estimated NOL carryforward of approximately $532.8 million for U.S. federal income tax purposes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), a corporation that undergoes an “ownership change” can be subject to limitations on the use of its NOLs to offset future taxable income. We underwent an “ownership change” during 2018 and, as a result, the use of $121.7 million of our remaining NOL carryforwards is subject to limitations under Section 382, which are generally determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382 of the IRC. See Note 10 to our financial statements. Future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382 of the IRC.

Certain U.S. federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated as a result of future legislation.

From time to time, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including certain key U.S. federal income tax provisions currently available to oil and gas companies. Such legislative changes have included, but have not been limited to, (i) the repeal of the percentage depletion allowance for natural gas and oil properties, (ii) the elimination of current deductions for intangible drilling and development costs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Although these provisions were largely unchanged in recent federal tax legislation, Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation. Moreover, other more general features of any additional tax reform legislation, including changes to cost recovery rules, may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted in future legislation and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development or increase costs, and any such changes could have an adverse effect on our financial position, results of operations and cash flows.

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

On August 16, 2022, the IRA was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of shares by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations occurring after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new share issuances (including those to employees) against the fair market value of shares repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax.

Whether and to what extent we are subject to the excise tax in connection with repurchases of our shares depends on a number of factors, including the fair market value of the repurchase and the nature and amount of any equity issuances within the same taxable year of the repurchase. Any excise tax will cause a reduction in our cash available on hand, which could have a negative impact on our business and operations.

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

Our derivatives activities expose us to potential regulatory risks.

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

On January 14, 2021, the CFTC published a final rule imposing position limits for certain futures and options contracts in various commodities (including oil and gas) and for swaps that are their economic equivalents, though certain types of derivative transactions are exempt from these limits, provided that such derivative transactions satisfy the CFTC’s requirements for certain enumerated “bona fide” hedging transactions and positions. The CFTC has also adopted final rules regarding aggregation of positions, under which a party that controls the trading of, or owns ten percent or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. These rules may affect both the size of the positions that we may hold and the ability or willingness of counterparties to trade with us, potentially increasing the costs of, and/or materially reducing our access to, derivative transactions, which could adversely affect revenues and cash flow.

We maintain an active hedging program related to commodity price risks. If we reduce our use of derivatives as a result of legislation and regulations or any resulting changes in the derivatives markets, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures or to make payments on our debt obligations. In addition, if a consequence of legislation and regulations is to lower commodity prices, our revenues could be adversely affected. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.

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

Environmental legislation may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs.  The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge, regardless of whether we were responsible for the release or contamination and regardless of whether our operating partners met previous standards in the industry at the time they were conducted.  In addition, claims for damages to persons, property or natural resources may result from environmental and other impacts of operations on our properties.  The application of new or more stringent environmental laws and regulations to our business may cause us to curtail production or increase the costs of our production, development or exploration activities.

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

Our certificate of incorporation authorizes us to issue 270,000,000 shares of common stock, of which 97,265,559 shares were issued and outstanding as of December 31, 2025. Any shares of common stock that we may issue in the future, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or substantially similar securities, may dilute the ownership interests of our stockholders. In addition, future issuances of common stock under our Amended and Restated 2018 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, or in connection with an acquisition or otherwise, would also dilute the percentage ownership held by our stockholders. The market price of our common stock could decline as a result of sales or issuances of a large number of shares of our common stock or similar securities in the market or the perception that such sales or issuances could occur.

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

The Audit Committee has ultimate oversight of cybersecurity risks and our cybersecurity risk management program. Management provides cybersecurity program briefings to the Audit Committee on at least an annual basis, and more frequently if circumstances warrant. These briefings include assessments of cyber risks, the threat landscape, updates on any incidents, and reports on our investments in cybersecurity risk mitigation and governance. Management utilizes the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) as a guideline to manage our cybersecurity risks and inform the Audit Committee on the overall progress of our information security program. To ensure continued alignment and independent verification of our NIST CSF implementation, we engage a qualified third-party cybersecurity firm to conduct periodic assessments of our program, covering all five core functions of the NIST CSF. Findings from these reviews are reported to the Audit Committee and inform our ongoing enhancements to people, process, and technology controls.

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

Item 2. Properties

Estimated Net Proved Reserves

The table below summarizes our estimated net proved reserves at December 31, 2025 based on reports prepared by the Company for the year ended December 31, 2025 and audited by Cawley, our third-party independent reserve engineers.  In preparing its reports, the Company evaluated properties representing all of our proved reserves at December 31, 2025 in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities.  Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives.

	December 31, 2025		December 31, 2024
	Proved Reserves (MBoe)(1)	% of Total	Proved Reserves (MBoe)(2)	% of Total
SEC Proved Reserves:
Developed	282,789	74%	278,151	73%
Undeveloped	101,279	26%	100,333	27%
Total Proved Properties	384,068	100%	378,484	100%
___________________

(1)The table above values oil and natural gas reserve quantities as of December 31, 2025, assuming constant realized prices of $59.72 per barrel of oil and $3.18 per Mcf of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per Mcf of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period, after adjustment to reflect applicable transportation and quality differentials.

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

Estimated net proved reserves at December 31, 2025 were 384,068 MBoe, a 1% increase from estimated net proved reserves of 378,484 MBoe at December 31, 2024.  The increase was primarily due to the impact of our 2025 acquisitions, as well as organic drilling activities in 2025. As of December 31, 2025 and 2024, we had 140.8 and 146.4 net proved undeveloped wells, respectively, included in our reserves.

The following table sets forth summary information by reserve category with respect to estimated proved reserves at December 31, 2025:

	SEC Pricing Proved Reserves(1)
	Reserve Volumes				PV-10(3)
Reserve Category	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)(2)	%	Amount (In thousands)	%
PDP Properties	123,102	899,512	273,021	71%	$3,498,946	77%
PDNP Properties	3,952	34,892	9,768	3%	140,004	3%
PUD Properties	57,807	260,833	101,279	26%	891,706	20%
Total	184,861	1,195,237	384,068	100%	$4,530,656	100%
_____  ___________

(1)The SEC Pricing Proved Reserves table above values oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2025, based on average prices of $65.34 per barrel of oil and $3.39 per MMbtu of natural gas.  Under SEC guidelines, these prices represent the average prices per barrel of oil and per MMbtu of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period.  The average resulting price used as of December 31, 2025, after adjustment to reflect applicable transportation and quality differentials, was $59.72 per barrel of oil and $3.18 per Mcf of natural gas.
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

The following table reconciles the pre-tax PV10% value of our SEC Pricing Proved Reserves as of December 31, 2025 to the Standardized Measure of discounted future net cash flows.

SEC Pricing Proved Reserves (In thousands)
Standardized Measure Reconciliation
Pre-Tax Present Value of Estimated Future Net Revenues (Pre-Tax PV10%)	$4,530,656
Future Income Taxes, Discounted at 10%(1)	(707,854)
Standardized Measure of Discounted Future Net Cash Flows	$3,822,802
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

Proved Undeveloped Reserves

At December 31, 2025, we had approximately 101.3 MMBoe of proved undeveloped reserves as compared to 100.3 MMBoe at December 31, 2024.  A reconciliation of the change in proved undeveloped reserves during 2025 is as follows:

MBoe
Estimated Proved Undeveloped Reserves at 12/31/2024	100,333
Converted to Proved Developed Through Drilling	(19,162)
Added from Extensions and Discoveries	27,432
Purchases of Minerals in Place	1,761
Revisions	(9,085)
Estimated Proved Undeveloped Reserves at 12/31/2025	101,279

Our future development drilling program includes the drilling of approximately 140.8 proved undeveloped net wells before the end of 2030 at an estimated cost of $1.1 billion.  Our development plan for drilling proved undeveloped wells calls for the drilling of 62.9 net wells during 2026 (includes 31.5 net wells spud at December 31, 2025, but classified as proved undeveloped due to internal guidelines which require greater than 50% of total costs to be incurred to be classified as developed), 33.1 net wells during 2027, 24.4 net wells during 2028, 12.8 net wells during 2029, and 7.6 net wells during 2030 for a total of 140.8 net wells. Our proved undeveloped locations were decreased from 146.4 net wells at December 31, 2024 to 140.8 net wells at December 31, 2025 due to our 2025 development activity. We expect that our proved undeveloped reserves will continue to be converted to proved developed producing reserves as additional wells are drilled under our acreage.  All locations comprising our remaining proved undeveloped reserves are forecasted to be drilled within five years from initially being recorded in accordance with our development plan.

At December 31, 2025, the PV-10 value of our proved undeveloped reserves amounted to 20% of the PV-10 value of our total proved reserves.  Although our 2025 producing property additions exceeded our 5-year average development plan, there are numerous uncertainties.  The development of these reserves is dependent upon a number of factors which include, but are not limited to:  financial targets such as drilling within cash flow or reducing debt, drilling of obligatory wells, satisfactory rates of return on proposed drilling projects, and the levels of drilling activities by operators in areas where we hold leasehold interests.  During 2025, we decreased our capital spending by 38% compared to 2024. With 77% of the PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to execute our development plan.

At December 31, 2025, we had spent a total of $291.0 million related to the development of proved undeveloped reserves, which resulted in the conversion of 19.2 MMBoe of proved undeveloped reserves as of December 31, 2024 to proved developed reserves as of December 31, 2025.  Proved developed property additions in 2025 also included 38.3 MMBoe from the conversion of previously undeveloped locations that were not booked in our December 31, 2024 proved undeveloped reserves (the related development costs incurred at December 31, 2025 were $410.8 million). Additionally, our proved undeveloped reserves at December 31, 2025 included 37.9 MMBoe for net wells that had commenced drilling activities but remained classified as undeveloped reserves due to more than half of the capital expenditures that remain to be incurred for completion of the wells (the related development costs incurred at December 31, 2025 were $113.3 million).

In 2025, we also added 27.4 MMBoe of proved undeveloped reserves as a result of our development activity. We added an additional 1.8 MMBoe from our acquisitions. The SEC-prescribed commodity prices (after adjustment for transportation, quality and basis differentials) were $10.88 lower per barrel of oil and $1.16 higher per Mcf of natural gas at year-end 2025 as compared to year-end 2024. Additionally, we had negative revisions of 9.1 MMBoe primarily due to the significant downward trend in oil commodity prices.

Proved Reserves Sensitivity by Price Scenario

The SEC disclosure rules allow for optional reserves sensitivity analysis, such as the sensitivity that oil and natural gas reserves have to price fluctuations.  We have chosen to compare our proved reserves calculated using SEC Pricing (the “2025 SEC Case”) to two alternate pricing cases. The first case scenario uses a flat pricing deck of $70.00 per Bbl for oil and $4.50 per MMbtu for natural gas (the “$70 Flat Case”). The second scenario uses a flat pricing deck of $50.00 per Bbl for oil and $3.00 per MMbtu for natural gas (the “$50 Flat Case”).  The sensitivity scenarios were not audited by a third-party. In these sensitivity scenarios, all operating cost assumptions and other factors, other than the commodity price assumptions, have been held constant with the 2025 SEC Case. The change in pricing in the $50 Flat Case resulted in fewer future drilling locations that were considered economic compared to the 2025 SEC Case. This sensitivity analysis is only meant to demonstrate the impact that changing commodity prices may have on estimated proved reserves and PV-10 values. There is no assurance that any particular outcome will be realized. The table below shows our proved reserves utilizing the 2025 SEC Case compared with the $70 Flat Case and the $50 Flat Case.

	Price Cases
	2025 SEC Case(1)	$70 Flat Case(2)	$50 Flat Case(3)
Net Proved Reserves (December 31, 2025)
Oil (MBbl)
Developed	127,054	132,340	112,308
Undeveloped	57,807	60,387	44,777
Total	184,861	192,727	157,085
Natural Gas (MMcf)
Developed	934,404	968,756	876,193
Undeveloped	260,833	268,543	235,511
Total	1,195,237	1,237,299	1,111,704
Total Proved Reserves (MBOE)	384,068	398,944	342,369

Pre-tax PV10% (in thousands)(4)	$4,530,656	$5,704,714	2,788,331

_________________

(1)Represents reserves based on pricing prescribed by the SEC.  The unescalated twelve month arithmetic average of the first day of the month posted prices were adjusted for transportation and quality differentials to arrive at prices of $59.72 per Bbl for oil and $3.18 per Mcf for natural gas.  Production costs were held constant for the life of the wells.
(2)Prices based on $70.00 per Bbl for oil and $4.50 per MMbtu for natural gas, which were then adjusted for transportation and quality differentials to arrive at prices of $64.40 per Bbl for oil and $4.30 per Mcf for natural gas.
(3)Prices based on $50.00 per Bbl for oil and $3.00 per MMbtu for natural gas, which were then adjusted for transportation and quality differentials to arrive at prices of $44.53 per Bbl for oil and $2.77 per Mcf for natural gas.

(4)Pre-tax PV10%, or PV-10, may be considered a non-GAAP financial measure. See “Reconciliation of PV-10 to Standardized Measure” above for a reconciliation of the PV-10 of our 2025 SEC Case proved reserves to the Standardized Measure. GAAP does not prescribe a corresponding measure for PV-10 of proved reserves based on other than SEC prices. As a result, it is not practicable for us to reconcile the PV-10 of our proved reserves based on alternate pricing scenarios.

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

Internal Controls Over Reserves Estimation Process

We employ an internal reserve engineering department which is led by our Chief Technical Officer, who is responsible for overseeing the preparation of our reserves estimates. Our executive internal reserve engineer has a B.S. in petroleum engineering from Montana Tech, has over twenty years of oil and gas experience on the reservoir side, and has experience working for large independents on projects and acquisitions. In addition, we utilize a third-party reservoir engineering firm as our independent reserves auditor for 100% of our reserves base.

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

	Year Ended December 31,
	2025	2024	2023
Net Production:
Oil (MBbl)	27,611	26,511	22,013
Natural Gas (MMcf)	130,084	113,476	84,342
Total (MBoe)	49,292	45,423	36,070

Oil (MBbl) per day	76	72	60
Natural Gas (MMcf) per day	356	310	231
Total (MBoe) per day	135	124	99

Average Sales Prices:
Oil (per Bbl) (1)	$59.20	$71.59	$74.78
Effect of Loss on Settled Oil Derivatives on Average Price (per Bbl)	5.15	(0.11)	(0.90)
Oil, Net of Settled Oil Derivatives (per Bbl) (1)	64.35	71.48	73.88

Natural Gas and NGLs (per Mcf) (1) (2)	2.87	2.24	2.98
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.45	0.76	0.92
Natural Gas and NGLs, Net of Settled Natural Gas and NGL Derivatives (per Mcf) (1) (2)	3.32	3.00	3.90

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives (1) (2)	40.74	47.38	52.61
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	4.08	1.83	1.61
Realized Price on a Boe Basis Including Settled Commodity Derivatives (1) (2)	44.82	49.21	54.22

Average Costs:
Production Expenses (per Boe)	$9.61	$9.46	$9.62
_________________

(1)    Excludes the impact of certain non-cash adjustments to revenues
(2)     Excludes the impact of a legal settlement (See Note 2 to our financial statements)

The following table sets forth our production results for the years ended December 31, 2025, 2024 and 2023 in total and for each of our basins of operations.

	Year Ended December 31,
	2025	2024	2023
Net Production:
Oil (MBbl)
Williston Basin	10,607	12,241	12,747
Permian Basin	13,275	13,529	9,266
Appalachian Basin	159	56	—
Uinta Basin	3,570	685	—
Total	27,611	26,511	22,013
Natural Gas and NGLs (MMcf)
Williston Basin	29,187	31,518	31,103
Permian Basin	48,731	44,621	28,594
Appalachian Basin	49,804	36,785	24,645
Uinta Basin	2,362	552	—
Total	130,084	113,476	84,342
Crude Oil Equivalents (MBoe)
Williston Basin	15,471	17,494	17,931
Permian Basin	21,398	20,966	14,032
Appalachian Basin	8,460	6,186	4,108
Uinta Basin	3,963	777	—
Total	49,292	45,423	36,070

Drilling and Development Activity

The following table sets forth the number of gross and net productive and non-productive wells drilled in the years ended December 31, 2025, 2024 and 2023.  The number of wells drilled refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated.

	December 31,
	2025		2024		2023
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)

Development Wells:
Oil	774	71.0	790	86.9	803	76.1
Natural Gas	90	9.7	29	3.8	16	0.5
Non-Productive	—	—	—	—	—	—

Total Development Wells	864	80.7	819	90.7	819	76.6
______________
(1)Net Well totals in 2025, 2024 and 2023 do not include an additional 18.6, 69.4 and 80.4 net wells, respectively, from acquisitions which were already producing when acquired.

The following table summarizes our cumulative gross and net productive oil and natural gas wells by geographic area within the United States at each of December 31, 2025, 2024 and 2023. Wells are classified as oil or natural gas wells according to the predominant production stream. All of our wells in the Williston, Permian, and Uinta Basins are classified as oil wells, although they also produce natural gas and condensate. All of our wells in the Appalachian Basin are classified as natural gas wells.

	December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Williston Basin	8,573	682.5	8,278	664.0	7,981	643.7
Permian Basin	2,229	349.6	1,895	302.3	1,387	207.6
Appalachian Basin	518	114.2	424	104.3	397	100.3
Uinta Basin	382	49.1	271	37.4	—	—
Total	11,702	1,195.4	10,868	1,108.0	9,765	951.6

As of December 31, 2025, we had an additional 441 gross (45.6 net) wells in process, meaning wells that have been spud and are in the process of drilling, completing or waiting on completion.

Leasehold Properties

          As of December 31, 2025, our principal assets included approximately 301,797 net acres located in the United States. The following table summarizes our estimated gross and net developed and undeveloped acreage by geographic area at December 31, 2025.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Williston Basin	875,662	169,016	43,721	8,640	919,383	177,656
Permian Basin	181,279	39,317	29,050	6,450	210,329	45,767
Appalachian Basin	131,605	27,410	97,337	34,789	228,942	62,198
Uinta Basin	225,422	14,470	56,487	1,706	281,909	16,176
Total	1,413,968	250,213	226,595	51,585	1,640,563	301,797

As of December 31, 2025, approximately 83% of our total acreage was developed. All of our proved reserves are located in the United States.

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

Acreage Expirations

As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases.  All of our leases for undeveloped acreage summarized in the table below will expire at the end of their respective primary terms, unless we renew the existing leases, establish commercial production from the acreage or some other “savings clause” is exercised.  In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced.  While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no guarantee we can do so.  The approximate expiration of our net acres which are subject to expire between 2026 and 2030 and thereafter, are set forth below:

	Acreage Subject to Expiration
Year Ended	Gross	Net
December 31, 2026	8,651	1,899
December 31, 2027	11,161	2,727
December 31, 2028	10,308	3,239
December 31, 2029	4,158	2,676
December 31, 2030 and thereafter	12,463	8,564
Total	46,741	19,105

During 2025, we had leases expire covering approximately 4,206 net acres.  The 2025 lease expirations carried a cost of $7.8 million.  We believe that the expired acreage was not material to our capital deployed. As of December 31, 2025, we estimate that less than 1% of our proved undeveloped reserves were attributable to locations scheduled to be drilled after lease expiration.

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

Depletion of Oil and Natural Gas Properties

Our depletion expense is driven by many factors including certain exploration costs involved in the development of producing reserves, production levels and estimates of proved reserve quantities and future developmental costs.  The following table presents our depletion expenses during 2025, 2024 and 2023.

	Year Ended December 31,
(In thousands, except per Boe data)	2025	2024	2023
Depletion of Oil and Natural Gas Properties	$810,095	$736,600	$482,306
Depletion Expense (per Boe)	16.43	16.22	13.37

Research and Development

We do not anticipate performing any significant research and development under our plan of operation.

Delivery Commitments

The Company does not have any outstanding delivery commitments as of December 31, 2025.

Item 3. Legal Proceedings

Our company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “NOG.”  The closing price for our common stock on February 23, 2026 was $27.30 per share.

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

The following graph compares the 60-month cumulative total stockholder return on our common stock since December 31, 2020, and the cumulative total returns of the Standard & Poor’s 500 Index and the SPDR S&P Oil & Gas Exploration & Production ETF for the same period. This graph tracks the performance of a $100 investment in our common stock and in each index (including reinvestment of all dividends) from December 31, 2020 to December 31, 2025.

The following table sets forth the total returns utilized to generate the foregoing graph.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Northern Oil & Gas, Inc.	100.00	236.69	365.49	458.4	480.21	297.02
S&P 500	100.00	128.71	105.40	133.10	166.4	196.16
SPDR S&P Oil & Gas Exploration & Production ETF	100.00	166.74	242.38	251.01	248.50	243.15

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Holders

As of February 23, 2026, we had 97,294,661 shares of our common stock outstanding, held by approximately 116 stockholders of record.  The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

Recent Sales of Unregistered Securities

None, except to the extent previously included by the Company in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Dividend Policy

On May 6, 2021, our board of directors declared our first cash dividend on our common stock in the amount of $0.03 per share. The dividend was paid on July 30, 2021 to stockholders of record as of the close of business on June 30, 2021. Subsequently, our board of directors declared and paid incrementally higher quarterly cash dividends, through the $0.45 per share cash dividend declared in January 2025, and paid on April 30, 2025 to stockholders of record as of the close of business on March 28, 2025. Most recently, in February 2026, our board of directors declared a cash dividend on our common stock in the amount of $0.45 per share, payable on April 30, 2026 to stockholders of record as of the close of business on March 30, 2026. We have announced our intention to set our dividend policy once per year, with the potential for interim modifications driven by material changes in realized commodity prices, significant corporate actions or other events, and currently anticipate maintaining a $0.45 per share quarterly dividend throughout 2026.

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

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1, 2025 to October 31, 2025	—	$—	—	$ 160.3 million
November 1, 2025 to November 30, 2025	—	—	—	160.3 million
December 1, 2025 to December 31, 2025	356,168	21.51	326,301	153.3 million
Total	356,168	$21.51	326,301	$ 153.3 million
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

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and accompanying notes to financial statements appearing elsewhere in this report. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024 for discussion and analysis of results of operations for the year ended December 31, 2023.

Executive Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and natural gas properties, with a core area of focus in the premier basins within the United States. Using this strategy, we had participated in 11,702 gross (1,195 net) producing wells as of December 31, 2025. As of December 31, 2025, we had leased approximately 301,797 net acres, of which approximately 83% were developed and all were located in the United States.

Our average daily production for full year 2025 was 135,045 Boe per day, and in the fourth quarter of 2025 was 140,064 Boe per day (approximately 53% oil). This represented significant growth from 2024, which was driven in large part by our substantial acquisition activities in 2024 and 2025, as described in Note 3 to our financial statements.

During 2025, we added 80.7 new net wells to production, plus an additional 18.6 net wells added from acquisitions which were already producing when acquired. We ended 2025 with 45.6 net wells in process.

Our financial and operating performance for the year ended December 31, 2025 included the following:

•Total production of 135,045 Boe per day, a 9% increase compared to 2024

•Cash flows from operations of $1.5 billion, a 7% increase compared to 2024

•Proved reserves of 384.1 MMBoe at year-end, a 1% increase compared to year-end 2024

•Grew our total quarterly common stock dividends by 10%, from $1.64 per share total during 2024 to $1.80 per share total during 2025

•Provided returns to shareholders totaling approximately $230.4 million, comprised of $173.4 million in common stock dividend payments and $57.0 million in repurchases of common stock

•Extended the weighted average maturity on our outstanding indebtedness to 5.4 years at year-end 2025, compared to 3.9 years at year-end 2024.

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

Principal Components of Our Cost Structure

•Commodity price differentials.  The price differential between our well head price for oil and the NYMEX WTI benchmark price (“Oil Price Differential”) is primarily driven by the cost to transport oil via train, pipeline or truck to refineries. The price differential between our well head price for natural gas and NGLs and the NYMEX Henry Hub benchmark price (“Gas Price Differential”) is primarily driven by gathering and transportation costs. As applicable, the calculations of both our Oil Price Differential and Gas Price Differential include certain immaterial non-cash revenue adjustments intended to reflect current period economic conditions.

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

•General and administrative expenses.  General and administrative expenses include overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our acquisition and development operations, audit and other professional fees and legal compliance.

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

•Impairment expense. Under the full cost method of accounting, the Company is required to perform a ceiling test impairment review each quarter.  The test determines a limit, or ceiling, on the book value of the Company’s oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. As a result of its ceiling test, the Company recorded a non-cash impairment charge of $702.7 million in the year ending December 31, 2025. The Company did not have any ceiling test impairment charges for the years ended December 31, 2024 and 2023. Average commodity prices have declined in recent months. If this downward trend continues, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline significantly, which could trigger the need for the Company to record an additional non-cash ceiling test impairment of its oil and gas property costs in future periods.

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

Our average oil price differential to the NYMEX WTI benchmark price during 2025 was $5.53 per barrel, as compared to $3.88 per barrel in 2024.  Our net average realized gas price during 2025 was $2.87 per Mcf, representing a 79% realization relative to the average NYMEX Henry Hub pricing, compared to a net average realized gas price of $2.24 per Mcf during 2024, which represented 93% realization relative to average NYMEX Henry Hub pricing. Fluctuations in our oil and natural gas price realizations are due to several factors, such as realized pricing by basin, gathering and transportation costs, transportation methods, takeaway capacity relative to production levels, regional storage capacity, seasonal refinery maintenance, temporarily depressing demand, and in the case of gas realizations, the price of NGLs.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher commodity prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower commodity prices have generally had the opposite effect.  In addition, individual components of drilling costs can vary depending on numerous factors, such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant used. During 2025 and 2024, the weighted average gross authorization for expenditure cost for wells we elected to participate in was $10.2 million and $9.4 million, respectively.

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

During 2025, a decline in oil prices occurred as a result of, among other things, (i) uncertainties regarding U.S. trade policies and tariffs driving concerns over increasing inflation, (ii) continued concerns over slowing global economic growth and resulting reductions in estimated global oil consumption, and (iii) the decision by OPEC to increase production starting in May 2025 and on multiple occasions subsequent thereto, creating additional global supply and further downward pressure on oil prices. These factors led to declining oil prices, with the NYMEX price for oil reaching levels not seen since the first quarter of 2021.

Although U.S. inflation rates were relatively stable during 2025, they remain slightly higher than historical averages. Inflationary pressures, such as trade tariffs, can lead to economic slowdown and/or lead to a recession, which in turn can cause a decrease in short-term or longer-term demand for commodities, resulting in oversupply and potential for lower commodity prices.

The foregoing destabilizing factors have caused dramatic fluctuations in global financial markets and uncertainty about world-wide oil and natural gas supply and demand, which in turn has increased the volatility of oil and natural gas prices.

Prolonged lower oil prices and inflationary costs could impact our operating partners’ development schedule for the non-operated wells in which we have a working interest. Additionally, such prolonged depressed prices could result in a significant triggering event indicating the need for further impairment of our oil and natural gas assets. Any of the foregoing events or circumstances could impact our future sales volumes, operating revenues and expenses, liquidity, per unit metrics and capital expenditures.

In light of current macroeconomic uncertainty and geopolitical tensions, including developments pertaining to Russia's invasion of Ukraine, conflicts in the Middle East and Venezuela, and potential further imposition of domestic and foreign tariffs, we cannot predict any future volatility in or levels of commodity prices or demand for oil and natural gas.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows.  The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2025 and 2024.

	December 31,
	2025	2024
Average NYMEX Prices(1)
Oil (per Bbl)	$64.73	$75.76
Natural Gas (per MMbtu)	3.62	2.41
________________________

(1)Based on average NYMEX closing prices.

For 2025, the average NYMEX WTI pricing was $64.73 per barrel of oil, or 15% lower than the $75.76 average pricing in 2024. Our average realized oil price before reflecting settled oil derivatives was $59.20 per barrel of oil in 2025, as compared to $71.59 in 2024. Our average realized oil price after reflecting settled oil derivatives was $64.35 per barrel of oil in 2025, as compared to $71.48 in 2024, representing a 10% decline year-over-year. The lower average realized oil price in 2025 was principally due to a 15% lower average NYMEX WTI benchmark price in 2025 compared to 2024, partially offset by higher gains on settled oil derivatives.

For 2025, the average NYMEX Henry Hub pricing for natural gas was $3.62 per MMbtu, or 50% higher than the $2.41 per MMbtu price in 2024. Our average realized natural gas price before reflecting settled natural gas derivatives was $2.87 per Mcf in 2025, as compared to $2.24 per Mcf in 2024. Our average realized natural gas price after reflecting settled natural gas derivatives was $3.32 per Mcf in 2025, as compared to $3.00 per Mcf in 2024, representing an 11% increase year-over-year. The higher average realized natural gas price in 2025 is due to a higher average NYMEX Henry Hub benchmark price, partially offset by lower gains on settled natural gas derivatives in 2025 compared to 2024.

We have entered into derivatives contracts to hedge commodity price risk on a portion of our future expected oil and natural gas production. For a summary as of December 31, 2025, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in Item 7A below. See also Note 12 to our financial statements.

Results of Operations for 2025 and 2024

The following table sets forth selected operating data for the periods indicated.  Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Year Ended December 31,
	2025	2024
Net Production:
Oil (MBbl)	27,611	26,511
Natural Gas (MMcf)	130,084	113,476
Total (MBoe)	49,292	45,423

Net Sales (in thousands):
Oil Sales	$1,627,493	$1,897,857
Natural Gas and NGL Sales	453,795	254,222
Gain on Settled Commodity Derivatives	201,321	83,225
Gain (Loss) on Unsettled Commodity Derivatives	179,343	(21,258)
Other Revenue	13,771	11,683
Total Revenues	2,475,723	2,225,729

Average Sales Prices:
Oil (per Bbl) (1)	$59.20	$71.59
Effect of Loss on Settled Oil Derivatives on Average Price (per Bbl)	5.15	(0.11)
Oil, Net of Settled Oil Derivatives (per Bbl) (1)	64.35	71.48

Natural Gas and NGLs (per Mcf) (1) (2)	2.87	2.24
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.45	0.76
Natural Gas and NGLs, Net of Settled Natural Gas and NGL Derivatives (per Mcf) (1) (2)	3.32	3.00

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives(1) (2)	40.74	47.38
Effect of Gain on Settled Commodity Derivatives on Average Price (per Boe)	4.08	1.83
Realized Price on a Boe Basis Including Settled Commodity Derivatives(1) (2)	44.82	49.21

Operating Expenses (in thousands):
Production Expenses	$473,666	$429,792
Production Taxes	131,334	157,091
General and Administrative Expenses	61,332	50,463
Depletion, Depreciation, Amortization and Accretion	814,859	740,901
Other Expense	12,848	9,650

Costs and Expenses (per Boe):
Production Expenses	$9.61	$9.46
Production Taxes	2.66	3.46
General and Administrative Expenses	1.24	1.11
Depletion, Depreciation, Amortization and Accretion	16.53	16.31

Net Producing Wells at Period-End	1,195.4	1,108.0
______________
(1)    Excludes the impact of certain non-cash adjustments to revenues
(2)     Excludes the impact of a legal settlement (See Note 2 to our financial statements)

Oil and Natural Gas Sales

Our revenues vary from year to year primarily as a result of changes in realized commodity prices and production volumes.  In 2025, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, decreased by 3% from 2024, driven by a 14% decrease in realized prices on a per Boe basis, excluding the effect of settled commodity derivatives, partially offset by a 9% increase in production volumes. The lower average realized price in 2025 as compared to 2024 was driven primarily by lower average NYMEX oil prices in 2025 as compared to 2024, in addition to higher average oil price differentials, partially offset by higher realized gas and NGL prices in 2025 as compared to 2024.  Oil price differentials during 2025 averaged $5.53 per barrel, as compared to $3.88 per barrel in 2024.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Our acquisition activities in 2025 and 2024 (see Note 3 to our financial statements) helped drive the 9% increase in production levels in 2025 as compared to 2024. In addition, the number of net wells we added to production (excluding acquisitions) increased by 11% in 2025 as compared to 2024, due to our growing organic acreage footprint and increased development on our properties.

Our production for the last two years is set forth in the following table:

	Year Ended December 31,
	2025	2024
Production:
Oil (MBbl)	27,611	26,511
Natural Gas and NGL (MMcf)	130,084	113,476
Total (MBoe)(1)	49,292	45,423

Average Daily Production:
Oil (MBbl)	76	72
Natural Gas (MMcf)	356	310
Total (MBoe)(1)	135	124
__________________________________

(1)Natural gas and NGLs are converted to Boe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not necessarily indicative of the relationship of oil and natural gas prices.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production.  Our net result from commodity derivatives trade was a gain of $380.7 million in 2025, compared to a gain of $62.0 million in 2024.  Net gain or loss on commodity derivatives is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For 2025, we realized a gain on settled commodity derivatives of $201.3 million, compared to a $83.2 million gain in 2024.  The increased gain on settled derivatives was primarily due to a decrease in the average NYMEX oil price in 2025 compared to 2024. The average NYMEX oil price for 2025 was $64.73 per barrel, compared to $75.76 per barrel for 2024.

During 2025, our derivative settlements included 11.9 million barrels of oil subject to swaps at an average settlement price of $73.27 per barrel, and we had an additional 9.4 million barrels of oil hedged subject to collars. Additionally, during 2025, our derivative settlements included 40.0 million MMBtu of natural gas subject to swaps at an average settlement price of $3.88 per MMBtu, and we had an additional 40.9 million MMBtu of natural gas hedged subject to collars.

During 2024, our derivative settlements included 10.5 million barrels of oil subject to swaps at an average settlement price of $74.93 per barrel, and we had an additional 8.9 million barrels of oil hedged subject to collars. Additionally, during 2024, our derivative settlements included 41.7 million MMBtu of natural gas subject to swaps at an average settlement price of $3.50 per MMBtu, and we had an additional 29.6 million MMBtu of gas hedged subject to collars. Our average realized price

(including all commodity derivative cash settlements) in 2025 was $44.82 per Boe compared to $49.21 per Boe in 2024. The gain on settled commodity derivatives increased our average realized price per Boe by $4.08 and $1.83 in 2025 and 2024, respectively. The percentage of oil production hedged under our derivative contracts was 77% and 73% in 2025 and 2024, respectively.

The Company had unsettled commodity derivative gains of $179.3 million in 2025, compared to a loss of $21.3 million in 2024.  Our derivatives are not designated for hedge accounting and are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings.  Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying balance sheets.  As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives.  Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date.  At December 31, 2025, all of our derivative contracts were recorded at their fair value, which was a net asset of $121.6 million, a change of $178.8 million from the $57.2 million net liability recorded as of December 31, 2024.  The change in the fair value of our derivative contracts year-over-year was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2024.  Our open commodity derivative contracts are summarized in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $473.7 million in 2025, compared to $429.8 million in 2024.  On a per unit basis, production expenses increased 2%, from $9.46 per Boe in 2024 to $9.61 per Boe in 2025, primarily due to higher workover costs in 2025. On an absolute dollar basis, production expenses increased 10% in 2025 compared to 2024, primarily due to a 9% increase in production volumes.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $131.3 million in 2025, compared to $157.1 million in 2024.  As a percentage of oil and natural gas sales, our production taxes were 6.5% and 7.3% in 2025 and 2024, respectively. The fluctuation in our average production tax rate from year to year is primarily due to our oil and gas sales mix by basin and to certain out-of-period adjustments made to production taxes, as discussed under the heading “Out-of-Period Adjustments” in Note 2 to the financial statements.

General and Administrative Expenses

General and administrative expenses were $61.3 million for 2025, compared to $50.5 million for 2024. The increase in 2025 compared to 2024 was driven by an increase in employee compensation costs to support the Company’s growth and higher acquisition-related costs, partially offset by lower professional fees.

Legal Settlement Expense

In 2025, we incurred legal expenses of approximately $33.1 million in conjunction with our $81.7 million received from an operator in North Dakota, pursuant to a legal settlement resolving our claims related to certain post-production costs previously deducted from revenues (see Note 2 to the financial statements).

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $814.9 million in 2025, compared to $740.9 million in 2024.  The aggregate increase in DD&A expense for 2025 compared to 2024 was driven by a 9% increase in production levels and a 1% increase in the depletion rate per Boe. The following table summarizes DD&A expense per Boe for 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change	% Change
Depletion	$16.43	$16.22	$0.21	1%
Depreciation, Amortization, and Accretion	0.10	0.09	0.01	11%
Total DD&A expense	$16.53	$16.31	$0.22	1%

Impairment Expense

In 2025, the Company recorded a non-cash impairment charge of $702.7 million as a result of its full cost ceiling test. The Company did not have any ceiling test impairment charges in 2024.

Interest Expense

Interest expense, net of capitalized interest, was $172.4 million in 2025, compared to $157.7 million in 2024.  The increase in interest expense in 2025 as compared to 2024 was primarily due to higher outstanding borrowings under the Revolving Credit Facility, through the first half of 2025, to fund the Company’s acquisitions activities that occurred in the latter part of 2024. See Note 3 for further information.

Loss on Debt Extinguishment

    In 2025, we recorded a loss on debt extinguishment of $10.8 million, primarily due to the $10.3 million tender premium paid in conjunction with the cash tender offer to holders of our 8.125% senior notes due 2028 (the “Senior Notes due 2028”) (see Note 4 to the financial statements).

Income Tax Expense

During 2025, we recorded income tax expense of $23.9 million related to federal and state income taxes, as compared to $160.5 million in 2024. The decrease in income tax expense in 2025 is primarily due to lower book income in 2025 as compared to 2024. In addition, the enactment of the One Big Beautiful Bill Act in July 2025, which reinstated the 100% additional first-year “bonus” depreciation deduction, provided favorable updates to the calculation of disallowed interest, and to the determination of whether the Company is subject to the Corporate Alternative Minimum Tax.

The effective tax rate for 2025 was 38.2% compared to an effective tax rate of 23.6% for 2024. The higher effective tax rate in 2025 was primarily due to the impact, on our deferred taxes, of the increase in our average state income tax rates, as well as adjustments for the impact of certain nondeductible items.

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

During 2025, we repurchased and retired 1,948,996 shares of our common stock for total consideration of $57.0 million, or an average price of $29.25 per share excluding excise taxes.

We completed over $333.5 million in bolt-on acquisitions that closed during 2025 (see Note 3 to our financial statements). We financed these acquisitions with a combination of debt issuances, credit facility borrowings, and internally generated cash flow from operations.

In June 2025, we issued $200.0 million in aggregate principal amount of our Convertible Notes (the “Additional Convertible Notes”) at an issue price of 105.597% of the principal amount thereof, the proceeds of which were used to reduce borrowings under our Revolving Credit Facility and for other general corporate purposes.

In October 2025, upon successfully completing the issuance of $725.0 million in aggregate principal amount of our 7.875% senior notes due 2033 (the “Senior Notes due 2033”), we repurchased approximately 97.14% of our outstanding Senior Notes due 2028, representing approximately $684.9 million in aggregate principal amount, for a total amount of $699.9 million, inclusive of tender premium and accrued interest due. Approximately $20.2 million in aggregate principal of the Senior Notes due 2028 remained outstanding at December 31, 2025.

As of December 31, 2025, we had outstanding total debt of $2,423.2 million consisting of $478.0 million of borrowings under our Revolving Credit Facility, $20.2 million aggregate principal amount of our Senior Notes due 2028 (as defined herein), $700.0 million aggregate principal amount of our Convertible Notes (as defined herein), $500.0 million aggregate principal amount of our 8.750% senior notes due 2031 (the “Senior Notes due 2031”) (as defined herein), and $725.0 million aggregate principal amount of our Senior Notes due 2033 (as defined herein).

As of December 31, 2025, we had total liquidity of $1,136.3 million, consisting of $1,122.0 million of committed borrowing availability under the Revolving Credit Facility and $14.3 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 81% and 88% of our total oil and gas sales in 2025 and 2024, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the years ended 2025 and 2024, we hedged approximately 77% and 73% of our crude oil production, respectively, and approximately 62% and 63% of our natural gas production, respectively. For a summary as of December 31, 2025, of our open commodity swap contracts for future periods, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below.

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

Working Capital

Our working capital balance fluctuates as a result of changes in commodity pricing and production volumes, collection of receivables, expenditures related to our development and production operations and the impact of our outstanding derivative instruments.  At December 31, 2025, we had a working capital surplus of $46.7 million, compared to a deficit of $43.5 million at December 31, 2024.  Current assets increased by $85.3 million and current liabilities decreased by $5.0 million at December 31, 2025, as compared to December 31, 2024.

The $85.3 million increase in current assets in 2025 as compared to 2024 was primarily driven by a $120.2 million increase in derivative instruments, a $17.7 million increase in advances to operators, and a $7.2 million increase in cash and other current assets, partially offset by a $39.7 million decrease in accounts receivable and a $20.0 million decrease in income tax receivable.

The $5.0 million decrease in current liabilities in 2025 as compared to 2024 was primarily due to a $19.9 million decrease in derivative instruments and $3.0 million decrease in accrued interest, partially offset by a $17.9 million increase in accounts payable, accruals and other current liabilities.

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

Our cash summary for the years ended December 31, 2025 and 2024 is presented below:

	Year Ended December 31,
(In thousands)	2025	2024
Net Cash Provided by Operating Activities	$1,505,288	$1,408,663
Net Cash Used for Investing Activities	(1,252,462)	(1,674,754)
Net Cash Provided by (Used for) Financing Activities	(247,460)	266,829
Net Increase in Cash	$5,366	$738

Cash Flows from Operating Activities

Net cash provided by operating activities in 2025 was $1.5 billion, compared to $1.4 billion in 2024. Net cash provided by operating activities is affected by working capital changes or the timing of cash receipts and disbursements. Changes in working capital and other items (as reflected in our statements of cash flows) in the year ended December 31, 2025 was a surplus of $70.1 million compared to a deficit of $53.9 million in 2024.

Cash Flows from Investing Activities

We had cash flows used in investing activities of $1.3 billion and $1.7 billion during the years ended December 31, 2025 and 2024, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs.  During 2025 and 2024, we added 80.7 and 90.7 net wells to production, respectively, excluding already producing wells from acquisitions.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred.  As a result, our actual cash spending is not always reflective of current levels of development activity.  For instance, during the year ended December 31, 2025, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $1.2 billion, while the actual cash spend in this regard amounted to $1.3 billion.

Development and acquisition activities are discretionary.  We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the years ended December 31, 2025 and 2024 are summarized in the following table:

	Year Ended December 31,
(In millions)	2025	2024
Drilling and Development Capital Expenditures	$919.2	$771.3
Acquisition of Oil and Natural Gas Properties	328.0	900.2
Other Capital Expenditures	4.5	3.2
Total	$1,251.7	$1,674.6

Cash Flows from Financing Activities

Net cash used for financing activities was $247.5 million in the year ended December 31, 2025. The net cash used in financing activities in 2025 was primarily due to $695.2 million spent as part of the tender offer to repurchase certain of our Senior Notes due 2028 (inclusive of tender premiums), $600.0 million in repayments of borrowings under our Revolving Credit Facility, $173.4 million in dividend payments, $57.0 million in repurchases of common stock, $26.1 million spent in debt issuance costs, and $16.9 million from the entry into additional capped call transactions, partially offset by $725.0 million received from the issuance of our Senior notes due 2033, $388.0 million received from borrowing under our credit facility, and $211.2 million received from the issuance of the Additional Convertible Notes.

In the year ended December 31, 2024, our financing activities resulted in net cash provided of $266.8 million. The cash provided by financing activities in 2024 was primarily related to $984.0 million in increased borrowings under our Revolving Credit Facility, partially offset by $455.0 million in repayments of borrowing under our Revolving Credit Facility, $94.5 million in repurchases of common stock, and $162.0 million in dividend payments to holders of our common stock.

Revolving Credit Facility

We have entered into a revolving credit facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto (the “Revolving Credit Facility”). The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and natural gas properties. Subsequent to December 31, 2025, in February 2026, the Company completed a wildcard redetermination, pursuant to which the borrowing base was increased from $1.8 billion to $1.975 billion and the elected commitment amount was increased from $1.6 billion to $1.8 billion. As of December 31, 2025, we had $478.0 million in borrowings outstanding under the facility, leaving approximately $1.3 billion in available committed borrowing capacity. See Note 4 to our financial statements for further details regarding the Revolving Credit Facility.

Senior Notes due 2028

As of December 31, 2025, we had outstanding $20.2 million aggregate principal amount of our Senior Notes due 2028. See Note 4 to our financial statements for further details regarding the Senior Notes due 2028. Subsequent to December 31, 2025, in February 2026, we gave notice to the holders of the Senior Notes due 2028 (the “Notice of Full Redemption”) that we elected to redeem all of the outstanding Senior Notes due 2028, in accordance with the terms of the 2028 Notes Indenture. Pursuant to the Notice of Full Redemption, the Redemption Date is March 4, 2026, and the Redemption Price is 100%.

Convertible Notes due 2029

As of December 31, 2025, we had outstanding $700.0 million aggregate principal amount of our Convertible Notes due 2029. See Note 4 to our financial statements for further details regarding the Convertible Notes.

Senior Notes due 2031

As of December 31, 2025, we had outstanding $500.0 million aggregate principal amount of our Senior Notes due 2031. See Note 4 to our financial statements for further details regarding the Senior Notes due 2031.

Senior Notes due 2033

As of December 31, 2025, we had outstanding $725.0 million aggregate principal amount of our Senior Notes due 2033. See Note 4 to our financial statements for further details regarding the Senior Notes due 2033.

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

Planned Capital Expenditures. For 2026, we are budgeting approximately $0.9 billion to $1.1 billion in total planned capital expenditures, including development expenditures and our smaller day-to-day acquisition activity, which we refer to as our “ground game” acquisition activity. As of December 31, 2025, we had incurred $328.9 million in capital expenditures that were included in accounts payable and accrued liabilities, and we estimate that we were committed to an additional approximately $430.6 million in development capital expenditures not yet incurred for wells we had elected to participate in. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our Revolving Credit Facility. The foregoing excludes larger acquisitions, which are typically not included in our annual capital expenditure budget. See also “Capital Requirements” below.

Capital Stock and Debt Security Repurchases. In May 2022, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock. In July 2024, the Company’s board of directors terminated the prior stock repurchase program, and approved a new stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock. On March 10, 2025, the Company’s board of directors approved and promptly announced an additional $100.0 million authorization under this stock repurchase program. The stock repurchase program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions. During the year ended December 31, 2025 the Company repurchased 1,948,996 shares of its common stock under the stock repurchase programs at a total cost of $57.3 million (including commissions and $0.3 million in excise tax). The Company may in the future engage in similar transactions.

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

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry.  Typically, as prices for oil and natural gas increase, so do all associated costs.  Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.  Material changes in prices also impact our current revenue stream, estimates of future reserves, borrowing base calculations of bank loans, impairment assessments of oil and natural gas properties, and values of properties in purchase and sale transactions.  Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel.  Based on current conditions and expectations, we are not presently budgeting for any material change in per well drilling and completion and other associated costs in 2026 compared to 2025.

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

Oil and Natural Gas Reserves

The determination of depreciation, depletion and amortization expense as well as impairments that are recognized on our oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves attributable to our properties.  Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment.  For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of oil and natural gas and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change.  Approximately 26% of our proved oil and gas reserve volumes are categorized as proved undeveloped reserves as of December 31, 2025. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserve, future cash flows from our reserves, and future development of our proved undeveloped reserves.

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

Our third-party independent reserve engineers, Cawley, audited 100% of our estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2025. Our estimates of proved reserves quantities were prepared in accordance with the rules promulgated by the SEC. In connection with our external petroleum engineers performing their independent reserve audits, we furnish them with the following information that they review: (1) technical support data, (2) technical analysis of geologic and engineering support information, (3) economic and production data and (4) our well ownership interests.

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

Capitalized amounts except unproved costs are depleted using the units of production method.  The depletion expense per unit of production is the ratio of the sum of our unamortized historical costs and estimated future development costs to our proved reserve volumes.  Estimation of hydrocarbon reserves relies on professional judgment and use of factors that cannot be precisely determined.  Subsequent reserve estimates materially different from those reported would change the depletion expense recognized during the future reporting periods.  For the year ended December 31, 2025, our average depletion expense per unit of production was $16.43 per Boe.

To the extent the capitalized costs in our full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the sum of the present value (using a 10% discount rate and based on 12-month/SEC oil and natural gas prices) of the estimated future net cash flows from our proved oil and natural gas reserves and the capitalized cost associated with our unproved properties, we would have a non-cash ceiling impairment. Such impairment costs would be charged to operations as a reduction of the carrying value of oil and natural gas properties.  The risk that we will be required to write down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are depressed, even if the low prices are temporary.  In addition, ceiling impairment charges may occur if we experience poor drilling results or if estimations of our proved reserves are substantially reduced.  A ceiling impairment is a reduction in earnings that does not impact cash flows, but does impact operating income and stockholders’ equity.  Once recognized, a ceiling impairment charge to oil and natural gas properties cannot be reversed at a later date.

At December 31, 2025, we performed an impairment review using prices that reflect an average of 2025’s monthly prices as prescribed pursuant to the SEC’s guidelines.  As a result, we recorded a non-cash impairment charge of $702.7 million in the year ended December 31, 2025. We did not record any full cost impairment charge for the year ended December 31, 2024. Average commodity prices have declined in recent months. If this downward trend continues, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline significantly, which could trigger the need for the Company to record a non-cash ceiling test impairment of its oil and gas property costs in future periods.

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

Recently Issued or Adopted Accounting Pronouncements

See Note 2 to the financial statements for a discussion of recently issued or adopted accounting pronouncements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.  Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand and other factors.  Historically, the markets for oil and natural gas have been volatile, and we believe these markets will likely continue to be volatile in the future.  The prices we receive for our production depend on numerous factors beyond our control.  Our revenue generally would have increased or decreased along with any increases or decreases in oil or natural gas prices, but the exact impact on our income is indeterminable given the variety of expenses associated with producing and selling oil that also increase and decrease along with oil prices. See “Item 2. Properties - Proved Reserves Sensitivity by Price Scenario” for estimates of how a change in oil and gas prices from the 2025 SEC Case to either the $50 Flat Case or the $70 Flat Case would impact our proved reserves volumes and the associated PV-10 values.

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

The following table summarizes our open crude oil derivative contracts as of December 31, 2025, by fiscal quarter.

Crude Oil Contracts
	Swaps(1)		Collars
Contract Period	Volume (Bbls)	Weighted Average Price ($/Bbl)	Volume Ceiling (Bbls)	Volume Floor (Bbls)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Floor Price ($/Bbl)

2026:
Q1	2,291,876	$68.34	3,121,226	2,446,789	$72.98	$62.94
Q2	1,930,956	66.44	2,245,907	1,563,977	71.35	63.55
Q3	1,494,567	68.93	1,810,587	1,121,163	72.33	65.01
Q4	1,494,567	68.91	1,810,587	1,121,163	72.33	65.01
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

The following table summarizes our open natural gas derivative contracts as of December 31, 2025, by fiscal quarter.

Natural Gas Contracts
	Swaps(1)		Collars
Contract Period	Volume (MMBTU)	Weighted Average Price ($/MMBTU)	Volume Ceiling (MMBTU)	Volume Floor (MMBTU)	Weighted Average Ceiling Price ($/MMBTU)	Weighted Average Floor Price ($/MMBTU)

2026:
Q1	11,130,000	$4.08	12,203,249	12,203,249	$4.93	$3.39
Q2	12,420,000	3.97	12,924,706	12,924,706	4.96	3.42
Q3	12,420,000	4.01	12,924,706	12,924,706	4.92	3.45
Q4	14,415,000	4.14	12,889,642	12,889,642	5.10	3.47
2027:
Q1	9,350,000	$4.02	6,965,000	6,965,000	$4.79	$3.46
Q2	9,660,000	4.01	5,980,000	5,980,000	4.43	3.45
Q3	9,660,000	4.01	5,980,000	5,980,000	4.43	3.45
Q4	7,485,000	3.98	4,275,000	4,275,000	4.41	3.45
2028:
Q1	2,555,000	$3.83	900,000	900,000	$4.17	$3.50
Q2	1,840,000	3.83	920,000	920,000	4.17	3.50
Q3	1,840,000	3.83	920,000	920,000	4.17	3.50
Q4	1,530,000	3.85	920,000	920,000	4.07	3.50
2029:
Q1	—	$—	890,000	890,000	$3.88	$3.50
Q2	—	—	920,000	920,000	3.88	3.50
Q3	—	—	920,000	920,000	3.88	3.50
Q4	—	—	610,000	610,000	3.88	3.50
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

The following table summarizes our open NGL derivative contracts as of December 31, 2025, by fiscal quarter.

NGL Contracts
	Swaps
Contract Period	Volume (BBL)	Weighted Average Price ($/BBL)

2026:
Q1	92,250	$36.00
Q2	106,925	33.32
Q3	96,600	33.03
Q4	80,500	33.32
2027:
Q1	65,250	$32.30
Q2	59,150	30.73
Q3	57,500	30.69
Q4	52,900	30.87

Interest Rate Risk

Our long-term debt as of December 31, 2025 was comprised of borrowings that contain fixed and floating interest rates. Our Senior Notes due 2028, Senior Notes due 2031, Senior Notes due 2033 and Convertible Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement (see Note 4 to our financial statements).

From time to time, the Company may use interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The following table summarizes our open interest rate derivative contracts as of December 31, 2025.

Fixed Rate Swap Agreements (in thousands)
	Swaps
Contract Period	Notional Amount	Fixed Rate	Floating Benchmark
October 1, 2024 - October 1, 2026	$25,000	3.423%	USD-SOFR CME
May 1, 2025 - May 1, 2027	$50,000	3.423%	USD-SOFR CME
September 19, 2025 - October 1, 2027	$50,000	3.300%	USD-SOFR CME
October 20, 2025 - November 1, 2027	$100,000	3.187%	USD-SOFR CME
December 10, 2025 - December 1, 2027	$50,000	3.393%	USD-SOFR CME
December 10, 2025 - December 1, 2028	$50,000	3.392%	USD-SOFR CME

Changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at December 31, 2025 would cost us approximately $1.5 million in additional annual interest expense.

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

As of December 31, 2025, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our Company’s internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Northern Oil & Gas, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Northern Oil & Gas, Inc. (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 26, 2026

Item 9B. Other Information

(a)    None.

(b)    During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Certain information required by this Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2026, which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2025.  Except for those portions specifically incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

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

Information About Our Executive Officers

Our executive officers, their ages and offices held are as follows:

Name	Age	Positions
Nicholas O’Grady	47	Chief Executive Officer
Chad Allen	44	Chief Financial Officer
Adam Dirlam	42	President
Erik Romslo	48	Chief Legal Officer & Secretary
James Evans	42	Chief Technical Officer

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
Amended and Restated 2018 Equity Incentive Plan	700,852	(1)	—	1,897,358
Equity compensation plans not approved by security holders	—		—	—
Total	700,852		$—	1,897,358
_____________

(1)Represents shares issuable pursuant to performance-based restricted stock units (“RSUs”) granted under the Company’s Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), assuming actual or maximum performance under the terms of the RSUs. This figure does not include the shares potentially issuable in settlement of appreciation rights (“SARs”) issued pursuant to the 2018 Plan, as the awards are not denominated in securities and the number of securities that may be issued in settlement of the SARs is not known. See Note 6 to our financial statements for additional information on these awards.

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

(b)            Exhibits:

Exhibit No.	Description	Reference
2.1*	Acquisition and Cooperation Agreement, dated as of June 27, 2024, by and between SM Energy Company and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.2 to SM Energy Company’s Current Report on Form 8-K (File No. 001-31539) filed with the SEC on June 28, 2024
2.2*	Purchase and Sale Agreement, dated as of June 27, 2024, by and among XCL AssetCo, LLC, XCL Marketing, LLC, Wasatch Water Logistics, LLC, XCL Resources, LLC and XCL SandCo, LLC, as seller, SM Energy Company, as purchaser, and Northern Oil and Gas, Inc. (solely for the purposes of ratifying certain provisions therein)	Incorporated by reference to Exhibit 10.1 to SM Energy Company’s Current Report on Form 8-K (File No. 001-31539) filed with the SEC on June 28, 2024
2.3*	Purchase and Sale Agreement, dated as of December 5, 2025, by and among Antero Resources Corporation, Antero Minerals LLC and Monroe Pipeline LLC, as sellers, and Infinity Natural Resources, LLC and Northern Oil and Gas, Inc., as buyers	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2025
2.4*	Purchase and Sale Agreement, dated as of December 5, 2025, by and among Antero Midstream LLC, Antero Water LLC and Antero Treatment LLC, as sellers, and Infinity Natural Resources, LLC and Northern Oil and Gas, Inc., as buyers	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2025
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc. dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc. dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc. dated May 23, 2024	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2024
3.4	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2023
4.1	Description of Northern Oil and Gas, Inc. Capital Stock	Filed herewith
4.2	Indenture, dated February 18, 2021, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.125% Senior Note due 2028)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2021
4.3	First Supplemental Indenture, dated November 15, 2021, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2021
4.4	Indenture, dated October 14, 2022, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 3.625% Convertible Senior Note due 2029)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2022
4.5	First Supplemental Indenture, dated June 17, 2025, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2025

4.6	Indenture, dated May 15, 2023, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 8.750% Senior Note due 2031)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2023
4.7	Indenture, dated October 1, 2025, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 7.875% Senior Note due 2033)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2025
10.1	Letter Agreement, dated July 21, 2017, by and between Northern Oil and Gas, Inc. and Bahram Akradi	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2017
10.2	Registration Rights Agreement, dated as of May 15, 2018, among Northern Oil and Gas, Inc. and the holders party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2018
10.3	Registration Rights Agreement, dated September 17, 2018, between Pivotal Williston Basin, LP, Pivotal Williston Basin II, LP, and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2018
10.4	Registration Rights Agreement, dated October 1, 2018, by and between WR Operating LLC and Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2018
10.5#	Amended and Restated Employment Agreement, dated December 29, 2023, between Northern Oil and Gas, Inc. and Nicholas O’Grady	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024
10.6#	Second Amended and Restated Employment Agreement, dated December 29, 2023, between Northern Oil and Gas, Inc. and Adam Dirlam	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024
10.7#	Second Amended and Restated Employment Agreement, dated December 29, 2023, between Northern Oil and Gas, Inc. and Erik Romslo	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024
10.8#	Second Amended and Restated Employment Agreement, dated December 29, 2023, between Northern Oil and Gas, Inc. and Chad Allen	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024
10.9#	Second Amended and Restated Employment Agreement, dated December 29, 2023, between Northern Oil and Gas, Inc. and James Evans	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024
10.10#	Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2023
10.11#	Form of Restricted Stock Award Agreement (Time-Based Single Trigger) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.12#	Form of Restricted Stock Award Agreement (Time-Based Double Trigger) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.13#	Form of Restricted Stock Award Agreement (Performance-Based Employees) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.14#	Form of Restricted Stock Award Agreement (Performance-Based Directors) under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2019
10.15#	Form of 2022 Performance Equity Award Agreement under the Northern Oil and Gas, Inc. 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2023
10.16#	Form of December 2023 Performance-Based Restricted Stock Unit Award Agreement (Compound Annualized TSR) under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2024

10.17#	Form of December 2023 Performance-Based Share Appreciation Award Agreement under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2024
10.18#	Form of December 2023 Time-Based Restricted Stock Award Agreement under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2024
10.19#	Form of December 2023 Performance-Based Restricted Stock Unit Award Agreement (Relative TSR) under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2024
10.20#	Form of August 2024 Performance-Based Restricted Stock Unit Award Agreement (Compound Annualized TSR) under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2024
10.21#	Form of August 2024 Performance-Based Restricted Stock Unit Award Agreement (Relative TSR) under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2024
10.22	Purchase Agreement, dated June 12, 2025, by and between Northern Oil and Gas, Inc. and Morgan Stanley & Co. LLC, as representative of the several other initial purchasers named in Schedule 1 thereto.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2025
10.23	Fourth Amended and Restated Credit Agreement, dated as of November 5, 2025, among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 10, 2025
10.24	Form of Capped Call Confirmation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2022
10.25	Form of Capped Call Confirmation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2025
19.1	Northern Oil and Gas, Inc. Insider Trading Policy	Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 20, 2025
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP	Filed herewith
23.2	Consent of Cawley, Gillespie & Associates, Inc.	Filed herewith
24.1	Powers of Attorney	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97	Northern Oil and Gas, Inc. Clawback Policy	Incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2024

99.1	Report of Cawley, Gillespie & Associates	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL	Filed herewith
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
NORTHERN OIL AND GAS, INC.

Date:	February 26, 2026	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer; Principal Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Nicholas O’Grady	Chief Executive Officer, Principal Executive Officer & Director	February 26, 2026
Nicholas O’Grady

/s/ Chad Allen	Chief Financial Officer, Principal Financial & Accounting Officer	February 26, 2026
Chad Allen

*	Director	February 26, 2026
Bahram Akradi

*	Director	February 26, 2026
Lisa Bromiley

*	Director	February 26, 2026
Ernie Easley

*	Director	February 26, 2026
Michael Frantz

*	Director	February 26, 2026
William Kimble

*	Director	February 26, 2026
Stuart Lasher

*	Director	February 26, 2026
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

By /s/ Nicholas O’Grady Nicholas O’Grady Attorney-in-fact

NORTHERN OIL AND GAS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Northern Oil & Gas, Inc.
Opinion on the Financial Statements

We have audited the accompanying balance sheets of Northern Oil & Gas, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

The Company follows the full cost method of accounting for crude oil and natural gas operations. Therefore, the Company’s proved oil and natural gas properties are depleted using the units-of-production method based upon production. The Company's proved oil and natural gas properties are evaluated for impairment at least quarterly in accordance with accounting principles generally accepted in the United States of America and SEC guidelines. The ceiling test involves a comparison of net capitalized costs to the sum of the present value of the estimated future net cash flows from the Company’s oil and natural gas properties using a discount rate of 10%. The estimation of the Company’s oil and natural gas reserves quantities and the related future net cash flows requires management to make significant estimates and assumptions since, as a non-operator, the Company has limited visibility into the timing of future production quantities associated with the five-year development plan. The Company’s oil and natural gas reserve quantities and the related future net cash flows are audited by its third-party independent reserve engineers. Changes in these estimates, assumptions, or engineering data could have a significant impact on the depletion calculation and proved oil and natural gas properties impairment.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 26, 2026

We have served as the Company’s auditor since 2018.

NORTHERN OIL AND GAS, INC.
BALANCE SHEETS

(In thousands, except par value and share data)	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and Cash Equivalents	$14,299	$8,933
Accounts Receivable, Net	349,927	389,673
Advances to Operators	29,996	12,291
Prepaid Expenses and Other	7,065	5,271
Derivative Instruments	166,678	46,525
Income Tax Receivable	18,066	38,050
Total Current Assets	586,031	500,743

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	11,441,786	10,307,376
Unproved	86,034	42,702
Less – Accumulated Depletion and Impairment	(6,784,649)	(5,271,807)
Total Oil and Natural Gas Properties, Net	4,743,171	5,078,271
Other Property and Equipment, Net	3,196	3,899
Total Property and Equipment, Net	4,746,367	5,082,170

Derivative Instruments	3,036	9,832
Other Noncurrent Assets	73,941	11,077
Total Assets	$5,409,375	$5,603,822

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$218,620	$202,866
Accrued Liabilities	293,779	290,792
Accrued Interest	23,018	25,992
Derivative Instruments	—	19,915
Other Current Liabilities	3,876	4,705
Total Current Liabilities	539,293	544,270

Long-term Debt, Net	2,395,393	2,369,294
Derivative Instruments	48,102	93,606
Deferred Tax Liability	247,645	228,038
Asset Retirement Obligations	50,831	45,907
Other Noncurrent Liabilities	1,770	2,272
Total Liabilities	$3,283,034	$3,283,387

Commitments and Contingencies

Common Stock, par value $0.001; 270,000,000 authorized; 97,265,559 shares outstanding at 12/31/2025 270,000,000 authorized; 99,113,645 shares outstanding at 12/31/2024	499	501
Additional Paid-In Capital	1,644,563	1,877,416
Retained Earnings	481,279	442,518
Total Stockholders’ Equity	2,126,341	2,320,435
Total Liabilities and Stockholders’ Equity	$5,409,375	$5,603,822
___________
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	December 31,
(In thousands, except share and per share data)	2025	2024	2023
Revenues
Oil and Gas Sales	$2,081,288	$2,152,079	$1,897,779
Gain on Commodity Derivatives, Net	380,664	61,967	259,250
Other Revenue	13,771	11,682	9,230
Total Revenues	2,475,723	2,225,728	2,166,259

Operating Expenses
Production Expenses	473,666	429,792	347,006
Production Taxes	131,334	157,091	160,118
General and Administrative Expenses	61,332	50,463	46,801
Depletion, Depreciation, Amortization and Accretion	814,859	740,901	486,024
Impairment of Oil and Gas Assets	702,747	—	—
Legal Settlement Expenses	33,090	—	—
Other Expenses	12,848	9,650	4,448
Total Operating Expenses	2,229,876	1,387,897	1,044,397

Income From Operations	245,847	837,831	1,121,862

Other Income (Expense)
Interest Expense	(172,380)	(157,717)	(135,664)
Gain (Loss) on Unsettled Interest Rate Derivatives, Net	(566)	263	(1,017)
Gain (Loss) on the Extinguishment of Debt, Net	(10,833)	—	659
Contingent Consideration Gain	—	—	10,107
Other Income	637	440	4,795
Total Other Expense	(183,142)	(157,014)	(121,120)

Income Before Income Taxes	62,705	680,817	1,000,742

Income Tax Expense	23,944	160,509	77,773

Net Income Attributable to Common Stockholders	$38,761	$520,308	$922,969

Net Income Per Common Share – Basic	$0.40	$5.21	$10.09
Net Income Per Common Share – Diluted	$0.39	$5.14	$10.03
Weighted Average Common Shares Outstanding – Basic	97,711,444	99,852,539	91,483,687
Weighted Average Common Shares Outstanding – Diluted	99,314,382	101,267,625	92,060,947

_________
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	December 31,
(In thousands)	2025	2024	2023
Cash Flows From Operating Activities
Net Income	$38,761	$520,308	$922,969
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization and Accretion	814,859	740,901	486,024
Impairment of Oil and Gas Assets	702,747	—	—
Amortization of Debt Issuance Costs	10,595	9,411	8,096
Loss (Gain) on Extinguishment of Debt	10,833	—	(659)
Amortization of Bond Premium on Long-term Debt	(2,218)	(1,143)	(1,475)
Deferred Income Taxes	23,570	159,550	76,858
Unrealized (Gain) Loss on Derivative Instruments	(178,777)	20,995	(200,314)
Gain on Contingent Consideration	—	—	(10,107)
Share-Based Compensation Expense	15,363	11,969	5,660
Other	(508)	558	2,404
Changes in Working Capital and Other Items:
Accounts Receivable, Net	39,746	(17,367)	(101,317)
Prepaid and Other Expenses	(1,571)	(1,498)	(474)
Accounts Payable and Accrued Liabilities	14,878	3,759	(6,081)
Accrued Interest	(2,974)	(227)	1,738
Settlement Difference for Asset Retirement Obligations	—	(3,752)	—
Income Tax Receivable	19,984	(34,801)	—
Net Cash Provided By Operating Activities	1,505,288	1,408,663	1,183,321

Cash Flows From Investing Activities
Acquisitions of and Capital Expenditures on Oil and Natural Gas Properties	(1,251,703)	(1,674,626)	(1,861,134)
Purchases of Other Property and Equipment	(759)	(128)	(1,212)
Net Cash Used For Investing Activities	(1,252,462)	(1,674,754)	(1,862,346)

Cash Flows From Financing Activities
Advances on Revolving Credit Facility	388,000	984,000	998,224
Repayments on Revolving Credit Facility	(600,000)	(455,000)	(1,156,224)
Purchase of Capped Call	(16,947)	—	—
Premium Received on Convertible Notes	11,194	—	—
Issuance of Convertible Notes	200,000	—	—
Issuance of Senior Notes due 2033	725,000	—	492,840
Repurchase of Senior Notes due 2028	(684,943)	—	(18,436)
Debt Issuance Costs Paid	(26,146)	(1,917)	(11,896)
Tender Premium Paid on Repurchase of Senior Notes due 2028	(10,274)	—	—
Issuance of Common Stock	—	—	514,749
Common Stock Dividends Paid	(173,404)	(161,969)	(123,945)
Repurchases of Common Stock	(57,012)	(94,497)	(8,004)
Excise Tax on Repurchases of Common Stock	(788)	—	—
Restricted Stock Surrenders - Tax Obligations	(2,140)	(3,788)	(2,616)
Net Cash Provided By (Used In) Financing Activities	(247,460)	266,829	684,692

Net Increase in Cash and Cash Equivalents	5,366	738	5,667
Cash and Cash Equivalents – Beginning of Period	8,933	8,195	2,528
Cash and Cash Equivalents – End of Period	$14,299	$8,933	$8,195
______________
The accompanying notes are an integral part of these financial statements.

NORTHERN OIL AND GAS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
December 31, 2022	85,165,807	$487	$1,745,532	$(1,000,759)	$745,260
Share Based Compensation	468,268	—	5,994	—	5,994
Equity Offerings, net of Issuance Costs	15,122,500	15	514,734	—	514,749
Restricted Stock Surrenders - Tax Obligations	(98,052)	—	(2,616)	—	(2,616)
Repurchases of Common Stock	(287,751)	—	(8,004)	—	(8,004)
Restricted Stock Forfeitures	(13,404)	—	(54)		(54)
Common Stock Warrant Exchange Agreement - Veritas Warrants	403,780	—	—	—	—
Deferred Taxes Related to Capped Calls	—	—	8,370	—	8,370
Common Stock Dividends Declared	—	—	(138,992)	—	(138,992)
Net Income	—	—	—	922,969	922,969
December 31, 2023	100,761,148	$503	$2,124,963	$(77,790)	$2,047,676
Restricted Stock Forfeitures	(424)	—	(2)	—	(2)
Share Based Compensation	225,773	—	11,971	—	11,972
Restricted Stock Surrenders - Tax Obligations	(101,415)	—	(3,788)	—	(3,788)
Acquisitions of Oil and Natural Gas Properties	107,657	—	3,737	—	3,737
Issuance of Common Stock in Exchange for Warrants	656,297	—	—	—	—
Repurchases of Common Stock	(2,535,391)	(2)	(95,439)	—	(95,441)
Common Stock Dividends Declared	—	—	(164,026)	—	(164,026)
Net Income	—	—	—	520,308	520,308
December 31, 2024	99,113,645	$501	$1,877,416	$442,518	$2,320,435
Restricted Stock Forfeitures	(9,246)	—	(59)	—	(59)
Share Based Compensation	190,403	—	15,633	—	15,633
Restricted Stock Surrenders - Tax Obligations	(80,247)	—	(2,140)	—	(2,140)
Entry into Additional Capped Call Transactions, Net of Deferred Tax Impact	—	—	(12,985)	—	(12,985)
Repurchases of Common Stock	(1,948,996)	(2)	(57,268)	—	(57,270)
Common Stock Dividends Declared	—	—	(176,034)	—	(176,034)
Net Income	—	—	—	38,761	38,761
December 31, 2025	97,265,559	$499	$1,644,563	$481,279	$2,126,341
___________
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Out-of-Period Adjustments

During the year ended December 31, 2024, the Company identified certain errors in its previously issued financial statements that have been corrected through cumulative out-of-period adjustments in the financial statements as of and for the year ended December 31, 2024. The errors related, primarily, to improper classifications of income taxes withheld by the state of New Mexico, from January 2021 through June 2024, that were recorded as production tax expense. As a result, the Company recorded an out-of-period adjustment of approximately $32.1 million in the year ended December 31, 2024 to record an income tax receivable, offset by a reduction in production taxes. Further, in the year ended December 31, 2024, the Company recorded an out-of-period adjustment of approximately $6.7 million to income tax expense, offset by an increase in deferred tax liabilities. These errors understated net income for the fiscal years ended December 31, 2023, 2022, and 2021, by approximately $9.3 million, $11.2 million, and $0.5 million, respectively. Management considered qualitative and quantitative factors and concluded the out-of-period adjustments were immaterial to 2024 and each of the applicable periods.

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

Reclassifications

Certain prior period balances in the balance sheets, statements of cash flows, and statements of stockholders equity have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income, cash flows or stockholders’ equity previously reported.

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

Accounts Receivable

Accounts receivables are carried on a gross basis, with no discounting. The Company’s accounts receivable consists, primarily, of accrued receivables from crude oil, natural gas and NGL sales, as well as receivables from settled derivative instruments.

Advances to Operators

The Company participates in the drilling of crude oil and natural gas wells with other working interest partners.  Due to the capital intensive nature of crude oil and natural gas drilling activities, the working interest partners responsible for conducting the drilling operations may request advance payments from other working interest partners for their share of the costs.  The Company expects such advances to be applied by working interest partners against joint interest billings for its share of drilling operations within 90 days from when the advance is paid.

Other Property and Equipment

Property and equipment that are not crude oil and natural gas properties are recorded at cost and depreciated using the straight-line method over their estimated useful lives, ranging from three to seven years.  Expenditures for replacements, renewals, and betterment are capitalized.  Maintenance and repairs are charged to expense as incurred.  Long-lived assets, other than crude oil and natural gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable.  The accumulated depreciation related to Other Property and Equipment, Net was $5.3 million and $4.3 million as of December 31, 2025 and 2024, respectively. The Company has not recognized any impairment losses on non-crude oil and natural gas long-lived assets.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its crude oil and natural gas operations whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Capitalized internal costs are summarized as follows for the years ended December 31, 2025, 2024 and 2023, respectively:

	December 31,
(In thousands)	2025	2024	2023
Capitalized Certain Payroll and Other Internal Costs	$934	$788	$1,036
Capitalized Interest Costs	3,298	2,383	2,999
Total	$4,232	$3,172	$4,036

As of December 31, 2025, the Company held leasehold and other oil and gas interests in the United States in the Williston Basin, Permian Basin, Appalachian Basin and Uinta Basin.

Proceeds from property sales are generally credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  In the years ended December 31, 2025, 2024 and 2023, there were no property sales that resulted in a significant alteration.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the net book value of the oil and natural gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling.  The oil and natural gas properties, net balance was $4.7 billion and $5.1 billion as of December 31, 2025 and 2024, respectively. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing twelve-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions or financial derivatives designated as hedges for accounting purposes, if any, that hedge the Company’s oil and natural gas revenue, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded in the balance sheet, (b) the cost of properties not being amortized, if any, (c) the lower of cost or market value of unproved properties included in the cost being amortized, and (d) deferred taxes for differences between the book and tax basis of the oil and natural gas properties.  If the net book value, including related deferred taxes, exceeds the ceiling, a non-cash ceiling impairment is required.

As a result of its ceiling test, the Company recorded a non-cash impairment charge of $702.7 million in the year ended December 31, 2025. The Company did not have any ceiling test impairment charges for the years ended December 31, 2024 and 2023. Impairment charges affect the Company’s reported net income but do not reduce the Company’s cash flows.

Average commodity prices have declined in recent months. If this downward trend continues, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline significantly, which could trigger the need for the Company to record additional non-cash ceiling test impairment charges of its proved oil and gas property costs in future periods.

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

	Year Ended December 31,
(In thousands)	2025	2024	2023
Depletion of Proved Oil and Natural Gas Properties	$810,095	$736,600	$482,306
Depletion per BOE Produced	$16.43	$16.22	$13.37

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

Capitalized costs associated with impaired unproved properties, which includes leases that have expired or have been deemed uneconomic, and capitalized costs related to properties having proved reserves, plus the estimated future development costs and asset retirement costs, are included in the depletion calculation.  Under this method, depletion is calculated at the end of each period by multiplying total production for the period by a depletion rate.  The depletion rate is determined by dividing the total unamortized cost base plus future development costs by net equivalent proved reserves at the beginning of the period.  The costs of unproved properties are withheld from the depletion base until such time as they are evaluated for reserves.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion and full cost ceiling calculations.  For the years ended December 31, 2025, 2024 and 2023, unproved properties of $7.8 million, $3.8 million, and $5.2 million, respectively, were impaired.

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

Debt Issuance Costs

Debt issuance costs related to our Senior Notes and Convertible Notes are included as a deduction from the carrying amount of long-term debt in the balance sheets and are amortized to interest expense using the effective interest method over the term of the related debt. Debt issuance costs related to the Revolving Credit Facility are included in other noncurrent assets and are amortized to interest expense on a straight-line basis over the term of the credit agreement.

Debt Premiums and Discounts

Debt premiums and discounts related to the Company’s Senior Notes are included as an addition to the carrying amount of the long-term debt in the balance sheets and are amortized to interest expense using the effective interest method over the term of the related notes.

Revenue Recognition

The Company’s revenues are primarily derived from its interests in the sales of oil and natural gas production. The Company recognizes revenue from its interests in the sales of crude oil and natural gas in the period that its performance obligations are satisfied. Performance obligations are satisfied when the customer obtains control of the product, when the Company has no further obligations to perform related to the sale, when the transaction price has been determined and when collectability is probable. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in accounts receivable, net in the balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received. Historically, differences have been insignificant. Accordingly, the variable consideration is not constrained.

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

In June 2025, the Company entered into a settlement and mutual release agreement (the “Settlement Agreement”) with an operator in North Dakota (the “Operator”). Pursuant to the Settlement Agreement, the Operator and the Company have settled and permanently released certain claims of the Company relating to certain post-production costs previously deducted from revenues. Pursuant to the settlement, the Company received approximately $81.7 million, recorded within Oil and Gas Sales in the accompanying statements of operations. The Company received a net cash settlement of $48.6 million after deducting approximately $33.1 million in legal settlement expenses.

The Company reports volumes and revenues on a two-stream basis. Accordingly, the Company’s disaggregated revenue has two primary sources: (i) oil sales and (ii) natural gas and NGL sales. Substantially all of the Company’s sales come from four operating areas in the United States: the Williston Basin, the Permian Basin, the Appalachian Basin, and the Uinta Basin.

The following tables presents the disaggregation of the Company’s oil revenues and natural gas and NGL revenues for the years ended December 31, 2025, 2024 and 2023.

	Twelve Months Ended December 31,
(In thousands)	2025	2024	2023
Oil Sales	$1,627,493	$1,897,857	$1,646,096
Natural Gas and NGL Sales(1)	453,795	254,222	251,683
Total	$2,081,288	$2,152,079	$1,897,779
___________

(1)Balances for the year ended December 31, 2025 include $81.7 million in legal settlement from an Operator in North Dakota.

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the exploration, development and production activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operations could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the years ended December 31, 2025, 2024 and 2023, the Company’s top six operators made up 53%, 53% and 55%, respectively, of total oil and natural gas sales.

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

Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some components or all of the benefits of deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company recorded valuation allowances of $1.4 million and $1.8 million, respectively, against certain of the Company’s deferred tax assets.

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

Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees upon hire. The plan allows eligible employees to make pre-tax contributions up to 100% of their annual compensation, not to exceed annual limits established by the federal government. The Company offers matching contributions to its employees’ retirement funds. Employees are 100% vested in the employer contributions upon receipt.

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

Supplemental Cash Flow Information

The following table reflects the Company’s supplemental cash flow information for the years ended December 31, 2025, 2024 and 2023:

	December 31,
(In thousands)	2025	2024	2023
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$170,862	$152,061	$128,943
Cash Paid (refund received) During the Period for Income Taxes, Net
U.S. Federal	(1,484)	—	1,950
U.S. State and Local
New Mexico	—	—	1,010
Pennsylvania	(383)	(26)	*
Texas	550	357	777
Utah	132	—	*
Other	13	1	89
Subtotal U.S. State and Local	312	332	1,876
Total Income Taxes Paid (Refunded), Net	(1,172)	332	3,826

*The amount of income taxes paid during the year ended December 31, 2023 does not meet the 5% disaggregation threshold.

Non-cash Investing Activities:
Capital Expenditures on Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	328,856	330,977	236,314
Capitalized Asset Retirement Obligations	5,456	8,028	5,413
Compensation Capitalized on Oil and Natural Gas Properties	934	786	280
Accrued Liabilities From Acquisitions of Oil and Natural Gas Properties	—	—	5,168
Issuance of Common Stock - Acquisitions of Oil and Natural Gas Properties	—	3,737	—

Non-cash Financing Activities:
Common Stock Dividends Declared, but not paid	43,914	42,156	40,496
Issuance of Common Stock in Exchange for Warrants	—	23,338	13,328
Repurchases of Common Stock - Excise Tax, Net	258	944	—

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

Recently Adopted Accounting Pronouncements:

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 as of December 31, 2025, on a retrospective basis, with no significant impact on its financial statements. However, the adoption of ASU 2023-09 resulted in more detailed and enhanced footnote disclosures (see Note 2 and Note 10 to the financial statements).

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

2025 Acquisitions

During 2025, the Company acquired oil and natural gas properties through a number of smaller independent transactions. Total expenditures for these properties, inclusive of acquisition and related development costs, were approximately $173.5 million.

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

Utica Acquisition

Subsequent to December 31, 2025, in February 2026, the Company completed its acquisition of certain upstream and midstream assets in the state of Ohio from Antero Resources Corporation and certain affiliated entities (collectively, “Antero”), effective as of July 1, 2025 (together, the “Utica Acquisition”). At closing, the Company acquired a 40% undivided working interest in the assets sold by Antero, with Infinity Natural Resources, LLC, an unaffiliated third party, acquiring the other 60% and becoming the operator of the acquired assets.

The total consideration paid to the seller at closing, net of customary purchase price adjustments, and net to the Company, was $464.6 million in cash, a portion of which was funded by a $58.8 million acquisition deposit paid in December 2025 and recorded in Other Noncurrent Assets, Net. In addition, the Company incurred approximately $5.5 million in transaction costs as a result of the Utica Acquisition. The Company has not yet completed its evaluation of its accounting methodology for the Utica Acquisition.

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

Unproved properties not being amortized comprise approximately 20,208 net acres and 45,388 net acres of undeveloped leasehold interests at December 31, 2025 and 2024, respectively.  The Company believes that the majority of its unproved costs will become subject to depletion within the next five years by proving up reserves relating to the acreage through exploration and development activities, by impairing the acreage that will expire before the Company can explore or develop it further or by determining that further exploration and development activity will not occur.  The timing by which all other unproved properties will become subject to depletion will be dependent upon the timing of future drilling activities and delineation of its reserves.

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired and transferred into the full cost pool.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.   The following is a summary of capitalized costs excluded from depletion at December 31, 2025 by year incurred.

	December 31,
(In thousands)	2025	2024	2023	Prior Years
Property Acquisition	$62,332	$17,661	$802	$5,239
Total	$62,332	$17,661	$802	$5,239

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

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	December 31, 2025
(In thousands)	Principal Balance	Premium/ (Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$478,000	$—	$—	$478,000
Senior Notes due 2028	20,165	124	(139)	20,150
Convertible Notes due 2029	700,000	9,619	(15,125)	694,494
Senior Notes due 2031	500,000	(4,828)	(6,399)	488,773
Senior Notes due 2033	725,000	—	(11,024)	713,976
Total	$2,423,165	$4,915	$(32,687)	$2,395,393

	December 31, 2024
	Principal Balance	Premium/ (Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	690,000	—	—	690,000
Senior Notes due 2028	705,108	6,346	(7,097)	704,357
Convertible Notes due 2029	500,000	—	(11,780)	488,220
Senior Notes due 2031	500,000	(5,712)	(7,571)	486,717
Total	$2,395,108	$634	$(26,448)	$2,369,294
_______________

(1)Unamortized debt issuance costs related to the Company’s Revolving Credit Facility of 13.1 million and $9.0 million as of December 31, 2025 and 2024, are recorded in “Other Noncurrent Assets, Net” in the balance sheets.

Revolving Credit Facility

In November 2025, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent and collateral agent (“Agent”), and the lenders from time to time party thereto, which amended and restated the Company’s prior revolving credit facility that was entered into in June 2022. The Revolving Credit Facility matures on November 5, 2030.

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

Subsequent to December 31, 2025, in February 2026, the Company completed a wildcard redetermination. In connection therewith, the borrowing base was increased from $1.8 billion to $1.975 billion, and the aggregate elected commitment amount was increased from $1.6 billion to $1.8 billion.

The Company has the option to seek commitments for term loans, which such term loans (if obtained), together with any other then-outstanding principal amount of term loans, are capped at the least of (i) the borrowing base minus the aggregate elected commitment amount, (ii) the aggregate elected commitment amount and (iii) one-third of the sum of (x) the aggregate elected commitment amount plus (y) the then-outstanding principal amount of term loans plus (z) the term loans being established on a pro forma basis. Such term loans are subject to certain other terms of the Revolving Credit Facility.

At the Company’s option, borrowings under the Revolving Credit Facility shall bear interest at the base rate or SOFR plus an applicable margin. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the Agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points. The applicable margin for base rate loans ranges from 75 to 175 basis points, and the applicable margin for SOFR loans ranges from 175 to 275 basis points, in each case depending on the percentage of the borrowing base utilized.

The Revolving Credit Facility contains customary events of default and affirmative and negative covenants. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) the Net Leverage Ratio (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, and (ii) the Current Ratio (as defined in the Revolving Credit Facility) shall not be less than 1.00 to 1.00. The Company was in compliance with all applicable covenants as of December 31, 2025.

The Company’s obligations under the Revolving Credit Facility are secured by mortgages on not less than 85% of the value of proven reserves associated with the oil and natural gas properties included in the determination of the borrowing base. Additionally, the Company entered into a Guaranty and Collateral Agreement in favor of the Agent for the secured parties, pursuant to which the Company’s obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets.

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

In October 2025, upon successfully completing the issuance of its Senior Notes due 2033, the Company repurchased approximately 97.14% of its outstanding Senior Notes due 2028, representing approximately $684.9 million in aggregate principal amount, for a total amount of $699.9 million, inclusive of tender premium and accrued interest due (the “Repurchase Event”). The Repurchase Event resulted in a loss on debt extinguishment of approximately $10.8 million, primarily due to the tender premium of $10.3 million paid in conjunction with the cash tender offer to holders of the Senior Notes due 2028 upon the Repurchase Event. As of December 31, 2025, the Company’s liability under the 2028 Notes Indenture was approximately $20.2 million.

The Senior Notes due 2028 will mature on March 1, 2028. Interest is payable semi-annually in arrears on each March 1 and September 1 to holders of record on the February 15 and August 15 immediately preceding the related interest payment date, at a rate of 8.125% per annum. The Company may redeem all or a part of the outstanding Senior Notes due 2028 at redemption prices (expressed as percentages of principal amount) equal to 102.031% through February 28, 2026, and 100% beginning on March 1, 2026, plus accrued and unpaid interest to, but excluding, the redemption date.

Subsequent to December 31, 2025, in February 2026, the Company gave notice to the holders of the Senior Notes due 2028 (the “Notice of Full Redemption”) that it elected to redeem all of the outstanding Senior Notes due 2028, in accordance with the terms of the 2028 Notes Indenture. Pursuant to the Notice of Full Redemption, the Redemption Date is March 4, 2026, and the Redemption Price is 100%.

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

The 2028 Notes Indenture contains customary events of default and affirmative and negative covenants. As of December 31, 2025, the Company was in compliance with all applicable covenants.

Convertible Notes due 2029

In October 2022, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (as supplemented, the “Convertible Notes Indenture”), pursuant to which the Company issued $500.0 million in aggregate principal amount of 3.625% convertible senior notes due 2029 (the “ Original Convertible Notes”). In June 2025, the Company issued an additional $200.0 million in aggregate principal amount of 3.625% convertible senior notes due 2029 (the “Additional Convertible Notes” and, together with the Original Convertible Notes, the “Convertible Notes”), at an issue price of 105.597% of the principal amount thereof. The proceeds of the Convertible Notes were used to refinance existing indebtedness and for other general corporate purposes. The Convertible Notes mature on April 15, 2029, unless earlier repurchased, redeemed or converted. The Convertible Notes accrue interest at a rate of 3.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year.

Before October 16, 2028, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after October 16, 2028, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of its common stock. However, upon conversion of any Convertible Notes, the conversion value, which will be determined over a period of 40 trading days, will be paid in cash up to at least the principal amount of the Convertible Notes being converted. The conversion rate and conversion price are subject to customary anti-dilution and other adjustments upon the occurrence of certain events. As of December 31, 2025, the conversion rate was 27.4611 shares of common stock per $1,000 principal amount of Convertible Notes, which represented a conversion price of approximately $36.42 per share of common stock. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Convertible Notes are redeemable, in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after April 15, 2026 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Convertible Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption. Notwithstanding the foregoing, the Company has agreed not to call any Additional Convertible Notes for redemption until the Additional Convertible Notes are “freely tradeable” (as defined in the Convertible Notes Indenture) pursuant to the provision to the first sentence of the definition thereof.

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

The Convertible Notes Indenture contains customary events of default and affirmative and negative covenants. As of December 31, 2025, the Company was in compliance with all applicable covenants.

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

As of December 31, 2025, the cap price of the Capped Call Transactions was approximately $49.98 per share of common stock for both the Original Capped Call Transactions and the Additional Capped Call Transactions.

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

The 2031 Notes Indenture contains customary event of default and certain affirmative and negative covenants. As of December 31, 2025, the Company was in compliance with all applicable covenants.

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

The 2033 Notes Indenture contains customary event of default and certain affirmative and negative covenants. As of December 31, 2025, the Company was in compliance with all applicable covenants.

NOTE 5     COMMON AND PREFERRED STOCK

Common Stock

On May 23, 2024, the Company filed an amendment to its certificate of incorporation, which was effective upon filing, to increase the number of authorized shares of common stock, par value $0.001 per share, from 135,000,000 to 270,000,000, as approved by the Company’s stockholders at the 2024 Annual Meeting of Stockholders on May 23, 2024. As of December 31, 2025 and 2024, the Company had 97,265,559 and 99,113,645 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, the Company had zero shares of preferred stock issued and outstanding.

2025 Activity

Common Stock

During the year ended December 31, 2025, 80,247 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with the vesting of their restricted stock awards.  The total value of these shares surrendered, based on the market prices on the dates the shares were surrendered, was approximately $2.1 million.

During the year ended December 31, 2025, 9,246 shares of the Company’s stock, previously issued as stock-based compensation, were forfeited by former employees of the Company upon separation.

During the year ended December 31, 2025, the Company issued 190,403 shares of its common stock to executive officers, employees, and directors as stock-based compensation (see Note 6).

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

In November 2025, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.45 per share. The dividend was paid on January 30, 2026, to stockholders of record as of the close of business on December 30, 2025.

Subsequent to December 31, 2025, in February 2026, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.45 per share. The dividend is payable on April 30, 2026, to stockholders on record as of the close of business on March 30, 2026.

Stock Repurchase Program

In May 2022, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.   In July 2024, the Company’s board of directors terminated the prior stock repurchase program, which was substantially depleted, and approved a new stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock. In March 2025, the Company’ s board of directors approved a $100.0 million increase to the authorization under this stock repurchase program. The stock repurchase program allows the Company to repurchase its shares from time to time in the open market in block transactions and in negotiated transactions.

During the year ended December 31, 2025, the Company repurchased 1,948,996 shares of its common stock for $57.3 million (including commissions and $0.3 million in excise tax) under the stock repurchase program. During the year ended December 31, 2024, the Company repurchased 2,535,391 shares of its common stock for $95.4 million (including commissions and $0.9 million in excise tax) under the stock repurchase program.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION AND WARRANTS

Stock-Based Compensation

The Company maintains the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) for the purpose of making equity-based awards to employees, directors and other eligible persons. As of December 31, 2025, there were 2,598,210 shares available for future awards or settlement of awards under the 2018 Plan.

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

Service-Based RSAs

During 2025, 2024 and 2023, the Company granted 190,403, 225,773 and 468,268 shares, respectively, of service-based RSAs to executive officers, employees and directors under the 2018 Equity Plan. The weighted average grant date fair value of service-based RSAs was $26.98 per share, $36.15 per share and $35.19 per share for the years ended December 31, 2025, 2024, and 2023, respectively.

The following table reflects the outstanding service-based RSAs and activity related thereto for the year ended December 31, 2025:

	Service-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2024	457,376	$35.36
Shares granted	190,403	26.98
Shares forfeited	(9,246)	31.92
Shares vested	(236,193)	31.80
Outstanding at December 31, 2025	402,340	$33.58

At December 31, 2025, there was $8.9 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 1.0 year. For the years ended December 31, 2025, 2024 and 2023, the total fair value of the Company’s restricted stock awards vested was $6.3 million, $8.0 million and $6.2 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the compensation expenses associated with these awards were $8.0 million, $7.5 million and $6.0 million respectively.

Performance Equity Awards

The following table reflects the outstanding RSUs that are subject to market conditions linked to TSR (“TSR Awards”) and activity related thereto for the year ended December 31, 2025:

	TSR Awards
	Number of Units	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2024	287,990	$38.87
Units granted	223,929	21.78
Outstanding at December 31, 2025	511,919	$31.40

For the years ended December 31, 2025, 2024 and 2023, the compensation expenses associated with these awards were $6.1 million, $3.0 million, and $0.0 million, respectively. As of December 31, 2025, the unrecognized compensation expenses for these awards were $6.9 million, which will be amortized over the remaining performance period.

In December 2023, the Company also granted performance equity awards, in the form of SARs. The final payout (if any) will be a dollar amount, which may be settled in cash, shares or a combination of both at the Company’s option. The Company plans to settle the SARs Awards that were granted in 2023 with shares. For the years ended December 31, 2025 and 2024, the compensation expenses associated with these awards were $1.5 million and $1.5 million. As of December 31, 2025, the unrecognized compensation expenses for these awards were $3.0 million, which will be amortized over the remaining performance period.

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

There were no outstanding warrants or activity related thereto for the year ended December 31, 2025.

NOTE 7     RELATED PARTY TRANSACTIONS

There were no material related party transactions as of December 31, 2025. The Company’s Audit Committee is responsible for approving all transactions involving related parties.

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

The following table summarizes the Company’s asset retirement obligation transactions recorded during the years ended December 31, 2025 and 2024.

	December 31,
(in thousands)	2025	2024
Beginning Asset Retirement Obligations	$49,197	$39,889
Liabilities Incurred During the Period	5,456	8,342
Revision of Estimates	8	3,672
Accretion of Discount on Asset Retirement Obligations	3,303	2,852
Liabilities Settled During the Period	(4,237)	(5,558)
Ending Asset Retirement Obligations	$53,727	$49,197

The table below sets forth the short term and long term asset retirement obligation balances as of the years ended December 31, 2025 and 2024.

	December 31,
(in thousands)	2025	2024
Asset Retirement Obligations - Current Liabilities	$2,896	$3,290
Asset Retirement Obligations - Noncurrent Liabilities	50,831	45,907
Ending Asset Retirement Obligations	$53,727	$49,197

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

The One Big Beautiful Bill, which was enacted in July 2025, primarily makes permanent the tax implications of the Tax Cuts and Jobs Act from 2017. The income tax provisions include the reinstatement of the 100% additional first-year “bonus” depreciation deduction, updates to the calculation of disallowed interest, and updates to the determination of whether the Company is subject to the Corporate Alternative Minimum Tax.

The income tax provisions for the years ended December 31, 2025, 2024, and 2023 consist of the following:

(In thousands)	2025	2024	2023
Current
Federal	$—	$—	$—
State	374	959	915
Total Current Tax Expense (Benefit)	$374	$959	$915

Deferred
Federal	16,435	145,224	209,168
State	7,499	14,402	22,035
Valuation Allowance	(364)	(76)	(154,345)
Total Deferred Tax Expense (Benefit)	$23,570	$159,550	$76,858

Total Tax Expense	$23,944	$160,509	$77,773

The following is a reconciliation of the reported amount of income tax expense for the years ended December 31, 2025, 2024, and 2023 to the amount of income tax expenses that would result from applying the statutory rate to pretax income.

(In thousands)	2025		2024		2023
Income Before Income Taxes	$62,705		$680,817		$1,000,742
Tax Provision at the U.S. Federal Statutory Rate	13,168	21.0%	143,026	21.0%	210,156	21.0%
State Income Taxes, Net of Federal Income Tax Benefit (1)	7,400	11.8%	15,027	2.2%	(3,382)	(0.3)%
Nontaxable and Nondeductible Items:
Nondeductible Compensation	1,218	1.9%	1,638	0.2%	1,175	0.1%
Reclassification of Productions Taxes (2)	—	—%	(3,123)	(0.5)%	—	—%
Federal True-Up Adjustments	3	—%	3,108	0.5%	(1,532)	(0.2)%
Other Nontaxable or Nondeductible Items	2,155	3.4%	834	0.1%	(455)	—%
Change in Valuation Allowance (3)	—	—%	—	—%	(128,189)	(12.8)%
Reported Tax Expense	$23,944	38.2%	$160,509	23.6%	$77,773	7.8%
__________________

(1)The jurisdictions that make up the majority of the state income taxes are North Dakota, New Mexico and Texas, inclusive of changes in valuation allowances ($26M release in 2023).
(2)     Refer to Note 2 Out-of-Period Adjustments in the 2024 Form 10-K.
(3)     The valuation allowance balances presented are only for federal taxes. Valuation allowances for state taxes are netted with the state tax items.

Acquisitions, divestitures, and the prices received for crude oil, natural gas and NGL impact the apportionment of taxable income to the states where we own crude oil and natural gas properties. As these factors change, our state income tax rate changes. This change, when applied to our total temporary differences, impacts the total state income tax expense or benefit reported in the current year.

A valuation allowance is established to reduce deferred tax assets if it is determined that it is more likely than not that the related tax benefit will not be realized. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary. During 2025, in evaluating whether it was more likely than not that the Company’s net deferred tax assets were realized through future net income, management considered all available positive and negative evidence, including (i) its earnings history, (ii) its ability to recover net operating loss carry-forwards, (iii) the projected future income and results of operations, and (iv) its ability to use tax planning strategies. Based on all the evidence available, at December 31, 2025 and December 31, 2024 the Company recorded valuation allowances of $1.4 million and $1.8 million, respectively.

At December 31, 2025, the Company had a NOL carryforward for federal income tax purposes of $532.8 million, of which $121.7 million are limited by IRC Section 382, and gross state NOL carryforwards of $690.5 million. The determination of the state NOL carryforwards is dependent upon apportionment percentages, state income tax rates, and state laws that can change from year to year and that can thereby impact the amount of the deferred tax asset related to such carryforwards. Our $121.7 million IRC Section 382 limited federal NOLs expire in 2037, and the remaining $411.0 million of federal NOLs have an indefinite life. If unutilized, all of the state net operating losses will expire from 2025 to 2045, except for $194.9 million of state net operating losses that have an indefinite life.

The significant components of the Company’s deferred tax assets (liabilities) were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
NOLs and Tax Credit Carryforwards	$136,682	$117,035
Share Based Compensation	358	477
Accrued Interest	1,022	1,005
Crude Oil and Natural Gas Properties and Other Properties	(412,647)	(434,486)
Interest Carryforwards	47,118	68,926
Derivative Instruments	(28,647)	13,181
Other	9,911	7,630
Total Net Deferred Tax Liabilities Before Valuation Allowance	(246,203)	(226,232)

Valuation Allowance	(1,442)	(1,806)

Total Net Deferred Tax Liabilities	$(247,645)	$(228,038)

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2025, 2024 and 2023, the Company did not recognize any interest or penalties in its statements of operations, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2025 and 2024 relating to unrecognized benefits.

The tax years 2025, 2024, 2023 and 2022 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which the Company is subject. Additionally, NOLs from 2011-2025 could be adjusted in the future when such NOLs are utilized.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 and 2024.

	Fair Value Measurements at
	December 31, 2025 Using
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Effect of Counterparty Netting	Total
Commodity Derivatives – Current Assets	$—	$224,726	$—	$(58,100)	$166,626
Commodity Derivatives – Noncurrent Assets	—	30,986	—	(27,950)	3,036
Commodity Derivatives – Current Liabilities	—	(58,100)	—	58,100	—
Commodity Derivatives – Noncurrent Liabilities	—	(75,697)	—	27,950	(47,747)
Interest Rate Derivatives – Current Assets	—	52	—	—	52
Interest Rate Derivatives – Noncurrent Liabilities	—	(355)	—	—	(355)
Total	$—	$121,612	$—	$—	$121,612

	Fair Value Measurements at
	December 31, 2024 Using
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Effect of Counterparty Netting	Total
Commodity Derivatives – Current Assets	$—	$124,977	$—	$(78,612)	$46,365
Commodity Derivatives – Noncurrent Assets	—	60,874	—	(51,145)	9,729
Commodity Derivatives – Current Liabilities	—	(98,527)	—	78,612	(19,915)
Commodity Derivatives – Noncurrent Liabilities	—	(144,751)	—	51,145	(93,606)
Interest Rate Derivatives – Current Assets	—	160	—	—	160
Interest Rate Derivatives – Noncurrent Assets	—	103	—	—	103
Total	$—	$(57,164)	$—	$—	$(57,164)

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

Long-term debt is not presented at fair value in the balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s Senior Notes due 2028, Convertible

Notes due 2029, Senior Notes due 2031 and Senior Notes due 2033 was $20.3 million, $675.4 million, $505.0 million, and $724.1 million respectively, at December 31, 2025. These fair values are based on market quotes that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the SOFR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the relevant accounting standards. The initial measurement of AROs at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the AROs liability is deemed to use Level 3 inputs.  AROs incurred and acquired during the year ended December 31, 2025 were approximately $5.5 million.

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

For all transactions accounted for as business combinations, the Company uses the acquisition method of accounting. In those instances, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. These assumptions represent Level 3 inputs under the fair value hierarchy. See Note 3 for additional discussion of the Company’s acquisitions of oil and natural gas properties accounted for under the business combination method of accounting during the years ended December 31, 2025 and 2024, and discussion of the significant inputs to the valuations.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value. There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the years ended December 31, 2025 and 2024.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our statements of operations:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash Received on Settled Derivatives	$201,321	$83,225	$57,919
Non-Cash Mark-to-Market Gain (Loss) on Derivatives	179,343	(21,258)	201,331
Gain on Commodity Derivatives, Net	$380,664	$61,967	$259,250

The following table summarizes open commodity derivative positions as of December 31, 2025, for commodity derivatives that were entered into through December 31, 2025, for the settlement periods presented:

	2026	2027	2028	2029
Oil:
NYMEX WTI - Swaps:
Volume (Bbl)	7,211,966	—	—	—
Weighted Average Price ($/Bbl)	$68.07	$—	$—	$—
NYMEX WTI - Short Swaptions(1):
Volume (Bbl)	24,192,400	3,001,200	—	—
Weighted Average Price ($/Bbl)	$69.34	$70.77	$—	$—
NYMEX WTI - Long Swaptions(1):
Volume (Bbl)	803,000	—	—	—
Weighted Average Price ($/Bbl)	$65.75	$—	$—	$—
Argus WTI Midland CMA DIFF - Basis Swaps:
Volume (Bbl)	9,285,791	3,467,500	732,000	—
Weighted Average Price ($/Bbl)	$0.96	$0.80	$0.79	$—
NYMEX WTI - Short Call Options(1):
Volume (Bbl)	2,701,365	4,420,515	2,602,300	—
Weighted Average Price ($/Bbl)	$73.18	$79.17	$71.39	$—
NYMEX WTI - Long Call Options(1):
Volume (Bbl)	204,424	—	—	—
Weighted Average Price ($/Bbl)	$67.50	$—	$—	$—
ICE Brent - Call Options (1):
Volume (Bbl)	—	—	316,590	—
Weighted Average Price ($/Bbl)	$—	$—	$80.00	$—
NYMEX WTI CMA - Collars:
Collar Put Volume (Bbl)	6,803,092	—	—	—
Collar Call Volume (Bbl)	9,263,307	—	—	—
Weighted Average Floor Price ($/Bbl)	$63.12	$—	$—	$—
Weighted Average Ceiling Price ($/Bbl)	$72.24	$—	$—	$—

Natural Gas:
NYMEX Henry Hub - Swaps:
Volume (MMBtu)	48,560,000	34,330,000	7,610,000	—
Weighted Average Price ($/MMBtu)	$4.09	$4.06	$3.85	$—
Waha Gas Daily - Swaps:
Volume (MMBtu)	1,825,000	1,825,000	155,000	—
Weighted Average Price ($/MMBtu)	$3.20	$2.98	$2.96	$—
NYMEX Henry Hub - Short Swaptions (1):
Volume (MMBtu)	32,515,000	31,110,000	17,360,000	—
Weighted Average Price ($/MMBtu)	$4.34	$4.06	$4.01	$—
NYMEX Henry Hub - Long Swaptions (1):
Volume (MMBtu)	—	7,320,000	—	—
Weighted-Average Price ($/MMBtu)	$—	$4.00	$—	$—
Waha Basis - Swaps:
Volume (MMBtu)	18,250,000	7,300,000	—	—

Weighted Average Price ($/MMBtu)	$(0.84)	$(0.87)	$—	$—
Waha Gas Daily Average vs Henry Hub Last Day
Volume (MMBtu)	—	10,020,000	930,000	—
Weighted Average Price ($/MMBtu)	$—	$(1.01)	$(1.01)	$—
Waha Index - Swaps:
Volume (MMBtu)	18,560,000	4,890,000	310,000	—
Weighted Average Price ($/MMBtu)	$—	$(0.01)	$(0.02)	$—
TETCO M2 Basis - Swaps:
Volume (MMBtu)	29,045,000	15,065,000	8,560,000	7,300,000
Weighted Average Price ($/MMBtu)	$(0.97)	$(0.93)	$(0.87)	$(0.75)
TCO Basis - Swaps:
Volume (MMBtu)	—	—	—	—
Weighted Average Price ($/MMBtu)	$—	$—	$—	$—
REX Zone 3 Basis - Swap:
Volume (MMBtu)	14,615,000	12,775,000	7,320,000	3,650,000
Weighted Average Price ($/MMBtu)	$(0.27)	$(0.19)	$(0.18)	$(0.16)
NYMEX Henry Hub - Short Call Options (1):
Volume (MMBtu)	5,379,500	35,523,000	6,700,000	—
Weighted Average Price ($/MMBtu)	$5.60	$5.97	$4.50	$—
NYMEX Henry Hub - Long Call Options (1):
Volume (MMBtu)	—	—	—	—
Weighted Average Price ($/MMBtu)	$—	$—	$—	$—
NYMEX Henry Hub - Collars:
Collar Put Volume (MMBtu)	50,942,303	23,200,000	3,660,000	3,340,000
Collar Call Volume (MMBtu)	50,942,303	23,200,000	3,660,000	3,340,000
Weighted Average Floor Price ($/MMBtu)	$3.43	$3.45	$3.50	$3.50
Weighted Average Ceiling Price ($/MMBtu)	$4.98	$4.53	$4.15	$3.88

NGL:
OPIS - Swaps:
Volume (Bbl)	376,275	234,800	—	—
Weighted-Average Price ($/Bbl)	$33.90	$31.19	$—	$—
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

Interest Rate Derivative Instruments

At times, the Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The settlement of derivative instruments is recognized as a component of interest expense in the statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the statements of operations. The following table summarizes our open interest rate derivative contracts as of December 31, 2025.

Fixed Rate Swap Agreements (in thousands)
	Swaps
Contract Period	Notional Amount	Fixed Rate	Floating Benchmark
October 1, 2024 - October 1, 2026	$25,000	3.423%	USD-SOFR CME
May 1, 2025 - May 1, 2027	$50,000	3.423%	USD-SOFR CME
September 19, 2025 - October 1, 2027	$50,000	3.300%	USD-SOFR CME
October 20, 2025 - November 1, 2027	$100,000	3.187%	USD-SOFR CME
December 10, 2025 - December 1, 2027	$50,000	3.393%	USD-SOFR CME
December 10, 2025 - December 1, 2028	$50,000	3.392%	USD-SOFR CME

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at December 31, 2025 and 2024, respectively.  Certain amounts may be presented on a net basis in the financial statements when such amounts are with the same counterparty and subject to a master netting arrangement:

(In thousands)		December 31, Estimated Fair Value
Type of Commodity	Balance Sheet Location	2025	2024
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$103,943	$49,031
Commodity Basis Swap Contracts	Current Assets	41,142	21,419
Commodity Price Swaptions Contracts	Current Assets	1,428	5,398
Commodity Price Collar Contracts	Current Assets	71,571	46,839
Commodity Price Call Option Contracts	Current Assets	413	2,289
Commodity Price Index Swap Contracts	Current Assets	6,230	—
Interest Rate Swap Contracts	Current Assets	52	160
Commodity Price Swap Contracts	Noncurrent Assets	12,975	8,710
Commodity Basis Swap Contracts	Noncurrent Assets	5,330	16,513
Commodity Price Collar Contracts	Noncurrent Assets	12,680	35,652
Interest Rate Swap Contracts	Noncurrent Assets	—	103
Total Derivative Assets		$255,764	$186,114

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(4,596)	$(3,667)
Commodity Basis Swap Contracts	Current Liabilities	(6,137)	(5,150)
Commodity Price Swaptions Contracts	Current Liabilities	(25,987)	(44,174)
Interest Rate Swap Contracts	Current Liabilities	—	—
Commodity Price Collar Contracts	Current Liabilities	(17,229)	(29,668)
Commodity Price Call Option Contracts	Current Liabilities	(3,973)	(15,867)
Commodity Price Index Swap Contracts	Current Liabilities	(178)	—
Commodity Price Swap Contracts	Noncurrent Liabilities	(4,097)	(3,852)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(10,177)	(2,564)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(25,111)	(44,315)
Commodity Price Collar Contracts	Noncurrent Liabilities	(11,332)	(36,327)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(24,627)	(57,693)
Commodity Price Index Swap Contracts	Noncurrent Liabilities	(354)	—
Interest Rate Swaptions Contracts	Noncurrent Liabilities	(355)	—
Total Derivative Liabilities		$(134,152)	$(243,278)

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

	Estimated Fair Value at December 31, 2025
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$224,778	$(58,100)	$166,678
Non-Current Assets	30,986	(27,950)	3,036
Total Derivative Assets	$255,764	$(86,050)	$169,714

Offsetting of Derivative Liabilities:
Current Liabilities	$(58,100)	$58,100	$—
Non-Current Liabilities	(76,052)	27,950	(48,102)
Total Derivative Liabilities	$(134,152)	$86,050	$(48,102)

	Estimated Fair Value at December 31, 2024
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$125,137	$(78,612)	$46,525
Non-Current Assets	60,977	(51,145)	9,832
Total Derivative Assets	$186,114	$(129,757)	$56,357

Offsetting of Derivative Liabilities:
Current Liabilities	$(98,527)	$78,612	$(19,915)
Non-Current Liabilities	(144,751)	51,145	(93,606)
Total Derivative Liabilities	$(243,278)	$129,757	$(113,521)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of December 31, 2025.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 11 for the aggregate fair value of all derivative instruments at December 31, 2025 and 2024.

NOTE 13     EARNINGS PER SHARE

The reconciliation of the numerators and denominators used to calculate basic EPS and diluted EPS for the years ended December 31, 2025, 2024 and 2023 are as follows:

	December 31,
(In thousands, except share and per share data)	2025	2024	2023
Net Income Attributable to Common Stock	$38,761	$520,308	$922,969

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	97,711,444	99,852,539	91,483,687
Plus: Dilutive Effect of Restricted Stock, Preferred Stock, Convertible Notes, and Common Stock Warrants	1,602,938	1,415,086	577,260
Weighted Average Common Shares Outstanding – Diluted	99,314,382	101,267,625	92,060,947

Net Income per Common Share:
Basic	$0.40	$5.21	$10.09
Diluted	$0.39	$5.14	$10.03

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

Costs Incurred and Capitalized Costs

The costs incurred in crude oil and natural gas acquisition, exploration and development activities are highlighted in the table below.

	December 31,
(In thousands)	2025	2024	2023
Costs Incurred for the Year:
Proved Property Acquisition and Other	$206,897	$924,454	$1,288,437
Unproved Property Acquisition	69,263	$23,363	$3,414
Development	901,581	936,959	639,203
Total	$1,177,741	$1,884,776	$1,931,054

Excluded costs for unproved properties are accumulated by year.  Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired.  The Company anticipates these excluded costs will be included in the depletion computation over the next five years.  The Company is unable to predict the future impact on depletion rates.  The following is a summary of capitalized costs excluded from depletion at December 31, 2025 by year incurred.

	December 31,
(In thousands)	2025	2024	2023	Prior Years
Property Acquisition	$62,332	$17,661	$802	$5,239
Development	—	—	—	—
Total	$62,332	$17,661	$802	$5,239

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

(In thousands)	Natural Gas (MMCF)	Oil (MBBLS)	MBOE
Proved Developed and Undeveloped Reserves at December 31, 2022	1,008,407	162,741	330,808

Revisions of Previous Estimates	(166,121)	(33,954)	(61,641)
Extensions, Discoveries and Other Additions	67,796	28,123	39,422
Purchases of Minerals in Place	190,376	35,446	67,176
Production	(84,342)	(22,013)	(36,070)

Proved Developed and Undeveloped Reserves at December 31, 2023	1,016,116	170,342	339,695

Revisions of Previous Estimates	48,519	(5,116)	2,970
Extensions, Discoveries and Other Additions	98,001	20,465	36,798
Purchases of Minerals in Place	51,078	35,932	44,444
Production	(113,476)	(26,511)	(45,423)

Proved Developed and Undeveloped Reserves at December 31, 2024	1,100,238	195,112	378,484

Revisions of Previous Estimates	(26,797)	(7,055)	(11,519)
Extensions, Discoveries and Other Additions	246,393	17,770	58,836
Purchases of Minerals in Place	5,487	6,645	7,559
Production	(130,084)	(27,611)	(49,292)

Proved Developed and Undeveloped Reserves at December 31, 2025	1,195,237	184,861	384,068

Proved Developed Reserves:
December 31, 2023	677,979	121,865	234,861
December 31, 2024	855,560	135,557	278,151
December 31, 2025	934,404	127,054	282,789
Proved Undeveloped Reserves:
December 31, 2023	338,138	48,477	104,833
December 31, 2024	244,677	59,554	100,333
December 31, 2025	260,833	57,807	101,279

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

Notable changes in proved reserves for the year ended December 31, 2025 included the following:

•Extensions and discoveries. In 2025, total extensions and discoveries of 58.8 MMBoe were primarily attributable to successful drilling operations as well as the addition of proved undeveloped locations. Included in these extensions and discoveries were 31.4 MMBoe as a result of successful drilling operations and 27.4 MMBoe as a result of additional proved undeveloped locations.

•Purchases of minerals in place. In 2025, total purchases of minerals in place of 7.6 MMBoe were primarily attributable to acquisitions of oil and natural gas properties (see Note 3).

•Revisions to previous estimates. In 2025, revisions to previous estimates decreased proved developed and undeveloped reserves by a net amount of 11.5 MMBoe. Included in these revisions were 1.5 MMBoe of downward adjustments caused by lower crude oil and natural gas prices, 8.8 MMBoe of downward adjustments attributable to increased operating costs, 14.4 MMBoe of upward adjustments due to additions in proven areas, 4.7 MMBoe of upward adjustments attributable to well performance when comparing the Company’s reserve estimates at December 31, 2025 to December 31, 2024 and 20.3 MMBoe of downward adjustments related to the removal of undeveloped drilling locations and other adjustments.

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

	December 31,
(In thousands)	2025	2024	2023
Future Cash Inflows	$14,842,258	$15,999,589	$16,008,048
Future Production Costs	(6,311,737)	(6,534,021)	(6,627,373)
Future Development Costs	(1,247,323)	(1,443,878)	(1,358,405)
Future Income Tax Expense	(992,693)	(1,324,433)	(1,380,854)
Future Net Cash Inflows	$6,290,505	$6,697,258	$6,641,417

10% Annual Discount for Estimated Timing of Cash Flows	(2,467,703)	(2,466,336)	(2,485,180)

Standardized Measure of Discounted Future Net Cash Flows	$3,822,802	$4,230,922	$4,156,237

The twelve-month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the Company’s reserves.  The price of other liquids is included in natural gas.  The prices for the Company’s reserve estimates were as follows:

	Natural Gas MCF	Oil Bbl
December 31, 2025	$3.18	$59.72
December 31, 2024	$2.02	$70.60
December 31, 2023	$3.10	$75.51

The expected tax benefits to be realized from utilization of the net operating loss and tax credit carryforwards are used in the computation of future income tax cash flows.  As a result of available net operating loss carryforwards and the remaining tax basis of its assets at December 31, 2025, the Company’s future income taxes were significantly reduced.

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum follow:

	December 31,
(In thousands)	2025	2024	2023
Beginning of Period	$4,230,922	$4,156,237	$6,436,898
Sales of Oil and Natural Gas Produced, Net of Production Costs	(1,476,288)	(1,565,196)	(1,390,656)
Extensions and Discoveries	532,515	481,810	683,258
Previously Estimated Development Cost Incurred During the Period	333,517	462,375	327,768
Net Change of Prices and Production Costs	(318,899)	(517,053)	(3,241,176)
Change in Future Development Costs	106,912	(62,361)	(237,627)
Revisions of Quantity and Timing Estimates	(189,286)	(211,356)	(1,061,840)
Accretion of Discount	506,985	500,409	790,216
Change in Income Taxes	131,074	8,921	617,405
Purchases of Minerals in Place	234,639	929,740	1,200,155
Other	(269,289)	47,396	31,835
End of Period	$3,822,802	$4,230,922	$4,156,237