Form 10-Q
period 2026-03-31
NORTHERN OIL & GAS, INC.
filed 2026-04-29
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of April 24, 2026, there were 105,791,123 shares of our common stock, par value $0.001, outstanding.

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

v

NORTHERN OIL AND GAS, INC.
FORM 10-Q

March 31, 2026

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value and share data)	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and Cash Equivalents	$37,041	$14,299
Accounts Receivable, Net	395,291	349,927
Prepaid Expenses and Other	19,010	37,061
Derivative Instruments	7,682	166,678
Income Tax Receivable	13,881	18,066
Total Current Assets	472,905	586,031

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	12,023,262	11,441,786
Unproved	244,274	86,034
Less – Accumulated Depletion and Impairment	(7,248,728)	(6,784,649)
Total Oil and Natural Gas Properties, Net	5,018,808	4,743,171
Other Property and Equipment, Net	2,845	3,196
Total Property and Equipment, Net	5,021,653	4,746,367

Derivative Instruments	4,653	3,036
Other Noncurrent Assets, Net	15,635	73,941

Total Assets	$5,514,846	$5,409,375

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$234,921	$218,620
Accrued Liabilities and Other	402,085	320,673
Derivative Instruments	262,379	—
Total Current Liabilities	899,385	539,293

Long-term Debt, Net	2,551,528	2,395,393
Deferred Tax Liability	76,424	247,645
Derivative Instruments	148,200	48,102
Asset Retirement Obligations	53,275	50,831
Other Noncurrent Liabilities	1,638	1,770

Total Liabilities	$3,730,450	$3,283,034

Commitments and Contingencies

Stockholders’ Equity
Common Stock, Par Value $0.001; 270,000,000 Shares Authorized; 105,791,123 Shares Outstanding at 3/31/2026 97,265,559 Shares Outstanding at 12/31/2025	508	499
Additional Paid-In Capital	1,825,456	1,644,563
Retained Earnings (Deficit)	(41,568)	481,279

Total Stockholders’ Equity	1,784,396	2,126,341
Total Liabilities and Stockholders’ Equity	$5,514,846	$5,409,375
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2026	2025
Revenues
Oil and Gas Sales	$539,855	$576,952
Gain (Loss) on Commodity Derivatives, Net	(539,056)	21,761
Other Revenues	4,230	3,385
Total Revenues	5,029	602,098

Operating Expenses
Production Expenses	129,747	114,040
Production Taxes	38,343	36,069
General and Administrative Expenses	23,174	14,481
Depletion, Depreciation, Amortization and Accretion	197,098	205,690
Impairment of Oil and Gas Assets	268,276	—
Other Expenses	3,274	2,537
Total Operating Expenses	659,912	372,817

Income (Loss) From Operations	(654,883)	229,281

Other Income (Expense)
Interest Expense, Net	(42,586)	(43,350)
Gain (Loss) on Unsettled Interest Rate Derivatives, Net	1,566	(144)
Loss on Extinguishment of Debt	(14)	—
Total Other Expense, Net	(41,034)	(43,494)

Income (Loss) Before Income Taxes	(695,917)	185,787

Income Tax Expense (Benefit)	(173,070)	46,805

Net Income (Loss)	$(522,847)	$138,982

Net Income (Loss) Attributable to Common Stockholders	$(522,847)	$138,982

Net Income (Loss) Per Common Share – Basic	$(5.31)	$1.41
Net Income (Loss) Per Common Share – Diluted	$(5.31)	$1.39
Weighted Average Common Shares Outstanding – Basic	98,502,731	98,559,724
Weighted Average Common Shares Outstanding – Diluted	98,502,731	99,992,487
______________
The accompanying notes are an integral part of these condensed financial statements.

    NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash Flows from Operating Activities
Net Income (Loss)	$(522,847)	$138,982
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization, and Accretion	197,098	205,690
Amortization of Debt Issuance Costs	2,515	2,390
Loss on Extinguishment of Debt	14	—
Amortization of Bond Premium/Discount on Long-term Debt	(520)	(281)
Deferred Income Taxes	(171,221)	46,646
Unrealized Loss (Gain) on Derivative Instruments	519,857	(9,555)
Stock-Based Compensation Expense	3,710	3,576
Impairment of Oil and Gas Assets	268,276	—
Other	291	(20)
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(45,364)	(19,951)
Prepaid and Other Expenses	(1,323)	835
Income Tax Receivable	4,185	28,204
Accounts Payable, Accrued Liabilities, and Other	68,944	10,910
Net Cash Provided by Operating Activities	323,615	407,426

Cash Flows from Investing Activities
Acquisitions of and Capital Expenditures on Oil and Natural Gas Properties	(634,623)	(263,971)
Purchases of Other Property and Equipment	(55)	(587)
Net Cash Used for Investing Activities	(634,678)	(264,558)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	480,000	55,000
Repayments on Revolving Credit Facility	(305,000)	(115,000)
Repurchase of Senior Notes Due 2028	(20,165)	—
Debt Issuance Costs Paid	(1,627)	—
Issuance of Common Stock	227,928	—
Repurchases of Common Stock	—	(15,005)
Common Stock Issuance Costs Paid	(31)	—
Restricted Stock Surrenders - Tax Obligations	(2,822)	(1,486)
Common Dividends Paid	(44,478)	(41,734)
Net Cash Provided by (Used for) Financing Activities	333,805	(118,225)

Net Increase in Cash and Cash Equivalents	22,742	24,643

Cash and Cash Equivalents - Beginning of Period	14,299	8,933

Cash and Cash Equivalents - End of Period	37,041	33,576
______________
The accompanying notes are an integral part of these condensed financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
December 31, 2025	97,265,559	$499	$1,644,563	$481,279	$2,126,341

Issuance of Common Stock	8,288,289	9	227,551	—	227,560
Share Based Compensation	343,040	—	3,764	—	3,764
Restricted Stock Forfeitures	(1,467)	—	—	—	—
Restricted Stock Surrenders - Tax Obligations	(104,298)	—	(2,822)	—	(2,822)
Common Stock Dividends Declared	—	—	(47,600)	—	(47,600)
Net Loss	—	—	—	(522,847)	(522,847)
March 31, 2026	105,791,123	$508	$1,825,456	$(41,568)	$1,784,396

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
December 31, 2024	99,113,645	$501	$1,877,416	$442,518	$2,320,435

Share Based Compensation	139,175	—	3,576	—	3,576
Restricted Stock Forfeitures	(1,313)	—	(1)	—	(1)
Restricted Stock Surrenders - Tax Obligations	(50,380)	—	(1,486)	—	(1,486)
Repurchases of Common Stock	(499,100)	—	(15,155)	—	(15,155)
Common Stock Dividends Declared	—	—	(44,270)	—	(44,270)
Net Income	—	—	—	138,982	138,982
March 31, 2025	98,702,027	$501	$1,820,080	$581,500	$2,402,081
___________
The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
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

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025, which were included in the Company’s 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Recently Adopted Accounting Pronouncements:

In November 2024, the FASB issued ASU 2024-04 Debt - Debt With Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments. The objective of the standard is to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt with Conversion and Other Options. This standard will affect entities that settle convertible debt instruments for which the conversion privileges are changed to induce conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted ASU 2024-04 as of March 31, 2026, with no material impact on its financial statements and related disclosures.

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

The following table presents the disaggregation of the Company’s oil revenues and natural gas and NGL revenues for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(In thousands)	2026	2025
Oil Sales	$439,082	$459,682
Natural Gas and NGL Sales	100,773	117,270
Total	$539,855	$576,952

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the exploration, development and production activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operations could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three months ended March 31, 2026, the Company’s top six operators made up 46% of total oil and natural gas sales, with one operator comprising more than 10% but less than 15%. For the three months ended March 31, 2025, the Company’s top six operators made up 54% of total oil and natural gas sales, with one operator comprising more than 10% but less than 15%.

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

Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) are computed by dividing net income (loss) attributable to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include vesting of restricted stock awards and shares issuable upon conversion of the Convertible Notes (see Note 4). The number of potential common shares outstanding are calculated using the treasury stock or if-converted method.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2026	2025
Net Income (Loss) Attributable to Common Stockholders	$(522,847)	$138,982

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	98,502,731	98,559,724
Plus: Dilutive Effect of Restricted Stock	—	1,432,763
Plus: Dilutive Effect of Convertible Notes	—	—
Weighted Average Common Shares Outstanding – Diluted	98,502,731	99,992,487

Net Income (Loss) per Common Share:
Basic	$(5.31)	$1.41
Diluted	$(5.31)	$1.39

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock	1,840,226	11,780

Supplemental Cash Flow Information

The following table reflects the Company’s supplemental cash flow information for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Supplemental Cash Items:
Cash Paid During the Period for Interest, Net of Amount Capitalized	$8,338	$41,888
Cash Paid (Refunded) During the Period for Income Taxes, Net
U.S. Federal	—	(1,950)
U.S. State and Local:
New Mexico	442	(1,010)

Non-cash Investing Activities:
Capital Expenditures on Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	354,165	328,782
Capitalized Asset Retirement Obligations	1,609	890
Compensation Costs Capitalized in Oil and Natural Gas Properties	230	194

Non-cash Financing Activities:
Common Stock Dividends Declared, But Not Paid	47,600	44,270
Repurchases of Common Stock - Excise Tax	—	150

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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter.  The test determines a limit, or ceiling, on the book value of the Company’s oil and natural gas properties.  Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. As a result of its ceiling test, the Company recorded a non-cash impairment charge of approximately $268.3 million in the three months ended March 31, 2026. The Company did not have any impairment charges in the three months ended March 31, 2025.

Average commodity prices used in our ceiling test calculation have declined in recent quarters. If this downward trend continues, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline, which could trigger the need for the Company to record an additional non-cash ceiling test impairment of its oil and natural gas property costs in future periods.

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

2026 Acquisitions

In addition to the closing of the Utica Acquisition, as defined below, during the three months ended March 31, 2026, the Company acquired oil and natural gas properties through a number of smaller independent transactions for a total of $43.6 million, inclusive of related development costs.

Utica Acquisition

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

The total consideration paid to the seller at closing, net of customary purchase price adjustments, and net to the Company, was $464.6 million in cash, a portion of which was funded by a $58.8 million acquisition deposit paid in December 2025 and recorded in Other Noncurrent Assets, Net as of December 31, 2025.

The Company accounted for its Utica Acquisition as a business combination. Accordingly, transaction costs of approximately $6.7 million were included in general and administrative expense in the Company’s condensed statements of operations. The results of operations from the date of the Utica Acquisition through March 31, 2026 represented approximately $3.5 million of revenue and $0.2 million of income from operations. The following table reflects the fair value of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$325,941
Unproved oil and natural gas properties	140,029
Total assets acquired	465,970
Asset retirement obligations	(1,334)
Net assets acquired	$464,636

Fair value of consideration paid for net assets:
Cash consideration	$464,636
Total fair value of consideration transferred	$464,636

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

Pro Forma Information

The following summarized unaudited pro forma statements of operation for the three months ended March 31, 2026 and 2025 provide summarized information, inclusive of the Utica Acquisition, which was accounted for as a business combination. The information provided assumes that the Utica Acquisition occurred as of January 1, 2025.

The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the Utica Acquisition as of January 1, 2025, or that would be attained in the future.

	Three Months Ended March 31,	Three Months Ended March 31,
(In thousands)	2026	2025
Total Revenues	$19,950	$626,152
Net Income (Loss) from Operations	(646,319)	242,953

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

When unproved properties are evaluated, their cost is added to costs subject to depletion and full cost ceiling calculations. For the three months ended March 31, 2026 and 2025, unproved properties of $7.5 million and $1.8 million, respectively, were transferred to evaluated leasehold costs.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	March 31, 2026
(In thousands)	Principal Balance	Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$653,000	$—	$—	$653,000
Convertible Notes due 2029	700,000	8,889	(13,977)	694,912
Senior Notes due 2031	500,000	(4,607)	(6,106)	489,287
Senior Notes due 2033	725,000	—	(10,671)	714,329
Total	$2,578,000	$4,282	$(30,754)	$2,551,528

	December 31, 2025
	Principal Balance	Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$478,000	$—	$—	$478,000
Senior Notes due 2028	20,165	124	(139)	20,150
Convertible Notes due 2029	700,000	9,619	(15,125)	694,494
Senior Notes due 2031	500,000	(4,828)	(6,399)	488,773
Senior Notes due 2033	725,000	—	(11,024)	713,976
Total	$2,423,165	$4,915	$(32,687)	$2,395,393
________________
(1)Unamortized debt issuance costs related to the Company’s Revolving Credit Facility of $14.0 million and $13.1 million as of March 31, 2026 and December 31, 2025, are recorded in “Other Noncurrent Assets, Net” in the condensed balance sheets.

Revolving Credit Facility

In November 2025, the Company entered into a Fourth Amended and Restated Credit Agreement (as amended, modified or supplemented through the date of this filing, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent and collateral agent (“Agent”), and the lenders from time to time party thereto, which amended and restated the Company’s prior revolving credit facility that was entered into in June 2022. The Revolving Credit Facility matures on November 5, 2030.

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

As of March 31, 2026, the borrowing base was $1.975 billion, and the aggregate elected commitment amount was $1.8 billion. The Company’s borrowing availability under the Revolving Credit Facility is set at the lesser of the borrowing base and the elected commitment amount. The borrowing base will be redetermined semiannually on or around April 1 and October 1, with one interim “wildcard” redetermination available to each of the Company and the Agent (acting at the direction of the lenders holding at least two-thirds of commitments and loans outstanding under the Revolving Credit Facility) between scheduled redeterminations. Upon an acquisition of oil and natural gas properties with an aggregate value exceeding 5% of the borrowing base, the Company may request an additional redetermination.

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

The Revolving Credit Facility contains customary events of default and affirmative and negative covenants. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) the Net Leverage Ratio (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, and (ii) the Current Ratio (as defined in the Revolving Credit Facility) shall not be less than 1.00 to 1.00. The Company was in compliance with all applicable covenants as of March 31, 2026.

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

In March 2026, the Company redeemed all of the outstanding Senior Notes due 2028, in accordance with the terms of the 2028 Notes Indenture, at a Redemption price of 100% (the “Final Redemption Event”). Pursuant to the Final Redemption Event, the Company redeemed approximately $20.2 million in aggregate principal amount, and incurred approximately $14.0 thousand related loss on debt extinguishment.

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

Before October 16, 2028, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after October 16, 2028, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of its common stock. However, upon conversion of any Convertible Notes, the conversion value, which will be determined over a period of 40 trading days, will be paid in cash up to at least the principal amount of the Convertible Notes being converted. The conversion rate and conversion price are subject to customary anti-dilution and other adjustments upon the occurrence of certain events. As of March 31, 2026, the conversion rate was 27.5967 shares of common stock per $1,000 principal amount of Convertible Notes, which represented a conversion price of approximately $36.24 per share of common stock. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

The Convertible Notes Indenture contains customary events of default and affirmative and negative covenants. As of March 31, 2026, the Company was in compliance with all applicable covenants.

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

As of March 31, 2026, the cap price of the Capped Call Transactions was approximately $49.74 per share of common stock for both the Original Capped Call Transactions and the Additional Capped Call Transactions.

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
The 2031 Notes Indenture contains customary event of default and certain affirmative and negative covenants. As of March 31, 2026, the Company was in compliance with all applicable covenants.

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

The 2033 Notes Indenture contains customary event of default and certain affirmative and negative covenants. As of March 31, 2026, the Company was in compliance with all applicable covenants.

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

On May 23, 2024, the Company filed an amendment to its certificate of incorporation, which was effective upon filing, to increase the number of authorized shares of common stock, par value $0.001 per share, from 135,000,000 to 270,000,000, as approved by the Company’s stockholders at the 2024 Annual Meeting of Stockholders on May 23, 2024. As of March 31, 2026, the Company had 105,791,123 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026, the Company had zero shares of preferred stock issued and outstanding.

2026 Activity

Common Stock

During the three months ended March 31, 2026, 104,298 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with the vesting of their restricted stock awards. The total value of these shares surrendered, based on the market prices on the dates the shares were surrendered, was approximately $2.8 million.

During the three months ended March 31, 2026, 1,467 shares of the Company’s stock, previously issued as stock-based compensation, were forfeited by former employees of the Company upon separation.

During the three months ended March 31, 2026, the Company issued 343,040 shares of its common stock to executive officers, employees, and directors as stock-based compensation (see Note 6).

During the three months ended March 31, 2026, the Company issued 8,288,289 shares of its common stock pursuant to a public offering of common stock.

Dividends

In February 2026, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.45 per share. The dividend is payable on April 30, 2026, to stockholders of record as of the close of business on March 30, 2026.

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

During the three months ended March 31, 2026, the Company did not repurchase any shares of its common stock under the stock repurchase program.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION

Stock-Based Compensation

The Company maintains the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) for the purpose of making equity-based awards to employees, directors and other eligible persons. As of March 31, 2026, there were 2,256,637 shares available for future awards or settlement of awards under the 2018 Plan.

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

Issuances made pursuant to the 2018 Plan are summarized as follows:

The Company issues share-based awards in the form of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and share appreciation awards (“SARs”), subject to various vesting conditions, as compensation to executive officers, employees and directors of the Company. Typically, RSAs issued to employees and executive officers contain a service condition only and generally vest over three or four years. Typically, RSUs and SARs contain both a service and market condition. Market conditions can be the Company’s absolute total shareholder return (“TSR”), the Company’s relative TSR ranking among its peer companies or the Company’s market capitalization growth measured over a defined performance period. Grantees’ continued employment through the end of the performance period is required for such RSUs and SARs to vest. RSAs issued to directors generally vest either immediately or over one year, subject to continued service and provided that any performance and/or market conditions are also met.

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

Service-Based RSAs

The following table reflects the outstanding service-based RSAs and activity related thereto for the three months ended March 31, 2026:

	Service-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2025	402,340	$33.58
Shares granted	284,506	27.49
Shares forfeited	(1,467)	29.52
Shares vested	(180,016)	33.04
Outstanding at March 31, 2026	505,363	$30.35

At March 31, 2026, there was $14.6 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 1.22 years. For the three months ended March 31, 2026 and 2025, the total fair value of the Company’s restricted stock awards vested was $5.0 million and $3.3 million, respectively. For the three months ended March 31, 2026, the compensation expenses associated with these awards were $2.0 million.

Performance Equity Awards

The following table reflects the outstanding RSUs that are subject to market conditions linked to TSR (“TSR Awards”) and activity related thereto for the three months ended March 31, 2026:

	TSR Awards
	Number of Units	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2025	511,919	$31.40
Units granted (1)	305,498	28.65
Units forfeited (2)	(45,239)	44.49
Units vested (3)	(38,471)	44.49
Outstanding at March 31, 2026	733,707	$28.76
________________
(1)Represents performance equity awards with a performance period ending on December 31, 2028
(2)Represents RSUs forfeited due to certain market performance metrics not being met as of the evaluation date
(3)The Company issued 20,063 additional shares in addition to the 38,471 awards vested, since the measured performance metrics exceeded the target performance metrics.

For the three months ended March 31, 2026, the compensation expenses associated with these awards were $1.4 million. As of March 31, 2026, the unrecognized compensation expenses for these awards were $14.3 million, which will be amortized over the remaining performance period.

In December 2023, the Company granted performance equity awards, in the form of SARs. The final payout (if any) will be a dollar amount, which may be settled in cash, shares or a combination of both at the Company’s option. The Company plans to settle the SARs that were granted in 2023 with shares. For the three months ended March 31, 2026, the compensation expenses associated with these awards were $0.4 million. As of March 31, 2026, the unrecognized compensation expenses for these awards were $2.6 million, which will be amortized over the remaining performance period.

The Company used Monte Carlo simulation models, described above, to estimate (i) the fair value of the TSR Awards that were granted in 2023, 2024, 2025 and 2026 based on the expected outcome of the Company’s absolute TSR as well as TSR relative to the defined peer group and (ii) the fair value of the SARs that were granted in 2023 based on the expected outcome of the Company’s market capitalization appreciation rate. The Company used the following key assumptions in its Monte Carlo simulation models: (a) risk-free rates ranging from 1.7% to 4.2%, (b) dividend yield ranging from nil to 4.3%, and (c) expected volatility ranging from 56.4% to 72.3%.

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

NOTE 8     INCOME TAXES

Income tax expense or benefits during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes or benefits for the three months ended March 31, 2026 and 2025 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income (loss) primarily due to the non-deductibility of permanent items, state income taxes, and discrete items during the three months ended March 31, 2026 and 2025.

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

The Company had an income tax benefit of approximately $173.1 million and an income tax expense of $46.8 million for the three months ended March 31, 2026 and 2025, respectively. The effective tax rates for the three months ended March 31, 2026 and 2025 were 24.9% and 25.2%, respectively.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements at
	March 31, 2026 Using
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Effect of Counterparty Netting	Total
Commodity Derivatives – Current Assets	$—	$143,352	$—	$(136,635)	$6,717
Commodity Derivatives – Noncurrent Assets	—	48,690	—	(44,334)	4,356
Commodity Derivatives – Current Liabilities	—	(399,014)	—	136,635	(262,379)
Commodity Derivatives – Noncurrent Liabilities	—	(192,534)	—	44,334	(148,200)
Interest Rate Derivatives – Current Assets	—	965	—	—	965
Interest Rate Derivatives – Noncurrent Assets	—	297	—	—	297
Total	$—	$(398,244)	$—	$—	$(398,244)

	Fair Value Measurements at
	December 31, 2025 Using
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Effect of Counterparty Netting	Total
Commodity Derivatives – Current Assets	$—	$224,726	$—	$(58,100)	$166,626
Commodity Derivatives – Noncurrent Assets	—	30,986	—	(27,950)	3,036
Commodity Derivatives – Current Liabilities	—	(58,100)	—	58,100	—
Commodity Derivatives – Noncurrent Liabilities	—	(75,697)	—	27,950	(47,747)
Interest Rate Derivatives – Current Assets	—	52	—	—	52
Interest Rate Derivatives – Noncurrent Liabilities	—	(355)	—	—	$(355)
Total	$—	$121,612	$—	$—	$121,612

Commodity Derivatives. The Level 2 instruments presented in the tables above include commodity derivative instruments (see Note 10).  The fair value of the Company’s commodity derivative instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of commodity derivative contracts is reflected in the condensed balance sheets.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

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

Long-term debt is not presented at fair value in the condensed balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s Convertible Notes due 2029, Senior Notes due 2031 and Senior Notes due 2033 was $783.4 million, $520.7 million and $751.3 million, respectively, at March 31, 2026. These fair values are based on market quotes that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the SOFR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the relevant accounting standards.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the three months ended March 31, 2026 and 2025 were approximately $1.6 million and $0.9 million, respectively.

For all transactions accounted for as business combinations, the Company uses the acquisition method of accounting. In those instances, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. The assumptions are unobservable inputs and represent Level 3 inputs under the fair value hierarchy. Key inputs include: (i) estimates of future production volumes, (ii) future commodity prices (adjusted for basis differentials), (iii) estimates of lease operating, development and abandonment costs, (iv) risk adjustment factors applied to proved and unproved reserves, and (v) the application of a discount rate.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the three months ended March 31, 2026.

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

The Company has master netting agreements on individual derivative instruments with certain counterparties and therefore the current asset and liability are netted in the condensed balance sheets and the non-current asset and liability are netted in the condensed balance sheets for contracts with these counterparties.

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed statements of operations:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash Received (Paid) on Settled Commodity Derivatives, Net	$(17,633)	$12,062
Non-Cash Mark-to-Market Gain (Loss) on Derivatives, Net	(521,423)	9,699
Gain (Loss) on Commodity Derivatives, Net	$(539,056)	$21,761

The following table summarizes open commodity derivative positions as of March 31, 2026, for commodity derivatives that were entered into through March 31, 2026, for the settlement periods presented:

	2026	2027	2028	2029	2030
Oil:
NYMEX WTI - Swaps:
Volume (Bbl)	5,973,590	2,232,250	—	—	—
Weighted Average Price ($/Bbl)	$67.33	$69.39	$—	$—	$—
NYMEX WTI - Short Swaptions(1):
Volume (Bbl)	3,645,500	15,742,100	10,813,220	1,003,750	—
Weighted Average Price ($/Bbl)	$66.18	$69.44	$65.81	$70.00	$—
NYMEX WTI - Long Swaptions(1):
Volume (Bbl)	—	803,000	—	—	—
Weighted Average Price ($/Bbl)	$—	$65.75	$—	$—	$—
NYMEX WTI - Roll Swaps:
Volume (Bbl)	2,940,000	—	—	—	—
Weighted Average Price ($/Bbl)	$4.13	$—	$—	$—	$—
Argus WTI Midland CMA Diff - Basis Swaps:
Volume (Bbl)	5,912,500	3,467,500	732,000	—	—
Weighted Average Price ($/Bbl)	$0.92	$0.80	$0.79	$—	$—
Argus WTI Midland TMA Diff - Basis Swaps:
Volume (Bbl)	1,055,034	—	—	—	—
Weighted Average Price ($/Bbl)	$1.13	$—	$—	$—	$—
NYMEX WTI - Short Call Options(1):
Volume (Bbl)	2,975,775	5,739,265	4,609,810	1,719,150	—
Weighted Average Price ($/Bbl)	$76.13	$80.51	$77.32	$85.00	$—
NYMEX WTI - Long Call Options(1):
Volume (Bbl)	971,674	405,515	—	—	—
Weighted Average Price ($/Bbl)	$66.32	$75.00	$—	$—	$—
ICE Brent - Call Options (1):
Volume (Bbl)	—	—	316,590	—	—
Weighted Average Price ($/Bbl)	$—	$—	$80.00	$—	$—
NYMEX WTI CMA - Two Way Collars:
Collar Put Volume (Bbl)	4,808,803	1,360,000	—	—	—
Collar Call Volume (Bbl)	6,869,581	1,360,000	—	—	—
Weighted Average Floor Price ($/Bbl)	$62.82	$63.05	$—	$—	$—
Weighted Average Ceiling Price ($/Bbl)	$71.34	$75.18	$—	$—	$—
NYMEX WTI - Three Way Collars:
Collar Sub Floor Volume (Bbl)	542,500	491,250	—	—	—
Collar Floor Volume (Bbl)	542,500	491,250	—	—	—
Collar Ceiling Volume (Bbl)	542,500	491,250	—	—	—
Weighted Average Sub Floor Price ($/Bbl)	$47.53	$45.00	$—	$—	$—
Weighted Average Floor Price ($/Bbl)	$60.00	$58.85	$—	$—	$—
Weighted Average Ceiling Price ($/Bbl)	$71.38	$72.39	$—	$—	$—

	2026	2027	2028	2029	2030
Natural Gas:
NYMEX Henry Hub - Swaps:
Volume (MMBtu)	38,955,000	36,000,000	7,610,000	—	—
Weighted Average Price ($/MMBtu)	$4.07	$4.05	$3.85	$—	$—
Waha Gas Daily - Swaps:
Volume (MMBtu)	1,375,000	1,825,000	155,000	—	—
Weighted Average Price ($/MMBtu)	$3.20	$2.98	$2.96	$—	$—
NYMEX Henry Hub - Short Swaptions (1):
Volume (MMBtu)	1,380,000	28,645,000	37,530,000	30,280,000	—
Weighted Average Price ($/MMBtu)	$3.79	$4.38	$4.07	$3.83	$—
NYMEX Henry Hub - Long Swaptions (1):
Volume (MMBtu)	—	—	7,320,000	—	—
Weighted Average Price ($/MMBtu)	$—	$—	$4.00	$—	$—
Waha - Basis Swaps:
Volume (MMBtu)	13,750,000	7,300,000	—	—	—
Weighted Average Price ($/MMBtu)	$(0.84)	$(0.87)	$—	$—	$—
Waha Gas Daily Average vs Henry Hub Last Day
Volume (MMBtu)	—	10,020,000	930,000	—	—
Weighted Average Price ($/MMBtu)	$—	$(1.01)	$(1.01)	$—	$—
Waha Index - Swaps
Volume (MMBtu)	13,750,000	4,890,000	310,000	—	—
Weighted Average Price ($/MMBtu)	$—	$(0.01)	$(0.02)	$—	$—
TETCO M2 - Basis - Swaps:
Volume (MMBtu)	22,000,000	27,530,000	8,870,000	7,300,000	—
Weighted Average Price ($/MMBtu)	$(1.08)	$(0.87)	$(0.86)	$(0.75)	$—
TCO Basis - Swaps:
Volume (MMBtu)	—	—	—	—	—
Weighted Average Price ($/MMBtu)	$—	$—	$—	$—	$—
REX Zone 3 Basis - Swap:
Volume (MMBtu)	11,465,000	12,775,000	7,320,000	3,650,000	—
Weighted Average Price ($/MMBtu)	(0.27)	(0.19)	(0.18)	(0.16)	—
NYMEX Henry Hub - Short Call Options (1):
Volume (MMBtu)	1,840,000	2,325,000	27,450,000	26,755,000	18,370,000
Weighted Average Price ($/MMBtu)	$5.00	$5.23	$5.27	$5.62	$5.50
NYMEX Henry Hub - Long Call Options (1):
Volume (MMBtu)	—	—	—	—	—
Weighted Average Price ($/MMBtu)	—	—	—	—	—
NYMEX Henry Hub - Two Way Collars:
Collar Put Volume (MMBtu)	41,499,054	23,200,000	3,660,000	3,340,000	—
Collar Call Volume (MMBtu)	41,499,054	23,200,000	3,660,000	3,340,000	—
Weighted Average Floor Price ($/MMBtu)	$3.45	$3.45	$3.50	$3.50	$—
Weighted Average Ceiling Price ($/MMBtu)	$4.96	$4.53	$4.15	$3.88	$—

	2026	2027	2028	2029	2030
NGL:
OPIS - Swaps:
Volume (Bbl)	284,025	234,800	—	—	—
Weighted Average Price ($/Bbl)	$33.22	$31.19	$—	$—	$—
______________
(1)Swaptions are crude oil and natural gas derivative contracts that give counterparties the option to extend certain derivative contracts for additional periods. Call Options are crude oil and natural gas derivative contracts sold by the Company that give counterparties the option to exercise certain derivative contracts. The volumes and prices reflected as Swaptions and Call Options in this table (i) will only be effective if the options are exercised by the applicable counterparties and (ii) are shown in the periods in which such volumes would be settled, in the event that the applicable counterparties exercise their options.

Interest Rate Derivative Instruments

At times, the Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The settlement of derivative instruments is recognized as a component of interest expense in the condensed statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the condensed statements of operations. The following table summarizes our open interest rate derivative contracts as of March 31, 2026.

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

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at March 31, 2026 and December 31, 2025, respectively. Certain amounts may be presented on a net basis in the condensed financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

(In thousands)
Type of Commodity	Balance Sheet Location	March 31, 2026 Estimated Fair Value	December 31, 2025 Estimated Fair Value
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$36,265	$103,943
Commodity Basis Swap Contracts	Current Assets	43,492	41,142
Commodity Price Swaptions Contracts	Current Assets	5,620	1,428
Commodity Price Collar Contracts	Current Assets	38,013	71,571
Commodity Price Call Option Contracts	Current Assets	16,447	413
Commodity Price Index Swap Contracts	Current Assets	3,515	6,230
Interest Rate Swap Contracts	Current Assets	966	52
Commodity Price Swap Contracts	Noncurrent Assets	15,817	12,975
Commodity Basis Swap Contracts	Noncurrent Assets	12,201	5,330
Commodity Price Collar Contracts	Noncurrent Assets	18,843	12,680
Commodity Price Call Option Contracts	Noncurrent Assets	1,829	—
Interest Rate Swap Contracts	Noncurrent Assets	297	—
Total Derivative Assets		$193,305	$255,764

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(96,952)	$(4,596)
Commodity Basis Swap Contracts	Current Liabilities	(12,574)	(6,137)
Commodity Price Swaptions Contracts	Current Liabilities	(125,762)	(25,987)
Commodity Price Collar Contracts	Current Liabilities	(121,192)	(17,229)
Commodity Price Call Option Contracts	Current Liabilities	(42,392)	(3,973)
Commodity Price Index Swap Contracts	Current Liabilities	(143)	(178)
Commodity Price Swap Contracts	Noncurrent Liabilities	(5,263)	(4,097)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(5,410)	(10,177)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(94,830)	(25,111)
Commodity Price Collar Contracts	Noncurrent Liabilities	(17,452)	(11,332)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(69,456)	(24,627)
Commodity Price Index Swap Contracts	Noncurrent Liabilities	(123)	(354)
Interest Rate Swap Contracts	Noncurrent Liabilities	—	(355)
Total Derivative Liabilities		$(591,549)	$(134,152)

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  When the Company has netting arrangements with its counterparties that provide for offsetting payables against receivables from separate derivative instruments these assets and liabilities are netted in the condensed balance sheets.  The tables presented below provide a reconciliation between the gross assets and liabilities and the amounts reflected in the condensed balance sheets.  The amounts presented exclude derivative settlement receivables and payables as of the condensed balance sheet dates.

	Estimated Fair Value at March 31, 2026
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$144,318	$(136,636)	$7,682
Non-Current Assets	48,987	$(44,334)	4,653
Total Derivative Assets	$193,305	$(180,970)	$12,335

Offsetting of Derivative Liabilities:
Current Liabilities	$(399,015)	$136,636	$(262,379)
Non-Current Liabilities	(192,534)	44,334	(148,200)
Total Derivative Liabilities	$(591,549)	$180,970	$(410,579)

	Estimated Fair Value at December 31, 2025
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$224,778	$(58,100)	$166,678
Non-Current Assets	30,986	$(27,950)	3,036
Total Derivative Assets	$255,764	$(86,050)	$169,714

Offsetting of Derivative Liabilities:
Current Liabilities	$(58,100)	$58,100	$—
Non-Current Liabilities	(76,052)	27,950	(48,102)
Total Derivative Liabilities	$(134,152)	$86,050	$(48,102)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of March 31, 2026.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 9 for the aggregate fair value of all derivative instruments at March 31, 2026 and December 31, 2025.

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
•events beyond our control, including a global or domestic health crisis, acts of terrorism, political or economic instability or armed conflict in oil and gas producing regions and shipping channels, including the joint U.S.-Israel strikes on Iran, continued instability in the Middle East and the effects of any changes to conditions in or impacting Venezuela; and
•other economic, competitive, governmental, regulatory and technical factors affecting our operations, products and prices.

We have based any forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  Accordingly, results actually achieved may differ materially from expected results described in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in the section entitled “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by subsequent reports we file with the SEC (including this report), which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and natural gas properties, with a core area of focus in the premier basins within the United States.  Using this strategy, we had participated in 12,153 gross (1,303.9 net) producing wells as of March 31, 2026. As of March 31, 2026, we had leased approximately 335,050 net acres, of which approximately 81% were developed and all were located in the United States.

We have grown and diversified our business significantly over the last several years through acquisitions of oil and natural gas properties. See Note 3 to our condensed financial statements for information regarding our recent acquisition activities.

Our average daily production in the first quarter of 2026 was approximately 148,303 Boe per day, of which approximately 50% was oil. This was a 10% increase in production compared to the first quarter of 2025, primarily due to production attributable to recent acquisitions and new wells added to production. During the three months ended March 31, 2026, we added 17.1 net wells to production.

Our weighted average percentage of production volumes by basin for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026
	Williston	Permian	Appalachian	Uinta	Total
Oil (Bbl)	38%	47%	2%	13%	100%
Natural Gas (Mcf)	18%	32%	49%	1%	100%
Total (Boe)	28%	39%	26%	7%	100%

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

•Impairment expense. Under the full cost method of accounting, the Company is required to perform a ceiling test impairment review each quarter.  The test determines a limit, or ceiling, on the book value of the Company’s oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. As a result of its ceiling test, the Company recorded a non-cash impairment charge of $268.3 million in the three months ended March 31, 2026. The Company did not have any ceiling test impairment charge for the three months ended March 31, 2025. Average commodity prices used in our ceiling test calculation have declined in recent quarters. If this downward trend continues, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline, which could trigger the need for the Company to record an additional non-cash ceiling test impairment of its oil and gas property costs in future periods.

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

Our average oil price differential to the NYMEX WTI benchmark price during the three months ended March 31, 2026 was $5.85 per barrel, as compared to $5.79 per barrel for the three months ended March 31, 2025. Our net average realized gas price in the three months ended March 31, 2026 was $2.50 per Mcf, representing a 72% realization relative to the average NYMEX Henry Hub pricing. In comparison, our net average realized gas price was $3.86 per Mcf in the three months ended March 31, 2025, which represented a 100% realization relative to the average NYMEX Henry Hub pricing. Fluctuations in our oil and natural gas price realizations are due to several factors such as realized pricing by basin, gathering and transportation costs, transportation methods, takeaway capacity relative to production levels, regional storage capacity, seasonal refinery maintenance temporarily depressing demand, and in the case of gas realizations, the price of NGLs.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher commodity prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower commodity prices have generally had the opposite effect.  In addition, individual components of drilling costs can vary depending on numerous factors such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant used. During the three months ended March 31, 2026 and 2025, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $10.3 million and $10.5 million, respectively.

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

During 2025, a significant decline in oil prices occurred as a result of, among other things, (i) uncertainties regarding U.S. trade policies and tariffs driving concerns over increasing inflation, (ii) continued concerns over slowing global economic growth and resulting reductions in estimated global oil consumption, and (iii) the decision by OPEC to increase production starting in May 2025 and on multiple occasions subsequent thereto, creating additional global supply and further downward pressure on oil prices. However, during March 2026, a significant increase in oil prices occurred as a result of the threatened and actual closing of oil shipping routes, including the Strait of Hormuz, by Iran and affiliated groups in connection with the joint U.S.-Israel strikes on Iran, with the NYMEX price for oil reaching levels not seen since the second quarter of 2022.

Although U.S. inflation rates were relatively stable during the first quarter of 2026, they remain slightly higher than historical averages. Inflationary pressures, such as trade tariffs, can lead to economic slowdown and/or lead to a recession, which in turn can cause a decrease in short-term or longer-term demand for commodities, resulting in oversupply and potential for lower commodity prices.

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

In light of current macroeconomic uncertainty and geopolitical tensions, including developments pertaining to Russia’s invasion of Ukraine, conflicts in the Middle East and Venezuela, and potential further imposition of domestic and foreign tariffs, we cannot predict any future volatility in or levels of commodity prices or demand for oil and natural gas.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Average NYMEX Prices(1)
Natural Gas (per MMbtu)	$3.49	$3.87
Oil (per Bbl)	$72.17	$71.42
_________
(1)Based on average NYMEX closing prices.

We have entered into derivatives contracts to hedge commodity price risk on a portion of our future expected oil and natural gas production. For a summary as of March 31, 2026, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in Part I, Item 3 below. See also Note 10 to our condensed financial statements.

Results of Operations for the Three Months Ended March 31, 2026 and March 31, 2025

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended March 31,
	2026	2025	% Change
Net Production:
Oil (MBbl)	6,621	7,081	(6)%
Natural Gas (MMcf)	40,360	30,394	33%
Total (MBoe)	13,347	12,146	10%

Net Sales (in thousands):
Oil Sales	$439,082	$459,682	(4)%
Natural Gas and NGL Sales	100,773	117,270	(14)%
Gain (Loss) on Settled Commodity Derivatives	(17,633)	12,062	(246)%
Gain (Loss) on Unsettled Commodity Derivatives	(521,423)	9,699
Other Revenue	4,230	3,385	25%
Total Revenues	5,029	602,098	(99)%

Average Sales Prices:
Oil (per Bbl)	$66.32	$64.92	2%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(4.32)	1.55
Oil Net of Settled Oil Derivatives (per Bbl)	62.00	66.47	(7)%

Natural Gas and NGLs (per Mcf)	$2.50	$3.86	(35)%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.27	0.04
Natural Gas and NGLs Net of Settled Natural Gas and NGL Derivatives (per Mcf)	2.77	3.90	(29)%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	$40.45	$47.50	(15)%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	(1.32)	0.99
Realized Price on a Boe Basis Including Settled Commodity Derivatives	39.13	48.49	(19)%

Operating Expenses (in thousands):
Production Expenses	$129,747	$114,040	14%
Production Taxes	38,343	36,069	6%
General and Administrative Expenses	23,174	14,481	60%
Depletion, Depreciation, Amortization and Accretion	197,098	205,690	(4)%
Other Expense	3,274	2,537	29%

Costs and Expenses (per Boe):
Production Expenses	$9.72	$9.39	4%
Production Taxes	2.87	2.97	(3)%
General and Administrative Expenses	1.74	1.19	46%
Depletion, Depreciation, Amortization and Accretion	14.77	16.93	(13)%

Net Producing Wells at Period End	1,303.9	1,133.9	15%

Oil and Natural Gas Sales

In the first quarter of 2026, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $539.9 million, compared to $577.0 million in the first quarter of 2025. The decrease in revenues was primarily driven by a 15% decrease in weighted average realized prices, partially offset by a 10% increase in production volumes.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 10% increase in production volumes in the first quarter of 2026 compared to the same period of 2025.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our net result from commodity derivatives trade was a loss of $539.1 million in the first quarter of 2026, compared to a gain of $21.8 million in the first quarter of 2025. Net gain or loss on commodity derivatives is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first quarter of 2026, we realized a loss on settled commodity derivatives of $17.6 million, compared to a gain of $12.1 million in the first quarter of 2025. For the first quarter of 2026, we realized a loss on our unsettled commodity derivative of $521.4 million, compared to a gain of $9.7 million in the first quarter of 2025.

Our derivatives are not designated for hedge accounting, and thus are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying condensed balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At March 31, 2026, all of our unsettled derivative contracts are recorded at their fair values, which was a net liability of $398.2 million, a change of $519.9 million from the $121.6 million net asset recorded as of December 31, 2025. The change in the net fair value or our unsettled derivative contracts at March 31, 2026 as compared to December 31, 2025 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2025. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $129.7 million in the first quarter of 2026, compared to $114.0 million in the first quarter of 2025. On a per unit basis, production expenses were $9.72 per Boe in the first quarter of 2026 compared to $9.39 per Boe in the first quarter of 2025. The increase in our production expenses in the first quarter of 2026 compared to the first quarter of 2025 was primarily due to higher processing charges incurred to process our natural gas and NGL production volumes.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $38.3 million in the first quarter of 2026, compared to $36.1 million in the first quarter of 2025. As a percentage of oil and natural gas sales, our production taxes were 7.1% and 6.3% in the first quarter of 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses were $23.2 million in the first quarter of 2026, or $1.74 per Boe, compared to $14.5 million in the first quarter of 2025, or $1.19 per Boe. The increase was primarily driven by higher transaction costs recorded for the acquisition of the Utica Assets, which was accounted for as a business combination (see Note 3 to our condensed financial statements).

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $197.1 million in the first quarter of 2026, compared to $205.7 million in the first quarter of 2025. Depletion expense, the largest component of DD&A, decreased by $8.7 million in the first quarter of 2026 compared to the first quarter of 2025, primarily due to a lower depletable property cost basis following certain non-cash ceiling test impairment charges recorded in recent periods. On a per unit basis, depletion expense was $14.67 per Boe in the first quarter of 2026 compared to $16.84 per Boe in the first quarter of 2025. Depreciation, amortization and accretion was $1.3 million and $1.1 million in the first quarter of 2026 and 2025, respectively. The following table summarizes DD&A expense per Boe for the first quarter of 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Depletion	$14.67	$16.84	$(2.17)	(13)%
Depreciation, Amortization and Accretion	0.10	0.09	0.01	11%
Total DD&A Expense	$14.77	$16.93	$(2.16)	(13)%

Impairment Expense

In the first quarter of 2026, the Company recorded a non-cash impairment charge of $268.3 million as a result of its full cost ceiling test. No impairment charges were recorded in the first quarter of 2025.

Interest Expense, Net

Interest expense, Net was $42.6 million in the first quarter of 2026 compared to $43.4 million in the first quarter of 2025. The decrease was primarily due to lower average levels of debt pursuant to the repurchase and redemption of the Company’s Senior Notes due 2028 (See Note 4 to our condensed financial statements).

Income Tax

During the first quarter of 2026, we recorded an income tax benefit of $173.1 million due to our pretax losses caused, primarily, by our losses on commodity derivatives and our non-cash ceiling test impairment charge. Conversely, we recorded an income tax expense of $46.8 million for the first quarter of 2025.

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

In March 2026, we issued 8,288,289 shares of our common stock in a public offering for total consideration of approximately $227.9 million.

In March 2026, we redeemed all of the outstanding Senior Notes due 2028 at a redemption price of 100%. Total consideration paid pursuant to the redemption of the Senior Notes due 2028 was approximately $20.2 million.

As of March 31, 2026, we had outstanding total debt of $2.6 billion consisting of $653.0 million of borrowings under our Revolving Credit Facility, $700.0 million aggregate principal amount of our Convertible Notes due 2029, $500.0 million aggregate principal amount of our Senior Notes due 2031, and $725.0 million aggregate principal amount of our Senior Notes due 2033.

As of March 31, 2026, we had total liquidity of approximately $1.2 billion, consisting of $1.1 billion of committed borrowing availability under the Revolving Credit Facility and $37.0 million of cash on hand.

One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 81% and 80% of our total oil and gas sales in the first quarter of 2026 and 2025, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the three months ended March 31, 2026, we hedged approximately 65% of our crude oil production and approximately 62% of our natural gas production. For a summary as of March 31, 2026, of our open commodity swap contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

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

At March 31, 2026, we had a working capital deficit of $426.5 million, compared to a surplus of $46.7 million at December 31, 2025. Current assets decreased by $113.1 million and current liabilities increased by $360.1 million at March 31, 2026, compared to December 31, 2025.

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

Our cash summary for the three months ended March 31, 2026 and 2025 is presented below:

	Three Months Ended March 31,
(In thousands, unaudited)	2026	2025
Net Cash Provided by Operating Activities	$323,615	$407,426
Net Cash Used for Investing Activities	(634,678)	(264,558)
Net Cash Provided by (Used for) Financing Activities	333,805	(118,225)
Net Increase in Cash	$22,742	$24,643

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026 was $323.6 million, compared to $407.4 million in the same period of the prior year. The lower cash provided by operating activities in the first quarter of 2026 was due, primarily, to lower weighted average realized prices.

Cash Flows from Investing Activities

Cash flows used in investing activities during the three months ended March 31, 2026 and 2025 were $634.7 million and $264.6 million, respectively. Cash used in investing activities was higher during the three months ended March 31, 2026 primarily because of the Utica Acquisition, as described in Note 3 to the Company’s condensed financial statements.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the three months ended March 31, 2026, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $739.7 million, while the actual cash spend in this regard amounted to $634.6 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the three months ended March 31, 2026 and 2025 are summarized in the following table:

	Three Months Ended March 31,
(In thousands, unaudited)	2026	2025
Drilling and Development Capital Expenditures	$222.4	$237.8
Acquisition of Oil and Natural Gas Properties	513.9	25.2
Other Capital Expenditures	3.4	1.0
Total	$739.7	$264.0

Cash Flows from Financing Activities

Net cash provided by financing activities was $333.8 million during the three months ended March 31, 2026, compared to net cash used for financing activities of $118.2 million during the three months ended March 31, 2025.

For the three months ended March 31, 2026, cash provided by financing activities was primarily due to $227.9 million proceeds from issuance of common stock, and $175.0 million net borrowings under our Revolving Credit Facility, partially offset by $44.5 million of common stock dividend payments, $20.2 million spent to redeem all of the outstanding Senior Notes due 2028, and $2.8 million to settle the tax obligations related to employee share based compensations.

For the three months ended March 31, 2025, cash used for financing activities was primarily due to $60.0 million net repayment of borrowings under our Revolving Credit Facility, $41.7 million of common stock dividend payments and $15.0 million in repurchases of common stock.

Revolving Credit Facility

We have entered into the Revolving Credit Facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and natural gas properties. In February 2026, the Company completed a wildcard redetermination, pursuant to which the borrowing base was increased from $1.8 billion to $1.975 billion, and the aggregate elected commitment amount was increased from $1.6 billion to $1.8 billion. As of March 31, 2026, the Revolving Credit Facility had a borrowing base of $1.975 billion and an elected commitment amount of $1.8 billion, and we had $653.0 million in borrowings outstanding under the facility, leaving approximately $1.1 billion in available committed borrowing capacity. See Note 4 to our condensed financial statements for further details regarding the Revolving Credit Facility.

Senior Notes due 2028

In March 2026, we redeemed all of the outstanding Senior Notes due 2028, in accordance with the terms of the 2028 Notes Indenture, at a redemption price of 100%. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2028.

Convertible Notes due 2029

As of March 31, 2026, we had outstanding $700.0 million aggregate principal amount of our Convertible Notes. See Note 4 to our condensed financial statements for further details regarding the Convertible Notes.

Senior Notes due 2031

As of March 31, 2026, we had outstanding $500.0 million aggregate principal amount of our Senior Notes due 2031. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2031.

Senior Notes due 2033

As of March 31, 2026, we had outstanding $725.0 million aggregate principal amount of our Senior Notes due 2033. See Note 4 to our condensed financial statements for further details regarding the Senior Notes due 2033.

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

Contractual Obligations and Commitments

Please see our disclosure of contractual obligations and commitments as of December 31, 2025, included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting estimates include impairment testing of natural gas and crude oil production properties, and derivative instruments and hedging activity. There were no material changes in our critical accounting estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

A description of our critical accounting policies, including estimates, was provided in Note 2 to our financial statements provided in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and, except as set forth below, have not materially changed since that report was filed.

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

We enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to commodity price volatility.  All derivative positions are carried at their fair value on the condensed balance sheets and are marked-to-market at the end of each period.   Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to gain (loss) on derivative instruments, net on the condensed statements of operations rather than as a component of other comprehensive income or other income (expense).

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

The following table summarizes our open crude oil derivative contracts as of March 31, 2026, by fiscal quarter.

Crude Oil Contracts
	Swaps(1)		Collars
Contract Period	Volume (Bbls)	Weighted Average Price ($/Bbl)	Volume Ceiling (Bbls)	Volume Floor (Bbls)	Volume Sub-Floor (Bbls)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Floor Price ($/Bbl)	Weighted Average Sub-Floor Price ($/Bbl)
2026(1)
Q2	2,340,456	$66.57	2,502,907	1,820,977	128,500	$71.14	$62.91	$48.54
Q3	1,908,567	67.78	2,454,587	1,765,163	207,000	71.44	62.34	47.22
Q4	1,724,567	67.87	2,454,587	1,765,163	207,000	71.44	62.34	47.22
2027(1)
Q1	652,500	$69.01	607,500	607,500	225,000	$73.76	$61.14	$45.00
Q2	659,750	69.01	614,250	614,250	227,500	73.76	77.81	45.00
Q3	460,000	69.94	353,500	353,500	38,750	75.31	67.97	45.00
Q4	460,000	69.94	276,000	276,000	—	76.37	64.03	—
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

The following table summarizes our open natural gas derivative contracts as of March 31, 2026, by fiscal quarter.

Natural Gas Contracts
	Swaps(1)		Collars
Contract Period	Volume (MMBTU)	Weighted Average Price ($/MMBTU)	Volume Ceiling (MMBTU)	Volume Floor (MMBTU)	Weighted Average Ceiling Price ($/MMBTU)	Weighted Average Floor Price ($/MMBTU)
2026(1)
Q2	12,420,000	$3.97	13,844,706	13,844,706	$4.93	$3.42
Q3	13,340,000	4.02	13,844,706	13,844,706	4.89	3.45
Q4	14,570,000	4.14	13,809,642	13,809,642	5.06	3.47
2027(1)
Q1	9,795,000	$4.01	6,965,000	6,965,000	$4.79	$3.46
Q2	10,120,000	4.00	5,980,000	5,980,000	4.43	3.45
Q3	10,120,000	4.00	5,980,000	5,980,000	4.43	3.45
Q4	7,790,000	3.97	4,275,000	4,275,000	4.41	3.45
2028(1)
Q1	2,555,000	$3.83	900,000	900,000	$4.17	$3.50
Q2	1,840,000	3.83	920,000	920,000	4.17	3.50
Q3	1,840,000	3.83	920,000	920,000	4.17	3.50
Q4	1,530,000	3.85	920,000	920,000	4.07	3.50
2029(1)
Q1	—	$—	890,000	890,000	$3.88	$3.50
Q2	—	—	920,000	920,000	3.88	3.50
Q3	—	—	920,000	920,000	3.88	3.50
Q4	—	—	610,000	610,000	3.88	3.50
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

The following table summarizes our open NGL derivative contracts as of March 31, 2026, by fiscal quarter.

NGL Contracts
	Swaps
Contract Period	Volume (BBL)	Weighted Average Price ($/BBL)
2026:
Q2	106,925	$33.32
Q3	96,600	33.03
Q4	80,500	$33.32
2027:
Q1	65,250	$32.30
Q2	59,150	30.73
Q3	57,500	30.69
Q4	52,900	30.87

Interest Rate Risk

Our long-term debt as of March 31, 2026 was comprised of borrowings that contain fixed and floating interest rates. Our Senior Notes due 2031, Senior Notes due 2033 and Convertible Notes bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement (see Note 4 to our condensed financial statements).

From time to time, the Company may use interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The following table summarizes our open interest rate derivative contracts as of March 31, 2026.

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

Changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at March 31, 2026 would cost us approximately $3.3 million in additional annual interest expense.

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

As of March 31, 2026, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our Company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended March 31, 2026.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (at period end)(2)
Month #1
January 1, 2026 to January 31, 2026	—		$—	—	$153.3 million
Month #2
February 1, 2026 to February 28, 2026	29,432	(1)	$25.88	—	$153.3 million
Month #3
March 1, 2026 to March 31, 2026	74,866	(1)	$27.51	—	$153.3 million

Total	104,298		$27.05	—	$153.3 million
______________
(1)Consists of shares surrendered by employees in satisfaction of tax withholding obligations in connection with the vesting of restricted stock awards.
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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

(a)    None.

(b)    None.

(c)    The information required by Item 408(a) of Regulation S-K is included in the table below.

Name (Title)	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Nicholas O’Grady (CEO)	Adopt	March 30, 2026	X		53,748	June 30, 2027
* Intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. ** Not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6.  Exhibits.

Exhibit No.	Description	Reference
2.1*	Purchase and Sale Agreement, dated as of December 5, 2025, by and among Antero Resources Corporation, Antero Minerals LLC and Monroe Pipeline LLC, as sellers, and Infinity Natural Resources, LLC and Northern Oil and Gas, Inc., as buyers	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2025
2.2*	Purchase and Sale Agreement, dated as of December 5, 2025, by and among Antero Midstream LLC, Antero Water LLC and Antero Treatment LLC, as sellers, and Infinity Natural Resources, LLC and Northern Oil and Gas, Inc., as buyers	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2025
2.3*	Amendment No. 1 to the Purchase and Sale Agreement, dated as of February 22, 2026, by and among Antero Resources Corporation, Antero Minerals LLC and Monroe Pipeline LLC, as sellers, and Infinity Natural Resources, LLC and Northern Oil and Gas, Inc., as buyers.	Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2026
2.4*	Amendment No. 1 to the Purchase and Sale Agreement, dated as of February 22, 2026, by and among Antero Midstream LLC, Antero Water LLC and Antero Treatment LLC, as sellers, and Infinity Natural Resources, LLC and Northern Oil and Gas, Inc., as buyers.	Incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2026
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated May 23, 2024	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2024
3.4	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2023
10.1*	First Amendment to the Fourth Amended and Restated Credit Agreement among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, dated February 23, 2026	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2026
10.2#	Form of March 2026 Performance-Based Restricted Stock Unit Award Agreement (Absolute TSR) under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Filed herewith
10.3#	Form of March 2026 Performance-Based Restricted Stock Unit Award Agreement (Relative TSR) under the Northern Oil and Gas, Inc. Amended and Restated 2018 Equity Incentive Plan	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith
* Certain of the schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request. Certain personally identifiable information has also been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

#    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	April 29, 2026	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer (on behalf of Registrant)

Date:	April 29, 2026	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal financial and accounting officer (on behalf of Registrant)