Form 10-Q
period 2026-06-30
NORTHERN OIL & GAS, INC.
filed 2026-08-07
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 3, 2026, there were 106,549,128 shares of our common stock, par value $0.001, outstanding.

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

v

NORTHERN OIL AND GAS, INC.
FORM 10-Q

June 30, 2026

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value and share data)	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and Cash Equivalents	$47,603	$14,299
Accounts Receivable, Net	377,818	349,927
Advances, Prepaid Expenses, and Other	27,968	37,061
Derivative Instruments	30,914	166,678
Income Tax Receivable	17,799	18,066
Total Current Assets	502,102	586,031

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	12,429,203	11,441,786
Unproved	301,755	86,034
Less – Accumulated Depletion and Impairment	(7,440,256)	(6,784,649)
Total Oil and Natural Gas Properties, Net	5,290,702	4,743,171
Other Property and Equipment, Net	2,438	3,196
Total Property and Equipment, Net	5,293,140	4,746,367

Derivative Instruments	9,726	3,036
Deferred Income Taxes	8,152	—
Other Noncurrent Assets, Net	14,745	73,941

Total Assets	$5,827,865	$5,409,375

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$206,275	$218,620
Accrued Liabilities and Other	399,176	320,673
Derivative Instruments	25,041	—
Total Current Liabilities	630,492	539,293

Long-term Debt, Net	2,724,814	2,395,393
Deferred Tax Liability	158,290	247,645
Derivative Instruments	255,868	48,102
Contingent Consideration	6,614	—
Asset Retirement Obligations	54,949	50,831
Other Noncurrent Liabilities	1,505	1,770

Total Liabilities	$3,832,532	$3,283,034

Commitments and Contingencies

Stockholders’ Equity
Common Stock, Par Value $0.001; 270,000,000 Shares Authorized; 106,549,128 Shares Outstanding at 6/30/2026 97,265,559 Shares Outstanding at 12/31/2025	509	499
Additional Paid-In Capital	1,802,928	1,644,563

Retained Earnings	195,060	481,279
Accumulated Other Comprehensive Loss	(3,164)	—
Total Stockholders’ Equity	1,995,333	2,126,341
Total Liabilities and Stockholders’ Equity	$5,827,865	$5,409,375
______________
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenues
Oil and Gas Sales	$670,796	$574,369	$1,210,651	$1,151,321
Gain (Loss) on Commodity Derivatives, Net	70,182	128,819	(468,874)	150,581
Other Revenues	4,257	3,621	8,487	7,006
Total Revenues	745,235	706,809	750,264	1,308,908

Operating Expenses
Production Expenses	127,089	121,430	256,836	235,470
Production Taxes	45,699	35,616	84,042	71,685
General and Administrative Expenses	24,529	15,628	47,703	30,109
Legal Settlement Expense	—	33,091	—	33,091
Depletion, Depreciation, Amortization and Accretion	192,885	205,741	389,983	411,432
Impairment of Oil and Gas Assets	—	115,576	268,276	115,576
Other Expenses	2,496	3,561	5,771	6,098
Total Operating Expenses	392,698	530,643	1,052,611	903,461

Income (Loss) From Operations	352,537	176,166	(302,347)	405,447

Other Income (Expense)
Interest Expense, Net	(41,442)	(44,389)	(84,027)	(87,739)
Gain (Loss) on Unsettled Interest Rate Derivatives, Net	1,474	1	3,040	(143)
Loss on Foreign Currency Transactions	(4,655)	—	(4,655)	—
Loss on Extinguishment of Debt	—	—	(14)	—
Gain on Contingent Consideration	2,682	—	2,682	—
Total Other Expense, Net	(41,941)	(44,388)	(82,974)	(87,882)

Income (Loss) Before Income Taxes	310,596	131,778	(385,321)	317,565

Income Tax Expense (Benefit)	73,968	32,193	(99,102)	78,998

Net Income (Loss)	$236,628	$99,585	$(286,219)	$238,567

Net Income (Loss) Attributable to Common Stockholders	$236,628	$99,585	$(286,219)	$238,567

Net Income (Loss) Per Common Share – Basic	$2.24	$1.02	$(2.80)	$2.43
Net Income (Loss) Per Common Share – Diluted	$2.19	$1.00	$(2.80)	$2.39
Weighted Average Common Shares Outstanding – Basic	105,871,269	98,060,407	102,207,355	98,308,686
Weighted Average Common Shares Outstanding – Diluted	108,091,366	99,394,539	102,207,355	99,692,134
______________
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net Income (Loss)	$236,628	$99,585	$(286,219)	$238,567
Other Comprehensive Loss:
Foreign Currency Translation Adjustment	(3,164)	—	(3,164)	—
Total Other Comprehensive Loss	(3,164)	—	(3,164)	—
Comprehensive Income (Loss)	$233,464	$99,585	$(289,383)	$238,567

______________
The accompanying notes are an integral part of these condensed consolidated financial statements.

    NORTHERN OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cash Flows from Operating Activities
Net Income (Loss)	$236,628	$99,585	$(286,219)	$238,567
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization, and Accretion	192,885	205,741	389,983	411,432
Amortization of Debt Issuance Costs	2,556	2,584	5,071	4,974
Loss on Extinguishment of Debt	—	—	14	—
Amortization of Bond Premium/Discount on Long-term Debt	(508)	(395)	(1,028)	(676)
Deferred Income Taxes	73,714	28,027	(97,507)	74,673
Unrealized Loss on Foreign Currency Transactions	4,655	—	4,655	—
Unrealized Loss (Gain) on Derivative Instruments	(157,976)	(67,890)	361,881	(77,445)
Gain on Contingent Consideration	(2,682)	—	(2,682)	—
Stock-Based Compensation Expense	4,410	3,777	8,120	7,353
Impairment of Oil and Gas Assets	—	115,576	268,276	115,576
Other	(4)	(27)	287	(48)
Changes in Working Capital and Other Items:
Accounts Receivable, Net	17,389	(621)	(27,975)	(20,572)
Prepaid and Other Expenses	2,432	(1,858)	1,109	(1,023)
Income Tax Receivable	(3,918)	(1,971)	267	26,233
Accounts Payable, Accrued Liabilities, and Other	(47,964)	(20,416)	20,980	(9,506)
Net Cash Provided by Operating Activities	321,617	362,112	645,232	769,538

Cash Flows from Investing Activities
Acquisitions of and Capital Expenditures on Oil and Natural Gas Properties	(379,811)	(327,361)	(1,014,434)	(591,332)
Purchases of Other Property and Equipment	—	106	(55)	(481)
Net Cash Used for Investing Activities	(379,811)	(327,255)	(1,014,489)	(591,813)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	304,000	118,000	784,000	173,000
Repayments on Revolving Credit Facility	(132,000)	(268,000)	(437,000)	(383,000)
Repurchase of Senior Notes Due 2028	—	—	(20,165)	—
Entry into Additional Capped Call Transactions	—	(16,947)	—	(16,947)
Issuance of Additional Convertible Notes	—	200,000	—	200,000
Premium Received on Additional Convertible Notes	—	11,194	—	11,194
Debt Issuance Costs Paid	—	(7,554)	(1,627)	(7,554)
Issuance of Common Stock	—	—	227,928	—
Repurchases of Common Stock	(50,047)	(35,000)	(50,047)	(50,005)
Common Stock Issuance Costs Paid	(353)	—	(384)	—
Restricted Stock Surrenders - Tax Obligations	—	—	(2,822)	(1,486)
Common Dividends Paid	(47,370)	(44,270)	(91,848)	(86,004)
Net Cash Provided by (Used for) Financing Activities	74,230	(42,577)	408,035	(160,802)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,474)	—	(5,474)	—

Net Increase (Decrease) in Cash and Cash Equivalents	10,562	(7,720)	33,304	16,923

Cash and Cash Equivalents - Beginning of Period	37,041	33,576	14,299	8,933

Cash and Cash Equivalents - End of Period	47,603	25,856	47,603	25,856
______________
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Loss	Equity
December 31, 2025	97,265,559	$499	$1,644,563	$481,279	$—	$2,126,341

Issuance of Common Stock	8,288,289	9	227,551	—		227,560
Share Based Compensation	343,040	—	3,764	—		3,764
Restricted Stock Forfeitures	(1,467)	—	—	—		—
Restricted Stock Surrenders - Tax Obligations	(104,298)	—	(2,822)	—		(2,822)
Common Stock Dividends Declared	—	—	(47,600)	—		(47,600)
Net Loss	—	—	—	(522,847)		(522,847)
March 31, 2026	105,791,123	$508	$1,825,456	$(41,568)	$—	$1,784,396

Issuance of Common Stock	3,689,413	3	81,225	—	—	81,228
Share Based Compensation	19,764	—	4,499	—	—	4,499
Restricted Stock Forfeitures	(2,725)	—	(10)	—	—	(10)
Repurchases of Common Stock	(2,948,447)	(2)	(60,056)	—	—	(60,058)
Cumulative Translation Adjustments	—	—	—	—	(3,164)	(3,164)
Common Stock Dividends Declared	—	—	(48,186)	—	—	(48,186)
Net Income	—	—	—	236,628	—	236,628
June 30, 2026	106,549,128	$509	$1,802,928	$195,060	$(3,164)	$1,995,333

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
December 31, 2024	99,113,645	$501	$1,877,416	$442,518	$—	$2,320,435

Share Based Compensation	139,175	—	3,576	—	—	3,576
Restricted Stock Forfeitures	(1,313)	—	(1)	—	—	(1)
Restricted Stock Surrenders - Tax Obligations	(50,380)	—	(1,486)	—	—	(1,486)
Repurchases of Common Stock	(499,100)	—	(15,155)	—	—	(15,155)
Common Stock Dividends Declared	—	—	(44,270)	—	—	(44,270)
Net Income	—	—	—	138,982	—	138,982
March 31, 2025	98,702,027	$501	$1,820,080	$581,500	$—	$2,402,081

Share Based Compensation	16,250	—	3,777	—	—	3,777
Repurchases of Common Stock	(1,123,595)	(1)	(35,349)	—	—	(35,350)
Entry into Additional Capped Call Transactions, Net of Deferred Tax Impact	—	—	(12,985)	—	—	(12,985)
Common Stock Dividends Declared	—	—	(44,089)	—	—	(44,089)
Net Income	—	—	—	99,585	—	99,585
June 30, 2025	97,594,682	$500	$1,731,434	$681,085	$—	$2,413,019
___________
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(UNAUDITED)

NOTE 1     ORGANIZATION AND NATURE OF BUSINESS

When we use the terms the “Company,” “NOG,” “our” and words of similar import, we are referring to Northern Oil and Gas, Inc., a Delaware corporation, and its consolidated subsidiaries unless the context otherwise requires. NOG is an independent energy company engaged as a non-operator in the acquisition, exploration, development and production of oil and natural gas properties in North America, primarily in the Permian Basin, the Williston Basin, the Appalachian Basin, the Uinta Basin, and the Duvernay Basin. The Company’s common stock trades on the New York Stock Exchange under the symbol “NOG”.

The Company’s principal business is crude oil and natural gas exploration, development, and production across North America. The Company’s primary strategy is investing in non-operated minority working and mineral interests in oil and natural gas properties, with a core area of focus in five premier basins across North America.

In May 2026, the Company formed two new wholly-owned subsidiaries: (i) NOG Energy Canada Holdco, LLC, a Delaware limited liability company, and (ii) NOG Energy Canada, Ltd., a corporation organized under the laws of Alberta, Canada. These two new entities were formed pursuant to the Duvernay Acquisition, as described in Note 3. Accordingly, they are included in the accompanying condensed consolidated financial statements from their respective dates of formation.

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

Certain information, accounting policies, and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025, which were included in the Company’s 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Principle of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Transactions

Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in Accumulated Other Comprehensive Loss in the condensed consolidated balance sheets and the condensed consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses arising from remeasurement are recognized in current earnings.

Contingent Consideration

When contingent consideration is included as part of an acquisition of oil and gas properties, the Company recognizes the contingent consideration at fair value as of the acquisition date. Contingent consideration is classified as either a liability or equity based on the nature of the arrangement. Contingent consideration classified as a liability is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings, until the contingency is resolved and the obligation is settled. Contingent consideration classified as equity is not remeasured subsequent to the acquisition date. The fair value of contingent consideration is classified within the appropriate level of the fair value hierarchy based on the significance of the inputs used in the valuation. See Note 3 and Note 9 for further discussion.

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

Management’s estimates and assumptions were based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, actual results may differ from the estimates and assumptions used, and conditions may change, which could materially affect amounts reported in the unaudited condensed consolidated financial statements.

Reclassifications

Certain prior period balances in the condensed consolidated statements of operations have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income (loss), cash flows or stockholders’ equity previously reported.

Recently Adopted and Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), in the form of Accounting Standard Updates (“ASU”), that are adopted by the Company as of the specified effective date, as applicable. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Recently Adopted Accounting Pronouncements:

In November 2024, the FASB issued ASU 2024-04, Debt - Debt With Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments. The objective of the standard is to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt with Conversion and Other Options. This standard will affect entities that settle convertible debt instruments for which the conversion privileges are changed to induce conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted ASU 2024-04 as of March 31, 2026, with no material impact on its financial statements and related disclosures.

Recently Issued Accounting Pronouncements:

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The objective of the standard is to provide disaggregated information about a public business entity’s expenses to help investors better understand the components of an entity’s expenses, which should enable investors to better assess an entity’s prospects for future cash flows. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its financial statements and related disclosures.

Revenue Recognition

The Company’s revenues are primarily derived from its interests in the sales of oil and natural gas production. The Company recognizes revenue from its interests in the sales of crude oil and natural gas in the period that its performance obligations are satisfied. Performance obligations are satisfied when the customer obtains control of the product, when the Company has no further obligations to perform related to the sale, when the transaction price has been determined and when collectability is probable. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in Accounts Receivable, Net in the condensed consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received. Historically, differences have been insignificant. Accordingly, the variable consideration is not constrained.

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

From time to time, the Company’s share of gas sold may exceed its entitlement, resulting in a gas production imbalance. To the extent that such an imbalance exists, the Company only records a corresponding liability if the Company’s gas volumes sold are in excess of its share of remaining reserves in an underlying property. No well imbalance liability was recorded as of June 30, 2026.

In June 2025, the Company entered into a settlement and mutual release agreement (the “Settlement Agreement”) with an operator in North Dakota (the “Operator”). Pursuant to the Settlement Agreement, the Operator and the Company settled and permanently released certain claims of the Company relating to certain post-production costs previously deducted from revenues. Pursuant to the settlement, the Company received approximately $81.7 million, recorded within Oil and Gas Sales in the accompanying condensed consolidated statements of operations. The Company received a net cash settlement of $48.6 million after deducting approximately $33.1 million in legal settlement expenses.

The Company reports volumes and revenues on a two-stream basis. Accordingly, the Company’s disaggregated revenue has two primary sources: (i) oil sales and (ii) natural gas and NGL sales. Substantially all of the Company’s sales come from five operating areas in North America: the Williston Basin, the Permian Basin, the Appalachian Basin, the Uinta Basin and the Duvernay Basin.

The following table presents the disaggregation of the Company’s oil revenues and natural gas and NGL revenues for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Oil Sales	$559,264	$402,672	$998,346	$862,354
Natural Gas and NGL Sales (1)	111,532	171,697	212,305	288,967
Total	$670,796	$574,369	$1,210,651	$1,151,321
________________
(1)Balances for the three and six months ended June 30, 2025 include $81.7 million in legal settlement from an Operator in North Dakota.

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the exploration, development and production activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operations could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three months ended June 30, 2026, the Company’s top six operators made up 46% of total oil and natural gas sales, with one operator comprising more than 10% but less than 15%. For the six months ended June 30, 2026, the Company’s top six operators made up 46% of total oil and natural gas sales, with one operator comprising more than 10% but less than 15%. For the three months ended June 30, 2025, the Company’s top six operators made up 54% of total oil and natural gas sales, with two operators comprising more than 10% but less than 15%. For the six months ended June 30, 2025, the Company’s top six operators made up 52% of total oil and natural gas sales, with two operators comprising more than 10% but less than 15%.

The Company faces concentration risk due to the fact that substantially all of its oil and natural gas revenue is sourced from a limited number of geographic areas of operations. As a result, the Company is disproportionately exposed to risks that affect one or more of those areas in the Williston Basin, the Permian Basin, the Appalachian Basin, the Uinta Basin and the Duvernay Basin.

Pursuant to the Company’s recent acquisition of oil and gas properties in Canada (See Note 3), the Company is now subject to foreign currency risks. The Company’s wholly-owned Canadian subsidiary uses the Canadian dollar (“CAD”) as its functional currency. Fluctuations in the USD/CAD exchange rate will affect the USD equivalent of the Canadian subsidiary’s assets, liabilities, revenues, and operating expenses as reported in the consolidated financial statements.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Net Income (Loss) Attributable to Common Stockholders	$236,628	$99,585	$(286,219)	$238,567

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	105,871,269	98,060,407	102,207,355	98,308,686
Plus: Dilutive Effect of Restricted Stock and Contingently Issuable Shares	2,220,097	1,334,132	—	1,383,447
Weighted Average Common Shares Outstanding – Diluted	108,091,366	99,394,539	102,207,355	99,692,134

Net Income (Loss) per Common Share:
Basic	$2.24	$1.02	$(2.80)	$2.43
Diluted	$2.19	$1.00	$(2.80)	$2.39

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock	89,037	63,093	2,075,976	74,873

Supplemental Cash Flow Information

The following table reflects the Company’s supplemental cash flow information for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Supplemental Cash Items:
Cash Paid During the Period for Interest	$77,636	$43,714	$85,975	$85,602
Cash Paid (Refunded) During the Period for Income Taxes, Net
U.S. Federal	—	—	—	(1,950)
U.S. State and Local:	5	665	447	(345)

Non-cash Investing Activities:
Capital Expenditures on Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	359,958	295,758	359,958	295,758
Capitalized Asset Retirement Obligations	871	1,294	2,480	2,184
Issuance of Common Stock - Acquisition of Oil and Natural Gas Properties	81,388	—	81,388	—
Contingent Consideration - Acquisition of Oil and Natural Gas Properties	9,507	—	9,507	—
Compensation Costs Capitalized in Oil and Natural Gas Properties	255	208	485	402

Non-cash Financing Activities:
Common Stock Dividends Declared, But Not Paid	49,612	44,270	49,612	44,270
Common Stock Repurchases Included In Accounts Payable and Accrued Liabilities	10,244	—	10,244	—
Repurchases of Common Stock - Excise Tax	—	350	—	500

NOTE 3     CRUDE OIL AND NATURAL GAS PROPERTIES

The Company follows the full cost method of accounting to account for its crude oil and natural gas operations, whereby all costs related to the exploration and development of crude oil and natural gas properties are capitalized into a separate full cost pool for each country in which it operates. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities.  Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities.  Costs associated with production and general corporate activities are expensed in the period incurred.

Under the full cost method of accounting, the Company is required to perform a ceiling test, each quarter, for each full cost pool. The test determines a limit, or ceiling, for each full cost pool, on the book value of the Company’s oil and natural gas properties.  For each full cost pool, net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the full cost ceiling. As a result of its ceiling tests, the Company recorded a non-cash impairment charge of approximately $268.3 million in the six months ended June 30, 2026 for the United States full cost pool. No impairment charges were recorded in the three months ended June 30, 2026. Conversely, the Company recorded a non-cash impairment charge of approximately $115.6 million in the three and six months ended and June 30, 2025.

Average commodity prices used in our ceiling test calculations have fluctuated significantly in recent quarters. If said prices trend downward, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline, which could trigger the need for the Company to record an additional non-cash ceiling test impairment of its oil and natural gas property costs in future periods.

The book value of the Company’s crude oil and natural gas properties consists of all acquisition costs, drilling costs and other associated capitalized costs.  Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the accompanying condensed consolidated statements of operations from the closing date of the acquisition. Acquired assets and liabilities assumed are recorded based on their estimated fair value at the time of the acquisition.

2026 Acquisitions

In addition to the closing of the Utica Acquisition and the Duvernay Acquisition, as defined below, during the three and six months ended June 30, 2026, the Company acquired oil and natural gas properties through a number of smaller independent transactions for a total of $44.7 million and $88.3 million, respectively, inclusive of related development costs.

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

The Company accounted for its Utica Acquisition as a business combination. Accordingly, transaction costs of approximately $6.7 million were included in general and administrative expense in the Company’s condensed consolidated statements of operations. The results of operations from the date of the Utica Acquisition through June 30, 2026 represented approximately $16.7 million of revenue and $9.3 million of income from operations. The following table reflects the fair value of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$325,941
Unproved oil and natural gas properties	140,029
Total assets acquired	465,970
Asset retirement obligations	(1,334)
Net assets acquired	$464,636

Fair value of consideration paid for net assets:
Cash consideration	$464,636
Total fair value of consideration transferred	$464,636

Duvernay Acquisition

In June 2026, the Company completed its acquisition of certain oil and natural gas properties located in the Duvernay East Shale Basin of Alberta, Canada, from Parallax Energy Operating, Inc. (“Parallax”), effective as of April 1, 2026 (the “Duvernay Acquisition”). At closing, the Company acquired a 25% undivided working interest in the assets sold by Parallax, who continued as operator. NOG Energy Canada, Ltd acted as the purchaser of the assets.

The total consideration paid at closing, net of customary purchase price adjustments, was approximately $262.1 million, which included $171.2 million in cash, 3,689,413 shares of the Company’s common stock, par value $0.001 per share, with a total estimated fair value of $81.4 million, and $9.5 million in value attributable to potential additional contingent consideration (described in more detail below).

The Company accounted for its Duvernay Acquisition as a business combination. Accordingly, transaction costs of approximately $7.6 million were included in general and administrative expense in the Company’s condensed consolidated statements of operations. The results of operations from the date of the Duvernay Acquisition through June 30, 2026 represented approximately $7.9 million of revenue and $7.4 million of income from operations. The following table reflects the fair value of the net assets and liabilities as of the closing date of the acquisition:

(In thousands)
Fair value of net assets:
Proved oil and natural gas properties	$205,309
Unproved oil and natural gas properties	57,327
Total assets acquired	262,636
Asset retirement obligations	(498)
Net assets acquired	$262,138

Fair value of consideration paid for net assets:
Cash consideration	$171,243
Issuance of common stock	81,388
Contingent consideration	9,507
Total fair value of consideration transferred	$262,138

The amount of additional contingent consideration payable by the Company, if any, is payable in January 2028. The payout amount is dependent upon the NYMEX WTI oil price reaching an average of $72.50 per Bbl during the period from April 1, 2026 to December 31, 2027. The fair value of the contingent consideration liability was approximately $9.5 million at the acquisition date. Upon remeasurement, the fair value of the contingent consideration was approximately $6.6 million at June 30, 2026. Accordingly, a remeasurement gain of $2.7 million was recorded in the condensed consolidated statements of operations.

2025 Acquisitions

During 2025, the Company acquired oil and natural gas properties through a number of smaller independent transactions for a total of $173.5 million, inclusive of related development costs.

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

Pro Forma Information

The following summarized unaudited pro forma consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 provides summarized information for the acquisitions accounted for as business combinations. The information provided assumes that the acquisitions accounted for as business combinations occurred as of January 1, 2025.

The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisitions as of January 1, 2025, or that would be attained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Total Revenues	$767,946	$752,071	$807,043	$1,407,916
Net Income (Loss) from Operations	370,763	205,745	(256,779)	471,332

Divestitures

From time-to-time the Company may divest assets. In addition, the Company may trade leasehold interests with operators to balance working interests in spacing units to facilitate and encourage a more expedited development of the Company’s acreage.

Unproved Properties

All oil and natural gas properties that are not classified as proved properties are considered unproved properties and, thus, the costs associated with such properties are not subject to depletion until the properties are evaluated for reserves. Once a property is evaluated, all associated acreage and drilling costs are subject to depletion.

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

When unproved properties are evaluated, their cost is added to costs subject to depletion and full cost ceiling calculations. For the three months ended June 30, 2026 and 2025, unproved properties of $6.6 million and $3.8 million, respectively, were transferred to evaluated leasehold costs. For the six months ended June 30, 2026 and 2025, unproved properties of $14.1 million and $5.6 million, respectively, were transferred to evaluated leasehold costs.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	June 30, 2026
(In thousands)	Principal Balance	Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$825,000	$—	$—	$825,000
Convertible Notes due 2029	700,000	8,158	(12,828)	695,330
Senior Notes due 2031	500,000	(4,386)	(5,813)	489,801
Senior Notes due 2033	725,000	—	(10,317)	714,683
Total	$2,750,000	$3,772	$(28,958)	$2,724,814

	December 31, 2025
	Principal Balance	Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$478,000	$—	$—	$478,000
Senior Notes due 2028	20,165	124	(139)	20,150
Convertible Notes due 2029	700,000	9,619	(15,125)	694,494
Senior Notes due 2031	500,000	(4,828)	(6,399)	488,773
Senior Notes due 2033	725,000	—	(11,024)	713,976
Total	$2,423,165	$4,915	$(32,687)	$2,395,393
________________
(1)Unamortized debt issuance costs related to the Company’s Revolving Credit Facility of $13.2 million and $13.1 million as of June 30, 2026 and December 31, 2025, are recorded in “Other Noncurrent Assets, Net” in the condensed consolidated balance sheets.

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

As of June 30, 2026, the borrowing base was $1.975 billion, and the aggregate elected commitment amount was $1.8 billion. The Company’s borrowing availability under the Revolving Credit Facility is set at the lesser of the borrowing base and the elected commitment amount. The borrowing base will be redetermined semiannually on or around April 1 and October 1, with one interim “wildcard” redetermination available to each of the Company and the Agent (acting at the direction of the lenders holding at least two-thirds of commitments and loans outstanding under the Revolving Credit Facility) between scheduled redeterminations. Upon an acquisition of oil and natural gas properties with an aggregate value exceeding 5% of the borrowing base, the Company may request an additional redetermination.

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

The Revolving Credit Facility contains customary events of default and affirmative and negative covenants. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) the Net Leverage Ratio (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, and (ii) the Current Ratio (as defined in the Revolving Credit Facility) shall not be less than 1.00 to 1.00. The Company was in compliance with all applicable covenants as of June 30, 2026.

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

Before October 16, 2028, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after October 16, 2028, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of its common stock. However, upon conversion of any Convertible Notes, the conversion value, which will be determined over a period of 40 trading days, will be paid in cash up to at least the principal amount of the Convertible Notes being converted. The conversion rate and conversion price are subject to customary anti-dilution and other adjustments upon the occurrence of certain events. As of June 30, 2026, the conversion rate was 27.8178 shares of common stock per $1,000 principal amount of Convertible Notes, which represented a conversion price of approximately $35.95 per share of common stock. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Convertible Notes are redeemable, in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling any Convertible Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Convertible Note, in which case the conversion rate applicable to the conversion of that Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption.

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

The Convertible Notes Indenture contains customary events of default and affirmative and negative covenants. As of June 30, 2026, the Company was in compliance with all applicable covenants.

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

As of June 30, 2026, the cap price of the Capped Call Transactions was approximately $49.34 per share of common stock for both the Original Capped Call Transactions and the Additional Capped Call Transactions.

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

The 2031 Notes Indenture contains customary event of default and certain affirmative and negative covenants. As of June 30, 2026, the Company was in compliance with all applicable covenants.

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

The 2033 Notes Indenture contains customary event of default and certain affirmative and negative covenants. As of June 30, 2026, the Company was in compliance with all applicable covenants.

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

On May 23, 2024, the Company filed an amendment to its certificate of incorporation, which was effective upon filing, to increase the number of authorized shares of common stock, par value $0.001 per share, from 135,000,000 to 270,000,000, as approved by the Company’s stockholders at the 2024 Annual Meeting of Stockholders on May 23, 2024. As of June 30, 2026, the Company had 106,549,128 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026, the Company had zero shares of preferred stock issued and outstanding.

2026 Activity

Common Stock

During the six months ended June 30, 2026, 104,298 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with the vesting of their restricted stock awards. The total value of these shares surrendered, based on the market prices on the dates the shares were surrendered, was approximately $2.8 million.

During the six months ended June 30, 2026, 4,192 shares of the Company’s stock, previously issued as stock-based compensation, were forfeited by former employees of the Company upon separation.

During the six months ended June 30, 2026, the Company issued 362,804 shares of its common stock to executive officers, employees, and directors as stock-based compensation (see Note 6).

During the six months ended June 30, 2026, the Company issued 8,288,289 shares of its common stock pursuant to a public offering of common stock.

During the six months ended June 30, 2026, the Company issued 3,689,413 shares of its common stock pursuant to the Duvernay Acquisition (see Note 3).

Dividends

In February 2026, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.45 per share. The dividend was paid on April 30, 2026, to stockholders of record as of the close of business on March 30, 2026.

In May 2026, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.45 per share. The dividend was paid on July 31, 2026, to stockholders of record as of the close of business on June 29, 2026.

In August 2026, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.45 per share. The dividend is payable on October 30, 2026, to stockholders of record as of the close of business on September 29, 2026.

Stock Repurchase Program

In May 2022, the Company’s board of directors approved a stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock.  In July 2024, the Company’s board of directors terminated the prior stock repurchase program, which was substantially depleted, and approved a new stock repurchase program to acquire up to $150.0 million of the Company’s outstanding common stock. In March 2025, the Company’s board of directors approved a $100.0 million increase to the authorization under this stock repurchase program. In July 2026, the Company’s board of directors approved an additional $150.0 million increase to the authorization under this stock repurchase program. The stock repurchase program allows the Company to repurchase its shares from time to time in the open market in block transactions and in negotiated transactions.

During the six months ended June 30, 2026, the Company repurchased 2,948,447 shares of its common stock for $60.1 million at an average price of $20.37 per share, inclusive of commissions, under the stock repurchase program. In connection therewith, the Company paid $50.0 million on or before June 30, 2026, and paid the remaining balance subsequent to June 30, 2026.

As of June 30, 2026, the Company had $93.2 million available under the stock repurchase program, and this amount was increased to $243.2 million with the increased authorization approved in July 2026.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION

Stock-Based Compensation

The Company maintains the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) for the purpose of making equity-based awards to employees, directors and other eligible persons. As of June 30, 2026, there were 2,239,598 shares available for future awards or settlement of awards under the 2018 Plan.

The Company recognizes the fair value of stock-based compensation awards expected to vest over the requisite service period as a charge against earnings, net of amounts capitalized. The Company’s stock-based compensation awards are accounted for as equity instruments and are included in the “General and administrative expenses” line item in the condensed consolidated statements of operations. The Company capitalizes a portion of stock-based compensation for employees who are directly involved in the acquisition of oil and natural gas properties into the full cost pool. Capitalized stock-based compensation is included in the “Oil and natural gas properties” line item in the condensed consolidated balance sheets.

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

Service-Based RSAs

The following table reflects the outstanding service-based RSAs and activity related thereto for the six months ended June 30, 2026:

	Service-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2025	402,340	$33.58
Shares granted	304,270	26.88
Shares forfeited	(4,192)	28.61
Shares vested	(199,780)	31.57
Outstanding at June 30, 2026	502,638	$30.36

At June 30, 2026, there was $12.8 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 1.11 years. For the six months ended June 30, 2026 and 2025, the total fair value of the Company’s restricted stock awards vested was $5.3 million and $4.1 million, respectively. For the six months ended June 30, 2026, the compensation expenses associated with these awards were $4.1 million.

Performance Equity Awards

The following table reflects the outstanding RSUs that are subject to market conditions linked to TSR (“TSR Awards”) and activity related thereto for the six months ended June 30, 2026:

	TSR Awards
	Number of Units	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2025	511,919	$31.40
Units granted (1)	305,498	28.65
Units forfeited (2)	(45,239)	44.49
Units vested (3)	(38,471)	44.49
Outstanding at June 30, 2026	733,707	$28.76
________________
(1)Represents performance equity awards with a performance period ending on December 31, 2028
(2)Represents RSUs forfeited due to certain market performance metrics not being met as of the evaluation date
(3)The Company issued 20,063 additional shares in addition to the 38,471 awards vested, since the measured performance metrics exceeded the target performance metrics.

For the six months ended June 30, 2026, the compensation expenses associated with these awards were $3.4 million. As of June 30, 2026, the unrecognized compensation expenses for these awards were $12.3 million, which will be amortized over the remaining performance period.

In December 2023, the Company granted performance equity awards, in the form of SARs. The final payout (if any) will be a dollar amount, which may be settled in cash, shares or a combination of both at the Company’s option. The Company plans to settle the SARs that were granted in 2023 with shares. For the six months ended June 30, 2026, the compensation expenses associated with these awards were $0.7 million. As of June 30, 2026, the unrecognized compensation expenses for these awards were $2.2 million, which will be amortized over the remaining performance period.

The Company used Monte Carlo simulation models, described above, to estimate (i) the fair value of the TSR Awards that were granted in 2024, 2025 and 2026 based on the expected outcome of the Company’s absolute TSR as well as TSR relative to the defined peer group and (ii) the fair value of the SARs that were granted in 2023 based on the expected outcome of the Company’s market capitalization appreciation rate. The Company used the following key assumptions in its Monte Carlo simulation models: (a) risk-free rates ranging from 1.7% to 4.2%, (b) dividend yield ranging from nil to 4.3%, and (c) expected volatility ranging from 56.4% to 72.3%.

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

NOTE 8     INCOME TAXES

Income tax expense or benefits during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes or benefits for the three and six months ended June 30, 2026 and 2025 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income (loss) primarily due to the non-deductibility of permanent items, state and foreign income taxes, and discrete items during the three and six months ended June 30, 2026 and 2025.

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

In the three months ended June 30, 2026, the Company recorded an income tax expense of approximately $74.0 million, primarily from U.S. domestic tax expenses of $82.6 million, partially offset by $8.6 million income tax benefits derived from foreign operations. In the six months ended June 30, 2026, the Company recorded an income tax benefit of approximately $99.1 million, primarily from U.S. domestic income tax benefits of $90.5 million and foreign income tax benefits of $8.6 million. The effective tax rates for the three and six months ended June 30, 2026 were 23.8% and 25.7%, respectively.

The Company had an income tax expense of $32.2 million and $79.0 million for the three and six months ended June 30, 2025, respectively. The Company did not have any foreign income tax expenses or tax benefits in the three and six months ended June 30, 2025. The effective tax rates for the three and six months ended June 30, 2025 were 24.4% and 24.9%, respectively.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements at
	June 30, 2026 Using
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Effect of Counterparty Netting	Total
Commodity Derivatives – Current Assets	$—	$110,343	$—	$(81,392)	$28,951
Commodity Derivatives – Noncurrent Assets	—	45,443	—	(36,491)	8,952
Commodity Derivatives – Current Liabilities	—	(106,433)	—	81,392	(25,041)
Commodity Derivatives – Noncurrent Liabilities	—	(292,359)	—	36,491	(255,868)
Interest Rate Derivatives – Current Assets	—	1,963	—	—	1,963
Interest Rate Derivatives – Noncurrent Assets	—	774	—	—	774
Contingent Consideration – Noncurrent Liabilities	—	(6,614)	—	—	(6,614)
Total	$—	$(246,883)	$—	$—	$(246,883)

	Fair Value Measurements at
	December 31, 2025 Using
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Effect of Counterparty Netting	Total
Commodity Derivatives – Current Assets	$—	$224,726	$—	$(58,100)	$166,626
Commodity Derivatives – Noncurrent Assets	—	30,986	—	(27,950)	3,036
Commodity Derivatives – Current Liabilities	—	(58,100)	—	58,100	—
Commodity Derivatives – Noncurrent Liabilities	—	(75,697)	—	27,950	(47,747)
Interest Rate Derivatives – Current Assets	—	52	—	—	52
Interest Rate Derivatives – Noncurrent Liabilities	—	(355)	—	—	(355)
Total	$—	$121,612	$—	$—	$121,612

Commodity Derivatives. The Level 2 instruments presented in the tables above include commodity derivative instruments (see Note 10).  The fair value of the Company’s commodity derivative instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs.  The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of commodity derivative contracts is reflected in the condensed consolidated balance sheets.  The current derivative asset and liability amounts represent the fair values expected to be settled in the subsequent twelve months.

Interest Rate Derivatives. The Level 2 instruments presented in the tables above include interest rate derivative instruments (see Note 10).  The fair value of the Company’s interest rate derivative instruments is determined based upon contracted notional amounts, active market-quoted interest yield curves, and time to maturity, among other things. Counterparty statements are utilized to determine the value of the interest rate derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The Company’s and the counterparties’ nonperformance risk is evaluated.  The fair value of interest rate derivative contracts is reflected in the condensed consolidated balance sheets.  The current interest rate derivative asset balances represent the fair values expected to be settled in the subsequent twelve months.

Contingent Consideration. The Level 2 instruments presented in the tables above include contingent consideration liabilities (see Note 3). The fair value of the Company's contingent consideration liability is determined using a Monte Carlo simulation model. The significant inputs used in the valuation include (i) the forward NYMEX WTI oil price curve, (ii) NYMEX WTI volatility and (iii) risk-free rates based on U.S. Treasury rates, which are observable in the marketplace or can be derived from observable market data. These inputs are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the contingent consideration liability is reflected in the condensed consolidated balance sheets. Changes in the fair value of this liability are included in other income (expense) in the Company's condensed consolidated statements of operations.

Fair Value of Other Financial Instruments

The carrying amounts of cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments.

Long-term debt is not presented at fair value in the condensed consolidated balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s Convertible Notes due 2029, Senior Notes due 2031 and Senior Notes due 2033 was $670.4 million, $514.4 million and $718.7 million, respectively, at June 30, 2026. These fair values are based on market quotes that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the SOFR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the relevant accounting standards.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the six months ended June 30, 2026 and 2025 were approximately $2.5 million and $2.2 million, respectively.

For all transactions accounted for as business combinations, the Company uses the acquisition method of accounting. In those instances, the Company conducts assessments of net assets acquired and recognizes amounts for identifiable assets acquired and liabilities assumed at the estimated acquisition date fair values, while transaction costs associated with the acquisitions are expensed as incurred. The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions relate to the estimated fair value of oil and natural gas properties. The fair value of these properties is measured using a discounted cash flow model that converts future cash flows to a single discounted amount. The assumptions are unobservable inputs and represent Level 3 inputs under the fair value hierarchy. Key inputs include: (i) estimates of future production volumes, (ii) future commodity prices (adjusted for basis differentials), including WTI oil pricing ranging from $63.70 to $86.31 per barrel and Henry Hub gas pricing ranging from $1.37 to $3.83 per MMBtu, (iii) estimates of lease operating, development and abandonment costs, (iv) risk adjustment factors applied to proved reserves, ranging from 90% to 100%, and to unproved reserves, ranging from 60% to 75%, and (v) the application of a discount rate, ranging from 9.5% to 10%.

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the six months ended June 30, 2026.

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

All derivative instruments are recorded in the Company’s condensed consolidated balance sheets as either assets or liabilities measured at their fair value (see Note 9).  The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes.  If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in the fair value are recognized in the Company’s condensed consolidated statements of operations as a gain or loss on derivative instruments.  Mark-to-market gains and losses represent changes in fair values of derivative instruments that have not been settled.  The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty.  These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

The Company has master netting agreements on individual derivative instruments with certain counterparties and therefore the current asset and liability are netted in the condensed consolidated balance sheets and the non-current asset and liability are netted in the condensed consolidated balance sheets for contracts with these counterparties.

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cash Received (Paid) on Settled Commodity Derivatives, Net	$(86,320)	$60,931	$(103,953)	$72,993
Non-Cash Mark-to-Market Gain (Loss) on Derivatives, Net	156,502	67,888	(364,921)	77,588
Gain (Loss) on Commodity Derivatives, Net	$70,182	$128,819	$(468,874)	$150,581

The following table summarizes open commodity derivative positions as of June 30, 2026, for commodity derivatives that were entered into through June 30, 2026, for the settlement periods presented:

	2026	2027	2028	2029	2030
Oil:
NYMEX WTI - Swaps:
Volume (Bbl)	3,173,134	2,414,750	183,000	182,500	—
Weighted Average Price ($/Bbl)	$67.58	$69.90	$70.04	$70.04	$—
NYMEX WTI - Short Swaptions(1):
Volume (Bbl)	920,000	8,034,900	17,101,350	14,715,250	3,438,300
Weighted Average Price ($/Bbl)	$65.00	$68.76	$65.03	$66.94	$65.24
NYMEX WTI - Long Swaptions(1):
Volume (Bbl)	920,000	1,620,500	—	—	—
Weighted Average Price ($/Bbl)	$65.00	$64.45	$—	$—	$—
NYMEX WTI - Roll Swaps:
Volume (Bbl)	1,836,000	—	—	—	—
Weighted Average Price ($/Bbl)	$4.13	$—	$—	$—	$—
Argus WTI Midland CMA Diff - Basis Swaps:
Volume (Bbl)	4,324,000	4,927,500	732,000	—	—
Weighted Average Price ($/Bbl)	$0.91	$0.82	$0.79	$—	$—
Argus WTI Midland TMA Diff - Basis Swaps:
Volume (Bbl)	720,858	668,000	—	—	—
Weighted Average Price ($/Bbl)	$1.16	$1.49	$—	$—	$—
NYMEX WTI - Short Call Options(1):
Volume (Bbl)	2,141,944	5,739,265	4,609,810	1,719,150	—
Weighted Average Price ($/Bbl)	$76.96	$80.51	$77.32	$85.00	$—
NYMEX WTI - Long Call Options(1):
Volume (Bbl)	717,784	405,515	—	—	—
Weighted Average Price ($/Bbl)	$66.43	$75.00	$—	$—	$—
ICE Brent - Call Options (1):
Volume (Bbl)	—	—	316,590	—	—
Weighted Average Price ($/Bbl)	$—	$—	$80.00	$—	$—
NYMEX WTI CMA - Two Way Collars:
Collar Put Volume (Bbl)	3,116,326	1,360,000	—	—	—
Collar Call Volume (Bbl)	4,495,174	1,360,000	—	—	—
Weighted Average Floor Price ($/Bbl)	$62.65	$63.05	$—	$—	$—
Weighted Average Ceiling Price ($/Bbl)	$71.43	$75.18	$—	$—	$—
NYMEX WTI - Three Way Collars:
Collar Sub Floor Volume (Bbl)	414,000	491,250	—	—	—
Collar Floor Volume (Bbl)	414,000	491,250	—	—	—
Collar Ceiling Volume (Bbl)	414,000	491,250	—	—	—
Weighted Average Sub Floor Price ($/Bbl)	$47.22	$45.00	$—	$—	$—
Weighted Average Floor Price ($/Bbl)	$60.00	$58.85	$—	$—	$—
Weighted Average Ceiling Price ($/Bbl)	$71.56	$72.39	$—	$—	$—

	2026	2027	2028	2029	2030
Natural Gas:
NYMEX Henry Hub - Swaps:
Volume (MMBtu)	22,245,000	29,320,000	7,610,000	—	—
Weighted Average Price ($/MMBtu)	$4.13	$4.06	$3.85	$—	$—
Waha Gas Daily - Swaps:
Volume (MMBtu)	915,000	1,825,000	155,000	—	—
Weighted Average Price ($/MMBtu)	$3.20	$2.98	$2.96	$—	$—
NYMEX Henry Hub - Short Swaptions (1):
Volume (MMBtu)	920,000	35,945,000	37,530,000	30,280,000	—
Weighted Average Price ($/MMBtu)	$3.89	$4.30	$4.07	$3.83	$—
NYMEX Henry Hub - Long Swaptions (1):
Volume (MMBtu)	—	—	7,320,000	—	—
Weighted Average Price ($/MMBtu)	$—	$—	$4.00	$—	$—
Waha - Basis Swaps:
Volume (MMBtu)	9,200,000	7,300,000	—	—	—
Weighted Average Price ($/MMBtu)	$(0.84)	$(0.87)	$—	$—	$—
Waha Gas Daily Average vs Henry Hub Last Day
Volume (MMBtu)	—	10,020,000	930,000	—	—
Weighted Average Price ($/MMBtu)	$—	$(1.01)	$(1.01)	$—	$—
Waha Index - Swaps
Volume (MMBtu)	9,150,000	4,890,000	310,000	—	—
Weighted Average Price ($/MMBtu)	$—	$(0.01)	$(0.02)	$—	$—
TETCO M2 - Basis - Swaps:
Volume (MMBtu)	14,720,000	27,530,000	8,870,000	7,300,000	—
Weighted Average Price ($/MMBtu)	$(1.14)	$(0.87)	$(0.86)	$(0.75)	$—
TCO Basis - Swaps:
Volume (MMBtu)	—	—	—	—	—
Weighted Average Price ($/MMBtu)	$—	$—	$—	$—	$—
REX Zone 3 Basis - Swap:
Volume (MMBtu)	8,280,000	20,075,000	7,320,000	3,650,000	—
Weighted Average Price ($/MMBtu)	(0.26)	(0.21)	(0.18)	(0.16)	—
NYMEX Henry Hub - Short Call Options (1):
Volume (MMBtu)	920,000	2,325,000	27,450,000	26,755,000	18,370,000
Weighted Average Price ($/MMBtu)	$5.00	$5.23	$5.27	$5.62	$5.50
NYMEX Henry Hub - Long Call Options (1):
Volume (MMBtu)	—	—	—	—	—
Weighted Average Price ($/MMBtu)	—	—	—	—	—
NYMEX Henry Hub - Two Way Collars:
Collar Put Volume (MMBtu)	27,654,348	23,200,000	3,660,000	3,340,000	—
Collar Call Volume (MMBtu)	27,654,348	23,200,000	3,660,000	3,340,000	—
Weighted Average Floor Price ($/MMBtu)	$3.46	$3.45	$3.50	$3.50	$—
Weighted Average Ceiling Price ($/MMBtu)	$4.97	$4.53	$4.15	$3.88	$—

	2026	2027	2028	2029	2030
NGL:
OPIS - Swaps:
Volume (Bbl)	177,100	234,800	—	—	—
Weighted Average Price ($/Bbl)	$33.16	$31.19	$—	$—	$—
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

Interest Rate Derivative Instruments

At times, the Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The settlement of derivative instruments is recognized as a component of interest expense in the condensed consolidated statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the condensed consolidated statements of operations. The following table summarizes our open interest rate derivative contracts as of June 30, 2026.

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

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at June 30, 2026 and December 31, 2025, respectively. Certain amounts may be presented on a net basis in the condensed consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

(In thousands)
Type of Commodity	Balance Sheet Location	June 30, 2026 Estimated Fair Value	December 31, 2025 Estimated Fair Value
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$41,301	$103,943
Commodity Basis Swap Contracts	Current Assets	20,286	41,142
Commodity Price Swaptions Contracts	Current Assets	12,127	1,428
Commodity Price Collar Contracts	Current Assets	31,312	71,571
Commodity Price Call Option Contracts	Current Assets	4,916	413
Commodity Price Index Swap Contracts	Current Assets	401	6,230
Interest Rate Swap Contracts	Current Assets	1,963	52
Commodity Price Swap Contracts	Noncurrent Assets	16,357	12,975
Commodity Basis Swap Contracts	Noncurrent Assets	12,356	5,330
Commodity Price Swaptions Contracts	Noncurrent Assets	3,148	—
Commodity Price Collar Contracts	Noncurrent Assets	12,687	12,680
Commodity Price Call Option Contracts	Noncurrent Assets	895	—
Commodity Price Index Swap Contracts	Noncurrent Assets	—	—
Interest Rate Swap Contracts	Noncurrent Assets	774	—
Total Derivative Assets		$158,523	$255,764

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(9,197)	$(4,596)
Commodity Basis Swap Contracts	Current Liabilities	(10,320)	(6,137)
Commodity Price Swaptions Contracts	Current Liabilities	(37,560)	(25,987)
Commodity Price Collar Contracts	Current Liabilities	(29,529)	(17,229)
Commodity Price Call Option Contracts	Current Liabilities	(14,853)	(3,973)
Commodity Price Index Swap Contracts	Current Liabilities	(4,974)	(178)
Interest Rate Swap Contracts	Current Liabilities	—	—
Commodity Price Swap Contracts	Noncurrent Liabilities	(2,485)	(4,097)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(5,841)	(10,177)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(222,279)	(25,111)
Commodity Price Collar Contracts	Noncurrent Liabilities	(8,794)	(11,332)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(52,869)	(24,627)
Commodity Price Index Swap Contracts	Noncurrent Liabilities	(91)	(354)
Interest Rate Swap Contracts	Noncurrent Liabilities	—	(355)
Total Derivative Liabilities		$(398,792)	$(134,152)

The use of derivative transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions.  When the Company has netting arrangements with its counterparties that provide for offsetting payables against receivables from separate derivative instruments these assets and liabilities are netted in the condensed consolidated balance sheets.  The tables presented below provide a reconciliation between the gross assets and liabilities and the amounts reflected in the condensed consolidated balance sheets.  The amounts presented exclude derivative settlement receivables and payables as of the condensed consolidated balance sheet dates.

	Estimated Fair Value at June 30, 2026
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$112,306	$(81,392)	$30,914
Non-Current Assets	46,217	$(36,491)	9,726
Total Derivative Assets	$158,523	$(117,883)	$40,640

Offsetting of Derivative Liabilities:
Current Liabilities	$(106,433)	$81,392	$(25,041)
Non-Current Liabilities	(292,359)	36,491	(255,868)
Total Derivative Liabilities	$(398,792)	$117,883	$(280,909)

	Estimated Fair Value at December 31, 2025
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$224,778	$(58,100)	$166,678
Non-Current Assets	30,986	$(27,950)	3,036
Total Derivative Assets	$255,764	$(86,050)	$169,714

Offsetting of Derivative Liabilities:
Current Liabilities	$(58,100)	$58,100	$—
Non-Current Liabilities	(76,052)	27,950	(48,102)
Total Derivative Liabilities	$(134,152)	$86,050	$(48,102)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of June 30, 2026.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 9 for the aggregate fair value of all derivative instruments at June 30, 2026 and December 31, 2025.

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
•changes in local, state, and federal laws, regulations or policies that may affect our business or our industry (such as the effects of tax law changes, and changes in environmental, health, and safety regulation and regulations addressing climate change, and trade policy and tariffs), and similar changes in foreign jurisdictions where we currently or in the future may operate, including Canada;
•conditions of the securities markets;
•exchange rate fluctuations;
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

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and natural gas properties, with a core area of focus in the premier basins in North America.  Using this strategy, we had participated in 12,507 gross (1,369.7 net) producing wells as of June 30, 2026. As of June 30, 2026, we had leased approximately 414,787 net acres, of which approximately 71% were developed and all were located in the United States and Canada.

We have grown and diversified our business significantly over the last several years through acquisitions of oil and natural gas properties. See Note 3 to our condensed consolidated financial statements for information regarding our recent acquisition activities.

Our average daily production in the second quarter of 2026 was approximately 145,659 Boe per day, of which approximately 47% was oil. This was a 9% increase in production compared to the second quarter of 2025, primarily due to production attributable to recent acquisitions and new wells added to production. During the three and six months ended June 30, 2026, we added 12.7 and 29.8 net wells to production, respectively.

Our weighted average percentage of production volumes by basin for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30, 2026
	Williston	Permian	Appalachian	Uinta	Duvernay	Total
Oil (Bbl)	39%	44%	1%	14%	2%	100%
Natural Gas (Mcf)	17%	27%	55%	1%	—%	100%
Total (Boe)	27%	34%	30%	8%	1%	100%

	Three Months Ended June 30, 2025
	Williston	Permian	Appalachian	Uinta	Duvernay	Total
Oil (Bbl)	38%	49%	—%	13%	—%	100%
Natural Gas (Mcf)	22%	40%	36%	2%	—%	100%
Total (Boe)	31%	45%	15%	9%	—%	100%

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

•Impairment expense. Under the full cost method of accounting, the Company is required to perform a ceiling test impairment review each quarter.  The test determines a limit, or ceiling, on the book value of the Company’s oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. As a result of its ceiling test, the Company recorded a non-cash impairment charge of $268.3 million in the six months ended June 30, 2026. The Company did not have any ceiling test impairment charge in the three months ended June 30 2026. The Company recorded a non-cash impairment charge of $115.6 million in the three and six months ended June 30, 2025. Average commodity prices used in our ceiling test calculation have fluctuated significantly in recent quarters. If such prices trend downward, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline, which could trigger the need for the Company to record an additional non-cash ceiling test impairment of its oil and gas property costs in future periods.

•Income tax expense.  Our provision for taxes includes, federal, state and foreign taxes. We record our income taxes in accordance with accounting for income taxes under GAAP, which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

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

•the level of our operating expenses; and

•the foreign currency exchange rates impacting our foreign operations.

In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage and wells in the Williston, Permian, Appalachian, Uinta and Duvernay Basins subjects our operating results to factors specific to these operating regions.  These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, as well as infrastructure limitations, transportation capacity, regulatory matters and other factors that may specifically affect one or more of these operating regions.

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

Our average oil price differential to the NYMEX WTI benchmark price during the three months ended June 30, 2026 was $3.03 per barrel, as compared to $5.31 per barrel for the three months ended June 30, 2025. Our average oil price differential to the NYMEX WTI benchmark price during the six months ended June 30, 2026 was $4.88 per barrel, as compared to $5.50 per barrel for the six months ended June 30, 2025.

Our net average realized gas price in the three months ended June 30, 2026 was $2.64 per Mcf, representing a 90% realization relative to the average NYMEX Henry Hub pricing. In comparison, our net average realized gas price was $2.89 per Mcf in the three months ended June 30, 2025, which represented a 82% realization relative to the average NYMEX Henry Hub pricing. Our net average realized gas price in the six months ended June 30, 2026 was $2.57 per Mcf, representing an 80% realization relative to the average NYMEX Henry Hub pricing. In comparison, our net average realized gas price was $3.37 per Mcf in the six months ended June 30, 2025, which represented a 91% realization relative to the average NYMEX Henry Hub pricing.

Fluctuations in our oil and natural gas price realizations are due to several factors such as realized pricing by basin, gathering and transportation costs, transportation methods, takeaway capacity relative to production levels, regional storage capacity, seasonal refinery maintenance temporarily depressing demand, and in the case of gas realizations, the price of NGLs.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher commodity prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower commodity prices have generally had the opposite effect.  In addition, individual components of drilling costs can vary depending on numerous factors, such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant used. During the six months ended June 30, 2026 and 2025, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $10.4 million and $10.0 million, respectively.

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

During 2025, a significant decline in oil prices occurred as a result of, among other things, (i) uncertainties regarding U.S. trade policies and tariffs driving concerns over increasing inflation, (ii) continued concerns over slowing global economic growth and resulting reductions in estimated global oil consumption, and (iii) the decision by OPEC to increase production starting in May 2025 and on multiple occasions subsequent thereto, creating additional global supply and further downward pressure on oil prices. However, in early 2026, significant increases in oil prices occurred as a result of the threatened and actual closing of oil shipping routes, including the Strait of Hormuz, by Iran and affiliated groups in connection with the joint U.S.-Israel strikes on Iran, with the NYMEX price for oil peaking in April 2026 at levels not seen since the second quarter of 2022. Oil prices have remained highly volatile since then.

Although U.S. inflation rates were relatively stable during the first half of 2026, they remain slightly higher than historical averages. Inflationary pressures, such as trade tariffs, can lead to economic slowdown and/or lead to a recession, which in turn can cause a decrease in short-term or longer-term demand for commodities, resulting in oversupply and potential for lower commodity prices.

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

Further, pursuant to our recent acquisition of oil and gas properties in Canada (See Note 3 to the condensed consolidated financial statements), we are now subject to foreign currency risks. Our wholly owned Canadian subsidiary uses the Canadian dollar (“CAD”) as its functional currency. Fluctuations in the USD/CAD exchange rate will affect the USD equivalent of our wholly owned Canadian subsidiary’s assets, liabilities, revenues, and operating expenses as reported in our condensed consolidated financial statements.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026	2025
Average NYMEX Prices(1)
Natural Gas (per MMbtu)	$2.94	$3.51
Oil (per Bbl)	$93.05	$63.68
_________
(1)Based on average NYMEX closing prices.

	Six Months Ended June 30,
	2026	2025
Average NYMEX Prices(1)
Natural Gas (per MMbtu)	$3.21	$3.69
Oil (per Bbl)	$82.67	$67.52
_________
(1)Based on average NYMEX closing prices.

We have entered into derivatives contracts to hedge commodity price risks on a portion of our future expected oil and natural gas production. For a summary as of June 30, 2026, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in Part I, Item 3 below. See also Note 10 to our condensed consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2026 and June 30, 2025

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended June 30,
	2026	2025	% Change
Net Production:
Oil (MBbl)	6,213	7,002	(11)%
Natural Gas (MMcf)	42,254	31,204	35%
Total (MBoe)	13,255	12,203	9%

Net Sales (in thousands):
Oil Sales	$559,264	$402,672	39%
Natural Gas and NGL Sales	111,532	171,697	(35)%
Gain (Loss) on Settled Commodity Derivatives	(86,320)	60,931	(242)%
Gain on Unsettled Commodity Derivatives	156,502	67,888	131%
Other Revenue	4,257	3,621	18%
Total Revenues	745,235	706,809	5%

Average Sales Prices:
Oil (per Bbl)	$90.02	$58.37	54%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(20.65)	6.21	(433)%
Oil Net of Settled Oil Derivatives (per Bbl)	69.37	64.58	7%

Natural Gas and NGLs (per Mcf) (1)	$2.64	$2.89	(9)%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.99	0.56	77%
Natural Gas and NGLs Net of Settled Natural Gas and NGL Derivatives (per Mcf) (1)	3.63	3.45	5%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives (1)	$50.61	$40.87	24%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	(6.51)	4.99	(230)%
Realized Price on a Boe Basis Including Settled Commodity Derivatives (1)	44.10	45.86	(4)%

Operating Expenses (in thousands):
Production Expenses	$127,089	$121,430	5%
Production Taxes	45,699	35,616	28%
General and Administrative Expenses	24,529	15,628	57%
Depletion, Depreciation, Amortization and Accretion	192,885	205,741	(6)%
Other Expense	2,496	3,561	(30)%

Costs and Expenses (per Boe):
Production Expenses	$9.59	$9.95	(4)%
Production Taxes	3.45	2.92	18%
General and Administrative Expenses	1.85	1.28	45%
Depletion, Depreciation, Amortization and Accretion	14.55	16.86	(14)%

Net Producing Wells at Period End	1,369.7	1,151.7	19%
______________
(1) The three months ended June 30, 2025 excludes the impact of a legal settlement (See Note 2 to our condensed consolidated financial statements).

Oil and Natural Gas Sales

In the second quarter of 2026, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $670.8 million, compared to $574.4 million in the second quarter of 2025. In the second quarter of 2025, we recorded a legal settlement of approximately $81.7 million from an operator in North Dakota to resolve our claims related to certain post-production costs previously deducted from revenues (see Note 2 to our condensed consolidated financial statements).

Excluding the impact of the legal settlement, oil and natural gas sales increased by 36%. The increase in revenues was primarily driven by a 24% increase in weighted average realized prices and a 9% increase in production volumes.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 9% increase in production volumes in the second quarter of 2026 compared to the same period of 2025.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our net result from commodity derivatives trade was a gain of $70.2 million in the second quarter of 2026, compared to a gain of $128.8 million in the second quarter of 2025. Net gain or loss on commodity derivatives is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the second quarter of 2026, we realized a loss on settled commodity derivatives of $86.3 million, compared to a gain of $60.9 million in the second quarter of 2025. We incur realized losses on settled commodity derivatives when the average commodity market price at settlement is higher than our average hedge book price. Conversely, we incur gains when the average commodity market price at settlement is lower than our average hedge book price.

For the second quarter of 2026, we realized a gain on our unsettled commodity derivative of $156.5 million, compared to a gain of $67.9 million in the second quarter of 2025.

Our derivatives are not designated for hedge accounting, and thus are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2026, all of our unsettled derivative contracts are recorded at their fair values, which was a net liability of $240.3 million, a change of $361.9 million from the $121.6 million net asset recorded as of December 31, 2025. The change in the net fair value or our unsettled derivative contracts at June 30, 2026 as compared to December 31, 2025 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2025. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $127.1 million in the second quarter of 2026, compared to $121.4 million in the second quarter of 2025. On a per unit basis, production expenses were $9.59 per Boe in the second quarter of 2026 compared to $9.95 per Boe in the second quarter of 2025. The decrease in our production expenses per unit in the second quarter of 2026 compared to the second quarter of 2025 was primarily due to higher production volumes in the second quarter of 2026 as compared to the same period in 2025.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $45.7 million in the second quarter of 2026, compared to $35.6 million in the second quarter of 2025. As a percentage of oil and natural gas sales, our production taxes were 6.8% and 7.2% in the second quarter of 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses were $24.5 million in the second quarter of 2026, or $1.85 per Boe, compared to $15.6 million in the second quarter of 2025, or $1.28 per Boe. The increase was primarily driven by the $7.6 million transaction costs recorded for the Duvernay Acquisition, which was accounted for as a business combination (see Note 3 to our condensed consolidated financial statements).

Legal Settlement Expense

In the second quarter of 2025, we incurred legal expenses of approximately $33.1 million in conjunction with our $81.7 million received from an operator in North Dakota, pursuant to a legal settlement resolving our claims related to certain post-production costs previously deducted from revenues (see Note 2 to our condensed consolidated financial statements).

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $192.9 million in the second quarter of 2026, compared to $205.7 million in the second quarter of 2025. Depletion expense, the largest component of DD&A, decreased by $13.0 million in the second quarter of 2026 compared to the second quarter of 2025, primarily due to a lower depletable property cost basis following certain non-cash ceiling test impairment charges recorded in recent periods. On a per unit basis, depletion expense was $14.45 per Boe in the second quarter of 2026 compared to $16.76 per Boe in the second quarter of 2025. Depreciation, amortization and accretion was $1.3 million and $1.2 million in the second quarter of 2026 and 2025, respectively. The following table summarizes DD&A expense per Boe for the second quarter of 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Depletion	$14.45	$16.76	$(2.31)	(14)%
Depreciation, Amortization and Accretion	0.10	0.10	—	—%
Total DD&A Expense	$14.55	$16.86	$(2.31)	(14)%

Impairment Expense

The Company recorded an impairment charge of $115.6 million in the second quarter of 2025, as a result of its full cost ceiling test. No impairment charges were recorded in the second quarter of 2026.

Interest Expense, Net

Interest expense, Net was $41.4 million in the second quarter of 2026 compared to $44.4 million in the second quarter of 2025. The decrease was primarily due to lower weighted average borrowing rates, pursuant to the refinancing of the Company’s Senior Notes due 2028 by the Senior Notes due 2033 at a lower borrowing cost (See Note 4 to our condensed consolidated financial statements).

Loss on Foreign Currency Transactions

Foreign currency transaction losses were $4.7 million in the second quarter of 2026, primarily driven by the remeasurement of certain monetary assets and liabilities denominated in CAD, pursuant to the Company’s recent acquisition of oil and natural gas properties in Canada. The Company did not have any foreign currency transactions in the second quarter of 2025.

Gain on Contingent Consideration

During the second quarter of 2026, we recorded a contingent consideration gain of $2.7 million due to a change in the fair value of the contingent consideration liability incurred pursuant to the Duvernay Acquisition (see Notes 3 and 9 to our condensed consolidated financial statements). The contingent consideration gain was primarily driven by a favorable change in the forward NYMEX WTI oil price curve from the acquisition date to June 30, 2026.

Income Tax

During the second quarter of 2026, we recorded an income tax expense of $74.0 million, as compared to $32.2 million recorded for the second quarter of 2025. The higher income tax expense in the second quarter of 2026 was driven by a higher taxable income as compared to the same period in 2025.

Results of Operations for the Six Months Ended June 30, 2026 and June 30, 2025

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Six Months Ended June 30,
	2026	2025	% Change
Net Production:
Oil (MBbl)	12,834	14,083	(9)%
Natural Gas (MMcf)	82,614	61,597	34%
Total (MBoe)	26,603	24,349	9%

Net Sales (in thousands):
Oil Sales	$998,346	$862,354	16%
Natural Gas and NGL Sales	212,305	288,967	(27)%
Gain (Loss) on Settled Commodity Derivatives	(103,953)	72,993	(242)%
Gain (Loss) on Unsettled Commodity Derivatives	(364,921)	77,588	(570)%
Other Revenue	8,487	7,006	21%
Total Revenues	750,264	1,308,908	(43)%

Average Sales Prices:
Oil (per Bbl)	$77.79	$62.01	25%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(12.22)	3.87	(416)%
Oil Net of Settled Oil Derivatives (per Bbl)	65.57	65.88	—%

Natural Gas and NGLs (per Mcf) (1)	$2.57	$3.37	(24)%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.64	0.30	113%
Natural Gas and NGLs Net of Settled Natural Gas and NGL Derivatives (per Mcf) (1)	3.21	3.67	(13)%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives (1)	$45.51	$44.38	3%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	(3.91)	3.00	(230)%
Realized Price on a Boe Basis Including Settled Commodity Derivatives (1)	41.60	47.38	(12)%

Operating Expenses (in thousands):
Production Expenses	$256,836	$235,470	9%
Production Taxes	84,042	71,685	17%
General and Administrative Expenses	47,703	30,109	58%
Depletion, Depreciation, Amortization and Accretion	389,983	411,432	(5)%
Other Expense	5,771	6,098	(5)%

Costs and Expenses (per Boe):
Production Expenses	$9.65	$9.67	—%
Production Taxes	3.16	2.94	7%
General and Administrative Expenses	1.79	1.24	44%
Depletion, Depreciation, Amortization and Accretion	14.66	16.90	(13)%

Net Producing Wells at Period End	1,369.7	1,151.7	19%
______________
(1)The six months ended June 30, 2025, excludes the impact of a legal settlement (See Note 2 to our condensed financial statements).

Oil and Natural Gas Sales

In the first six months of 2026, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $1,210.7 million, compared to $1,151.3 million in the first six months of 2025. In the first six months of 2025, we recorded a legal settlement of approximately $81.7 million from an operator in North Dakota to resolve our claims related to certain post-production costs previously deducted from revenues (see Note 2 to our condensed consolidated financial statements).

Excluding the impact of the legal settlement, oil and natural gas sales increased 13%. The increase in revenues was primarily driven by a 3% increase in weighted average realized prices and a 9% increase in production volumes.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 9% increase in production volumes in the first six months of 2026 compared to the same period of 2025.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our net result from commodity derivatives trade was a loss of $468.9 million in the first six months of 2026, compared to a gain of $150.6 million in the first six months of 2025. Net gain or loss on commodity derivatives is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first six months of 2026, we realized a loss on settled commodity derivatives of $104.0 million, compared to a gain of $73.0 million in the first six months of 2025. For the first six months of 2026, we realized a loss on our unsettled commodity derivative of $364.9 million, compared to a gain of $77.6 million in the first six months of 2025.

Our derivatives are not designated for hedge accounting, and thus are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At June 30, 2026, all of our unsettled derivative contracts are recorded at their fair values, which was a net liability of $240.3 million, a change of $361.9 million from the $121.6 million net asset recorded as of December 31, 2025. The change in the net fair value or our unsettled derivative contracts at June 30, 2026 as compared to December 31, 2025 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2025. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $256.8 million in the first six months of 2026, compared to $235.5 million in the first six months of 2025. On a per unit basis, production expenses were $9.65 per Boe in the first six months of 2026 compared to $9.67 per Boe in the first six months of 2025.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $84.0 million in the first six months of 2026, compared to $71.7 million in the first six months of 2025. As a percentage of oil and natural gas sales, our production taxes were 6.9% and 6.7% in the first six months of 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses were $47.7 million in the first six months of 2026, or $1.79 per Boe, compared to $30.1 million in the first six months of 2025, or $1.24 per Boe. The increase was primarily driven by $14.3 million in transaction costs recorded for both the Utica Acquisition and the Duvernay Acquisition, which were both accounted for as business combinations (see Note 3 to our condensed consolidated financial statements).

Legal Settlement Expense

In the first six months of 2025, we incurred legal expenses of approximately $33.1 million in conjunction with our $81.7 million received from an operator in North Dakota, pursuant to a legal settlement resolving our claims related to certain post-production costs previously deducted from revenues (see Note 2 to our condensed consolidated financial statements).

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $390.0 million in the first six months of 2026, compared to $411.4 million in the first six months of 2025. Depletion expense, the largest component of DD&A, decreased by $21.7 million in the first six months of 2026 compared to the first six months of 2025, primarily due to a lower depletable property cost basis following certain non-cash ceiling test impairment charges recorded in recent periods. On a per unit basis, depletion expense was $14.56 per Boe in the first six months of 2026 compared to $16.80 per Boe in the first six months of 2025. Depreciation, amortization and accretion was $2.6 million and $2.4 million in the first six months of 2026 and 2025, respectively. The following table summarizes DD&A expense per Boe for the first six months of 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Depletion	$14.56	$16.80	$(2.24)	(13)%
Depreciation, Amortization and Accretion	0.10	0.10	—	—%
Total DD&A Expense	$14.66	$16.90	$(2.24)	(13)%

Impairment Expense

In the first six months of 2026, the Company recorded a non-cash impairment charge of $268.3 million compared to $115.6 million in the first six months of 2025, as a result of its full cost ceiling tests.

Interest Expense, Net

Interest expense, Net was $84.0 million in the first six months of 2026 compared to $87.7 million in the first six months of 2025. The decrease was primarily due to lower weighted average borrowing rates, pursuant to the refinancing of the Company’s Senior Notes due 2028 by the Senior Notes due 2033 at a lower borrowing cost (See Note 4 to our condensed consolidated financial statements).

Loss on Foreign Currency Translations

Foreign currency transaction losses were $4.7 million in the first six months of 2026, primarily driven by the remeasurement of certain monetary assets and liabilities denominated in CAD, pursuant to the Company’s recent acquisition of oil and natural gas properties in Canada. The Company did not have any foreign currency transactions in the first six months of 2025.

Gain on Contingent Consideration

During the first six months of 2026, we recorded a contingent consideration gain of $2.7 million due to a change in the fair value of the contingent consideration liability incurred pursuant to the Duvernay Acquisition (see Notes 3 and 9 to our condensed consolidated financial statements). The contingent consideration gain was primarily driven by a favorable change in the forward NYMEX WTI oil price curve from the acquisition date to June 30, 2026.

Income Tax

During the first six months of 2026, we recorded an income tax benefit of $99.1 million due to our pretax losses caused, primarily, by our losses on commodity derivatives and our non-cash ceiling test impairment charge. Conversely, we recorded an income tax expense of $79.0 million for the first six months of 2025.

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

In June 2026, we issued 3,689,413 shares of our common stock in conjunction with the acquisition of oil and gas properties pursuant to the Duvernay Acquisition (See Note 3 to our condensed consolidated financial statements).

In June 2026, we repurchased and retired 2,948,447 shares of our common stock for total consideration of $60.1 million, or an average price of $20.37 per share.

As of June 30, 2026, we had outstanding total debt of $2.8 billion consisting of $825.0 million of borrowings under our Revolving Credit Facility, $700.0 million aggregate principal amount of our Convertible Notes due 2029, $500.0 million aggregate principal amount of our Senior Notes due 2031, and $725.0 million aggregate principal amount of our Senior Notes due 2033.

As of June 30, 2026, we had total liquidity of approximately $1.0 billion, consisting of $975.0 million of committed borrowing availability under the Revolving Credit Facility and $47.6 million of cash on hand.
One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 83% and 82% of our total oil and gas sales in the second quarter of 2026 and 2025, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the six months ended June 30, 2026, we hedged approximately 80% of our crude oil production and approximately 60% of our natural gas production. For a summary as of June 30, 2026, of our open commodity swap contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

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

At June 30, 2026, we had a working capital deficit of $128.4 million, compared to a surplus of $46.7 million at December 31, 2025. Current assets decreased by $83.9 million and current liabilities increased by $91.2 million at June 30, 2026, compared to December 31, 2025.

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

Our cash summary for the three and six months ended June 30, 2026 and 2025 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, unaudited)	2026	2025	2026	2025
Net Cash Provided by Operating Activities	$321,617	$362,112	$645,232	$769,538
Net Cash Used for Investing Activities	$(379,811)	(327,255)	(1,014,489)	(591,813)
Net Cash Provided by (Used for) Financing Activities	74,230	(42,577)	408,035	(160,802)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	$(5,474)	$—	$(5,474)	$—
Net Increase in Cash	$10,562	$(7,720)	$33,304	$16,923

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended June 30, 2026 was $321.6 million, compared to $362.1 million in the same period of the prior year. The lower cash provided by operating activities in the second quarter of 2026 was primarily due to realized losses from settled commodity derivatives, partially offset by increased revenues from higher prices and production volumes.

Net cash provided by operating activities for the six months ended June 30, 2026 was $645.2 million, compared to $769.5 million in the same period of the prior year. The lower cash provided by operating activities in the six months ended June 30, 2026 was primarily due to realized losses from settled commodity derivatives, partially offset by increased revenues from higher prices and production volumes.

Cash Flows from Investing Activities

Cash flows used in investing activities during the three months ended June 30, 2026 and 2025 were $379.8 million and $327.3 million, respectively.

Cash flows used in investing activities during the six months ended June 30, 2026 and 2025 were $1,014.5 million and $591.8 million, respectively. Cash used in investing activities was higher during the six months ended June 30, 2026 primarily due to the Utica Acquisition and the Duvernay Acquisition, as described in Note 3 to the Company’s condensed consolidated financial statements.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the three months ended June 30, 2026, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $463.4 million, while the actual cash spend in this regard amounted to $379.8 million. Further, during the six months ended June 30, 2026, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $1,203.1 million, while the actual cash spend in this regard amounted to $1,014.4 million.

Development and acquisition activities are discretionary. We monitor our capital expenditures on a regular basis, adjusting the amount up or down, and between projects, depending on projected commodity prices, cash flows and returns. Our cash spend for development and acquisition activities for the six months ended June 30, 2026 and 2025 are summarized in the following table:

	Six Months Ended June 30,
(In thousands, unaudited)	2026	2025
Drilling and Development Capital Expenditures	$369.7	$478.6
Acquisition of Oil and Natural Gas Properties	637.0	110.8
Other Capital Expenditures	7.7	1.9
Total	$1,014.4	$591.3

Cash Flows from Financing Activities

Net cash provided by financing activities was $74.2 million during the three months ended June 30, 2026, compared to net cash used for financing activities of $42.6 million during the three months ended June 30, 2025.

For the three months ended June 30, 2026, cash provided by financing activities was primarily due to $172.0 million net borrowings under our Revolving Credit Facility, partially offset by $50.0 million disbursed for our common stock repurchases and $47.4 million of common stock dividend payments.

For the three months ended June 30, 2025, cash used for financing activities was primarily due to $150.0 million net repayment of borrowings under our Revolving Credit Facility, $44.3 million of common stock dividend payments, $35.0 million in repurchases of common stock, and $16.9 million from the entry into Additional Capped Call Transactions, partially offset by the issuance of $200.0 million in aggregate principal amount of Additional Convertible Notes at an issue price of 105.597% of the principal amount thereof.

Net cash provided by financing activities was $408.0 million during the six months ended June 30, 2026, compared to net cash used for financing activities of $160.8 million during the six months ended June 30, 2025.

For the six months ended June 30, 2026, cash provided by financing activities was primarily due to $227.9 million proceeds from issuance of common stock, and $347.0 million net borrowings under our Revolving Credit Facility, partially offset by $91.8 million of common stock dividend payments, $50.0 million in repurchases of common stock, $20.2 million spent to redeem all of the outstanding Senior Notes due 2028, and $2.8 million to settle the tax obligations related to employee share based compensations.

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

Revolving Credit Facility

We have entered into the Revolving Credit Facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and natural gas properties. In February 2026, the Company completed a wildcard redetermination, pursuant to which the borrowing base was increased from $1.8 billion to $1.975 billion, and the aggregate elected commitment amount was increased from $1.6 billion to $1.8 billion. As of June 30, 2026, the Revolving Credit Facility had a borrowing base of $1.975 billion and an elected commitment amount of $1.8 billion, and we had $825.0 million in borrowings outstanding under the facility, leaving approximately $1.0 billion in available committed borrowing capacity. See Note 4 to our condensed consolidated financial statements for further details regarding the Revolving Credit Facility.

Senior Notes due 2028

In March 2026, we redeemed all of the outstanding Senior Notes due 2028, in accordance with the terms of the 2028 Notes Indenture, at a redemption price of 100%. See Note 4 to our condensed consolidated financial statements for further details regarding the Senior Notes due 2028.

Convertible Notes due 2029

As of June 30, 2026, we had outstanding $700.0 million aggregate principal amount of our Convertible Notes. See Note 4 to our condensed consolidated financial statements for further details regarding the Convertible Notes.

Senior Notes due 2031

As of June 30, 2026, we had outstanding $500.0 million aggregate principal amount of our Senior Notes due 2031. See Note 4 to our condensed consolidated financial statements for further details regarding the Senior Notes due 2031.

Senior Notes due 2033

As of June 30, 2026, we had outstanding $725.0 million aggregate principal amount of our Senior Notes due 2033. See Note 4 to our condensed consolidated financial statements for further details regarding the Senior Notes due 2033.

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

Effects of Foreign Currency Exchange Rate Changes

Pursuant to our recent acquisition of oil and gas properties in Canada (See Note 3 to the condensed consolidated financial statements), we are now subject to foreign currency risks from fluctuations in the USD/CAD exchange rate.

Effects of Pricing on Contingent Consideration Liability

Pursuant to our recent acquisition of oil and gas properties in Canada (See Note 3 to the condensed consolidated financial statements), we incurred a contingent consideration liability payable in January 2028. The payable amount is dependent on the WTI oil price reaching an average of $72.50 per Bbl during the period from April 1, 2026 to December 31, 2027. In accordance with the applicable accounting guidelines, we remeasure the fair value of the contingent consideration liability each reporting period. Gains or losses from remeasurement are recorded in earnings.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk are included in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and, except as set forth below, have not materially changed since that report was filed.

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

We enter into derivative contracts to achieve a more predictable cash flow by reducing our exposure to commodity price volatility.  All derivative positions are carried at their fair value on the condensed consolidated balance sheets and are marked-to-market at the end of each period.   Any realized gains and losses on settled derivatives, as well as mark-to-market gains or losses, are aggregated and recorded to gain (loss) on derivative instruments, net on the condensed consolidated statements of operations rather than as a component of other comprehensive income or other income (expense).

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

The following table summarizes our open crude oil derivative contracts as of June 30, 2026, by fiscal quarter.

Crude Oil Contracts
	Swaps(1)		Collars
Contract Period	Volume (Bbls)	Weighted Average Price ($/Bbl)	Volume Ceiling (Bbls)	Volume Floor (Bbls)	Volume Sub-Floor (Bbls)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Floor Price ($/Bbl)	Weighted Average Sub-Floor Price ($/Bbl)
2026(1)
Q3	1,678,567	$67.55	2,454,587	1,765,163	207,000	$71.44	$62.34	$47.22
Q4	1,494,567	67.62	2,454,587	1,765,163	207,000	71.44	62.34	47.22
2027(1)
Q1	697,500	$69.47	607,500	607,500	225,000	$73.76	$61.14	$45.00
Q2	705,250	69.47	614,250	614,250	227,500	73.76	77.81	45.00
Q3	506,000	70.50	353,500	353,500	38,750	75.31	67.97	45.00
Q4	506,000	70.50	276,000	276,000	—	76.37	64.03	—
2028(1)
Q1	45,500	$70.04	—	—	—	$—	$—	$—
Q2	45,500	70.04	—	—	—	—	—	—
Q3	46,000	70.04	—	—	—	—	—	—
Q4	46,000	70.04	—	—	—	—	—	—
2029(1)
Q1	45,000	$70.04	—	—	—	$—	$—	$—
Q2	45,500	70.04	—	—	—	—	—	—
Q3	46,000	70.04	—	—	—	—	—	—
Q4	46,000	70.04	—	—	—	—	—	—
_____________
(1)This table does not include volumes subject to swaptions and call options, which are crude oil derivative contracts we have entered into which may increase our swapped volumes at the option of our counterparties. This table also does not include basis swaps. See Note 10 to our condensed consolidated financial statements for further details regarding our commodity derivatives, including the swaptions and call options that are not included in the foregoing table.

The following table summarizes our open natural gas derivative contracts as of June 30, 2026, by fiscal quarter.

Natural Gas Contracts
	Swaps(1)		Collars
Contract Period	Volume (MMBTU)	Weighted Average Price ($/MMBTU)	Volume Ceiling (MMBTU)	Volume Floor (MMBTU)	Weighted Average Ceiling Price ($/MMBTU)	Weighted Average Floor Price ($/MMBTU)
2026(1)
Q3	10,735,000	$4.02	13,844,706	13,844,706	$4.89	$3.45
Q4	12,425,000	4.16	13,809,642	13,809,642	5.06	3.47
2027(1)
Q1	8,015,000	$4.01	6,965,000	6,965,000	$4.79	$3.46
Q2	8,280,000	4.00	5,980,000	5,980,000	4.43	3.45
Q3	8,280,000	4.00	5,980,000	5,980,000	4.43	3.45
Q4	6,570,000	3.96	4,275,000	4,275,000	4.41	3.45
2028(1)
Q1	2,555,000	$3.83	900,000	900,000	$4.17	$3.50
Q2	1,840,000	3.83	920,000	920,000	4.17	3.50
Q3	1,840,000	3.83	920,000	920,000	4.17	3.50
Q4	1,530,000	3.85	920,000	920,000	4.07	3.50
2029(1)
Q1	—	$—	890,000	890,000	$3.88	$3.50
Q2	—	—	920,000	920,000	3.88	3.50
Q3	—	—	920,000	920,000	3.88	3.50
Q4	—	—	610,000	610,000	3.88	3.50
_____________
(1)This table does not include volumes subject to swaptions and call options, which are natural gas derivative contracts we have entered into which may increase our swapped volumes at the option of our counterparties. This table also does not include basis swaps. See Note 10 to our condensed consolidated financial statements for further details regarding our commodity derivatives, including the call options and basis swaps that are not included in the foregoing table.

The following table summarizes our open NGL derivative contracts as of June 30, 2026, by fiscal quarter.

NGL Contracts
	Swaps
Contract Period	Volume (BBL)	Weighted Average Price ($/BBL)
2026:
Q3	96,600	$33.03
Q4	80,500	33.32
2027:
Q1	65,250	$32.30
Q2	59,150	30.73
Q3	57,500	30.69
Q4	52,900	30.87

Interest Rate Risk

Our long-term debt as of June 30, 2026 was comprised of borrowings that contain fixed and floating interest rates. Our Convertible Notes due 2029, Senior Notes due 2031, and Senior Notes due 2033 bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement (see Note 4 to our condensed consolidated financial statements).

From time to time, the Company may use interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The following table summarizes our open interest rate derivative contracts as of June 30, 2026.

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

Changes in interest rates can impact results of operations and cash flows.  A 1% increase in short-term interest rates on our floating-rate debt outstanding at June 30, 2026 would cost us approximately $5.0 million in additional annual interest expense.

Foreign Currency Exchange Rate Risk

Our cash activities relating to our international operations are based on the U.S. dollar equivalent of cash flows measured in foreign currencies. Our Canadian production is sold under Canadian dollar contracts, while the majority of costs incurred are paid in Canadian dollars. Transactions denominated in Canadian dollars are converted to U.S. dollar equivalents based on applicable exchange rates during the period. We monitor foreign currency exchange rates of countries in which we are conducting business and may, from time to time, implement measures to protect against foreign currency exchange rate risk.

Foreign currency gains and losses also arise when monetary assets and liabilities denominated in foreign currencies are remeasured at the end of each month. Foreign currency gains and losses from remeasurements are included in current earnings.

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

As of June 30, 2026, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our future results will suffer if we do not effectively manage our expanded operations and the risks inherent in operating in a foreign jurisdiction.

In recent years, the size and geographic footprint of our business has increased as a result of a series of acquisitions, including most recently our acquisition of certain oil and gas properties, interests and related assets located in the Duvernay East Shale Basin in Alberta, Canada. Our future success will depend, in part, upon our ability to manage this expanded business and the challenges associated with our international operations, including the need to understand, interpret and comply with applicable Canadian laws and regulations, potential tax issues, including, but not limited to, with respect to our corporate operating structure and intercompany arrangements, fluctuations in currency exchange rates, and increased legal, compliance and administrative costs. We may also face increased scrutiny from governmental authorities as a result of our international operations. There can be no assurances that we will be successful in managing these challenges or that we will realize the expected benefits currently anticipated from our recent acquisitions. If our efforts to effectively manage these risks are unsuccessful, our business, financial condition and results of operations could be adversely affected.

Fluctuations in exchange rates could affect expenses or result in realized and unrealized losses.

As a result of the recently completed Duvernay Acquisition, we have operations in Canada and, as a result, a portion of our revenues and expenses are denominated in Canadian dollars. In addition, our subsidiary that is domiciled in Canada may hold U.S. dollar denominated assets and liabilities. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar have resulted in, and could in the future result in realized and unrealized losses, which could impact our revenue and expenses and have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

None, except to the extent previously reported by the Company in its Current Report on Form 8-K filed on June 1, 2026.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (at period end)(1)
Month #1
April 1, 2026 to April 30, 2026	—	$—	—	$153.3 million
Month #2
May 1, 2026 to May 31, 2026	694,387	$21.62	—	$138.3 million
Month #3
June 1, 2026 to June 30, 2026	2,254,060	$19.98	—	$93.2 million

Total	2,948,447	$20.37	—	$93.2 million
______________

(1)In July 2024, the Company’s board of directors approved and promptly announced a stock repurchase program to acquire up to $150 million of the Company’s outstanding common stock. In March 2025, the Company’s board of directors approved and promptly announced an additional $100 million authorization under this stock repurchase program. The program allows the Company to repurchase its shares from time to time in the open market, block transactions and in negotiated transactions. Subsequent to June 30, 2026, in July 2026, the Company’s board of directors approved and promptly announced an additional $150 million authorization under this stock repurchase program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

(a)    None.

(b)    None.

(c)    The information required by Item 408(a) of Regulation S-K is included in the table below.

Name (Title)	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Adam Dirlam (President)	Adopt	June 4, 2026	X		17,350	August 31, 2027
* Intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. ** Not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6.  Exhibits.

Exhibit No.	Description	Reference
2.1*	Asset Purchase and Sale Agreement, dated May 22, 2026, among Parallax Energy Operating Inc., NOG Energy Canada, Ltd. and, for certain limited purposes, Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 26, 2026
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated May 23, 2024	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2024
3.4	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2023
10.1*	Registration Rights Agreement, dated June 1, 2026, by and between Northern Oil and Gas, Inc. and Parallax Energy Operating Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2026
10.2	Second Amendment to the Fourth Amended and Restated Credit Agreement among Northern Oil and Gas, Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, dated May 13, 2026	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith
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

NORTHERN OIL AND GAS, INC.

Date:	August 7, 2026	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer (on behalf of Registrant)

Date:	August 7, 2026	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal financial and accounting officer (on behalf of Registrant)