Form 10-Q
period 2026-09-30
NORTHERN OIL & GAS, INC.
filed 2026-11-06
CIK 1104485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
FORM 10-Q
_________________________________

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 2, 2026, there were 105,897,210 shares of our common stock, par value $0.001, outstanding.

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

“Boe.”  A barrel of oil equivalent and a standard convention used to express crude oil, NGL and natural gas volumes on a comparable crude oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of crude oil or NGL.

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

September 30, 2026

C O N T E N T S

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
NORTHERN OIL AND GAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except par value and share data)	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and Cash Equivalents	$26,420	$14,299
Accounts Receivable, Net	413,826	349,927
Advances, Prepaid Expenses, and Other	29,160	37,061
Derivative Instruments	13,960	166,678
Income Tax Receivable	18,804	18,066
Total Current Assets	502,170	586,031

Property and Equipment:
Oil and Natural Gas Properties, Full Cost Method of Accounting
Proved	12,693,634	11,441,786
Unproved	297,796	86,034
Less – Accumulated Depletion and Impairment	(7,646,679)	(6,784,649)
Total Oil and Natural Gas Properties, Net	5,344,751	4,743,171
Other Property and Equipment, Net	2,227	3,196
Total Property and Equipment, Net	5,346,978	4,746,367

Derivative Instruments	838	3,036
Other Noncurrent Assets, Net	13,888	73,941

Total Assets	$5,863,874	$5,409,375

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$208,422	$218,620
Accrued Liabilities and Other	449,819	320,673
Derivative Instruments	199,588	—
Total Current Liabilities	857,829	539,293

Long-term Debt, Net	2,616,224	2,395,393
Deferred Tax Liability	134,395	247,645
Derivative Instruments	362,295	48,102
Contingent Consideration	12,131	—
Asset Retirement Obligations	56,349	50,831
Other Noncurrent Liabilities	1,371	1,770

Total Liabilities	$4,040,594	$3,283,034

Commitments and Contingencies

Stockholders’ Equity
Common Stock, Par Value $0.001; 270,000,000 Shares Authorized; 105,897,210 Shares Outstanding at 9/30/2026 97,265,559 Shares Outstanding at 12/31/2025	508	499
Additional Paid-In Capital	1,743,476	1,644,563
Retained Earnings	83,255	481,279

Accumulated Other Comprehensive Loss	(3,959)	—
Total Stockholders’ Equity	1,823,280	2,126,341
Total Liabilities and Stockholders’ Equity	$5,863,874	$5,409,375
______________
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenues
Oil and Gas Sales	$697,693	$482,243	$1,908,344	$1,633,564
Gain (Loss) on Commodity Derivatives, Net	(359,450)	70,769	(828,324)	221,350
Other Revenues	7,662	3,625	16,149	10,631
Total Revenues	345,905	556,637	1,096,169	1,865,545

Operating Expenses
Production Expenses	143,481	118,316	400,317	353,786
Production Taxes	48,312	28,688	132,354	100,373
General and Administrative Expenses	18,005	14,102	65,708	44,210
Legal Settlement Expense	—	—	—	33,091
Depletion, Depreciation, Amortization and Accretion	207,930	199,351	597,913	610,783
Impairment of Oil and Gas Assets	—	318,674	268,276	434,250
Other Expenses	5,034	3,267	10,805	9,366
Total Operating Expenses	422,762	682,398	1,475,373	1,585,859

Income (Loss) From Operations	(76,857)	(125,761)	(379,204)	279,686

Other Income (Expense)
Interest Expense, Net	(43,740)	(42,910)	(127,767)	(130,649)
Gain (Loss) on Unsettled Interest Rate Derivatives, Net	1,231	(131)	4,271	(274)
Loss on Foreign Currency Transactions	(458)	—	(5,113)	—
Loss on Extinguishment of Debt	—	—	(14)	—
Loss on Contingent Consideration	(5,637)	—	(2,955)	—
Total Other Expense, Net	(48,604)	(43,041)	(131,578)	(130,923)

Income (Loss) Before Income Taxes	(125,461)	(168,802)	(510,782)	148,763

Income Tax Expense (Benefit)	(13,656)	(39,728)	(112,758)	39,270

Net Income (Loss)	$(111,805)	$(129,074)	$(398,024)	$109,493

Net Income (Loss) Attributable to Common Stockholders	$(111,805)	$(129,074)	$(398,024)	$109,493

Net Income (Loss) Per Common Share – Basic	$(1.06)	$(1.33)	$(3.85)	$1.12
Net Income (Loss) Per Common Share – Diluted	$(1.06)	$(1.33)	$(3.85)	$1.10
Weighted Average Common Shares Outstanding – Basic	105,942,922	97,123,889	103,466,227	97,909,414
Weighted Average Common Shares Outstanding – Diluted	105,942,922	97,123,889	103,466,227	99,405,539
______________
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net Income (Loss)	$(111,805)	$(129,074)	$(398,024)	$109,493
Other Comprehensive Loss:
Foreign Currency Translation Adjustment	(795)	—	(3,959)	—
Total Other Comprehensive Loss	(795)	—	(3,959)	—
Comprehensive Income (Loss)	$(112,600)	$(129,074)	$(401,983)	$109,493
______________
The accompanying notes are an integral part of these condensed consolidated financial statements.

    NORTHERN OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Cash Flows from Operating Activities
Net Income (Loss)	$(111,805)	$(129,074)	$(398,024)	$109,493
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depletion, Depreciation, Amortization, and Accretion	207,930	199,351	597,913	610,783
Amortization of Debt Issuance Costs	2,654	3,005	7,725	7,979
Loss on Extinguishment of Debt	—	—	14	—
Amortization of Bond Premium/Discount on Long-term Debt	(510)	(1,017)	(1,538)	(1,693)
Deferred Income Taxes	(15,743)	(35,502)	(113,250)	39,171
Unrealized Loss on Foreign Currency Transactions	458	—	5,113	—
Unrealized Loss (Gain) on Derivative Instruments	306,816	(15,248)	668,697	(92,693)
Loss on Contingent Consideration	5,637	—	2,955	—
Stock-Based Compensation Expense	4,455	4,095	12,575	11,448
Impairment of Oil and Gas Assets	—	318,674	268,276	434,250
Other	(35)	(24)	252	(72)
Changes in Working Capital and Other Items:
Accounts Receivable, Net	(36,244)	76,288	(64,219)	55,716
Prepaid and Other Expenses	(411)	(299)	698	(1,322)
Income Tax Receivable	(1,005)	(4,825)	(738)	21,408
Accounts Payable, Accrued Liabilities, and Other	35,502	7,696	56,482	(1,810)
Net Cash Provided by Operating Activities	397,699	423,120	1,042,931	1,192,658

Cash Flows from Investing Activities
Acquisitions of and Capital Expenditures on Oil and Natural Gas Properties	(239,191)	(352,339)	(1,253,625)	(943,671)
Purchases of Other Property and Equipment	(154)	(238)	(209)	(719)
Net Cash Used for Investing Activities	(239,345)	(352,577)	(1,253,834)	(944,390)

Cash Flows from Financing Activities
Advances on Revolving Credit Facility	52,000	115,000	836,000	288,000
Repayments on Revolving Credit Facility	(654,000)	(136,000)	(1,091,000)	(519,000)
Repurchase of Senior Notes Due 2028	—	—	(20,165)	—
Issuance of Senior Notes Due 2034	500,000	—	500,000	—
Entry into Additional Capped Call Transactions	—	—	—	(16,947)
Issuance of Additional Convertible Notes	—	—	—	200,000
Premium Received on Additional Convertible Notes	—	—	—	11,194
Debt Issuance Costs Paid	(7,510)	(54)	(9,137)	(7,608)
Issuance of Common Stock	—	—	227,928	—
Repurchases of Common Stock	(26,014)	—	(76,061)	(50,005)
Common Stock Issuance Costs Paid	(144)	—	(528)	—
Restricted Stock Surrenders - Tax Obligations	—	—	(2,822)	(1,486)
Common Dividends Paid	(47,958)	(43,697)	(139,806)	(129,701)
Net Cash Provided by (Used for) Financing Activities	(183,626)	(64,751)	224,409	(225,553)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,089	—	(1,385)	—

Net Increase (Decrease) in Cash and Cash Equivalents	(21,183)	5,792	12,121	22,715

Cash and Cash Equivalents - Beginning of Period	47,603	25,856	14,299	8,933

Cash and Cash Equivalents - End of Period	26,420	31,648	26,420	31,648
______________
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN OIL AND GAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Loss	Equity
December 31, 2025	97,265,559	$499	$1,644,563	$481,279	$—	$2,126,341

Issuance of Common Stock	8,288,289	9	227,551	—		227,560
Share Based Compensation	343,040	—	3,764	—		3,764
Restricted Stock Forfeitures	(1,467)	—	—	—		—
Restricted Stock Surrenders - Tax Obligations	(104,298)	—	(2,822)	—		(2,822)
Common Stock Dividends Declared	—	—	(47,600)	—		(47,600)
Net Loss	—	—	—	(522,847)		(522,847)
March 31, 2026	105,791,123	$508	$1,825,456	$(41,568)	$—	$1,784,396

Issuance of Common Stock	3,689,413	3	81,225	—	—	81,228
Share Based Compensation	19,764	—	4,499	—	—	4,499
Restricted Stock Forfeitures	(2,725)	—	(10)	—	—	(10)
Repurchases of Common Stock	(2,948,447)	(2)	(60,056)	—	—	(60,058)
Cumulative Translation Adjustments	—	—	—	—	(3,164)	(3,164)
Common Stock Dividends Declared	—	—	(48,186)	—	—	(48,186)
Net Income	—	—	—	236,628	—	236,628
June 30, 2026	106,549,128	$509	$1,802,928	$195,060	$(3,164)	$1,995,333

Share Based Compensation	16,071	—	4,536	—	—	4,536
Repurchases of Common Stock	(667,989)	(1)	(16,003)	—	—	(16,004)
Cumulative Translation Adjustments			—	—	(795)	(795)
Common Stock Dividends Declared	—	—	(47,985)	—	—	(47,985)
Net Loss	—	—	—	(111,805)	—	(111,805)
September 30, 2026	105,897,210	$508	$1,743,476	$83,255	$(3,959)	$1,823,280

(In thousands, except share data)	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
December 31, 2024	99,113,645	$501	$1,877,416	$442,518	$—	$2,320,435

Share Based Compensation	139,175	—	3,576	—	—	3,576
Restricted Stock Forfeitures	(1,313)	—	(1)	—	—	(1)
Restricted Stock Surrenders - Tax Obligations	(50,380)	—	(1,486)	—	—	(1,486)
Repurchases of Common Stock	(499,100)	—	(15,155)	—	—	(15,155)
Common Stock Dividends Declared	—	—	(44,270)	—	—	(44,270)
Net Income	—	—	—	138,982	—	138,982
March 31, 2025	98,702,027	$501	$1,820,080	$581,500	$—	$2,402,081

Share Based Compensation	16,250	—	3,777	—	—	3,777
Repurchases of Common Stock	(1,123,595)	(1)	(35,349)	—	—	(35,350)
Entry into Additional Capped Call Transactions, Net of Deferred Tax Impact	—	—	(12,985)	—	—	(12,985)
Common Stock Dividends Declared	—	—	(44,089)	—	—	(44,089)
Net Income	—	—	—	99,585	—	99,585
June 30, 2025	97,594,682	$500	$1,731,434	$681,085	$—	$2,413,019

Share Based Compensation	16,229	—	4,154	—	—	4,154
Restricted Stock Forfeitures	(7,933)	—	(58)	—	—	(58)
Excise Tax Effect on Repurchase of Common Stock	—	—	271	—	—	271
Common Stock Dividends Declared	—	—	(43,914)	—	—	(43,914)
Net Loss	—	—	—	(129,074)	—	(129,074)
September 30, 2025	97,602,978	$500	$1,691,887	$552,011	$—	$2,244,398
___________
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

Reclassifications

Certain prior period balances in the condensed consolidated statements of operations and condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income (loss), cash flows or stockholders’ equity previously reported.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard removes the prescriptive project stages from the internal-use software guidance and requires capitalization to begin when management has authorized and committed to funding the project and it is probable that the project will be completed and the software used as intended. The objective of the standard is to modernize the accounting to better reflect how software is developed. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its financial statements and related disclosures.

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

From time to time, the Company’s share of gas sold may exceed its entitlement, resulting in a gas production imbalance. To the extent that such an imbalance exists, the Company only records a corresponding liability if the Company’s gas volumes sold are in excess of its share of remaining reserves in an underlying property. No well imbalance liability was recorded as of September 30, 2026.

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

The following table presents the disaggregation of the Company’s oil revenues and natural gas and NGL revenues for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Oil Sales	$570,277	$400,537	$1,568,623	$1,262,891
Natural Gas and NGL Sales (1)	127,416	81,706	339,721	370,673
Total	$697,693	$482,243	$1,908,344	$1,633,564
________________
(1)The nine months ended September 30, 2025 includes $81.7 million in legal settlement from an Operator in North Dakota.

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

As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the exploration, development and production activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operations could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators. For the three months ended September 30, 2026, the Company’s top six operators made up 46% of total oil and natural gas sales, with one operator comprising more than 10% but less than 15%. For the nine months ended September 30, 2026, the Company’s top six operators made up 46% of total oil and natural gas sales, with one operator comprising more than 10% but less than 15%. For the three months ended September 30, 2025, the Company’s top six operators made up 56% of total oil and natural gas sales, with two operators comprising more than 10% but less than 15%. For the nine months ended September 30, 2025, the Company’s top six operators made up 55% of total oil and natural gas sales, with two operators comprising more than 10% but less than 15%.

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

Reportable Segment Information

The Company has one reportable segment, which is engaged in the acquisition, exploration, development and production of crude oil and natural gas in North America. The segment’s revenues are primarily derived from our interests in the sales of crude oil and natural gas production. The Company’s chief operating decision maker (“CODM”) is our chief executive officer, who manages the Company’s business activities as a single operating and reporting segment.

The accounting policies of the one reportable segment are the same as those described in this Note. The CODM uses net income (loss), as reported in our condensed consolidated statement of operations, to measure segment profit or loss, assess performance, and make strategic capital resources allocations. The measure of segment assets is reported on our condensed consolidated balance sheet as total assets. The significant expense categories regularly provided to the CODM are the expenses as noted on the face of the condensed consolidated statements of operations.

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

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Net Income (Loss) Attributable to Common Stockholders	$(111,805)	$(129,074)	$(398,024)	$109,493

Weighted Average Common Shares Outstanding:
Weighted Average Common Shares Outstanding – Basic	105,942,922	97,123,889	103,466,227	97,909,414
Plus: Dilutive Effect of Restricted Stock and Contingently Issuable Shares	—	—	—	1,496,125
Weighted Average Common Shares Outstanding – Diluted	105,942,922	97,123,889	103,466,227	99,405,539

Net Income (Loss) per Common Share:
Basic	$(1.06)	$(1.33)	$(3.85)	$1.12
Diluted	$(1.06)	$(1.33)	$(3.85)	$1.10

Shares Excluded from EPS Due to Anti-Dilutive Effect:
Restricted Stock and Contingently Issuable Shares	2,005,073	1,756,481	2,052,082	36,710

Supplemental Cash Flow Information

The following table reflects the Company’s supplemental cash flow information for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Supplemental Cash Items:
Cash Paid During the Period for Interest	$13,693	$38,861	$99,668	$124,463
Cash Paid (Refunded) During the Period for Income Taxes, Net
U.S. Federal	—	—	—	(1,950)
U.S. State and Local	(71)	—	376	(345)

Non-cash Investing Activities:
Capital Expenditures on Oil and Natural Gas Properties Included in Accounts Payable and Accrued Liabilities	386,895	295,334	386,895	295,334
Capitalized Asset Retirement Obligations	650	1,101	3,130	3,285
Issuance of Common Stock - Acquisition of Oil and Natural Gas Properties	—	—	81,388	—
Contingent Consideration - Acquisition of Oil and Natural Gas Properties	—	—	9,507	—
Compensation Costs Capitalized in Oil and Natural Gas Properties	257	129	742	531

Non-cash Financing Activities:
Common Stock Dividends Declared, But Not Paid	47,985	43,914	47,985	43,914
Repurchases of Common Stock - Excise Tax	—	(271)	—	229

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

Under the full cost method of accounting, the Company is required to perform a ceiling test, each quarter, for each full cost pool. The test determines a limit, or ceiling, for each full cost pool, on the book value of the Company’s oil and natural gas properties.  For each full cost pool, net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the full cost ceiling. As a result of its ceiling tests, the Company recorded a non-cash impairment charge of approximately $268.3 million in the nine months ended September 30, 2026 for the United States full cost pool. No impairment charges were recorded in the three months ended September 30, 2026. Conversely, the Company recorded a non-cash impairment charge of approximately $318.7 million and $434.3 million in the three and nine months ended September 30, 2025, respectively, for the United States full cost pool.

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

The book value of the Company’s crude oil and natural gas properties consists of all acquisition costs, drilling costs and other associated capitalized costs.  Acquisitions are accounted for under the acquisition method in accordance with ASC 805 and, accordingly, the results of operations are included in the accompanying condensed consolidated statements of operations from the closing date of the acquisition. Acquired assets and liabilities assumed are recorded based on their estimated fair value at the time of the acquisition.

2026 Acquisitions

In addition to the closing of the Utica Acquisition and the Duvernay Acquisition, as defined below, during the three and nine months ended September 30, 2026, the Company acquired oil and natural gas properties through a number of smaller independent transactions for a total of $56.5 million and $144.8 million, respectively, inclusive of related development costs.

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

The Company accounted for its Utica Acquisition as a business combination. Accordingly, transaction costs of approximately $6.7 million were included in general and administrative expense in the Company’s condensed consolidated statements of operations. The results of operations from the date of the Utica Acquisition through September 30, 2026 represented approximately $40.2 million of revenue and $25.7 million of income from operations. The following table reflects the fair value of the net assets and liabilities as of the closing date of the acquisition:

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

The total consideration at closing, net of customary purchase price adjustments, was approximately $262.1 million, which included $171.2 million in cash, 3,689,413 shares of the Company’s common stock, par value $0.001 per share, with a total estimated fair value of $81.4 million, and $9.5 million in value attributable to potential additional contingent consideration (described in more detail below).

The Company accounted for its Duvernay Acquisition as a business combination. Accordingly, transaction costs of approximately $7.6 million were included in general and administrative expense in the Company’s condensed consolidated statements of operations. The results of operations from the date of the Duvernay Acquisition through September 30, 2026 represented approximately $36.7 million of revenue and $10.6 million of income from operations. The following table reflects the fair value of the net assets and liabilities as of the closing date of the acquisition:

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

The amount of additional contingent consideration payable by the Company, if any, is payable in January 2028. The payout amount is dependent upon the NYMEX WTI oil price reaching an average of $72.50 per Bbl during the period from April 1, 2026 to December 31, 2027. If achieved, the maximum payout is CAD 25.0 million (approximately $17.6 million at the September 30, 2026 exchange rate). The fair value of the contingent consideration liability was approximately $9.5 million at the acquisition date. Upon remeasurement, the fair value of the contingent consideration was approximately $12.1 million at September 30, 2026. The $2.6 million increase in the contingent consideration balance from the acquisition date is due to a net remeasurement loss of $3.0 million, partially offset by a $0.4 million impact from foreign currency translation adjustments.

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

Pro Forma Information

The following summarized unaudited pro forma consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 provides summarized information for the acquisitions accounted for as business combinations. The information provided assumes that the acquisitions accounted for as business combinations occurred as of January 1, 2025.

The Company prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma information may not be indicative of the results that would have occurred had the Company completed the acquisitions as of January 1, 2025, or that would be attained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Total Revenues	$345,905	$601,057	$1,167,868	$2,008,974
Net Income (Loss) from Operations	(76,857)	(100,172)	(325,072)	371,160

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

When unproved properties are evaluated, their cost is added to costs subject to depletion and full cost ceiling calculations. For the three months ended September 30, 2026 and 2025, unproved properties of $7.3 million and $1.4 million, respectively, were transferred to evaluated leasehold costs. For the nine months ended September 30, 2026 and 2025, unproved properties of $21.4 million and $7.0 million, respectively, were transferred to evaluated leasehold costs.

NOTE 4     LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	September 30, 2026
(In thousands)	Principal Balance	Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$223,000	$—	$—	$223,000
Convertible Notes due 2029	700,000	7,427	(11,680)	695,747
Senior Notes due 2031	500,000	(4,165)	(5,520)	490,315
Senior Notes due 2033	725,000	—	(9,963)	715,037
Senior Notes due 2034	500,000	—	(7,875)	492,125
Total	$2,648,000	$3,262	$(35,038)	$2,616,224

	December 31, 2025
	Principal Balance	Premium/(Discount)	Debt Issuance Costs, Net	Long-term Debt, Net
Revolving Credit Facility (1)	$478,000	$—	$—	$478,000
Senior Notes due 2028	20,165	124	(139)	20,150
Convertible Notes due 2029	700,000	9,619	(15,125)	694,494
Senior Notes due 2031	500,000	(4,828)	(6,399)	488,773
Senior Notes due 2033	725,000	—	(11,024)	713,976
Total	$2,423,165	$4,915	$(32,687)	$2,395,393
________________
(1)Unamortized debt issuance costs related to the Company’s Revolving Credit Facility of $12.5 million and $13.1 million as of September 30, 2026 and December 31, 2025, respectively, are recorded in “Other Noncurrent Assets, Net” in the condensed consolidated balance sheets.

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

As of September 30, 2026, the borrowing base was $1.975 billion, and the aggregate elected commitment amount was $1.8 billion. The Company’s borrowing availability under the Revolving Credit Facility is set at the lesser of the borrowing base and the elected commitment amount. The borrowing base will be redetermined semiannually on or around April 1 and October 1, with one interim “wildcard” redetermination available to each of the Company and the Agent (acting at the direction of the lenders holding at least two-thirds of commitments and loans outstanding under the Revolving Credit Facility) between scheduled redeterminations. Upon an acquisition of oil and natural gas properties with an aggregate value exceeding 5% of the borrowing base, the Company may request an additional redetermination.

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

The Revolving Credit Facility contains customary events of default and affirmative and negative covenants. In addition, the Revolving Credit Facility requires that the Company comply with the following financial covenants: (i) the Net Leverage Ratio (as defined in the Revolving Credit Facility) shall be no more than 3.50 to 1.00, and (ii) the Current Ratio (as defined in the Revolving Credit Facility) shall not be less than 1.00 to 1.00. The Company was in compliance with all applicable covenants as of September 30, 2026.

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

In October 2025, upon successfully completing the issuance of its Senior Notes due 2033, the Company repurchased approximately 97.14% of its outstanding Senior Notes due 2028, representing approximately $684.9 million in aggregate principal amount, for a total amount of $699.9 million, inclusive of tender premium and accrued interest due (the “Repurchase Event”). The Repurchase Event resulted in a loss on debt extinguishment of approximately $10.8 million, primarily due to the tender premium of $10.3 million paid in conjunction with the cash tender offer (the “Tender Offer”) to holders of the Senior Notes due 2028 upon the Repurchase Event.

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

Before October 16, 2028, noteholders have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after October 16, 2028, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of its common stock. However, upon conversion of any Convertible Notes, the conversion value, which will be determined over a period of 40 trading days, will be paid in cash up to at least the principal amount of the Convertible Notes being converted. The conversion rate and conversion price are subject to customary anti-dilution and other adjustments upon the occurrence of certain events. As of September 30, 2026, the conversion rate was 28.0011 shares of common stock per $1,000 principal amount of Convertible Notes, which represented a conversion price of approximately $35.71 per share of common stock. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

The Convertible Notes Indenture contains customary events of default and affirmative and negative covenants. As of September 30, 2026, the Company was in compliance with all applicable covenants.

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

As of September 30, 2026, the cap price of the Capped Call Transactions was approximately $49.02 per share of common stock for both the Original Capped Call Transactions and the Additional Capped Call Transactions.

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

The 2031 Notes Indenture contains customary event of default and certain affirmative and negative covenants. As of September 30, 2026, the Company was in compliance with all applicable covenants.

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

The 2033 Notes Indenture contains customary event of default and certain affirmative and negative covenants. As of September 30, 2026, the Company was in compliance with all applicable covenants.

Senior Notes due 2034

In August 2026, the Company and Wilmington Trust, National Association, as trustee, entered into an indenture (the “2034 Notes Indenture”), pursuant to which the Company issued $500.0 million in aggregate principal amount of the Company’s 7.500% senior notes due 2034 (the “Senior Notes due 2034”). The proceeds of the Senior Notes due 2034 were used primarily to repay a portion of the outstanding borrowings under the Company’s Revolving Credit Facility, and for general corporate purposes.

The Senior Notes due 2034 will mature on September 1, 2034. Interest is payable semi-annually in arrears on each March 1 and September 1, to holders of record on the February 15 and August 15 immediately preceding the related interest payment date, at a rate of 7.500% per annum.

Prior to September 1, 2029, the Company may redeem up to 40% of the aggregate principal amount of Senior Notes due 2034, upon not less than 10 or more than 60 days’ notice, at a redemption price of 107.500% of the principal amount of the Senior Notes due 2034 redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date), in an amount not greater than the net cash proceeds of one or more equity offerings by the Company, provided that (i) at least 60% of the aggregate principal amount of Senior Notes due 2034 issued under the 2034 Notes Indenture (including any Additional Notes (as defined in the 2034 Notes Indenture) but excluding the Senior Notes due 2034 held by the Company and its Subsidiaries (as defined in the 2034 Notes Indenture)) remains outstanding immediately after the occurrence of such redemption (unless all Senior Notes due 2034 are redeemed substantially concurrently) and (ii) the redemption occurs within 180 days of the date of the closing of each such equity offering. In addition, prior to September 1, 2029, the Company may redeem all or a part of the Senior Notes due 2034, on any one or more occasions, upon not less than 10 or more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the Senior Notes due 2034 redeemed, plus an applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date).

On or after September 1, 2029 the Company may redeem all or a part of the Senior Notes due 2034 at redemption prices (expressed as percentages of principal amount) equal to 103.750% for the twelve-month period beginning on September 1, 2029, 101.875% for the twelve-month period beginning on September 1, 2030, and 100% beginning on September 1, 2031, plus accrued and unpaid interest to, but excluding, the redemption date.

If a Change of Control Triggering Event (as defined in the 2034 Notes Indenture) occurs, each holder of Senior Notes due 2034 may require the Company to repurchase all or any part of that holder’s Senior Notes due 2034 for cash at a price equal to 101% of the aggregate principal amount of the Senior Notes due 2034 repurchased, plus any accrued and unpaid interest on the Senior Notes due 2034 repurchased to, but excluding, the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date on or prior to the date of purchase).

The 2034 Notes Indenture contains customary event of default and certain affirmative and negative covenants. As of September 30, 2026, the Company was in compliance with all applicable covenants.

NOTE 5    COMMON AND PREFERRED STOCK

Common Stock

On May 23, 2024, the Company filed an amendment to its certificate of incorporation, which was effective upon filing, to increase the number of authorized shares of common stock, par value $0.001 per share, from 135,000,000 to 270,000,000, as approved by the Company’s stockholders at the 2024 Annual Meeting of Stockholders on May 23, 2024. As of September 30, 2026, the Company had 105,897,210 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026, the Company had zero shares of preferred stock issued and outstanding.

2026 Activity

Common Stock

During the nine months ended September 30, 2026, 104,298 shares of common stock were surrendered by certain employees of the Company to cover tax obligations in connection with the vesting of their restricted stock awards. The total value of these shares surrendered, based on the market prices on the dates the shares were surrendered, was approximately $2.8 million.

During the nine months ended September 30, 2026, 4,192 shares of the Company’s stock, previously issued as stock-based compensation, were forfeited by former employees of the Company upon separation.

During the nine months ended September 30, 2026, the Company issued 378,875 shares of its common stock to executive officers, employees, and directors as stock-based compensation (see Note 6).

During the nine months ended September 30, 2026, the Company issued 8,288,289 shares of its common stock pursuant to a public offering of common stock.

During the nine months ended September 30, 2026, the Company issued 3,689,413 shares of its common stock pursuant to the Duvernay Acquisition (see Note 3).

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

In August 2026, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.45 per share. The dividend was paid on October 30, 2026, to stockholders of record as of the close of business on September 29, 2026.

In November 2026, the Company’s board of directors declared a cash dividend on the Company’s common stock in the amount of $0.45 per share. The dividend is payable on January 29, 2027, to stockholders of record as of the close of business on December 30, 2026.

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

During the nine months ended September 30, 2026, the Company repurchased 3,616,436 shares of its common stock for $76.1 million at an average price of $21.03 per share, inclusive of commissions, under the stock repurchase program.

As of September 30, 2026, the Company had $227.2 million available under the stock repurchase program.

The Company’s accounting policy upon the repurchase of shares is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital. All repurchased shares are included in the Company’s pool of authorized but unissued shares.

NOTE 6     STOCK-BASED COMPENSATION

Stock-Based Compensation

The Company maintains the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) for the purpose of making equity-based awards to employees, directors and other eligible persons. As of September 30, 2026, there were 2,223,527 shares available for future awards or settlement of awards under the 2018 Plan.

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

Service-Based RSAs

The following table reflects the outstanding service-based RSAs and activity related thereto for the nine months ended September 30, 2026:

	Service-based Awards
	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2025	402,340	$33.58
Shares granted	320,341	26.68
Shares forfeited	(4,192)	28.61
Shares vested	(215,459)	29.27
Outstanding at September 30, 2026	503,030	$30.36

At September 30, 2026, there was $11.1 million of total unrecognized compensation expense related to unvested RSAs. That cost is expected to be recognized over a weighted average period of 1.01 years. For the nine months ended September 30, 2026 and 2025, the total fair value of the Company’s restricted stock awards vested was $5.7 million and $4.5 million, respectively. For the nine months ended September 30, 2026, the compensation expenses associated with these awards were $6.2 million.

Performance Equity Awards

The following table reflects the outstanding RSUs that are subject to market conditions linked to TSR (“TSR Awards”) and activity related thereto for the nine months ended September 30, 2026:

	TSR Awards
	Number of Units	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2025	511,919	$31.40
Units granted (1)	305,498	28.65
Units forfeited (2)	(45,239)	44.49
Units vested (3)	(38,471)	44.49
Outstanding at September 30, 2026	733,707	$28.76
________________
(1)Represents performance equity awards with a performance period ending on December 31, 2028.
(2)Represents RSUs forfeited due to certain market performance metrics not being met as of the evaluation date.
(3)The Company issued 20,063 shares in addition to the 38,471 awards vested, since the measured performance metrics exceeded the target performance metrics.

For the nine months ended September 30, 2026, the compensation expenses associated with these awards were $5.5 million. As of September 30, 2026, the unrecognized compensation expenses for these awards were $10.2 million, which will be amortized over the remaining performance period.

In December 2023, the Company granted performance equity awards, in the form of SARs. The final payout (if any) will be a dollar amount, which may be settled in cash, shares or a combination of both at the Company’s option. The Company plans to settle the SARs that were granted in 2023 with shares. For the nine months ended September 30, 2026, the compensation expenses associated with these awards were $1.1 million. As of September 30, 2026, the unrecognized compensation expenses for these awards were $1.9 million, which will be amortized over the remaining performance period.

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

NOTE 8     INCOME TAXES

Income tax expense or benefits during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes or benefits for the three and nine months ended September 30, 2026 and 2025 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income (loss) primarily due to the non-deductibility of permanent items, state and foreign income taxes, and discrete items during the three and nine months ended September 30, 2026 and 2025.

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

In the three months ended September 30, 2026, the Company recorded an income tax benefit of approximately $13.7 million, primarily from U.S. domestic tax benefits of $28.1 million, partially offset by $14.4 million income tax expense derived from foreign operations. In the nine months ended September 30, 2026, the Company recorded an income tax benefit of approximately $112.8 million, primarily from U.S. domestic income tax benefits of $118.6 million, partially offset by foreign income tax expenses of $5.8 million. The effective tax rates for the three and nine months ended September 30, 2026 were 10.9% and 22.1%, respectively.

The Company recorded an income tax benefit of $39.7 million and a tax expense of $39.3 million in the three and nine months ended September 30, 2025, respectively. The Company did not have any foreign income tax expenses or foreign tax benefits in the three and nine months ended September 30, 2025. The effective tax rates for the three and nine months ended September 30, 2025 were 23.5% and 26.4%, respectively.

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

Financial Assets and Liabilities

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements at
	September 30, 2026 Using
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Effect of Counterparty Netting	Total
Commodity Derivatives – Current Assets	$—	$111,172	$—	$(100,525)	$10,647
Commodity Derivatives – Noncurrent Assets	—	25,385	—	(25,202)	183
Commodity Derivatives – Current Liabilities	—	(300,113)	—	100,525	(199,588)
Commodity Derivatives – Noncurrent Liabilities	—	(387,497)	—	25,202	(362,295)
Interest Rate Derivatives – Current Assets	—	3,313	—	—	3,313
Interest Rate Derivatives – Noncurrent Assets	—	655	—	—	655
Contingent Consideration – Noncurrent Liabilities	—	(12,131)	—	—	(12,131)
Total	$—	$(559,216)	$—	$—	$(559,216)

	Fair Value Measurements at
	December 31, 2025 Using
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Effect of Counterparty Netting	Total
Commodity Derivatives – Current Assets	$—	$224,726	$—	$(58,100)	$166,626
Commodity Derivatives – Noncurrent Assets	—	30,986	—	(27,950)	3,036
Commodity Derivatives – Current Liabilities	—	(58,100)	—	58,100	—
Commodity Derivatives – Noncurrent Liabilities	—	(75,697)	—	27,950	(47,747)
Interest Rate Derivatives – Current Assets	—	52	—	—	52
Interest Rate Derivatives – Noncurrent Liabilities	—	(355)	—	—	(355)
Total	$—	$121,612	$—	$—	$121,612

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

Contingent Consideration. The Level 2 instruments presented in the tables above include contingent consideration liabilities (see Note 3). The fair value of the Company’s contingent consideration liability is determined using a Monte Carlo simulation model. The significant inputs used in the valuation include (i) the forward NYMEX WTI oil price curve, (ii) NYMEX WTI volatility and (iii) risk-free rates based on U.S. Treasury rates, which are observable in the marketplace or can be derived from observable market data. These inputs are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the contingent consideration liability is reflected in the condensed consolidated balance sheets. Changes in the fair value of this liability are included in other income (expense) in the Company’s condensed consolidated statements of operations.

Fair Value of Other Financial Instruments

The carrying amounts of cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments.

Long-term debt is not presented at fair value in the condensed consolidated balance sheets, as it is recorded at carrying value, net of unamortized debt issuance costs and unamortized premium (see Note 4).  The fair value of the Company’s Convertible Notes due 2029, Senior Notes due 2031, Senior Notes due 2033 and Senior Notes due 2034 was $704.6 million, $511.9 million, $718.7 million and $489.5 million, respectively, at September 30, 2026. These fair values are based on market quotes that represent Level 2 inputs.

There is no active market for the Revolving Credit Facility. The recorded value of the Revolving Credit Facility approximates its fair value because of its floating rate structure based on the SOFR spread, secured interest, and the Company’s borrowing base utilization. The fair value measurement for the Revolving Credit Facility represents Level 2 inputs.

Non-Financial Assets and Liabilities

The Company estimates asset retirement obligations pursuant to the relevant accounting standards.  The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and natural gas properties.  Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligations liability is deemed to use Level 3 inputs.  Asset retirement obligations incurred and acquired during the nine months ended September 30, 2026 and 2025 were approximately $3.1 million and $3.3 million, respectively.

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

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.  There were no transfers of financial assets or liabilities between Level 1, Level 2 or Level 3 inputs for the nine months ended September 30, 2026.

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

Commodity Derivative Instruments

The following table presents settlements on commodity derivative instruments and unsettled gains and losses on open commodity derivative instruments for the periods presented which is recorded in the revenue section of our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Cash Received (Paid) on Settled Commodity Derivatives, Net	$(51,403)	$55,390	$(155,356)	$128,383
Non-Cash Mark-to-Market Gain (Loss) on Derivatives, Net	(308,047)	15,379	(672,968)	92,967
Gain (Loss) on Commodity Derivatives, Net	$(359,450)	$70,769	$(828,324)	$221,350

The following table summarizes open commodity derivative positions as of September 30, 2026, for commodity derivatives that were entered into through September 30, 2026, for the settlement periods presented:

	2026	2027	2028	2029	2030
Oil:
NYMEX WTI - Swaps:
Volume (Bbl)	1,816,567	3,031,200	183,000	182,500	—
Weighted Average Price ($/Bbl)	$68.26	$71.10	$70.04	$70.04	$—
NYMEX WTI - Short Swaptions(1):
Volume (Bbl)	—	8,837,200	16,821,150	14,715,250	3,438,300
Weighted Average Price ($/Bbl)	$—	$70.94	$64.98	$66.94	$65.24
NYMEX WTI - Long Swaptions(1):
Volume (Bbl)	—	1,885,125	397,110	—	—
Weighted Average Price ($/Bbl)	$—	$64.62	$62.76	$—	$—
NYMEX WTI - Roll Swaps:
Volume (Bbl)	732,000	—	—	—	—
Weighted Average Price ($/Bbl)	$4.13	$—	$—	$—	$—
Argus WTI Midland CMA Diff - Basis Swaps:
Volume (Bbl)	2,162,000	5,657,500	1,464,000	—	—
Weighted Average Price ($/Bbl)	$0.91	$0.87	$1.05	$—	$—
Argus WTI Midland TMA Diff - Basis Swaps:
Volume (Bbl)	324,682	668,000	—	—	—
Weighted Average Price ($/Bbl)	$1.20	$1.49	$—	$—	$—
NYMEX WTI - Short Call Options(1):
Volume (Bbl)	1,070,972	5,739,265	4,609,810	1,719,150	—
Weighted Average Price ($/Bbl)	$76.96	$80.51	$77.32	$85.00	$—
NYMEX WTI - Long Call Options(1):
Volume (Bbl)	358,892	—	—	—	—
Weighted Average Price ($/Bbl)	$66.43	$—	$—	$—	$—
ICE Brent - Call Options (1):
Volume (Bbl)	—	—	316,590	—	—
Weighted Average Price ($/Bbl)	$—	$—	$80.00	$—	$—
NYMEX WTI CMA - Two Way Collars:
Collar Put Volume (Bbl)	1,558,163	1,360,000	—	—	—
Collar Call Volume (Bbl)	2,247,587	1,360,000	—	—	—
Weighted Average Floor Price ($/Bbl)	$62.65	$63.05	$—	$—	$—
Weighted Average Ceiling Price ($/Bbl)	$71.43	$75.18	$—	$—	$—
NYMEX WTI - Three Way Collars:
Collar Sub Floor Volume (Bbl)	207,000	1,541,250	—	—	—
Collar Floor Volume (Bbl)	207,000	1,541,250	—	—	—
Collar Ceiling Volume (Bbl)	207,000	1,541,250	—	—	—
Weighted Average Sub Floor Price ($/Bbl)	$47.22	$49.30	$—	$—	$—
Weighted Average Floor Price ($/Bbl)	$60.00	$67.04	$—	$—	$—
Weighted Average Ceiling Price ($/Bbl)	$71.56	$80.62	$—	$—	$—

	2026	2027	2028	2029	2030
Natural Gas:
NYMEX Henry Hub - Swaps:
Volume (MMBtu)	11,660,000	25,980,000	7,610,000	—	—
Weighted Average Price ($/MMBtu)	$4.20	$4.04	$3.85	$—	$—
Waha Gas Daily - Swaps:
Volume (MMBtu)	455,000	1,825,000	155,000	—	—
Weighted Average Price ($/MMBtu)	$3.20	$2.98	$2.96	$—	$—
NYMEX Henry Hub - Short Swaptions (1):
Volume (MMBtu)	—	45,070,000	50,340,000	30,280,000	—
Weighted Average Price ($/MMBtu)	$—	$4.24	$4.05	$3.83	$—
NYMEX Henry Hub - Long Swaptions (1):
Volume (MMBtu)	—	9,125,000	—	—	—
Weighted Average Price ($/MMBtu)	$—	$5.00	$—	$—	$—
Waha - Basis Swaps:
Volume (MMBtu)	4,600,000	7,300,000	—	—	—
Weighted Average Price ($/MMBtu)	$(0.84)	$(0.87)	$—	$—	$—
Waha Gas Daily Average vs Henry Hub Last Day
Volume (MMBtu)	—	10,020,000	930,000	—	—
Weighted Average Price ($/MMBtu)	$—	$(1.01)	$(1.01)	$—	$—
Waha Index - Swaps
Volume (MMBtu)	4,550,000	4,890,000	310,000	—	—
Weighted Average Price ($/MMBtu)	$—	$(0.01)	$(0.02)	$—	$—
TETCO M2 - Basis - Swaps:
Volume (MMBtu)	7,360,000	27,530,000	16,190,000	7,300,000	—
Weighted Average Price ($/MMBtu)	$(1.13)	$(0.87)	$(0.79)	$(0.75)	$—
REX Zone 3 Basis - Swap:
Volume (MMBtu)	4,140,000	27,375,000	14,640,000	3,650,000	—
Weighted Average Price ($/MMBtu)	(0.26)	(0.20)	(0.19)	(0.16)	—
NYMEX Henry Hub - Short Call Options (1):
Volume (MMBtu)	—	2,325,000	27,450,000	26,755,000	18,370,000
Weighted Average Price ($/MMBtu)	$—	$5.23	$5.27	$5.62	$5.50
NYMEX Henry Hub - Two Way Collars:
Collar Put Volume (MMBtu)	14,739,642	19,860,000	3,660,000	3,340,000	—
Collar Call Volume (MMBtu)	14,739,642	19,860,000	3,660,000	3,340,000	—
Weighted Average Floor Price ($/MMBtu)	$3.99	$5.64	$3.50	$3.50	$—
Weighted Average Ceiling Price ($/MMBtu)	$5.03	$4.56	$4.15	$3.88	$—

	2026	2027	2028	2029	2030
NGL:
OPIS - Swaps:
Volume (Bbl)	80,500	234,800	—	—	—
Weighted Average Price ($/Bbl)	$33.32	$31.19	$—	$—	$—
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

Interest Rate Derivative Instruments

At times, the Company uses interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The settlement of derivative instruments is recognized as a component of interest expense in the condensed consolidated statements of operations. The mark-to-market component of these derivative instruments is recognized in gain (loss) on unsettled interest rate derivatives, net in the condensed consolidated statements of operations. The following table summarizes our open interest rate derivative contracts as of September 30, 2026.

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

Other Information Regarding Derivative Instruments

The following table sets forth the amounts, on a gross basis, and classification of the Company’s outstanding derivative financial instruments at September 30, 2026 and December 31, 2025, respectively. Certain amounts may be presented on a net basis in the condensed consolidated financial statements when such amounts are with the same counterparty and subject to a master netting arrangement.

(In thousands)
Type of Commodity	Balance Sheet Location	September 30, 2026 Estimated Fair Value	December 31, 2025 Estimated Fair Value
Derivative Assets:
Commodity Price Swap Contracts	Current Assets	$33,082	$103,943
Commodity Basis Swap Contracts	Current Assets	12,149	41,142
Commodity Price Swaptions Contracts	Current Assets	28,875	1,428
Commodity Price Collar Contracts	Current Assets	28,931	71,571
Commodity Price Call Option Contracts	Current Assets	7,795	413
Commodity Price Index Swap Contracts	Current Assets	339	6,230
Interest Rate Swap Contracts	Current Assets	3,313	52
Commodity Price Swap Contracts	Noncurrent Assets	4,116	12,975
Commodity Basis Swap Contracts	Noncurrent Assets	9,374	5,330
Commodity Price Swaptions Contracts	Noncurrent Assets	4,085	—
Commodity Price Collar Contracts	Noncurrent Assets	7,811	12,680
Interest Rate Swap Contracts	Noncurrent Assets	655	—
Total Derivative Assets		$140,525	$255,764

Derivative Liabilities:
Commodity Price Swap Contracts	Current Liabilities	$(62,561)	$(4,596)
Commodity Basis Swap Contracts	Current Liabilities	(11,321)	(6,137)
Commodity Price Swaptions Contracts	Current Liabilities	(96,401)	(25,987)
Commodity Price Collar Contracts	Current Liabilities	(79,609)	(17,229)
Commodity Price Call Option Contracts	Current Liabilities	(49,798)	(3,973)
Commodity Price Index Swap Contracts	Current Liabilities	(423)	(178)
Commodity Price Swap Contracts	Noncurrent Liabilities	(4,589)	(4,097)
Commodity Basis Swap Contracts	Noncurrent Liabilities	(7,268)	(10,177)
Commodity Price Swaptions Contracts	Noncurrent Liabilities	(298,581)	(25,111)
Commodity Price Collar Contracts	Noncurrent Liabilities	(9,534)	(11,332)
Commodity Price Call Option Contracts	Noncurrent Liabilities	(67,451)	(24,627)
Commodity Price Index Swap Contracts	Noncurrent Liabilities	(74)	(354)
Interest Rate Swap Contracts	Noncurrent Liabilities	—	(355)
Total Derivative Liabilities		$(687,610)	$(134,152)

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

	Estimated Fair Value at September 30, 2026
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$114,485	$(100,525)	$13,960
Non-Current Assets	26,040	$(25,202)	838
Total Derivative Assets	$140,525	$(125,727)	$14,798

Offsetting of Derivative Liabilities:
Current Liabilities	$(300,113)	$100,525	$(199,588)
Non-Current Liabilities	(387,497)	25,202	(362,295)
Total Derivative Liabilities	$(687,610)	$125,727	$(561,883)

	Estimated Fair Value at December 31, 2025
(In thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet
Offsetting of Derivative Assets:
Current Assets	$224,778	$(58,100)	$166,678
Non-Current Assets	30,986	$(27,950)	3,036
Total Derivative Assets	$255,764	$(86,050)	$169,714

Offsetting of Derivative Liabilities:
Current Liabilities	$(58,100)	$58,100	$—
Non-Current Liabilities	(76,052)	27,950	(48,102)
Total Derivative Liabilities	$(134,152)	$86,050	$(48,102)

All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Revolving Credit Facility.  The Company’s obligations under the derivative instruments are secured pursuant to the Revolving Credit Facility, and no additional collateral had been posted by the Company as of September 30, 2026.  The ISDAs may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.  See Note 9 for the aggregate fair value of all derivative instruments at September 30, 2026 and December 31, 2025.

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

Overview

Our primary strategy is to invest in non-operated minority working and mineral interests in oil and natural gas properties, with a core area of focus in the premier basins in North America.  Using this strategy, we had participated in 12,728 gross (1,391.2 net) producing wells as of September 30, 2026. As of September 30, 2026, we had leased approximately 426,247 net acres, of which approximately 71% were developed and all were located in the United States and Canada.

We have grown and diversified our business significantly over the last several years through acquisitions of oil and natural gas properties. See Note 3 to our condensed consolidated financial statements for information regarding our recent acquisition activities.

Our average daily production in the third quarter of 2026 was approximately 156,239 Boe per day, of which approximately 48% was oil. This was a 19% increase in production compared to the third quarter of 2025, primarily due to production attributable to recent acquisitions and new wells added to production. During the three and nine months ended September 30, 2026, we added 23.9 and 53.7 net wells to production, respectively.

Our weighted average percentage of production volumes by basin for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026
	Williston	Permian	Appalachian	Uinta	Duvernay	Total
Oil (Bbl)	37%	43%	1%	14%	5%	100%
Natural Gas (Mcf)	16%	30%	52%	1%	1%	100%
Total (Boe)	26%	36%	27%	8%	3%	100%

	Three Months Ended September 30, 2025
	Williston	Permian	Appalachian	Uinta	Duvernay	Total
Oil (Bbl)	37%	48%	1%	14%	—%	100%
Natural Gas (Mcf)	24%	36%	38%	2%	—%	100%
Total (Boe)	31%	43%	18%	8%	—%	100%

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

•Impairment expense. Under the full cost method of accounting, the Company is required to perform a ceiling test impairment review each quarter.  The test determines a limit, or ceiling, on the book value of the Company’s oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. As a result of its ceiling test, the Company recorded a non-cash impairment charge of $268.3 million in the nine months ended September 30, 2026 for the United States cost pool. The Company did not have a ceiling test impairment charge in the three months ended September 30, 2026. Conversely, the Company recorded a non-cash impairment charge of $318.7 million and $434.3 million in the three and nine months ended September 30, 2025, respectively, in the United States cost pool. Average commodity prices used in our ceiling test calculation have fluctuated significantly in recent quarters. If such prices trend downward, and/or if our proved reserves decrease significantly in future months, the present value of the Company’s future net revenues could decline, which could trigger the need for the Company to record an additional non-cash ceiling test impairment of its oil and gas property costs in future periods.

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

Our average oil price differential to the NYMEX WTI benchmark price during the three months ended September 30, 2026 was $2.84 per barrel, as compared to $3.89 per barrel for the three months ended September 30, 2025. Our average oil price differential to the NYMEX WTI benchmark price during the nine months ended September 30, 2026 was $4.13 per barrel, as compared to $4.93 per barrel for the nine months ended September 30, 2025.

Our net average realized gas price in the three months ended September 30, 2026 was $2.84 per Mcf, representing a 98% realization relative to the average NYMEX Henry Hub pricing. In comparison, our net average realized gas price was $2.52 per Mcf in the three months ended September 30, 2025, which represented an 82% realization relative to the average NYMEX Henry Hub pricing. Our net average realized gas price in the nine months ended September 30, 2026 was $2.66 per Mcf, representing an 86% realization relative to the average NYMEX Henry Hub pricing. In comparison, our net average realized gas price was $3.07 per Mcf in the nine months ended September 30, 2025, which represented an 88% realization relative to the average NYMEX Henry Hub pricing.

Fluctuations in our oil and natural gas price realizations are due to several factors such as realized pricing by basin, gathering and transportation costs, transportation methods, takeaway capacity relative to production levels, regional storage capacity, seasonal refinery maintenance temporarily depressing demand, and in the case of gas realizations, the price of NGLs.

Another significant factor affecting our operating results is drilling costs.  The cost of drilling wells can vary significantly, driven in part by volatility in commodity prices that can substantially impact the level of drilling activity.  Generally, higher commodity prices have led to increased drilling activity, with the increased demand for drilling and completion services driving these costs higher.  Lower commodity prices have generally had the opposite effect.  In addition, individual components of drilling costs can vary depending on numerous factors, such as the length of the horizontal lateral, the number of fracture stimulation stages, and the type and amount of proppant used. During the nine months ended September 30, 2026 and 2025, the weighted average gross authorization for expenditure (or AFE) cost for wells we elected to participate in was $10.6 million and $10.1 million, respectively.

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

Although U.S. inflation rates were relatively stable during the first three quarters of 2026, they remain slightly higher than historical averages. Inflationary pressures, such as trade tariffs, can lead to economic slowdown and/or lead to a recession, which in turn can cause a decrease in short-term or longer-term demand for commodities, resulting in oversupply and potential for lower commodity prices.

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

Further, pursuant to our recent acquisition of oil and gas properties in Canada (See Note 3 to the condensed consolidated financial statements), we are now subject to foreign currency risks. Our wholly owned Canadian subsidiary uses CAD as its functional currency. Fluctuations in the USD/CAD exchange rate will affect the USD equivalent of our wholly owned Canadian subsidiary’s assets, liabilities, revenues, and operating expenses as reported in our condensed consolidated financial statements.

Prices for various quantities of natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026	2025
Average NYMEX Prices(1)
Natural Gas (per MMbtu)	$2.89	$3.07
Oil (per Bbl)	$85.67	$64.97
_________
(1)Based on average NYMEX closing prices.

	Nine Months Ended September 30,
	2026	2025
Average NYMEX Prices(1)
Natural Gas (per MMbtu)	$3.11	$3.48
Oil (per Bbl)	$83.69	$66.65
_________
(1)Based on average NYMEX closing prices.

We have entered into derivative contracts to hedge commodity price risks on a portion of our future expected oil and natural gas production. For a summary as of September 30, 2026, of our open commodity price derivative contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” in Part I, Item 3 below. See also Note 10 to our condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2026 and September 30, 2025

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Three Months Ended September 30,
	2026	2025	% Change
Net Production:
Oil (MBbl)	6,885	6,656	3%
Natural Gas (MMcf)	44,932	32,407	39%
Total (MBoe)	14,374	12,057	19%

Net Sales (in thousands):
Oil Sales	$570,277	$400,537	42%
Natural Gas and NGL Sales	127,416	81,706	56%
Gain (Loss) on Settled Commodity Derivatives	(51,403)	55,390	(193)%
Gain (Loss) on Unsettled Commodity Derivatives	(308,047)	15,379	(2103)%
Other Revenue	7,662	3,625	111%
Total Revenues	345,905	556,637	(38)%

Average Sales Prices:
Oil (per Bbl)	$82.83	$61.08	36%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(10.51)	4.78	(320)%
Oil Net of Settled Oil Derivatives (per Bbl)	72.32	65.86	10%

Natural Gas and NGLs (per Mcf)	$2.84	$2.52	13%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.47	0.73	(36)%
Natural Gas and NGLs Net of Settled Natural Gas and NGL Derivatives (per Mcf)	3.31	3.25	2%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives	$48.54	$40.49	20%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	(3.58)	4.59	(178)%
Realized Price on a Boe Basis Including Settled Commodity Derivatives	44.96	45.08	—%

Operating Expenses (in thousands):
Production Expenses	$143,481	$118,316	21%
Production Taxes	48,312	28,688	68%
General and Administrative Expenses	18,005	14,102	28%
Depletion, Depreciation, Amortization and Accretion	207,930	199,351	4%
Other Expense	5,034	3,267	54%

Costs and Expenses (per Boe):
Production Expenses	$9.98	$9.81	2%
Production Taxes	3.36	2.38	41%
General and Administrative Expenses	1.25	1.17	7%
Depletion, Depreciation, Amortization and Accretion	14.47	16.53	(12)%

Net Producing Wells at Period End	1,391.2	1,174.2	18%

Oil and Natural Gas Sales

In the third quarter of 2026, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $697.7 million, compared to $482.2 million in the third quarter of 2025. The increase in revenues was primarily driven by a 20% increase in weighted average realized prices and a 19% increase in production volumes.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 19% increase in production volumes in the third quarter of 2026 compared to the same period of 2025.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our net result from commodity derivatives trade was a loss of $359.5 million in the third quarter of 2026, compared to a gain of $70.8 million in the third quarter of 2025. Net gain or loss on commodity derivatives is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the third quarter of 2026, we realized a loss on settled commodity derivatives of $51.4 million, compared to a gain of $55.4 million in the third quarter of 2025. We incur realized losses on settled commodity derivatives when the average commodity market price at settlement is higher than our average hedge book price. Conversely, we incur gains when the average commodity market price at settlement is lower than our average hedge book price.

For the third quarter of 2026, we recorded a non-cash loss on our unsettled commodity derivative of $308.0 million, compared to a gain of $15.4 million in the third quarter of 2025.

Our derivatives are not designated for hedge accounting, and thus are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2026, all of our unsettled derivative contracts are recorded at their fair values, which was a net liability of $547.1 million, a change of $668.7 million from the $121.6 million net asset recorded as of December 31, 2025. The change in the net fair value of our unsettled derivative contracts at September 30, 2026 as compared to December 31, 2025 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2025. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $143.5 million in the third quarter of 2026, compared to $118.3 million in the third quarter of 2025. On a per unit basis, production expenses were $9.98 per Boe in the third quarter of 2026 compared to $9.81 per Boe in the third quarter of 2025.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $48.3 million in the third quarter of 2026, compared to $28.7 million in the third quarter of 2025. As a percentage of oil and natural gas sales, our production taxes were 6.9% and 5.9% in the third quarter of 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses were $18.0 million in the third quarter of 2026, or $1.25 per Boe, compared to $14.1 million in the third quarter of 2025, or $1.17 per Boe. The increase was primarily driven by higher general corporate costs to support the Company’s growth initiatives.

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $207.9 million in the third quarter of 2026, compared to $199.4 million in the third quarter of 2025. Depletion expense, the largest component of DD&A, increased by $8.4 million in the third quarter of 2026 compared to the third quarter of 2025, primarily due to a 19% increase in production volumes, partially offset by a lower depletable property cost basis following certain non-cash ceiling test impairment charges recorded in recent periods. On a per unit basis, depletion expense was $14.37 per Boe in the third quarter of 2026 compared to $16.44 per Boe in the third quarter of 2025. Depreciation, amortization and accretion was $1.3 million and $1.1 million in the third quarter of 2026 and 2025, respectively. The following table summarizes DD&A expense per Boe for the third quarter of 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Depletion	$14.37	$16.44	$(2.07)	(13)%
Depreciation, Amortization and Accretion	0.10	0.09	0.01	11%
Total DD&A Expense	$14.47	$16.53	$(2.06)	(12)%

Impairment Expense

We did not have a ceiling test impairment in the third quarter of 2026. We recorded an impairment charge of $318.7 million in the third quarter of 2025, as a result of our full cost ceiling test for our United States cost pool.

Interest Expense, Net

Interest expense, Net was $43.7 million in the third quarter of 2026 compared to $42.9 million in the third quarter of 2025.

Loss on Foreign Currency Transactions

Foreign currency transaction losses were $0.5 million in the third quarter of 2026, primarily driven by the remeasurement of certain monetary assets and liabilities denominated in CAD, pursuant to our recent acquisition of oil and natural gas properties in Canada. We did not have any foreign currency transactions in the third quarter of 2025.

Loss on Contingent Consideration

During the third quarter of 2026, we recorded a contingent consideration loss of $5.6 million due to a change in the fair value of the contingent consideration liability incurred pursuant to the Duvernay Acquisition (see Notes 3 and 9 to our condensed consolidated financial statements). The contingent consideration loss was primarily driven by an increase in the forward NYMEX WTI oil price curve from June 30, 2026 to September 30, 2026.

Income Tax

During the third quarter of 2026, we recorded an income tax benefit of $13.7 million, due to our pretax losses caused, primarily, by our losses on commodity derivatives. Conversely, for the third quarter of 2025 we recorded a tax benefit of $39.7 million, due to our pretax losses caused, primarily, by a non-cash ceiling test impairment charge against the value of our oil and gas properties.

Results of Operations for the Nine Months Ended September 30, 2026 and September 30, 2025

The following table sets forth selected operating data for the periods indicated. Production volumes and average sales prices are derived from accrued accounting data for the relevant period indicated.

	Nine Months Ended September 30,
	2026	2025	% Change
Net Production:
Oil (MBbl)	19,719	20,738	(5)%
Natural Gas (MMcf)	127,547	94,004	36%
Total (MBoe)	40,977	36,405	13%

Net Sales (in thousands):
Oil Sales	$1,568,623	$1,262,891	24%
Natural Gas and NGL Sales	339,721	370,673	(8)%
Gain (Loss) on Settled Commodity Derivatives	(155,356)	128,383	(193)%
Gain (Loss) on Unsettled Commodity Derivatives	(672,968)	92,967	(824)%
Other Revenue	16,149	10,631	52%
Total Revenues	1,096,169	1,865,545	(41)%

Average Sales Prices:
Oil (per Bbl)	$79.55	$61.72	29%
Effect of Gain (Loss) on Settled Oil Derivatives on Average Price (per Bbl)	(11.62)	4.16	(379)%
Oil Net of Settled Oil Derivatives (per Bbl)	67.93	65.88	3%

Natural Gas and NGLs (per Mcf) (1)	$2.66	$3.07	(13)%
Effect of Gain on Settled Natural Gas Derivatives on Average Price (per Mcf)	0.58	0.45	29%
Natural Gas and NGLs Net of Settled Natural Gas and NGL Derivatives (per Mcf) (1)	3.24	3.52	(8)%

Realized Price on a Boe Basis Excluding Settled Commodity Derivatives (1)	$46.57	$43.10	8%
Effect of Gain (Loss) on Settled Commodity Derivatives on Average Price (per Boe)	(3.79)	3.53	(207)%
Realized Price on a Boe Basis Including Settled Commodity Derivatives (1)	42.78	46.63	(8)%

Operating Expenses (in thousands):
Production Expenses	$400,317	$353,786	13%
Production Taxes	132,354	100,373	32%
General and Administrative Expenses	65,708	44,210	49%
Depletion, Depreciation, Amortization and Accretion	597,913	610,783	(2)%
Other Expense	10,805	9,366	15%

Costs and Expenses (per Boe):
Production Expenses	$9.77	$9.72	1%
Production Taxes	3.23	2.76	17%
General and Administrative Expenses	1.60	1.21	32%
Depletion, Depreciation, Amortization and Accretion	14.59	16.78	(13)%

Net Producing Wells at Period End	1,391.2	1,174.2	18%
______________
(1)    The nine months ended September 30, 2025, excludes the impact of a legal settlement (See Note 2 to our condensed financial statements).

Oil and Natural Gas Sales

In the first nine months of 2026, our oil, natural gas and NGL sales, excluding the effect of settled commodity derivatives, was $1,908.3 million, compared to $1,633.6 million in the first nine months of 2025. In the first nine months of 2025, we recorded a legal settlement of approximately $81.7 million from an operator in North Dakota to resolve our claims related to certain post-production costs previously deducted from revenues (see Note 2 to our condensed consolidated financial statements).

Excluding the impact of the legal settlement, oil and natural gas sales increased 23%. The increase in revenues was primarily driven by a 8% increase in weighted average realized prices and a 13% increase in production volumes.

We add production through drilling success as we place new wells into production and through additions from acquisitions, which is offset by the natural decline of our oil and natural gas production from existing wells. Acquisitions were a significant driver of our 13% increase in production volumes in the first nine months of 2026 compared to the same period of 2025.

Commodity Derivative Instruments

We enter into commodity derivative instruments to manage the price risk attributable to future oil and natural gas production. Our net result from commodity derivatives trade was a loss of $828.3 million in the first nine months of 2026, compared to a gain of $221.4 million in the first nine months of 2025. Net gain or loss on commodity derivatives is comprised of (i) cash gains and losses we recognize on settled commodity derivative instruments during the period, and (ii) unsettled gains and losses we incur on commodity derivative instruments outstanding at period-end.

For the first nine months of 2026, we realized a loss on settled commodity derivatives of $155.4 million, compared to a gain of $128.4 million in the first nine months of 2025. For the first nine months of 2026, we recorded a non-cash loss on our unsettled commodity derivative of $673.0 million, compared to a gain of $93.0 million in the first nine months of 2025.

Our derivatives are not designated for hedge accounting, and thus are accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. Mark-to-market accounting treatment creates volatility in our revenues as gains and losses from unsettled derivatives are included in total revenues and are not included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. As commodity prices increase or decrease, such changes will have an opposite effect on the mark-to-market value of our commodity derivatives. Any gains on our unsettled commodity derivatives are expected to be offset by lower wellhead revenues in the future, while any losses are expected to be offset by higher future wellhead revenues based on the value at the settlement date. At September 30, 2026, all of our unsettled derivative contracts are recorded at their fair values, which was a net liability of $547.1 million, a change of $668.7 million from the $121.6 million net asset recorded as of December 31, 2025. The change in the net fair value of our unsettled derivative contracts at September 30, 2026 as compared to December 31, 2025 was primarily due to changes in forward commodity prices relative to prices on our open commodity derivative contracts since December 31, 2025. Our open commodity derivative contracts are summarized in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”

Production Expenses

Production expenses were $400.3 million in the first nine months of 2026, compared to $353.8 million in the first nine months of 2025. On a per unit basis, production expenses were $9.77 per Boe in the first nine months of 2026 compared to $9.72 per Boe in the first nine months of 2025.

Production Taxes

We pay production taxes based on realized oil and natural gas sales. Production taxes were $132.4 million in the first nine months of 2026, compared to $100.4 million in the first nine months of 2025. As a percentage of oil and natural gas sales, our production taxes were 6.9% and 6.5% in the first nine months of 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses were $65.7 million in the first nine months of 2026, or $1.60 per Boe, compared to $44.2 million in the first nine months of 2025, or $1.21 per Boe. The increase was primarily driven by $14.3 million in transaction costs recorded for both the Utica Acquisition and the Duvernay Acquisition, which were both accounted for as business combinations (see Note 3 to our condensed consolidated financial statements), as well as higher general corporate costs to support the Company’s growth initiatives.

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

Depletion, Depreciation, Amortization and Accretion

Depletion, depreciation, amortization and accretion (“DD&A”) was $597.9 million in the first nine months of 2026, compared to $610.8 million in the first nine months of 2025. Depletion expense, the largest component of DD&A, decreased by $13.3 million in the first nine months of 2026 compared to the first nine months of 2025, primarily due to a lower depletable property cost basis following certain non-cash ceiling test impairment charges recorded in recent periods. On a per unit basis, depletion expense was $14.50 per Boe in the first nine months of 2026 compared to $16.68 per Boe in the first nine months of 2025. Depreciation, amortization and accretion was $3.9 million and $3.5 million in the first nine months of 2026 and 2025, respectively. The following table summarizes DD&A expense per Boe for the first nine months of 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Depletion	$14.50	$16.68	$(2.18)	(13)%
Depreciation, Amortization and Accretion	0.09	0.10	(0.01)	(10)%
Total DD&A Expense	$14.59	$16.78	$(2.19)	(13)%

Impairment Expense

In the first nine months of 2026, we recorded a non-cash impairment charge of $268.3 million compared to $434.3 million in the first nine months of 2025, as a result of our full cost ceiling tests for our United States cost pool.

Interest Expense, Net

Interest expense, Net was $127.8 million in the first nine months of 2026 compared to $130.6 million in the first nine months of 2025.

Loss on Foreign Currency Translations

Foreign currency transaction losses were $5.1 million in the first nine months of 2026, primarily driven by the remeasurement of certain monetary assets and liabilities denominated in CAD, pursuant to our recent acquisition of oil and natural gas properties in Canada. We did not have any foreign currency transactions in the first nine months of 2025.

Loss on Contingent Consideration

During the first nine months of 2026, we recorded a contingent consideration loss of $3.0 million due to a change in the fair value of the contingent consideration liability incurred pursuant to the Duvernay Acquisition (see Notes 3 and 9 to our condensed consolidated financial statements). The contingent consideration loss was primarily driven by an increase in the forward NYMEX WTI oil price curve from the acquisition date to September 30, 2026.

Income Tax

During the first nine months of 2026, we recorded an income tax benefit of $112.8 million due to our pretax losses caused, primarily, by our losses on commodity derivatives and our non-cash ceiling test impairment charge. Conversely, we recorded an income tax expense of $39.3 million for the first nine months of 2025.

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

During the nine months ended September 30, 2026, we repurchased and retired 3,616,436 shares of our common stock for total consideration of $76.1 million, or an average price of $21.03 per share.

In August 2026, we issued $500.0 million in aggregate principal amount of our 7.500% Senior Notes due 2034 at par. The proceeds were used, primarily, to reduce borrowings under our Revolving Credit Facility and for other general corporate purposes.

As of September 30, 2026, we had outstanding total debt of $2.6 billion consisting of $223.0 million of borrowings under our Revolving Credit Facility, $700.0 million aggregate principal amount of our Convertible Notes due 2029, $500.0 million aggregate principal amount of our Senior Notes due 2031, $725.0 million aggregate principal amount of our Senior Notes due 2033 and $500.0 million aggregate principal amount of our Senior Notes due 2034.

As of September 30, 2026, we had total liquidity of approximately $1.6 billion, consisting of $1,577.0 million of committed borrowing availability under the Revolving Credit Facility and $26.4 million of cash on hand.
One of the primary sources of variability in our cash flows from operating activities is commodity price volatility. Oil accounted for 82% and 83% of our total oil and gas sales in the third quarter of 2026 and 2025, respectively.  As a result, our operating cash flows are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas and NGL prices.  We seek to maintain a robust hedging program to mitigate volatility in commodity prices with respect to a portion of our expected production. For the nine months ended September 30, 2026, we hedged approximately 74% of our crude oil production and approximately 58% of our natural gas production. For a summary as of September 30, 2026, of our open commodity swap contracts for future periods, see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 below.

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

At September 30, 2026, we had a working capital deficit of $355.7 million, compared to a surplus of $46.7 million at December 31, 2025. Current assets decreased by $83.9 million and current liabilities increased by $318.5 million at September 30, 2026, compared to December 31, 2025.

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

Our cash summary for the three and nine months ended September 30, 2026 and 2025 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, unaudited)	2026	2025	2026	2025
Net Cash Provided by Operating Activities	$397,699	$423,120	$1,042,931	$1,192,658
Net Cash Used for Investing Activities	$(239,345)	(352,577)	(1,253,834)	(944,390)
Net Cash Provided by (Used for) Financing Activities	(183,626)	(64,751)	224,409	(225,553)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	$4,089	$—	$(1,385)	$—
Net Increase in Cash	$(21,183)	$5,792	$12,121	$22,715

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2026 was $397.7 million, compared to $423.1 million in the same period of the prior year. The lower cash provided by operating activities in the third quarter of 2026 was primarily due to realized losses from settled commodity derivatives, partially offset by increased revenues from higher prices and production volumes.

Net cash provided by operating activities for the nine months ended September 30, 2026 was $1,042.9 million, compared to $1,192.7 million in the same period of the prior year. The lower cash provided by operating activities in the nine months ended September 30, 2026 was primarily due to realized losses from settled commodity derivatives, partially offset by increased revenues from higher prices and production volumes.

Cash Flows from Investing Activities

Cash flows used in investing activities during the three months ended September 30, 2026 and 2025 were $239.3 million and $352.6 million, respectively.

Cash flows used in investing activities during the nine months ended September 30, 2026 and 2025 were $1,253.8 million and $944.4 million, respectively. Cash used in investing activities was higher during the nine months ended September 30, 2026 primarily due to the Utica Acquisition and the Duvernay Acquisition, as described in Note 3 to the Company’s condensed consolidated financial statements.

Our cash flows used in investing activities reflects actual cash spending, which can lag several months from when the related costs were incurred. As a result, our actual cash spending is not always reflective of current levels of development activity. For instance, during the three months ended September 30, 2026, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $260.5 million, while the actual cash spend in this regard amounted to $239.2 million. Further, during the nine months ended September 30, 2026, our capitalized costs incurred, excluding non-cash consideration, for oil and natural gas properties (e.g., drilling and completion costs, acquisitions, and other capital expenditures) amounted to $1,463.6 million, while the actual cash spend in this regard amounted to $1,253.6 million.

Cash Flows from Financing Activities

Net cash used for financing activities was $183.6 million during the three months ended September 30, 2026, compared to net cash used for financing activities of $64.8 million during the three months ended September 30, 2025.

For the three months ended September 30, 2026, net cash used for financing activities was primarily due to $602.0 million net repayments of borrowings under our Revolving Credit Facility, $26.0 million disbursed for our common stock repurchases, $48.0 million of common stock dividend payments, and $7.5 million debt issuance costs paid, partially offset by $500.0 million received from the issuance of our Senior Notes due 2034.

For the three months ended September 30, 2025, cash used for financing activities was primarily due to $21.0 million net repayment of borrowings under our Revolving Credit Facility and $43.7 million of common stock dividend payments.

Net cash provided by financing activities was $224.4 million during the nine months ended September 30, 2026, compared to net cash used for financing activities of $225.6 million during the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, cash provided by financing activities was primarily due to $500.0 million received from the issuance of our Senior Notes due 2034 and $227.9 million proceeds from issuance of common stock, partially offset by $255.0 million net repayments under our Revolving Credit Facility, $139.8 million of common stock dividend payments, $76.1 million in repurchases of common stock, $20.2 million spent to redeem all of the outstanding Senior Notes due 2028, $9.1 million debt issuance costs paid, and $2.8 million to settle the tax obligations related to employee share based compensations.

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

Revolving Credit Facility

We have entered into the Revolving Credit Facility with Wells Fargo Bank, as administrative agent, and the lenders from time to time party thereto. The Revolving Credit Facility is subject to a borrowing base with maximum loan value to be assigned to the proved reserves attributable to our oil and natural gas properties. In February 2026, the Company completed a wildcard redetermination, pursuant to which the borrowing base was increased from $1.8 billion to $1.975 billion, and the aggregate elected commitment amount was increased from $1.6 billion to $1.8 billion. As of September 30, 2026, the Revolving Credit Facility had a borrowing base of $1.975 billion and an elected commitment amount of $1.8 billion, and we had $223.0 million in borrowings outstanding under the facility, leaving approximately $1.6 billion in available committed borrowing capacity. See Note 4 to our condensed consolidated financial statements for further details regarding the Revolving Credit Facility.

Senior Notes due 2028

In March 2026, we redeemed all of the outstanding Senior Notes due 2028, in accordance with the terms of the 2028 Notes Indenture, at a redemption price of 100%. See Note 4 to our condensed consolidated financial statements for further details regarding the Senior Notes due 2028.

Convertible Notes due 2029

As of September 30, 2026, we had outstanding $700.0 million aggregate principal amount of our Convertible Notes. See Note 4 to our condensed consolidated financial statements for further details regarding the Convertible Notes.

Senior Notes due 2031

As of September 30, 2026, we had outstanding $500.0 million aggregate principal amount of our Senior Notes due 2031. See Note 4 to our condensed consolidated financial statements for further details regarding the Senior Notes due 2031.

Senior Notes due 2033

As of September 30, 2026, we had outstanding $725.0 million aggregate principal amount of our Senior Notes due 2033. See Note 4 to our condensed consolidated financial statements for further details regarding the Senior Notes due 2033.

Senior Notes due 2034

As of September 30, 2026, we had outstanding $500.0 million aggregate principal amount of our Senior Notes due 2034. See Note 4 to our condensed consolidated financial statements for further details regarding the Senior Notes due 2034.

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

The following table summarizes our open crude oil derivative contracts as of September 30, 2026, by fiscal quarter.

Crude Oil Contracts
	Swaps(1)		Collars
Contract Period	Volume (Bbls)	Weighted Average Price ($/Bbl)	Volume Ceiling (Bbls)	Volume Floor (Bbls)	Volume Sub-Floor (Bbls)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Floor Price ($/Bbl)	Weighted Average Sub-Floor Price ($/Bbl)
2026(1)
Q4	1,816,567	68.26	2,454,587	1,765,163	207,000	$71.44	$62.34	$47.22
2027(1)
Q1	1,113,750	$72.14	832,500	832,500	450,000	$77.64	$63.81	$47.50
Q2	905,450	70.49	887,250	887,250	500,500	76.88	64.13	48.64
Q3	506,000	70.50	629,500	629,500	314,750	78.80	66.46	50.85
Q4	506,000	70.50	552,000	552,000	276,000	79.82	67.43	51.67
2028(1)
Q1	45,500	$70.04	—	—	—	$—	$—	$—
Q2	45,500	70.04	—	—	—	—	—	—
Q3	46,000	70.04	—	—	—	—	—	—
Q4	46,000	70.04	—	—	—	—	—	—
2029(1)
Q1	45,000	$70.04	—	—	—	$—	$—	$—
Q2	45,500	70.04	—	—	—	—	—	—
Q3	46,000	70.04	—	—	—	—	—	—
Q4	46,000	70.04	—	—	—	—	—	—
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

The following table summarizes our open natural gas derivative contracts as of September 30, 2026, by fiscal quarter.

Natural Gas Contracts
	Swaps(1)		Collars
Contract Period	Volume (MMBTU)	Weighted Average Price ($/MMBTU)	Volume Ceiling (MMBTU)	Volume Floor (MMBTU)	Weighted Average Ceiling Price ($/MMBTU)	Weighted Average Floor Price ($/MMBTU)
2026(1)
Q4	12,115,000	4.16	14,739,642	14,739,642	$5.03	$3.35
2027(1)
Q1	7,125,000	$3.98	6,075,000	6,075,000	$4.85	$3.00
Q2	7,360,000	3.98	5,060,000	5,060,000	4.44	3.00
Q3	7,360,000	3.98	5,060,000	5,060,000	4.44	3.00
Q4	5,960,000	3.94	3,665,000	3,665,000	4.41	3.04
2028(1)
Q1	2,555,000	$3.83	900,000	900,000	$4.17	$3.50
Q2	1,840,000	3.83	920,000	920,000	4.17	3.50
Q3	1,840,000	3.83	920,000	920,000	4.17	3.50
Q4	1,530,000	3.85	920,000	920,000	4.07	3.50
2029(1)
Q1	—	$—	890,000	890,000	$3.88	$3.50
Q2	—	—	920,000	920,000	3.88	3.50
Q3	—	—	920,000	920,000	3.88	3.50
Q4	—	—	610,000	610,000	3.88	3.50
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

The following table summarizes our open NGL derivative contracts as of September 30, 2026, by fiscal quarter.

NGL Contracts
	Swaps
Contract Period	Volume (BBL)	Weighted Average Price ($/BBL)
2026:
Q4	80,500	$33.32
2027:
Q1	65,250	$32.30
Q2	59,150	30.73
Q3	57,500	30.69
Q4	52,900	30.87

Interest Rate Risk

Our long-term debt as of September 30, 2026 was comprised of borrowings that contain fixed and floating interest rates. Our Convertible Notes due 2029, Senior Notes due 2031, Senior Notes due 2033 and Senior Notes due 2034 bear cash interest at fixed rates. Our Revolving Credit Facility interest rate is a floating rate option that is designated by us within the parameters established by the underlying agreement (see Note 4 to our condensed consolidated financial statements).

From time to time, the Company may use interest rate swaps to effectively convert a portion of its variable rate indebtedness to fixed rate indebtedness. The following table summarizes our open interest rate derivative contracts as of September 30, 2026.

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

Changes in interest rates can impact results of operations and cash flows. At September 30, 2026, all of our floating-rate debt instruments were covered by fixed-rate interest rate swaps. Hence, we did not have any exposure to floating-rate interest rates.

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

As of September 30, 2026, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports.  Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

No change in our Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our Company is subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.

Item 1A.  Risk Factors.

Except as described in our Quarterly Report on Form 10-Q filed with the SEC for the period ended June 30, 2026, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the quarter ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (at period end)(1)
Month #1
July 1, 2026 to July 31, 2026	—	$—	—	$243.2 million
Month #2
August 1, 2026 to August 31, 2026	157,158	$25.41	157,158	$239.2 million
Month #3
September 1, 2026 to September 30, 2026	510,831	$23.51	510,831	$227.2 million

Total	667,989	$23.96	667,989	$227.2 million
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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

(a)    None.

(b)    None.

(c)    The information required by Item 408(a) of Regulation S-K is included in the table below.

Name (Title)	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Chad Allen (CFO)	Adopt	August 21, 2026	X		7,500	November 23, 2027
Erik Romslo (CLO)	Adopt	September 9, 2026	X		15,000	May 15, 2027
* Intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. ** Not intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6.  Exhibits.

Exhibit No.	Description	Reference
3.1	Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated August 24, 2018	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2018
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated September 18, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2020
3.3	Certificate of Amendment of Restated Certificate of Incorporation of Northern Oil and Gas, Inc., dated May 23, 2024	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2024
3.4	Amended and Restated Bylaws of Northern Oil and Gas, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2023
4.1	Indenture, dated August 26, 2026, between Northern Oil and Gas, Inc. and Wilmington Trust, National Association, as trustee (including Form of 7.500% Senior Note due 2034)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2026
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	The cover page from Northern Oil and Gas, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN OIL AND GAS, INC.

Date:	November 6, 2026	By:	/s/ Nicholas O’Grady
Nicholas O’Grady, Chief Executive Officer (on behalf of Registrant)

Date:	November 6, 2026	By:	/s/ Chad Allen
Chad Allen, Chief Financial Officer and principal financial and accounting officer (on behalf of Registrant)